Form 10-Q
period 1995-03-31
BIO TECHNOLOGY GENERAL CORP
filed 1995-05-05
CIK 722104

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

Commission File Number 0-15313

                          BIO-TECHNOLOGY GENERAL CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                         13-3033811
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                 70 Wood Avenue South, Iselin, New Jersey 08830
                    (Address of principal executive offices)

                                 (908) 632-8800
              (Registrant's telephone number, including area code)

                         Former address: Not Applicable

- --------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, par value $.01 per share,
outstanding as of May 1, 1995                       43,194,325
                                                    ----------

                                     INDEX

                                                                            Page
                                                                            ----
Part I.   Financial Information

   Item 1.        Financial Statements:

                  Consolidated Balance Sheets at
                     March 31, 1995 and December 31, 1994 ...............      3

                  Consolidated Statements of Operations
                     for the three months ended
                     March 31, 1995 and 1994.............................      4

                  Consolidated Statement of Changes in
                     Stockholders' Equity for the three
                     months ended March 31, 1995 ........................      5

                  Consolidated Statements of Cash Flows
                     for the three months ended
                     March 31, 1995 and 1994.............................      6

                  Notes to Consolidated Financial
                    Statements ..........................................    7-9


   Item 2.        Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.......................................  10-17

Part II.   Other Information

   Item 6.        Exhibits and Reports on Form 8-K ......................     18

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                    March 31, 1995    December
                                                     (Unaudited)      31, 1994
                                                    -------------     --------
ASSETS
Current Assets:
 Cash and cash equivalents .........................   $ 17,762       $16,891
 Receivables:
  Trade and other ..................................      2,854         2,436
  Israeli government and other contract
    research .......................................        330           290
 Inventories .......................................      1,833         1,632
 Prepaid expenses and other current assets .........        471           172
                                                        -------      --------
  Total current assets .............................     23,250        21,421

Equipment and leasehold improvements, net ..........      4,649         4,800
Marketing rights, net ..............................      4,958         5,174
Patents, net .......................................        384           370
Other assets .......................................        550           575
                                                       --------      --------
  Total assets .....................................   $ 33,791      $ 32,340
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans .............................   $    114      $     64
 Current portion of long-term debt .................      1,251         1,251
 Accounts payable ..................................        720         1,091
 Other current liabilities .........................      6,571         5,363
                                                       --------      --------
  Total current liabilities ........................      8,656         7,769
                                                       --------      --------

Long-term liabilities ..............................      1,165         1,389
                                                       --------      --------

Stockholders' equity:
 Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued ..............         --            --
 Common stock - $.01 par value; 150,000,000
  shares  authorized; issued: 43,194,000 (42,876,000
  at December 31, 1994) ............................        432           429
 Capital in excess of par value ....................    120,255       120,008
 Deficit ...........................................    (95,905)      (96,307)
 Less - treasury stock at cost, 83,000 shares
  (67,000 at December 31, 1994) ....................       (340)         (303)
        - deferred compensation ....................       (472)         (570)
        - Common Stock subscriptions receivable ....         --           (75)
                                                       --------     ---------
  Total stockholders' equity .......................     23,970        23,182
                                                       --------     ---------

  Total liabilities and stockholders' equity .......   $ 33,791     $  32,340
                                                       ========     =========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                      (in thousands except per share data)


                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              1995        1994
                                                              ----        ----
Revenues:
 Product sales ..........................................   $  5,183   $  3,106
 Research and development revenues
  under collaborative agreements ........................        188      1,612
 Contract fees ..........................................         95        615
 Other revenues .........................................         57        251
 Interest income ........................................        226         97
                                                            --------   --------
                                                               5,749      5,681
                                                            --------   --------


Expenses:
 Research and development ...............................      2,741      3,376
 Cost of product sales ..................................        652        304
 General and administrative .............................      1,660      2,470
 Commissions and royalties ..............................        150        142
 Interest and finance expenses ..........................         40         90
 Other expenses .........................................        104         81
                                                            --------   --------
                                                               5,347      6,463
                                                            --------   --------


Income (loss) before extraordinary gain .................        402       (782)
Extraordinary gain resulting from
  debt forgiveness ......................................       --        1,500
                                                            --------   --------

Net income ..............................................   $    402   $    718
                                                            ========   ========

Earnings (loss) per share:
 Income (loss) per common share before extraordinary
   gain .................................................   $   0.01   ($  0.02)

 Extraordinary gain per common share ....................       --         0.04
                                                            --------   --------

 Net income per common share ............................   $   0.01   $   0.02
                                                            ========   ========

Shares used in computation
  (Includes common stock equivalents) ...................     43,397     39,135
                                                            ========   ========

The accompanying notes are an integral part of these consolidated statements.

Certain prior period amounts have been reclassified to conform with current period presentation.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)




                                      Common Stock
                                      ------------       Capital in                                      Common Stock
                                                Par      Excess of                Treasury    Deferred   Subscriptions Stockholders'
                                  Shares       Value     Par Value    Deficit       Stock   Compensation   Receivable    Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994       42,876    $     429    $ 120,008   $ (96,307)  $    (303)   $  (570)      $     (75)     $  23,182

Issuance of common stock ..          10                        22                                                                22
Exercise of stock options .         202            2           41                                                                43
Issuance of common stock on
  Series A note conversions
  (including capitalized
  interest) ...............         106            1          184                                                               185
Amortization of deferred
 compensation .............                                                                       98                             98
Purchase of treasury stock                                                            (37)                                      (37)
Repayment of common stock
  subscriptions ...........                                                                                       75             75
Net income for three months
  ended March 31, 1995 ....                                               402                                                   402
                              ---------    ---------    ---------   ---------   ---------    -------        --------      ---------
Balance, March 31, 1995 ...      43,194    $     432    $ 120,255   $ (95,905)  $    (340)   $  (472)       $    --       $  23,970
                              =========    =========    =========   =========   =========    =======        ========      =========

The accompanying notes are an integral part of this consolidated statement.


                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                               (in thousands)


                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                               1995       1994
                                                               ----       ----

Cash flows from operating activities:
  Net income............................................... $   402     $   718
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Extraordinary gain resulting from debt forgiveness.....      --      (1,500)
    Depreciation and amortization..........................     782         711
    (Gain) on disposal of fixed assets.....................      (7)        (37)
    Common stock as payment for services...................      22          10
    Change in: receivables.................................    (458)       (287)
      inventories .........................................    (201)       (434)
      prepaid expenses and other current assets ...........    (299)       (298)
      accounts payable ....................................    (371)        487
      other assets ........................................      25          26
      other current liabilities ...........................   1,258        (194)
                                                            -------    --------
Net cash provided by (used in) operating activities........   1,153        (798)
                                                            -------    --------

Cash flows from investing activities:
  Capital expenditures.....................................    (327)       (740)
  Change in patents........................................     (22)        (56)
  Proceeds from sales of fixed assets and investment ......      25          54
                                                            -------    --------
  Net cash used in investing activities....................    (324)       (742)
                                                            -------    --------

Cash flows from financing activities:
  Long-term debt...........................................      --      (1,800)
  Proceeds from issuance of common stock...................      43         744
  Repayment of common stock subscriptions..................      75         102
  Interest on Series A and Series B Notes..................      (8)         (8)
  Purchase of treasury stock...............................     (37)         --
  Repayment of Series A Notes..............................     (31)         --
                                                            -------    --------
Net cash provided by (used in) financing activities........      42        (962)
                                                            -------    --------
Net increase (decrease) in cash and cash equivalents ......     871      (2,502)

Cash and cash equivalents at beginning of year.............  16,891      16,051
                                                            -------    --------

Cash and cash equivalents at end of period................. $17,762    $ 13,549
                                                            =======    ========

Supplementary Information
- -------------------------
Non-cash investing and financing activities:
  Series A and Series B note conversions .................. $   185    $      2
Other information:
  Interest paid ........................................... $    13    $     21

The accompanying notes are an integral part of these consolidated statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Statement on Adjustments

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 1994. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


Note 2: Private Placement Financing

On December 31, 1993, the Company and Bio-Cardia Corporation ("Bio-Cardia") completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing are received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price may be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue the development and commercialization of certain of the Company's products. The Company and Bio-Cardia have entered into a research and development agreement pursuant to which the Company will conduct research, development and clinical testing of these products.

Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 218 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 40 Units, who owe an aggregate of $3,200,000. Accordingly, Bio-Cardia will not be in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. As a result, BTG has the right to terminate the Technology License Agreement and repossess all rights to the technology licensed or sublicensed to Bio-Cardia without the payment of any amounts to Bio-Cardia other than a royalty on all Improvements

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

(as defined in the Technology License Agreement) to the Products developed pursuant to the development program conducted by BTG on behalf of Bio-Cardia. At March 31, 1995, Bio-Cardia owed BTG approximately $3,660,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and the three months ended March 31, 1995, as well as $1,330,000 in reimbursement of previously incurred research and development expenses. The Company did not recognize as revenues the amounts due from Bio-Cardia in respect of research and development performed by the Company on behalf of Bio-Cardia during the three months ended March 31, 1995. For the three months ended March 31, 1994, the Company recognized $1,373,000 of research and development revenues under collaborative agreements from Bio-Cardia.

The Company has agreed not to terminate the Technology License Agreement in 1995 as a result of the Bio-Cardia defaults in 1994 and has further agreed to fund a revised research and development budget for 1995 aggregating approximately $6.2 million to the extent Bio-Cardia does not have sufficient funds and to advance to Bio-Cardia amounts required by Bio-Cardia for general and administrative expenses. Bio-Cardia anticipates that it will receive $900,000 in 1995 from third parties (of which $400,000 was received in January 1995), and up to $3,140,000 from its existing stockholders under the Investor Notes, subject to the Exchange Offer described below. However, because the Company has not at this time committed to fund any research and development for Bio-Cardia in 1996 or 1997 or to exercise the Stock Purchase Option, and, therefore, because there can be no assurance that Bio-Cardia will have the funds needed to fund research and development after December 31, 1995, Bio-Cardia, with the Company's consent, has offered to the current Bio-Cardia stockholders the ability to avoid having to make any additional payments to Bio-Cardia under their Investor Note (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia has offered to exchange $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. The Company has agreed to return to Bio-Cardia the cash necessary to make the Exchange Offer. The cash to be returned includes $1,920,000 received from Bio-Cardia in 1994 and the three months ended March 31, 1995 but not recognized as revenues, which are included in other current liabilities on the December 31, 1994 balance sheet ($1,710,000) and the March 31, 1995 balance sheet ($1,920,000). If all Bio-Cardia stockholders who are not in default accept the Exchange Offer, BTG will advance to Bio-Cardia an aggregate of $2,639,000 (plus the amount of interest to be paid), for which BTG will recognize an expense of approximately $800,000 in the second quarter of 1995. In addition, Bio-Cardia has agreed that if by December 15, 1995 (i) the average daily price of the Company's common stock for any 20 trading days in any 30 consecutive trading day period did not exceed $3.50, (ii) the best closing bid price of the Warrants did not exceed $1.10 during any 20 trading days, and (iii) the exercise price of the Warrants had not been reduced in connection with the sale of BTG, then Bio-Cardia will distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the Warrants issued in the Offering, together with the Surrendered Warrants distributed by Bio-Cardia, have a value of $16,500 per Unit as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. The Exchange Offer is conditioned upon acceptance by holders of at least 139 Units (constituting approximately 90% of the Units held by non-defaulting Bio-Cardia stockholders), although this condition can be waived. The Company has agreed that if the Exchange Offer is consummated, it will amend the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock less than $6.59, then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10. The Company's agreement to fund the Exchange Offer and Bio-Cardia's operations in 1995 to the extent Bio-Cardia does not have sufficient funds will adversely affect BTG's results of operations for the year ended December 31, 1995.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

Note 3: Income Taxes

The Company has not provided any income taxes for the three months ended March 31, 1995 and 1994 as any interim tax provision would be offset by available net operating loss carryforwards.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                       Three months ended March 31, 1995
                compared with three months ended March 31, 1994

Results of Operations:

The Company has been principally engaged in research and product development activities since it commenced operation in October 1980 and has incurred substantial net losses from inception through December 31, 1994.

The Company reported net income of approximately $0.4 million or $0.01 per share in the three months ended March 31, 1995 compared to a net income after extraordinary gain resulting from debt forgiveness of approximately $0.72 million or $0.02 per share in the three months ended March 31, 1994. The net income after extraordinary gain for the three months ended March 31, 1994 includes an extraordinary gain of $1.5 million or $0.04 per share. The Company had approximately 4.3 million additional shares outstanding for the three months ended March 31 1995, as compared to the same period in 1994.

The Company's revenues are classified in five categories: product sales, research and development revenues under collaborative agreements, contract fees (representing licensing and option fees), other revenues (substantially all of which is funding from the Chief Scientist of the Israeli government) and interest income. Revenues from each of these categories have fluctuated, and are expected to continue to fluctuate, from period to period as new licensing and research and development relationships are established and milestones attained, scheduled payments under existing arrangements become due and products are commercialized.

Revenues from product sales, derived primarily from the Company's human growth hormone ("hGH"), pharmaceutical grade hyaluronic acid ("BioLon(R)") and injectable testosterone ("Delatestryl(R)") amounted to $5,183,000 and $3,106,000, or 94% and 56% of revenues (exclusive of interest income), for the three month periods ended March 31, 1995 and 1994, respectively. Sales of hGH were $3,840,000 and $2,310,000 in the three months ended March 31, 1995 and 1994, or 75% and 74% of product sales, respectively. The increase in sales of hGH was primarily the result of increased sales to JCR Pharmaceuticals Co., Ltd., the Company's exclusive distributor in Japan. Sales of BioLon were $726,000 and $380,000, or 14% and 12% of product sales, in the three month period ended March 31, 1995 and 1994, respectively. The increase in sales of BioLon was due to new product launches in the first quarter of 1995 as well as increased sales to its distributors who had launched the product prior to the first quarter of 1995. In the three month periods ended March 31, 1995 and 1994, sales of Delatestryl were $172,000 and $193,000, or 3% and 6% of product sales, respectively. In aggregate, $445,000 and $223,000 were earned from sales of other products for the three month periods ended March 31, 1995 and 1994, respectively.

For the three month periods ended March 31, 1995 and 1994 research and development revenues under collaborative agreements of $188,000 and $1,612,000, or 3% and 29%, respectively, of revenues (exclusive of interest income), was earned. Of the research and development revenues under collaborative agreements earned in the three months ended March 31, 1994, $1,373,000, or 85% of total research and development revenues under collaborative agreements, was earned in respect of research and development activities conducted pursuant to the research and development agreement which the Company entered into with Bio-Cardia Corporation ("Bio-Cardia") in December 1993. See "- Liquidity and Capital Resources." All the research and development revenues under collaborative agreements earned in the three month period ended March 31, 1995 was earned with respect to AIDS research for the

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

National Institutes of Health ("NIH") as compared with $167,000 or 10% in the comparable period in 1994. In aggregate, for other projects, $72,000 was earned in the three months ended March 31, 1994.

For the three month periods ended March 31, 1995 and 1994 contract fees of $95,000 and $615,000, or 2% and 11%, respectively, of revenues (exclusive of interest income), were earned. For the three months ended March 31, 1995, $85,000 or 89% of total contract fees, was earned in respect of the license of the marketing rights for the Company's hGH in South America. Of the contract fees earned in the three months ended March 31, 1994, $500,000, or 81% of total contract fees, was earned in respect of the license of the marketing rights for Oxandrin(R) (oxandrolone) in Australia and $100,000, or 16%, in respect of marketing rights for hGH in Canada.

Other revenues, which consist primarily of partial funding of several of the Company's research and development projects by the Chief Scientist of the Israeli government ("Chief Scientist"), were $57,000 and $251,000, or 1% and 4%, respectively, of revenues (exclusive of interest income), during the three months ended March 31, 1995 and 1994, respectively. For the three months ended March 31, 1995, Chief Scientist funding represented 88% of other revenues as compared with 84% in the same period in 1994.

Interest income on the Company's investment portfolio amounted to $226,000 and $97,000 for the three month periods ended March 31, 1995 and 1994, respectively. The increase in interest income derived primarily from an increase in cash balances resulting from $9,000,000 received from financing transactions consummated in October 1994, as well as higher yield.

The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. Expenditures for research and development in the three month periods ended March 31, 1995 and 1994 were $2,741,000 and $3,376,000, respectively. The decrease in these expenditures resulted from a change in the focus of the Company's research and development activities towards the Company's commercialized products and those which are nearing commercialization and away from early stage research and development activities, as well as a decrease in research and development activities conducted on behalf of Bio-Cardia. Expenditures for research and development in the three months ended March 31, 1995 include $673,000 on behalf of Bio-Cardia, which were not reimbursed to the Company. In the same period in 1994, expenditures for research and development on behalf of Bio-Cardia were $1,003,000, all of which was reimbursed by Bio-Cardia. See "-Liquidity and Capital Resources."

Cost of product sales, primarily related to commercial sales of hGH, BioLon and Delatestryl, were $652,000 and $304,000 in the three month periods ended March 31, 1995 and 1994, respectively. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Cost of product sales as a percentage of product sales is expected to decrease as the quantity sold increases due to economies of scale. In addition, certain products, such as hGH, have a lower cost of sales than other products.

General and administrative expenses for the three month periods ended March 31, 1995 and 1994 were $1,660,000 and $2,470,000, respectively. In the three months ended March 31, 1994 the Company spent approximately $0.8 million in respect of the complaint filed by Genentech Inc. ("Genentech") with the United States International Trade Commission relating to hGH. See "- Liquidity and Capital Resources."

Commissions and royalties expenses for the three months ended March 31, 1995 and 1994 were approximately $150,000 and $142,000, respectively. These expenses consist primarily of royalties to the Chief Scientist and to entities from which the Company licensed certain of its products.

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

For the three month periods ended March 31, 1995 and 1994 the Company recorded interest and finance expenses of $40,000 and $90,000, respectively. Interest expense in the three months ended March 31, 1994, derived mainly from interest on the Company's balance payable to The Du Pont Merck Pharmaceutical Company ("Du Pont Merck") as described below. See "- Liquidity and Capital Resources."

In the three months ended March 31, 1994 the Company recognized an extraordinary gain of $1,500,000 resulting from the Company's payment, in January 1994, of $1,500,000 to SmithKline Beecham ("SB") in full satisfaction of its $3,000,000 obligation to SB. See "- Liquidity and Capital Resources."

The Company expects to incur additional operating losses in the coming quarters at least until more of its products have received all required regulatory approvals and are being actively marketed.


Liquidity and Capital Resources

The Company's working capital at March 31, 1995 was $14,594,000 as compared to $13,652,000 at December 31, 1994.

The Company's cash requirements have been and continue to be satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects, and
(v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy the Company's cash requirements.

The major portion of the Company's revenues is derived from product sales and the Company's collaborative arrangements, under which the Company may earn up-front contract fees, may receive funding for additional research, is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments and the timing of regulatory approvals of products.

     The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 11% in 1993, 14% in 1994, and at a 2% annual rate in the three month period ended March 31, 1995. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1993 and 1994 the Shekel was devalued by approximately 8% and 1%, respectively, against the U.S. dollar. Because of the insignificant devaluation of the Shekel against the U.S. dollar despite the 14% annual rate of increase in the Consumer Price Index during 1994, BTG's cost of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms in 1994. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and sales of Bio-Tropin(TM), the Company's human growth hormone product in Israel, and BioLon in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, the Company's financial results will be adversely affected

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

The Company maintains its funds in money market funds, commercial paper and other liquid short-term debt instruments. The Company's investment policy is to preserve principal and to avoid risk.

The cash flows of the Company have fluctuated significantly due to the impact of net losses, capital spending, and issuance of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income or loss, depreciation and amortization, and financings, if any, undertaken by the Company. In the three months ended March 31, 1995 net cash increased by $871,000, primarily as a result of net income of $402,000, depreciation and amortization of $782,000 and a net increase in other current liabilities of $1,258,000, which were partially offset by an increase in current assets of $958,000 and a decrease in accounts payable of $371,000. Net investing activities during the three months ended March 31, 1995 were $324,000. In the three months ended March 31, 1994 net cash decreased by $2,502,000, primarily resulting from payment of long-term debt of $1,800,000 (consisting of the payment to SB and to Du Pont Merck), net investing activities of $742,000, a loss before extraordinary gain of $782,000 and a net increase in current assets of $1,019,000, which were partially offset by a net increase in current liabilities of $293,000 and depreciation and amortization of $711,000.

The Company does not currently have any material commitments for capital expenditures.

In June 1991, the Company concluded an agreement with Du Pont Merck pursuant to which it reacquired all the rights relating to the Company's hGH it licensed to Du Pont Merck, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files currently pending with the U.S. Food and Drug Administration for the treatment of human growth hormone deficient children. The Company agreed to pay Du Pont Merck royalties on net sales of hGH up to a maximum of $5,000,000, including a minimum royalty of $2,000,000 (using a 10% 1991 present value). Three hundred thousand dollars of the minimum royalty was due December 31, 1993 and was paid in February 1994. The remainder of the minimum royalty was to be paid as follows:
$500,000 to be paid by December 31, 1994 (which has not been paid); $500,000 to be paid by December 31, 1995; $700,000 to be paid by December 31, 1996; and the remainder to be paid by December 31, 1997. In February 1995 the Company agreed to pay Du Pont Merck $1,000,000 in July 1995 in full satisfaction of its obligation to Du Pont Merck. As a result, the Company will record an extraordinary gain of approximately $1,370,000 in the third quarter of 1995 and stop accrual of interest on the balance due to Du Pont Merck. However, the Company may elect to pay Du Pont Merck in the second quarter of 1995, in which event the Company will record the extraordinary gain in the second quarter of 1995.

In June 1991 the Committee for Proprietary Medicinal Products ("CPMP") of the European Economic Community ("EEC") approved SB's application for the use of the Company's hGH for growth hormone deficient children. In November 1992 the Company and SB entered into an agreement, effective July 17, 1992, whereby the Company reacquired all rights to its human growth hormone in Europe and certain other countries previously licensed to SB. The reacquired rights include the EEC CPMP approval of the use of the Company's hGH for growth hormone deficient children, together with all individual EEC member country approvals and pricing approvals obtained by SB. The license agreement was terminated in connection with the reacquisition of rights. Simultaneous with the execution of the agreement with SB, the Company entered into an exclusive distribution agreement with the Ferring Group for the marketing of the Company's human growth hormone for the enhancement of growth and stature in children. The agreement covers all of Europe as well as countries comprising the former Soviet Union. Initial country

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

approvals have been received in Belgium, Denmark, Italy, France, Germany, Luxembourg, The Netherlands, Spain and the United Kingdom and sales began during the fourth quarter of 1994 in The Netherlands and Germany. In connection with the reacquisition of rights from SB, the Company agreed to pay SB an aggregate of $3,000,000 over a period of up to five years, approximating SB's payments to the Company under the license agreement. In January 1994 the Company paid SB $1,500,000 in full satisfaction of its obligation to SB. Accordingly, the Company recorded an extraordinary gain of $1,500,000 during the first quarter of 1994.

On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing are received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price may be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardio-vascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in premature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company and Bio-Cardia have entered into a research and development agreement pursuant to which the Company will conduct research, development and clinical testing of these products. Bio-Cardia has determined not to pursue Bio-Lase for the inhibition of acute reocclusion and treatment of diabetic thromboembolism, and OxSODrol for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, as preliminary studies were not sufficiently encouraging to justify continued pursuit of these products.

Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 218 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 40 Units, who owe an aggregate of $3,200,000. Accordingly, Bio-Cardia will not be in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. As a result, BTG has the right to terminate the Technology License Agreement and repossess all rights to the technology licensed or sublicensed to Bio-Cardia without the payment of any amounts to Bio-Cardia other than a royalty on all Improvements (as defined in the Technology License Agreement) to the Products developed pursuant to the development program conducted by BTG on behalf of Bio-Cardia. At March 31, 1995, Bio-

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

Cardia owed BTG approximately $3,660,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and the three months ended March 31, 1995, as well as $1,330,000 in reimbursement of previously incurred research and development expenses. The Company did not recognize as revenues the amounts due from Bio-Cardia in respect of research and development performed by the Company on behalf of Bio-Cardia during the three months ended March 31, 1995. For the three months ended March 31, 1994, the Company recognized $1,373,000 of research and development revenues under collaborative agreements from Bio-Cardia.

The Company has agreed not to terminate the Technology License Agreement in 1995 as a result of the Bio-Cardia defaults in 1994 and has further agreed to fund a revised research and development budget for 1995 aggregating approximately $6.2 million to the extent Bio-Cardia does not have sufficient funds and to advance to Bio-Cardia amounts required by Bio-Cardia for general and administrative expenses. Bio-Cardia anticipates that it will receive $900,000 in 1995 from third parties (of which $400,000 was received in January 1995), and up to $3,140,000 from its existing stockholders under the Investor Notes, subject to the Exchange Offer described below. However, because the Company has not at this time committed to fund any research and development for Bio-Cardia in 1996 or 1997 or to exercise the Stock Purchase Option, and, therefore, because there can be no assurance that Bio-Cardia will have the funds needed to fund research and development after December 31, 1995, Bio-Cardia, with the Company's consent, has offered to the current Bio-Cardia stockholders the ability to avoid having to make any additional payments to Bio-Cardia under their Investor Note (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia has offered to exchange $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. The Company has agreed to return to Bio-Cardia the cash necessary to make the Exchange Offer. The cash to be returned includes $1,920,000 received from Bio-Cardia in 1994 and the three months ended March 31, 1995 but not recognized as revenues, which are included in other current liabilities on the December 31, 1994 balance sheet ($1,710,000) and the March 31, 1995 balance sheet ($1,920,000). If all Bio-Cardia stockholders who are not in default accept the Exchange Offer, BTG will advance to Bio-Cardia an aggregate of $2,639,000 (plus the amount of interest to be paid), for which BTG will recognize an expense of approximately $800,000 in the second quarter of 1995. In addition, Bio-Cardia has agreed that if by December 15, 1995 (i) the average daily price of the Company's common stock for any 20 trading days in any 30 consecutive trading day period did not exceed $3.50, (ii) the best closing bid price of the Warrants did not exceed $1.10 during any 20 trading days, and (iii) the exercise price of the Warrants had not been reduced in connection with the sale of BTG, then Bio-Cardia will distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the Warrants issued in the Offering, together with the Warrants distributed by Bio-Cardia, have a value of $16,500 per Unit as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. The Exchange Offer is conditioned upon acceptance by holders of at least 139 Units (constituting approximately 90% of the Units held by non-defaulting Bio-Cardia stockholders), although this condition can be waived. The Company has agreed that if the Exchange Offer is consummated, it will amend the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock less than $6.59, then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10. The Company's agreement to fund the Exchange Offer and Bio-Cardia's operations in 1995 to the extent Bio-Cardia does not have sufficient funds will adversely affect BTG's results of operations for the year ended December 31, 1995.

A number of the Company's other products are in the process of gaining approval from various governmental agencies in the United States and other countries. While costs associated with this process are generally borne by the Company's collaborative partners, the approval processes have been

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

considerably longer than the Company expected, thereby resulting in delays in revenues until such product approvals have been obtained. As a result, the Company has had to continue to finance its operations through debt and equity offerings and collaborative research arrangements that provided research funding. The Company believes that these delays have negatively impacted the Company's ability to attract funding and that, as a result, the terms of such financings were less favorable to the Company than they might otherwise have been had the Company's product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization. As a result, the Company has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if the Company had commercialized the product on its own.

The Company is party to several proceedings relating to patents owned by it or others. The Company anticipates that the costs of such proceedings will be significant, and that such expenses could have a material adverse effect on the Company's results of operations. Should the Company be unsuccessful in any of these proceedings, it may be unable to commercialize the products which are the subject of such proceedings in certain countries, and may be unable to produce the products in Israel, which could have a material adverse effect on the Company's revenues and results of operations.

On March 16, 1993, Genentech filed a complaint with the U.S. International Trade Commission (the "ITC") alleging, among other things, that BTG's importation of hGH into the United States violates Section 337 of the Tariff Act of 1930 because of the existence of certain claims in U.S. patents of Genentech. Genentech sought an immediate investigation and an order that BTG cease and desist from importing hGH into the United States. Additionally, Genentech filed a motion for a temporary exclusion order ("TEO") seeking to exclude the Company from importing human growth hormone into the United States pending the outcome of the investigation. On February 25, 1994, the ITC adopted the initial determination of the administrative judge hearing this matter denying the motion for a TEO. The trial on the Genentech complaint was held in April 1994. In January 1995 the ITC issued a final decision dismissing the complaint with prejudice as a sanction for Genentech's conduct which resulted in an incomplete record and violated the due process rights of BTG and Novo-Nordisk A/S, another respondent in the proceeding. The ITC also found no violation by BTG of Section 337 of the Tariff Act of 1930. In March 1995 Genentech filed a notice of appeal of the ITC decision in the United States Court of Appeals for the Federal Circuit. During 1993 and 1994, BTG incurred total legal fees of approximately $4,200,000 relating to the ITC proceeding.

On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's hGH infringed two Genentech patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgment as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. Genentech's lawsuit in Delaware has been transferred to New York, and BTG is seeking to have the cases consolidated. BTG believes that it does not infringe any valid Genentech patent, although there can be no assurance that BTG will not be found to be infringing Genentech's patents. If BTG is found by the district court to infringe one or more claims in U.S. patents of Genentech, it likely will be precluded from selling its hGH in the United States. The Company expects to incur substantial legal fees in defending and prosecuting these lawsuits.

The Company believes that its remaining cash resources as of March 31, 1995, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the anticipated research and development revenues under collaborative agreements, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations until the end of 1996. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

made by third parties, that current agreements will not be canceled, that committed payments under collaborative agreements will be received, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments.

The Company expects to seek, from time to time, additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include short- or long-term borrowings or the issuance of debt or equity securities. However, there can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities, and prohibit the sale of equity securities at a price per share of less than $1.00 (as adjusted under certain circumstances). The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

Part II. OTHER INFORMATION


Item 6.  Exhibits and Reports on form 8-K

         a)       Exhibits:

                  10.1 Employment Agreement, dated as of April 24, 1995, between Bio-Technology General Corp. and
                           William Pursley.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  None
                                      -18-

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BIO-TECHNOLOGY GENERAL CORP.
                                                   (Registrant)



                                            By:
                                                 /s/ SIM FASS
                                                --------------------------------
                                                     Sim Fass
                                                     President/CEO,
                                                     Principal Executive Officer


                                                /s/ YEHUDA STERNLICHT
                                               --------------------------------
                                                    Yehuda Sternlicht
                                                    Chief Financial Officer,
                                                    Principal Financial and
                                                    Accounting Officer

Dated: May 3, 1995