Form 10-Q
period 1995-06-30
BIO TECHNOLOGY GENERAL CORP
filed 1995-08-14
CIK 722104

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                         Former address: Not Applicable
--------------------------------------------------------------------------------

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

                                 Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, par value $.01 per share,
  outstanding as of August 9, 1995 ...............  43,202,544
                                                    ----------

                                     INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information


Item 1. Financial Statements:

        Consolidated Balance Sheets at June 30, 1995 and
          December 31, 1994 ..............................................     3

        Consolidated Statements of Operations for the six months ended
          June 30, 1995 and 1994 and for the three months ended
          June 30, 1995 and 1994..........................................     4

        Consolidated Statement of Changes in Stockholders' Equity
          for the six months ended June 30, 1995 .........................     5

        Consolidated Statements of Cash Flows for the six months ended
          June 30, 1995 and 1994..........................................     6

        Notes to Consolidated Financial Statements .......................   7-9


Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 10-18



Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders...............    19

Item 5. Other Information ................................................    19

Item 6. Exhibits and Reports on Form 8-K .................................    19

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                           June 30,    December
                                                             1995      31, 1994
                                                          (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents................................. $ 13,810   $ 16,891
 Receivables:
  Trade and other..........................................    5,206      2,436
  Israeli government and other contract research...........      618        290
 Inventories...............................................    1,949      1,632
 Prepaid expenses and other current assets.................      315        172
                                                            --------   --------
  Total current assets....................................    21,898     21,421

Equipment and leasehold improvements, net.................     4,353      4,800
Marketing rights, net.....................................     5,059      5,174
Patents, net..............................................       447        370
Other assets..............................................       650        575
                                                            --------   --------
  Total assets............................................  $ 32,407   $ 32,340
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans....................................  $    339   $     64
 Current portion of long-term debt........................     1,251      1,251
 Accounts payable.........................................       812      1,091
 Other current liabilities................................     4,314      5,363
                                                            --------   --------
  Total current liabilities...............................     6,716      7,769
                                                            --------   --------

Long-term liabilities.....................................     1,152      1,389
                                                            --------   --------

Stockholders' equity:
 Preferred stock -- $.01 par value; 4,000,000
  shares authorized; no shares issued.....................        --         --
 Common stock -- $.01 par value; 150,000,000 shares
  authorized; issued: 43,203,000 (42,876,000 at
  December 31, 1994)......................................       432        429
 Capital in excess of par value...........................   120,277    120,008
 Deficit..................................................   (95,446)   (96,307)
 Less -- treasury stock at cost, 83,000 shares
  (67,000 at December 31, 1994)...........................      (340)      (303)
        -- deferred compensation..........................      (384)      (570)
        -- Common Stock subscriptions receivable..........       --         (75)
                                                            --------   --------
  Total stockholders' equity..............................    24,539     23,182
                                                            --------   --------

  Total liabilities and stockholders' equity..............  $ 32,407   $ 32,340
                                                            ========   ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                      (in thousands except per share data)



                                                              Six Months Ended            Three Months Ended
                                                                  June 30,                     June 30,
                                                             -------------------          -------------------
                                                             1995           1994          1995           1994
-------------------------------------------------------------------------------------------------------------
Revenues:
 Product sales......................................      $11,582        $ 8,474        $ 6,399        $ 5,369
 Research and development revenues
  under collaborative agreements....................          363          3,375            175          1,764
 Contract fees......................................          316            675            221             60
 Other revenues.....................................          327            706            270            454
 Interest income....................................          452            208            226            111
                                                          -------        -------        -------        -------
                                                           13,040         13,438          7,291          7,758
                                                          -------        -------        -------        -------


Expenses:
 Research and development...........................        5,615          7,182          2,771          3,725
 Cost of product sales .............................        1,817            723          1,165            420
 General and administrative.........................        3,473          5,442          1,813          2,972
 Research and development financing.................          856             --            856             --
 Commissions and royalties..........................          337            254            186            112
 Interest and finance expenses......................           81            172             41             82

                                                          -------        -------        -------        -------
                                                           12,179         13,773          6,832          7,311
                                                          -------        -------        -------        -------


Income (loss) before extraordinary gain.............          861           (335)           459            447
Extraordinary gain resulting from
  debt forgiveness..................................           --          1,500             --             --
                                                          -------        -------        -------        -------

Net income .........................................      $   861        $ 1,165        $   459        $   447
                                                          =======        =======        =======        =======

Earnings (loss) per share:
 Income (loss) per common share before
 extraordinary gain.................................      $  0.02        $ (0.01)       $  0.01        $  0.01

 Extraordinary gain per common share................           --           0.04             --           --
                                                          -------        -------        -------        -------

 Net income per common share........................      $  0.02        $  0.03        $  0.01        $  0.01
                                                          =======        =======        =======        =======

Shares used in computation
  (Includes common stock equivalents) ..............       43,580         38,800         43,765         38,411
                                                           ======         ======         ======         ======

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)


                                        Common Stock
                                       --------------     Capital in                                    Common Stock
                                                 Par      Excess of             Treasury   Deferred     Subscriptions  Stockholders'
                                       Shares   Value     Par Value   Deficit    Stock   Compensation     Receivable       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994.........    42,876   $429     $120,008    $(96,307)    $(303)      $(570)        $(75)        $23,182


Issuance of common stock. .........        18                  43                                                             43
Exercise of stock options..........       203      2           42                                                             44
Issuance of common stock on
  Series A note conversions
  (including capitalized
  interest)........................       106      1          184                                                            185
Amortization of deferred
 compensation......................                                                             186                          186
Purchase of treasury stock.........                                                 (37)                                     (37)
Repayment of common stock
 subscriptions.....................                                                                           75              75
Net income for six months
 ended June 30, 1995. . ...........                                       861                                                861
                                       ------   ----     --------    --------     -----       -----         ----         -------
Balance, June 30, 1995.............    43,203   $432     $120,277    $(95,446)    $(340)      $(384)        $ --         $24,539
                                       ======   ====     ========    ========     =====       =====         ====         =======

The accompanying notes are an integral part of this consolidated statement.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                              --------------------------------
                                                                               1995                     1994
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income    ..........................................................     $   861                  $ 1,165
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Extraordinary gain resulting from debt forgiveness....................          --                   (1,500)
   Depreciation and amortization.........................................       1,659                    1,441
   (Gain) on disposal of fixed assets....................................          (7)                     (37)
   Common stock as payment for services..................................          43                       51
   Change in: receivables................................................      (3,098)                  (5,142)
               inventories...............................................        (317)                    (374)
               prepaid expenses and other current assets.................        (143)                    (512)
               accounts payable..........................................        (279)                     953
               other assets..............................................         (75)                      24
               other current liabilities.................................        (774)                    (674)
                                                                              -------                  -------
 Net cash used in operating activities...................................      (2,130)                  (4,605)
                                                                              -------                  -------

Cash flows from investing activities:
 Capital expenditures....................................................        (596)                  (1,201)
 Marketing rights........................................................        (316)                      --
 Change in patents.......................................................         (94)                     (58)
 Proceeds from sales of fixed assets and investment .....................          25                       67
                                                                              -------                  -------
 Net cash used in investing activities...................................        (981)                  (1,192)
                                                                              -------                  -------

Cash flows from financing activities:
 Long-term debt..........................................................          --                   (1,800)
 Proceeds from issuance of common stock..................................          44                      821
 Repayment of common stock subscriptions.................................          75                      102
 Interest on Series A and Series B Notes.................................         (21)                     (22)
 Purchase of treasury stock..............................................         (37)                      --
 Repayment of Series A Notes.............................................         (31)                      --
                                                                              -------                  -------
Net cash provided by (used in) financing activities......................          30                     (899)
                                                                              -------                 --------
Net decrease in cash and cash equivalents................................      (3,081)                  (6,696)

Cash and cash equivalents at beginning of year...........................      16,891                   16,051
                                                                              -------                  -------

Cash and cash equivalents at end of period...............................     $13,810                  $ 9,355
                                                                              =======                  =======

Supplementary Information
Non-cash investing and financing activities:
 Series A and Series B note conversions..................................     $   185                  $    --
Other information:
 Interest paid ..........................................................     $    37                  $    38


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

Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 218 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 40 Units, who owe an aggregate of $3,200,000. As a result, Bio-Cardia is no longer in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. As a result, BTG has the right to terminate the Technology License Agreement and repossess all rights to the technology licensed or sublicensed to Bio-Cardia without the payment of any amounts to Bio-Cardia other than a royalty on all Improvements

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

(as defined in the Technology License Agreement) to the Products developed pursuant to the development program conducted by BTG on behalf of Bio-Cardia. At June 30, 1995, Bio-Cardia owed BTG approximately $5,178,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and the six months ended June 30, 1995, as well as $1,830,000 in reimbursement of previously incurred research and development expenses. The Company did not recognize as revenues the amounts due from Bio-Cardia in respect of research and development performed by the Company on behalf of Bio-Cardia and in respect of previously incurred research and development during the three and six months ended June 30, 1995. For the three and six months ended June 30, 1994, the Company recognized $1,577,000 and $2,950,000, respectively, of research and development revenues under collaborative agreements from Bio-Cardia, including $275,000 in respect of previously incurred research and development in the six months ended June 30, 1994.

In May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with those Bio-Cardia stockholders who were not in default of their Investor Notes, who held an aggregate of 157 Units (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received the payment from each stockholder due July 1, 1994), forgiveness of $17,500 principal amount of the Investor Note remaining outstanding and rights to receive the Surrendered Warrants under certain circumstances for each one share of Bio-Cardia common stock and an unconditional release. The Company returned to Bio-Cardia the cash of approximately $2,726,000 necessary to make the Exchange Offer, which cash included $1,920,000 received from Bio-Cardia in 1994 and the six months ended June 30, 1995 but not recognized as revenues, of which $1,710,000 was included in other current liabilities on the December 31, 1994 balance sheet. As a result of the Company's return of cash to Bio-Cardia in connection with the Exchange Offer, BTG recognized a research and development financing expense of approximately $806,000 in the three months ended June 30, 1995. The rights provide that if by December 15, 1995 (i) the average daily price of the Company's common stock for any 20 trading days in any 30 consecutive trading day period did not exceed $3.50, (ii) the best closing bid price of the Warrants did not exceed $1.10 during any 20 trading days, and (iii) the exercise price of the Warrants had not been reduced in connection with the sale of BTG, then Bio-Cardia will distribute to the Bio-Cardia stockholders who accepted the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the Warrants issued in the Offering, together with the Surrendered Warrants distributed by Bio-Cardia, have a value of $16,500 per Unit as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. In connection with the Exchange Offer the Company amended the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock less than $6.59 (adjusted for stock splits, stock dividends and similar transactions), then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10.

The Company has agreed to fund a revised research and development budget for 1995 aggregating approximately $6.2 million to the extent Bio-Cardia does not have sufficient funds and to advance to Bio-Cardia amounts required by Bio-Cardia for general and administrative expenses. The Company anticipates that Bio-Cardia will only receive $900,000 in 1995 from third parties other than BTG (of which $400,000 was received in January 1995).

One of the defaulting Bio-Cardia stockholders whom Bio-Cardia sued for payment under the Investor Note has commenced an action which is pending in the United States District Court for the Southern District of New York against the Company, Bio-Cardia, David Blech and D. Blech & Co., Incorporated, the placement agent for the Offering, alleging, among other things, that the Offering violated the federal securities laws and constituted common law fraud. The plaintiff seeks rescission of her purchase of Units and restitution of the purchase price paid by her to date

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

($640,000), together with interest thereon and expenses. The
Company and Bio-Cardia have made counterclaims against the plaintiff and cross-claims against David Blech and D. Blech & Co., Incorporated. The Company believes the plaintiff's claims have no merit, and is defending them vigorously.

Note 3: Income Taxes

The Company has not provided any income taxes for the three and six months ended June 30, 1995 and 1994 as any interim tax provision would be offset by available net operating loss carryforwards.


Note 4: Subsequent Event

In July 1995, the Company paid its former United States human growth hormone licensee $1,000,000 in full satisfaction of its obligation to this licensee. Accordingly, the Company will record an extraordinary gain of approximately $1,400,000 during the third quarter of 1995.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                    Three and six months ended June 30, 1995
             compared with three and six months ended June 30, 1994

Results of Operations:

The Company has been principally engaged in research and product development activities since it commenced operation in October 1980 and has incurred substantial net losses from inception through December 31, 1994.

The Company reported net income of $459,000 and $861,000, or $0.01 and $0.02 per share, in the three and six months ended June 30, 1995, respectively, compared to net income of $447,000 and $1,165,000, or $0.01 and $0.03 per share, in the three and six months ended June 30, 1994, respectively. Net income for the six months ended June 30, 1994 includes an extraordinary gain of $1.5 million, or $0.04 per share, resulting from debt forgiveness. The Company had approximately
5.4 million and 4.8 million additional shares outstanding for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994.

The Company's revenues are classified in five categories: product sales, research and development revenues under collaborative agreements, contract fees (representing licensing and option fees), other revenues (substantially all of which is funding from the Chief Scientist of the Israeli government) and interest income. Revenues from each of these categories have fluctuated, and are expected to continue to fluctuate, from period to period as new licensing and research and development relationships are established and milestones attained, scheduled payments under existing arrangements become due and products are commercialized. Product sales have varied, and are expected to continue to vary, from quarter to quarter depending on the timing of product orders and product launches.

Revenues from product sales, derived primarily from the Company's human growth hormone ("hGH"), pharmaceutical grade hyaluronic acid ("BioLon(R)") and injectable testosterone ("Delatestryl(R)"), amounted to $6,399,000 and $11,582,000, or 91% and 92% of revenues (exclusive of interest income), for the three and six month periods ended June 30, 1995, respectively. For the comparable periods in 1994, product sales of $5,369,000 and $8,474,000, or 70% and 64% of revenues (exclusive of interest income), were earned, respectively. Sales of hGH were $5,201,000 and $9,041,000, or 81% and 78% of product sales in the three and six months ended June 30, 1995, respectively, as compared with $4,266,000 and $6,575,000, or 79% and 78% of product sales, respectively, in the comparable periods in 1994. The increase in sales of hGH was primarily the result of increased sales to JCR Pharmaceuticals Co., Ltd., the Company's exclusive distributor in Japan, which accounted for approximately 89%, 79%, 94% and 70% of hGH product sales in the six months ended June 30, 1995 and 1994 and the three months ended June 30, 1995 and 1994, respectively. Sales of BioLon were $868,000 and $1,594,000, or 13% and 14% of product sales, in the three and six month periods ended June 30, 1995, respectively, as compared with $372,000 and $752,000, or 7% and 9% of product sales, in the three and six month periods ended June 30, 1994, respectively. The increase in sales of BioLon was due to new product launches during 1995 as well as increased sales to its distributors who had launched the product prior to January 1, 1995. In the three and six month periods ended June 30, 1995, sales of Delatestryl were $200,000 and $372,000, or 3% of product sales in each period, respectively, as compared with $191,000 and $384,000, or 4% and 5% of product sales, respectively, in the comparable periods in 1994. In aggregate, $130,000 and $575,000 were earned from sales of other products for the three and six month periods ended June 30, 1995, respectively, as compared with $540,000 and $763,000, respectively, in the comparable periods in 1994.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


For the three and six month periods ended June 30, 1995, research and development revenues under collaborative agreements of $175,000 and $363,000, or 2% and 3%, respectively, of revenues (exclusive of interest income), was earned as compared to $1,764,000 and $3,375,000, or 23% and 26%, respectively, of revenues (exclusive of interest income), in the same periods last year. Of the research and development revenues under collaborative agreements earned in the three and six months ended June 30, 1994, $1,577,000 and $2,950,000, or 89% and 87% of total research and development revenues under collaborative agreements, respectively, was earned in respect of research and development activities conducted pursuant to the research and development agreement and service agreement which the Company entered into with Bio-Cardia Corporation ("Bio-Cardia") in December 1993. For the three and six months ended June 30, 1995 the Company has not recognized as revenue the $1,518,000 and $2,217,000, respectively, due from Bio-Cardia in respect of research and development services performed by the Company for Bio-Cardia during these periods. See "--Liquidity and Capital Resources". All of the research and development revenues under collaborative agreements earned in the three and six month periods ended June 30, 1995, was earned with respect to AIDS research for the National Institutes of Health ("NIH") as compared with $173,000 and $340,000, or 10% of total research and development revenues under collaborative agreements, in the comparable periods in 1994, respectively. In aggregate, for other projects, $14,000 and $85,000 were earned in the three and six months periods ended June 30, 1994, respectively.

For the six month period ended June 30, 1995, contract fees of $316,000, or 3% of revenues (exclusive of interest income), were earned as compared to $675,000 or 5% in the comparable period in 1994. Of the contract fees earned in the six months ended June 30, 1995, $265,000, or 84% of total contract fees, were earned in respect of the license of marketing rights for hGH in South America and the Far East and $51,000, or 16% of total contract fees, were earned in respect of the license of marketing rights for BioLon in South America and Europe. Of the contract fees earned in the six months ended June 30, 1994, $500,000, or 74% of total contract fees, were earned in respect of the license of the marketing rights for Oxandrin(R) (oxandrolone) in Australia and $160,000, or 24% of total contract fees, in respect of the license of marketing rights for hGH in Canada and Latin America. Contract fees for the three months ended June 30, 1995 amounted to $221,000, or 3% of revenues (exclusive of interest income), of which $180,000, or 81% of total contract fees, were earned in respect of the license of marketing rights for hGH in South America and the Far East and $41,000, or 19% of total contract fees, were earned in respect of BioLon in South America and Europe. Contract fees for the three months ended June 30, 1994 amounted to $60,000, or 1% of revenues (exclusive of interest income), which were earned in respect of the license of marketing rights for hGH in Latin America.

Other revenues, which consist primarily of partial funding of several of the Company's research and development projects by the Chief Scientist of the Israeli government, were $270,000 and $327,000, or 4% and 3%, respectively, of revenues (exclusive of interest income), during the three and six months ended June 30, 1995, respectively. For the comparable periods in 1994, other revenues of $454,000 and $706,000, or 6% and 5%, respectively, of revenues (exclusive of interest income), were earned. For the three and six months ended June 30, 1995, Chief Scientist funding represented 100% and 98%, respectively, of other revenues as compared with 97% and 92%, respectively, in the same periods in 1994.

Interest income on the Company's investment portfolio amounted to $226,000 and $452,000 for the three and six month periods ended June 30, 1995, respectively, as compared with $111,000 and $208,000 for the same periods last year. The increase in interest income derived primarily from an increase in cash balances resulting from $9,000,000 received from financing transactions consummated in October 1994 as well as higher yield.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. Expenditures for research and development in the three and six month periods ended June 30, 1995 were $2,771,000 and $5,615,000, respectively, as compared with $3,725,000 and $7,182,000 in the three and six month periods ended June 30, 1994, respectively. The decrease in these expenditures resulted from a change in the focus of the Company's research and development activities towards the Company's commercialized products and those which are nearing commercialization and away from early stage research and development activities, as well as a decrease in research and development activities conducted on behalf of Bio-Cardia. Expenditures for research and development in the three and six months ended June 30, 1995 include $1,460,000 and $2,133,000, respectively, on behalf of Bio-Cardia, which were not reimbursed to the Company. In the same periods in 1994, expenditures for research and development on behalf of Bio-Cardia were $1,463,000 and $2,467,000, all of which was reimbursed by Bio-Cardia. See "--Liquidity and Capital Resources."

Cost of product sales, primarily related to commercial sales of hGH, BioLon and Delatestryl, were $1,165,000 and $1,817,000 in the three and six month periods ended June 30, 1995, respectively, as compared with $420,000 and $723,000 for the same periods last year. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Cost of product sales as a percentage of product sales is expected to decrease as the quantity sold increases due to economies of scale. In addition, certain products, such as hGH, have a lower cost of sales than other products.

General and administrative expenses for the three and six month periods ended June 30, 1995 were $1,813,000 and $3,473,000, respectively, as compared with $2,972,000 and $5,442,000 for the same periods last year. In the three and six month periods ended June 30, 1994 the Company spent approximately $0.9 million and $1.7 million, respectively, in respect to the complaint filed by Genentech Inc. ("Genentech") with the United States International Trade Commission relating to hGH. During the three and six months ended June 30, 1995, the Company capitalized as marketing rights approximately $316,000 of legal expenses relating to its litigation with Genentech relating to the launch of hGH in the United States. See "--Liquidity and Capital Resources."

Research and development financing expenses for the three and six months ended June 30, 1995 consist of funds provided to Bio-Cardia of which $806,000 was provided in connection with the Exchange Offer consummated by Bio-Cardia in May 1995, and $50,000 was provided to allow Bio-Cardia to meet its current expenses. See "--Liquidity and Capital Resources."

Commissions and royalties expense for the three and six months ended June 30, 1995 were approximately $186,000 and $337,000, respectively. In the same periods in 1994 commissions and royalties expense were $112,000 and $254,000, respectively. These expenses consist primarily of royalties to the Chief Scientist and to entities from which the Company licensed certain of its products.

For the three and six month periods ended June 30, 1995 the Company recorded interest and finance expenses of $41,000 and $81,000, respectively. In the three and six months ended June 30, 1994, interest and finance expenses were $82,000 and $172,000, respectively. Interest expense in the three and six months ended June 30, 1994 derived mainly from interest accrued on the Company's balance payable to The Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), which was paid in July 1995, as described below. Finance expenses consist primarily of bank charges and fees. See "--Liquidity and Capital Resources."

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


In the six months ended June 30, 1994 the Company recognized an extraordinary gain of $1,500,000 resulting from the Company's payment, in January 1994, of $1,500,000 to SmithKline Beecham ("SB") in full satisfaction of its $3,000,000 obligation to SB. See "--Liquidity and Capital Resources."

The Company expects to incur additional operating losses in the coming quarters at least until more of its products have received all required regulatory approvals and are being actively marketed.


Liquidity and Capital Resources

The Company's working capital at June 30, 1995 was $15,182,000 as compared to $13,652,000 at December 31, 1994.

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

The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 11% in 1993, 14% in 1994, and at a 7% annual rate in the six month period ended June 30, 1995. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1993 and 1994 the Shekel was devalued by approximately 8% and 1%, respectively, against the U.S. dollar. Because of the insignificant devaluation of the Shekel against the U.S. dollar despite the 14% annual rate of increase in the Consumer Price Index during 1994, BTG's cost of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms in 1994. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and sales of Bio-Tropin(TM), the Company's human growth hormone product in Israel, and BioLon in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

The Company maintains its funds in money market funds, commercial paper and other liquid short-term debt instruments. The Company's investment policy is to preserve principal and to avoid risk.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


The cash flows of the Company have fluctuated significantly due to the impact of net losses, capital spending, and issuance of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income or loss, depreciation and amortization, and financings, if any, undertaken by the Company. In the six months ended June 30, 1995 net cash decreased by $3,081,000, primarily as a result of an increase in current assets of $3,558,000, a decrease in current liabilities of $1,053,000 and net investing activities of $981,000 partially offset by net income of $861,000 and depreciation and amortization of $1,659,000. Net investing activities during the six months ended June 30, 1995 include capitalization as marketing rights of $316,000 of litigation expenses related to the launch of human growth hormone in the United States. These amounts were added to the "Marketing Rights" on the balance sheet and will be amortized over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the Company's hGH in the United States. In the six months ended June 30, 1994 net cash decreased by $6,696,000, primarily resulting from payment of long-term debt of $1,800,000 (consisting of the payment to SB and to Du Pont Merck), net investing activities of $1,192,000, a loss of $335,000 before extraordinary gain of $1,500,000 and a net increase in current assets of $6,028,000, which were partially offset by net income of $1,165,000, a net increase in current liabilities of $279,000 and depreciation and amortization of $1,441,000.

The Company does not currently have any material commitments for capital expenditures.

In June 1991, the Company concluded an agreement with Du Pont Merck pursuant to which it reacquired all the rights relating to the Company's hGH it licensed to Du Pont Merck, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files currently pending with the U.S. Food and Drug Administration for the treatment of human growth hormone deficient children. The Company agreed to pay Du Pont Merck royalties on net sales of hGH up to a maximum of $5,000,000, including a minimum royalty of $2,000,000 (using a 10% 1991 present value). Three hundred thousand dollars of the minimum royalty was due December 31, 1993 and was paid in February 1994. The remainder of the minimum royalty was to be paid as follows:
$500,000 to be paid by December 31, 1994 (which has not been paid); $500,000 to be paid by December 31, 1995; $700,000 to be paid by December 31, 1996; and the remainder to be paid by December 31, 1997. In July 1995 the Company paid Du Pont Merck $1,000,000 in full satisfaction of its obligation to Du Pont Merck. As a result, the Company will record an extraordinary gain of approximately $1,370,000 in the third quarter of 1995.

In June 1991 the Committee for Proprietary Medicinal Products ("CPMP") of the European Economic Community ("EEC") approved SB's application for the use of the Company's hGH for growth hormone deficient children. In November 1992 the Company and SB entered into an agreement, effective July 17, 1992, whereby the Company reacquired all rights to its human growth hormone in Europe and certain other countries previously licensed to SB. The reacquired rights include the EEC CPMP approval of the use of the Company's hGH for growth hormone deficient children, together with all individual EEC member country approvals and pricing approvals obtained by SB. The license agreement was terminated in connection with the reacquisition of rights. Simultaneous with the execution of the agreement with SB, the Company entered into an exclusive distribution agreement with the Ferring Group for the marketing of the Company's human growth hormone for the enhancement of growth and stature in children. The agreement covers all of Europe as well as countries comprising the former Soviet Union. Initial country approvals have been received in Belgium, Denmark, Italy, France, Germany, Luxembourg, The Netherlands, Spain and the United Kingdom and sales began during the fourth quarter of 1994 in The Netherlands and Germany. In connection with the reacquisition of rights from SB, the Company agreed to pay SB an aggregate of $3,000,000 over a period of up to five years, approximating SB's payments to the Company under the license agreement. In January 1994 the Company paid SB $1,500,000 in full satisfaction of its obligation to SB. Accordingly, the Company recorded an extraordinary gain of $1,500,000 during the first quarter of 1994.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing are received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price may be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardio-vascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in premature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company and Bio-Cardia have entered into a research and development agreement pursuant to which the Company is conducting research, development and clinical testing of these products. Bio-Cardia has determined not to pursue Bio-Lase for the inhibition of acute reocclusion and treatment of diabetic thromboembolism, and OxSODrol for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, as preliminary studies were not sufficiently encouraging to justify continued pursuit of these products. Bio-Cardia ceased pursuing the development of Bio-Flow as of June 30, 1995 as it was unable to find a corporate partner to fund continued research and development and the Company was unwilling to continue to fund such research and development absent a corporate partner.

Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 218 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 40 Units, who owe an aggregate of $3,200,000. As a result, Bio-Cardia is no longer in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. As a result, BTG has the right to terminate the Technology License Agreement and repossess all rights to the technology licensed or sublicensed to Bio-Cardia without the payment of any amounts to Bio-Cardia other than a royalty on all Improvements (as defined in the Technology License Agreement) to the Products developed pursuant to the development program conducted by BTG on behalf of Bio-Cardia. At June 30, 1995, Bio-Cardia owed BTG approximately $5,178,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and the six months ended June 30, 1995, as well as $1,830,000 in reimbursement of previously incurred research and development expenses. The Company did not recognize as revenues the amounts due from Bio-Cardia in respect of research and development performed by the Company on behalf of Bio-Cardia and in respect of previously incurred research and

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

development during the three and six months ended June 30, 1995.
For the three and six months ended June 30, 1994, the Company recognized $1,577,000 and $2,950,000, respectively, of research and development revenues under collaborative agreements from Bio-Cardia, including $275,000 in respect of previously incurred research and development in the six months ended June 30, 1994.

In May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with those Bio-Cardia stockholders who were not in default of their Investor Notes, who held an aggregate of 157 Units (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received the payment from each stockholder due July 1, 1994), forgiveness of $17,500 principal amount of the Investor Note remaining outstanding and rights to receive the Surrendered Warrants under certain circumstances for each one share of Bio-Cardia common stock and an unconditional release. The Company returned to Bio-Cardia the cash of approximately $2,726,000 necessary to make the Exchange Offer, which cash included $1,920,000 received from Bio-Cardia in 1994 and the six months ended June 30, 1995 but not recognized as revenues, of which $1,710,000 was included in other current liabilities on the December 31, 1994 balance sheet. As a result of the Company's return of cash to Bio-Cardia in connection with the Exchange Offer, BTG recognized a research and development financing expense of approximately $806,000 in the three months ended June 30, 1995. The rights provide that if by December 15, 1995 (i) the average daily price of the Company's common stock for any 20 trading days in any 30 consecutive trading day period did not exceed $3.50, (ii) the best closing bid price of the Warrants did not exceed $1.10 during any 20 trading days, and (iii) the exercise price of the Warrants had not been reduced in connection with the sale of BTG, then Bio-Cardia will distribute to the Bio-Cardia stockholders who accepted the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the Warrants issued in the Offering, together with the Surrendered Warrants distributed by Bio-Cardia, have a value of $16,500 per Unit as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. In connection with the Exchange Offer the Company amended the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock less than $6.59 (adjusted for stock splits, stock dividends and similar transactions), then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10.

The Company has agreed to fund a revised research and development budget for 1995 aggregating approximately $6.2 million to the extent Bio-Cardia does not have sufficient funds and to advance to Bio-Cardia amounts required by Bio-Cardia for general and administrative expenses. The Company anticipates that Bio-Cardia will only receive $900,000 in 1995 from third parties other than BTG (of which $400,000 was received in January 1995).

One of the defaulting Bio-Cardia stockholders whom Bio-Cardia sued for payment under the Investor Note has commenced an action which is pending in the United States District Court for the Southern District of New York against the Company, Bio-Cardia, David Blech and D. Blech & Co., Incorporated, the placement agent for the Offering, alleging, among other things, that the Offering violated the federal securities laws and constituted common law fraud. The plaintiff seeks rescission of her purchase of Units and restitution of the purchase price paid by her to date ($640,000), together with interest thereon and expenses. The Company and Bio-Cardia have made counterclaims against the plaintiff and cross-claims against David Blech and D. Blech & Co., Incorporated. The Company believes the plaintiff's claims have no merit, and is defending them vigorously.

A number of the Company's other products are in the process of gaining approval from various governmental agencies in the United States and other countries. While costs associated with this process are generally borne by the Company's collaborative partners, the approval processes have been considerably longer than the Company expected, thereby resulting in delays in revenues until such

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


product approvals have been obtained. As a result, the Company has had to continue to finance its operations through debt and equity offerings and collaborative research arrangements that provided research funding. The Company believes that these delays have negatively impacted the Company's ability to attract funding and that, as a result, the terms of such financings were less favorable to the Company than they might otherwise have been had the Company's product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization. As a result, the Company has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if the Company had commercialized the product on its own.

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

On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's hGH infringed two Genentech patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgment as to the non-infringement, invalidity and unenforceability of such Genentech patents. Genentech's lawsuit in Delaware has been transferred to New York, and the cases have been consolidated. On May 30, 1995, following the Company's receipt of an approval letter from the United States Food and Drug Administration approving the marketing of BTG's genetically engineered human growth hormone product, Bio-Tropin, for the long-term treatment of children with growth failure due to growth hormone deficiency, Genentech filed a motion in the United States District Court for the Southern District of New York for a temporary restraining order and preliminary injunction seeking to prevent BTG from marketing and distributing its human growth hormone in the United States pending the outcome of its patent infringement action which it commenced in December 1994. The Court denied the motion for the temporary restraining order, and hearings on the motion for a preliminary injunction were held in June and July 1995.
On August 10, 1995, the Court issued a preliminary injunction prohibiting the commercial introduction in the United States of the Company's hGH. The Company intends to appeal the decision to, and to seek a stay of the preliminary injunction and expedited review of the decision from, the United States Court of Appeals for the Federal Circuit. Unless the preliminary injunction is stayed

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

or overturned on appeal, of which there can be no assurance, BTG will be precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that it will not be found to infringe Genentech's patent. If BTG is ultimately found by the district court to infringe one or more claims in U.S. patents of Genentech, it likely will be precluded from selling its hGH in the United States. The Company expects to incur substantial legal fees in defending and prosecuting these lawsuits.

The Company believes that its remaining cash resources as of June 30, 1995, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the anticipated research and development revenues under collaborative agreements, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations until the end of 1996. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that committed payments under collaborative agreements will be received, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments.

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 14, 1995.

     (c) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

          Name                               Votes For           Votes Withheld
          ----                               ---------           --------------

          Herbert J. Conrad                  34,162,508             210,007

          Sim Fass                           34,162,407             210,108

          Fred Holubow                       34,162,508             210,007

          Hoffer Kaback                      34,156,908             215,607

          Charles MacDonald                  34,145,398             227,117

          Moses Marx                         34,162,508             210,007

          David Tendler                      34,161,508             211,007

          Virgil Thompson                    34,161,508             211,007

          Dan Tolkowsky                      34,126,734             245,781

          Bradford T. Whitmore               34,162,108             210,407

Item 5.  Other Information

         The information regarding the Company's litigation with Genentech, Inc. relating to the Company's human growth hormone, and the grant of a preliminary injunction prohibiting the commercial introduction in the United States of the Company's human growth hormone, set forth in the eighteenth paragraph under the caption "Liquidity and Capital Resources" contained in Part I under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference herein.

Item 6.  Exhibits and Reports on form 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          Current report on Form 8-K, dated May 18, 1995, relating to (i) the closing of the Bio-Cardia Exchange Offer and (ii) U.S. Food and Drug Administration approval for the Company's human growth hormone and subsequent motion for preliminary injunction made by Genentech Inc.

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


                                  BIO-TECHNOLOGY GENERAL CORP.
                                        (Registrant)





                                  By:
                                      /s/ Sim Fass
                                      ------------------------------------------
                                      Sim Fass
                                      President/CEO,
                                      Principal Executive Officer




                                      /s/ Yehuda Sternlicht
                                      ------------------------------------------
                                      Yehuda Sternlicht
                                      Vice President/CFO
                                      Principal Financial and Accounting Officer



Dated: August 11, 1995