Form 10-Q
period 1995-09-30
BIO TECHNOLOGY GENERAL CORP
filed 1995-11-13
CIK 722104

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                         Commission File Number 0-15313

                          BIO-TECHNOLOGY GENERAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3033811
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 70 Wood Avenue South, Iselin, New Jersey 08830
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                               Yes   X     No
                                   ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share,
  outstanding as of November 7, 1995 ........................    43,257,189

===============================================================================
                                       -1-

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----

Part I. Financial Information

     Item 1. Financial Statements:

             Consolidated Balance Sheets at
               September 30, 1995 and December 31, 1994 .................   3

             Consolidated Statements of Operations for the nine months
               ended September 30, 1995 and 1994 and for the three
               months ended September 30, 1995 and 1994..................   4

             Consolidated Statement of Changes in
               Stockholders' Equity for the nine
               months ended September 30, 1995 ..........................   5

             Consolidated Statements of Cash Flows
               for the nine months ended
               September 30, 1995 and 1994...............................   6

             Notes to Consolidated Financial
               Statements ...............................................  7-9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations............... 10-18

Part II. Other Information

     Item 5. Other Information...........................................  19

     Item 6. Exhibits and Reports on Form 8-K............................  19

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                                          CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                     September 30, 1995       December 31, 1994
                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents..............................................   $ 11,877               $  16,891
 Receivables:
  Trade and other.......................................................      5,258                   2,436
  Israeli government and other contract research........................        443                     290
 Inventories............................................................      2,348                   1,632
 Prepaid expenses and other current assets..............................        528                     172
                                                                           --------                --------
   Total current assets.................................................     20,454                  21,421

Equipment and leasehold improvements, net...............................      4,127                   4,800
Marketing rights, net...................................................      5,053                   5,174
Patents, net............................................................        436                     370
Other assets............................................................        646                     575
                                                                           --------                --------
   Total assets.........................................................   $ 30,716                $ 32,340
                                                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

 Short-term bank loans..................................................   $     10                $     64
 Current portion of long-term debt......................................        251                   1,251
 Accounts payable.......................................................      1,083                   1,091
 Other current liabilities..............................................      3,670                   5,363
                                                                           --------                --------
   Total current liabilities............................................      5,014                   7,769
                                                                           --------                --------

Long-term liabilities...................................................        452                   1,389
                                                                           --------                --------

Stockholders' equity:
 Preferred stock--$.01 par value; 4,000,000
  shares authorized; no shares issued...................................       --                      --
 Common stock--$.01 par value; 150,000,000 shares
  authorized; issued: 43,242,000 (42,876,000 at
  December 31, 1994)....................................................        432                     429
 Capital in excess of par value.........................................    120,333                 120,008
 Deficit................................................................    (94,862)                (96,307)
 Less--treasury stock at cost, 83,000 shares
  (67,000 at December 31, 1994).........................................       (340)                   (303)
        --deferred compensation.........................................       (313)                   (570)
        --Common Stock subscriptions receivable.........................       --                       (75)
                                                                            -------                --------
   Total stockholders' equity...........................................     25,250                  23,182
                                                                           --------                --------

   Total liabilities and stockholders' equity...........................   $ 30,716                $ 32,340
                                                                           ========                ========


The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)
                                      (in thousands except per share data)


                                                              Nine Months Ended           Three Months Ended
                                                                September 30,                September 30,
                                                             -------------------          -------------------
                                                             1995           1994          1995           1994
--------------------------------------------------------------------------------------------------------------
Revenues:
 Product sales......................................     $ 15,761        $ 9,549        $ 4,179        $ 1,075
 Research and development revenues
  under collaborative agreements....................          481          3,592            118            216
 Contract fees......................................          486            762            170             87
 Other revenues.....................................          701          1,108            374            403
 Interest income....................................          673            324            221            116
                                                          -------        -------        -------        -------
                                                           18,102         15,335          5,062          1,897
                                                          -------        -------        -------        -------


Expenses:

 Research and development...........................        8,462         10,570          2,846          3,388
 Cost of product sales .............................        2,814          1,098            997            375
 General and administrative.........................        5,297          7,921          1,825          2,472
 Research and development financing.................          856             --             --             --
 Commissions and royalties..........................          477            320            140             73
 Interest and finance expenses......................          114            240             33             68
                                                          -------        -------        -------        -------
                                                           18,020         20,149          5,841          6,376
                                                          -------        -------        -------        -------

Income (loss) before extraordinary gain.............           82         (4,814)          (779)        (4,479)
Extraordinary gain resulting from
  debt forgiveness..................................        1,363          1,500          1,363           --
                                                          -------        -------        -------        -------
Net income (loss) ..................................      $ 1,445        $(3,314)       $   584        $(4,479)
                                                          =======        =======        =======        =======

Earnings (loss) per share:
 Loss per common share before
 extraordinary gain.................................       $ 0.00        $(0.13)        $(0.02)        $(0.12)

 Extraordinary gain per common share................         0.03          0.04           0.03            --
                                                          -------        -------        ------         -----
 Net income (loss) per common share.................       $ 0.03        $(0.09)        $ 0.01         $(0.12)
                                                           ======         ======        ======         ======
Shares used in computation
  (Includes common stock equivalents) ..............       43,653         37,555        43,865         37,655
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


                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (Unaudited)
                                                  (in thousands)


                                      Common Stock
                                      -------------     Capital in                                      Common Stock
                                               Par       Excess of               Treasury   Deferred    Subscriptions  Stockholders'
                                      Shares   Value     Par Value     Deficit     Stock  Compensation   Receivable       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994.........    42,876     $429     $120,008    $(96,307)    $(303)      $(570)        $(75)        $23,182


Issuance of common stock. .........        23                    64                                                             64
Exercise of stock options..........       237        2           77                                                             79
Issuance of common stock on
  Series A note conversions
  (including capitalized
  interest)........................       106        1          184                                                            185
Amortization of deferred
 compensation......................                                                                257                         257
Purchase of treasury stock.........                                                   (37)                                    (37)
Repayment of common stock
 subscriptions.....................                                                                              75             75
Net income for nine months
 ended September 30, 1995..........                                        1,445                                             1,445
                                       ------     ----     --------    ---------    -----       -----       -------        -------
Balance, September 30, 1995........    43,242     $432     $120,333    $(94,862)    $(340)      $(313)      $  --          $25,250
                                       ======     ====     ========    =========    =====       =====       =======        =======


The accompanying notes are an integral part of this consolidated statement.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                         Nine Months
                                                                                    Ended September 30,
                                                                               -----------------------------
                                                                                   1995               1994
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss).......................................................         $ 1,445          $ (3,314)
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Extraordinary gain resulting from debt forgiveness....................          (1,363)           (1,500)
   Depreciation and amortization.........................................           2,486             1,929
   (Gain) on disposal of fixed assets....................................             (12)              (37)
   Common stock as payment for services..................................              64                68
   Change in: receivables................................................          (2,975)           (1,696)
               inventories...............................................            (716)             (690)
               prepaid expenses and other current assets.................            (356)             (141)
               accounts payable..........................................              (8)              256
               other assets..............................................             (71)               24
               other current liabilities.................................          (1,084)            1,370
                                                                                 --------          --------
 Net cash used in operating activities..................................           (2,590)           (3,731)
                                                                                 --------          --------

Cash flows from investing activities:
 Capital expenditures....................................................            (906)           (1,338)
 Marketing rights........................................................            (529)             --
 Change in patents.......................................................             (92)              (58)
 Proceeds from sales of fixed assets and investment .....................              38                67
                                                                                 --------           -------
 Net cash used in investing activities...................................          (1,489)           (1,329)
                                                                                 --------           -------
Cash flows from financing activities:
 Long-term debt..........................................................          (1,000)           (1,800)
 Proceeds from issuance of common stock..................................              79               840
 Repayment of common stock subscriptions.................................              75               102
 Interest on Series A and Series B Notes.................................             (21)              (30)
 Purchase of treasury stock..............................................             (37)             --
 Repayment of Series A Notes.............................................             (31)             --
                                                                                   --------         -------
Net cash provided by (used in) financing activities......................            (935)             (888)
                                                                                    -------         -------
Net decrease in cash and cash equivalents................................          (5,014)           (5,948)

Cash and cash equivalents at beginning of year...........................          16,891            16,051
                                                                                  -------           -------
Cash and cash equivalents at end of period...............................         $11,877           $10,103
                                                                                  =======           =======
Supplementary Information
  Non-cash investing and financing activities:
 Series A and Series B note conversions..................................          $  185             $   4
Other information:
 Interest paid...........................................................          $   27              $ 53

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

Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 218 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 40 Units, who owe an aggregate of $3,200,000. As a result, Bio-Cardia is no longer in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. As a result, BTG has the right to terminate the Technology License Agreement and repossess all rights to the technology licensed or sublicensed to Bio-Cardia without the payment of any amounts to Bio-Cardia other than a royalty on all Improvements

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

(as defined in the Technology License Agreement) to the Products developed pursuant to the development program conducted by BTG on behalf of Bio-Cardia. At September 30, 1995, Bio-Cardia owed BTG approximately $5,839,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and the nine months ended September 30, 1995, as well as $1,830,000 in reimbursement of previously incurred research and development expenses. The Company did not recognize as revenues the amounts due from Bio-Cardia in respect of research and development performed by the Company on behalf of Bio-Cardia and in respect of previously incurred research and development during the three and nine months ended September 30, 1995. For the nine months ended September 30, 1994, the Company recognized $2,950,000 of research and development revenues under collaborative agreements from Bio-Cardia, including $275,000 in respect of previously incurred research and development.

In May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with those Bio-Cardia stockholders who were not in default of their Investor Notes, who held an aggregate of 157 Units (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received the payment from each stockholder due July 1, 1994), forgiveness of $17,500 principal amount of the Investor Note remaining outstanding and rights to receive the Surrendered Warrants under certain circumstances for each one share of Bio-Cardia common stock and an unconditional release. The Company returned to Bio-Cardia the cash of approximately $2,726,000 necessary to make the Exchange Offer, which cash included $1,920,000 received from Bio-Cardia in 1994 and 1995 (through May 18, the date the Exchange Offer was consummated) but not recognized as revenues, of which $1,710,000 was included in other current liabilities on the December 31, 1994 balance sheet. As a result of the Company's return of cash to Bio-Cardia in connection with the Exchange Offer, BTG recognized a research and development financing expense of approximately $806,000 in the nine months ended September 30, 1995. In addition, research and development financing expense includes $50,000, net which BTG provided to Bio-Cardia to allow Bio-Cardia to meet its current expenses in the nine months ended September 30, 1995. The rights expired unexercised. In connection with the Exchange Offer the Company amended the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock less than $6.59 (adjusted for stock splits, stock dividends and similar transactions), then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10.

The Company has agreed to fund a revised research and development budget for 1995 aggregating approximately $6.2 million to the extent Bio-Cardia does not have sufficient funds and to advance to Bio-Cardia amounts required by Bio-Cardia for general and administrative expenses. The Company anticipates that Bio-Cardia will only receive $900,000 in 1995 from third parties other than BTG (of which $500,000 was received through September 30, 1995). Through September 30, 1995, the Company has provided approximately $2.8 million of research and development funding to Bio-Cardia.

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

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

Note 3: Extraordinary Gain

In July 1995 the Company paid its former U.S. human growth hormone licensee $1,000,000 in full satisfaction of its $2,363,000 obligation to this licensee. Accordingly, the Company recorded an extraordinary gain of $1,363,000 during the three and nine months ended September 30, 1995.

Note 4: Income Taxes

The Company has not provided any income taxes for the three and nine months ended September 30, 1995 as any interim tax provision would be offset by available net operating loss carryforwards.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 Three and nine months ended September 30, 1995
          compared with three and nine months ended September 30, 1994

Results of Operations:

The Company has been principally engaged in research and product development activities since it commenced operation in October 1980 and has incurred substantial net losses from inception through December 31, 1994.

The Company reported net income of $584,000 and $1,445,000, or $0.01 and $0.03 per share, in the three and nine months ended September 30, 1995, respectively, compared to a net loss of $4,479,000 and $3,314,000, or $0.12 and $0.09 per share, in the three and nine months ended September 30, 1994, respectively. Net income for the three and nine months ended September 30, 1995 and the nine months ended September 30, 1994 include an extraordinary gain of $1.4 million and $1.5 million, or $0.03 and $0.04 per share, respectively, resulting from debt forgiveness. The Company had approximately 6.2 million and 6.1 million additional shares outstanding for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994.

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

Revenues from product sales, derived primarily from the Company's human growth hormone ("hGH"), pharmaceutical grade hyaluronic acid ("BioLon(R)") and injectable testosterone ("Delatestryl(R)"), amounted to $4,179,000 and $15,761,000, or 86% and 90% of revenues (exclusive of interest income), for the three and nine month periods ended September 30, 1995, respectively. For the comparable periods in 1994, product sales of $1,075,000 and $9,549,000, or 60% and 64% of revenues (exclusive of interest income), were earned, respectively. Sales of hGH were $2,426,000 and $11,467,000, or 58% and 73% of product sales in the three and nine months ended September 30, 1995, respectively, as compared with $107,000 and $6,682,000, or 10% and 70% of product sales, respectively, in the comparable periods in 1994. The increase in sales of hGH was primarily the result of increased sales to JCR Pharmaceuticals Co., Ltd., the Company's exclusive distributor in Japan, which accounted for approximately 86%, 77%, 74% and 79% of hGH product sales in the nine months ended September 30, 1995 and 1994 and the three months ended September 30, 1995 and 1994, respectively. Sales of BioLon were $848,000 and $2,442,000, or 20% and 15% of product sales, in the three and nine month periods ended September 30, 1995, respectively, as compared with $580,000 and $1,332,000, or 54% and 14% of product sales, in the three and nine month periods ended September 30, 1994, respectively. The increase in sales of BioLon was due to new product launches during 1995 as well as increased sales to its distributors who had launched the product prior to January 1, 1995. In the three and nine month periods ended September 30, 1995, sales of Delatestryl were $172,000 and $544,000, or 4% of product sales in each period, respectively, as compared with $191,000 and $575,000, or 18% and 6% of product sales, respectively, in the comparable periods in 1994. In aggregate, $733,000 and $1,308,000 were earned from sales of other products for the

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

three and nine month periods ended September 30, 1995, respectively, as compared with $117,000 and $679,000, respectively, in the comparable periods in 1994.

For the three and nine month periods ended September 30, 1995, research and development revenues under collaborative agreements of $118,000 and $481,000, or 2% and 3%, respectively, of revenues (exclusive of interest income), was earned as compared to $216,000 and $3,592,000, or 12% and 24%, respectively, of revenues (exclusive of interest income), in the same periods last year. Of the research and development revenues under collaborative agreements earned in the nine months ended September 30, 1994, $2,950,000, or 82% of total research and development revenues under collaborative agreements, was earned in respect of research and development activities conducted pursuant to the research and development agreement and service agreement which the Company entered into with Bio-Cardia Corporation ("Bio-Cardia") in December 1993. For the three and nine months ended September 30, 1995 the Company has not recognized as revenue the $661,000 and $2,878,000, respectively, due from Bio-Cardia in respect of research and development services performed by the Company for Bio-Cardia during these periods. See "- Liquidity and Capital Resources". All of the research and development revenues under collaborative agreements earned in the three and nine month periods ended September 30, 1995, was earned with respect to AIDS research for the National Institutes of Health ("NIH") as compared with $105,000 and $403,000, or 49% and 11% of total research and development revenues under collaborative agreements, in the comparable periods in 1994, respectively. In aggregate, for other projects, $111,000 and $239,000 were earned in the three and nine months periods ended September 30, 1994, respectively.

For the three and nine month periods ended September 30, 1995, contract fees of $170,000 and $486,000, or 4% and 3%, respectively, of revenues (exclusive of interest income) were earned as compared to $87,000 and $762,000, respectively, or 5% in each period in the comparable period in 1994. For each of the three and nine month periods ended September 30, 1995, $140,000, or 82% and 29% of total contract fees, respectively, was earned in respect of the license of the marketing rights of BioLon in Europe. In the nine month period ended September 30, 1995, $191,000 and $295,000, or 39% and 61% of total contract fees, respectively, were earned in respect of the license of the marketing rights of BioLon in Europe and Latin America and hGH in Latin America and the Far East, respectively. For each of the three and nine months periods ended September 30, 1994, $87,000, or 100% and 11% of total contract fees, respectively, was earned in respect of the license of the marketing rights of BioLon in Europe and Latin America. In the nine month period ended September 30, 1994, $500,000 and $160,000, or 66% and 21% of total contract fees, respectively, were earned in respect of the license of the marketing rights of Oxandrin in Australia and hGH in Canada and Latin America, respectively.

Other revenues, which consist primarily of partial funding of several of the Company's research and development projects by the Chief Scientist of the Israeli government, were $374,000 and $701,000, or 8% and 4%, respectively, of revenues (exclusive of interest income), during the three and nine months ended September 30, 1995, respectively. For the comparable periods in 1994, other revenues of $403,000 and $1,108,000, or 23% and 7%, respectively, of revenues (exclusive of interest income), were earned. For the three and nine months ended September 30, 1995, Chief Scientist funding represented 99% and 98%, respectively, of other revenues as compared with 100% and 98%, respectively, in the same periods in 1994.

Interest income on the Company's investment portfolio amounted to $221,000 and $673,000 for the three and nine month periods ended September 30, 1995, respectively, as compared with $116,000 and $324,000 for the same periods last year. The increase in interest income derived primarily from an increase in cash balances resulting from $9,000,000 received from financing transactions consummated in October 1994 as well as higher yield.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. Expenditures for research and development in the three and nine month periods ended September 30, 1995 were $2,846,000 and $8,462,000, respectively, as compared with $3,388,000 and $10,570,000 in the three and nine month periods ended September 30, 1994, respectively. The decrease in these expenditures resulted from a change in the focus of the Company's research and development activities towards the Company's commercialized products and those which are nearing commercialization and away from early stage research and development activities, as well as a decrease in research and development activities conducted on behalf of Bio-Cardia. Expenditures for research and development in the three and nine months ended September 30, 1995 include $636,000 and $2,767,000, respectively, on behalf of Bio-Cardia, which were not reimbursed to the Company. In the same periods in 1994, expenditures for research and development on behalf of Bio-Cardia were $1,463,000 and $3,930,000, of which only $2,467,000 was reimbursed by Bio-Cardia through June 30, 1994. See "-Liquidity and Capital Resources."

Cost of product sales, primarily related to commercial sales of hGH, BioLon and Delatestryl, were $997,000 and $2,814,000 in the three and nine month periods ended September 30, 1995, respectively, as compared with $375,000 and $1,098,000 for the same periods last year. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Cost of product sales as a percentage of product sales is expected to decrease as the quantity sold increases due to economies of scale. In addition, certain products, such as hGH, have a lower cost of sales than other products.

General and administrative expenses for the three and nine month periods ended September 30, 1995 were $1,825,000 and $5,297,000, respectively, as compared with $2,472,000 and $7,921,000 for the same periods last year. In the three and nine month periods ended September 30, 1994 the Company spent approximately $0.5 million and $2.2 million, respectively, in respect to the complaint filed by Genentech Inc. ("Genentech") with the United States International Trade Commission relating to hGH. During the three and nine months ended September 30, 1995, the Company capitalized as marketing rights approximately $209,000 and $525,000, respectively, of legal expenses relating to its litigation with Genentech relating to the launch of hGH in the United States. See "- Liquidity and Capital Resources."

Research and development financing expenses for the three and nine months ended September 30, 1995 consist of funds provided to Bio-Cardia for its operations, of which $806,000 was provided in connection with the Exchange Offer consummated by Bio-Cardia in May 1995 and $50,000, net was provided to allow Bio-Cardia to meet its current expenses. See - "Liquidity and Capital Resources."

Commissions and royalties expense for the three and nine months ended September 30, 1995 were approximately $140,000 and $477,000, respectively. In the same periods in 1994 commissions and royalties expense were $73,000 and $320,000, respectively. These expenses consist primarily of royalties to the Chief Scientist and to entities from which the Company licensed certain of its products.

For the three and nine month periods ended September 30, 1995 the Company recorded interest and finance expenses of $33,000 and $114,000, respectively. In the three and nine months ended September 30, 1994, interest and finance expenses were $68,000 and $240,000, respectively. Interest expense in the three and nine months ended September 30, 1994 derived mainly from interest accrued on the Company's balance payable to The Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), which was paid in July 1995, as described below. Finance expenses consist primarily of bank charges and fees. See "Liquidity and Capital Resources."

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

In the three and nine months ended September 30, 1995 the Company recognized an extraordinary gain of $1,363,000 resulting from the Company's payment, in July 1995, of $1,000,000 to Du Pont Merck in full satisfaction of its $2,363,000 obligation to Du Pont Merck. In the nine months ended September 30, 1994 the Company recognized an extraordinary gain of $1,500,000 resulting from the Company's payment, in January 1994, of $1,500,000 to SmithKline Beecham ("SB") in full satisfaction of its $3,000,000 obligation to SB. See "-- Liquidity and Capital Resources."

The Company expects to incur additional operating losses in the coming quarters at least until more of its products have received all required regulatory approvals and are being actively marketed.

Liquidity and Capital Resources

The Company's working capital at September 30, 1995 was $15,440,000 as compared to $13,652,000 at December 31, 1994.

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

The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 11% in 1993, 14% in 1994, and at a 8% annual rate in the nine month period ended September 30, 1995. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1993 and 1994 the Shekel was devalued by approximately 8% and 1%, respectively, against the U.S. dollar. Because of the insignificant devaluation of the Shekel against the U.S. dollar despite the 14% annual rate of increase in the Consumer Price Index during 1994, BTG's cost of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms in 1994. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and sales of Bio-Tropin(TM), the Company's human growth hormone product in Israel, and BioLon in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

The Company maintains its funds in money market funds, commercial paper and other liquid short-term debt instruments. The Company's investment policy is to preserve principal and to avoid risk.

The cash flows of the Company have fluctuated significantly due to the impact of net losses, capital spending, and issuance of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income or loss, depreciation and amortization, and financings, if any, undertaken by the Company. In the nine months ended September 30, 1995 net cash decreased by $5,014,000 primarily as a result of an increase in current assets of $4,047,000, a decrease in current liabilities of $1,092,000 and net investing activities of $1,489,000 partially offset by net income of $82,000 (before giving effect to an extraordinary gain resulting from debt forgiveness of $1,363,000 (see "--Results of Operations")) and depreciation and amortization of $2,486,000. Net investing activities during the nine months ended September 30, 1995 include capitalization as marketing rights of $529,000 of litigation expenses related to the launch of human growth hormone in the United States. These amounts were added to the "Marketing Rights" on the balance sheet and will be amortized over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the Company's hGH in the United States. In the nine months ended September 30, 1994 net cash decreased by $5,948,000, primarily resulting from a net loss of $4,814,000 (before giving effect to an extraordinary gain resulting from debt forgiveness of $1,500,000 (see "--Results of Operations")), payment of long-term debt of $1,800,000 (consisting of payment to SB and to Du Pont Merck), net investing activities of $1,329,000, and a net increase in current assets and liabilities of $877,000 (primarily as a result of an increase in accounts receivable, inventory and other current liabilities) which were partially offset by depreciation and amortization of $1,929,000 and proceeds from the issuance of Common Stock of $840,000.

The Company does not currently have any material commitments for capital expenditures.

In June 1991, the Company concluded an agreement with Du Pont Merck pursuant to which it reacquired all the rights relating to the Company's hGH it licensed to Du Pont Merck, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files currently pending with the U.S. Food and Drug Administration for the treatment of human growth hormone deficient children. The Company agreed to pay Du Pont Merck royalties on net sales of hGH up to a maximum of $5,000,000, including a minimum royalty of $2,000,000 (using a 10% 1991 present value). Three hundred thousand dollars of the minimum royalty was due December 31, 1993 and was paid in February 1994. The remainder of the minimum royalty was to be paid as follows:
$500,000 to be paid by December 31, 1994 (which was not paid); $500,000 to be paid by December 31, 1995; $700,000 to be paid by December 31, 1996; and the remainder to be paid by December 31, 1997. In July 1995 the Company paid Du Pont Merck $1,000,000 in full satisfaction of its obligation to Du Pont Merck. As a result, the Company recorded an extraordinary gain of approximately $1,363,000 in the three and nine month periods ended September 30, 1995.

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

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

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

On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing are received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price may be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and BioLase products for all cardio-vascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in premature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company and Bio-Cardia have entered into a research and development agreement pursuant to which the Company is conducting research, development and clinical testing of these products. Bio-Cardia has determined not to pursue Bio-Lase for the inhibition of acute reocclusion and treatment of diabetic thromboembolism, and OxSODrol for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, as preliminary studies were not sufficiently encouraging to justify continued pursuit of these products. Bio-Cardia ceased pursuing the development of Bio-Flow as of June 30, 1995 as it was unable to find a corporate partner to fund continued research and development and the Company was unwilling to continue to fund such research and development absent a corporate partner.

Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 218 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 40 Units, who owed

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

an aggregate of $3,200,000; to date, Bio-Cardia has settled with holders of eight of these units. As a result, Bio-Cardia is no longer in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. As a result, BTG has the right to terminate the Technology License Agreement and repossess all rights to the technology licensed or sublicensed to Bio-Cardia without the payment of any amounts to Bio-Cardia other than a royalty on all Improvements (as defined in the Technology License Agreement) to the Products developed pursuant to the development program conducted by BTG on behalf of Bio-Cardia. At September 30, 1995, Bio-Cardia owed BTG approximately $5,893,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and the nine months ended September 30, 1995, as well as $1,830,000 in reimbursement of previously incurred research and development expenses. The Company did not recognize as revenues the amounts due from Bio-Cardia in respect of research and development performed by the Company on behalf of Bio-Cardia and in respect of previously incurred research and development during the three and nine months ended September 30, 1995. For the nine months ended September 30, 1994, the Company recognized $2,950,000 of research and development revenues under collaborative agreements from Bio-Cardia, including $275,000 in respect of previously incurred research and development in the six months ended September 30, 1994.

In May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with those Bio-Cardia stockholders who were not in default of their Investor Notes, who held an aggregate of 157 Units (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received the payment from each stockholder due July 1, 1994), forgiveness of $17,500 principal amount of the Investor Note remaining outstanding and rights to receive the Surrendered Warrants under certain circumstances for each one share of Bio-Cardia common stock and an unconditional release. The Company returned to Bio-Cardia the cash of approximately $2,726,000 necessary to make the Exchange Offer, which cash included $1,920,000 received from Bio-Cardia in 1994 and 1995 (through May 18, the date the Exchange Offer was consummated) but not recognized as revenues, of which $1,710,000 was included in other current liabilities on the December 31, 1994 balance sheet. As a result of the Company's return of cash to Bio-Cardia in connection with the Exchange Offer, BTG recognized a research and development financing expense of approximately $806,000 in the nine months ended September 30, 1995. In addition, research and development financing expense includes $50,000, net which BTG provided to Bio-Cardia to allow Bio-Cardia to meet its current expenses in the nine months ended September 30, 1995. The rights expired unexercised. In connection with the Exchange Offer the Company amended the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock less than $6.59 (adjusted for stock splits, stock dividends and similar transactions), then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10.

The Company has agreed to fund a revised research and development budget for 1995 aggregating approximately $6.2 million to the extent Bio-Cardia does not have sufficient funds and to advance to Bio-Cardia amounts required by Bio-Cardia for general and administrative expenses. The Company anticipates that Bio-Cardia will only receive $900,000 in 1995 from third parties other than BTG (of which $500,000 was received through September 30, 1995). Through September 30, 1995, the Company has provided approximately $2.8 million of research and development funding to Bio-Cardia.

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

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

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

On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's hGH infringed two Genentech patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgment as to the non-infringement, invalidity and unenforceability of such Genentech patents. Genentech's lawsuit in Delaware has been transferred to New York, and the cases have been consolidated. Following the Company's receipt of an approval letter from the United States Food and Drug Administration approving the marketing of BTG's genetically engineered human growth hormone product, Bio-Tropin(TM), for the long-term treatment of children with growth failure due to growth hormone deficiency, Genentech obtained a preliminary injunction prohibiting the commercial introduction in the United States of the Company's hGH. The Company has appealed the grant of the preliminary injunction to the United States Court of Appeals for the Federal Circuit. A hearing is currently

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

scheduled for December 1995. Unless the preliminary injunction is stayed or overturned on appeal, of which there can be no assurance, BTG will be precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that it will not be found to infringe Genentech's patent. If BTG is ultimately found by the district court to infringe one or more claims in U.S. patents of Genentech, it likely will be precluded from selling its hGH in the United States. The Company expects to incur substantial legal fees in defending and prosecuting these lawsuits.

The Company believes that its remaining cash resources as of September 30, 1995, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the anticipated research and development revenues under collaborative agreements, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations until the end of 1996. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that committed payments under collaborative agreements will be received, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments.

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

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27. Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  None

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

                                         BIO-TECHNOLOGY GENERAL CORP.
                                                  (Registrant)

                                         By:  /s/ SIM FASS
                                              --------------------------------
                                                  Sim Fass
                                                  President/CEO,
                                                  Principal Executive Officer


                                              /s/ YEHUDA STERNLICHT
                                              --------------------------------
                                                  Yehuda Sternlicht
                                                  Vice President/CFO
                                                  Principal Financial and
                                                  Accounting Officer

Dated: November 10, 1995