Form 10-K
period 1995-12-31
BIO TECHNOLOGY GENERAL CORP
filed 1996-04-01
CIK 722104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

                         Commission File Number 0-15313

                          BIO-TECHNOLOGY GENERAL CORP.
             (Exact name of Registrant as specified in its charter)

Delaware                                                             13-3033811
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

70 Wood Avenue South, Iselin, New Jersey                                  08830
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (908) 632-8800

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:
        7 1/2% Convertible Senior Subordinated Notes Due April 15, 1997.
            11% Convertible Senior Subordinated Debentures Due 2006.
     Warrants to Purchase Shares of Common Stock, par value $.01 per share, at a purchase price of $5.49 per Share
     Warrants to Purchase Shares of Common Stock, par value $.01 per share, at a purchase price of $6.00 per Share.
                              (Title of each class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 20, 1996 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$246,763,098. Common Stock outstanding as of March 20, 1996: 43,682,333 shares.

                    Documents incorporated by reference: None

                                     PART I
ITEM 1.     BUSINESS

GENERAL OVERVIEW

         Bio-Technology General Corp. ("BTG" or the "Company"), founded in 1980, is principally engaged in the research, development, manufacture and marketing of products for human health care. The Company is focusing primarily on the development of therapeutic products that address serious conditions such as endocrine and metabolic disorders, cardio/pulmonary diseases, ophthalmic and skin disorders.

         The Company's marketed products include Bio-Tropin(TM) (human growth hormone), which is currently being marketed in several countries in Europe, Latin America, Asia and the Far East for the treatment of growth hormone deficiency in children; Oxandrin(R) (oxandrolone), which is primarily marketed in the United States, for the treatment of weight loss; BioLon(TM) (sodium hyaluronate), which is currently marketed in several countries in North and Latin America, Europe, Asia and the Far East for the protection of the corneal endothelium during intraocular surgery; Delatestryl(R) (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty; and Silkis(R), a vitamin D derivative, which is currently approved in two European countries for the topical treatment of recalcitrant psoriasis.

         The Company's principal products in advanced stages of development and clinical testing include Oxandrin for the treatment of Turner syndrome in girls and constitutional delay of growth and puberty in boys; Androtest-SL(R) (sublingual testosterone) for hypogonadism; Bio-Hep-B(TM), a third generation vaccine against hepatitis B virus; a higher dose formulation of Oxandrin (oxandrolone), for AIDS cachexia; OxSODrol(TM) (human superoxide dismutase) for the treatment of bronchopulmonary dysplasia in premature infants; Hepandrin(TM) (oxandrolone), for the treatment of alcoholic hepatitis; and Imagex(TM), a clot-imaging agent. BTG's current pre-clinical research focus is on cardiovascular drugs, including an anti-reocclusion agent and an anti-coagulant.

         The Company believes that its specialized biotechnology skills, including its vector technology, macromolecular purification processes and manufacturing capabilities, give it competitive advantages in developing and commercializing new biotechnology products. In addition to its specialized genetic engineering skills, the Company has expertise in the clinical development of more traditional pharmaceutical agents. To enhance the Company's research and development activities, the Company has established ties with leading academic and scientific institutions around the world, some of which also undertake research projects with the Company. These institutions are important resources for the Company, providing access to technological advances in the fields of biotechnology, drug-delivery, biology and pre- clinical research. During 1995 the Company established a sales and marketing force in the United States to promote distribution of Oxandrin and other BTG products in the United States.

         The Company's headquarters are located at 70 Wood Avenue South, Iselin, New Jersey, where the Company has leased approximately 12,800 square feet of office space. Human clinical studies, marketing activities, quality assurance and regulatory affairs are coordinated at the Company's headquarters. Pre-clinical studies, research, development and manufacturing activities, are primarily carried out through its wholly-owned subsidiary in an approximately 80,000 square foot research and Good Manufacturing Practice ("GMP") designed manufacturing facility located in Rehovot, Israel. All references herein to BTG or the Company mean Bio-Technology General Corp. and its wholly-owned subsidiaries, Bio- Technology General (Israel) Ltd. ("BTG-Israel"), BTG Pharmaceuticals Corp. (as successor-in-interest by merger to Gynex Pharmaceuticals, Inc. ("Gynex"), which merger was consummated on August 6,
1993), BTG Pharmaceuticals Ltd. and BTG Pharmaceuticals Ltd.
N.V.

PRODUCTS AND APPLICATIONS

Products under Commercialization

         Bio-Tropin (human growth hormone)--Growth Hormone Deficiency

         Human growth hormone ("hGH") is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation. A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism. The Company estimates that worldwide sales of human growth hormone for treating hGH deficiency in 1995 were more than $1 billion. Geographic distribution is estimated by the Company to be approximately 30% in North America, 25% in Europe, with the balance in Japan and other countries.

         Company scientists first produced hGH by recombinant DNA methods in the early 1980's. The Company has licensed exclusive marketing rights for growth-related indications in Europe, the Pacific Rim, Canada and certain Latin American countries to certain pharmaceutical partners. Pursuant to these agreements, the Company manufactures bulk hGH or finished product for all its partners. The Company currently sells hGH in Israel.

         In 1988, the Company granted exclusive distribution rights in Japan to JCR Pharmaceuticals Co., Ltd. ("JCR") for all hGH-related pharmaceutical indications. JCR conducted clinical testing of the Company's hGH for short-stature and filed for Japanese regulatory approval in August 1991, which approval was received in April 1993, and JCR began marketing hGH in June 1993. JCR has also completed a clinical trial to test the efficacy of the Company's hGH in treating Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are of shorter stature than normal, and filed for regulatory approval in January 1994. In January 1995, the Company granted JCR exclusive distribution rights in The People's Republic of China for all hGH-related pharmaceutical indications. Sales of hGH to JCR in 1995 were approximately $9.9 million, representing 46% of the Company's total 1995 product sales and 82% of the Company's total 1995 hGH product sales. In September 1993 JCR received a letter from attorneys representing Genentech Inc. ("Genentech") and its Japanese licensee claiming that JCR's sale of the Company's hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of the Company's hGH in Japan. During 1994, BTG filed oppositions to two Genentech patent applications in Japan which were first published for opposition in the first half of 1994. There can be no assurance that BTG will be successful in its opposition to these patents. Although the Company does not believe that it is infringing or has ever infringed any valid Genentech patent or patent application, there can be no assurance that BTG's hGH will not be found to infringe certain Genentech patents in Japan. If the Company's hGH is found to infringe certain Genentech patents in Japan, the Company may be obligated to pay damages and will be obligated to obtain a license from Genentech in Japan, of which there can be no assurance, or JCR will be required to stop selling the Company's hGH in Japan. See "-- Patents and Proprietary Rights."

         In November 1992, the Company entered into an exclusive distribution agreement with the Ferring Group for the marketing of the Company's human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Sales began during the fourth quarter of 1994 in The Netherlands and Germany, in early 1995 in Sweden, Belgium, Ireland and Luxembourg, and later in 1995, in the United Kingdom, France, Spain and Denmark. Sales of hGH to the Ferring Group in 1995 were approximately $571,000, representing 3% of the Company's total 1995 product sales and 5% of the Company's total 1995 hGH product sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In September 1987, E.I. Du Pont de Nemours and Company, Inc. ("Du Pont"), the Company's licensee for hGH in the United States at the time, filed for U.S. Food and Drug

Administration ("FDA") approval for the use of the Company's hGH in the treatment of hGH deficient children. In 1987, Eli Lilly & Co. ("Lilly") was granted FDA approval and Orphan Drug status for short-stature applications of its hGH, a product whose molecular structure is identical to the Company's hGH. As a result, under Orphan Drug legislation, Du Pont's application was put on hold until the expiration in March 1994 of Lilly's exclusivity under the Orphan Drug Act. In June 1991, the Company re-acquired all the rights licensed to Du Pont, together with all rights to all data generated in the Phase I and II clinical studies and encompassed in the Investigational New Drug Application ("IND") and New Drug Application files ("NDA"), from The Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), Du Pont's assignee. The Company issued to Du Pont Merck 275,000 shares of the Company's Common Stock, and agreed to pay Du Pont Merck royalties on net sales of hGH of a minimum of $2,000,000 (using 10% 1991 present value) and up to a maximum of $5,000,000. In July 1995 the Company paid Du Pont Merck $1,000,000 in full satisfaction of its remaining royalty obligations to Du Pont Merck. As a result, the Company recorded an extraordinary gain of approximately $1,363,000 in the third quarter of 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In June 1993, the Company filed an update of the NDA for Bio-Tropin with the FDA, which approved Bio-Tropin for marketing in the United States in May 1995. In August 1995, Genentech obtained a preliminary injunction prohibiting the commercial introduction of Bio-Tropin in the United States pending the outcome of litigation with Genentech regarding the validity and infringement of certain U.S. Genentech patents relating to human growth hormone. The Company has appealed the grant of the preliminary injunction to the United States Court of Appeals for the Federal Circuit. A ruling on the appeal is pending. See "Item 3. Legal Proceedings."

         In December 1993, BTG entered into an agreement with Novopharm Ltd. ("Novopharm") pursuant to which Novopharm is the Company's exclusive distributor for hGH in Canada. Novopharm is pursuing approval for hGH in Canada, although there can be no assurance that approval will be obtained. In December 1994 the Canadian Bureau of Biologics requested additional data and information necessary for the Bureau to continue its review of the application for approval; the requested data and information was submitted in March 1995. In connection with the approval process, an inspection of the Company's manufacturing plant was conducted in 1992 by the Canadian Bureau of Biologics, which found no material deficiencies.

         In 1988, the Company granted Scitech Medical Products, Pte. Ltd., a Singapore company ("Scitech"), exclusive hGH distribution rights in Taiwan, Hong Kong, Singapore, Thailand and South Korea, which rights were subsequently extended to Australia, New Zealand, the Philippines and certain other Pacific Rim countries. Scitech has sublicensed exclusive hGH distribution rights in South Korea to Korean Green Cross Corporation ("KGCC"), a major South Korean pharmaceutical company, which began to market the Company's hGH in South Korea under the Sci-Tropin(TM) trademark in 1991. In 1995, Sci- Tropin was approved and launched in Singapore. Scitech expects that during 1996 approvals for the marketing of hGH in Australia, Hong Kong, Indonesia, Malaysia, New Zealand and Taiwan will be granted on the basis of European approval and additional information provided by BTG for registration filings in these countries, although there can be no assurance that such approvals will be received within this time frame or at all. Scitech informed BTG that Sci-Tropin received a conditional one year approval from the Ministry of Health of the Philippines in August 1994, subject to post-marketing surveillance. Scitech conducted this post-marketing surveillance and submitted the results in 1995; full approval is expected on the basis of this surveillance, although there can be no assurance full approval will be received. Furthermore, Scitech also informed BTG that hGH cannot be registered in Thailand (product category not registerable), but the product can be imported and sold under a special governmental permit for each individual shipment.

         The Company received approval for hGH from the Israel Ministry of Health in April 1988 and began direct marketing in Israel under the Bio-Tropin trademark in October 1988.

In July 1992, the Company's hGH was approved by the Israel Ministry of Health for the treatment of a second indication, Turner syndrome.

         In December 1993, the Company granted Laboratorios Cryopharma ("Cryopharma"), a Mexican company, exclusive hGH distribution rights in Mexico. The Mexican Health Authorities approved the product for sale in early 1994, and Cryopharma began to distribute the product in the Mexican market in the second quarter of 1994.

         In May 1994, the Company granted exclusive hGH distribution rights in Argentina, Peru, Paraguay and Uruguay to Elvetium Rhodia S.A. ("Elvetium"), an Argentinian company. The sale of BTG's hGH in Argentina was approved in May 1995, and the product was launched in July 1995. Approval was granted in Uruguay in July 1995 and the product was launched early 1996. Additional approvals are expected during 1996, although there can be no assurance that such filings will not be delayed or that approvals will be granted in these countries within this time frame or at all.

         In February 1995, the Company granted exclusive hGH distribution rights in Brazil to Laboratorios Enila ("Enila"), a Brazilian company. Enila has initiated the registration for approval of hGH in Brazil, which approval is expected in 1996, although there can be no assurance that this approval will be obtained in this time frame or at all.

         In March 1995, the Company granted exclusive hGH distribution rights in Colombia and 11 other Latin American countries to Laboratorios Chalver de Colombia ("Chalver"). Chalver has initiated the registration for approval of hGH in Colombia, which approval is expected in 1996 although there can be no assurance that such approval will be obtained in this time frame or at all. Registration in the other countries of Chalver's territory will be initiated following the approval in Colombia.

         Oxandrin (oxandrolone)

         Oxandrin (oxandrolone) is an oral anabolic agent that is an analogue of testosterone.

         In 1964, the FDA approved oxandrolone for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight. BTG subsequently obtained the rights to oxandrolone from G.D. Searle & Co. ("Searle"), and in December 1995 re-launched the product in the U.S. for this indication. The Company believes that Oxandrin is the only FDA approved anabolic agent with this indication.

         Weight Loss. Involuntary weight loss is a serious (and perhaps life-threatening) disease related condition that affects patients with a wide variety of chronic and acute disease processes. The causes of this weight loss are believed to be multifactorial, with inadequate nutrient intake and an altered metabolic state playing central roles. Disease- or therapy-induced nausea and vomiting and gastrointestinal obstruction or dysfunction are some of the other causes of weight loss. Protein breakdown (catabolism), which often results in loss of lean body mass, increases in serious diseases and after severe trauma or extensive surgery. If not reversed, catabolism can lead to morbidity and mortality.

         It has been widely published that anabolic agents promote protein synthesis which may promote the building of lean body mass and ultimately weight gain. The Company estimates the incidence of involuntary weight loss in the United States at greater than 600,000.

         Natural androgens, such as testosterone, stimulate protein-building, anabolic activity in skeletal muscle, bone and kidneys, resulting in a positive nitrogen balance and increased protein synthesis. In patients recovering from severe trauma, infections, burns, and other debilitating illnesses, testosterone and testosterone derivatives have been found to increase anabolic activity. However, because natural androgens also possess androgenic or virilizing activities, which are considered undesirable side-effects in the treatment of weight loss, efforts have been made to separate their anabolic activities from their androgenic activities.

         Oxandrolone is an oral anabolic steroid with a wide separation between anabolic and androgenic activities. Clinical trials have shown that oxandrolone is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions and has a low potential for androgenic side effects. Unlike many other anabolic steroids, Oxandrin undergoes little overall metabolic transformation in the liver, which the Company believes offers a safety advantage over other alternatives.

         In addition to a long term exclusive supply agreement with Searle, BTG has an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. ("SPA") covering, if necessary, the supply of oxandrolone to BTG through at least 2003 for distribution in certain countries, primarily those outside of Europe, where the SPA process is approved. Currently none of these countries have yet approved the use of the SPA product. BTG is working with SPA to seek the necessary approvals.

         BTG has engaged Quantum Health Resources ("QHR"), a national pharmacy and service provider for patients suffering with chronic disorders, as BTG's exclusive wholesale and retail distributor of Oxandrin and Delatestryl in the United States. QHR will also manage the patient reimbursement of both products.

         Pediatric Growth Disorders. Published literature indicates that oxandrolone has been used by pediatric endocrinologists over the past 20 years to treat growth disorders, including Turner syndrome in girls and constitutional delay of growth and puberty in boys. Searle, from which the Company acquired exclusive worldwide rights, never conducted safety and efficacy studies of oxandrolone in the treatment of these pediatric growth disorders and therefore never requested FDA approval to market the product for these disorders. The Company has conducted a phase III placebo-controlled study to evaluate the safety and efficacy of Oxandrin to increase the growth rate and improve the self-image of girls with Turner syndrome. A phase III placebo-controlled study to evaluate the safety and efficacy of Oxandrin to increase the growth rate and self-image of boys with constitutional delay of growth and puberty has also been completed and an NDA supplement to the existing approval of Oxandrin for weight gain will be submitted to the FDA in 1996 for both pediatric indications. The Company has been requested by the FDA to supplement its submission with biopharmaceutic data, which the Company is in the process of obtaining. The Company currently sells Oxandrin for both pediatric indications in the United States on a cost recovery basis pursuant to Treatment INDs granted in 1993.

         In response to Company submissions made in 1990, the FDA has designated Oxandrin as an Orphan Drug for both the treatment of Turner syndrome and for the treatment of constitutional delay of growth and puberty. Orphan Drug designation is reserved for drugs that may be useful in the treatment of diseases or conditions that affect fewer than 200,000 people. BTG estimates there are approximately 5,000 to 8,000 girls and women with treatable Turner syndrome and approximately 80,000 boys with constitutional delay of growth and puberty in the United States. Under current Orphan Drug legislation, if the FDA approves Oxandrin for Turner syndrome in girls and/or for the treatment of constitutional delay of growth and puberty in boys before any other company receives FDA approval of oxandrolone to treat such conditions, BTG will receive certain benefits, including seven years of marketing exclusivity.

         In January 1994 the Company obtained approval to market oxandrolone for pediatric growth disorders in Australia. This is the first regulatory approval for the marketing of oxandrolone for pediatric growth disorders anywhere in the world. BTG has granted CSL Limited ("CSL") of Australia exclusive marketing rights for oxandrolone in Australia, New Zealand, and the nearby South Pacific region. CSL commenced sales of oxandrolone in Australia in February 1994 under the trade name Lonavar(R).

         BioLon (sodium hyaluronate)

         Sodium Hyaluronate ("HA") is a high-viscosity, gel-like fluid. The Company has developed a sodium hyaluronate-based product, trademarked BioLon, for use in ophthalmic surgery procedures such as cataract, intraocular lens transplantation and others. BioLon is a syringe filled with 1% sodium hyaluronate.

         The Company has concluded agreements for the commercialization and distribution of BioLon with several companies covering most countries in Europe and Latin America and several countries in Asia and the Far East. These agreements provide for license fees and/or royalties and minimum guaranteed sales in the first years after registration and commencement of commercialization. BioLon sales commenced in early 1993 in Israel and Spain. As further approvals were obtained, sales were commenced in those countries. BioLon is currently approved for sale in approximately 20 countries.

         In June 1995, BioLon was approved as a medical device by mdc, a notified body of the European Economic Community. As a result, a CE mark granted to the product and appearing on the product box allows the Company and its partners to freely market BioLon throughout Europe. Following the European-wide approval, BioLon was launched in Germany and Austria, and launches in the United Kingdom, Ireland and Denmark are expected in 1996, although there can be no assurance such launches will not be delayed.

         Commercialization of BioLon in the United States was precluded by a patent licensed to Pharmacia AB, which expired in February 1996. BTG intends to submit an application to the FDA for approval of BioLon in 1996 based on the clinical trials conducted outside the United States. Although BTG believes that the clinical trials conducted by BTG or its commercial partners outside the United States with respect to the use of BioLon will be sufficient to obtain FDA approval to market BioLon in the United States, there can be no assurance that the FDA will not require additional clinical trials and, accordingly, the Company intends to initiate a U.S. based clinical trial for BioLon in 1996, if necessary. In December 1995, the Company reacquired from Bio-Cardia Corporation ("Bio-Cardia") the right to pursue the development and commercialization of HA for all ophthalmic and other pharmaceutical applications in the United States and Japan. See "-- Contract Research and Development -- Bio-Cardia Corporation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company is also developing a second-generation product having a higher viscosity than BioLon and is planning a clinical study for the product during 1996, although there can be no assurance that such trial will not be delayed.

         Delatestryl (testosterone enanthate)

         Delatestryl is an injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with impotence, reduced libido, insufficient muscle development and bone loss. The Company believes approximately 500,000 men in the United States suffer from this condition. The product is also prescribed for delayed puberty, which BTG believes is a problem for approximately 80,000 boys in the United States. Under an agreement with Bristol-Myers Squibb ("Bristol"), the Company acquired the approved NDA and trademark for Delatestryl and Bristol has agreed to manufacture Delatestryl for the Company for up to five years ending in 1997. The Company pays Bristol a fee based on its sales of Delatestryl. The Company began the sale and distribution of Delatestryl in mid-1992.

         Vitamin D Derivative -- Anti-Psoriasis/Contact Dermatitis Agent.

         The Company has licensed exclusive rights to patents covering the composition and use of certain vitamin D derivatives in the topical treatment of psoriasis, dermatitis and other skin disorders. United States, European and Israeli patents have issued, and the British patent has been extended to Singapore and Hong Kong. In March 1996, the

Company sublicensed exclusive rights under the patents in the United States to Galderma S.A. Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales of products. In 1987 and 1989, respectively, the Company sublicensed exclusive rights under the patents in the United States to Hoffmann-La Roche, Inc. ("Roche") and in the major Western European countries to Solvay Duphar B.V. ("Duphar"), a subsidiary of Solvay & Cie. Duphar completed clinical studies on psoriasis necessary to obtain regulatory approvals in Europe and submitted applications for approvals in The Netherlands, Ireland, England and Switzerland. In 1993 Duphar determined to discontinue its efforts in the dermatological field and, with BTG's consent, in January 1994 Duphar sublicensed its rights to Cilag S.A. ("Cilag"), an affiliate of Johnson & Johnson, which received an approval for the drug in The Netherlands and Switzerland in 1995. Cilag terminated the sublicense agreement in mid-1995, and Duphar is seeking a new sub-licensee in Europe, although there can be no assurance that it will be successful. The Company is to receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries in which the vitamin D derivative patents have issued. In March 1996 the Company received $2 million as a result of Cilag's termination of its agreement with Duphar. Unlike the ointment formulation used by Duphar in Europe, the cream formulation clinically tested by Roche produced side effects that slowed the U.S. clinical program. Roche decided not to pursue commercialization of this product and the license was terminated by mutual agreement. The Company understands that Duphar is in discussions to sublicense its rights in the major Western European countries, although there can be no assurance a final agreement can be reached.


Products in Clinical Trials:

         Bio-Hep-B(R) (hepatitis-B vaccine)

         The Company has genetically engineered a third generation vaccine against the hepatitis-B virus. The Company's Bio-Hep-B integrates the S, pre-S1 and pre-S2 surface proteins of the virus. The first stage of clinical trials in adults has been completed and showed the vaccine to be safe and highly immunogenic. The Company has expanded its clinical research program to include different target groups focusing on: protective efficacy in neonates; immunogenicity and protection in high risk children; achievement of immune response in immunosuppressed individuals, such as dialysis patients; and non-responders to other commercial vaccines. These studies are aimed at establishing the beneficial effect and advantages of the S, pre-S1 and pre-S2 vaccine.

         The Company has licensed marketing rights to Scitech for the commercialization of Bio-Hep-B in certain Pacific Rim territories, excluding Japan and the People's Republic of China. The Company and Scitech have conducted clinical trials in several countries. The Company has been advised by Scitech that in April 1993 Biogen initiated suit against Scitech in Singapore asserting that Scitech's conduct of clinical trials in Singapore constitutes infringement of Biogen's patent rights in Singapore and claiming rights in the data obtained by Scitech through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993, although to date no final decision has been rendered. The Company understands that Scitech is not initiating any new clinical trials in Singapore. Biogen's broad U.K. patent (derived from its European patent) was invalidated by the U.K. Court of Appeals in October 1994 and only three claims of the narrow patent were maintained. BTG understands that Biogen was granted leave to appeal to the House of Lords and that a hearing is scheduled for April 1996. The U.K. decision in the House of Lords may affect Biogen's Singapore patents, which are based on Biogen's U.K. patent.

         In September 1995, the Israeli Registrar of Patents ruled that BTG-Israel is entitled to receive a compulsory license to manufacture the Company's vaccine under Biogen's Israeli patent, which license will enable the Company to produce the vaccine in Israel and likely to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. The Registrar now has to finalize the terms of the compulsory license, including royalties to be paid by BTG-Israel to Biogen. A hearing is scheduled for April

1996. There can be no assurance that a compulsory license will finally be issued and, if issued, there can be no assurance that the issuance will not be appealed by Biogen or overturned by a court. If a compulsory license is not issued, or if a court overturns the issue of the compulsory license, the Company may not be able to manufacture or sell its Bio-Hep- B in Israel or to export such product from Israel unless the patent is revoked. In 1992 Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license application) by virtue of its preparation of BTG's Bio-Hep-B for use in clinical trials. See "Item 3. Legal Proceedings."

         The Company is aware that certain other patents have been granted or are pending that may prevent the Company from selling its vaccine in the United States, Europe and certain other countries. The Company's failure to obtain any needed license or a determination that Bio-Hep-B infringes the patent rights of Biogen or others would substantially limit, if not prohibit, the commercialization of Bio-Hep-B in those countries in which Biogen or others have a patent until such patent is revoked or expires. The ability of the Company to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

         Oxandrin (oxandrolone) -- Other Indications

         HIV Wasting Syndrome. Based on the pharmacologic actions of Oxandrin, published literature and discussions with experts in the AIDS field, the Company believes that Oxandrin may be useful in improving the quality of life and possibly increasing the survival time of AIDS patients by reversing the progressive weight loss experienced by AIDS patients with HIV wasting syndrome. In 1991, based on submissions made to the FDA, Oxandrin was designated an Orphan Drug as adjunctive therapy for AIDS patients suffering from HIV wasting syndrome. The Company has completed two Phase II studies for this indication, one of which showed a significant weight gain with Oxandrin compared to placebo while the other smaller study did not. Additional studies at higher doses are planned for 1996 to determine optimal dosing. The Company estimates that approximately 160,000 AIDS patients currently suffer from wasting syndrome.

         Alcoholic Hepatitis. Alcoholic hepatitis is an acute form of alcohol-induced liver disease characterized by liver cell death, inflammation, fat accumulation, jaundice and an enlarged liver. Malnutrition is seen in the vast majority of patients. In 1991 the Department of Veterans Affairs (the "VA") granted the Company access to, and use of, the results of two major VA clinical trials using Hepandrin (oxandrolone) in patients with moderate to severe alcoholic hepatitis and malnutrition. The VA research indicates that Hepandrin reduced the mortality rate at six months in patients with moderate to severe alcoholic hepatitis and moderate malnutrition by approximately 50% versus placebo. In February 1994 BTG voluntarily withdrew its Hepandrin NDA filed in December 1993. This was based on conversations with the FDA during which the FDA took the position that the two VA clinical trials which formed the basis of the NDA submission are not sufficient for approval, but would qualify as one of the two required studies. The Company currently expects to initiate a phase III clinical trial during 1996 which will meet FDA requirements, although there can be no assurance that such trial will not be delayed. Since there are fewer than 200,000 patients with moderate to severe alcoholic hepatitis and moderate malnutrition, the FDA has granted Orphan Drug designation for this drug. The Company believes there currently is no approved therapy for these patients.

         OxSODrol(TM) -- (human superoxide dismutase)

         The Company has developed a process for the manufacture of a fully active analog of copper/zinc human superoxide dismutase ("hSOD" or "SOD"), an enzyme produced in body tissues to detoxify oxygen free-radicals (i.e., superoxides). These free-radicals, which are natural by-products of cellular respiration, can cause cell injury unless they are neutralized in the body. If exposed to a surge of these superoxides, the cell is unable to cope with the excessive level of free-radicals, which can then inflict devastating cell and tissue injury.

         In June 1986, the Company entered into an agreement with Bristol Myers Squibb ("Bristol") pursuant to which the Company granted Bristol an option to acquire an exclusive worldwide license to make, use and sell the Company's hSOD for pharmaceutical and veterinary purposes. Bristol conducted trials to test the clinical efficacy of OxSODrol as a treatment for heart attack patients who had undergone coronary angioplasty and for kidney transplant patients. Clinical efficacy for these indications was not established. In March 1990, the Company re-acquired all rights to pre-clinical and clinical data as a result of Bristol's decision not to exercise its option to license OxSODrol.

         A U.S. patent assigned to the Company which is directed to a method for producing enzymatically active copper/zinc SOD in bacteria is the subject of an interference action with Chiron Corp ("Chiron"), which holds a U.S. patent in bacterially produced human copper/zinc SOD. An Israeli patent assigned to Chiron which relates to copper/zinc SOD is being opposed by the Company. See "-- Patents and Proprietary Rights."

         In December 1995, the Company reacquired from Bio-Cardia all rights to OxSODrol for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in the cases of unstable angina, for the prevention of restenosis, and for the treatment of bronchopulmonary dysplasia in premature neonates. See "-- Contract Research and Development -- Bio-Cardia Corporation."

         OxSODrol for Bronchopulmonary Dysplasia. Bronchopulmonary dysplasia ("BPD") is a chronic lung disease that develops following treatment with oxygen and mechanical ventilation in premature infants who experience respiratory distress. During 1992, the Company completed additional BPD-related pre-clinical and toxicological studies requested by the FDA and in February 1993 received FDA permission to initiate a Phase I BPD human clinical study, which was completed in December 1993. The Company has completed a Phase I(b) study of the safety of repetitive doses, and the results are being analyzed. A multicenter double blind Phase II clinical efficacy and safety trial is scheduled to commence in the second quarter of 1996. There can be no assurance that any of these studies will not be delayed, or that the results obtained in the clinical trials will be consistent with those obtained to date. In 1991 the Company received Orphan Drug designation for BPD in premature neonates. If the FDA approves OxSODrol for the treatment of BPD before any other company receives FDA approval for the use of SOD to treat BPD, BTG will receive seven years of marketing exclusivity under current Orphan Drug legislation. The Company estimates that there are 50,000 premature infants born in the U.S. each year. In January 1995 SOD was licensed to JCR for the treatment of BPD in Japan.

         The Company holds a U.S. patent relating to intratracheal delivery of copper/zinc SOD to protect human lungs from injury due to hyperoxia and hyperventilation.

         Imagex -- Thrombus-Imaging Agent.

         Imagex is a novel agent for detection of blood clots (i.e., thrombi) in patients suffering from deep vein thrombosis or pulmonary embolism, consisting of a genetically engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag. Once Imagex is injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. Company scientists demonstrated the capacity of Imagex to bind to thrombi both in vitro and in vivo using rat and rabbit thrombosis models. The Company, in collaboration with Merck Frosst Canada Inc. ("Merck Frosst"), a subsidiary of Merck & Co., completed a pilot study outside the United States to test Imagex's safety and efficacy in humans. In this trial, Imagex's specificity and sensitivity of clot detection in 62 patients suspected to be suffering from deep vein thrombosis was confirmed. Deep vein thrombosis causes a reduction in the venous blood flow, changes in the vessel walls and changes in the composition of blood resulting from the development of thrombi. Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs. During 1993, the Company was granted a U.S. patent directed to this imaging agent, the plasmid expressing the fibrin binding domain polypeptide component and the purified polypeptide itself. During 1995 the Company was granted a second, related U.S.

patent and corresponding patents in Australia and New Zealand. In August 1994, worldwide rights to Imagex were licensed to Merck Frosst, which intends to use such agent in the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism. In March 1996, Merck Frosst filed an IND with the Canadian Bureau of Biologics and informed the Company that it intends to initiate a Phase I study of Imagex in Canada in the second quarter of 1996.

         Sublingual Delivery System

         In 1986, the Company licensed from the U.S. Department of Commerce a U.S. patent covering the sublingual delivery of sex steroids, in which the drug is absorbed into the bloodstream through the mucosal membrane under the tongue. Subsequently the Company licensed from the U.S. Department of Commerce one claim of a related U.S. patent, which patent is currently the subject of an interference action. See "-- Contract Research and Development -- License Agreement with U.S. Department of Commerce" and "Item 3. Legal Proceedings." Potential uses of this delivery system include the treatment of conditions in which testosterone, estradiol (an estrogen), or progesterone replacement therapy may be necessary.

         Testosterone, which is presently administered by deep intramuscular injection or transdermal patch, is used to treat male hypogonadism, a condition which BTG believes affects approximately 500,000 men in the United States. The condition is associated with impotence, suppressed libido, insufficient muscle development, bone loss and other conditions. Testosterone injections are also used to treat boys with constitutional delay of growth and puberty, of which there are, in BTG's estimation, approximately 80,000 in the United States. Conditions in which estrogen replacement therapy is indicated are postmenopausal symptoms and osteoporosis. Progesterone has been shown to be useful in the treatment of repeat spontaneous abortion and in-vitro fertilization. While estrogen (estradiol) is available in an oral dosage form, neither oral nor sublingual forms of native testosterone nor progesterone are available in the United States.

         An advantage of delivery by the sublingual route is that the drug to be delivered is not initially processed in the liver (where drugs are commonly broken down), but is largely absorbed directly into the bloodstream. As a result, lower doses of drug may achieve the desired effect, while potentially reducing adverse side effects.

         Although the Company's sublingual delivery system is patented in the United States, the Company does not expect to be able to prevent other companies from introducing sublingual steroid replacement products using other delivery systems in the United States or similar delivery systems outside the United States. Additionally, one of the licensed patents is the subject of an interference action. See "-- Patents and Proprietary Rights."

         Androtest-SL (sublingual testosterone).

         Androtest-SL is the Company's sublingual testosterone product for the treatment of hypogonadism and constitutional delay of growth and puberty. A multicenter Phase III human clinical trial of Androtest-SL for the treatment of hypogonadism initiated in 1993 has been completed. Results indicate that Androtest-SL can effectively deliver native testosterone without reported adverse effects. The men in the study reported restoration of libido and potency. These men also preferred the sublingual route of delivery over their previous injectable therapy. The analysis of the final results is expected to be completed in 1996, with an NDA filing with the FDA to follow. A claim of a patent licensed by BTG is currently the subject of an interference action. If this action is successful and BTG is unable to obtain a license to the blocking patent, BTG may be prohibited from commercializing Androtest-SL. See "Item 3. Legal Proceedings."

         Until October 1993, native testosterone was not available for patient therapy in the United States. To that date only testosterone (e.g., testosterone enanthate) given by injection or an analogic given orally were available. Injections are painful and orally active synthetic androgens have been reported to be toxic to the liver. Androtest-SL will avoid the need for injection as it is taken by mouth (sublingually) on a daily basis. Daily dosing may allow physicians to better individualize their patients' therapy versus painful intramuscular injections, which are given every 2-3 weeks. Androtest-SL may allow the administration of native testosterone in an amount approximately equal to a normal man's daily production of this hormone. The sublingual route of administration may be preferred over injectable therapy and may result in fewer side effects and better control of hypogonadism and constitutional delay of growth and puberty than either injectable or oral testosterone analogs.

         Androtest-SL is currently being manufactured for BTG by ProCyte Corporation, Kirkland, Washington and Applied Analytical Industries Inc., Wilmington, N.C.

         In October 1993 ALZA Corp. ("ALZA") received FDA approval to market a transdermal native testosterone patch for hypogonadism, which was introduced in 1994. Sublingual administration may be preferred over ALZA's transdermal patch because of the possibility of skin irritation caused by the patch and the fact that ALZA's patch is designed to be worn on shaven scrotal skin only. In 1995, through a licensing agreement with SmithKline Beecham, Theratech, Inc. introduced a transdermal testosterone patch that requires daily application of two large patches at alternating sites on the back, hip and abdomen.

         It is estimated that with all current forms of therapy, only 50,000 to 60,000 men out of a potential 500,000 are currently being treated for hypogonadism. The Company believes this is primarily a result of patients', and doctors' dissatisfaction with existing products.

         Ethinyl Estradiol for Turner Syndrome

         The Company has developed an ultra-low dose of ethinyl estradiol, a synthetic form of estrogen, which is one of the two active ingredients in virtually all of today's oral contraceptives. This ultra-low dose product is designed to treat young girls with Turner syndrome. BTG estimates there are approximately 5,000 to 8,000 treatable Turner syndrome patients in the United States. Studies have shown young Turner syndrome girls may be treated with very low doses of estrogen to stimulate development of secondary sexual characteristics. The Company's ethinyl estradiol product has been designated as an Orphan Drug by the FDA for the treatment of Turner syndrome.

         In 1994 the Company completed a Phase III study of the Company's low dose estradiol, which was partially funded by an Orphan Drug clinical research grant from the FDA of approximately $100,000 per year for three years through the end of 1993 and was conducted under an FDA-approved IND application. The study evaluated the effect of low doses of ethinyl estradiol on the development of the patients' secondary sexual characteristics. Upon analysis of the results of the study, the Company will determine whether the results justify continued pursuit of the commercialization of this product. Preliminary results of the phase III study indicated that the Company's product has a positive effect on pubertal development with no significant negative side effects, although there can be no assurance that the final results will be consistent with the preliminary results.

         Oral Contraceptive Dosing Regimen

         In 1988, the Company acquired an exclusive license to a unique oral contraceptive dosing regimen. Patents covering this regimen have been granted in Australia, Israel, Hungary, Mexico and South Africa. A corresponding U.S. patent issued on May 1, 1990 is presently the subject of a pending reissue application. The U.S. Patent and Trademark Office issued an Office Action rejecting the proposed claims of the reissue application as initially worded. The Company is continuing to prosecute the re-issue application, although there can be no assurance it will be successful. Patent applications are also pending in Europe, Japan, Canada, Taiwan and several other countries. This new approach to oral contraception is expected to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting many women experience when using conventional low-dose oral contraceptives.

         In December 1990, the Company entered into an agreement with Organon, Inc. ("Organon"), a subsidiary of AKZO of The Netherlands, which gave Organon an option to license the Company's patented oral contraceptive dosage regimen for future use with Organon's present and future proprietary progestogens. Oral contraceptives use various combinations of estrogen and progestogen and various dosing regimens. The Company's patented dosing regimen may use a variety of progestogens. Therefore, the Company is free to license to other companies the right to use progestogens other than Organon's under the Company's patent.

         Under the agreement, Organon conducted human clinical studies to determine the efficacy and potential superiority of the Company's patented oral contraceptive dosing regimen. The studies were completed in 1992, and on January 13, 1993, Organon exercised its option and licensed the technology. Upon signing, Organon paid $175,000 to the Company. Additional milestone payments, pending successful development of the product, of up to $275,000 for rights in the United States and up to $500,000 for rights in foreign markets, may be paid to the Company. The agreement provides for royalties on sales and an advance royalty payment of $250,000 at the time of FDA approval to market the product. Organon is conducting a Phase III study utilizing the Company's patented oral contraceptive dosing regimen.

         On March 30, 1992, the Company licensed to Bristol certain rights to use the Company's patented oral contraceptive dosing regimen with norethindrone, the progestogen contained in Bristol's currently marketed oral contraceptives. Bristol is responsible for the clinical development of the new oral contraceptive and if Bristol eventually markets a product covered by the patent, it will pay royalties to the Company on any sales of that product. Under the agreement, Bristol also transferred its U.S. rights to Delatestryl to the Company. See "-- Products under Commercialization -- Delatestryl." The license agreement with Bristol requires that the Company use its best efforts to obtain a re-issue of its dosing regimen patent with somewhat revised claims so as to distinguish with greater particularity the patented invention over a 1970 U.S. patent (now expired) of Organon.

         The market for oral contraceptives in the United States is estimated by BTG to exceed $1 billion annually. Because of the large size and competitive nature of this market, the Company will depend on its current and potential future licensees to develop and market products under its patent. In addition to licensees paying the cost of development of the new oral contraceptive, the Company expects licensees to pay royalties if the product receives regulatory approval for marketing.

         Animal Growth Hormones

         In 1983, the Company entered into an agreement with American Cyanamid Company ("ACY"), now a subsidiary of American Home Products, granting ACY an exclusive worldwide license to manufacture and market animal growth hormones. ACY agreed to conduct all necessary testing of the animal growth hormones, and to obtain all regulatory approvals necessary for the commercialization of the animal growth hormones. The Company is to receive royalties on animal growth hormone product sales by ACY. To date, BTG has developed two animal growth hormones, porcine and bovine.

         Porcine growth hormone ("pGH") is a product designed to produce leaner meat in pigs. ACY has conducted considerable development work including field trials that are presently being performed. The acquisition of ACY by American Home Products resulted in a reassessment of the investment needed to commercialize the product, and American Home Products has determined to seek a joint venture partner to pursue further commercialization of pGH. To date, such a partner has not been secured, and there can be no assurance a partner will be found.

         In 1986, ACY filed a New Drug Application ("NDA") for the Company's bovine growth hormone ("bGH"), which has a role in controlling milk production. In 1994 the FDA requested that ACY conduct additional field trials prior to the FDA's consideration of ACY's NDA. Despite FDA approval of Monsanto's bGH, ACY has concluded that commercialization of bGH at this time is inadvisable. With ACY's consent, BTG intends to approach other companies to ascertain whether they might have interest in pursuing the commercialization of bGH; however, there can be no assurance that BTG can find a company interested in pursuing the commercialization of bGH or, if such a company is found, that an agreement can be reached on reasonable terms or at all.


Products in Laboratory and Pre-clinical Research:

         Bio-Flow(TM) -- Anti-Reocclusion Agent.

         The Company is evaluating a genetically engineered discrete component of the body's extracellular matrix proteins for use in blocking thrombosis (blood clot) formation and reocclusion. Extracellular matrix proteins are a family of multifunctional proteins, each composed of several domains, involved in a variety of biological activities ranging from platelet aggregation and blood clotting to wound healing and tumor metastasis. Among the proteins from which discrete therapeutic and diagnostic domains have been derived are fibronectin and von Willebrand Factor ("vWF").

         The Company has cloned and expressed in bacteria and in yeast a recombinant domain of vWF, a component of the blood vessel wall. Gram quantities of pure and active domain were produced in yeast and purified. This protein ("Bio-Flow") has been found to be effective in inhibiting platelet aggregation in several in vitro and in vivo models. Following damage to the vascular endothelium (the inner wall of a blood vessel), a large number of platelets bind to vWF in the subendothelium via the platelet receptor gp1b. Blocking of vWF binding by Bio-Flow may prevent platelet adhesion to these substrates in a clinical situation and thus prevent complications such as reocclusion (the re-closure of the artery by a blood clot) and/or restenosis (the re-narrowing of the coronary arteries) following angioplasty or thrombolytic therapies. Bio-Flow was shown to prevent thrombus formation in a variety of animal models in guinea pigs, dogs and baboons. The Company believes that the baboon model, in which effective results were obtained, is closely related to humans and therefore may provide a good indication of the outcome that may be achieved in human clinical trials, although there can be no assurance of this. Bio-Flow prevented reocclusion when administered to dogs following thrombolysis with a combination of tPA, heparin and aspirin. Moreover, Bio-Flow exerted its antithrombotic effect rapidly, thus shortening the time to thrombolysis (i.e., dissolution of the thrombus) without a decrease in the number of platelets or an increase in the bleeding time. Bio-Flow is currently in advanced pre-clinical stages of product evaluation and pre-clinical development. Toxicology studies are planned for late 1996. During 1994 and 1995, BTG conducted research and development on these products on behalf of Bio-Cardia before reacquiring the rights to Bio-Flow from Bio-Cardia in December 1995. See "-- Contract Research and Development -- Bio-Cardia Corporation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Factorex(TM) -- Anti-Coagulant.

         A highly selective protein anticoagulant ("Factorex") is being pursued for cardiovascular applications. Factorex was isolated from the saliva of the blood sucking leech Hirudo medicinalis, which harbors an entire array of agents that antagonize the human hemostatic process. Factorex is a Factor Xa inhibitor. The blood coagulation process is a multi-step, complex cascade of reactions which ultimately lead to the formation of fibrin as an integral component of the clot. Factor Xa catalyzes the conversion of prothrombin to thrombin, which, in turn, converts fibrinogen into fibrin. Therefore, by inhibiting Factor Xa, thus blocking the catalytic conversion of prothrombin, Factorex may inhibit the creation and deposition of fibrin in clots. The Company believes that, like other leech-derived peptides, Factorex should have very low immunogenicity in man, facilitating multiple administration. Factorex is manufactured via recombinant DNA technology in E. coli and yeast and is biochemically configured in a proprietary process to its active configuration. It has been shown to possess Factor Xa inhibitory activity in vitro and in pre-clinical analysis in animal models. Potential indications ranging from deep vein thrombosis to arterial reocclusion are among the targets for Factorex therapy. Pre-clinical studies have been completed and the Company has initiated process development of clinical grade material for toxicology studies. During 1994 and 1995, BTG conducted research and development on Factorex on behalf of Bio-Cardia before reacquiring the rights to these products from Bio-Cardia in December 1995. See "-- Contract Research and Development -- Bio-Cardia Corporation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Cancer Therapeutics

         In July 1994, the Company obtained exclusive marketing rights in most major countries worldwide to three anti-cancer drugs which contain the same active ingredient as Taxol(R) (paclitaxel), VePesid(R) (etoposide) and Adriamycin(R) (doxorubicin), respectively. Shenzhen Boda Natural Product Co., Ltd. of Shenzhen, People's Republic of China ("Shenzhen Boda"), which licensed the rights to BTG, is to manufacture the products in bulk for BTG. BTG has exclusive rights to the sale of these products in North America, Europe, and the Pacific Rim, including Japan, Indonesia, Taiwan, Thailand and the Philippines, and non-exclusive rights in China. As yet, BTG has not identified potential purchasers for these products.


CONTRACT RESEARCH AND DEVELOPMENT

         Acquired Immune Deficiency Syndrome.

         Within a framework of funding totaling $1,500,000 over three years ending June 1996 from the National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health ("NIH") the Company conducted a research project to provide genetic, biochemical and immunological characterization of certain human immunodeficiency virus ("HIV") proteins as well as proteins derived from parasites infecting AIDS patients such as P. Carinii and Toxoplasma. These products will be used by NIAID to develop potential therapeutics and diagnostics for AIDS and to conduct studies aimed at a better understanding of the structures and function of the virus and the related parasites. Receipt of funding from NIAID is subject to annual renewal by NIAID. This program is a continuation of a $3,700,000 five year program funded by NIAID which ended in June 1993. The Company accelerated the research program and, as a result, completed its work for NIAID in the second half of 1995.

         License Agreement with U.S. Department of Commerce.

         BTG has a license agreement with the National Technical Information Service ("NTIS"), an operating unit of the United States Department of Commerce (the "DOC Agreement"), under which it obtained exclusive United States rights to a U.S. patent titled "Administration of Sex Hormones in the Form of Hydrophilic Cyclodextrin Derivatives". Under the terms of the DOC Agreement, the Company has exclusive rights to make, have made, use and sell certain steroid products for a period terminating five years from the date of first commercial sale of a product; however, the Department of Commerce has notified the Company that BTG must pay a portion of the legal fees relating to the interference action referred to below in order to maintain its exclusive rights. The Company is currently in discussions with the Department of Commerce, but there can be no assurance that BTG will be able to maintain exclusive rights. The Company also has a non-exclusive license under the patent to make, have made, use and sell the licensed product in the United States after the expiration of the exclusive license term. The DOC Agreement requires the Company to expend reasonable efforts and resources to develop and bring the product to the point of practical application by January 1, 1997, unless this period is extended by mutual agreement of the parties. The Company will pay NTIS an administration and royalty fee of five percent on the net sales of the product during the exclusive period of the DOC Agreement, except that no administration and royalty fee will be payable for direct sales of the licensed product by the Company to the U.S. Government. BTG also has a license under a claim of a related United States Government patent, which is currently the subject of an interference proceeding brought by Janssen, a division of Johnson & Johnson. The Company is currently in negotiations to secure a license to Janssen's patents and technology, although there can be no assurance a license can be obtained on reasonable terms or at all. If Janssen is successful in this interference action and BTG is unable to obtain a license, BTG may be prohibited from commercializing Antrotest-SL. See "-- Products in Clinical Trials -- Sublingual Delivery System" and "Item 3. Legal Proceedings."

         Bio-Cardia Corporation.

         On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Offering"), each unit consisting of four shares of common stock of Bio- Cardia and warrants ("Warrants") to purchase 15,000 shares of the Company's common stock. The Warrants are exercisable at any time on or prior to December 31, 1998, at an exercise price per share of $5.49. The purchase price per unit was $100,000, of which $15,000 per unit was paid at the closing, with the remainder paid with a promissory note ("Investor Note") due in five installments over a period of three years. All of the cash proceeds of the financing were to be received by Bio-Cardia. In consideration of the Warrants included in the units, the Company received from each purchaser of units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price could be paid in cash, shares of the Company's common stock or both at the discretion of the Company.

         In connection with the closing of the financing, the Company licensed to Bio-Cardia, pursuant to a technology license agreement, the right to pursue
(i) the worldwide development and commercialization of the Company's Imagex(TM), Bio-Flow(TM), Factorex(TM) and Bio-Lase(TM) products for all cardio-vascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in premature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option with respect to each product, during the period the Stock Purchase Option was outstanding, to commercialize, directly or through others, such product, and was obligated to supply Bio- Cardia with all its requirements for such products.

         Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio- Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, due to payment defaults by holders of a majority of the outstanding Units, Bio-Cardia was unable to meet its obligations to BTG. During the second half of 1994 and during 1995 the Company continued to fund research and development on most of the products licensed to Bio-Cardia, as Bio-Cardia reached settlements with its defaulting stockholders and completed an exchange offer with its non-defaulting stockholders. During 1994 and 1995, BTG provided Bio-Cardia with approximately $9.8 million of research and development funding and $2.7 million to complete the exchange offer. BTG reacquired from Bio-Cardia all rights to the products licensed to

Bio-Cardia in December 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


RESEARCH AND DEVELOPMENT, MANUFACTURING AND QUALITY
ASSURANCE INFRASTRUCTURE AND FACILITIES

         The Company's research and development, manufacturing and quality assurance organization at March 1, 1996 was comprised of 137 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry. These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. Thirty have received Ph.D. or M.D. degrees and several have completed post-doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

         Commercialization of genetically engineered and related products requires development of technologies that use microorganisms to manufacture products in sufficient quantities and purity. Such products are manufactured through a fermentation process, whereby bacteria and other microorganisms containing the genetic materials are reproduced in large quantities in fermentation tanks with the desired product then being separated from the fermentation medium and purified to usable quality. In addition to its bacterial
E. coli production technology, the Company has integrated a mammalian expression technology for the production of its hepatitis-B vaccine and established the basic technology for expression of proteins in yeast and baculovirus. The Company's products which are not produced by a fermentation process are sourced through supply agreements with third parties.

         The Company's facilities in Israel contain research laboratories and laboratory-scale and production fermentation facilities, including a fermentor of 750 liters. All bulk manufacturing activities for the Company's genetically engineered products are conducted in the Company's GMP-designed facility, which possesses sufficient capacity to accommodate the expected manufacturing demands of the Company's commercial products for the next several years. The Company has completed a modern filling suite for its BioLon syringes which has undergone inspection by European regulatory authorities and, based on one of these inspections, European Device approval (CE Mark) was granted. All dosages of hGH are formulated, filled and packed in vials by Dr. Madaus GmbH in Germany, which functions as the Company's subcontractor for these purposes. See "-- Products under Commercialization -- Bio-Tropin (human growth hormone) -- Growth Hormone Deficiency." Delatestryl is manufactured for the Company by Bristol. Oxandrin is manufactured for the Company by Searle.

         In February 1995, BTG-Israel was awarded an ISO 9002 Certification by the Standards Institution of Israel (SII). The Certificate of Registration was issued in respect of the manufacture, packaging and dispatch of BTG's pharmaceutical products for human use. ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization ("ISO") based in Geneva, Switzerland. It is equivalent to the European Community Standard EN 29002. An ISO Certification issued by the SII is recognized and accepted by several organizations and countries such as Underwriters Laboratories of the United States, DQS of Germany, SQS of Switzerland, BSI of the United Kingdom, QMI of Canada, JQA of Japan and others. ISO certification was a significant milestone in the process of obtaining the BioLon CE mark.


GOVERNMENTAL REGULATION

         Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of the Company's products and its ongoing research and development activities. The Company's policy is to conduct its research and development activities in compliance with current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, and with comparable guidelines in Israel and other countries where the Company may be conducting clinical trials or other developmental activities.

         Prior to clinically testing, manufacturing and marketing human pharmaceutical products, approval from the FDA and comparable agencies in foreign countries must first be obtained. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug application, human clinical trials and approval of a New Drug Application. European countries follow generally the same procedures. The EEC has established a unified filing system administered by the CPMP designed to reduce the administrative burden of prosecuting applications for new pharmaceutical products. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. The commercial manufacture and marketing of some animal health products also requires approval by the United States Department of Agriculture ("USDA") and by comparable agencies in foreign countries. These processes are likely to take a number of years and often involve substantial expenditures. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, primarily in the agricultural field. There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to the Company's biotechnology products.

         In addition to the foregoing, the Company's present and future business may be subject to regulation under the United States Atomic Energy Act, Clean Air Act, Clean Water Act, Occupational Safety and Health Act, National Environmental Policy Act, Toxic Substances Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act and similar state and foreign statutes, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.


PATENTS AND PROPRIETARY RIGHTS

         The Company's scientific staff and consultants are actively working in various areas of biotechnology to develop techniques, microorganisms, processes and products to achieve the Company's commercial aims. It is the Company's policy to protect its intellectual property rights in this work by a variety of means, including applying for patents in the United States and most industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position.

         At March 1, 1996 approximately 230 patents, owned or exclusively licensed by the Company, have been granted and are being maintained worldwide, including 35 in the United States, 11 patents granted by the European Patent Office ("EPO"), and 15 Israeli patents. Additionally, approximately 240 patent applications owned or exclusively licensed by the Company are pending in various countries. During 1995 the U.S. Patent and Trademark Office granted 4 patents, the EPO granted 1 patent (equivalent to 12 national patents), in each case assigned or exclusively licensed to BTG. Additionally, approximately 20 other patents were granted in various countries.

         The Company has initiated proceedings in Israel to oppose the grant to several of its competitors of patents relating to vector systems, and may as necessary oppose corresponding patents in other jurisdictions. The Company has also initiated proceedings in Israel to oppose the grant to one of its competitors of a patent relating to production of human growth hormone. Additionally, during 1991 and 1992, two additional proceedings were initiated in Israel to oppose the grant to others of patents which may relate to OxSODrol and to Bio-Flow, respectively. Although the outcome of the proceedings cannot be predicted with certainty and will likely not be determined for several years, the Company believes that the outcome will be favorable, although there can be no assurance of this. The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others are currently unknown.

         During 1991, the Company received notification from the United States Patent and Trademark Office (the "Patent Office") Board of Patent Appeals and Interferences of the declaration of an interference between an issued patent assigned to the Company covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron Corporation ("Chiron"), which claims an earlier filing date. While the Company is vigorously defending its patent, it cannot predict the outcome of such interference. However, should the Company's patent be disallowed and a corresponding patent be issued to Chiron, the Company's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, the Company could seek a license to market under Chiron's patent, which may or may not be available. Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD. The Company is seeking to have the Patent Office either expand the scope of the existing interference action or declare a separate interference to determine that the Company rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that the Company's scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria. Unless the Company is able to prevail in this effort or to obtain a license from Chiron, the Company may be unable to commercialize OxSODrol in the United States. This matter is currently under consideration by the Patent Office. In addition, the Israeli Patent Office has accepted a Chiron patent application covering a DNA construct having certain specified features for expression of active copper/zinc SOD and a method for production of active copper/zinc SOD in a microorganism harboring this construct. The Company is opposing the grant of this patent; however, there can be no assurance that this opposition will be successful. If the opposition is unsuccessful, the Company may be precluded from manufacturing OxSODrol in Israel. See "-- Products and Applications -- Products in Clinical Trials -- OxSODrol (human superoxide dismutase)."

         In March 1993 the U.S. Patent Office granted a patent exclusively licensed to the Company containing broad claims for the gene encoding human copper/zinc SOD, related recombinant expression vectors and genetically engineered cells containing the gene. The Company believes that Chiron could not commercialize its yeast-produced SOD product in the United States without infringing this patent. However, the issuance of this patent does not assure the Company's ability to commercialize OxSODrol.

         In September 1995, the Israeli Registrar of Patents ruled that BTG-Israel is entitled to a compulsory license to manufacture the Company's Bio-Hep-B under Biogen's Israeli patent, which license will enable the Company to produce the vaccine in Israel and likely to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. There can be no assurance that a compulsory license will finally be issued and, if issued, there can be no assurance that the issuance will not be appealed by Biogen or overturned by a court. In 1992 Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license application) by virtue of BTG's preparation of Bio-Hep-B for use in clinical trials. See "-- Products and Applications -- Products in Clinical Trials -- Hepatitis-B Vaccine" and "Item 3. Legal Proceedings."

         Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone were accepted in 1983 (two) and 1985 (one). BTG is opposing the grant of these three patents. One of these three Israeli patents corresponds to two of the three U.S. patents which are the subject of the complaint asserted by Genentech against BTG in the United States District Court in Delaware. See "Item 3. Legal Proceedings." Additionally, in 1984 an Israeli patent application of Biogen which relates to an expression vector was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to these patents. If BTG is unsuccessful in its opposition in Israel, then BTG may be unable to manufacture its products in Israel.

         Furthermore, in 1994 BTG filed oppositions to two allowed Genentech patent applications in Japan relating to human growth hormone, in 1993 to one Biogen vector patent in the EPO and in 1995 to the corresponding Biogen vector patent in Japan. These patents correspond to the Genentech and Biogen patent applications being opposed in Israel. There can be no assurance that BTG will be successful in its oppositions to these patents and patent applications. If BTG is unsuccessful in these oppositions in Japan, BTG and licensees of its products may be unable to sell certain of its products, including hGH and SOD, in Japan. BTG is also opposing several patents which were published for opposition in other jurisdictions.

         Janssen, a division of Johnson & Johnson, has commenced an interference action in the U.S. Patent Office relating to a cyclodextrin patent. One claim of this patent, which relates to the cyclodextrin patent licensed under the DOC Agreement, is exclusively licensed to BTG. The Company is currently in negotiations to secure a license to Janssen's patents and technology, although there can be no assurance it will be able to obtain a license on reasonable terms or at all. If Janssen is successful in this interference action and BTG is unable to obtain a license, BTG may be prohibited from commercializing Androtest-SL. See "-- Products in Clinical Trials--Sublingual Delivery System -- Androtest-SL (sublingual testosterone)" and "-- Contract Research and Development -- License Agreement with U.S. Department of Commerce."

         The Company is aware of third party patents and patent applications related to the cloning of vWF, assigned to Scripps Clinic and Research Foundation and assigned to Stichting Vrienden van de Stichting. The Company believes that the likely scope of any patents granted from these applications will be such that the manufacture, use and sale of Bio-Flow should not infringe any valid claim of these patents, although there can be no assurance of this. The Company believes that no valid issued claim of the Scripps patent in the U.S. encompasses Bio-Flow. During 1995, the Scripps patent was issued by the EPO. The Company believes that the granted claims do not encompass Bio-Flow and decided not to oppose this patent. However, the Scripps patent has been granted in Israel with broad claims; the Company is vigorously opposing the grant of this patent, but there can be no assurance that the Company's opposition will be successful or that the scope of the patent will not preclude the manufacture, use and sale of Bio-Flow in Israel.

         The Company holds an exclusive worldwide license to patents and patent applications filed jointly by Yissum Research Development Company of the Hebrew University of Jerusalem and American National Red Cross; so far, two related patents have issued in the United States, and patents have also been granted in the EPO and Israel. BTG has also filed subsequent patents in the U.S. and abroad directed to cloning and expression of Factorex. The Company is aware of patents and patent applications filed by Pennsylvania Hospital and Merrell Dow Pharmaceuticals Inc. directed to other Factor Xa inhibitors, but believes that the claims of these patents and patent applications do not encompass Factorex, although there can be no assurance of this.

         There can be no assurance that any of the patents applied for by or licensed to BTG will issue, or that issued patents will not be circumvented or invalidated. The Company believes that important legal issues remain to be resolved as to the extent and scope of patent protection, and the Company expects that litigation may be necessary to determine the validity and scope of its and others' proprietary rights. Such litigation may consume substantial resources. See "Item 3. Legal Proceedings."

INSTITUTIONAL AND GOVERNMENTAL RELATIONSHIPS

         The Company believes its relationships with research institutions in the United States, Europe and Israel and with the Government of Israel to be important in its research and product development efforts. In addition to conducting research and development at its own facilities, a portion of which is funded through the Office of the Chief Scientist of the Ministry of Industry and Commerce of the State of Israel (the "Chief Scientist"), the Company has funded, and expects to continue to fund, research at universities and private research institutions. The Company believes that these relationships greatly enhance its research and product development efforts, and the Company intends to develop and maintain relationships with leading universities and research institutions even as it continues to expand its capability to conduct research and product development at its own facilities.

         The State of Israel supports and encourages research and development in the field of high technology, as well as manufacturing for export through programs that provide for research and development funding, export financing, tax benefits and capital investment incentives. The Company's research and development activities in Israel through BTG-Israel enable it to take advantage of these programs. There can be no assurance, however, that such programs will continue.


OPERATIONS IN ISRAEL

         The Company's primary research and development and production activities are conducted in Israel and are affected by economic, military and political conditions there. Israel has been involved in a number of armed conflicts with its bordering countries. During the course of military operations, Israel's military reserves, which include a number of the Company's employees, may be called up. To date, the Company has been able to continue its research and development and production activities during periods of military mobilization, although there can be no assurance that such activities could be continued in the event of future hostilities.

         Because BTG-Israel is involved in a technological industry and is an exporter of Israeli goods, the Company has enjoyed the benefits of certain programs promulgated by the Government of Israel in order to encourage the development of technology and export of Israeli products. However, there can be no guarantee that these programs will continue.


COMPETITION

         Therapeutic drug development is being conducted by numerous companies throughout the world. Competition is intense in the product areas in which the Company has focused its efforts. Significant competition comes from independent, dedicated biotechnology companies as well as from large, established pharmaceutical companies. In addition, the Company's products may compete against products developed by non-recombinant techniques. The primary competitive factors in this field are the ability to attract and retain highly qualified scientists and technicians, to create and maintain scientifically advanced technology during a period of rapid technological development and to develop proprietary products or processes.

         The principal parameters influencing competition are the efficacy of products and their production processes, the patent protection available for such products, the timing of commercialization vis-a-vis competitors' products and, to a limited extent, price. The Company's competitive position in the industry varies on a product-by-product and country-by-country basis depending upon the efficacy of the Company's products as compared to competing products, the scope of patent protection in each country for the Company's products as compared to competing products, whether the Company's product is the first such product to be commercialized and, where there are a number of similar products, the price of the Company's product as compared to its competitors' products, and the relative strength of the Company's partner in said territory.

         Many of the Company's current competitors have significantly greater financial and organizational resources than the Company. The growth of the biotechnology field is expected to attract new companies with significantly greater financial resources that will enter the field through acquisitions of existing biotechnology companies. Since technological developments are expected to continue at a rapid pace in the biotechnology industry, the successful development of the Company's products will be dependent upon its ability to maintain a competitive position with respect to its technology.


EMPLOYEES

         At March 1, 1996, the Company had 207 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing activities, including 33 who hold Ph.D. or M.D. degrees. In addition, the Company has consulting arrangements with scientists at various institutions and universities in the United States and Israel.

         The Company's ability to develop marketable products and to establish and maintain its competitive position in light of technological developments will depend, in part, on its ability to attract and retain qualified scientific, marketing and management personnel. Competition for such personnel is intense.

         None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company believes its relations with its employees are good and has experienced a low turnover rate among its employees.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers and other key personnel of the Company are as follows:

Name                        Age        Positions
- ----                        ---        ---------

Sim Fass                    54         President, Chief Executive Officer and
                                       Treasurer; President of BTG-Israel;
                                       Director

Zvi Ben-Hetz                52         Vice President--Operations and Logistics
                                       BTG-Israel

Lionel Edwards, M.D.        54         Vice President--Clinical Research

Marian Gorecki, Ph.D.       55         Senior Vice President--Chief Technical
                                       Officer

David Haselkorn, Ph.D.      51         Senior Vice President, Chief Operating
                                       Officer; Managing Director, BTG-Israel

Abraham Havron, Ph.D.       49         Vice President--Manufacturing, BTG-
                                       Israel

Dov Kanner, Ph.D.           42         Vice President--Quality Assurance and
                                       Regulatory Affairs, BTG-Israel

Nadim Kassem, M.D.          64         Senior Vice President--Chief Medical
                                       Officer

Ernest Kelly, Ph.D.         46         Senior Vice President--Quality Assurance

Amos Panet, Ph.D.           55         Chief Scientist--BTG-Israel

Annmarie Petraglia          55         Vice President--Regulatory Affairs

William Pursley             42         Senior Vice President--Marketing, Sales
                                       and Commercial Development

Ronald Simko                45         Vice President--Manufacturing

Yehuda Sternlicht           42         Vice President--Finance, Chief Financial
                                       Officer

The background of these individuals is as follows:

         Sim Fass, Ph.D. was elected a Director and Treasurer of the Company in August 1983 and served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987 and as President of BTG-Israel from May 1984. Dr. Fass became President and Chief Executive Officer of the Company in May 1984. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care related products. Prior to that, he held various positions at Pfizer, Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceutical, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and Group Marketing Manager of Pfizer Laboratories. Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

         Zvi Ben-Hetz joined BTG-Israel in December 1980 as facility manager. His work included the organization and construction of the facility and logistics system of the Company in Israel. Between 1986 and 1988, he headed the unit involved in the construction of the present facility in Israel, where all the Company's research, development and manufacturing activities take place. In 1988 he was appointed Operations and Logistics Manager of BTG-Israel and in 1992 was appointed Vice President--Operations and Logistics of BTG-Israel. From 1976 until he joined BTG-Israel, Mr. Ben-Hetz worked at the Volcani Institute - the National Institute for Agriculture Research in Israel, as a Junior Agricultural Engineer.

         Lionel Edwards, M.D. joined the Company in March 1995 as Vice President--Clinical Research. Prior to joining the Company he was Assistant Vice President-International Research at Hoffmann-La Roche, Inc., based in the United States. From 1983 to 1992 he was Senior Director International Research and Director U.S. Research at Schering Plough. From 1992 to 1994 he served on a committee of the Institute of Medicine and a Sub- Committee for International Harmonization (United States, European Community, Japan). He received his M.D. degree from Guys Hospital, London University in 1966.

         Marian Gorecki, Ph.D. was elected Senior Vice President--Chief Technical Officer of the Company in June 1992. In 1986 he was appointed Vice President and Chief Technical Officer of BTG-Israel. Prior thereto, he had served as Vice President, Research and Development of BTG-Israel since August 1981. Prior to that, he was on the staff of the Weizmann Institute of Science for twelve years, during which time he was an associate professor for two years. Dr. Gorecki received his Ph.D. in biochemistry from the Weizmann Institute of Science in 1972. He has broad experience in the fields of molecular biology and genetic engineering as well as in peptide protein chemistry. Dr. Gorecki served as a director of the Company from June 1992 through December 1994.

         David Haselkorn, Ph.D. was appointed Vice President of the Company and Managing Director of BTG-Israel in May 1987. In 1990, he was promoted to Senior Vice President and Chief Operating Officer of the Company. He received his M.Sc. degree in biochemistry from the Hebrew University in 1970 and a Ph.D degree in chemical immunology from the Weizmann Institute of Science in 1973. From 1973 to 1982, Dr. Haselkorn rose to the rank of colonel and was appointed head of a research and development division of the Israel Defense Forces. From 1982 through May 1987 he served as Chief Scientist of the International Eisenberg Group of Companies. Dr. Haselkorn served as a director of the Company from February 1992 through June 1995.

         Abraham Havron, Ph.D. joined BTG-Israel in September 1987 as Director, Manufacturing and in 1992 was appointed Vice President--Manufacturing of BTG-Israel. Dr. Havron obtained his Ph.D. degree in bio-organic chemistry from the Weizmann Institute of Science in 1978 and subsequently did post-doctoral research in the Department of Radiology at Harvard Medical School. Before joining the Company, Dr. Havron served as Production and R&D Manager at InterPharm Laboratories Ltd., a subsidiary of Ares Serono, Inc., a multinational pharmaceutical company.

         Dov Kanner, Ph.D. was appointed to the newly-created position of Vice President--Quality Assurance and Regulatory Affairs of BTG-Israel in September 1994. Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994. He obtained his Ph.D. in microbiology from Rutgers University in 1980.

         Nadim Kassem, M.D. joined the Company in June 1992 as Senior Vice President--Chief Medical Officer. He received his MD degree from the Hebrew University Hadassah Medical School in 1962 and trained at Hadassah Medical Center in Jerusalem and the VA Medical Center in the Bronx. Prior to joining BTG he consulted extensively within the pharmaceutical industry in the pre-clinical, clinical and regulatory affairs areas for six years. He was Vice President, Clinical Development, for Advanced Therapeutics International from 1986 to 1988 after serving as Director, Division of Medical Research for

Revlon from 1985 to 1986. Prior to that he served for over fifteen years at Schering Plough Corporation in a variety of senior clinical research positions.

         Ernest Kelly, Ph.D. joined the Company in February 1996, in the newly created position of Senior Vice President--Quality Assurance. Prior to joining the Company he was Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer ("RPR"). From 1979 to 1996, Dr. Kelly served in positions at RPR in both research and development and industrial operation quality assurance. Prior to joining RPR he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions. Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics, Temple University.

         Amos Panet, Ph.D. joined BTG-Israel in September 1986 as Assistant to the Vice President, Research and Development. In March 1987, he was appointed Chief Scientist. Dr. Panet obtained his Ph.D. in the field of biochemistry from the Hebrew University of Jerusalem, and subsequently served as a post-doctoral fellow with Drs. D. Khorana and D. Baltimore at the Massachusetts Institute of Technology. Dr. Panet is a Professor of Virology at the Hadassah School of Medicine of the Hebrew University.

         Annmarie Petraglia joined BTG in May 1994 as Senior Director, Regulatory Affairs and was appointed Vice President--Regulatory Affairs in April, 1995. Previously Ms. Petraglia was Director, Regulatory Affairs and Scientific Documentation, Daiichi Pharm. Corp. from 1991 to 1994; Vice President Regulatory Affairs, Zambon Corp. from 1988 to 1991; Senior Vice President, Regulatory Affairs, Advanced Therapeutics Communications [?] from 1986 to 1988; and Director, Regulatory Affairs, American Home Products from 1984 to 1986. She served in various regulatory affairs capacities at Schering Plough Corporation from 1980 to 1984; as Director, Medical Analysis/Writing at Bristol Myers International from 1973 to 1978; and Product Manager at Hoffmann-La Roche Inc. from 1967 to 1973. Ms. Petraglia is a registered pharmacist.

         William Pursley joined the Company in April 1995, in the newly created position of Senior Vice President--Marketing, Sales and Commercial Development. From November 1993 until April, 1994, Mr. Pursley was Chairman and CEO of TriGenix, Inc., a virtual sales, marketing and reimbursement organization for the biotechnology industry. Mr. Pursley was Vice President of Sales and Marketing at Genzyme Corp. from December 1990 until November 1993. Mr. Pursley managed the growth hormone business in the Southeast region of the U.S. for Genentech from October 1985 until December 1990. From 1979 through October 1985, Mr. Pursley held several sales, marketing and middle management positions at Merck.

         Ronald Simko joined the Company in August 1994 as Vice President--Manufacturing. From 1977 to 1989, Mr. Simko worked in numerous manufacturing capacities at Schering Plough managing the process validation organization as well as the sterile products and tablet production operations. From 1989 to 1994, he was at Enzon, Inc., where he served as Senior Director, Manufacturing and Materials Management.

         Yehuda Sternlicht joined BTG-Israel in July 1992 as financial manager and in January 1993 was appointed Chief Financial Officer of the Company. In June 1995 he was appointed Vice President--Finance and Chief Financial Officer of the Company. From 1988 until he joined BTG-Israel he was financial manager of Bordeaux Textile Ltd., an Israeli company. From 1985 to 1988 he served as controller of Laser Industries Ltd., an Israeli company listed on the American Stock Exchange. Prior to that, he held various positions at Haft & Haft, one of the largest CPA firms in Israel. From 1983 to 1985 he worked at Haft & Haft's affiliate's New York office. Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel.

ITEM 2.  PROPERTY

         The Company's administrative offices are currently located in Iselin, New Jersey, where the Company has leased approximately 12,800 square feet of office space. The lease has a term of ten years, with a base average annual rental expense of approximately $229,000. The Company's research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 80,000 square feet at an annual rental of approximately $1,055,000. Construction of this facility was completed in 1988 and occupancy commenced shortly thereafter. The lease term expires in January 1999. The Company believes its space will be suitable and adequate for its current activities and planned expansion over the next several years.


ITEM 3.   LEGAL PROCEEDINGS

         On March 16, 1993, Genentech filed a complaint with the U.S. International Trade Commission (the "ITC") alleging, among other things, that BTG's importation of hGH into the United States violates Section 337 of the Tariff Act of 1930 because of the existence of certain claims in U.S. patents of Genentech. Genentech sought an immediate investigation and an order that BTG cease and desist from importing hGH into the United States. The trial on the Genentech complaint was held in April 1994. In January 1995 the ITC issued a final decision dismissing the complaint with prejudice as a sanction for Genentech's conduct which resulted in an incomplete record and violated the due process rights of BTG and Novo-Nordisk A/S, another respondent in the proceeding. The ITC also found no violation by BTG of Section 337 of the Tariff Act of 1930. Genentech appealed the ITC decision to the United States Court of Appeals for the Federal Circuit (the "CAFC"). The appeal was heard on December 4, 1995, and a decision is pending. During 1993 and 1994, BTG incurred total legal fees of approximately $4.2 million relating to the ITC proceeding. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the New York action, and in August 1995 the United States District Court for the Southern District of New York granted a preliminary injunction prohibiting the commercial introduction in the U.S. of BTG's hGH. BTG appealed to the CAFC, and the appeal was heard on December 4, 1995 (during the same session as the ITC appeal discussed above). The decision is pending. Unless the preliminary injunction is stayed or overturned on appeal, of which there can be no assurance, BTG will be precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that BTG will not be found to be infringing Genentech's patents. If BTG is ultimately found by the district court to infringe one or more claims in Genentech's U.S. patents, it likely will be precluded from selling its hGH in the United States. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount has been capitalized. The Company expects to incur substantial legal fees in defending and prosecuting these lawsuits in respect to Genentech.

         During 1991, BTG received notification from the U.S. Patent Office Board of Patent Appeals and Interferences of the declaration of an interference between an issued patent assigned to BTG covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron which claims an earlier filing date. While BTG is vigorously defending its patent, it cannot predict the outcome of such interference. However, should BTG's patent be disallowed and a corresponding patent be issued to Chiron, BTG's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, BTG could seek a license to market under Chiron's patent, which may or may not be available. Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD. BTG is seeking to have the Patent Office either expand the scope of the existing interference action or declare a separate interference to determine that BTG rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that BTG scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria. Unless BTG is able to prevail in this effort or to obtain a license from Chiron, BTG may be unable to commercialize OxSODrol in the United States. This matter is currently under consideration by the Patent Office. In addition, the Israeli Patent Office has accepted a Chiron patent application covering a DNA construct having certain specified functions for expression of active copper/zinc SOD and a method for production of active copper/zinc SOD in a microorganism harboring this construct. BTG is opposing the grant of this patent; however, there can be no assurance that this opposition will be successful. If the opposition is unsuccessful, BTG may be precluded from manufacturing OxSODrol in Israel. See "Item 1. Business -- Products and Applications -- Products in Clinical Trials -- OxSODrol (human superoxide dismutase)."

         In March 1993, the U.S. Patent Office issued a patent exclusively licensed to BTG containing broad claims for the gene encoding human copper/zinc SOD, related recombinant expression vectors and genetically engineered cells containing the gene. BTG believes that Chiron could not commercialize its yeast-produced SOD product in the United States without infringing this patent. However, the issuance of this patent does not assure BTG's ability to commercialize OxSODrol.

         In September 1991, the Company received a letter from Biogen stating that it believed that the Company's recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of the Company's Bio-Hep-B, or the Company's intermediates for the process of making such antigen, falls within the claims of one or more of Biogen's patents and/or patent applications. To date, the Company's activities with respect to its Bio-Hep-B have been limited to research and clinical evaluations, which activities the Company believes do not infringe Biogen's patent rights. The Company has also made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen's hepatitis-B patents except those in Japan) requesting that the Company be granted a license to the Biogen patents; however, such efforts have not been successful to date.

         In January 1992, BTG-Israel filed an application in the Israeli Patent Office for a compulsory license to manufacture BTG's Bio-Hep-B under Biogen's Israeli patent which license, upon approval, would enable BTG to produce the vaccine in Israel and likely to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. In September 1995 the Registrar ruled in an interlocutory decision that BTG-Israel is entitled to a compulsory license to the Biogen patent. Biogen's appeal of the interlocutory decision was rejected. The Registrar now has to finalize the terms of the license, including royalties to be paid by BTG to Biogen. A hearing is scheduled for April 1996. There can be no assurance that a compulsory license will finally be issued and there can be no assurance that if it issues, the grant will not be appealed by Biogen or overturned by a court. If a compulsory license is not issued or if a court overturns the issuance, BTG may not be able to manufacture or sell its Bio-Hep-B in Israel or to export such product from Israel unless the patent is revoked. In August 1992, Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license application) by virtue of its preparation of BTG's Bio-Hep-B for use in clinical trials, and applied for an interlocutory injunction restraining BTG-Israel from continuing R&D and clinical trials. In June 1993, the District Court of Tel Aviv, Israel denied Biogen's application for an interlocutory injunction in connection with research and development and clinical trials, but did prohibit BTG-Israel from commercial marketing of Bio-Hep-B unless permitted by Biogen or its exclusive licensee, until a compulsory license is obtained, or until the patent is revoked. See "Item 1. Business -- Products and Applications -- Products in Clinical Trial -- Hepatitis-B Vaccine."

         Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone were accepted in 1983 (two) and 1985 (one). BTG is opposing the grant of these patents. One of these three Israeli patents corresponds to the two U.S. patents which are the subject of the complaint asserted by Genentech against BTG in the United States District Court in Delaware. Additionally, in 1984 an Israeli patent application of Biogen which relates to expression vectors was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to these patents. If BTG is unsuccessful in its opposition in Israel, then BTG may be unable to manufacture its products in Israel.

         Furthermore, in 1994 BTG filed oppositions to two allowed Genentech patent applications in Japan relating to human growth hormone and in 1993 to one Biogen vector patent in the EPO, which were all published for opposition. These patents correspond to the Genentech and Biogen patent applications being opposed in Israel. There can be no assurance that BTG will be successful in its oppositions to these patent applications. If it is unsuccessful in these oppositions, BTG and licensees of its products may be unable to sell certain of its products, including hGH, in Japan.

         The Company has also initiated proceedings in Israel to oppose the grant to several of its competitors of patents relating to vector systems, and may as necessary oppose corresponding patents in other jurisdictions. Additionally, during 1991 and 1992, proceedings were initiated in Israel to oppose the grant of patents relating to OxSODrol and to Bio-Flow, respectively. Although the outcome of the proceedings cannot be predicted with certainty and will likely not be determined for several years, the Company believes that the outcome will be favorable, although there can be no assurance of this. The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others are currently unknown.

         Janssen, a division of Johnson & Johnson, has commenced an interference action in the U.S. Patent Office relating to a cyclodextrin patent. A claim of this patent, which relates to the cyclodextrin patent licensed under the DOC Agreement, is exclusively licensed to BTG. If Janssen is successful in the interference proceeding, BTG may not be able to market Androtest-SL in the United States without a license, which may not be available. The Company is currently in negotiations to secure a license to Janssen's patents and technology, although there can be no assurance it will be able to obtain a license on reasonable terms or at all. If Janssen is successful in this interference action and BTG is unable to obtain a license, BTG may be prohibited from commercializing Antrotest-SL. See "Item 1. Business -- Products in Clinical Trials -- Sublingual Delivery System -- Androtest-SL (sublingual testosterone)" and "-- Contract Research and Development--License Agreement with U.S. Department of Commerce."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE

     None

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol BTGC. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock from January 1, 1994 through December 31, 1995 as reported by the Nasdaq National Market.


                                                           High        Low
    1994                                                   ----        ---
    ----
    First Quarter.........................................5 7/8       4 1/4
    Second Quarter........................................4 3/8       2 3/8
    Third Quarter.........................................3 1/16      2
    Fourth Quarter........................................3           1 1/2

    1995
    ----
    First Quarter.........................................2 3/4       2
    Second Quarter........................................4 1/4       2
    Third Quarter.........................................3 11/16     2 13/16
    Fourth Quarter........................................5           3 1/16


     The number of stockholders of record of the Company's common stock on March 20, 1996 was approximately 1,600.

     The Company's warrants to purchase common stock at a purchase price of $5.49 per share are quoted on the Nasdaq National Market under the symbol BTGCL. The Company's warrants to purchase common stock at a purchase price of $6.00 per share are quoted on the Nasdaq National Market under the symbol BTGCZ. See Note 5 of Notes to Consolidated Financial Statements.

     The Company has never declared or paid a cash dividend on its common stock, and it is not expected that cash dividends will be paid to the holders of common stock in the foreseeable future. In addition, the indentures under which the 7 1/2% Convertible Senior Subordinated Notes due April 15, 1997, and the Series B 11% Senior Secured Convertible Notes due October 15, 1998 were issued prohibit the payment of cash dividends on the Company's common stock.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA
                  (in thousands except per share data)

                                                           For the year ended December 31,
                                             --------------------------------------------------------
                                                1991       1992        1993*        1994       1995
                                             --------------------------------------------------------
Statement of Operations Data:

Total revenues ............................. $ 5,879     $ 8,025    $ 13,867    $ 17,440    $ 27,960
Total expenses..............................  13,944      18,560      36,692      26,359      24,544
Extraordinary gain..........................     --          --          --        1,500       1,363
Net income (loss)........................... (8,065)    (10,535)    (22,825)     (7,419)       4,779
Extraordinary gain per share................      --          --          --        0.04        0.03
Net income (loss) per share.................  (0.31)      (0.32)      (0.63)      (0.19)        0.11
Weighted average shares
outstanding.................................  26,220      33,410      36,180      38,725      43,784



                                                                As of December 31,
                                             -------------------------------------------------------
                                                1991       1992        1993*        1994       1995
                                             -------------------------------------------------------
Balance Sheet Data:

Working capital............................. $ 24,997   $ 20,863    $ 12,274    $ 13,652    $ 15,200
Total assets................................   37,138     36,831      31,086      32,340      31,737
Long-term liabilities.......................    4,135      5,987       3,648       1,389         661
Stockholders' equity........................   30,784     27,487      20,082      23,182      25,689

- -------------------------------------

* See Notes 2 and 11 of Notes to Consolidated Financial Statements for a discussion of merger expenses of $1.4 million and research and development financing expenses of $10.2 million, respectively, included in the Company's net loss for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company has been principally engaged in research and product development activities since it commenced operations in October 1980 and currently has several products being marketed. On August 6, 1993 the Company completed its acquisition of Gynex Pharmaceuticals, Inc. by merging Gynex into a wholly-owned subsidiary of the Company, BTG Pharmaceuticals Corp. The merger was accounted for as a pooling of interests for accounting and financial reporting purposes.

         Net income (loss) for the years ended December 31, 1993, 1994 and 1995 includes: (i) extraordinary gains from debt forgiveness of $1,500,000 and $1,363,000 in 1994 and 1995, respectively; (ii) legal fees of approximately $2,200,000 and $2,000,000 for the years ended December 31, 1993 and 1994, respectively, relating to the ITC complaint filed by Genentech; (iii) research and development financing expenses of $10,241,000 in 1993, representing the uncertain realizability of the value of a stock purchase option and related expenses in connection with the research and development financing with Bio-Cardia Corporation ("Bio-Cardia"), and $806,000 in 1995 representing the net funds provided to Bio-Cardia by BTG in respect of an exchange offer and the deferred revenues received from Bio-Cardia prior to such exchange offer; (iv) in 1995, $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of warrants to purchase shares of the Company's common stock obtained by Bio-Cardia from its defaulted stockholders in partial satisfaction of amounts owed by Bio-Cardia to BTG for research and development; and (v) in 1993 merger expenses of $1,355,000. The deficit at December 31, 1995 was $91,528,000.

         Revenues from product sales, derived primarily from the Company's hGH, Oxandrin, BioLon and Delatestryl products, amounted to $10,067,000, $11,047,000 and $21,428,000, or 76%, 65% and 79%, respectively, of total revenues (exclusive of interest income), for the years ended 1993, 1994 and 1995, respectively. In 1993 the Company's hGH was approved by the Japanese Ministry of Health and Welfare, and JCR, the Company's licensee in Japan, launched the product in Japan in June 1993. During 1993, 1994 and 1995, JCR purchased approximately $5,611,000, $5,170,000 and $9,853,000 of hGH, representing 56%, 47% and 46%, respectively, of total product sales. See "Item 1. Business--Products under Commercialization--Bio-Tropin (human growth hormone) -- Growth Hormone Deficiency." In 1993 the Company launched its BioLon product in several countries and during the years ended December 31, 1993, 1994 and 1995, sold approximately $726,000, $1,871,000 and $3,781,000 of BioLon, representing 7%, 17% and 18%, respectively, of product sales. See "Item 1. Business--Products under Commercialization--BioLon (sodium hyaluronate)." In December 1995 the Company launched Oxandrin for the treatment of weight loss, which accounted for approximately $2,992,000, or 14%, of 1995 product sales. See "Item 1. Business--Products under Commercialization--Oxandrin (oxandrolone)."

         For the years ended December 31, 1993, 1994 and 1995, contract fees, which consist of licensing and option to license fees, amounting to $428,000, $762,000 and $591,000, or 3%, 4% and 2%, respectively, of total revenues (exclusive of interest income), were earned from certain of the Company's collaborative partners. Of the contract fees earned in 1993, $253,000 was earned in respect of the license of BioLon in Europe, South America and Canada and $175,000 in respect of the license of the Company's oral contraceptive dosing regimen. In 1994 contract fees of $500,000, $160,000 and $87,000 were earned in respect of the license of marketing rights of oxandrolone in Australia, hGH in Canada and Latin

America and BioLon in Europe and Latin America, respectively. Of the contract fees earned in 1995, $345,000 was earned in respect of the license of marketing rights of hGH in Latin America and the Far East and $245,000 in respect of BioLon in Latin America and Europe.

         For the years ended December 31, 1993, 1994 and 1995, research and development revenues under collaborative agreements, which consist of research funding, (other than funding from the Chief Scientist of the Israeli government ("Chief Scientist")), amounting to $1,340,000, $3,652,000 and $4,041,000, or
10%, 22% and 15%, respectively, of total revenues (exclusive of interest income), were earned primarily from the National Institutes of Health ("NIH") and in 1993 and 1994 from the U.S. Army and in 1994 and 1995 from Bio- Cardia. In 1993, $810,000, or 60% of research and development revenue under collaborative agreements, was earned with respect to AIDS research performed for the NIH and $530,000 in aggregate from other projects. Of the research and development revenues under collaborative agreements earned in the year ended December 31, 1994, $2,950,000, or 81% of total research and development revenues under collaborative agreements, was earned in respect of research and development activities conducted pursuant to the research and development agreement and service agreement which the Company entered into with Bio- Cardia in December 1993, including $275,000 representing reimbursement of previously incurred research and development expenses. In 1995, $3,486,000 or 86% of total research and development revenues under collaborative agreements, resulted from the receipt by the Company of warrants to purchase shares of its common stock, obtained by Bio-Cardia from its defaulted stockholders in the amount of $3,004,000 and net cash received from Bio-Cardia in the amount of $482,000. Of the remainder of research and development revenues under collaborative agreements, $507,000 was earned in respect of research and development for the NIH. Research and development revenues under collaborative agreements from the NIH represented 60%, 18% and 13% of total research and development revenues under collaborative agreements in 1993, 1994 and 1995, respectively. See "--Liquidity and Capital Resources," "Item 1. Business--Contract Research and Development--Bio-Cardia Corporation" and Note 11 of Notes to Consolidated Financial Statements.

         Other revenues, which include partial funding of several of the Company's research and development projects by the Chief Scientist, aggregated $1,461,000, $1,476,000 and $1,113,000 for the years ended December 31, 1993,
1994 and 1995, respectively. Other revenues represented 11%, 9% and 4% of total revenues (exclusive of interest income) in the years ended December 31, 1993, 1994 and 1995, respectively. Funding from the Chief Scientist represented 87%, 96% and 99% of other revenues in the years ended December 31, 1993, 1994 and 1995, respectively. The Company annually applies to the Chief Scientist for research and development funding for its various projects for the coming year. The projects and amount funded each year are within the sole discretion of the Chief Scientist. There can be no assurance that the Company will be able to continue to secure additional funds from the Chief Scientist at the same levels or at all. The Company is obligated, for products resulting from research and development partially funded by the Chief Scientist, to pay royalties to the Chief Scientist of 1% to 2% on commercial sales, if any, of these products if produced in Israel up to the amount so funded or royalties of 3% if produced outside Israel up to 150% of the amount so funded.

         Interest income was $571,000, $503,000 and $787,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The increase in interest income in 1995 was derived primarily from an increase in cash balances resulting from $9,000,000 received from financing transactions consummated in October 1994 as well as higher yields.

         In the years ended December 31, 1994 and 1995 the Company recognized an extraordinary gain of $1,500,000 and $1,363,000, respectively, resulting from the Company's payment, in January 1994, of $1,500,000 to SB in full satisfaction of its $3,000,000 obligation and from the Company's payment, in July 1995, of $1,000,000 to Du Pont Merck in full satisfaction of its $2,363,000 obligation. See "-- Liquidity and Capital Resources."

         Expenditures for research and development were $13,811,000, $13,714,000 and $10,935,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The decrease in research and development expenditures in 1995 is mainly due to the change in the focus of the Company's activities from research and development towards the Company's commercialized products and those which are nearing commercialization and away from early stage research and development activities. Of total research and development expenses, expenditures for research and development conducted on behalf of Bio-Cardia pursuant to a research and development agreement were approximately $5,314,000 and $4,467,000 in the years ended December 31, 1994 and 1995, respectively. However, due to default by certain Bio-Cardia stockholders in 1994, Bio-Cardia was only able to pay BTG $2,467,000 (plus management fees) of the $5,314,000 due; the remaining $2,847,000 was not recognized as revenues because of the uncertainty of the realizability of such amounts. Of the $4,467,000 due BTG from Bio-Cardia in 1995, only $482,000 was reimbursed to the Company in cash and $3,004,000 was reimbursed through the return of warrants to purchase the Company's common stock obtained by Bio-Cardia; the remaining $981,000 has not been recognized as revenues. See "--Liquidity and Capital Resources." In 1993 the Company fully amortized patents related to non-commercial products, which increased amortization by approximately $931,000.

         Cost of product sales, primarily related to commercial sales of hGH, Oxandrin, BioLon and Delatestryl, were $1,592,000, $2,168,000 and $3,913,000 in 1993, 1994 and 1995, respectively. Cost of product sales as a percentage of product sales varies from year to year depending on the quantity and mix of products sold. Cost of product sales as a percentage of product sales is expected to decrease as the quantity sold increases due to economies of scale. In addition, certain products, such as hGH, have a lower cost of sales than other products.

         General and administrative expenses were $9,045,000, $9,743,000 and $8,005,000 in the years ended December 31, 1993, 1994 and 1995, respectively. Included in 1993 and 1994 are substantial legal fees relating to the complaint filed by Genentech with the ITC relating to hGH, on which the Company spent approximately $2.2 million in 1993 and $2.0 million in 1994, and the suit filed by Biogen Inc. and the application for a compulsory license filed by the Company in respect of the hepatitis-B vaccine, as well as the amortization of marketing rights of hGH in Europe. The decrease in 1995 resulted primarily from the decrease in legal expenses as a result of the completion of the ITC proceedings relating to hGH and the Company's decision to capitalize the $824,000 of its legal fees incurred in respect of the Company's litigations with Genentech relating to hGH. See "Item 1. Business--Patents and Proprietary Rights" and "Item 3. Legal Proceedings."

         For the years ended December 31, 1993, 1994 and 1995, interest and finance expense amounted to $374,000, $290,000 and $159,000, respectively. Interest expenses in 1993 and 1994 resulted primarily from interest on the minimum royalty balance payable to The Du Pont Merck Pharmaceutical Company ("Du Pont Merck") in respect of the reacquisition of rights to hGH in the United States. In 1989 the Company exchanged existing long-term debt for new long-term debt and shares of common stock. The transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 15 under which the total maximum future interest payments were capitalized and included as a long-term liability on the Company's balance sheet. As such the Company does not record interest expense for interest payments made on these securities. See "--Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

         Commissions and royalties expense for the years ended December 31, 1993, 1994 and 1995 were $274,000, $444,000 and $726,000, respectively. These expenses consist primarily of royalties to the Chief Scientist and to entities from which the Company licensed certain of its products and commissions to marketing intermediaries.

         In 1993 the Company incurred $1,355,000 of merger expenses which consist primarily of legal, investment banking and accounting fees in connection with the acquisition of Gynex.

         On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units, each unit consisting of four shares of common stock of Bio-Cardia and warrants ("Warrants") to purchase 15,000 shares of the Company's common stock. In consideration of the Warrants included in the units, the Company received from each purchaser of units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. In connection with the financing, the Company issued Warrants to purchase an aggregate of 6,206,250 shares, consisting of (i) the 5,625,000 Warrants issued to investors in Bio-Cardia in consideration of their grant of the Stock Purchase Option to the Company, (ii) the 562,500 Warrants issued to D. Blech & Company, Incorporated, the placement agent in the financing, and (iii) the 18,750 Warrants issued to the directors of Bio-Cardia. The Company expensed $10,241,000, equal to the aggregate value of the Warrants as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option, (ii) the Company's expenses of the financing and (iii) director compensation expense, respectively. In December 1995, Bio-Cardia returned to BTG Warrants to purchase 2,670,000 shares of the Company's common stock in partial payment of amounts Bio-Cardia owed to BTG; as a result, BTG recognized research and development revenues under collaborative agreements of $3,004,000. In 1995, the Company expensed $806,000 relating to Bio-Cardia, representing the net funds provided to Bio-Cardia following Bio-Cardia's default under its agreements with the Company. The net funding provided to Bio-Cardia consisted of: (i) $1,710,000 received from Bio-Cardia in 1994 but not recognized as revenues, which amount was included in other current liabilities on the December 31, 1994 balance sheet and was returned to Bio-Cardia by BTG to fund the Exchange Offer discussed below; (ii) $210,000 received from Bio-Cardia in 1995, prior to the Exchange Offer, but not recognized as revenues and returned to Bio-Cardia by the Company to fund the Exchange Offer discussed below; and (iii) $2,726,000 provided to Bio-Cardia to fund the Exchange Offer discussed below (including the $1,920,000 referred to in (i) and (ii) above). See "--Liquidity and Capital Resources" and "Item 1. Business--Contract Research and Development--Bio-Cardia Corporation."

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which will require companies either to reflect in their financial statements or reflect as supplemental disclosure the impact on earnings and earnings per share of the fair value of stock based compensation using certain pricing models for the option component of stock option plans. It is the Company's intention to continue to account in its basic financial statements under the general philosophy of Accounting Principles Board Opinion No. 25, as allowed under the new standard, which measures only the intrinsic option value as compensation. Disclosure, as required by SFAS 123, will be made commencing with the Company's financial statements for the year ending December 31, 1996 and will reflect the impact of the compensation for options issued in 1995 and 1996 (if any) in the Notes to the Consolidated Financial Statements. Accordingly, SFAS 123 has no impact on the financial position and results of operations for any period described herein.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1995 was $15,200,000 as compared to $13,652,000 at December 31, 1994.

         The Company's cash requirements have been and continue to be satisfied primarily through (i) product sales, (ii) contract fees, (iii) funding of projects through collaborative research and development arrangements, (iv) government of Israel funding of certain research and development projects and
(v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy the Company's cash requirements.

         The major portion of the Company's revenues is derived from product sales and the Company's collaborative arrangements, under which the Company may earn up-front contract fees, may receive funding for additional research, is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

         BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 11% in 1993, 14% in 1994 and 8% in 1995. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1993, 1994 and 1995, the Shekel was devalued by approximately 8%, 1% and 4%, respectively, against the U.S. dollar. As a result of the devaluations of the Shekel and modest increases in cost-of-living adjustments in Shekel salaries in 1993, BTG's costs of local goods and services in Israel measured in U.S. dollars remained relatively constant in 1993 despite the rise in the Consumer Price Index. However, because of the insignificant devaluation of the Shekel against the U.S. dollar despite the 14% and 8% annual rate of increase in the Consumer Price Index during 1994 and 1995, respectively, BTG's costs of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms in 1994 and 1995. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and sales of Bio-Tropin and BioLon in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

         The Company maintains its funds in money market funds, commercial papers and other liquid short-term debt instruments. BTG's investment policy is to preserve principal and to avoid risk. See Note 1c of Notes to Consolidated Financial Statements.

         The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuances of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income plus depreciation and amortization, and financings, if any, undertaken by the Company. In the year ended December 31, 1995, net cash decreased by $10,005,000, primarily as a result of an increase in accounts receivable ($3,621,000), prepaid expenses and other current assets ($1,075,000) and inventories ($486,000), short-term investments of $8,445,000, capital expenditures of $1,480,000, changes in patents of $836,000 and repayment of long-term debt in the amount of $1,000,000, partially offset by income before extraordinary gain of $3,416,000 (including $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of Warrants to purchase shares of its common stock obtained by Bio-Cardia from its defaulted stockholders), proceeds from the sale of short-term investments of $4,475,000 and depreciation and amortization of $2,622,000. In the year ended December 31, 1994 net cash increased by $840,000, primarily resulting from proceeds of $9,843,000 derived from issuance of common stock, of which $9,000,000 was received from financing transactions consummated in October 1994, depreciation and amortization of $2,849,000 and an increase in accounts payable and other current liabilities of $1,502,000, which was partially offset by net loss of $7,419,000 (including $2,847,000 of research and development expenditures made on behalf of Bio-Cardia which have not been, and are not expected to be, reimbursed), extraordinary gain resulting from debt forgiveness of $1,500,000 and payment of long-term debt of $1,800,000 (consisting of the payments to SB and to Du Pont Merck described below). The net cash used in investment activities during 1994 was approximately $1,814,000. In the year ended December 31, 1993 net cash decreased by $5,821,000, primarily resulting from a net loss of $22,825,000 and an increase in receivables of $1,115,000 which was partially offset by proceeds of $4,697,000 derived from the issuance of common stock as a result of the exercise of outstanding options and warrants, research and development financing expense of $10,241,000 arising from the issuance of Warrants, depreciation and amortization of $3,636,000 and an increase in other current liabilities. The net cash used in investing activities in 1993 was $1,692,000.

         BTG does not currently have any material commitments for capital expenditures.

         In January 1995, $185,000 aggregate principal amount of the Series A
7 1/2% Senior Secured Convertible Notes were converted into shares of common stock; the remaining $30,000 aggregate principal amount was repaid at maturity. During 1995, holders of Series B Notes converted an immaterial principal amount of these notes into shares of common stock.

         In June 1991, the Company concluded an agreement with Du Pont Merck pursuant to which it reacquired all the rights relating to the Company's hGH that had been licensed by BTG to Du Pont, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone deficient children. The Company issued to Du Pont Merck 275,000 shares of common stock, which the Company subsequently registered for resale by Du Pont Merck and which Du Pont Merck sold. In addition, the Company agreed to pay Du Pont Merck royalties on net sales of hGH up to a maximum of $5,000,000. A minimum royalty of $2,000,000 (using a 10% 1991 present value) was to be paid. Three hundred thousand dollars of the minimum royalty was due December 31, 1993 and was paid in February 1994. The remainder of the minimum royalty was to be paid as follows: $500,000 to be paid by December 31, 1994, which was not paid; $500,000 to be paid by December 31, 1995; $700,000 to be paid by December 31, 1996; and the remainder to be paid by December 31, 1997. In 1995 the Company paid Du Pont Merck $1,000,000 in full satisfaction of its obligation to Du Pont Merck. As a result, the Company recorded an extraordinary gain of approximately $1,363,000 in 1995.

         In June 1991, the Committee for Proprietary Medicinal Products ("CPMP") of the European Economic Community ("EEC") approved SmithKline Beecham's ("SB") application for the use of the Company's hGH for growth hormone deficient children. The Company made an initial sale of hGH to SB in December 1991 totaling $1,033,000. In November 1992, the Company and SB entered into an agreement, effective July 17, 1992, whereby the Company reacquired all rights to its human growth hormone in Europe and certain other countries previously licensed to SB. The reacquired rights include the EEC CPMP approval of the use of the Company's hGH for growth hormone deficient children, together with all individual EEC member country approvals and pricing approvals obtained by SB to date. The license agreement was terminated in connection with the reacquisition of rights. Simultaneous with the execution of the agreement with SB, the Company entered into an exclusive distribution agreement with the Ferring Group for the marketing of the Company's human growth hormone for the enhancement of growth and stature in children. The agreement covers all of Europe as well as countries comprising the former Soviet Union. Sales began during the fourth quarter of 1994 in The Netherlands and Germany, in early 1995 in Sweden, Belgium, Ireland and Luxembourg and later in 1995 in the United Kingdom, France, Spain and Denmark. In connection with the reacquisition of rights from SB, the Company agreed to pay SB an aggregate of $3,000,000 over a period of up to five years, approximating SB's payments to the Company under the license agreement. In 1994 the Company paid SB $1,500,000 in full satisfaction of its obligation to SB. Accordingly, the Company recorded an extraordinary gain of $1,500,000 during 1994.

         On December 31, 1993, the Company and Bio-Cardia Corporation ("Bio-Cardia") completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing were to be received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price could be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardiovascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in premature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option, during the period the Stock Purchase Option was outstanding with respect to each product, to commercialize, directly or through others, such product, and was obligated to supply Bio-Cardia with all its requirements for such products.

         Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 221 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay approximately $1,540,000 of the $3,250,000 in reimbursement of previously incurred research and development expenses and approximately $500,000 of the $1,521,000 of development costs due BTG during the three months ended September 30, 1994 under the research and development agreement. In October 1994, Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 43 Units, who owed an aggregate of $3,440,000, which actions were settled during 1995 without the payment or recovery by Bio-Cardia of any monies. Accordingly, Bio-Cardia was not in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. At December 31, 1995, Bio-Cardia owed BTG approximately $2,200,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and 1995. The Company did not recognize as revenues the amounts due from Bio-Cardia during the second half of 1994 or during 1995.

         The Company funded a revised research and development budget for 1995. In addition, in May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with all those Bio-Cardia stockholders who were not in default under their Investor Note, who held an aggregate of 157 Units, including holders of three Units against which Bio-Cardia commenced litigation (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. In addition, Bio-Cardia agreed that if by December 15, 1995 neither (i) the average daily price of the Company's common stock for any 20 trading days in a 30 consecutive trading day period exceed $3.50 nor (ii) the best closing bid price of the Warrants exceeds $1.10 during any 20 trading days, then Bio-Cardia would distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Warrants obtained in the settlements with defaulting Bio-Cardia stockholders such that, in the aggregate, the Warrants issued in the Offering, together with the Warrants distributed by Bio-Cardia, have a value of $16,500 as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. Prior to December 15, 1995, the best closing bid price of the Warrants exceeded $1.10 for 20 trading days and, as a result, Bio-Cardia's obligation to distribute the Warrants expired. In connection with the Exchange Offer, the Company amended the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock of less than $6.59 (adjusted for stock splits, stock dividends and similar transactions), then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10. The Company reacquired from Bio-Cardia all rights to the products licensed to

Bio-Cardia in December 1995. See "--Results of Operations" and "Item 1. Business
- -- Contract Research and Development -- Bio-Cardia Corporation."

         A number of the Company's products are in the process of gaining approval from various governmental agencies. While costs associated with this process are generally borne by the Company's collaborative partners, the approval processes have been considerably longer than the Company expected, thereby resulting in delays in revenues until such product approvals have been obtained. As a result, the Company has had to continue to finance its operations through debt and equity offerings and collaborative research arrangements that provided research funding. The Company believes that these delays have negatively impacted the Company's ability to attract funding and that, as a result, the terms of such financings were less favorable to the Company than they might otherwise have been had the Company's product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization. As a result, the Company has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if the Company had commercialized the product on its own.

         The Company believes that its remaining cash resources as of December 31, 1995, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations at least until the end of 1997. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities, and prohibit the sale of equity securities at a price per share of less than $1.00 (as adjusted under certain circumstances). The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

         For a description of the products and projects on which the Company is currently focusing, see "Item 1. Business--General Overview" and "-- Products and Applications."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Consolidated Financial Statements


                                                                          Page


          Report of Independent Public Accountants........................43

          Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1994 and 1995......................................44

          Consolidated Statements of Operations for the
          years ended December 31, 1993, 1994 and 1995....................45

          Consolidated Statements of Changes in
          Stockholders' Equity for the years
          ended December 31, 1993, 1994 and 1995..........................46

          Consolidated  Statements  of Cash Flows for
          the years ended December 31, 1993, 1994 and 1995................47

          Notes to Consolidated Financial Statements......................48

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Board of Directors and Stockholders of Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



New York, New York
March 25, 1996

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data)
                                                                                         December 31,
                                                                                        ---------------
                                                                                    1994               1995
- ----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents..................................................      $16,891           $  6,886
  Short-term investments.....................................................           --              3,989
  Accounts receivable........................................................        2,726              6,347
  Inventories................................................................        1,632              2,118
  Prepaid expenses and other current assets..................................          172              1,247
                                                                                   -------             ------
     Total current assets....................................................       21,421             20,587

Property and equipment, net (Note 3).........................................        4,800              4,922
Marketing rights, net of accumulated amortization of $857
  in 1994 and $1,778 in 1995.................................................        5,174              5,078
Patents, net of accumulated amortization of $133 in 1994
  and $208 in 1995...........................................................          370                457
Other assets (Note 8)........................................................          575                693
                                                                                    ------            -------
     Total assets............................................................     $ 32,340           $ 31,737
                                                                                    ======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans......................................................      $    64             $   --
  Current portion of long-term debt (Note 4).................................        1,251                 27
  Accounts payable...........................................................        1,091              1,123
  Other current liabilities (Note 9).........................................        5,363              4,237
                                                                                     -----              -----
     Total current liabilities...............................................        7,769              5,387
                                                                                     -----              -----

Long-term Liabilities (Note 4)...............................................        1,389                661
                                                                                     -----              -----

Commitments and contingent liabilities (Note 8)

Stockholders' equity (Notes 5, 6 and 12):
  Preferred stock - $.01 par value; 4,000,000
     shares authorized; no shares issued ....................................           --                 --
  Common stock - $.01 par value; 150,000,000
     shares authorized; issued: 42,876,000 in 1994
     and 43,275,000 in 1995..................................................          429                433
  Capital in excess of par value.............................................      120,008            117,390
  Deficit....................................................................     (96,307)           (91,528)
  Less - treasury stock at cost; (67,000 shares in 1994 and
    83,000 shares in 1995)...................................................        (303)              (340)
                             - deferred compensation.........................        (570)              (266)
                             - common stock subscriptions receivable.........         (75)                 --
                                                                                  -------              ------
     Total stockholders' equity..............................................       23,182             25,689
                                                                                    ------             ------
  Total liabilities and stockholders' equity.................................      $32,340            $31,737
                                                                                    ======            =======

The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands except per share data)
                                                                            Year Ended December 31,
                                                               -------------------------------------------------
                                                                   1993             1994             1995
- ----------------------------------------------------------------------------------------------------------------
Revenues (Note 10):
   Product sales...........................................      $10,067          $11,047          $21,428
   Contract fees...........................................          428              762              591
   Research and development revenues
     under collaborative agreements........................        1,340            3,652            4,041
   Other revenues..........................................        1,461            1,476            1,113
   Interest income.........................................          571              503              787
                                                                 -------          -------          -------
                                                                  13,867           17,440           27,960
                                                                 -------           ------           ------
Expenses:
   Research and development................................       13,811           13,714           10,935
   Cost of product sales...................................        1,592            2,168            3,913
   General and administrative..............................        9,045            9,743            8,005
   Commissions and royalties...............................          274              444              726
   Interest and finance....................................          374              290              159
   Merger (Note 2).........................................        1,355              --                --
   Research and development
     financing (Note 11)...................................       10,241              --               806
                                                                 -------          -------           ------
                                                                  36,692           26,359           24,544
                                                                 -------           ------           ------

Income (loss) before extraordinary gain....................     (22,825)          (8,919)            3,416
Extraordinary gain (Note 4)................................          --             1,500            1,363
                                                                 -------            -----            -----
Net income (loss)..........................................    $(22,825)         $(7,419)           $4,779
                                                                ========          =======            =====

Earnings (loss) per common share:

Income (loss) per common share
  before extraordinary gain................................      $(0.63)          $(0.23)            $0.08
Extraordinary gain per common share........................         --              0.04              0.03
                                                                  ------            -----             ----
Net income (loss) per common share.........................      $(0.63)          $(0.19)            $0.11
                                                                  ======           ======             ====

Weighted average number of common
  and common equivalent shares.............................       36,180           38,725           43,784
                                                                  ======           ======           ======

The accompanying notes are an integral part of these consolidated financial statements.

                                           BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (in thousands)
                                                Common Stock                                             Common Stock
                                                ------------   Capital in                       Deferred     Sub-       Total
                                                         Par    Excess of             Treasury   Compen-  scriptions  Stockholders'
                                               Shares   Value   Par Value   Deficit     Stock    sation   Receivable    Equity
- -----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992.................... 33,996    $340    $94,161   $(66,063)    $(198)   $(576)    $(177)     $27,487
Issuance of common stock......................     13                 67                                                   67
Issuance of common stock on series A and
   B note conversions (including
   capitalized interest) and on conversion of
   convertible debentures.....................      3                  9                                                    9
Exercise of stock options.....................    472       5        665                                                  670
Exercise of warrants..........................  2,579      26      4,001                                                4,027
Research and development financing
  (Note 11)...................................                    10,241                                               10,241
Deferred compensation.........................                       806                          (806)
Amortization of deferred compensation ........                                                      511                   511
Purchase of treasury stock....................                                           (105)                          (105)
Net loss for 1993 ............................                              (22,825)                                 (22,825)
                                              -------   -----   --------   ---------   -------   ------    ------    --------
Balance, December 31, 1993.................... 37,063    $371   $109,950   $(88,888)    $(303)   $(871)    $(177)     $20,082
Issuance of common stock......................  5,171      52      9,033                                                9,085
Issuance of common stock on series A and
   B note conversions (including
   capitalized interest) and on conversion of
   convertible debentures.....................      1                  4                                                    4
Repayment of common stock subscriptions.......                                                                102         102
Exercise of stock options.....................    616       6        781                                                  787
Exercise of warrants..........................     25                 56                                                   56
Deferred compensation.........................                       184                          (184)
Amortization of deferred compensation ........                                                      485                   485
Net loss for 1994 ............................                               (7,419)                                  (7,419)
                                              -------   -----   --------   ---------     -----    -----     -----     ------
Balance, December 31, 1994.................... 42,876     429    120,008    (96,307)     (303)    (570)      (75)      23,182
Issuance of common stock......................     28                 84                                                   84
Issuance of common stock on series A and
   B note conversions (including
   capitalized interest) and on conversion of
   convertible debentures.....................    107       1        184                                                  185
Repayment of common stock subscriptions.......                                                                 75          75
Exercise of stock options.....................    264       3        118                                                  121
Retirement of warrants (Note 11)..............                   (3,004)                                              (3,004)
Purchase of treasury stock....................                                            (37)                           (37)
Amortization of deferred compensation ........                                                      304                   304
Net income for 1995 ..........................                                 4,779                                    4,779
                                              -------   -----   --------    --------    ------   ------     -----     -------
Balance, December 31, 1995.................... 43,275    $433   $117,390    $(91,528)   $(340)    $(266)    $  --     $25,689
                                               ======    ====   ========    ========    ======    =====     =====      ======

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                                                    Year Ended December 31,
                                                                     -------------------------------------------------
                                                                                    1993          1994          1995
- ----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)...................................................         $(22,825)      $(7,419)        $4,779
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Research and development financing...............................            10,241           --            --
     Receipt of warrants..............................................               --            --        (3,004)
     Depreciation and amortization....................................             3,636         2,849         2,622
     Extraordinary gain resulting from debt forgiveness...............               --        (1,500)       (1,363)
     Gain on disposal of fixed assets ................................              (16)          (37)          (10)
     Gain on sales of short-term investments..........................                --            --          (19)
     Common stock as payment for services.............................                67            85            84
     Changes in:
       receivables ...................................................           (1,115)         (175)       (3,621)
       inventories....................................................              (94)         (721)         (486)
       prepaid expenses and other current assets......................              (22)          (55)       (1,075)
       other assets...................................................             (262)            23         (118)
       accounts payable...............................................               102           444            32
       other current liabilities......................................             1,897         1,058         (527)
                                                                                  ------        ------        -----
  Net cash used in operating activities...............................           (8,391)       (5,448)       (2,706)
                                                                                  -----         -----         -----

Cash flows from investing activities:
  Short-term investments..............................................                --            --       (8,445)
  Capital expenditures................................................           (1,621)       (1,777)       (1,480)
  Marketing rights....................................................               --            --          (836)
  Change in patents...................................................              (88)         (104)         (162)
  Proceeds from sales of short-term investments.......................                --            --         4,475
  Proceeds from sales of fixed assets.................................                17            67            57
                                                                                  ------        ------        ------
  Net cash used in investing activities...............................           (1,692)       (1,814)       (6,391)
                                                                                  ------        ------        ------

Cash flows from financing activities:
  Repayment of long-term debt.........................................             (288)       (1,800)       (1,000)
  Proceeds from issuance of common stock, net.........................             4,697         9,843           121
  Purchase of treasury stock..........................................             (105)           --           (37)
  Repayment of common stock subscriptions.............................               --            102            75
  Repayment of Series A Notes.........................................               --            --           (32)
  Interest on Series A and B Notes....................................              (42)          (43)          (35)
                                                                                 -------       -------       -------
  Net cash provided by financing activities...........................             4,262         8,102         (908)
                                                                                 -------       -------       -------

  Net increase (decrease) in cash and cash equivalents................           (5,821)           840      (10,005)
  Cash and cash equivalents at beginning of year......................            21,872        16,051        16,891
                                                                                 -------       -------        ------
  Cash and cash equivalents at end of year............................           $16,051       $16,891        $6,886
                                                                                 =======       =======        ======

Supplementary Information
Non-cash investing and financing activities:
  Series A and B note conversions
     (including capitalized interest) and
     conversion of convertible debentures.............................             $   9         $   4         $ 185

Other information:
  Interest paid    ...................................................             $  96         $  77         $ 729

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Bio-Technology General Corp. ("BTG") and its wholly owned subsidiary, Bio-Technology General (Israel) Ltd. ("BTG-Israel"), were formed in 1980 to research, develop, manufacture and market products through the application of genetic engineering and related biotechnologies. A substantial amount of research and development activities has been conducted, on behalf of the parent, by BTG-Israel. Another wholly owned subsidiary, BTG Pharmaceuticals Corp., was formed in 1983 and is engaged in developing and marketing certain products for human healthcare (see Note 2).

         a.       Basis of consolidation:

         The consolidated financial statements include the accounts of BTG, BTG-Israel, and BTG Pharmaceuticals Corp., hereinafter referred to as the "Company". All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.


         b.       Translation of foreign currency:

         The functional currency of BTG-Israel is the U.S. dollar. Accordingly, its accounts are remeasured in dollars and translation gains and losses are included in the statements of operations.

         c.       Cash and cash equivalents:

         At December 31, 1994 and 1995, cash and cash equivalents included cash of $125,000 and $788,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with original maturity date of less than 90 days) of $16,766,000 and $6,098,000, respectively. At December 31, 1995, the market value of these investments approximated cost.

         d.       Short-term investments:

         Short-term investments consist primarily of investments in corporate bonds which have been classified as trading securities. Realized and unrealized gains have been recorded as a component of current year earnings.

         e.       Inventories:

         Inventories are stated at the lower of average cost or market on the first-in first-out basis. At December 31, 1994 and 1995, inventory includes raw materials of $535,000 and $601,000, work in process of $112,000 and $278,000, and finished goods of $985,000 and $1,239,000, respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         f.       Patents:

         Patent costs related to products approved by any regulatory agency worldwide or being sold, have been capitalized. Amortization has been calculated using the straight-line method over 17 years commencing the date of grant with respect to each project. In 1993, the Company fully amortized patents related to non-commercial products, which increased amortization by approximately $931,000.

         g.       Marketing Rights:

         Marketing rights are amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

         h. Property and equipment, accumulated depreciation and amortization:

         Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 17 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred.

         i. Product sales, Contract fees, Research and development revenues under collaborative agreements and Other revenues:

         Product sales are recognized when the product is shipped.

         Contract fees for grants of licenses and other rights are recognized when the relevant terms of each contract have been performed by the Company.

         Research and development revenues under collaborative agreements and Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the Israeli government, respectively. The Company recognizes revenue upon performance of such funded research. In general, these contracts are cancelable by the Company's collaborative partners at any time.

         j.       Severance pay plan:

         Under Israeli law, the Israeli subsidiary is required to make severance payments to its dismissed employees on the basis of one month's salary for each year of service. This commitment is satisfied as follows: (i) by monthly payments of premium under life insurance policies; (ii) by monthly payments to a pension fund (not under control of the subsidiary); and (iii) by an additional unfunded provision totalling approximately $467,170, $904,000 and $1,038,000 at December 31, 1993, 1994 and 1995, respectively.

         k.       Income taxes:

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         At December 31, 1995 BTG has net operating loss carryforwards for income tax purposes of approximately $50 million, which expire from 1997 through 2010. The use of such carryforwards in a particular year is limited as a result of ownership changes resulting from share issuances. The future income tax benefit of these net operating loss carryforwards is approximately $20 million, of which $2 million, if realized, will be credited to capital in excess of par value. The Company has provided a valuation allowance for this entire amount, since ultimate realization of the tax benefit is dependent upon earning future taxable income.

         At December 31, 1995, BTG-Israel has net operating loss carryforwards for income tax purposes of approximately $2.4 million. These tax losses may be carried forward indefinitely and remain linked to the Israeli Consumer Price Index. The Company has provided a valuation allowance for this entire amount, since ultimate realization of the tax benefit is dependent upon earning future taxable income.

         l.       Income (loss) per common share:

         Income (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding and common stock equivalents. In the years ended December 31, 1993 and 1994, convertible notes and debentures, warrants and options granted to purchase common stock were not included in the calculation of earnings per share because of their anti-dilutive effect.

         m.       Use of estimates in preparation of financial statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These assets and liabilities include BTG's marketing rights, patents, prepaid and deferred expenses, fixed assets and severance accruals, as management has made estimates as to their useful lives and realizability and future obligations. Actual results could differ from changes in those estimates.

NOTE 2 - MERGER

         On August 6, 1993, the Company completed its acquisition of Gynex Pharmaceuticals Inc. ("Gynex"), a publicly traded corporation quoted on the Nasdaq Small Cap Market, by merging Gynex into a wholly owned subsidiary of the Company. As a result of the merger, in August 1993, the Company issued an aggregate of approximately 9.94 million shares of its common stock and reserved for issuance up to 1.25 million shares of its common stock upon exercise of options and up to 0.82 million shares of its common stock upon exercise of warrants.

         The merger was accounted for as a "pooling of interests" for accounting and financial reporting purposes. The Company's financial statements and related disclosures include Gynex revenues and net loss of $822,000 and $1,957,000, respectively, for the period January 1, 1993 through August 6, 1993.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 3 - PROPERTY AND EQUIPMENT, NET
                                                            December 31,
                                                      -----------------------
                                                       1994             1995
                                                       ----             ----
                                                          (in thousands)
    a.  Cost:
    Laboratory and manufacturing equipment..........  $7,520         $ 8,587
    Office equipment................................   1,267           1,525
    Air conditioning and other......................   2,035           1,966
    Leasehold improvements..........................   6,728           6,835
                                                      ------           -----
                                                      17,550          18,913

    Accumulated depreciation and amortization....... (12,750)        (13,991)
                                                     --------         ------

        Total....................................... $ 4,800          $4,922
                                                       =====           =====

    b. Depreciation expense was $1,749,000, $1,898,000 and $1,311,000 for the years ended December 31, 1993, 1994 and 1995, respectively.


NOTE 4 - LONG-TERM LIABILITIES

a.       Debt is summarized as follows:

                                                            December 31,
                                                    ----------------------------
                                                     1994                  1995
                                                     ----                  ----
                                                           (in thousands)
Convertible Notes and Debentures (1)(3):
    7 1/2% Notes.................................   $  272               $  272
    11% Debentures...............................       94                   94
                                                    ------               ------
                                                       366                  366
                                                    ------                -----
Senior Secured Convertible Notes (1)(2)(3):
    Series A Notes...............................      216                   --
    Series B Notes...............................      243                  242
                                                    ------                -----
                                                       459                  242
                                                    ------                -----
Capitalized future interest on Senior
  Secured Convertible Notes (2):
    Series A Notes...............................        8                   --
    Series B Notes...............................      107                   80
                                                    ------                -----
                                                       115                   80
                                                     -----                -----
Other long-term debt:
    Marketing rights (4):........................    1,700                   --
                                                     -----                -----
                                                     2,640                  688

Less - current portion...........................  (1,251)                 (27)
                                                   -------               ------
    Total long-term liabilities..................   $1,389                 $661
                                                     =====                  ===
- ----------------------------------
         (1) 7 1/2% Convertible Senior Subordinated Notes due April 15, 1997 (the "Notes") are convertible into shares of common stock at a conversion price of $10.50 per share and 11% Convertible Senior Subordinated Debentures due 2006 (the "Debentures") are convertible into shares of common stock at a conversion price

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                  of $8.75 per share. Conversion prices are subject to adjustment under certain circumstances. Mandatory sinking fund requirements were satisfied as a result of the exchange of Notes and Debentures for Series A 7 1/2% Senior Secured Convertible Notes due January 15, 1995 (the "Series A Notes") and Series B 11% Senior Secured Convertible Notes due October 15, 1998 (the "Series B Notes").

         (2) In connection with a recapitalization in 1989, the Company issued the Series A Notes and Series B Notes and capitalized all future interest payable thereon. Interest on the Series A Notes and Series B Notes may be paid, at the option of the Company, in cash, in shares of common stock or a combination thereof. If the Company elects to satisfy the interest requirements by the issuance of common stock, the number of shares of common stock to be issued will be determined based on the market price of the common stock (80% of market value if below $3.00 per share and 90% of market value if equal to or above $3.00 per share but in no event less than $1.00 per share). Through July 1991, the Company satisfied the interest requirements by the issuance of shares of common stock. The Company began to pay interest in cash in October 1991 and presently intends to continue to satisfy the interest requirements by payment in cash. The Series A Notes and Series B Notes rank pari passu and are secured by a first lien on substantially all the assets of the Company, including a pledge of the shares of the Company's Israeli subsidiary. The Series A Notes and Series B Notes are convertible into shares of common stock at an initial conversion price of $1.75, subject to adjustment under certain circumstances.

                  Approximately $185,000 of Series A Notes were converted into the Company's common stock during January 1995. The remaining balance was repaid on the January 15, 1995 due date.

         (3) In accordance with the respective terms of the Notes, Debentures and Series B Notes, the Company had reserved, at December 31, 1995, 175,000 shares of common stock for holders of those securities in the event they elect to convert their securities to common stock.

         (4) In 1991, the Company reacquired all U.S. marketing rights pertaining to human growth hormone ("hGH") from its U.S. licensee. Under the terms of the agreement, the Company agreed to pay minimum royalties aggregating $2,000,000 (using a 10% 1991 present value) from 1993 through 1996. In 1995, the Company paid its former U.S. licensee $1,000,000 in full satisfaction of this obligation. As a result, the Company recorded an extraordinary gain of approximately $1,363,000 in 1995.

         (5) In 1992, the Company reacquired all European marketing rights pertaining to hGH from its European licensee. Under the terms of the agreement, the Company agreed to pay an aggregate of $3,000,000 over a period of up to 5 years, as a royalty on net sales, with a minimum of $600,000 paid annually (commencing with the first sale of hGH in Europe), until the full amount was paid to the former licensee. In 1994 the Company paid $1,500,000 to its former licensee in full satisfaction of its $3,000,000 obligation. Accordingly, the Company recorded an extraordinary gain of $1,500,000 in 1994.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         b.       Annual maturities:

         Annual maturities, including capitalized interest, as of December 31 for each of the next five years and thereafter are as follows: 1996 -- $27,000; 1997-- $299,000; 1998 -- $268,000; 1999 -- $0; 2000 -- $0; and $94,000
thereafter.


NOTE 5 - STOCKHOLDERS' EQUITY

         In 1994, the Company issued 5,142,857 shares of common stock in a private placement, resulting in net proceeds to the Company of approximately $9,000,000.

         In the years ended December 31, 1993 and 1994, the Company issued 2,579,000 and 25,000 shares of the Company's common stock upon the exercise of outstanding warrants having an aggregate purchase price of $4,027,000 and $56,000, respectively. Of these issuances, in 1993, 800,000 shares of the Company's common stock, having an aggregate purchase price of $2,400,000, were issued to D. Blech & Company, Incorporated ("DBC"), a company owned by a former major stockholder. See Note 12.

         In 1993, the Company issued warrants ("Warrants") to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) 5,625,000 Warrants issued to investors in Bio-Cardia Corporation ("Bio-Cardia") in consideration of their grant of a stock purchase option to the Company, (ii) 562,500 Warrants issued to DBC, the placement agent in the financing, and (iii) 18,750 Warrants issued to the directors of Bio-Cardia. The Warrants have an exercise price of $5.49 per share, and expire on December 31, 1998. The Company expensed $10,241,000 for the year ended December 31, 1993, equal to the aggregate value of the Warrants, as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such stock purchase option, (ii) the Company's expenses of the financing and (iii) director compensation expense, respectively. In 1995 the Company received from Bio-Cardia Warrants to purchase 2,670,000 shares of common stock, having a value of $3,004,000, in partial payment of amounts owed to the Company by Bio-Cardia. See Note 11.


NOTE 6 - STOCK OPTIONS

         The Company's Stock Option Plan (the "Plan") permits the granting of options to purchase up to an aggregate of 3,900,000 shares of the Company's common stock to employees, consultants and directors of the Company. Under the Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares ("market value") on the date of grant, or restricted stock options, at an exercise price of not less than the lower of (i) 50% of the book value per share of the Company's common stock, or (ii) 50% of market value on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring shortly after employment termination. Terminated options are available for reissuance. No additional options can be granted under the Plan.

         The Company also established a Stock Option Plan for New Directors (the "New Director Plan") that, upon an individual's initial election or appointment to the Board of Directors, provides for the grant of an option to purchase 20,000 shares of common stock at an exercise price equal to the market value of the common stock on the date of grant. Options become exercisable over a three-year period.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


         In 1992, the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the "1992 Stock Option Plan"). The 1992 Stock Option Plan currently permits the granting of options to purchase up to an aggregate of 6,000,000 shares of the Company's common stock to key employees (including employees who are directors) and consultants of the Company. Under the plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than the par value of the common stock on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring shortly after employment termination. Terminated options are available for reissuance.

         In May 1991, the Company granted restricted stock options to purchase up to an aggregate of 265,000 shares to senior employees of the Company at an exercise price of $3.00 per share. The amount of deferred compensation of $265,000 arising from the difference between the exercise price and the $4.00 per share market price of the Company's common stock on the date of grant is included in stockholders' equity and is being amortized over the vesting period of four years. In September 1991, the Company granted restricted stock options to employees of the Company to purchase up to an aggregate of 655,000 shares at an exercise price of $5.25 per share. The amount of deferred compensation of $655,000 arising from the difference between the exercise price and the $6.25 per share market price of the Company's common stock on the date of grant is included in stockholders' equity and is being amortized over the vesting period of four years. During 1993 the Company granted restricted stock options to employees of the Company to purchase up to an aggregate of approximately 990,000 shares at exercise prices that were $1.00 less than the market price of the common stock on the date of grant. The amount of deferred compensation of $990,000 arising from the difference between the exercise price and the market price of the Company's common stock on the date of grant is included in stockholders' equity and is being amortized over the vesting periods of the options.

         Transactions under the Plan, the New Director Plan, the 1992 Stock Option Plan and other plans during 1993, 1994 and 1995 were as follows:

                                               Year ended December 31,
                                               -----------------------
                                             1993       1994       1995
                                             ----       ----       ----
                                                   (in thousands)

Options outstanding at beginning of year... 4,297      5,839      5,399
Granted.................................... 2,087        610      1,250
Exercised.................................. (472)      (616)      (264)
Terminated.................................  (73)      (434)      (381)
                                            -----      -----      -----
Options outstanding at end of year......... 5,839      5,399      6,004
                                            =====      =====      =====

         The weighted average option price of shares exercised was $1.47 in 1993, $1.28 in 1994 and $0.46 in 1995. At December 31, 1995, 3,689,000 shares were exercisable at prices ranging from $1.06 to $7.50. The remaining balance of 2,315,000 will become exercisable at prices ranging from $2.16 to $7.50.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 7 - FOREIGN OPERATIONS

     Information about the Company's operations in the United States and Israel is presented below:
                                                                                                           Consol-
                                                              U.S.        Israel      Eliminations         idated
                                                              ----        ------      ------------         -------
                                                                         (in thousands of U.S. dollars)
                                                                         ------------------------------
Year ended December 31, 1993:
    Revenues.........................................      <F1>10,212      3,655                            13,867
    Intercompany purchases/sales.....................             542      1,289           (1,831)
    Reimbursement of subsidiary's expenses...........                      7,443           (7,443)
    Loss.............................................         (21,742)      (941)            (142)         (22,825)
    Identifiable assets<F2> .........................          49,450      5,936          (24,300)          31,086
    Foreign liabilities<F2> .........................                  <F3>2,214                             2,214
    Investment in subsidiaries (cost basis)<F2> .....          17,214                     (17,214)

Year ended December 31, 1994:
    Revenues.........................................      <F1>14,177      3,263                            17,440
    Intercompany purchases/sales.....................           1,041      2,010           (3,051)
    Reimbursement of subsidiary's expenses...........                      9,812           (9,812)
    Loss.............................................         (6,694)      (675)              (50)          (7,419)
    Identifiable assets<F2> .........................          49,725      5,942          (23,327)          32,340
    Foreign liabilities<F2> .........................                  <F3>2,859                             2,859
    Investment in subsidiaries (cost basis)<F2> .....          17,226                     (17,226)

Year ended December 31, 1995:
    Revenues.........................................      <F1>24,791      3,169                            27,960
    Intercompany purchases/sales.....................           1,447      3,690           (5,137)
    Reimbursement of subsidiary's expenses...........                      9,120           (9,120)
    Income...........................................           4,982         60             (263)           4,779
    Identifiable assets<F2> .........................          48,027      7,086          (23,376)          31,737
    Foreign liabilities<F2> .........................                  <F3>3,796                             3,796
    Investment in subsidiaries (cost basis)<F2> .....          17,226                     (17,226)
- ------------------------------

<F1>    Includes exports sales of $7,300, $8,295 and $15,189, in 1993, 1994 and 1995, respectively.
<F2>    At year end.
<F3>    Excludes liability to parent.


NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

         a. The Company has leased approximately 12,800 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $229,000. The lease expires in October 2003. In addition, the Company will be obligated to pay its proportional share of any annual increase in taxes and operating expenses of the facility in which the leased premises are located. BTG-Israel currently leases approximately 80,000 square feet of space for its research, development and production facilities in Israel. This lease is for the period through January 1999. In March 1994, BTG-Israel rented additional storage space of approximately 5,000 square feet. This lease is for the period through April 1996. Rent expense was $797,000, $932,000 and $1,195,000 for the years ended December 31, 1993, 1994

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

and 1995, respectively. The future consolidated annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next five years and thereafter are as follows: 1996--$1,274,000, 1997--$1,275,000, 1998--$1,275,000, 1999--$296,000, 2000--$220,000 and $692,000
thereafter. Additionally, included in other assets at December 31, 1995, are certificates of deposit of $300,000 made in support of a letter of credit with respect to BTG-Israel's lease, which funds are restricted as to use. There is also a bank guarantee outstanding in favor of the lessor for $487,000 secured by the assets of BTG-Israel.

         b. On March 16, 1993, Genentech filed a complaint with the U.S. International Trade Commission (the "ITC") alleging, among other things, that BTG's importation of hGH into the United States violates Section 337 of the Tariff Act of 1930 because of the existence of certain claims in U.S. patents of Genentech. Genentech sought an immediate investigation and an order that BTG cease and desist from importing hGH into the United States. The trial on the Genentech complaint was held in April 1994. In January 1995 the ITC issued a final decision dismissing the complaint with prejudice as a sanction for Genentech's conduct which resulted in an incomplete record and violated the due process rights of BTG and Novo-Nordisk A/S, another respondent in the proceeding. The ITC also found no violation by BTG of Section 337 of the Tariff Act of 1930. Genentech appealed the ITC decision to the United States Court of Appeals for the Federal Circuit (the "CAFC"). The appeal was heard on December 4, 1995, and a decision is pending. During 1993 and 1994, BTG incurred total legal fees of approximately $4.2 million relating to the ITC proceeding.

         On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's hGH infringed two Genentech patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the New York action, and in August 1995 the United States District Court for the Southern District of New York granted a preliminary injunction prohibiting the commercial introduction in the U.S. of BTG's hGH. BTG appealed to the CAFC, and the appeal was heard on December 4, 1995 (during the same session as the ITC appeal discussed above). A decision is pending. Unless the preliminary injunction is stayed or overturned on appeal, of which there can be no assurance, BTG will be precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that BTG will not be found to be infringing Genentech's patents. If BTG is ultimately found by the district court to infringe one or more claims in U.S. patents of Genentech, it likely will be precluded from selling its hGH in the United States. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount has been capitalized. The Company expects to incur substantial legal fees in defending and prosecuting these lawsuits in respect to Genentech. The Company does not believe that it infringes any valid Genentech patent, and intends to defend itself vigorously.

         c. The Company has agreed, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 1% to 2% on commercial sales, if any, of these products if produced in Israel up to the amount so funded or royalties of 3% if produced outside Israel up to 150% of the amount so funded. As of December 31, 1995, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, $4,584,000 of research and development funding for

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

products that are currently being sold and $5,792,000 of research and development funding for products currently under development. During the years ended December 31, 1994 and 1995, the Company accrued approximately $191,000 and $338,000, respectively, as royalties to the Chief Scientist.

         The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

         d. The Company currently has employment agreements with six senior officers. Under these agreements the Company has committed to total aggregate base compensation per year of approximately $1,179,000 plus other normal customary fringe benefits and bonuses as well as a minimum annual increase in compensation. These employment agreements generally have a term of two years and are automatically renewed for successive two year periods unless either party gives the other notice of nonrenewal.

         e. The Company has received notification of claims filed against certain of its patents. Management believes that these claims have no merit, and the Company intends to defend them vigorously.


NOTE 9 - OTHER CURRENT LIABILITIES
                                                        December 31,
                                                  -----------------------
                                                  1994               1995
                                                  ----               ----
                                                      (in thousands)

Salaries and related expenses.................. $2,058             $2,607
Accrued subcontracting payable ................    260                542
Legal and professional fees....................    373                507
Accrued interest and finance expenses..........    670                 20
Deferred revenues from Bio-Cardia (Note 11)....  1,710                --
Other..........................................    292                561
                                                ------             ------
                                                $5,363             $4,237
                                                 =====              =====


NOTE 10 - CONCENTRATIONS

         In 1993, 1994 and 1995, one customer for human growth hormone, located solely in Japan, represented $5,611,000, $5,170,000 and $9,853,000 or 42%, 31%
and 36% of revenues (exclusive of interest income), respectively. In 1995, one customer for Oxandrin and Delatestryl, located solely in the United States, represented $3,589,000 or 13% of revenues (exclusive of interest income). In 1995, the Company's product sales consisted primarily of sales of human growth hormone, BioLon and Oxandrin in the amount of approximately $12,074,000, $3,781,000 and $2,992,000, or 56%, 18% and 14% of total product sales, respectively. During 1994 and 1995, the Company earned $2,950,000 and $3,486,000 or 17% and 12% of revenues (exclusive of interest income), respectively, from Bio-Cardia as research and development revenues under collaborative agreements. The Company received research funding from the Chief Scientist of the Israeli government aggregating $1,274,000 or 10% of revenues (exclusive of interest income) in 1993. In addition, as of December 31, 1994 and 1995, one customer accounted for 57% and 18% of total receivables, respectively and another customer accounted for 55% of total receivables as of December 31, 1995.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


NOTE 11 - RESEARCH AND DEVELOPMENT FINANCING

         On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing were to be received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. Such purchase price could be paid in cash, shares of the Company's common stock, or both, at the Company's discretion. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of six of the Company's products, and (ii) the development and commercialization of one of the Company's products in the United States and Japan. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option, during the period the Stock Purchase Option was outstanding with respect to each product, to commercialize, directly or through others, such product, and was obligated to supply Bio-Cardia with all its requirements for such products.

         In connection with the financing the Company issued Warrants to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) 5,625,000 Warrants issued to investors in Bio-Cardia in consideration of their grant of the Stock Purchase Option to the Company, (ii) 562,500 Warrants issued to DBC, the placement agent in the financing, and (iii) 18,750 Warrants issued to the directors of Bio-Cardia. The Company expensed $10,241,000 for the year ended December 31, 1993, equal to the aggregate value of the warrants, as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option, (ii) the Company's expenses of the financing and (iii) director compensation expense, respectively.

         For its services as placement agent, DBC received from Bio-Cardia (i) an aggregate selling commission in cash of $3,375,000, which is equal to 9% of the gross proceeds of all Units sold in the financing (including, for the purposes of the computation, all cash and the principal amount of all Investor Notes received by Bio-Cardia), (ii) a non-accountable expense allowance of $100,000, and (iii) reimbursement for legal expenses and disbursements incurred in connection with the financing. DBC received from the Company, for its services as placement agent, Warrants to purchase 562,500 shares of the Company's common stock, which is equal to 10% of all Warrants included in the units sold in the financing.

         Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Offering (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse BTG for previously incurred research and development expenses. However, holders of 221 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay approximately $1,540,000 of the $3,250,000 in reimbursement of previously incurred research and development expenses and approximately $500,000 of the $1,521,000 of development costs due BTG during the three months ended September 30, 1994 under the research and development agreement. In October 1994 Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of BTG common stock in exchange for a release from

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 43 Units, who owed an aggregate of $3,440,000, which actions were settled during 1995 without the payment or recovery by Bio-Cardia of any monies. Accordingly, Bio-Cardia was not in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and BTG. At December 31, 1995, Bio-Cardia owed BTG approximately $2,200,000 for research and development performed by BTG on behalf of Bio-Cardia during 1994 and 1995. The Company did not recognize as revenues the amounts due from Bio-Cardia during the second half of 1994 or during 1995.

         The Company funded a revised research and development budget for 1995. In May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with all those Bio-Cardia stockholders who were not in default under their investor note, who held an aggregate of 157 Units, including holders of three Units against which Bio-Cardia commenced litigation (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. In addition, Bio-Cardia agreed that if by December 15, 1995 neither (i) the average daily price of the Company's common stock for any 20 trading days in a 30 consecutive trading day period exceed $3.50 nor (ii) the best closing bid price of the Warrants exceeds $1.10 during any 20 trading days, then Bio-Cardia would distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Warrants obtained in the settlements with defaulting Bio-Cardia stockholders such that, in the aggregate, the Warrants issued in the Offering, together with the Warrants distributed by Bio-Cardia, have a value of $16,500 as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. Prior to December 15, 1995, the best closing bid price of the Warrants exceeded $1.10 for 20 trading days and, as a result, Bio-Cardia's obligation to distribute the Warrants expired. In connection with the Exchange Offer, the Company amended the Warrants to provide that if the Company enters into certain transactions which would result in the sale of the Company for cash at a price per share of the Company's common stock of less than $6.59 (adjusted for stock splits, stock dividends and similar transactions), then the exercise price of the Warrants will automatically be reduced to a price per share equal to the difference between the sale price and $1.10. The Company reacquired from Bio-Cardia all rights to the products licensed to Bio-Cardia in December 1995.

         Of the research and development revenues under collaborative agreements earned in the years ended December 31, 1994 and 1995, $2,950,000 and $3,486,000, respectively, was earned in respect of research and development activities conducted pursuant to the research and development agreement and service agreement which the Company entered into with Bio-Cardia in December 1993. In 1994, these revenues include $275,000 representing reimbursement of previously incurred research and development expenses. Research and development revenues under collaborative agreements in 1995 include $3,004,000 representing the value of Warrants to purchase shares of the Company's common stock received from Bio-Cardia.

         In 1995, the Company expensed $806,000 as research and development financing expenses relating to Bio-Cardia, representing the net funds provided to Bio-Cardia following Bio-Cardia's default under its agreements with the Company. The net funding provided to Bio-Cardia consisted of: (i) $1,710,000 received from Bio-Cardia in 1994 but not recognized as

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

revenues, which amount was included in other current liabilities on the December 31, 1994 balance sheet and was returned to Bio-Cardia by BTG to fund the Exchange Offer discussed above; (ii) $210,000 received from Bio-Cardia in 1995 but not recognized as revenues and returned to Bio-Cardia by the Company to fund the Exchange Office discussed above; and (iii) $2,726,000 provided to Bio-Cardia to fund the Exchange Offer discussed above (including the $1,920,000 referred to in (i) and (ii) above).


NOTE 12 - RELATED PARTY TRANSACTIONS

         a. In 1993, the Company incurred $150,000 of financial advisory fees to DBC. In connection with a research and development financing, DBC acted as the placement agent. See Note 11. During 1993, DBC exercised warrants. See Note 5.

         b. In June 1986, Gynex loaned three officers (one of whom ceased to be an officer in 1989, the second of whom ceased to be an officer in August 1993 and the remaining one ceased to be an officer in October 1994) a total of $133,000 relating to the exercise of options to purchase approximately 70,000 shares of the Company's common stock (Gynex common stock at the time of the loan). During February 1992, Gynex also loaned two of these officers (one of whom ceased to be an officer in August 1993 and the remaining one ceased to be an officer in October
                  1994) a total of $44,000 relating to the exercise of incentive stock options to purchase approximately 245,000 shares of the Company's common stock (Gynex common stock at the time of the loan). The loans and related interest (bearing annual rates of 6.74% and 4.64% for the 1986 and 1992 loans, respectively) to the two persons who ceased to be officers in 1989 and in August 1993 were repaid in early 1994. The loans made to the person who ceased to be an officer of the Company in October 1994 were repaid in early 1995. The principal amount loaned is deducted from stockholders' equity and the interest receivable of $25,000 is included in other assets at December 31, 1994.

         c. In 1993 the Company loaned to a senior officer/director $50,000 which was to be forgiven if (i) he had relocated to the metropolitan area of the Company's headquarters by August 1994, (ii) his employment was terminated prior to August 1994 by reason of his death or disability, or (iii) the Company terminated his employment prior to August 1994 for any reason. This loan was repaid in early 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors


                  The directors of the Company, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:
                                                               Year First                    Principal Occupation During
                 Director                        Age         Became Director                     the Past Five Years
                 --------                        ---         ---------------                     -------------------
Herbert J. Conrad..........................      63               1993            Retired; President of Roche Pharmaceuticals
                                                                                      Division, Hoffmann-La Roche from
                                                                                      December 1981 until September 1993. (1)

Sim Fass...................................      54               1983            President/CEO of the Company and
                                                                                      President of Bio-Technology General
                                                                                      (Israel) Ltd., the Company's wholly-owned
                                                                                      subsidiary ("BTG Israel"), since May 1984;
                                                                                      Treasurer of the Company since August
                                                                                      1983; Chief Operating Officer of BTG
                                                                                      Israel between August 1983 and May 1987.
                                                                                      (1)(2)

Fred Holubow...............................      57               1994            Vice President of Pegasus Associates, Inc.
                                                                                      since June 1982. (3)(4)

Hoffer Kaback..............................      46               1989            President of Gloucester Capital Corporation
                                                                                      since 1980; General Partner of Bosworth
                                                                                      Partners, an investment partnership, since
                                                                                      1986. (3)(5)

Charles MacDonald..........................      38               1994            Individual investor since July 1995; Portfolio
                                                                                     Manager at Elliott Associates, L.P. from
                                                                                      November 1987 to July 1995.(1)

Moses Marx.................................      60               1994            Partner of United Equities Company since
                                                                                      June 1954 and partner of United Equities
                                                                                      (Commodities) Company since January
                                                                                      1972. (1)(6)


                                                               Year First                    Principal Occupation During
                 Director                        Age         Became Director                     the Past Five Years
                 --------                        ---         ---------------                     -------------------
David Tendler..............................      57               1994            Chairman of Tendler Beretz Associates Ltd.
                                                                                      since January 1985; Chairman of Melville
                                                                                      BioLogics Inc. since February 1995; Co-
                                                                                      Chairman and Chief Executive Officer of
                                                                                      Phibro-Salomon, Inc. (now Salomon, Inc.)
                                                                                      from May 1982 until October 1984.
                                                                                      (1)(3)(6)

Virgil Thompson............................      56               1994            President and Chief Executive Officer of
                                                                                      Cytel Corporation since January 1996;
                                                                                      President and Chief Executive Officer of
                                                                                      CIBUS Pharmaceutical, Inc. from July
                                                                                      1994 until January 1996.  President from
                                                                                      August 1991 to August 1993 and Executive
                                                                                      Vice President from March 1986 to August
                                                                                      1991 of Syntex Laboratories, Inc. (3)(6)

Dan Tolkowsky..............................      75               1985            Partner at Adler & Tolkowsky Management
                                                                                      Associates, the general partner of Athena
                                                                                      Venture Partners L.P., a venture capital
                                                                                      partnership, since May 1985; prior thereto,
                                                                                      Vice Chairman and Managing Director of
                                                                                      Discount Investment Corporation (Tel-
                                                                                      Aviv); Chairman of the Executive
                                                                                      Committee of BTG Israel from 1983
                                                                                      through October 1989. (6)

Bradford T. Whitmore.......................      38               1994            General Partner of Grace Brothers, Ltd.
                                                                                      since January 1986. (1)

(1)   Member of the Executive Committee of the Board of Directors.

(2) Pursuant to Dr. Fass' employment agreement with the Company, the Company has agreed to nominate Dr. Fass for election as a director during all periods when Dr. Fass serves as President and Chief Executive Officer of the Company. See "Executive Compensation--Employment Agreements."

(3)   Member of the Audit Committee of the Board of Directors.

(4) Pursuant to the Agreement and Plan of Merger, dated as of March 9, 1993, by and among the Company, BTG Acquisition Subsidiary, Inc. and Gynex
      Pharmaceuticals, Inc. (the "Merger Agreement"), the Company agreed that for the longer of (i) the 1994 and 1995 Annual Meeting of Stockholders of the Company and (ii) a group consisting of William Harris Investors, Inc., Irving B. Harris, the William B. Harris Revocable Trust, Marc A. Neuerman and Jerome Kahn, together with persons and entities associated with them, beneficially own at least five percent of the outstanding Common Stock, the Company would nominate as a nominee for director and solicit proxies for election as a director a person designated by Irving B. Harris and reasonably acceptable to the Company. Fred Holubow is Mr. Harris' designee. Mr. Holubow is not standing for reelection at the 1996 Annual
      Meeting of Stockholders.

(5) In connection with the Company's offer to exchange (a) $250 principal amount of the Company's Series A 7 1/2% Senior Secured Convertible Notes due January 15, 1995 and 200 shares of the Company's Common Stock for each $1,000 principal amount of its 7 1/2% Convertible Senior Subordinated
      Notes due April 15, 1997 and (b)

      $250 principal amount of the Company's Series B 11% Senior Secured Convertible Notes due October 15, 1998 and 200 shares of Common Stock for each $1,000 principal amount of its 11% Convertible Senior Subordinated Debentures due 2006, the Company reached an agreement with Elliott Associates, L.P., Grace Brothers, Ltd. and Wechsler & Krumholz, Inc. (the "Group") to appoint as a director a person designated by the Group and to nominate as a director and solicit proxies for the Group's nominee. The Company and the Group have terminated this agreement. Mr. Kaback was the representative designated by the Group to serve as a director of the Company.

(6) Member of the Compensation and Stock Option Committee of the Board of Directors.

         Mr. Conrad is a director of Bradley Pharmaceuticals, Inc., Gensia, Inc. and Dura Pharmaceuticals, Inc. Mr. Holubow is a director of Jefferson State Bank, Thermo Remediation Inc. and Unimed Pharmaceuticals, Inc. Mr. Kaback is a director of Lewis Galoob Toys, Inc. and Sunshine Mining and Refining Co. Mr. Marx is a director of The Cooper Companies, Inc. and Cooper Life Sciences, Inc. Mr. Tendler is a director of Ryan, Beck & Co. Mr. Thompson is a director of Cytel Corporation and Cypros Pharmaceuticals Corp. Mr. Whitmore is a director of Patten Corp.

         On December 6, 1994 the Board reestablished the Executive Committee to exercise, to the extent authorized by law, all of the powers and authority of the Board in the management of the business and affairs of the Company. Messrs. Herbert Conrad, Sim Fass, Charles MacDonald, Moses Marx, David Tendler and Bradford Whitmore are the current members of the Executive Committee. During the fiscal year ended December 31, 1995 the Executive Committee held four meetings.

         In November 1989, the Board formed an Audit Committee which was established to review the internal accounting procedures of the Company and to consult with and review the Company's independent auditors and the services provided by such auditors. Messrs. Fred Holubow, Hoffer Kaback, David Tendler and Virgil Thompson are the current members of the Audit Committee. During the fiscal year ended December 31, 1995, the Audit Committee held one meeting.

         In January 1990, the Board formed a Compensation Committee. In May 1990, the Board combined the Compensation Committee and the Stock Option Plan Committee to form the Compensation and Stock Option Committee which was established to review compensation practices, to recommend compensation for executives and key employees, and to administer the Company's stock option plans. Messrs. Moses Marx, David Tendler, Virgil Thompson and Dan Tolkowsky are the current members of the Compensation and Stock Option Committee. During the fiscal year ended December 31, 1995, the Compensation and Stock Option Committee acted by unanimous written consent in lieu of a meeting one time and held one meeting.

         During the fiscal year ended December 31, 1995, each person who was a director, officer or beneficial owner of more than 10 percent of the Company's equity securities filed on a timely basis all Forms 3 and 4 pursuant to Rule 16a-3(e) and any required Form 5 for the fiscal year ended December 31, 1995 except for Herbert Conrad who filed one such form in an untimely manner and Marian Gorecki who filed two such forms in an untimely manner.

         During the fiscal year ended December 31, 1995, the Board of Directors held five meetings. Each director attended at least 75% of the meetings of the Board of Directors held when he was a Director and of all committees of the Board of Directors on which he served.

Executive Officers

     See "Part I - Executive Officers of the Company".


ITEM 11.          EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company for such period in all capacities in which they served.

                                            SUMMARY COMPENSATION TABLE
                                                                                                   Long Term           All Other
                                                                Annual Compensation               Compensation      Compensation(1)
                                                                -------------------               ------------      ---------------
                                            Fiscal
      Name and Principal Position            Year           Salary($)         Bonus($)(2)          Options(#)
      ---------------------------            ----           ---------         -----------          ----------
Sim Fass (3)...........................      1995          $282,500           $100,000               60,000            $4,620(4)
  President and Chief                        1994           264,583            115,000              120,000             4,620(4)
  Executive Officer                          1993           243,039            105,000              157,500

David Haselkorn (3)....................      1995           177,102             70,000               50,000
  Senior Vice President and Chief            1994           163,750             60,000               80,000
  Operating Officer; General                 1993           149,267             50,000              100,000
  Manager of BTG Israel

Marian Gorecki (3).....................      1995           163,102             55,000               35,000
  Senior Vice President -                    1994           148,750             40,000               70,000
  Chief Technical Officer                    1993           134,267             40,000               82,500

Nadim Kassem (3).......................      1995           190,500             25,000               20,000             4,620(4)
  Senior Vice President -                    1994           178,750             30,000               60,000             4,620(4)
  Chief Medical Officer                      1993           173,696             15,000               25,000            40,000(5)

Ronald J. Simko (6)....................      1995           128,333             15,000               10,000             4,620(4)
  Vice President - Manufacturing             1994            43,109                  -               30,000               600(4)

(1) Pursuant to the SEC's rules on executive compensation disclosure, "All Other Compensation" does not include perquisites because the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) 10 percent of the combined salary and bonus for such person in each such year.

(2)   Bonuses paid during a fiscal year are for the prior fiscal year.

(3) Each of Drs. Fass, Haselkorn, Kassem and Gorecki is a party to an employment agreement with the Company. See "--Employment Agreements."

(4) Represents the Company's matching contribution pursuant to its 401(k) defined contribution plan.

(5) Pursuant to his employment agreement, the Company loaned Dr. Kassem $40,000 which was forgiven in full on June 1, 1993. See "--Employment Agreements."

(6)   Mr. Simko joined the Company in August 1994.

         The following table sets forth information with respect to option grants in 1995 to the persons named in the Summary Compensation Table.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                       Potential Realized
                                                                                                        Value at Assumed
                                  % of Total                                                             Annual Rates of
                     Number of      Options                                                                Stock Price
                    Securities    Granted to                       Market                                Appreciation for
                    Underlying   Employees in   Exercise or       Price on                               Option Term (3)
                      Options     Fiscal Year    Base Price       Date of      Expiration           ---------------------------
Name               Granted(#)(1)      (2)          ($/sh)          Grant          Date               5% ($)             10% ($)
- ----               -------------     -----        --------        -------        -----              -------            --------

Sim Fass..........   60,000          4.81%         $3.50           $3.50        06/13/05            $132,068           $334,686

David Haselkorn...   50,000          4.01           3.50            3.50        06/13/05             110,057            278,905

Marian Gorecki....   35,000          2.81           3.50            3.50        06/13/05              77,040            195,254

Nadim Kassem......   20,000          1.60           3.50            3.50        06/13/05              44,023            111,562

Ronald Simko......   10,000          0.80           3.50            3.50        06/13/05              22,012             55,781


(1) Options vest ratably over four years on the anniversary date of the grant unless otherwise indicated; however, options granted under the Company's
     1992 Stock Option Plan and certain other options become immediately exercisable upon a change in control of the Company. See "--Employment
     Agreements."

(2) Based upon options to purchase 1,247,734 shares granted to all employees in 1995.

(3) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. The 5% rate of appreciation over the 10 year option term of the $3.50 stock price on the date of grant would result in a stock price of $5.70. The 10% rate of appreciation over the 10 year option term of the $3.50 stock price on the date of grant would result in a stock price of $9.08. There is no representation that the rates of appreciation reflected in this table will be achieved.

             The following table sets forth information with respect to (i) stock options exercised in 1995 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals at December 31, 1995.

                                                AGGREGATED OPTION EXERCISES
                                   IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                   Number of Unexercised                  Value of Unexercised,
                                                                  Options Held at Fiscal                 In-the-Money Options at
                           Shares                                       Year End                          Fiscal Year End ($)(1)
                        Acquired on           Value            -------------------------------        ------------------------------
            Name        Exercise (#)      Realized ($)         Exercisable       Unexercisable        Exercisable      Unexercisable
            ----        ------------      ------------         -----------       -------------        -----------      -------------
Sim Fass................    ---                ---                 771,250            256,250           $388,544            $0

David Haselkorn.........    ---                ---                 397,500            172,500            131,100             0

Marian Gorecki (2)......   24,500            47,405                290,000            132,500              8,075             0

Nadim Kassem............    ---                ---                 102,500            102,500                  0             0

Ronald Simko      ......    ---                ---                   7,500             32,500                  0             0


(1) Based on a closing stock price of the Company's Common Stock on December 29, 1995 of $2.40625.

(2) On March 7, 1995, September 11, 1995 and December 12, 1995 Marian Gorecki exercised options to acquire 5,000, 12,000 and 7,500 shares, respectively, of the Company's Common Stock at a price of $1.06 per share. The closing price of the Company's Common Stock on March 7, 1995, September 11, 1995 and December 12, 1995 was $2.375, $2.9375 and $3.50, respectively.




EMPLOYMENT AGREEMENTS

      The Company and Sim Fass entered into an employment agreement dated as of January 1, 1990 (the "Fass Agreement") pursuant to which Dr. Fass has served as President and Chief Executive Officer of the Company. At January 1, 1996, the Fass Agreement was automatically renewed for another two year period, and will automatically be renewed for successive two year periods thereafter unless either party gives the other notice of nonrenewal. The Fass Agreement also provides that the Company will nominate Dr. Fass for election as a director during all periods when he serves as President and Chief Executive Officer of the Company. For his services, Dr. Fass is currently entitled to an annual salary of $290,000, with bonuses to be determined at the discretion of the Company's Board. In the event Dr. Fass' employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company shall fail to renew the Fass Agreement at any time within two years following a "Change of Control of the Company," the Company shall pay Dr. Fass, for a period equal to the longer of (1) the remaining term of the Fass Agreement or (2) one year (such period being hereinafter referred to as the "Fass Severance Period") a monthly payment equal to $20,000, which amount shall be in lieu of any and all other payments due and owing to Dr. Fass under the terms of the Fass Agreement. During the Fass Severance Period, the Company shall continue to provide Dr. Fass with health, life and disability insurance. In the event the

Company elects not to renew the Fass Agreement other than within two years following a "Change in Control of the Company," the Company is obligated to pay Dr. Fass a severance payment equal to the sum of one month's salary plus 1/12 of his most recently declared bonus for each year Dr. Fass has been employed by the Company.

      Pursuant to the Fass Agreement, all options granted or to be granted to Dr. Fass under any Company stock option plan shall become immediately exercisable and all restrictions against disposition, if any, which have not otherwise lapsed shall immediately lapse if (i) Dr. Fass' employment with the Company is terminated upon a determination by the Company's Board that the performance of his duties has not been fully satisfactory for any reason that would not constitute "justifiable cause" (as defined in the Fass Agreement),
(ii) Dr. Fass dies or is disabled (as defined in the Fass Agreement) while employed by the Company, (iii) Dr. Fass is not nominated by the Company for reelection to the Company's Board, other than for justifiable cause, (iv) there shall occur a material reduction in Dr. Fass' duties, other than for justifiable cause, or (v) any event constituting a Change in Control of the Company shall occur while Dr. Fass is employed by the Company.

      For purposes of the Fass Agreement, the Haselkorn Agreement (as described below) and the Gorecki Agreement (as described below), a "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company shall approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

      The Company and David Haselkorn entered into an employment agreement dated as of September 5, 1990 (the "Haselkorn Agreement") pursuant to which Dr. Haselkorn has served as Senior Vice President and Chief Operating Officer of the Company and General Manager of BTG Israel. At September 5, 1994, the Haselkorn Agreement was automatically renewed for an additional two year period, and will automatically be renewed for successive two year periods unless either party gives the other notice of nonrenewal. For his services, Dr. Haselkorn is currently entitled to an annual salary of $183,000 and to bonuses to be determined at the discretion of the Company's Board. In the event that Dr. Haselkorn's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company shall fail to renew the Haselkorn Agreement at any time within two years following a "Change in Control of the Company," the Company is obligated to pay Dr. Haselkorn an amount equal to the greater of (i) one year's salary plus Dr. Haselkorn's most recent bonus, if any, or (ii) the product of one month's salary plus 1/12 of Dr. Haselkorn's most recently declared bonus multiplied by the number of years Dr. Haselkorn has been employed by the Company.

      BTG Israel and Marian Gorecki entered into an employment agreement dated as of September 5, 1990 (the "Gorecki Agreement") pursuant to which Dr. Gorecki has served as Senior Vice President and Chief Technical Officer of BTG Israel. At September 5, 1994, the Gorecki Agreement was automatically renewed for an additional two year period, and the Gorecki Agreement provides that it automatically will be renewed for successive two year periods unless either party gives the other notice of nonrenewal. For his services, Dr. Gorecki is currently entitled to an annual salary of $170,000 and to bonuses to be determined at the discretion of the Company's Board. In the event that Dr. Gorecki's employment is terminated by BTG Israel at any time for any reason other than justifiable cause, disability or death, or BTG Israel shall fail to renew the Gorecki Agreement at any time within two years following a "Change in Control of the Company," BTG Israel is obligated to pay Dr. Gorecki an amount equal to the greater of (i) one year's salary plus Dr. Gorecki's most recent bonus, if any, or (ii) the product of one month's salary plus 1/12 of Dr. Gorecki's most recently declared bonus multiplied by the number of years Dr. Gorecki has been employed by BTG Israel.

      The Company and Nadim Y. Kassem, M.D. entered into an employment agreement dated as of June 1, 1992 (the "Kassem Agreement") pursuant to which Dr. Kassem has served as Senior Vice President-Chief Medical Officer of the Company.
At June 1, 1994, the Kassem Agreement was automatically renewed for an additional two year period, and will be automatically renewed for successive two year periods unless either party gives the other notice of nonrenewal. For his services, Dr. Kassem is currently entitled to an annual salary of $196,000 and to bonuses to be determined at the discretion of the Company's Board. In the event Dr. Kassem's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company shall fail to renew the Kassem Agreement, the Company is obligated to pay Dr. Kassem, for a period equal to the longer of (1) the remaining term of the Kassem Agreement or (2) one year (such period being hereinafter referred to as the "Kassem Severance Period") a bi-monthly payment equal to 1/24th of his annual salary, which amount shall be in lieu of any and all other payments due and owing to Dr. Kassem under the terms of the Kassem Agreement. During the Kassem Severance Period, the Company shall continue to provide Dr. Kassem with health and disability insurance until the earlier of (1) one year or (2) such time as Dr. Kassem becomes eligible to participate in another employer's health and disability insurance plan.

      In connection with the commencement of his employment with the Company, Dr. Kassem was granted options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $6.50 per share. On the date of grant of the option, the fair market value of the Company's Common Stock was $7.50. If
(i) Dr. Kassem's employment with the Company is terminated upon a determination by the Company's Board that the performance of his duties has not been fully satisfactory for any reason that would not constitute "justifiable cause" (as defined in the Kassem Agreement) or (ii) Dr. Kassem dies or is disabled (as defined in the Kassem Agreement) while employed by the Company, these options shall become immediately exercisable.

      Pursuant to the Kassem Agreement, the Company loaned to Dr. Kassem $40,000. The Company agreed to forgive repayment of the loan on June 1, 1993 if Dr. Kassem is then still an employee of the Company and under certain other circumstances. This loan was forgiven on June 1, 1993.

COMPENSATION OF DIRECTORS

      Directors of the Company do not receive any cash compensation for their services as directors, except that beginning January 1, 1995 non-employee members of the Executive Committee and beginning June 1, 1995 non-employee members of the Audit Committee and Compensation and Stock Option Committee receive $1,000 per Committee meeting attended. In addition, on January 31, 1996, the Board of Directors engaged Mr. Conrad as a consultant to the Company with respect to research and development strategic planning and the Oxandrin product launch at a fee of $20,000 per year. Upon becoming a director of the Company, non-employee directors receive a one time only grant of options to purchase 20,000 shares of the Company's Common Stock pursuant to the Company's Stock Option Plan for Outside Directors. In addition, non-employee directors receive quarterly grants of shares of Common Stock pursuant to the Company's Stock Compensation Plan for Outside Directors. All directors are reimbursed for their expenses in connection with attending meetings of the Company's Board.

      Stock Option Plan For Outside Directors. Pursuant to the Company's
Stock Option Plan for Outside Directors (the "Option Plan"), each person who is neither an officer nor employee of the Company or its subsidiaries and who is elected or appointed a director of the Company (the "New Director") automatically receives on the date of his initial election or appointment to the Company's Board (the "Grant Date") an option to purchase 20,000 shares of the Company's Common Stock (the "Option") at a per share exercise price equal to the Fair Market Value (as defined in the Option Plan) of the Company's Common Stock on the Grant Date.

      Options may be exercised as to 5,000 shares on the date which is six months and one day after the Grant Date and an additional 5,000 shares on each of the three successive anniversaries of the Grant Date. In the event that a New Director ceases to be a director of the Company, such person may exercise any portion of the Option that is exercisable by him at the time he ceases to be a director of the Company, but only to the extent such Option is exercisable as of such date, within six months after the date he ceases to be a director of the Company. However, in the event a "Change of Control of the Corporation" (as defined in the Option Plan) shall occur, all options granted under the Option Plan which are outstanding at the time a Change of Control of the Corporation occurs shall immediately become exercisable. Options granted under the Option Plan have a term of ten years from the Grant Date and are not "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

      Mr. Hoffer Kaback, who was elected a director of the Company on November 1, 1989, was granted an Option at a per share exercise price of $1.09, the Fair Market Value of the Company's Common Stock on January 29, 1990, the date of the adoption of the Option Plan by the Company's Board. Mr. Herbert J. Conrad, who was elected a director of the Company on October 14, 1993, was automatically granted an Option at a per share price of $5.8125. Mr. Fred Holubow, who was elected a director of the Company on April 6, 1994, was automatically granted on such date an Option at a per share exercise price of $4.1875. Mr. David Tendler and Mr. Virgil Thompson, who were elected as directors of the Company on June 2, 1994 were each automatically granted an Option at a per share exercise price of $2.9375. Mr. Charles MacDonald, who was elected as a director of the Company on October 24, 1994, was automatically granted an Option at a per share exercise price of $2.15625. Mr. Moses Marx and Mr. Bradford Whitmore, who were elected as directors of the Company on December 6, 1994, were each automatically granted an Option at a per share exercise price of $2.375.

      Stock Compensation Plan for Outside Directors. Pursuant to the
Company's Compensation Plan for Outside Directors (the "Compensation Plan"), each director of the Company who is neither an officer nor employee of the Company or its subsidiaries (an "Outside Director") is awarded automatically, in lieu of cash compensation for services as a director, on the last business day of each full fiscal quarter subsequent to his election or appointment as an Outside Director, such number of shares of the Company's Common Stock as has an aggregate Fair Market Value (as defined in the Compensation Plan) equal to $2,500, based on the price of the Company's Common Stock on the date of issue (the "Shares"). The Compensation Plan provides that each Outside Director will be awarded Shares until such time as he is no longer an Outside Director. If an Outside Director ceases to be an Outside Director for any reason, the number of Shares which he will be awarded on the last business day of the Company's next fiscal quarter will be equal to one-third of the number of Shares which he would have been awarded on such date for each complete month that he was an Outside Director in the fiscal quarter in which he ceased to be an Outside Director.

      The Compensation Plan allows any Outside Director to defer the issuance and delivery of the Company's Common Stock awarded under the Compensation Plan until the termination of his services on the Company's Board or such other time as the Company's Board may determine. Virgil Thompson and the Company entered into a deferral agreement in June 1994 (the "Deferral Agreement") pursuant to which the issuance and delivery of the Company's Common Stock to be awarded to Mr. Thompson under the Compensation Plan has been deferred until after the date Mr. Thompson ceases to be a member of the Company's Board; provided, however, that any shares of the Company's Common Stock, the issuance of which was deferred, will be issued to Mr. Thompson at the time of a change in ownership or effective control of the Company or a change in ownership of a substantial portion of the Company's assets, as defined in the Code, except that in determining whether there is a change in effective control by reason of a stock acquisition, there must be an acquisition of stock possessing at least 40% (as opposed to the 20% requirement set forth in the Code), of the total voting power of the Company's Common Stock.

      During the 1995 fiscal year, each Outside Director eligible to receive shares under the Compensation Plan received 1,111 shares of the Company's Common Stock on March 31, 1995, 833 shares of the Company's Common Stock on June 30, 1995, 754 shares of the Company's Common Stock on September 30, 1995 and 547 shares of the Company's Common Stock on December 31, 1995. On March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, the Fair Market Value of the Company's Common Stock was $2.25, $3.00, $3.3125 and $4.5625, respectively. Each of Herbert Conrad, Fred Holubow, Hoffer Kaback, Charles MacDonald, Moses Marx, David Tendler, Dan Tolkowsky and Bradford Whitmore received an aggregate of 3,245 shares of the Company's Common Stock each under the Compensation Plan for their services as director during the 1995 fiscal year.



ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

                                       BENEFICIAL OWNERSHIP OF COMMON STOCK

      The following table sets forth information as of February 1, 1996 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see Item 11); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                Amount and Nature of Beneficial   Percentage of
    Name of Beneficial Owner       Ownership of Common Stock       Common Stock
    ------------------------       -------------------------       ------------
Grace Holdings, L.P.                     3,853,300 (1)                8.8%
  1000 W. Diversey, Suite 233
  Chicago, Illinois 60614
Elliott Associates, L.P...............   3,433,262 (2)                7.9%
  712 Fifth Avenue, 36th Floor
  New York, New York 10019
Momar Corporation.....................   2,650,390 (3)                6.1%
  160 Broadway
  New York, New York 10038
Herbert J. Conrad.....................      21,952 (4)                 *
Sim Fass..............................     671,250 (5)                1.5%
Marian Gorecki........................     350,000 (6)                 *
Fred Holubow..........................      99,225 (7)                 *
David Haselkorn.......................     460,000 (8)                 *
Hoffer Kaback.........................       3,293                     *
Nadim Kassem..........................     105,500 (9)                 *
Charles MacDonald.....................      13,245 (10)                *
Moses Marx............................   2,663,635 (2)(10)           6.2%
Ronald J. Simko.......................       7,500 (11)                *
David Tendler.........................      15,429 (10)                *
Virgil Thompson.......................      10,000 (10)                *
Dan Tolkowsky.........................      72,381                     *
Bradford T. Whitmore..................   3,866,545 (12)               8.9%
All directors and executive officers..   8,401,204 (2)(12)(13)       18.6%
  as a group (17 persons)
- ----------
*       Represents less than one percent of the Company's Common Stock.

(1) Includes 1,530,614 shares of Common Stock held of record by Grace Brothers, Ltd. and 408,686 shares of Common Stock held of record by Grace Brothers International, Ltd. Both Grace Holdings, L.P. and Grace Brothers International, Ltd. are substantially wholly owned affiliates of Grace Brothers, Ltd. See note 12.

(2) Information included herein concerning the shares of Common Stock owned beneficially by Elliott Associates, L.P. is as of February 29, 1996 and was taken from an amended Schedule 13D that was filed with the Securities and Exchange Commission by Elliott Associates, L.P. on March 21, 1996.

(3) Includes 1,000,000 shares of Common Stock owned by Momar Corp., a Maryland corporation of which Mr. Marx, a director of the Company, is the President and sole director and 1,650,390 shares of Common Stock owned by United Equities (Commodities) Company, a partnership of which Mr. Marx owns a majority interest. Mr. Moses Marx, United Equities (Commodities) Company and Momar Corp. filed a joint Schedule 13D because they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act of 1934, as amended. See note 10.

(4) Includes 15,000 shares which may be acquired through the exercise of stock options. Does not include 5,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(5) Consists of shares which may be acquired through exercise of stock options. Does not include 256,250 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(6) Includes 290,000 shares which may be acquired through the exercise of stock options. Does not include 132,500 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(7) Includes 1,000 shares of Common Stock owned by a trust of which Mr. Holubow is a trustee, which shares Mr. Holubow is deemed to beneficially own. Includes 10,000 shares which may be acquired through exercise of stock options. Does not include 10,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(8) Includes 397,500 shares which may be acquired through the exercise of stock options. Does not include 172,500 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(9) Includes 102,500 shares which may be acquired through the exercise of stock options. Does not include 102,500 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(10) Includes 10,000 shares which may be acquired through exercise of stock options. Does not include 10,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(11) Consists of shares which may be acquired upon the exercise of stock options. Does not include 32,500 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(12) Includes 1,914,000 shares of Common Stock held of record by Grace Holdings, L.P., 1,530,614 shares of Common Stock held of record by Grace Brothers, Ltd. and 408,686 shares of Common Stock held of record by Grace Brothers International, Ltd. Both Grace Holdings, L.P. and Grace Brothers International, Ltd. are substantially wholly owned affiliates of Grace Brothers, Ltd. Mr. Bradford T. Whitmore may be deemed the beneficial owner of the 3,853,300 shares owned by such entities due to the fact that he is a general partner of Grace Brothers, Ltd. and the sole shareholder of a general partner of Grace Holdings, L.P. Includes 10,000 shares which may be acquired through the exercise of options. Does not include 10,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of February 1, 1996.

(13) Includes 1,600,000 shares of Common Stock which may be acquired upon the exercise of stock options.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                                      PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)     Financial Statements

        (1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K.

        (3)       Exhibits

        Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10(a), (r), (s), (t), (aa),
(bb), (cc), (ff) and (ss) are management contracts, compensatory plans or arrangements.


Exhibit No.    Description
- -----------    -----------

3(a)           Certificate of Incorporation of the Registrant, as amended. *(1)

 (b)           By-laws of the Registrant, as amended through October 24, 1994.
               *(2)

10(a) Bio-Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(3)

  (b) Agreement, dated as of November 23, 1983, between the Company and American Cyanamid Company. *(4)

  (c) Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. ("Yeda"). *(5)

  (d) Agreement, dated February 12, 1982, between Bio-Technology General (Israel) Ltd. and the Office of the Chief Scientist of the Ministry of Industry, Commerce and Tourism (the "Chief Scientist") (Cattle Growth Hormone). *(5)

  (e) Agreement, dated March 21, 1983, between Bio-Technology General (Israel) Ltd. and the Chief Scientist (Anti-depressant). *(5)

  (f)          Letter from the Chief Scientist to Bio-Technology General
               (Israel) Ltd. *(5)

  (g)          Letter from the Company to Yeda relating to bGH and hSOD. *(4)

  (h) Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

  (i)          Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

  (j) Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

  (k) Research and Development Service Agreement, dated May 9, 1983, between the Company and Bio-Technology General (Israel) Ltd., as amended. *(7)

Exhibit No.    Description
- -----------    -----------

  (l) Indenture, dated as of February 15, 1986, between the Company and United States Trust Company of New York, as Trustee. *(8)

  (m) Indenture, dated as of April 15, 1987, between the Company and United States Trust Company of New York, as Trustee. *(9)

  (n) Supplemental Indenture, dated as of October 27, 1989 to the Indenture dated as of April 15, 1987, between the Company and United States Trust Company of New York, as Trustee. *(10)

  (o) Indenture, dated as of October 30, 1989, between the Company and Continental Stock Transfer and Trust Company, as Trustee, relating to the Series A 7 1/2% Senior Secured Convertible Notes due 1995 and the Series B 11% Senior Secured Convertible Notes due 1998. *(10)

  (p) Form of Indemnity Agreement between the Company and its directors and officers. *(11)

  (q)          Agreement, dated November 18, 1988, between the Company and Yeda.
               *(12)

  (r) Employment Agreement, dated as of January 1, 1990, between the Company and Dr. Sim Fass.*(13)

  (s) Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(3)

  (t) Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(3)

  (u) Common Stock and Warrant Purchase Agreement dated as of July 20, 1990 by and among the Company and the purchasers named therein. *(14)

  (v)          Common Stock and Warrant Purchase Agreement, dated as of May 16,
               1991. *(15)

  (w) Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(16)

  (x)          Common Stock and Warrant Purchase Agreement dated August 26,
               1991. *(17)

  (y) Common Stock and Warrant Purchase Agreement, dated December 19, 1991, among Bio-Technology General Corp. and the purchasers named therein. *(18)

  (z) Common Stock and Warrant Purchase Agreement, dated as of December 19, 1991, among Bio-Technology General Corp. and the non-U.S. purchasers named therein. *(18)

  (aa) Employment Agreement, dated as of September 5, 1990, between the Company and David Haselkorn. *(19)

Exhibit No.    Description
- -----------    -----------

  (bb) Employment Agreement, dated as of September 5, 1990, between Bio-Technology General (Israel) Ltd. and Marian Gorecki. *(19)

  (cc) Employment Agreement, dated as of June 1, 1992, between the Company and Nadim Kassem. *(19)

  (dd) Agreement, dated as of November 17, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(19)

  (ee) Exclusive Distribution Agreement, dated as of November 9, 1992, between the Company and Ferring B.V. *(19)

  (ff)         Bio-Technology General Corp. 1992 Stock Option Plan, as amended.
               *(1)

  (gg) Agreement and Plan of Merger, dated as of March 9, 1993, by and among the Company, BTG Acquisition Subsidiary, Inc. and Gynex Pharmaceuticals, Inc. *(20)

  (hh) Sales Agency Agreement, dated as of July 20, 1993, as amended as of December 31, 1993, by and among Bio-Technology General Corp., Bio-Cardia Corporation and D. Blech & Company, Incorporated. *(21)

  (ii) Technology License Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(21)

  (jj) Research and Development Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(21)

  (kk) Marketing Option Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(21)

  (ll) Supply Agreement, dated as of December 31, 1993, between Bio-Technology General (Israel) Ltd. and Bio-Cardia Corporation. *(21)

  (mm) Form of Warrant to purchase shares of Bio-Technology General Corp. Common Stock. *(21)

  (nn) Form of Stock Purchase Option Agreement among Bio-Technology General Corp. and each stockholder of Bio-Cardia Corporation. *(21)

  (oo) Registration Rights Agreement, dated as of December 31, 1993, made by Bio-Technology General Corp. in favor of the Warrant holders. *(21)

  (pp) Exclusive Distribution Agreement, dated as of December 29, 1993, between Bio-Technology General Corp. and Novopharm Limited. *(22)

  (qq) Agreement, dated as of December 22, 1993, between Bio-Technology General Corp. and SmithKline Beecham Intercredit B.V. *(22)

Exhibit No.    Description
- -----------    -----------

  (rr) Employment Agreement, dated as of August 9, 1993, between Bio-Technology General Corp. and Stephen M. Simes. *(22)

  (ss) Employment Agreement, dated as of September 21, 1993, between Bio-Technology General Corp. and Matthew Pazaryna. *(22)

  (tt) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Elliott Associates, L.P. *(23)

  (uu) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Grace Holdings, L.P. *(23)

  (vv) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Momar Corporation. *(23)

  (ww) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and WACO Partners. *(23)

  (xx) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.+

  (yy) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.+

  (zz) Amended and Restated Research and Development Services Agreement, dated as of December 28, 1995 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.

 (aaa) Employment Agreement, dated as of January 29, 1995 between Bio-Technology General Corp. and Ernest L. Kelly.

 (bbb) Agreement, dated as of December 29, 1995, by and among Bio-Technology General Corp., Bio-Cardia Corporation and Bio-Technology General (Israel) Ltd.

14(a)          Patent issued by the British Patent Office. *(6)

21             Subsidiaries of the Company.*(24)

23.1           Consent of Arthur Andersen LLP.


     Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

- -------------------
+ A request for confidential treatment has been made for portions of such document. Confidential Portions have been omitted and filed separately with the Commission as required by Rule 406(b).

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1994.
(2) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(3)  Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(4)  Company's Annual Report on Form 10-K for the year ended December 31, 1983.
(5)  Registration Statement on Form S-1 (File No. 2-84690).
(6)  Registration Statement on Form S-1 (File No. 33-2597).
(7)  Registration Statement on Form S-2 (File No. 33-12238).
(8)  Company's Annual Report on Form 10-K for the year ended December 31, 1985.
(9)  Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
     1987.
(10) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, as amended on Form 8 dated November 15, 1989.

(11) Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1987.

(12) Company's Annual Report on Form 10-K for the year ended December 31, 1988.

(13) Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(14) Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1990.

(15) Report on Form 8-K dated May 16, 1991.

(16) Registration Statement on Form S-3 (File No. 33-39018).

(17) Registration Statement on Form S-3 (File No. 33-42583).

(18) Registration Statement on Form S-3 (File No. 33-44359).

(19) Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(20) Company's Current Report on Form 8-K dated March 9, 1993.

(21) Company's Current Report on Form 8-K dated December 31, 1993.

(22) Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(23) Company's Current Report on Form 8-K dated October 12, 1994.

(24) Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated October 12, 1994, relating to the Company's sale of 5,142,857 shares of the Company's common stock.

     Current Report on Form 8-K dated December 9, 1994, relating to a restructuring of the Company's Board of Directors.

(c)  Exhibits

     See (a) (3) above.

(d)  Financial Statement Schedule

     See "Index to Consolidated Financial Statements and Supplemental Schedule" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Bio-Technology General Corp.
                                                                 (Registrant)

                                              By: /s/ SIM FASS
                                                  ----------------------------
                                                  (Sim Fass)
                                                  President and CEO


March 29, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                           Date
- ---------                         -----                           ----

/s/ SIM FASS
- -------------------------         President, CEO and              March 29, 1996
(Sim Fass)                        Director (Principal
                                  Executive Officer)

/s/ HERBERT CONRAD
- -------------------------         Director                        March 29, 1996
(Herbert Conrad)

/s/ FRED HOLUBOW
- -------------------------         Director                        March 29, 1996
(Fred Holubow)

/s/ HOFFER KABACK
- -------------------------         Director                        March 29, 1996
(Hoffer Kaback)

/s/ CHARLES MacDONALD
- -------------------------         Director                        March 29, 1996
(Charles MacDonald)

Signature                         Title                           Date
- ---------                         -----                           ----

/s/ MOSES MARX
- -------------------------         Director                        March 29, 1996
(Moses Marx)

/s/ DAVID TENDLER
- -------------------------         Director                        March 29, 1996
(David Tendler)

/s/ VIRGIL THOMPSON
- -------------------------         Director                        March 29, 1996
(Virgil Thompson)

/s/ DAN TOLKOWSKY
- -------------------------         Director                        March 29, 1996
(Dan Tolkowsky)

/s/ BRADFORD WHITMORE
- -------------------------         Director                        March 29, 1996
(Bradford Whitmore)

/s/ YEHUDA STERNLICHT
- -------------------------         Vice President-Finance          March 29, 1996
(Yehuda Sternlicht)               and Chief Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
- -----------    -----------

3(a)           Certificate of Incorporation of the Registrant, as amended. *(1)

 (b)           By-laws of the Registrant, as amended through October 24, 1994.
               *(2)

10(a) Bio-Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(3)

  (b) Agreement, dated as of November 23, 1983, between the Company and American Cyanamid Company. *(4)

  (c) Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. ("Yeda"). *(5)

  (d) Agreement, dated February 12, 1982, between Bio-Technology General (Israel) Ltd. and the Office of the Chief Scientist of the Ministry of Industry, Commerce and Tourism (the "Chief Scientist") (Cattle Growth Hormone). *(5)

  (e) Agreement, dated March 21, 1983, between Bio-Technology General (Israel) Ltd. and the Chief Scientist (Anti-depressant). *(5)

  (f)          Letter from the Chief Scientist to Bio-Technology General
               (Israel) Ltd. *(5)

  (g)          Letter from the Company to Yeda relating to bGH and hSOD. *(4)

  (h) Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

  (i)          Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

  (j) Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

  (k) Research and Development Service Agreement, dated May 9, 1983, between the Company and Bio-Technology General (Israel) Ltd., as amended. *(7)

Exhibit No.    Description
- -----------    -----------

  (l) Indenture, dated as of February 15, 1986, between the Company and United States Trust Company of New York, as Trustee. *(8)

  (m) Indenture, dated as of April 15, 1987, between the Company and United States Trust Company of New York, as Trustee. *(9)

  (n) Supplemental Indenture, dated as of October 27, 1989 to the Indenture dated as of April 15, 1987, between the Company and United States Trust Company of New York, as Trustee. *(10)

  (o) Indenture, dated as of October 30, 1989, between the Company and Continental Stock Transfer and Trust Company, as Trustee, relating to the Series A 7 1/2% Senior Secured Convertible Notes due 1995 and the Series B 11% Senior Secured Convertible Notes due 1998. *(10)

  (p) Form of Indemnity Agreement between the Company and its directors and officers. *(11)

  (q)          Agreement, dated November 18, 1988, between the Company and Yeda.
               *(12)

  (r) Employment Agreement, dated as of January 1, 1990, between the Company and Dr. Sim Fass.*(13)

  (s) Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(3)

  (t) Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(3)

  (u) Common Stock and Warrant Purchase Agreement dated as of July 20, 1990 by and among the Company and the purchasers named therein. *(14)

  (v)          Common Stock and Warrant Purchase Agreement, dated as of May 16,
               1991. *(15)

  (w) Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(16)

  (x)          Common Stock and Warrant Purchase Agreement dated August 26,
               1991. *(17)

  (y) Common Stock and Warrant Purchase Agreement, dated December 19, 1991, among Bio-Technology General Corp. and the purchasers named therein. *(18)

  (z) Common Stock and Warrant Purchase Agreement, dated as of December 19, 1991, among Bio-Technology General Corp. and the non-U.S. purchasers named therein. *(18)

  (aa) Employment Agreement, dated as of September 5, 1990, between the Company and David Haselkorn. *(19)

Exhibit No.    Description
- -----------    -----------

  (bb) Employment Agreement, dated as of September 5, 1990, between Bio-Technology General (Israel) Ltd. and Marian Gorecki. *(19)

  (cc) Employment Agreement, dated as of June 1, 1992, between the Company and Nadim Kassem. *(19)

  (dd) Agreement, dated as of November 17, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(19)

  (ee) Exclusive Distribution Agreement, dated as of November 9, 1992, between the Company and Ferring B.V. *(19)

  (ff)         Bio-Technology General Corp. 1992 Stock Option Plan, as amended.
               *(1)

  (gg) Agreement and Plan of Merger, dated as of March 9, 1993, by and among the Company, BTG Acquisition Subsidiary, Inc. and Gynex Pharmaceuticals, Inc. *(20)

  (hh) Sales Agency Agreement, dated as of July 20, 1993, as amended as of December 31, 1993, by and among Bio-Technology General Corp., Bio-Cardia Corporation and D. Blech & Company, Incorporated. *(21)

  (ii) Technology License Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(21)

  (jj) Research and Development Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(21)

  (kk) Marketing Option Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(21)

  (ll) Supply Agreement, dated as of December 31, 1993, between Bio-Technology General (Israel) Ltd. and Bio-Cardia Corporation. *(21)

  (mm) Form of Warrant to purchase shares of Bio-Technology General Corp. Common Stock. *(21)

  (nn) Form of Stock Purchase Option Agreement among Bio-Technology General Corp. and each stockholder of Bio-Cardia Corporation. *(21)

  (oo) Registration Rights Agreement, dated as of December 31, 1993, made by Bio-Technology General Corp. in favor of the Warrant holders. *(21)

  (pp) Exclusive Distribution Agreement, dated as of December 29, 1993, between Bio-Technology General Corp. and Novopharm Limited. *(22)

  (qq) Agreement, dated as of December 22, 1993, between Bio-Technology General Corp. and SmithKline Beecham Intercredit B.V. *(22)

Exhibit No.    Description
- -----------    -----------

  (rr) Employment Agreement, dated as of August 9, 1993, between Bio-Technology General Corp. and Stephen M. Simes. *(22)

  (ss) Employment Agreement, dated as of September 21, 1993, between Bio-Technology General Corp. and Matthew Pazaryna. *(22)

  (tt) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Elliott Associates, L.P. *(23)

  (uu) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Grace Holdings, L.P. *(23)

  (vv) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Momar Corporation. *(23)

  (ww) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and WACO Partners. *(23)

  (xx) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.+

  (yy) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.+

  (zz) Amended and Restated Research and Development Services Agreement, dated as of December 28, 1995 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.

 (aaa) Employment Agreement, dated as of January 29, 1995 between Bio-Technology General Corp. and Ernest L. Kelly.

 (bbb) Agreement, dated as of December 29, 1995, by and among Bio-Technology General Corp., Bio-Cardia Corporation and Bio-Technology General (Israel) Ltd.

14(a)          Patent issued by the British Patent Office. *(6)

21             Subsidiaries of the Company.*(24)

23.1           Consent of Arthur Andersen LLP.


     Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

- -------------------
+ A request for confidential treatment has been made for portions of such document. Confidential Portions have been omitted and filed separately with the Commission as required by Rule 406(b).

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1994.
(2) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(3)  Company's Annual Report on Form 10-K for the year ended December 31, 1991.
(4)  Company's Annual Report on Form 10-K for the year ended December 31, 1983.
(5)  Registration Statement on Form S-1 (File No. 2-84690).
(6)  Registration Statement on Form S-1 (File No. 33-2597).
(7)  Registration Statement on Form S-2 (File No. 33-12238).
(8)  Company's Annual Report on Form 10-K for the year ended December 31, 1985.
(9)  Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
     1987.
(10) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, as amended on Form 8 dated November 15, 1989.

(11) Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1987.

(12) Company's Annual Report on Form 10-K for the year ended December 31, 1988.

(13) Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(14) Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1990.

(15) Report on Form 8-K dated May 16, 1991.

(16) Registration Statement on Form S-3 (File No. 33-39018).

(17) Registration Statement on Form S-3 (File No. 33-42583).

(18) Registration Statement on Form S-3 (File No. 33-44359).

(19) Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(20) Company's Current Report on Form 8-K dated March 9, 1993.

(21) Company's Current Report on Form 8-K dated December 31, 1993.

(22) Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(23) Company's Current Report on Form 8-K dated October 12, 1994.

(24) Company's Annual Report on Form 10-K for the year ended December 31, 1994.