Form 10-K/A
period 1995-12-31
BIO TECHNOLOGY GENERAL CORP
filed 1996-04-02
CIK 722104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                               (Amendment No. 1)

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

  (ww) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and WACO Partners. *(23)

  (xx) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.+*(25)

  (yy) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.+*(25)

  (zz) Amended and Restated Research and Development Services Agreement, dated as of December 28, 1995 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(25)

 (aaa) Employment Agreement, dated as of January 29, 1995 between Bio-Technology General Corp. and Ernest L. Kelly.*(25)

 (bbb) Agreement, dated as of December 29, 1995, by and among Bio-Technology General Corp., Bio-Cardia Corporation and Bio-Technology General (Israel) Ltd.*(25)

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

(25) Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                                                  Bio-Technology General Corp.

                                              By: /s/ SIM FASS
                                                  ----------------------------
                                                  (Sim Fass)
                                                  President and CEO


April 2, 1996