Form 10-Q
period 1996-03-31
BIO TECHNOLOGY GENERAL CORP
filed 1996-05-02
CIK 722104

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                                  Yes  X     No
                                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share,
outstanding as of April 22, 1996                    43,699,000
                                                    ----------

                                      INDEX

                                                                          Page
                                                                          ----
Part I.   Financial Information

  Item 1.   Financial Statements:

            Consolidated Balance Sheets at
               March 31, 1996 and December 31, 1995.....................   3

            Consolidated Statements of Operations
               for the three months ended
               March 31, 1996 and 1995..................................   4

            Consolidated Statement of Changes in
               Stockholders' Equity for the three
               months ended March 31, 1996..............................   5

            Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1996 and 1995..................................   6

            Notes to Consolidated Financial
               Statements...............................................   7

  Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations............................................   8

Part II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K............................  13

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            March 31, 1996    December 31, 1995
                                                              (Unaudited)
- ------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
 Cash and cash equivalents...................................   $ 14,314         $   6,886
 Short-term investments......................................      3,464             3,989
 Accounts receivable.........................................      3,335             6,347
 Inventories.................................................      2,613             2,118
 Prepaid expenses and other current assets...................        966             1,247
                                                                --------           -------
  Total current assets.......................................     24,692            20,587

Property and equipment, net..................................      4,919             4,922
Intangibles, net.............................................      3,995             5,078
Patents, net.................................................        438               457
Other assets.................................................        550               693
                                                                --------           -------
  Total assets...............................................   $ 34,594           $31,737
                                                                ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt...........................   $     27         $      27
 Accounts payable............................................      1,422             1,123
 Other current liabilities...................................      5,057             4,237
                                                                 -------           -------
  Total current liabilities..................................      6,506             5,387
                                                                 -------           -------

Long-term liabilities........................................        655               661
                                                                 -------           -------
Stockholders' equity:
 Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued........................       --                --
 Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 43,685,000 (43,275,000 at
  December 31, 1995).........................................        437               433
 Capital in excess of par value..............................    118,156           117,390
 Deficit.....................................................    (90,602)          (91,528)
 Less - treasury stock at cost, 83,000 shares................       (340)             (340)
      - deferred compensation................................       (218)             (266)
                                                                --------          --------
  Total stockholders' equity.................................     27,433            25,689
                                                                --------          --------

  Total liabilities and stockholders' equity.................   $ 34,594          $ 31,737
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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (in thousands except per share data)


                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                       1996              1995
- ---------------------------------------------------------------------------------------------

Revenues:
 Product sales......................................                 $ 7,695         $ 5,183
 Contract fees......................................                   2,725              95
 Research and development revenues
  under collaborative agreements....................                      --             188
 Other revenues.....................................                     100              57
 Interest income....................................                     191             226
                                                                     -------         -------
                                                                      10,711           5,749
                                                                     -------         -------
Expenses:
 Research and development...........................                   3,104           2,845
 Cost of product sales .............................                   1,166             652
 General and administrative.........................                   1,920           1,660
 Marketing and sales................................                   1,209              --
 Commissions and royalties..........................                     968             150
 Interest and finance...............................                      35              40
 Write-off in connection with
   litigation.......................................                   1,383              --
                                                                     -------         -------
                                                                       9,785           5,347

Net income (loss) ..................................                 $   926         $   402
                                                                     =======         =======
Earnings (loss) per share...........................                 $  0.02         $  0.01
                                                                     =======         =======
Weighted average number of shares outstanding ......                  47,147          43,397
                                                                     =======         =======







The accompanying notes are an integral part of these consolidated statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                       Common Stock
                                      --------------    Capital in
                                               Par       Excess of               Treasury   Deferred    Stockholders'
                                      Shares   Value     Par Value     Deficit     Stock  Compensation     Equity
- ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995.........    43,275     $433     $117,390    $(91,528)    $(340)      $(266)      $25,689


Issuance of common stock. .........         3                    20                                              20
Exercise of stock options..........       405        4          740                                             744
Issuance of common stock on
  Series B note conversions
  (including capitalized
  interest)........................         2                     6                                               6
Amortization of deferred
 compensation......................                                                                48            48
Net income for three months
 ended March 31, 1996. . ..........                                         926                                 926
                                       ------     ----     --------    ---------    ------      ------      -------
Balance, March 31, 1996............    43,685     $437     $118,156    $(90,602)    $(340)      $(218)      $27,433
                                       ======     ====     ========    =========    ======      ======      =======


The accompanying notes are an integral part of this consolidated statement.

                                 BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           1996        1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income .........................................    $   926     $   402
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Write-off in connection with litigation ...........      1,383        --
  Depreciation and amortization .....................        771         782
  Gain on disposal of fixed assets ..................       --            (7)
  Gain on sales of short-term investments ...........        (12)       --
  Common stock as payment for services ..............         20          22
  Change in: receivables ............................      3,012        (458)
             inventories ............................       (495)       (201)
             prepaid expenses and other current
              assets ................................       (276)       (299)
             accounts payable .......................        299        (371)
             other assets ...........................         (8)         25
             other current liabilities ..............      1,020       1,258
                                                         -------     -------
 Net cash provided by operating activities ..........      6,640       1,153
                                                         -------     -------
Cash flows from investing activities:
 Short-term investments .............................       (964)       --
 Capital expenditures ...............................       (438)       (327)
 Intangibles ........................................        (55)       --
 Proceeds from sales of short-term investments ......      1,501        --
 Change in patents ..................................       --           (22)
 Proceeds from sales of fixed assets and investment .       --            25
                                                         -------     -------
 Net cash used in investing activities ..............         44        (324)
                                                         -------     -------
Cash flows from financing activities:
 Proceeds from issuance of common stock .............        744          43
 Repayment of common stock subscriptions ............       --            75
 Interest on Series A and Series B Notes ............       --            (8)
 Purchase of treasury stock .........................       --           (37)
 Repayment of Series A Notes ........................       --           (31)
                                                         -------     -------
Net cash provided by financing activities ...........        744          42
                                                         -------     -------
Net increase in cash and cash equivalents ...........      7,428         871
                                                         -------     -------
Cash and cash equivalents at beginning of year ......      6,886      16,891
                                                         -------     -------
Cash and cash equivalents at end of period ..........    $14,314     $17,762
                                                         =======     =======
Supplementary Information
Non-cash investing and financing activities:
 Series A and Series B note conversions .............    $     6     $   185
Other information:
 Interest paid ......................................    $     5     $    13



The accompanying notes are an integral part of these consolidated statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Statement on Adjustments

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 2: Income Taxes

The Company has not provided any income taxes for the three months ended March 31, 1996 and 1995 as any interim tax provision would be offset by available net operating loss carryforwards.

Note 3: Write-Off in connection with Litigation

On December 1, 1994, Genentech, Inc. filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of human growth hormone ("hGH") infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgment as to the non-infringement, invalidity and unenforceability of such Genentech patents. The Delaware action was consolidated with the New York action, and in August 1995 the United States District Court for the Southern District of New York granted a preliminary injunction prohibiting the commercial introduction in the U.S. of BTG's hGH. BTG appealed to the United States Court of Appeals for the Federal Circuit ("CAFC"), which in April 1996 affirmed the preliminary injunction obtained by Genentech, finding that Genentech had established before the District Court a reasonable likelihood of success on the merits of its patent infringement claim. The case now returns to the Federal District Court in New York for further proceedings and trial. During 1995, the Company incurred total legal fees relating to this litigation of $824,000, which amount was capitalized but subsequently written-off in the first quarter of 1996. In addition, the Company wrote-off previously capitalized expenses incurred in connection with the preparation for launch of hGH in the United States. The Company is currently evaluating its options in light of the CAFC decision. If the Company continues to pursue the litigation with Genentech, it will incur substantial legal fees in defending and prosecuting these lawsuits.

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 1996
                 compared with three months ended March 31, 1995

  This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations:

The Company has been principally engaged in research and product development activities since it commenced operation in October 1980 and has incurred substantial net losses from inception.

The Company reported net income of approximately $0.9 million or $0.02 per share in the three months ended March 31, 1996 compared to a net income of $0.4 million or $0.01 per share in the three months ended March 31, 1995. The Company had approximately 0.2 million additional shares outstanding for the three months ended March 31, 1996 as compared to the same period in 1995.

Revenues from product sales, derived primarily from the Company's human growth hormone ("hGH"), pharmaceutical grade hyaluronic acid ("BioLon(R)") and Oxandrolone ("Oxandrin(R)") products, amounted to $7,695,000 and $5,183,000, or 73% and 94% of revenues (exclusive of interest income), for the three month periods ended March 31, 1996 and 1995, respectively. Sales of hGH were $5,207,000 and $3,840,000 in the three months ended March 31, 1996 and 1995, or 68% and 75% of product sales, respectively. The increase in sales of hGH was primarily the result of increased sales to JCR Pharmaceuticals Co., Ltd., the Company's exclusive distributor in Japan. Sales of BioLon were $873,000 and $726,000, or 11% and 14% of product sales, in the three month period ended March 31, 1996 and 1995, respectively. The increase in sales of BioLon was mainly due to new product launches during the first quarter of 1996. In December 1995 the Company launched Oxandrin in the United States and revenues from Oxandrin product sales were $502,000, or 7% of total product sales, in the three months ended March 31, 1996. This amount, together with the approximately $2,992,000 sold to Quantum Health Resources, BTG's exclusive distributor, in December 1995 in connection with the product launch, represented Quantum's product inventory needs for the first several months following the product's introduction. In aggregate, $1,113,000 and $617,000 were earned from sales of other products for the three month periods ended March 31, 1996 and 1995, respectively.

For the three month periods ended March 31, 1996 and 1995 contract fees of $2,725,000 and $95,000, or 26% and 2%, respectively, of revenues (exclusive of interest income), were earned. Of the contract fees earned in the three months ended March 31, 1996, $2,500,000, or 92% of total contract fees, was earned in respect of vitamin D, of which $2,000,000 was earned in respect of a fee paid to its European licensee in connection with termination of a sublicense and $500,000 was earned in connection with the license of distribution rights in the United States, and $75,000 was earned in respect of BioLon. For the three months ended March 31, 1995, $85,000, or 89% of total contract fees, was earned in respect of the license of the marketing rights for the Company's hGH in South America.

                                 BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

For the three month periods ended March 31, 1995 research and development revenues under collaborative agreements of $188,000, or 3% of revenues (exclusive of interest income), was earned, all of which was earned with respect to AIDS research for the National Institutes of Health ("NIH").

During the three months ended March 31, 1996 and 1995, other revenues, which consist primarily of partial funding of several of the Company's research and development projects by the Chief Scientist of the Israeli government ("Chief Scientist"), were $100,000 and $50,000, respectively, or 1% of revenues (exclusive of interest income) for each period. For the three months ended March 31, 1996, Chief Scientist funding represented 100% of other revenues as compared with 88% in the same period in 1995.

Interest income on the Company's investment portfolio amounted to $191,000 and $226,000 for the three month periods ended March 31, 1996 and 1995, respectively. The decrease in interest income derived primarily from lower average cash balances in the three months ended March 31, 1996 as compared to the same period in 1995.

The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. Expenditures for research and development in the three month periods ended March 31, 1996 and 1995 were $3,104,000 and $2,845,000, respectively. The increase in these expenditures resulted primarily from an increase in expenses and headcount associated with the clinical studies conducted by the Company. Expenditures for research and development in the three months ended March 31, 1995 include $673,000 on behalf of Bio-Cardia Corporation, which were not reimbursed to the Company. See "-Liquidity and Capital Resources."

Cost of product sales, primarily related to commercial sales of hGH, BioLon and Oxandrin, were $1,166,000 and $652,000 in the three month periods ended March 31, 1996 and 1995, respectively. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Cost of product sales as a percentage of product sales is expected to decrease as the quantity sold increases due to economies of scale. In addition, certain products, such as hGH, have a lower cost of sales than other products.

General and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $1,920,000 and $1,660,000, respectively. The increase primarily resulted from an increase in salaries, mainly in respect of business development, public relations and professional fees.

Marketing and sales expenses for the three months ended March 31, 1996 were $1,209,000. These expenses relate primarily to the sales and marketing force in the United States which the Company established during 1995 to promote distribution of Oxandrin and the Company's other products in the United States.

Commissions and royalties expenses for the three months ended March 31, 1996 and 1995 were approximately $968,000 and $150,000, respectively. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

For the three month periods ended March 31, 1996 and 1995 the Company recorded interest and finance expenses of $35,000 and $40,000, respectively.

In the three months ended March 31, 1996, the Company wrote-off $1,383,000 of capitalized expenses relating to human growth hormone as a result of the affirmation by the United States Court Appeal for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States. The write-off consists of legal costs related

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

to the litigation with Genentech and U.S. hGH launch preparation costs. See "- Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1995 was $18,186,000 as compared to $15,200,000 at December 31, 1995.

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

The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 14% in 1994, 8% in 1995 and at a 4% annual rate in the three month period ended March 31, 1996. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1994 and 1995 the Shekel was devalued by approximately 1% and 4%, respectively, against the U.S. dollar. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and sales of Bio-Tropin(TM), the Company's human growth hormone product in Israel, and BioLon in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

The Company maintains its funds in money market funds, commercial paper and other liquid short-term debt instruments. The Company's investment policy is to preserve principal and to avoid risk.

The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuance of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income
(loss) plus depreciation and amortization, and financings, if any, undertaken by the Company. Net cash provided by operations was $6,640,000 and $1,153,000 in the three months ended March 3, 1996 and

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

1995, respectively. The increase in net cash provided by operating activities in the first quarter of 1996 was primarily the result of higher net income, a write-off of legal costs related to the litigation with Genentech and U.S. hGH launch preparation costs, a decrease in accounts receivable and an increase in other current liabilities, partially offset by an increase in inventories and in prepaid expenses and other current assets.

The Company does not currently have any material commitments for capital expenditures.

At March 31, 1996, intangibles, net consist of (i) $2,389,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $1,606,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

The Company is party to several proceedings relating to patents owned by it or others. The Company cannot predict the costs of such proceedings, and there can be no assurance that such costs will not be significant. Should the Company be unsuccessful in any of these proceedings, it may be unable to commercialize the products which are the subject of such proceedings in certain countries, and may be unable to produce the products in Israel, which could have a material adverse effect on the Company's revenues and results of operations.

On March 16, 1993, Genentech filed a complaint with the U.S. International Trade Commission (the "ITC") alleging, among other things, that BTG's importation of hGH into the United States violates Section 337 of the Tariff Act of 1930 because of the existence of certain claims in U.S. patents of Genentech. Genentech sought an immediate investigation and an order that BTG cease and desist from importing hGH into the United States. The trial on the Genentech complaint was held in April 1994. In January 1995 the ITC issued a final decision dismissing the complaint with prejudice as a sanction for Genentech's conduct which resulted in an incomplete record and violated the due process rights of BTG and NovoNordisk A/S, another respondent in the proceeding. The ITC also found no violation by BTG of Section 337 of the Tariff Act of 1930. Genentech appealed the ITC decision to the United States Court of Appeals for the Federal Circuit (the "CAFC"). The appeal was heard on December 4, 1995, and a decision is pending. During 1993 and 1994, BTG incurred total legal fees of approximately $4.2 million relating to the ITC proceeding.

On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgment as to the noninfringement, invalidity and unenforceability of such Genentech patents. The Delaware action was consolidated with the New York action, and in August 1995 the United States District Court for the Southern District of New York granted a preliminary injunction prohibiting the commercial introduction in the U.S. of BTG's hGH. BTG appealed to the CAFC, and the appeal was heard on December 4, 1995 (during the same session as the ITC appeal discussed above). In April 1996, the CAFC affirmed the preliminary injunction obtained by Genentech, finding that Genentech had established before the District Court a reasonable likelihood of success on the merits of its patent infringement claim. The case now returns to the Federal District Court in New York for further proceedings and trial. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount was capitalized but subsequently written-off in the first quarter of 1996. The Company is currently evaluating

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

its options in light of the CAFC decision. If the Company continues to pursue the litigation with Genentech, it will incur substantial legal fees in defending and prosecuting these lawsuits.

The Company believes that its remaining cash resources as of March 31, 1996, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds if needed or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities, and prohibit the sale of equity securities at a price per share of less than $1.00 (as adjusted under certain circumstances). The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K:

             Current Report on Form 8-K dated April 8, 1996, relating to the decision of the United States Court of Appeals for the Federal Circuit to affirm the district court's grant of a preliminary injunction prohibiting the importation of the Company's human growth hormone into the United States.

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


                                BIO-TECHNOLOGY GENERAL CORP.
                                    (Registrant)


                                By:  /s/ SIM FASS
                                     -----------------------------
                                     Sim Fass
                                     President and
                                     Chief Executive Officer,
                                     Principal Executive Officer


                                     /s/ YEHUDA STERNLICHT
                                     -----------------------------
                                     Yehuda Sternlicht
                                     Vice President-Finance and
                                     Chief Financial Officer,
                                     Principal Financial and Accounting Officer


Dated: April 30, 1996