Form 10-Q
period 1996-06-30
BIO TECHNOLOGY GENERAL CORP
filed 1996-08-14
CIK 722104

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                                 (908) 632-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                         Former address: Not Applicable


              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock, par value $.01 per share,
        outstanding as of August 9, 1996                44,504,547
                                                        ----------

================================================================================

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                  ------------

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

      Item 1. Financial Statements:

              Consolidated Balance Sheets at
                 June 30, 1996 and December 31, 1995........................   3

              Consolidated Statements of Operations for the six months
                 ended June 30, 1996 and 1995 and for the three months
                 ended June 30, 1996 and 1995...............................   4

              Consolidated Statement of Changes in
                 Stockholders' Equity for the six
                 months ended June 30, 1996.................................   5

              Consolidated Statements of Cash Flows
                 for the six months ended
                 June 30, 1996 and 1995.....................................   6

              Notes to Consolidated Financial
                 Statements.................................................   7

      Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations..............................................   9

Part II. Other Information

      Item 4. Submission of Matters to a Vote of
              Security Holders..............................................  14

      Item 6. Exhibits and Reports on Form 8-K..............................  14

                                                      BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                                   CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)
                                                                 June 30, 1996    December 31, 1995
                                                                  (Unaudited)
- ---------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents ...................................      $ 15,809          $  6,886
 Short-term investments ......................................         2,951             3,989
 Accounts receivable .........................................         9,445             6,347
 Inventories .................................................         2,699             2,118
 Prepaid expenses and other current assets ...................         1,232             1,247
                                                                    --------          --------
  Total current assets .......................................        32,136            20,587

Property and equipment, net ..................................         5,267             4,922
Intangibles, net .............................................         3,781             5,078
Patents, net .................................................           509               457
Other assets .................................................           550               693
                                                                    --------          --------
  Total assets ...............................................      $ 42,243          $ 31,737
                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt ...........................      $     27          $     27
 Accounts payable ............................................         1,636             1,123
 Other current liabilities ...................................         5,872             4,237
                                                                    --------          --------
  Total current liabilities ..................................         7,535             5,387
                                                                    --------          --------

Long-term liabilities ........................................           609               661
                                                                    --------          --------

Stockholders' equity:
 Preferred stock -- $.01 par value; 4,000,000
  shares authorized; no shares issued ........................          --                --
 Common stock -- $.01 par value; 150,000,000 shares
  authorized; issued: 44,417,000 (43,275,000 at
  December 31, 1995) .........................................           444               433
 Capital in excess of par value ..............................       121,991           117,390
 Deficit .....................................................       (87,826)          (91,528)
 Less -- treasury stock at cost, 83,000 shares ...............          (340)             (340)
      -- deferred compensation ...............................          (170)             (266)
                                                                    --------          --------
  Total stockholders' equity .................................        34,099            25,689
                                                                    --------          --------

  Total liabilities and stockholders' equity .................      $ 42,243          $ 31,737
                                                                    ========          ========

The accompanying notes are an integral part of these consolidated balance sheets.



                                                     BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)
                              (in thousands except per share data)

                                                        Six Months Ended         Three Months Ended
                                                            June 30,                  June 30,
                                                       -----------------         ------------------
                                                       1996         1995         1996         1995
- ---------------------------------------------------------------------------------------------------
Revenues:
 Product sales ................................      $19,313      $11,582      $11,618      $ 6,399
 Contract fees ................................        2,795          316           70          221
 Research and development revenues
  under collaborative agreements ..............         --            363         --            175
 Other revenues ...............................          338          327          238          270
 Interest income ..............................          453          452          262          226
                                                     -------      -------      -------      -------
                                                      22,899       13,040       12,188        7,291
                                                     -------      -------      -------      -------
Expenses:
 Research and development .....................        5,934        5,615        2,830        2,771
 Cost of product sales ........................        3,368        1,817        2,202        1,165
 General and administrative ...................        4,250        3,473        2,330        1,813
 Marketing and sales ..........................        2,904         --          1,695         --
 Commissions and royalties ....................        1,281          337          313          186
 Interest and finance .........................           77           81           42           41
 Research and development financing ...........         --            856         --            856
 Write-off in connection with
   litigation .................................        1,383         --           --           --
                                                     -------      -------      -------      -------
                                                      19,197       12,179        9,412        6,382
                                                     -------      -------      -------      -------

Net income (loss) .............................      $ 3,702      $   861      $ 2,776      $   459
                                                     =======      =======      =======      =======

Earnings (loss) per share .....................      $  0.08      $  0.02      $  0.06      $  0.01
                                                     =======      =======      =======      =======

Weighted average number of shares outstanding..       47,351       43,580       47,602       43,765
                                                     =======      =======      =======      =======


The accompanying notes are an integral part of these consolidated statements.

                                                                         BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                    (in thousands)

                                        Common Stock
                                       --------------    Capital in
                                                  Par     Excess of               Treasury    Deferred    Stockholders'
                                       Shares    Value    Par Value     Deficit     Stock   Compensation     Equity
- ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995.........    43,275     $433     $117,390    $(91,528)    $(340)      $(266)      $25,689

Issuance of common stock...........         5                    37                                              37
Exercise of stock options..........       553        5        1,132                                           1,137
Exercise of warrants...............       567        6        3,394                                           3,400
Issuance of common stock on
  Series B note conversions
  (including capitalized
  interest)........................        17                    38                                              38
Amortization of deferred
 compensation......................                                                                 96           96
Net income for six months
 ended June 30, 1996...............                                        3,702                              3,702
                                       ------     ----     --------    ---------    ------      ------      -------
Balance, June 30, 1996.............    44,417     $444     $121,991    $(87,826)    $(340)      $(170)      $34,099
                                       ======     ====     ========    =========    ======      ======      =======


The accompanying notes are an integral part of this consolidated statement.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                 Six Months
                                                               Ended June 30,
                                                            --------------------
                                                              1996       1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income ............................................    $ 3,702     $   861
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Write-off in connection with litigation ..............      1,383        --
  Depreciation and amortization ........................      1,534       1,659
  Gain on disposal of fixed assets .....................        (17)         (7)
  Common stock as payment for services .................         37          43
  Change in: receivables ...............................     (3,098)     (3,098)
             inventories ...............................       (581)       (317)
             prepaid expenses and other current assets..       (543)       (143)
             accounts payable ..........................        513        (279)
             other assets ..............................         (8)        (75)
             other current liabilities .................      1,835        (774)
                                                            -------     -------
 Net cash provided (used) by operating activities ......      4,757      (2,130)
                                                            -------     -------

Cash flows from investing activities:
 Short-term investments ................................     (1,963)       --
 Capital expenditures ..................................     (1,290)       (596)
 Intangibles ...........................................        (56)       (316)
 Proceeds from sales of short-term investments .........      3,002        --
 Change in patents .....................................        (95)        (94)
 Proceeds from sales of fixed assets and investment ....         45          25
                                                            -------     -------
 Net cash used in investing activities .................       (357)       (981)
                                                            -------     -------

Cash flows from financing activities:
 Proceeds from issuance of common stock ................      4,537          44
 Repayment of common stock subscriptions ...............       --            75
 Interest on Series A and Series B Notes ...............        (14)        (21)
 Purchase of treasury stock ............................       --           (37)
 Repayment of Series A Notes ...........................       --           (31)
                                                            -------     -------
Net cash provided by financing activities ..............      4,523          30
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents ...      8,923      (3,081)
                                                            -------     -------

Cash and cash equivalents at beginning of year .........      6,886      16,891
                                                            -------     -------

Cash and cash equivalents at end of period .............    $15,809     $13,810
                                                            =======     =======

Supplementary Information

Non-cash investing and financing activities:
 Series A and Series B note conversions ................    $    38     $   185
Other information:
 Interest paid .........................................    $    25     $    37


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

Note 2: Research and Development Financing

On December 31, 1993, the Company and Bio-Cardia Corporation ("Bio-Cardia") completed a private placement of 375 units (the "Offering"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. All of the cash proceeds of the financing were to be received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash portion of the price paid for such stock. In connection with the closing of the financing, the Company licensed to Bio-Cardia the right to pursue the development and commercialization of certain of the Company's products, and the Company entered into a research and development agreement pursuant to which the Company conducted research, development and clinical testing of these products.

Bio-Cardia was unable to pay certain amounts due BTG in respect of research and development conducted by BTG on behalf of Bio-Cardia and in reimbursement of previously incurred research and development expenses as a result of defaults by certain investors in Bio-Cardia. In May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with those Bio-Cardia stockholders who were not in default of their obligations to Bio-Cardia (the "Exchange Offer"). In connection with the Exchange Offer, the Company returned to Bio-Cardia the cash of approximately $2,726,000 necessary to make the Exchange Offer, which cash included $1,920,000 received from Bio-Cardia in 1994 and the six months ended June 30, 1995 but not recognized as revenues. As a result of the Company's return of cash to Bio-Cardia in connection with the Exchange Offer, BTG recognized a research and development financing expense of approximately $806,000 in the three months ended June 30, 1995. The Company reacquired from Bio-Cardia all rights to the products licensed to Bio-Cardia in December 1995.

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


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

Note 4: Income Taxes

The Company has not provided any income taxes for the three and six month periods ended June 30, 1996 and 1995 as any interim tax provision would be offset by available net operating loss carryforwards.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    Three and six months ended June 30, 1996
             compared with three and six months ended June 30, 1995

This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations:

The Company reported net income of approximately $2.8 million and $3.7 million in the three and six month periods ended June 30, 1996, respectively, or $0.06 and $0.08 per share, respectively, compared to a net income of $0.5 million and $0.9 million, or $0.01 and $0.02 per share, in the three and six months ended June 30, 1995, respectively. The Company had approximately 3.8 million additional shares outstanding on a fully-diluted basis for both the three and six month periods ended June 30, 1996 as compared to the same periods in 1995, primarily as a result of the increase in the Company's stock price (which resulted in more outstanding options being considered common equivalent shares because their exercise price was below the fair market value of the common stock), the issuance of approximately 567,000 shares upon the exercise of warrants which expired in May 1996 and the issuance of approximately 553,000 shares upon the exercise of outstanding options.

Revenues from product sales, derived primarily from the Company's human growth hormone ("hGH"), Oxandrolone ("Oxandrin(R)") and pharmaceutical grade hyaluronic acid ("BioLon(R)") products, amounted to $11,618,000 and $19,313,000, or 97% and 86% of revenues (exclusive of interest income), for the three and six month periods ended June 30, 1996, respectively. For the comparable periods in 1995, product sales of $6,399,000 and $11,582,000, or 91% and 92% of revenues (exclusive of interest income), were earned, respectively. Sales of hGH were $6,677,000 and $11,884,000 in the three and six months ended June 30, 1996, or 57% and 62% of product sales, respectively, as compared with $5,201,000 and $9,041,000, or 81% and 78% of product sales, respectively, in the comparable periods in 1995. The increase in sales of hGH was primarily the result of increased sales to JCR Pharmaceuticals Co., Ltd., the Company's exclusive distributor in Japan, and to the Ferring Group, the Company's exclusive distributor in Europe. In December 1995 the Company launched Oxandrin in the United States and revenues from Oxandrin product sales were $3,493,000 and $3,995,000, or 30% and 21% of total product sales, in the three and six months ended June 30, 1996, respectively. Substantially all the Oxandrin sales were to Quantum Health Resources, BTG's exclusive distributor in the United States. Sales of BioLon were $1,237,000 and $2,110,000, or 11% of product sales, in the three and six month periods ended June 30, 1996, respectively, as compared with $868,000 and $1,594,000, or 14% of product sales, in the three and six month periods ended June 30, 1995, respectively. The increase in sales of BioLon was mainly due to new product launches during 1996 as well as increased sales to its distributors who had launched the product prior to January 1, 1996. In aggregate, $214,000 and $1,324,000 were earned from sales of other products for the three and six month periods ended June 30, 1996, respectively, as compared with $130,000 and $575,00, respectively, in the comparable periods in 1995.

For the six month period ended June 30, 1996, contract fees of $2,795,000, or 12% of revenues (exclusive of interest income), were earned as compared to $316,000 or 3% in the comparable period in 1995. Of the contract fees earned in the six months ended June 30, 1996, $2,500,000, or 89% of total contract fees,

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


were earned in respect of vitamin D, of which $2,000,000 was earned in respect of a fee paid in lieu of royalties in connection with termination of a European sublicense and $500,000 was earned in connection with the license of distribution rights in the United States. Of the contract fees earned in the six months ended June 30, 1995, $265,000, or 84% of total contract fees, were earned in respect of the license of marketing rights for hGH in South America and the Far East and $51,000, or 16% of total contract fees, were earned in respect of the license of marketing rights for BioLon in South America and Europe.). Contract fees for the three months ended June 30, 1995, which amounted to $221,000, or 3% of revenues (exclusive of interest income), were earned in respect of the license of marketing rights for hGH in South America and the Far East and BioLon in South America and Europe.

Other revenues consist primarily of partial funding of several of the Company's research and development projects by the Chief Scientist of the Israeli government. For the three and six months ended June 30, 1996, Chief Scientist funding represented 92% and 95%, respectively, of other revenues as compared with 100% and 98%, respectively, in the same periods in 1995.

The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. Expenditures for research and development in the three and six month periods ended June 30, 1996 were $2,830,000 and $5,934,000, respectively, as compared with $2,771,000 and $5,615,000, in the three and six months ended June 30, 1995, respectively. The increase in these expenditures resulted primarily from an increase in expenses and headcount associated with the clinical studies conducted by the Company. Expenditures for research and development in the three and six months ended June 30, 1995 include $1,460,000 and $2,133,000, respectively, for research and development activities conducted on behalf of Bio-Cardia Corporation ("Bio-Cardia"), which were not reimbursed to the Company.

Cost of product sales, primarily related to commercial sales of hGH, Oxandrin and BioLon, were $2,202,000 and $3,368,000 in the three and six month periods ended June 30, 1996, respectively, as compared with $1,165,000 and $1,817,000 for the same periods last year. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expenses for the three and month periods ended June 30, 1996 were $2,330,000 and $4,250,000, respectively, as compared with $1,813,000 and $3,473,000 for the same periods last year. The increase primarily resulted from an increase in salaries, mainly in respect of business development, and some professional services.

Marketing and sales expenses for the three and six months ended June 30, 1996 were $1,695,000 and $2,904,000, respectively. These expenses relate primarily to the sales and marketing force in the United States which the Company established during 1995 to promote distribution of Oxandrin and the Company's other products in the United States.

Commissions and royalties expenses for the three and six months ended June 30, 1996 were approximately $313,000 and $1,281,000, respectively. In the same periods in 1995 commissions and royalties expenses were $186,000 and $337,000, respectively. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

Research and development financing expenses for the three and six months ended June 30, 1995 consist of funds provided to Bio-Cardia, of which $806,000 was provided in connection with the Exchange Offer consummated by Bio-Cardia in May 1995, and $50,000 was provided to allow Bio-Cardia to meet its current expenses. See -- "Liquidity and Capital Resources."

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


In the six months ended June 30, 1996, the Company wrote-off $1,383,000 of capitalized expenses relating to human growth hormone as a result of the affirmation by the United States Court Appeal for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States. The write-off consists of legal costs related to the litigation with Genentech and U.S. hGH launch preparation costs. See "-- Liquidity and Capital Resources."

Liquidity and Capital Resources

The Company's working capital at June 30, 1996 was $24,601,000 as compared to $15,200,000 at December 31, 1995.

The Company's cash requirements have been satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects, and (v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy the Company's cash requirements.

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

The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 14% in 1994, 8% in 1995 and at a 14% annual rate in the six month period ended June 30, 1996. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1994 and 1995 the Shekel was devalued by approximately 1% and 4%, respectively, against the U.S. dollar. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and sales of Bio-Tropin(TM), the Company's human growth hormone product in Israel, and BioLon in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

The Company maintains its funds in money market funds, commercial paper and other liquid short-term debt instruments. The Company's investment policy is to preserve principal and to avoid risk.

The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuance of common stock and other financings. The

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


Company expects that cash flow in the near future will be primarily determined by the levels of net income (loss) plus depreciation and amortization, and financings, if any, undertaken by the Company. In the six months ended June 30, 1996, net cash increased by $8,923,000, primarily as a result of net income of $3,702,000, depreciation and amortization and write-off in connection with litigation aggregating $2,917,000, an increase in current liabilities of $2,340,000 and proceeds of $4,537,000 from the issuance of Common Stock upon the exercise of outstanding warrants and options, partially offset by an increase in current assets of $4,222,000. In the six months ended June 30, 1995 net cash decreased by $3,081,000, primarily as a result of an increase in current assets of $3,558,000, a decrease in current liabilities of $1,053,000 and net investing activities of $981,000 partially offset by net income of $861,000 and depreciation and amortization of $1,659,000. Net investing activities during the six months ended June 30, 1995 include capitalization as marketing rights of $316,000 of litigation expenses related to the launch of human growth hormone in the United States. These amounts were added to the "Marketing Rights" on the balance sheet, but were subsequently written-off in the first quarter of 1996.

The Company does not currently have any material commitments for capital expenditures.

At June 30, 1996, intangibles, net consist of (i) $2,281,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $1,500,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


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

The Company believes that its remaining cash resources as of June 30, 1996, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds if needed or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 27, 1996.

     (c) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

           Name                                 Votes For       Votes Withheld
           ----                                 ----------      --------------
           Herbert J. Conrad ...............    39,174,436          122,676

           Sim Fass ........................    39,174,336          122,776

           Hoffer Kaback ...................    39,172,936          124,176

           Charles MacDonald ...............    39,173,936          123,176

           Moses Marx ......................    39,174,436          122,676

           David Tendler ...................    39,173,936          123,176

           Virgil Thompson .................    39,173,936          123,176

           Dan Tolkowsky ...................    39,173,816          123,296

           Bradford T. Whitmore ............    39,174,436          122,676


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



                                 BIO-TECHNOLOGY GENERAL CORP.
                                        (Registrant)


                                 By: /s/ SIM FASS
                                     ------------------------------------------
                                     Sim Fass
                                     President and
                                     Chief Executive Officer,
                                     Principal Executive Officer


                                     /s/ YEHUDA STERNLICHT
                                     ------------------------------------------
                                     Yehuda Sternlicht
                                     Vice President-Finance and
                                     Chief Financial Officer,
                                     Principal Financial and Accounting Officer


Dated: August 12, 1996