Form 10-K
period 1996-12-31
BIO TECHNOLOGY GENERAL CORP
filed 1997-03-27
CIK 722104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

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

           Securities registered pursuant to Section 12(g) of the Act:
         7 1/2% Convertible Senior Subordinated Notes Due April 15, 1997
             11% Convertible Senior Subordinated Debentures Due 2006
     Warrants to Purchase Shares of Common Stock, par value $.01 per share, at a purchase price of $5.49 per Share
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES  X           NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 20, 1997 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$630,373,411. Common Stock outstanding as of March 20, 1997: 46,645,885 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement for its 1997 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1. BUSINESS

GENERAL OVERVIEW

      Bio-Technology General Corp. ("BTG" or the "Company"), founded in 1980, is principally engaged in the research, development, manufacture and marketing of products for human health care. The Company is focusing primarily on the development of therapeutic products that address serious conditions such as endocrine and metabolic disorders, cardio/pulmonary diseases and skin disorders, as well as products used in ophthalmic surgery.

      The Company's marketed products include Bio-Tropin(TM) (human growth hormone), which is currently being marketed in several countries in Europe, Latin America, Asia and the Far East for the treatment of growth hormone deficiency in children; Oxandrin(R) (oxandrolone), which is primarily marketed in the United States, for the treatment of weight loss due to general trauma, chronic infection or extensive surgery and for the treatment of weight loss due to unknown pathophysiology; BioLon(TM) (sodium hyaluronate), which is currently marketed in several countries in North and Latin America, Europe, Asia, Africa and the Far East for the protection of the corneal endothelium during intraocular surgery; Delatestryl(R) (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty; and Silkis(R), a vitamin D derivative, which is currently approved in two European countries for the topical treatment of recalcitrant psoriasis. During 1996 the Company expanded its sales and marketing force in the United States, initially established in 1995, to promote the distribution of Oxandrin and other BTG products in the United States.

      The Company's principal products in registration, advanced stages of development and clinical testing include Oxandrin for the treatment of Turner syndrome in girls and constitutional delay of growth and puberty in boys; Androtest-SL(R) (sublingual testosterone) for hypogonadism; Bio-Hep-B(TM), a third generation vaccine against hepatitis B virus; a higher dose formulation of oxandrolone for AIDS cachexia; OxSODrol(TM) (human superoxide dismutase) for the treatment of bronchopulmonary dysplasia in premature infants; and Imagex(TM), a clot-imaging agent. BTG's current pre-clinical research focus is on cardiovascular drugs, principally BioFlow(TM), an anti-reocclusion agent, and Factorex(TM), an anti-coagulant.

      The Company's headquarters are located at 70 Wood Avenue South, Iselin, New Jersey, where the Company has leased approximately 23,000 square feet of office space. The Company's overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at the Company's headquarters. Pre-clinical studies, research and development activities and manufacturing of the Company's genetically engineered products are primarily carried out through its wholly-owned subsidiary in an approximately 80,000 square foot research and Good Manufacturing Practice ("GMP") designed manufacturing facility located in Rehovot, Israel. All references herein to BTG or the Company mean Bio-Technology General Corp. and its wholly-owned subsidiaries, Bio-Technology General (Israel) Ltd. ("BTG-Israel"), BTG Pharmaceuticals Ltd. and BTG Pharmaceuticals Ltd. N.V.

PRODUCTS AND APPLICATIONS

Products under Commercialization

      Bio-Tropin (human growth hormone)--Growth Hormone Deficiency

      Human growth hormone ("hGH") is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation. A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism. The Company estimates that worldwide sales of human growth hormone for treating hGH deficiency in 1996 were more than $1 billion. Geographic distribution of worldwide sales of human growth hormone is estimated by the Company to be approximately 30% in North America and 25% in Europe, with the balance in Japan and other countries.

      Company scientists first produced hGH by recombinant DNA methods in the early 1980's. The Company has licensed exclusive marketing rights for growth-related indications in Japan, Europe, the Pacific Rim, Canada and certain Latin American countries to certain pharmaceutical partners. Pursuant to these agreements, the Company manufactures bulk hGH or finished product for all its partners. BTG-Israel currently distributes hGH in Israel.

      In 1988, the Company granted exclusive distribution rights in Japan to JCR Pharmaceuticals Co., Ltd. ("JCR") for all hGH-related pharmaceutical indications. JCR conducted clinical testing of the Company's hGH for short-stature and filed for Japanese regulatory approval in August 1991, which approval was received in April 1993, and JCR began marketing hGH in June 1993. JCR has also completed a clinical trial to test the efficacy of the Company's hGH in treating Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are of shorter stature than normal, and filed for regulatory approval in January 1994. JCR expects to obtain approval to market hGH for Turner syndrome during 1997, although there can be no assurance that such approval will be obtained in this time frame, or at all. In January 1995, the Company granted JCR exclusive distribution rights in The People's Republic of China for all hGH-related pharmaceutical indications. Sales of hGH to JCR in 1996 were approximately $13 million, representing 32% of the Company's total 1996 product sales and 71% of the Company's total 1996 hGH product sales. In September 1993 JCR received a letter from attorneys representing Genentech Inc. ("Genentech") and its licensee, Kabi Pharmacia AV, claiming that JCR's sale of the Company's hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of the Company's hGH in Japan. During 1994, JCR and BTG filed oppositions to two Genentech patent applications in Japan that were first published for opposition in the first half of 1994. Decisions on these oppositions are pending. There can be no assurance that BTG and/or JCR will be successful in their oppositions to these patents. Although the Company does not believe that it is infringing or has ever infringed any valid Genentech patent or patent application, there can be no assurance that BTG's hGH will not be found to infringe certain Genentech patents in Japan. If the Company's hGH is found to infringe certain Genentech patents in Japan, JCR and/or the Company may be obligated to pay damages, and would need to obtain a license from Genentech in order to continue sales of hGH in Japan. There can be no assurance that such a license will be granted by Genentech, or that JCR will not be required to stop selling the Company's hGH in Japan. See "--Patents and Proprietary Rights."

      In November 1992, the Company entered into an exclusive distribution agreement with the Ferring Group for the marketing of the Company's human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Sales began during the fourth quarter of 1994 and is now approved in 16 countries in Ferring's territory. Sales of hGH to the Ferring Group in 1996 were approximately $3.2 million, representing 8% of the Company's total 1996 product sales and 17% of the Company's total 1996 hGH product sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      In June 1993, the Company filed an update of the NDA for Bio-Tropin with the FDA, which approved Bio-Tropin for marketing in the United States in May 1995. In August 1995, Genentech obtained a preliminary injunction prohibiting the commercial introduction of Bio-Tropin in the United States pending the outcome of litigation with Genentech regarding the validity and infringement of certain U.S. Genentech patents relating to human growth hormone. The Company's appeal of the grant of the preliminary injunction to the United States Court of Appeals for the Federal Circuit (the "CAFC"), and a subsequent petition for writ of certiorari filed in the U.S. Supreme Court, were denied. See "Item 3.
Legal Proceedings."

      In December 1993, BTG entered into an agreement with Novopharm Ltd. ("Novopharm") pursuant to which Novopharm is the Company's exclusive distributor for hGH in Canada. Novopharm is pursuing approval for hGH in Canada, although there can be no assurance that approval will be obtained. In December 1994 the Canadian Bureau of Biologics requested additional data and information necessary for the Bureau to continue its review of the application for approval; the requested data and information were submitted in March 1995. In connection with the approval process, inspections of the Company's manufacturing plant were conducted in 1991 and early 1995 by the Canadian Bureau of Biologics. In October 1996, the Bureau conducted an inspection of the Company's filling contractor, Dr. Madhaus. However, Canadian third party patents and Canadian legal issues may preclude introduction of the Company's hGH in Canada prior to 2003.

      In 1988, the Company granted Scitech Medical Products, Pte. Ltd., a Singapore company ("Scitech"), exclusive hGH distribution rights in Taiwan, Hong Kong, Singapore, Thailand and South Korea, which rights were subsequently extended to Australia, New Zealand, the Philippines and certain other Pacific Rim countries. Scitech has sublicensed exclusive hGH distribution rights in South Korea to Korean Green Cross Corporation, a major South Korean pharmaceutical company, which began marketing the Company's hGH in South Korea under the Sci-Tropin(TM) trademark in 1991. In 1995, Sci-Tropin was approved and launched in Singapore. Sci-Tropin was approved in Australia in 1996 and Scitech expects to begin marketing Sci-Tropin when regulatory approval of the delivery device for Sci-Tropin is approved, which approval is not expected before 1998 at the earliest. Scitech expects that during 1997 approvals for the marketing of hGH in Hong Kong, Indonesia, Malaysia, New Zealand and Taiwan will be granted on the basis of European approval, a Free Sale Certificate from the FDA and additional information provided by BTG for registration filings in these countries. There can be no assurance that such approvals will be received within this time frame or at all.

      The Company received approval for hGH from the Israel Ministry of Health in April 1988 and began direct marketing in Israel under the Bio-Tropin trademark in October 1988. In July 1992, the Company's hGH was approved by the Israel Ministry of Health for the treatment of a second indication, Turner syndrome.

      The Company's growth hormone is also being sold by third party distributors in Mexico, Argentina, Uruguay and Brazil. In addition, regulatory approval to market BTG's growth hormone is pending in 14 Latin American countries, South Africa and Cyprus.

      The Company's human growth hormone product is currently being marketed by Ferring in Europe and JCR in Japan in conjunction with a needleless delivery device. Most of the Company's other third-party distributors are expected to utilize this delivery device as well. BTG has licensed exclusive rights to this delivery device in the United States for use with the Company's hGH.

      Oxandrin (oxandrolone)

      The Company's oxandrolone product, trademarked Oxandrin, is an oral anabolic agent that is an analogue of testosterone.

      In 1964, the FDA approved oxandrolone for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight. BTG subsequently obtained the rights to oxandrolone from G.D. Searle & Co. ("Searle") through BTG's acquisition of Gynex Pharmaceuticals Inc. in August 1993, and in December 1995 re-launched the product in the U.S. for this indication. The Company believes that Oxandrin is the only FDA approved oral anabolic agent for this indication.

      Weight Loss. Involuntary weight loss is a serious (and sometimes life-threatening) condition that affects patients with a wide variety of chronic and acute disease processes. The causes of this weight loss are believed to be multifactorial, with inadequate nutrient intake and an altered metabolic state playing central roles. Disease- or therapy-induced nausea and vomiting and gastrointestinal obstruction or dysfunction are some of the other causes of weight loss. Malnutrition, the pathophysiology of which is unknown, is the one condition common to all weight loss disorders, regardless of etiology. Such involuntary weight loss is seen in cancer, AIDS, chronic obstructive pulmonary disease, muscular dystrophies, burns, surgery, recovery and trauma. The Company is currently conducting Phase IV (post approval) clinical trials to further support the role of Oxandrin in the treatment of many of these conditions. Protein breakdown (catabolism), which often results in loss of lean body mass, increases in serious diseases and after severe trauma or extensive surgery. If not reversed, catabolism can lead to morbidity and mortality.

      It has been widely published that anabolic agents promote protein synthesis which may promote the building of lean body mass and ultimately weight gain. The Company estimates the incidence of involuntary weight loss in the United States exceeds several million persons each year.

      Natural androgens, such as testosterone, stimulate protein-building, anabolic activity in skeletal muscle, bone and kidneys, resulting in a positive nitrogen balance and increased protein synthesis. In patients recovering from catabolic conditions such as severe trauma, infections, burns and other debilitating illnesses, testosterone and testosterone derivatives have been found to increase anabolic activity. However, because natural androgens also possess androgenic or virilizing properties, which are considered undesirable side-effects in the treatment of weight loss, particularly in women, a potent anabolic effect and weak androgenic effect are preferable drug properties for this condition.

      Oxandrolone is an oral anabolic steroid with a wide separation between anabolic and androgenic activities. Clinical trials have shown that oxandrolone is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions with a low potential for androgenic activity. Unlike many other anabolic steroids, Oxandrin undergoes little overall metabolic transformation in the liver, which the Company believes offers a safety advantage over other androgenic/anabolic alternatives that are metabolized in the liver and have the potential to cause liver toxicity.

      The Company is currently conducting Phase III clinical trials in severe AIDS wasting using a higher dosage formulation than the marketed product. The Company has received orphan drug designation for AIDS wasting and, if approved prior to any other company receiving FDA approval of oxandrolone to treat AIDS wasting, will receive seven years of market exclusivity for this indication and for the new formulation used in this study. Orphan Drug designation is reserved for drugs that may be useful in the treatment of diseases or conditions that affect fewer than 200,000 people.

      In addition to a long term exclusive supply agreement with Searle, BTG has an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. ("SPA") covering, if necessary, the supply of oxandrolone to BTG through at least 2003 for distribution in certain countries, primarily those outside of Europe, where the SPA process is approved. Currently none of these countries have yet approved the use of the SPA product. BTG is working with SPA to obtain the necessary approvals. Should Searle for any reason be unable to supply Oxandrin to BTG prior to SPA obtaining the necessary approvals, BTG's business, results of operations and financial condition could be materially adversely affected.

      BTG has engaged Quantum Health Resources ("QHR"), a national pharmacy and service provider for patients suffering with chronic disorders, as BTG's exclusive wholesale and retail distributor of BTG's Oxandrin and Delatestryl products in the United States. QHR also manages the patient reimbursement of both products. Sales of Oxandrin in 1996 were primarily to QHR and amounted to approximately $15.0 million, representing 37% of the Company's total 1996 product sales. In July 1996 Olsten Corporation acquired QHR.

      Pediatric Growth Disorders. Published literature indicates that oxandrolone has been used by pediatric endocrinologists over the past 20 years to treat growth disorders, including Turner syndrome in girls and constitutional delay of growth and puberty in boys. BTG believes that Searle, from which the Company acquired exclusive worldwide rights, never conducted safety and efficacy studies of oxandrolone in the treatment of these pediatric growth disorders and therefore never requested FDA approval to market the product for these disorders. The Company has conducted a phase III placebo-controlled study to evaluate the safety and efficacy of Oxandrin to increase the growth rate and improve the self-image of girls with Turner syndrome. A phase III placebo-controlled study to evaluate the safety and efficacy of Oxandrin to increase the growth rate and self-image of boys with constitutional delay of growth and puberty has also been completed and an NDA supplement to the existing approval of Oxandrin for weight gain was submitted to the FDA in 1996 for both pediatric indications. The Company has supplemented its submission with biopharmaceutic data pursuant to an FDA request. The Company has been informed by the FDA that the data provided in the Company's NDA submission for Turner syndrome was not sufficient for approval. The Company is assessing how to supplement the NDA with the additional data requested by the FDA, and there can be no assurance it will be able to do so. The Company currently sells Oxandrin for both pediatric indications in the United States on a cost recovery basis pursuant to Treatment INDs granted in 1993.

      In response to Company submissions made in 1990, the FDA has designated the Oxandrin product as an Orphan Drug for both the treatment of Turner syndrome and for the treatment of constitutional delay of growth and puberty. BTG estimates there are approximately 5,000 to 8,000 girls and women with treatable Turner syndrome and approximately 30,000 boys with treatable constitutional delay of growth and puberty in the United States. Under current Orphan Drug legislation, if the FDA approves the Oxandrin product for Turner syndrome in girls or for the treatment of constitutional delay of growth and puberty in boys before any other company receives FDA approval of oxandrolone to treat such conditions, BTG will receive certain benefits, including seven years of marketing exclusivity for the approved indication(s).

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

      BioLon (sodium hyaluronate)

      Sodium Hyaluronate ("HA") is a high-viscosity, gel-like fluid. The Company has developed a sodium hyaluronate-based product, trademarked BioLon, for use in ophthalmic surgery procedures such as cataract and intraocular lens transplantation. The BioLon product is a syringe filled with a 1% sodium hyaluronate solution.

      The Company has concluded agreements for the commercialization and distribution of the BioLon product with several companies covering most countries in Europe and Latin America and several countries in Africa, Asia and the Far East. These agreements provide for license fees and/or royalties and most require minimum guaranteed sales in the first years after registration and commencement of commercialization. Product sales of BioLon commenced in early 1993 and BioLon is currently approved for sale in approximately 30 countries.

      In June 1995, BioLon was approved as a medical device by mdc, a notified body of the European Economic Community. As a result, a CE mark granted to the product and appearing on the product box allows the Company's partners to freely market BioLon throughout Europe. Following the European-wide approval, BioLon was launched in several European countries.

      A Pre Marketing Approval ("PMA") was submitted to the FDA in May 1996. The Company is currently preparing a response to questions regarding the submission which were raised by the FDA. Commercialization of the product in the United States was previously precluded by a patent licensed to Pharmacia AB, which expired in February 1996.

      In December 1996, the Company licensed to Rohto Pharmaceutical Company Ltd. the right to pursue the commercialization of BioLon in Japan and certain other Pacific Rim countries. Rohto will pay up front license fees upon reaching certain milestones, of which $500,000 was paid in 1996, and royalties on sales of product.

      The Company is also developing a second-generation product having a higher viscosity than BioLon. Following testing and the receipt of regulatory approval, of which there can be no assurance, the new product will be included in the existing CE certification.

      Delatestryl(R) (testosterone enanthate)

      Delatestryl is the Company's injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with impotence, reduced libido, insufficient muscle development and bone loss. The Company believes approximately 400,000 men in the United States suffer from this condition. The product is also prescribed for delayed puberty, which BTG believes is a problem for approximately 80,000 boys in the United States. Under an agreement with Bristol-Myers Squibb ("Bristol"), the Company acquired the approved NDA and trademark for Delatestryl and Bristol has agreed to manufacture Delatestryl for the Company for up to five years ending in 1997. The Company is currently negotiating with Bristol to extend the term of the supply agreement, although there can be no assurance an extension can be obtained on reasonable terms or at all. If Bristol is unwilling to extend the supply agreement, the Company will need to find a new manufacturer of Delatestryl, and there can be no assurance the Company will be able to do so. Additionally, the need to find a new manufacturer could delay the commercialization of Delatestryl. The Company pays Bristol a fee based on its sales of Delatestryl. The Company began the sale and distribution of Delatestryl in mid-1992.

      Vitamin D Derivative -- Anti-Psoriasis/Contact Dermatitis Agent

      The Company has licensed exclusive rights to patents covering the composition and use of certain vitamin D derivatives in the topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain. The British patent has also been extended to Singapore and Hong Kong. In March 1996, the Company sublicensed exclusive rights under the patents in the United States to Galderma S.A. ("Galderma"). Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales of products. In 1987 and 1989, respectively, the Company sublicensed exclusive rights under the patents in the United States to Hoffmann-La Roche, Inc. ("Roche") and in the major Western European countries to Solvay Duphar B.V. ("Duphar"), a subsidiary of Solvay & Cie. Duphar completed clinical studies on psoriasis necessary to obtain regulatory approvals in Europe and submitted applications for approvals in The Netherlands, Ireland, England and Switzerland. In 1993 Duphar determined to discontinue its efforts in the dermatological field and, with BTG's consent, in January 1994 Duphar sublicensed its rights to Cilag S.A. ("Cilag"), an affiliate of Johnson & Johnson, which received an approval for the drug in The Netherlands and Switzerland in 1995. Cilag terminated the sublicense agreement in mid-1995, and Duphar subsequently sublicensed its rights to Galderma in 1996. The Company is to receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries in which the vitamin D derivative patents have issued. In March 1996 the Company received $2 million as a result of Cilag's termination of its agreement with Duphar. Unlike the ointment formulation used by Duphar in Europe, the cream formulation clinically tested by Roche produced side effects that slowed the U.S. clinical program. Roche decided not to pursue commercialization of this product and the license was terminated by mutual agreement.


Products in Registration and Clinical Trials

      Androtest-SL (sublingual testosterone).

      Testosterone, which is presently administered by deep intramuscular injection or transdermal patch, is used to treat male hypogonadism, a condition which BTG believes affects approximately 400,000 men in the United States. The condition is associated with impotence, suppressed libido, insufficient muscle development, bone loss and other conditions. Testosterone injections are also used to treat boys with constitutional delay of growth and puberty, of which there are, in BTG's estimation, approximately 80,000 in the United States.

      In 1986, the Company licensed from the U.S. Department of Commerce a U.S. patent relating to the sublingual delivery of sex steroids, in which the drug is absorbed into the bloodstream through the mucosal membrane under the tongue. Subsequently the Company licensed from the U.S. Department of Commerce one claim of a related U.S. patent, which patent is currently the subject of an interference action. See "--Patents and Proprietary Rights" and "Item 3. Legal Proceedings." Potential uses of this delivery system include the treatment of conditions in which testosterone, estradiol (an estrogen), or progesterone replacement therapy may be necessary. The Company is currently using such a delivery system for its Androtest-SL sublingual testosterone product for the treatment of hypogonadism and constitutional delay of growth and puberty.

      An advantage of delivery by the sublingual route is that the drug to be delivered is not initially processed in the liver (where drugs are commonly broken down), but is largely absorbed directly into the bloodstream. As a result, lower doses of drug may achieve the desired effect, while potentially reducing adverse side effects.

      Although patents related to the Company's sublingual delivery system exist in the United States, which patents have been assigned to the Company, the Company does not expect to be able to prevent other companies from introducing sublingual steroid replacement products using other delivery systems in the United States or similar delivery systems outside the United States. Additionally, one of the licensed patents is the subject of an interference action. See "-- Patents and Proprietary Rights."

      Androtest-SL is the Company's sublingual testosterone product for the treatment of hypogonadism and constitutional delay of growth and puberty. A multicenter Phase III human clinical trial of the product for the treatment of hypogonadism, initiated in 1993, has been completed. Results indicate that the Androtest-SL product can effectively deliver native testosterone without reported adverse effects. The men in the study reported restoration of libido and potency. These men also preferred the sublingual route of delivery over their previous injectable therapy. BTG's NDA filing was accepted by the FDA in October 1996.

      Until October 1993, native testosterone was not available for patient therapy in the United States. To that date only testosterone (e.g., testosterone enanthate) given by injection or an anabolic given orally were available. Injections are painful and may cause severe mood swings and orally active synthetic androgens have been reported to be toxic to the liver. Androtest-SL avoids the need for injection as it is taken by mouth (sublingually). Daily dosing may allow physicians to better individualize their patients' therapy versus painful intramuscular injections, which are given every 2-3 weeks. Androtest-SL may allow for the delivery of native testosterone in an amount approximately equal to a normal man's daily production of this hormone. The sublingual route of administration may be preferred over injectable therapy and may result in fewer side effects and better control of hypogonadism and constitutional delay of growth and puberty than either injectable or oral testosterone analogs.

      Androtest-SL is currently being manufactured for BTG by ProCyte Corporation, Kirkland, Washington and Applied Analytical Industries Inc., Wilmington, N.C.

      In October 1993 ALZA Corp. ("ALZA") received FDA approval to market a transdermal native testosterone patch for hypogonadism, which was introduced in 1994. The Company believes that sublingual administration may be preferred over ALZA's transdermal patch because of the possibility of skin irritation caused by the patch and the fact that ALZA's patch is designed to be worn on shaven scrotal skin only. In 1995, through a licensing agreement with SmithKline Beecham, Theratech, Inc. introduced a transdermal testosterone patch that requires daily application of two large patches at alternating sites on the back, hip and abdomen. The Company understands that these patches also frequently cause skin irritation.

      It is estimated that with all current forms of therapy, only 50,000 to 60,000 men between the ages of 18 and 60 out of a potential 400,000 are currently being treated for hypogonadism. The Company believes this is primarily a result of patients' and doctors' dissatisfaction with existing products. The Company believes its sublingual formulation offers distinct advantages over the competition.

      Bio-Hep-B(R) (hepatitis-B vaccine)

      The Company has genetically engineered a third generation vaccine against the hepatitis-B virus. The Company's Bio-Hep-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus. The first stage of clinical trials in adults has been completed and showed the vaccine to be safe and highly immunogenic. The Company has expanded its clinical research program to include different target groups focusing on: protective efficacy in neonates; immunogenicity and protection in high risk children; achievement of immune response in immunosuppressed individuals, such as dialysis patients; and non-responders to other commercial vaccines. These studies are aimed at establishing the beneficial effect and advantages of the Company's vaccine.

      The Company has licensed marketing rights to Scitech for the commercialization of the Bio-Hep-B vaccine in certain Pacific Rim territories, excluding Japan and the People's Republic of China. The Company and Scitech have conducted clinical trials in several countries. The Company has been advised by Scitech that in April 1993 Biogen initiated suit against Scitech in Singapore asserting that Scitech's conduct of clinical trials in Singapore constitutes infringement of Biogen's patent rights in Singapore and claiming rights in the data obtained by Scitech through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993, although to date no final decision has been rendered. Biogen's Singapore patent rights are based on the registration of its corresponding UK patents, and the validity of patents in Singapore depends on the validity of the corresponding UK patents. Biogen's broad U.K. patent (on which Singapore registration is based) was invalidated by the U.K. Court of Appeals in October 1994, which decision was upheld by the House of Lords in October 1996. Three claims of a narrower UK patent were upheld, although the Company believes these claims will not affect commercialization of the Company's vaccine.

      In September 1995 the Israeli Registrar of Patents ruled that BTG-Israel is entitled to receive a compulsory license to manufacture the Company's vaccine under Biogen's Israeli patent. In late 1996, the Registrar set the terms of the compulsory license, including royalties to be paid by BTG-Israel to Biogen. Biogen appealed the Registrar's decision to the Tel Aviv District Court. With its appeal Biogen also moved for a stay of the license, which was granted ex parte pending hearings with both parties. Following the hearings which took place in December 1996, the motion was denied in January 1997; however, the ex parte stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and a decision is pending.

      In 1992 Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license application) by virtue of the Company's preparation of its Bio-Hep-B vaccine for use in clinical trials. These proceedings are continuing. See "Item 3. Legal Proceedings."

      The Company is aware that certain other patents have been granted or are pending that may prevent the Company from selling its vaccine in the United States, Europe and certain other countries. The Company's failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the Bio-Hep-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires. The ability of the Company to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

      Oxandrin (oxandrolone) -- Other Indications

      AIDS Wasting Syndrome. Based on the pharmacologic actions of Oxandrin, published literature and discussions with experts in the AIDS field, the Company believes that Oxandrin used at a higher than currently approved level may be useful in further increasing lean body mass, improving the quality of life and possibly increasing the survival time of AIDS patients by reversing the progressive weight loss experienced by AIDS patients with AIDS wasting syndrome. According to the Center for Disease Control, this is the third most frequent cause of death in AIDS patients. In 1991, based on submissions made to the FDA, Oxandrin was designated an Orphan Drug as adjunctive therapy for AIDS patients suffering from HIV wasting syndrome. The Company has completed two Phase II studies for this indication, one of which showed a significant weight gain with Oxandrin compared to placebo while the other smaller study did not. Phase III studies at higher doses were initiated in 1996 to determine optimal dosing. The Company estimates that approximately 100,000 AIDS patients currently suffer from wasting syndrome. The Company believes that a significant portion of its current Oxandrin sales are for treatment of patients suffering from AIDS.

      Alcoholic Hepatitis. Alcoholic hepatitis is an acute form of alcohol-induced liver disease characterized by liver cell death, inflammation, fat accumulation, jaundice and an enlarged liver. Malnutrition is seen in the vast majority of patients. In 1991 the Department of Veterans Affairs (the "VA") granted the Company access to, and use of, the results of two major VA clinical trials using its Hepandrin product (oxandrolone) in patients with moderate to severe alcoholic hepatitis and malnutrition. The VA research indicates that Hepandrin reduced the mortality rate at six months in patients with moderate to severe alcoholic hepatitis and moderate malnutrition by approximately 50% versus placebo. In February 1994 BTG voluntarily withdrew its Hepandrin product NDA filed in December 1993 based on conversations with the FDA during which the FDA took the position that the two VA clinical trials which formed the basis of the NDA submission are not sufficient for approval, but would qualify as one of the two required studies. The Company expects to initiate a phase III clinical trial to meet FDA requirements, although there can be no assurance when such trial will be initiated or that the results will demonstrate efficacy. Since there are fewer than 200,000 patients with moderate to severe alcoholic hepatitis and moderate malnutrition, the FDA has granted Orphan Drug designation for this drug. The Company believes there currently is no approved therapy for these patients.

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

      A U.S. patent assigned to the Company which is directed to a method for producing enzymatically active copper/zinc SOD in bacteria is the subject of an interference action with Chiron Corp ("Chiron"), which also holds a U.S. patent for bacterially produced human copper/zinc SOD. An Israeli patent application assigned to Chiron which relates to copper/zinc SOD is being opposed by the Company. See "-- Patents and Proprietary Rights."

      OxSODrol for Bronchopulmonary Dysplasia. Bronchopulmonary dysplasia ("BPD") is a chronic lung disease that develops following treatment with oxygen and mechanical ventilation in premature infants who experience respiratory distress. During 1992, the Company completed additional BPD-related pre-clinical and toxicological studies requested by the FDA and in February 1993 received FDA permission to initiate a Phase I BPD human clinical study, which was completed in December 1993. The Company has completed a Phase I(b) study of the safety of repetitive doses, and on the basis of this study, a multicenter double blind Phase III clinical efficacy and safety trial commenced in January 1997. There can be no assurance that the results obtained in the clinical trials will be consistent with those obtained to date. In 1991 the Company received Orphan Drug designation for BPD in premature neonates. If the FDA approves the OxSODrol product for the treatment of BPD before any other company receives FDA approval for the use of SOD to treat BPD, BTG will receive seven years of marketing exclusivity under current Orphan Drug legislation. The Company estimates that there are 50,000 premature infants born in the U.S. each year who are at risk of developing respiratory distress. In January 1995 SOD was licensed to JCR for the treatment of BPD in Japan.

      The Company holds a U.S. patent relating to intratracheal delivery of copper/zinc SOD to protect human lungs from injury due to hyperoxia and hyperventilation.

      Imagex -- Thrombus-Imaging Agent

      Imagex is the Company's novel agent for detection of blood clots (i.e., thrombi) in patients suffering from deep vein thrombosis or pulmonary embolism, consisting of a genetically engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag. Once Imagex is injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. Company scientists demonstrated the capacity of the product to bind to thrombi both in vitro and in vivo using rat and rabbit thrombosis models. The Company, in collaboration with Merck Frosst Canada Inc. ("Merck Frosst"), a subsidiary of Merck & Co., completed a pilot study outside the United States to test the safety and efficacy of Imagex in humans. In this trial, the specificity and sensitivity of clot detection by the product in 62 patients suspected to be suffering from deep vein thrombosis was confirmed. Deep vein thrombosis causes a reduction in the venous blood flow, changes in the vessel walls and changes in the composition of blood resulting from the development of thrombi. Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs. During 1993, the Company was granted a U.S. patent directed to this imaging agent, the plasmid expressing the fibrin binding domain polypeptide component and the purified polypeptide itself. During 1995 the Company was granted a second, related U.S. patent and corresponding patents in Australia and New Zealand. In August 1994, worldwide rights to Imagex were licensed to Merck Frosst, which intends to use such agent in the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism. Merck Frosst filed an IND with the Canadian Bureau of Biologics in April 1996 and plans to initiate a phase I study of Imagex in Canada.

      Ethinyl Estradiol for Turner Syndrome

      The Company has developed an ultra-low dose of ethinyl estradiol, a synthetic form of estrogen, which is one of the two active ingredients in virtually all of today's oral contraceptives. This ultra-low dose product is designed to treat young girls with Turner syndrome. BTG estimates there are approximately 5,000 to 8,000 treatable Turner syndrome patients in the United States. Studies have shown young girls with Turner syndrome may be treated with very low doses of estrogen to stimulate development of secondary sexual characteristics. The Company's ethinyl estradiol product has been designated as an Orphan Drug by the FDA for the treatment of Turner syndrome.

      In 1994 the Company completed a Phase III study of the Company's low dose estradiol, which was partially funded by an Orphan Drug clinical research grant from the FDA of approximately $100,000 per year for three years through the end of 1993 and was conducted under an FDA-approved IND application. The study evaluated the effect of low doses of ethinyl estradiol on the development of the patients' secondary sexual characteristics. Results of the phase III study indicated that the Company's product has a positive effect on pubertal development with no significant negative side effects.

      Oral Contraceptive Dosing Regimen

      In 1988, the Company acquired an exclusive license to a unique oral contraceptive dosing regimen. Patents covering this regimen have been granted in Australia, Israel, Hungary, Mexico and South Africa. A corresponding U.S. patent issued on May 1, 1990 has been withdrawn in favor of a pending reissue application. The Company has been informed orally by the Examiner that the claims are allowable and that a Notice of Allowance should issue shortly. Patent applications are also pending in Europe, Japan, Canada, Taiwan and several other countries. This new approach to oral contraception is expected to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting many women experience when using conventional low-dose oral contraceptives.

      In December 1990, the Company entered into an agreement with Organon, Inc. ("Organon"), a subsidiary of AKZO of The Netherlands, which gave Organon an option to license the Company's patented oral contraceptive dosage regimen for future use with Organon's present and future proprietary progestogens. Oral contraceptives use various combinations of estrogen and progestogen and various dosing regimens. The Company's patented dosing regimen may use a variety of progestogens. Therefore, the Company remains free to license to other companies the right to use progestogens other than Organon's under the Company's patent.

      Under the agreement, Organon conducted human clinical studies to determine the efficacy and potential superiority of the Company's patented oral contraceptive dosing regimen. The studies were completed in 1992, and on January 13, 1993, Organon exercised its option and licensed the technology. Upon signing, Organon paid $175,000 to the Company. Additional milestone payments, pending successful development of the product, of up to $275,000 for rights in the United States and up to $500,000 for rights in foreign markets, may be paid to the Company. The agreement provides for royalties on sales and an advance royalty payment of $250,000 at the time of FDA approval to market the product. Organon is conducting a Phase III study utilizing the Company's oral contraceptive dosing regimen.

      On March 30, 1992, the Company licensed to Bristol certain rights to use the Company's patented oral contraceptive dosing regimen with norethindrone, the progestogen contained in Bristol's currently marketed oral contraceptives. Bristol is responsible for the clinical development of the new oral contraceptive and if Bristol eventually markets a product covered by the patent, it will pay royalties to the Company on any sales of that product. Under the agreement, Bristol also transferred its U.S. rights to Delatestryl to the Company. See "-- Products under Commercialization -- Delatestryl." The license agreement with Bristol requires that the Company use its best efforts to obtain a reissue of its dosing regimen patent. A Notice of Allowance regarding this reissue application should issue shortly.

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

      Porcine growth hormone ("pGH") is a product designed to produce leaner meat in pigs. ACY has conducted considerable development work including field trials. The acquisition of ACY by American Home Products resulted in a reassessment of the investment needed to commercialize the product. American Home Products and the Company are assessing various financial models that would allow for the commercialization of pGH. There can be no assurance that the Company's pGH will be commercialized.

      In 1986, ACY filed an NDA for the Company's bovine growth hormone ("bGH"), which has a role in controlling milk production. In 1994 the FDA requested that ACY conduct additional field trials prior to the FDA's consideration of ACY's NDA. Despite FDA approval of Monsanto's bGH, ACY has concluded that commercialization of bGH at this time is inadvisable. With ACY's consent, BTG intends to approach other companies to ascertain whether they might have interest in pursuing the commercialization of bGH; however, there can be no assurance that BTG can find a company interested in pursuing the commercialization of bGH or, if such a company is found, that an agreement can be reached on reasonable terms or at all.

Products in Laboratory and Pre-clinical Research

      Bio-Flow(TM) -- Anti-Reocclusion Agent

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

      The Company has cloned and expressed in bacteria and in yeast a recombinant domain of vWF, a component of the blood vessel wall. Gram quantities of active protein were produced in yeast and purified. This protein (trademarked Bio-Flow) has been found to be effective in inhibiting platelet aggregation in several in vitro and in vivo models.

Following damage to the vascular endothelium (the inner wall of a blood vessel), a large number of platelets bind to vWF in the subendothelium via the platelet receptor gp1b. Blocking of vWF binding by Bio-Flow may prevent platelet adhesion to these substrates in a clinical situation and thus prevent complications such as reocclusion (the re-closure of the artery by a blood clot) and/or restenosis (the re-narrowing of the coronary arteries) following angioplasty or thrombolytic therapies. Bio-Flow was shown to prevent thrombus formation in a variety of animal models in guinea pigs, dogs and baboons. The Company believes that the baboon model, in which effective results were obtained, is closely related to humans and therefore may provide a good indication of the outcome that may be achieved in human clinical trials, although there can be no assurance of this. Bio-Flow prevented reocclusion when administered to dogs following thrombolysis with a combination of tPA, heparin and aspirin. Moreover, the product exerted its antithrombotic effect rapidly, thus shortening the time to thrombolysis (i.e., dissolution of the thrombus) without a decrease in the number of platelets or an increase in the bleeding time. Additionally, a study in a rat model indicated the potential of Bio-Flow as a drug for the prevention of restenosis. Bio-Flow is currently in advanced stages of pre-clinical development, with toxicology studies planned for late 1997. The Company has opposed an allowed third party patent application in Israel relating to the cloning of vWF fragments. See "--Patents and Proprietary Rights."

Factorex(TM) - Anti Coagulant

      A highly selective protein anticoagulant (trademarked Factorex) is being developed by BTG for cardiovascular applications. This product is a recombinant Factor Xa inhibitor. The naturally occurring Factor Xa inhibitor was originally isolated from the saliva of the blood sucking leech Hirudo medicinalis, which harbors an entire array of agents that antagonize the human hemostatic process. The blood coagulation process is a multi-step, complex cascade of reactions which ultimately lead to the formation of fibrin as an integral component of the clot. Factor Xa catalyzes the conversion of prothrombin to thrombin, which, in turn, converts fibrinogen into fibrin. Therefore, by inhibiting Factor Xa, thus blocking the catalytic conversion of prothrombin, Factorex may inhibit the creation and deposition of fibrin in clots. The Company believes that, like other leech-derived peptides, Factorex should have very low immunogenicity in man, facilitating multiple administration. The product is manufactured via recombinant DNA technology in E. coli and is biochemically configured in a proprietary process to its active configuration. It has been shown to possess Factor Xa inhibitory activity in vitro and in pre-clinical analysis in animal models. Potential indications ranging from deep vein thrombosis to arterial reocclusion and restenosis are among the targets for therapy with the product. Pre-clinical studies have been completed and the Company has initiated process development of clinical grade material for toxicology studies.

RESEARCH AND DEVELOPMENT, MANUFACTURING AND QUALITY
ASSURANCE INFRASTRUCTURE AND FACILITIES

      The Company's research and development, manufacturing and quality assurance organization at February 17, 1997 comprised 149 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry. These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. Thirty-four received Ph.D. or M.D. degrees and several have completed post-doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

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

      The Company's facilities in Israel contain research laboratories and pilot-plant facilities, including a fermentor of 750 liters. All bulk manufacturing activities for the Company's genetically engineered products are conducted in the Company's GMP-designed facility, which possesses sufficient capacity to accommodate the expected manufacturing demands of the Company's commercial products for the next several years. The Company has completed a modern filling suite for its BioLon syringes which has undergone inspection by European regulatory authorities and, based on one of these inspections, European Device approval (CE Mark) was granted. All dosages of hGH are formulated, filled and packed in vials by Dr. Madaus GmbH in Germany, which functions as the Company's subcontractor for these purposes. See "-- Products under Commercialization -- Bio-Tropin (human growth hormone) -- Growth Hormone Deficiency." Delatestryl is manufactured for the Company by Bristol. Oxandrin is manufactured for the Company by Searle.

      In February 1995, BTG-Israel was awarded an ISO 9002 Certification by the Standards Institution of Israel (SII). The Certificate of Registration was issued in respect of the manufacture, packaging and dispatch of BTG's pharmaceutical products for human use. ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization ("ISO") based in Geneva, Switzerland. It is equivalent to the European Community Standard EN 29002. An ISO Certification issued by the SII is recognized and accepted by several organizations and countries such as Underwriters Laboratories of the United States, DQS of Germany, SQS of Switzerland, BSI of the United Kingdom, QMI of Canada, JQA of Japan and others. Receipt of ISO certification was a significant milestone in the process of obtaining the BioLon CE mark.

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

      Prior to clinically testing, manufacturing and marketing human pharmaceutical products, approval from the FDA and comparable agencies in foreign countries must first be obtained. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug application, human clinical trials and approval of a New Drug Application. European countries follow generally the same procedures. The EEC has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of prosecuting applications for new pharmaceutical products. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. The commercial manufacture and marketing of some animal health products also requires approval by the United States Department of Agriculture ("USDA") and by comparable agencies in foreign countries. These processes are likely to take a number of years and often involve substantial expenditures. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, primarily in the agricultural field. There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to the Company's biotechnology products.

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

PATENTS AND PROPRIETARY RIGHTS

      The Company's scientific staff and consultants are actively working in various areas of biotechnology to develop techniques, microorganisms, processes and products to achieve the Company's commercial aims. It is the Company's policy to protect its intellectual property rights in this work by a variety of means, including filing patent applications in the United States and major industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position.

      As of January 1, 1997, approximately 300 patents, owned or exclusively licensed by the Company, have been granted and are being maintained worldwide, including 39 in the United States, 12 patents granted by the European Patent Office ("EPO"), and 15 Israeli patents. Additionally, approximately 240 patent applications owned or exclusively licensed by the Company are pending in various countries. During 1996 the U.S. Patent and Trademark Office granted 5 patents, the EPO granted 2 patents (equivalent to 24 national patents), in each case assigned or exclusively licensed to BTG. Additionally, approximately 16 other patents exclusively licensed or assigned to BTG were granted in various countries.

      The Company has initiated proceedings in Israel to oppose the grant to several of its competitors of patents relating to vector systems, and may oppose corresponding patents in other jurisdictions. The Company has also initiated proceedings in Israel to oppose the grant to one of its competitors of a patent relating to production of human growth hormone. Additionally, during 1991 and 1992, two additional proceedings were initiated in Israel to oppose the grant to others of patents which may relate to the OxSODrol and Bio-Flow products, respectively. Although the outcome of these proceedings cannot be predicted with certainty and will likely not be determined for several years, the Company believes that the outcome will be favorable, although there can be no assurance of this. The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others are currently unknown.

      During 1991, the Company received notification from the United States Patent and Trademark Office (the "Patent Office") Board of Patent Appeals and Interferences of the declaration of an interference between an issued patent assigned to the Company covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron Corporation ("Chiron"), which claims an earlier filing date. While the Company is vigorously defending its patent, it cannot predict the outcome of such interference. However, should the Company's patent be disallowed and a corresponding patent be issued to Chiron, the Company's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, the Company could seek a license to market under Chiron's patent, which may or may not be available. Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD. The Company is seeking to have the Patent Office either expand the scope of the existing interference action or declare a separate interference to determine that the

Company rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that the Company's scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria. Unless the Company is able to prevail in this effort or to obtain a license from Chiron, the Company may be unable to commercialize OxSODrol in the United States. This matter is currently under consideration by the Patent Office. In addition, the Israeli Patent Office has accepted a Chiron patent application covering a DNA construct having certain specified features for expression of active copper/zinc SOD and a method for production of active copper/zinc SOD in a microorganism harboring this construct. The Company is opposing the grant of this patent; however, there can be no assurance that this opposition will be successful. If the opposition is unsuccessful, the Company may be precluded from manufacturing OxSODrol in Israel. See "-- Products and Applications -- Products in Registration and Clinical Trials -- OxSODrol (human superoxide dismutase)."

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

      In September 1995, the Israeli Registrar of Patents ruled that BTG-Israel is entitled to a compulsory license to manufacture the Company's Bio-Hep-B vaccine under Biogen's Israeli patent, which license will enable the Company to produce the vaccine in Israel and likely to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. In late 1996, the Registrar set the terms of the compulsory license, including royalties to be paid by BTG-Israel to Biogen. Biogen appealed the Registrar's decision to the Tel Aviv District Court. With its appeal Biogen also moved for a stay of the license, which was granted ex parte pending hearings with both parties. Following the hearings which took place in December 1996, the motion was denied in January 1997; however, the ex parte stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and a decision is pending. There can be no assurance that a compulsory license will finally be issued and, if issued, there can be no assurance that the grant of license will not subsequently be overturned by the Israel Patent Office or by a court.

      In 1992 Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license application) by virtue of BTG's preparation of its Bio-Hep-B vaccine for use in clinical trials. See "-- Products and Applications -- Products in Registration and Clinical Trials -- Hepatitis-B Vaccine" and "Item 3. Legal Proceedings." These proceedings are continuing.

      Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone were accepted in 1983 (two) and 1985 (one). BTG is opposing the grant of these three patents. One of these three Israeli applications corresponds to two of the three U.S. patents which are the subject of patent infringement litigation between BTG and Genentech in the United States District Court for the Southern District of New York. See "Item 3. Legal Proceedings." Additionally, in 1984 an Israeli patent application of Biogen which relates to an expression vector was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to the grant of these patents. If BTG is unsuccessful in its oppositions in Israel, then BTG may be unable to manufacture its products in Israel.

      In 1994 BTG filed oppositions to two allowed Genentech patent applications in Japan relating to human growth hormone, in 1993 to one Biogen vector patent in the EPO, and in 1995 to the corresponding Biogen vector patent application in Japan. These patents and patent applications correspond to the Genentech and Biogen patent applications being opposed in Israel. There can be no assurance that BTG will be successful in its oppositions to these patents and patent applications. If BTG is unsuccessful in these oppositions in Japan, BTG and licensees of its products may be unable to sell certain of its products, including hGH and SOD, in Japan.

      BTG has a license agreement with the National Technical Information Service ("NTIS"), an operating unit of the United States Department of Commerce (the "DOC Agreement"), under which it obtained exclusive United States rights to a U.S. patent relating to the sublingual delivery of sex steroids, in which the drug is absorbed into the bloodstream through the mucosal membrane under the tongue. Under the terms of the DOC Agreement, the Company has exclusive rights to make, have made, use and sell certain steroid products for a period terminating five years from the date of first commercial sale of a product; however, the Department of Commerce has notified the Company that BTG must pay a portion of the legal fees relating to the interference action referred to below. The Company is currently in discussions with the Department of Commerce, but there can be no assurance as to the outcome of this discussion. The Company also has a non-exclusive license under the patent to make, have made, use and sell such products in the United States after the expiration of the exclusive license term. The DOC Agreement requires the Company to expend reasonable efforts and resources to develop and bring licensed products to the point of practical application by January 1, 1997, unless this period is extended by mutual agreement of the parties. The Company believes that its October 1996 filing of an NDA for Androtest-SL satisfied this requirement. The Company will pay NTIS an administration and royalty fee of five percent of the net sales of licensed products during the exclusive period of the DOC Agreement, except that no administration and royalty fee will be payable for direct sales of licensed products by the Company to the U.S. Government. BTG also has a license under a claim of a related United States Government patent, which is currently the subject of an interference proceeding brought by Janssen, a division of Johnson & Johnson. The Company is currently in negotiations to secure a license to Janssen's patents and technology, although there can be no assurance a license can be obtained on reasonable terms or at all. If Janssen is successful in this interference action and BTG is unable to obtain a license, BTG may be prohibited from commercializing its Androtest-SL product. See "-- Products in Registration and Clinical Trials -- Androtest-SL" and "Item 3. Legal Proceedings."

      The Company is aware of third party patents and patent applications related to the cloning of vWF fragments, assigned to Scripps Clinic and Research Foundation and assigned to Stichting Vrienden van de Stichting. The Company believes that the likely scope of any patents granted from these applications will be such that the manufacture, use and sale of Bio-Flow should not infringe any valid claim of these patents, although there can be no assurance of this. The Company believes that no valid issued claim of the Scripps U.S. patent encompasses Bio-Flow. During 1995, the Scripps patent was issued by the EPO. The Company believes that the granted claims do not encompass the Bio-Flow product and has not opposed this patent. However, the corresponding Scripps application has been allowed in Israel with broad claims; the Company is vigorously opposing the grant of this patent, but there can be no assurance that the Company's opposition will be successful or that the scope of the patent will not preclude the manufacture, use and sale of Bio-Flow in Israel.

      The Company holds an exclusive worldwide license to patents and patent applications filed jointly by Yissum Research Development Company of the Hebrew University of Jerusalem and American National Red Cross directed to leech factor Xa inhibitor. To date, two related patents have issued in the United States, and patents have been granted in the EPO and Israel. BTG has also filed subsequent applications in the U.S. and abroad directed to cloning and expression of Factorex, a recombinant factor Xa inhibitor. The Company is aware of patents and patent applications filed by Pennsylvania Hospital and Merrell Dow Pharmaceuticals Inc. directed to other Factor Xa inhibitors, but believes that the claims of these patents and patent applications do not encompass the Factorex product, although there can be no assurance of this.

      There can be no assurance that any of the patent applications assigned to or licensed to BTG will mature into granted patents, or that granted patents will not be circumvented or invalidated. The Company believes that important legal issues remain to be resolved as to the extent and scope of patent protection, and the Company expects that litigation may be necessary to determine the validity and scope of its and others' proprietary rights. Such litigation may consume substantial resources. See "Item 3. Legal Proceedings."

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

OPERATIONS IN ISRAEL

      The Company's primary research and development and production activities are conducted in Israel and are affected by economic, military and political conditions there. Israel has been involved in a number of armed conflicts with its bordering countries. During the course of military operations, Israel's military reserves, which include a number of the Company's employees and executives, may be called up. To date, the Company has been able to continue its research and development and production activities during periods of military mobilization, although there can be no assurance that such activities could be continued in the event of future hostilities.

      Because BTG-Israel is involved in a technological industry and is an exporter of Israeli goods, the Company has enjoyed the benefits of certain programs promulgated by the Government of Israel in order to encourage the development of technology and export of Israeli products. However, there can be no guarantee that these programs will continue.

COMPETITION

      Therapeutic drug development is conducted by numerous companies throughout the world. Competition is intense in the product areas in which the Company has focused its efforts. Significant competition comes from independent, dedicated biotechnology companies as well as from large, established pharmaceutical companies. In addition, the Company's products may compete against products developed by non-recombinant techniques. The primary competitive factors in this field are the ability to attract and retain highly qualified scientists and technicians, to create and maintain scientifically advanced technology during a period of rapid technological development and to develop proprietary products or processes.

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

EMPLOYEES

      As of February 17, 1997, the Company had 235 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing activities, including 39 who hold Ph.D. or M.D. degrees. In addition, the Company has consulting arrangements with scientists at various institutions and universities in the United States and Israel.

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

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers and other key personnel of the Company are as follows:

Name                         Age       Positions
----                         ---       ---------
Sim Fass                     55        Chairman of the Board, President, Chief
                                       Executive Officer and Treasurer;
                                       President of BTG-Israel; Director

Norman Barton, M.D., Ph.D.   49        Vice-President--Medical Affairs

Zvi Ben-Hetz                 53        Vice President--Operations and Logistics
                                       BTG-Israel

Lionel Edwards, M.D.         55        Vice President--Clinical Research

Marian Gorecki, Ph.D.        56        Senior Vice President--Chief Technical
                                       Officer

David Haselkorn, Ph.D.       52        Senior Vice President, Chief Operating
                                       Officer; Managing Director, BTG-Israel

Abraham Havron, Ph.D.        50        Vice President--Manufacturing, BTG-
                                       Israel

Dov Kanner, Ph.D.            43        Vice President--Quality Assurance and
                                       Regulatory Affairs, BTG-Israel

Nadim Kassem, M.D.           65        Senior Vice President--Chief Medical
                                       Officer

Ernest Kelly, Ph.D.          47        Senior Vice President--Quality
                                       Assurance, Quality Control and
                                       Regulatory Affairs

Amos Panet, Ph.D.            56        Chief Scientist--BTG-Israel

Annmarie Petraglia           58        Vice President--Regulatory Affairs

William Pursley              43        Senior Vice President--Marketing, Sales
                                       and Commercial Development

Ronald Simko                 46        Vice President--Manufacturing

Yehuda Sternlicht            42        Vice President--Finance, Chief Financial
                                       Officer

The background of these individuals is as follows:

      Sim Fass, Ph.D. was elected a Director and Treasurer of the Company in August 1983 and served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987 and as President of BTG-Israel from May 1984. Dr. Fass became President and Chief Executive Officer of the Company in May 1984 and Chairman of the Board in March 1997. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care related products. Prior to that, he held various positions at Pfizer, Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceutical, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and

Group Marketing Manager of Pfizer Laboratories. Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

      Norman Barton, M.D., Ph.D. joined the company in April 1996 in the newly created position of Vice President--Medical Affairs. Prior to joining the Company, from 1985 to 1996 Dr. Barton served as Chief of the Clinical Investigations and Therapeutics Section of the National Institute of Neurological Disorders and Stroke in Bethesda, Maryland. During that time, he was instrumental in the development and clinical investigation of macrophage-targeted glucocerebrosidase (CEREDASE(TM)), the first enzyme replacement product for Gaucher disease, a genetic disorder of lipid metabolism. Between 1978 and 1985, Dr. Barton held positions as a staff neurologist at The New York Hospital and the National Institute of Neurological Disorders and Stroke. Dr. Barton is a board-certified neurologist and holds a Ph.D. in Biological Chemistry.

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

      Lionel Edwards, M.D. joined the Company in March 1995 as Vice President--Clinical Research. Prior to joining the Company he was Assistant Vice President-International Research at Hoffmann-La Roche, Inc., based in the United States. From 1983 to 1992 he was Senior Director International Research and Director U.S. Research at Schering Plough. From 1992 to 1994 he served on a committee of the Institute of Medicine and a Sub-Committee for International Harmonization (United States, European Community, Japan). He received his M.D. degree from Guys Hospital, London University in 1966.

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

      Nadim Kassem, M.D. joined the Company in June 1992 as Senior Vice President--Chief Medical Officer. He received his M.D. degree from the Hebrew University Hadassah Medical School in 1962 and trained at Hadassah Medical Center in Jerusalem and the VA Medical Center in the Bronx. Prior to joining BTG he consulted extensively within the pharmaceutical industry in the pre-clinical, clinical and regulatory affairs areas for six years. He was Vice President, Clinical Development, for Advanced Therapeutics International from 1986 to 1988 after serving as Director, Division of Medical Research for Revlon from 1985 to 1986. Prior to that he served for over fifteen years at Schering Plough Corporation in a variety of senior clinical research positions.

      Ernest Kelly, Ph.D. joined the Company in February 1996 in the newly created position of Senior Vice President--Quality Assurance, Quality Control and Regulatory Affairs. Prior to joining the Company he was Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer ("RPR"). From 1979 to 1996, Dr. Kelly served in positions at RPR in both research and development and industrial operation quality assurance. Prior to joining RPR he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions. Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics, Temple University.

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

      Annmarie Petraglia joined BTG in May 1994 as Senior Director, Regulatory Affairs and was appointed Vice President--Regulatory Affairs in April, 1995. Previously Ms. Petraglia was Director, Regulatory Affairs and Scientific Documentation, Daiichi Pharm. Corp. from 1991 to 1994; Vice President Regulatory Affairs, Zambon Corp. from 1988 to 1991; Senior Vice President, Regulatory Affairs, Advanced Therapeutics Communications from 1986 to 1988; and Director, Regulatory Affairs, American Home Products from 1984 to 1986. She served in various regulatory affairs capacities at Schering Plough Corporation from 1980 to 1984; as Director, Medical Analysis/Writing at Bristol Myers International from 1973 to 1978; and Product Manager at Hoffmann-La Roche Inc. from 1967 to 1973. Ms. Petraglia is a registered pharmacist.

      William Pursley joined the Company in April 1995 in the newly created position of Senior Vice President--Marketing, Sales and Commercial Development. From November 1993 until April 1994, Mr. Pursley was Chairman and CEO of TriGenix, Inc., a virtual sales, marketing and reimbursement organization for the biotechnology industry. Mr. Pursley was Vice President of Sales and Marketing at Genzyme Corp. from December 1990 until November 1993. Mr. Pursley managed the growth hormone business in the Southeast region of the U.S. for Genentech from October 1985 until December 1990. From 1979 through October 1985, Mr. Pursley held several sales, marketing and middle management positions at Merck.

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

ITEM 2. PROPERTY

     The Company's administrative offices are currently located in Iselin, New Jersey, where the Company has leased approximately 23,000 square feet of office space. The lease has a base average annual rental expense of approximately $414,000 and expires in October 2003. The Company's research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 80,000 square feet at an annual rental of approximately $1,146,000. Construction of this facility was completed in 1988 and occupancy commenced shortly thereafter. The lease term expires in January 1999. BTG also leases 5,000 square feet of warehouse space near its research and manufacturing facility. The Company believes its space will be suitable and adequate for its current activities; however, the Company anticipates that it will require a new, larger manufacturing facility in Israel within the next several years to meet anticipated increased demand for its products and increased regulatory requirements. The Company believes there will be adequate space available in Israel to construct a new facility.

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

      On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the New York action, and in August 1995 the United States District Court for the Southern District of New York granted a preliminary injunction prohibiting the commercial introduction in the U.S. of BTG's hGH. In April 1996 the CAFC rejected BTG's appeal of the grant of the preliminary injunction. In May 1996 the CAFC rejected BTG's request for a rehearing and a rehearing en banc. BTG filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied in October 1996. BTG is now precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that BTG will not be found to be infringing Genentech's patents. If BTG is ultimately found by the district court to infringe one or more claims in Genentech's U.S. patents, it likely will be precluded from selling its hGH in the United States during the life of these Genentech patents. The Company is currently evaluating its options in light of the district court and CAFC decisions. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount was initially capitalized but subsequently written off in the first quarter of 1996 following the CAFC decision.

      During 1991, BTG received notification from the U.S. Patent Office Board of Patent Appeals and Interferences of the declaration of an interference between an issued patent assigned to BTG covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron which claims an earlier filing date. While BTG is vigorously defending its patent, it cannot predict the outcome of such interference. However, should BTG's patent be disallowed and a corresponding patent be issued to Chiron, BTG's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, BTG could seek a license to market under Chiron's patent, which may or may not be available. Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD. BTG is seeking to have the Patent Office either expand the scope of the existing interference action or declare a separate interference to determine that BTG rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that BTG scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria. Unless BTG is able to prevail in this effort or to obtain a license from Chiron, BTG may be unable to commercialize its OxSODrol product in the United States. This matter is currently under consideration by the Patent Office. In addition, the Israeli Patent Office has accepted a Chiron patent application covering a DNA construct having certain specified functions for expression of active copper/zinc SOD and a method for production of active copper/zinc SOD in a microorganism harboring this construct. BTG is opposing the grant of this patent; however, there can be no assurance that this opposition will be successful. If the opposition is unsuccessful, BTG may be precluded from manufacturing OxSODrol in Israel. See "Item 1. Business -- Products and Applications -- Products in Registration and Clinical Trials -- OxSODrol (human superoxide dismutase)."

      In March 1993, the U.S. Patent Office issued a patent exclusively licensed to BTG containing broad claims for the gene encoding human copper/zinc SOD, related recombinant expression vectors and genetically engineered cells containing the gene. BTG believes that Chiron could not commercialize its yeast-produced SOD product in the United States without infringing this patent. However, the issuance of this patent does not assure BTG's ability to commercialize its OxSODrol product.

      In September 1991, the Company received a letter from Biogen stating that it believed that the Company's recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of the Company's Bio-Hep-B vaccine, or the Company's intermediates for the process of making such antigen, falls within the claims of one or more of Biogen's patents and/or patent applications. To date, the Company's activities with respect to its Bio-Hep-B vaccine have been limited to research and clinical evaluations, which activities the Company believes do not infringe Biogen's patent rights. The Company has also made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen's hepatitis-B patents except those in Japan) requesting that the Company be granted a license to the Biogen patents; however, such efforts have not been successful to date.

      In January 1992, BTG-Israel filed an application in the Israeli Patent Office for a compulsory license to manufacture BTG's Bio-Hep-B vaccine under Biogen's Israeli patent which license, upon approval, would enable BTG to produce the vaccine in Israel and likely to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. In September 1995 the Registrar ruled in an interlocutory decision that BTG-Israel is entitled to a compulsory license to the Biogen patent. Biogen's appeal of the interlocutory decision was rejected. In late 1996, the Registrar set the terms of the license, including royalties to be paid by BTG to Biogen. This decision (and consequently the license) was to come into effect in December 1996. Biogen appealed the Registrar's decision to the District Court of Tel Aviv, Israel. With its appeal Biogen also moved for a stay of the license, which was granted ex parte pending hearings with both parties. Following hearings which took place in December 1996, the motion was denied in January 1997; however, the ex parte stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and a decision is pending. There can be no assurance that a compulsory license will finally be issued and there can be no assurance that if it issues, the license will not be subsequently overturned by the Israel Patent Office or by a court. If a compulsory license is not issued or, if after issuance, the license is overturned, BTG may not be able to manufacture or sell its Bio-Hep-B vaccine in Israel or to export such product from Israel unless the patent expires or is revoked.

      In August 1992, Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license application) by virtue of its preparation of BTG's Bio-Hep-B vaccine for use in clinical trials, and applied for an interlocutory injunction restraining BTG-Israel from continuing research and development activities and clinical trials. In June 1993, the District Court of Tel Aviv, Israel denied Biogen's application for an interlocutory injunction in connection with research and development and clinical trials, but did enjoin BTG-Israel from commercial marketing of its Bio-Hep-B vaccine unless permitted by Biogen or its exclusive licensee, until a compulsory license is obtained, or until the patent expires or is revoked. These proceedings are continuing. There can be no assurance that the outcome of these proceedings will be favorable to BTG, and the Company cannot predict what effect it may have on the compulsory license or on the ability of BTG to successfully commercialize and market the Bio-Hep-B vaccine. An outcome unfavorable to BTG may adversely affect the ability of BTG to commercialize and market the Bio-Hep-B vaccine. See "Item 1. Business -- Products and Applications -- Products in Registration and Clinical Trials -- Hepatitis-B Vaccine."

      Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone were accepted in 1983 (two) and 1985 (one). BTG is opposing the grant of these patents. One of these three Israeli applications corresponds to the two U.S. patents which are the subject of the complaint asserted by Genentech against BTG in the United States District Court in Delaware (subsequently consolidated with related proceedings in New York). Additionally, in 1984 an Israeli patent application of Biogen which relates to expression vectors was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to the grant of these patents. If BTG is unsuccessful in its opposition in Israel, then BTG may be unable to manufacture its products in Israel.

      In 1994 BTG filed oppositions to two allowed Genentech patent applications in Japan relating to human growth hormone, in 1993 to one Biogen vector patent in the EPO, and in 1995 to the corresponding Biogen vector patent application in Japan. These patents and patent applications correspond to the Genentech and Biogen patent applications being opposed in Israel. There can be no assurance that BTG will be successful in its oppositions to these patents and patent applications. If BTG is unsuccessful in these oppositions in Japan, BTG and licensees of its products may be unable to sell certain of its products, including hGH and OxSODrol, in Japan.

      The Company has also initiated proceedings in Israel to oppose the grant to several of its competitors of patents relating to vector systems, and may oppose corresponding patents in other jurisdictions. Additionally, during 1991 and 1992, proceedings were initiated in Israel to oppose the grant of patents relating to the OxSODrol and Bio-Flow products, respectively. Although the outcome of the proceedings cannot be predicted with certainty and will likely not be determined for several years, the Company believes that the outcome will be favorable, although there can be no assurance of this. The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others are currently unknown.

      In 1986, the Company licensed from the U.S. Department of Commerce a U.S. patent relating to the sublingual delivery of sex steroids, in which the drug is absorbed into the bloodstream through the mucosal membrane under the tongue. Subsequently the Company licensed from the U.S. Department of Commerce one claim of a related U.S. patent, which patent is currently the subject of an interference action by Janssen, a division of Johnson & Johnson. The Company is currently in negotiations to secure a license to Janssen's patents and technology, although there can be no assurance it will be able to obtain a license on reasonable terms or at all. If Janssen is successful in this interference action and BTG is unable to obtain a license, BTG may be prohibited from commercializing Androtest-SL. See "Item 1. Business -- Products in Registration and Clinical Trials -- Androtest-SL (sublingual testosterone)" and "-- Patents and Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

      None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol BTGC. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock from January 1, 1995 through December 31, 1996 as reported by the Nasdaq National Market.


                                           High          Low
      1995                                 ----          ---
      ----
      First Quarter........................2 3/4         2
      Second Quarter.......................4 1/4         2
      Third Quarter........................3 11/16       2 13/16
      Fourth Quarter.......................5             3 1/16

      1996
      ----
      First Quarter........................9 1/8         4 1/2
      Second Quarter.......................8 11/16       5
      Third Quarter........................9 11/16       6 7/16
      Fourth Quarter.......................13 1/4        6 5/16

     The number of stockholders of record of the Company's common stock on March 20, 1997 was approximately 1,600.

     The Company's warrants to purchase common stock at a purchase price of $5.49 per share are quoted on the Nasdaq National Market under the symbol BTGCL. See Note 4 of Notes to Consolidated Financial Statements.

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

     The Company no longer meets the requirements under Israeli law for treatment as an Israeli Industrial Holding Company and therefore Israeli investors in the Company's common stock are not exempt from capital gains tax on sale of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (in thousands except per share data)

                                         For the year ended December 31,
                                -----------------------------------------------
                                  1992    1993(1)    1994     1995(2)   1996(3)
                                -----------------------------------------------

STATEMENT OF OPERATIONS DATA:

Total revenues ...............  $ 8,025  $ 13,867   $17,440   $27,960   $47,738
Total expenses................   18,560    36,692    26,359    24,544    36,798
Extraordinary gain............      --        --      1,500     1,363       --
Net income (loss).............  (10,535)  (22,825)   (7,419)    4,779    22,915
Extraordinary gain per share..      --        --       0.04      0.03       --
Net income (loss) per share:
  Primary.....................    (0.32)    (0.63)    (0.19)     0.11      0.47
  Fully-diluted...............      --        --        --        --       0.45
Weighted average shares
 outstanding:
  Primary.....................   33,410    36,180    38,725    43,784    48,259
  Fully-diluted...............      --        --        --        --     50,704

                                             As of December 31,
                                --------------------------------------------

                                 1992     1993     1994      1995     1996
                                --------------------------------------------
BALANCE SHEET DATA:

Working capital...............  $20,863  $12,274  $13,652  $15,309  $40,626
Total assets..................   36,831   31,086   32,340   33,679   73,575
Long-term liabilities.........    5,987    3,648    1,389    3,641    3,927
Stockholders' equity..........   27,487   20,082   23,182   25,689   60,558
-------------------------------------
(1) a. On August 6, 1993, the Company completed its acquisition of Gynex Pharmaceuticals Inc. ("Gynex"), a publicly traded corporation quoted on the Nasdaq Small Cap Market, by merging Gynex into a wholly owned subsidiary of the Company. As a result of the merger, in August 1993, the Company issued an aggregate of approximately 9.94 million shares of its common stock and reserved for issuance up to 1.25 million shares of its common stock upon exercise of options and up to 0.82 million shares of its common stock upon exercise of warrants. In addition, the Company recorded merger expenses of $1.4 million. The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. The 1992 financial statements were restated to reflect this merger as if it occurred on January 1, 1992.

b. In connection with the financing with Bio-Cardia Corporation ("Bio-Cardia"), the Company in December 1993 issued Warrants to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) 5,625,000 Warrants issued to investors in Bio-Cardia in consideration of their grant to the Company of an option to purchase their shares of Bio-Cardia common stock (the "Stock Purchase Option"), (ii) 562,500 Warrants issued to the placement agent in the financing, and (iii) 18,750 Warrants issued to the directors of Bio-Cardia. The Company expensed $10,241,000 for the year ended December 31, 1993, equal to the aggregate value of the Warrants, as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option, (ii) the Company's expenses of the financing and (iii) director compensation expense, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing with Bio-Cardia Corporation" and note 13 of Notes to Consolidated Financial Statements.

(2) Revenues in 1995 include $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of Warrants to purchase 2,670,000 shares of the Company's common stock obtained by Bio-Cardia from its defaulted stockholders in partial satisfaction of amounts owed by Bio-Cardia to BTG for research and development. Expenses in 1995 include research and development financing expenses of $806,000, representing the net funds provided to Bio-Cardia by BTG in respect of an exchange offer and the deferred revenues received from Bio-Cardia prior to such exchange offer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing with Bio-Cardia Corporation" and note 13 of Notes to Consolidated Financial Statements.

(3) a. For the year ended December 31, 1996, the Company reduced the valuation allowance recorded against its income tax assets by $18,587,000, which resulted in an $11,975,000, or $0.24 per share, increase in net income.

b. For the year ended December 31, 1996, fully diluted earnings per share is presented because the market value of the Company's common stock as of December 31, 1996 was substantially higher than the average price used in computing primary earnings per share (treasury stock repurchase calculation). See note 11 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

      The Company has been principally engaged in research and product development activities since it commenced operations in October 1980 and currently has several products being marketed. The Company has been profitable since 1995.

      Revenues from product sales, derived primarily from the Company's hGH, Oxandrin, BioLon and Delatestryl products, amounted to $11,047,000, $21,428,000 and $40,356,000, or 65%, 79% and 87%, respectively, of total revenues (exclusive of interest income), for the years ended 1994, 1995 and 1996, respectively. Net sales of hGH were $7,218,000, $12,074,000 and $18,218,000 in 1994, 1995 and
1996, respectively, representing 65%, 56% and 45% of product sales, respectively, and 43%, 44% and 39% of total revenues (exclusive of interest income), respectively. During 1994, 1995 and 1996, JCR Pharmaceuticals Co., Ltd., the Company's licensee in Japan, purchased approximately $5,170,000, $9,853,000 and $12,906,000 of hGH, representing 47%, 46% and 32%, respectively, of total product sales. In December 1995 the Company launched Oxandrin for the treatment of disease-related weight loss, which accounted for approximately $2,992,000, or 14%, of 1995 product sales and approximately $15,098,000, or 37%, of 1996 product sales. During the years ended December 31, 1994, 1995 and 1996, sales of BioLon were approximately $1,871,000, $3,781,000 and $4,737,000, respectively, representing 17%, 18% and 12%, respectively, of product sales. See "Item 1. Business--Products under Commercialization."

      For the years ended December 31, 1994, 1995 and 1996, contract fees, which consist of licensing and option to license fees, amounting to $762,000, $591,000 and $4,887,000, or 4%, 2% and 10%, respectively, of total revenues (exclusive of interest income), were earned from certain of the Company's collaborative partners. In 1994 contract fees of $500,000, $160,000 and $87,000 were earned in respect of the license of marketing rights of oxandrolone in Australia, hGH in Canada and Latin America and BioLon in Europe and Latin America, respectively. Of the contract fees earned in 1995, $345,000 was earned in respect of the license of marketing rights of hGH in Latin America and the Far East and $245,000 in respect of BioLon in Latin America and Europe. Of the contract fees earned in 1996, $2,500,000 was earned in respect of vitamin D, of which $2,000,000 was earned in respect of a fee paid in lieu of royalties in connection with termination of a European sublicense and $500,000 was earned in connection with the license of distribution rights in the United States, $500,000 was earned in respect of the license of marketing rights of BioLon in Japan, $400,000 was earned in respect of the license of marketing rights of SOD in Japan, and $1,000,000 represents a one-time payment by a third party for the exclusive right to evaluate one of the Company's products under development. This third party subsequently determined not to pursue a license of the product for reasons which the Company believes do not relate to the safety and efficacy of the product.

      For the years ended December 31, 1994 and 1995, research and development revenues under collaborative agreements, which consist of research funding (other than funding from the Chief Scientist of the Israeli government ("Chief Scientist")), amounting to $3,652,000 and $4,041,000, or 22% and 15%, respectively, of total revenues (exclusive of interest income), were earned primarily from Bio-Cardia Corporation ("Bio-Cardia") and the National Institutes of Health ("NIH") and in 1994 from the U.S. Army. The Company did not have research and development revenues under collaborative agreements in 1996. Of the research and development revenues under collaborative agreements earned in the year ended December 31, 1994, $2,950,000, or 81% of total research and development revenues under collaborative agreements, was earned in respect of research and development activities conducted pursuant to the research and development agreement and service agreement which the Company entered into with Bio-Cardia in December 1993, including $275,000 representing reimbursement of previously incurred research and development expenses. In 1995, $3,486,000, or 86% of total research and development revenues under collaborative agreements, resulted from the receipt by the Company of warrants to purchase shares of its common stock, obtained by Bio-Cardia from its defaulted stockholders in the amount of $3,004,000 and net cash received from Bio-Cardia in the amount of $482,000. Of the remainder of research and development revenues under collaborative agreements, $507,000 was earned in respect of research and development for the NIH in respect of genetic, biochemical and immunological characterization of certain human immunodeficiency virus proteins as well as proteins derived from parasites infecting AIDS patients such as P. Carinii and Toxoplasma. Research and development revenues under collaborative agreements from the NIH represented 18% and 13% of total research and development revenues under collaborative agreements in 1994 and 1995, respectively. See "--Financing with Bio-Cardia Corporation" and Note 13 of Notes to Consolidated Financial Statements.

      Other revenues, which include partial funding of several of the Company's research and development projects by the Chief Scientist, aggregated $1,476,000, $1,113,000 and $1,390,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Other revenues represented 9%, 4% and 3% of total revenues (exclusive of interest income) in the years ended December 31, 1994, 1995 and 1996, respectively. Funding from the Chief Scientist represented 96%, 99% and 98% of other revenues in the years ended December 31, 1994, 1995 and 1996, respectively. The Company annually applies to the Chief Scientist for research and development funding for its various projects for the coming year. The projects and amount funded each year are within the sole discretion of the Chief Scientist. There can be no assurance that the Company will be able to continue to secure additional funds from the Chief Scientist at the same levels or at all. The Company is obligated, for products resulting from research and development partially funded by the Chief Scientist, to pay royalties to the Chief Scientist of 3% to 5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4% to 6% if produced outside Israel up to 120% to 300% of the amount so funded. During 1996, the Company completed payment of its entire obligation for royalties to the Chief Scientist in respect of its human growth hormone.

      Interest income was $503,000, $787,000 and $1,105,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in interest income in 1995 was derived primarily from an increase in cash balances resulting from $9,000,000 received from financing transactions consummated in October 1994 as well as higher yields on cash investments. The increase in interest income in 1996 is mainly due to an increase in cash balances resulting from $5,254,000 and $3,401,000 received from the exercise of stock options and warrants, respectively, increased product sales and better cash management.

      In the years ended December 31, 1994 and 1995, the Company recognized an extraordinary gain of $1,500,000 and $1,363,000, respectively, resulting from the Company's payment, in January 1994, of $1,500,000 to Smithkline Beecham ("SB") in full satisfaction of its $3,000,000 obligation to SB and from the Company's payment, in July 1995, of $1,000,000 to the Du Pont Merck Pharmaceutical Company ("Du Pont Merck") in full satisfaction of its $2,363,000 obligation to Du Pont Merck. The obligations to SB and Du Pont Merck were incurred in connection with BTG's reacquisition of hGH marketing rights from these companies. See "--Liquidity and Capital Resources."

      Expenditures for research and development were $13,714,000, $10,935,000 and $12,431,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in research and development expenditures in 1996 is primarily due to an increase in expenses and headcount associated with the clinical studies conducted by the Company. The decrease in research and development expenditures in 1995 is mainly due to the change in the focus of the Company's activities from research and development towards the Company's commercialized products and those that are nearing commercialization and away from early stage research and development activities. Of total research and development expenses, expenditures for research and development conducted on behalf of Bio-Cardia pursuant to a research and development agreement were approximately $5,314,000 and $4,467,000 in the years ended December 31, 1994 and 1995, respectively. However, due to default by certain Bio-Cardia stockholders in 1994, Bio-Cardia was only able to pay BTG $2,467,000 (plus management fees) of the $5,314,000 due; the remaining $2,847,000 was not recognized as revenues because of the uncertainty of the realizability of such amounts. Of the $4,467,000 due BTG from Bio-Cardia in 1995, only $482,000 was reimbursed to the Company in cash and $3,004,000 was reimbursed through the return of warrants to purchase the Company's common stock obtained by Bio-Cardia; the remaining $981,000 has not been recognized as revenues. See "--Financing with Bio-Cardia Corporation."

      Cost of product sales, primarily related to commercial sales of hGH, Oxandrin, BioLon and Delatestryl, were $2,168,000, $3,913,000 and $7,264,000 in 1994, 1995 and 1996, respectively. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

      General and administrative expenses were $9,743,000, $6,420,000 and $7,458,000 in the years ended December 31, 1994, 1995 and 1996, respectively. Included in 1994 are substantial legal fees relating to the complaint filed by Genentech with the ITC relating to hGH, on which the Company spent approximately $2.0 million, and the suit filed by Biogen Inc. and the application for a compulsory license filed by the Company in respect of the hepatitis-B vaccine, as well as the amortization of marketing rights of hGH in Europe. The decrease in 1995 resulted primarily from the decrease in legal expenses as a result of the completion of the ITC proceedings relating to hGH and the Company's decision to capitalize the $824,000 of its legal fees incurred in respect of the Company's litigations with Genentech relating to hGH, which fees were subsequently expensed in the first quarter of 1996 as a result of the affirmation by the United States Court of Appeals for the Federal Circuit ("CAFC") of a preliminary injunction obtained by Genentech prohibiting BTG from marketing its hGH in the United States. The increase in 1996 was primarily due to an increase in salaries expenditures and expenses associated with public relations. See "Item 1. Business--Patents and Proprietary Rights" and "Item 3. Legal Proceedings."

      Marketing and sales expenses were $1,585,000 and $6,107,000 in 1995 and 1996, respectively. These expenses primarily relate to the sales and marketing force in the United States which the Company established principally in the second half of 1995 and during 1996 to promote distribution of Oxandrin and the Company's other products in the United States.

      Commissions and royalties expenses for the years ended December 31, 1994, 1995 and 1996 were $444,000, $726,000 and $1,994,000, respectively. These expenses consist primarily of royalties to the Chief Scientist and to entities from which the Company licensed certain of its products and commissions to marketing intermediaries.

      In 1996, the Company wrote off $1,383,000 of capitalized expenses relating to human growth hormone as a result of the affirmation by the CAFC of a preliminary injunction obtained by Genentech prohibiting the Company from marketing its human growth hormone in the United States. The write-off consists of legal costs related to the litigation with Genentech and U.S. hGH launch preparation costs.

      In 1996, management determined that it has become more likely than not that it will realize its net deferred tax assets (other than approximately $4,096,000) and it has, therefore, reduced the valuation allowance by approximately $18,587,000. The determination that the net tax asset is realizable is based on 1996 being BTG's first full year of profitability in each quarter, and the performance and penetration of Oxandrin (first introduced in December 1995). The Company's reversal of the valuation allowance against its net deferred tax assets resulted in a realization of income tax benefit of approximately $11,975,000, net of income tax expense, in 1996.

      In December 1995, Bio-Cardia returned to BTG warrants to purchase 2,670,000 shares of the Company's common stock in partial payment of amounts Bio-Cardia owed to BTG; as a result, BTG recognized research and development revenues under collaborative agreements of $3,004,000. In 1995, the Company expensed $806,000 relating to Bio-Cardia, representing the net funds provided to Bio-Cardia following Bio-Cardia's default under its agreements with the Company. The net funding provided to Bio-Cardia consisted of: (i) $1,710,000 received from Bio-Cardia in 1994 but not recognized as revenues, which amount was included in other current liabilities on the December 31, 1994 balance sheet and was returned to Bio-Cardia by BTG to fund the Exchange Offer discussed below;
(ii) $210,000 received from Bio-Cardia in 1995, prior to the Exchange Offer, but not recognized as revenues and returned to Bio-Cardia by the Company to fund the Exchange Offer discussed below; and (iii) $2,726,000 provided to Bio-Cardia to fund the Exchange Offer discussed below (including the $1,920,000 referred to in (i) and (ii) above). See "--Financing with Bio-Cardia Corporation."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at December 31, 1996, was $40,626,000 as compared to $15,309,000 at December 31, 1995.

      The major portion of the Company's revenues is derived from product sales. In addition, the Company derives revenue from collaborative arrangements with third parties, under which the Company may earn up-front contract fees, may receive funding for additional research, is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for its products, new product introductions by competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

      BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 14% in 1994, 8% in 1995 and 11% in 1996. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1994, 1995 and 1996, the Shekel was devalued by approximately 1%, 4% and 4%, respectively, against the U.S. dollar. Because of the insignificant devaluation of the Shekel against the U.S. dollar despite the annual rate of increase in the Consumer Price Index, BTG's costs of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

      The Company maintains its funds in money market funds, commercial papers and other liquid debt instruments. BTG's investment policy is to preserve principal and to avoid risk. See Notes 1c and 1d of Notes to Consolidated Financial Statements.

      The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuance of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income
(loss), and financings, if any, undertaken by the Company. In 1996, net cash increased by $119,000, primarily as a result of net income of $22,915,000 (after net income tax benefits of $11,975,000 and depreciation and amortization and write-off in connection with litigation aggregating $4,128,000), an increase in current liabilities of $4,436,000 and proceeds of $8,655,000 from the issuance of common stock upon the exercise of outstanding warrants and options, partially offset by increases in current assets of $15,946,000 (primarily resulting from an increase in accounts receivable due to increased product sales and the extension of payment terms for QHR for Oxandrin from 90 to 180 days) and net investing activities of $12,759,000. In the year ended December 31, 1995, net cash decreased by $10,005,000 (after depreciation and amortization aggregating $2,622,000), primarily as a result of an increase in accounts receivable ($3,621,000), inventories ($486,000), short-term investments of $8,445,000, capital expenditures of $1,354,000, changes in patents of $836,000 and repayment of long-term debt in the amount of $1,000,000, partially offset by income before extraordinary gain of

$3,416,000 (including $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of warrants to purchase shares of its common stock obtained by Bio-Cardia from its defaulted stockholders), and net investing activities of $7,738,000. In the year ended December 31, 1994 net cash increased by $840,000 (after depreciation and amortization aggregating $2,849,000), primarily resulting from proceeds of $9,843,000 derived from issuance of common stock, of which $9,000,000 was received from financing transactions consummated in October 1994, and an increase in accounts payable and other current liabilities of $1,065,000, which was partially offset by net loss of $7,419,000 (including $2,847,000 of research and development expenditures made on behalf of Bio-Cardia which were not reimbursed), extraordinary gain resulting from debt forgiveness of $1,500,000 and payment of long-term debt of $1,800,000 (consisting of the payments to SB and to Du Pont Merck described below). The net cash used in investment activities during 1994 was approximately $2,103,000.

      BTG does not currently have any material commitments for capital expenditures.

      In June 1991, the Company concluded an agreement with Du Pont Merck pursuant to which it reacquired all the rights relating to the Company's hGH that had been licensed by BTG to Du Pont, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone deficient children. The Company issued to Du Pont Merck 275,000 shares of common stock, which the Company subsequently registered for resale by Du Pont Merck and which Du Pont Merck sold. In addition, the Company agreed to pay Du Pont Merck royalties on net sales of hGH, including a minimum royalty of $2,000,000 (using a 10% 1991 present value). In 1995 the Company paid Du Pont Merck $1,000,000 in full satisfaction of its royalty obligation to Du Pont Merck. As a result, the Company recorded an extraordinary gain of approximately $1,363,000 in 1995.

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

      At December 31, 1996 intangibles, net, consist of (i) $2,165,000 (net of amortization) relating to the purchase of all rights to hGH previously licensed to Du Pont Merck, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children, and (ii) $1,286,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to SB.

      The Company believes that its remaining cash resources as of December 31, 1996, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

      Subsequent to December 31, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented.

Had the Company applied the principals of SFAS 128, earnings per share data for the last three years would be as follows:

                                             PRO FORMA
                                             ---------
                                   1994         1995           1996
                                   ----         ----           ----
BASIC EPS

Income (loss) before
  extraordinary gain            $  (0.23)     $   0.08       $   0.52

Extraordinary gain                  0.04          0.03            ---
                                --------      --------       --------
Net Income                      $  (0.19)     $   0.11       $   0.52
                                ========      ========       ========
DILUTED EPS

Income before
  extraordinary gain            $    ---      $   0.08       $   0.47

Extraordinary gain                   ---          0.03            ---
                                --------      --------       --------
Net income                      $    ---      $   0.11       $   0.47
                                ========      ========       ========
Shares used in calculation
 ('000s)

  Basic EPS                       38,725        43,174         44,195
                                ========      ========       ========
  Diluted EPS                        ---        43,784         48,259
                                ========      ========       ========

FINANCING WITH BIO-CARDIA CORPORATION

      On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Financing"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. The Warrants are exercisable at any time on or prior to December 31, 1998 at an exercise price of $5.49 per share. The purchase price per Unit was $100,000, of which $15,000 was paid at the closing, with the remainder paid with a promissory note ("Investor Note") due in five installments over a period of three years. All of the cash proceeds of the Financing were to be received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash paid to Bio-Cardia at the closing of the Financing and in respect of the Investor Note, with any amounts then outstanding under the Investor Note being canceled. Such purchase price could be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the Financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardiovascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in pre-mature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option, during the period the Stock Purchase Option was outstanding with respect to each product, to commercialize, directly or through others, such product, and was obligated to supply Bio-Cardia with all its requirements for such products.

      In connection with the Financing, on December 31, 1993 the Company issued Warrants to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) the 5,625,000 Warrants issued to investors in Bio-Cardia in consideration of their grant of the Stock Purchase Option to the Company, (ii) the 562,500 Warrants issued to D. Blech & Company, Incorporated, the placement agent in the Financing, and (iii) the 18,750 Warrants issued to the directors of Bio-Cardia. The Company expensed in 1993 $10,241,000, equal to the aggregate value of the Warrants as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option, (ii) the Company's expenses of the Financing and (iii) director compensation expense, respectively.

      Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Financing (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse the Company for previously incurred research and development expenses. However, holders of 221 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay approximately $1,540,000 of the $3,250,000 in reimbursement of previously incurred research and development expenses and approximately $500,000 of the $1,521,000 of development costs due the Company during the three months ended September 30, 1994 under a research and development agreement between the Company and Bio-Cardia pursuant to which the Company performed research and development services on behalf of Bio-Cardia in respect of the products licensed to Bio-Cardia (the "R&D Agreement"). In October 1994, Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of the Company's common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 43 Units, who owed an aggregate of $3,440,000, which actions were settled during 1995 without the payment (in the case of holders of 40 Units) or recovery by Bio-Cardia of any monies. Accordingly, Bio-Cardia was not in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and the Company. The Company did not recognize as revenues the amounts due from Bio-Cardia during the second half of 1994 or during 1995 because of the uncertainty of realizability of such amounts.

      The Company funded a revised research and development budget for 1995. In addition, in May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with all those Bio-Cardia stockholders who were not in default under their Investor Note, who held an aggregate of 157 Units, including holders of three Units against which Bio-Cardia commenced litigation (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor

Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. In addition, Bio-Cardia agreed that if by December 15, 1995 neither (i) the average daily price of the Company's common stock for any 20 trading days in a 30 consecutive trading day period exceed $3.50 nor (ii) the best closing bid price of the Warrants exceeds $1.10 during any 20 trading days, then Bio-Cardia would distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the 15,000 Warrants issued in the Financing in each Unit, together with the Surrendered Warrants distributed by Bio-Cardia, have a value of $16,500 as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. At September 27, 1995, the best closing bid price of the Warrants had exceeded $1.10 for 20 trading days and, as a result, Bio-Cardia's obligation to distribute the Surrendered Warrants expired.

      At December 29, 1995, there was due to the Company from Bio-Cardia in excess of $7,000,000 for research and development performed by the Company on behalf of Bio-Cardia during 1994 and 1995 and for product purchases and advances for general and administrative expenses, which amounts had not been recognized as revenue by the Company because of the uncertainty of realizability of such amounts for the reasons set forth above. On December 29, 1995, Bio-Cardia transferred to BTG its interest in the Surrendered Warrants, the technology previously licensed to Bio-Cardia by the Company and the improvements to such technology resulting from the research and development conducted by the Company on behalf of Bio-Cardia in partial satisfaction of amounts owed to the Company by Bio-Cardia. As a result, the Company recognized research and development revenues under collaborative agreements of $3,004,000, representing the product determined by multiplying the Surrendered Warrants by $1.125, the closing bid price on the Nasdaq National Market of the Warrants on September 27, 1995, the date Bio-Cardia ceased to be obligated to distribute any portion of the Surrendered Warrants under certain circumstances as set forth in the immediately preceding paragraph.

      In 1995, the Company expensed $806,000 as research and development financing relating to Bio-Cardia, representing the net funds provided to Bio-Cardia following Bio-Cardia's default under its agreements with the Company. The net funding provided to Bio-Cardia consisted of: (i) $1,710,000 received from Bio-Cardia in 1994 but not recognized as revenues, which amount was included in other current liabilities on the December 31, 1994 balance sheet and was returned to Bio-Cardia by BTG to fund the Exchange Offer discussed above;
(ii) $210,000 received from Bio-Cardia in 1995, prior to the Exchange Offer, but not recognized as revenues and returned to Bio-Cardia by the Company to fund the Exchange Offer discussed above; and (iii) $2,726,000 provided to Bio-Cardia to fund the Exchange Offer discussed above (including the $1,920,000 referred to in (i) and (ii) above).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

                                                                     Page

         Report of Independent Public Accountants.................... 41

         Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1995 and 1996.................................. 42

         Consolidated Statements of Operations for the
         years ended December 31, 1994, 1995 and 1996................ 43

         Consolidated Statements of Changes in
         Stockholders' Equity for the years
         ended December 31, 1994, 1995 and 1996...................... 44

         Consolidated  Statements  of Cash Flows for
         the years ended December 31, 1994, 1995 and 1996............ 45

         Notes to Consolidated Financial Statements.................. 46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

New York, New York
February 28, 1997

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                           December 31,
                                                           ------------
                                                        1995          1996
                                                        ----          ----
--------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents...............................  $  6,886    $  7,005
 Short-term investments..................................     3,989      12,760
 Accounts receivable.....................................     6,347      18,273
 Inventories.............................................     2,118       5,328
 Deferred income taxes (Note 11).........................        --       6,000
 Prepaid expenses and other current assets...............       318         350
                                                           --------    --------
    Total current assets.................................    19,658      49,716

Deferred income taxes (Note 11)  ........................        --       9,379
Severance pay funded (Note 2)  ..........................     1,942       2,318
Property and equipment, net (Note 3).....................     4,796       6,039
Intangibles, net of accumulated amortization of $1,778
 in 1995 and $2,580 in 1996..............................     5,078       3,451
Patents, net of accumulated amortization of $208 in 1995
 and $318 in 1996........................................       457         538
Other assets.............................................     1,748       2,134
                                                           --------    --------
    Total assets.........................................  $ 33,679    $ 73,575
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans...................................  $     --    $    266
 Current portion of long-term debt ......................        27         291
 Accounts payable........................................     1,123       3,358
 Other current liabilities (Note 8)......................     3,199       5,175
                                                           --------    --------
    Total current liabilities............................     4,349       9,090
                                                           --------    --------
Long-term liabilities (Note 2)...........................     3,641       3,927
                                                           --------    --------
Commitments and contingent liabilities (Note 7)

Stockholders' Equity (Notes 4 and 5):
 Preferred stock - $.01 par value; 4,000,000
    shares authorized; no shares issued .................        --          --
 Common stock - $.01 par value; 150,000,000
    shares authorized; issued: 43,275,000 in 1995
    and 45,682,000 in 1996...............................       433         457
 Capital in excess of par value..........................   117,390     129,130
 Deficit.................................................   (91,528)    (68,613)
 Less - treasury stock at cost (83,000 shares)...........      (340)       (340)
      - deferred compensation............................      (266)        (76)
                                                           --------    --------
    Total stockholders' equity...........................    25,689      60,558
                                                           --------    --------
 Total liabilities and stockholders' equity..............  $ 33,679    $ 73,575
                                                           ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 1994        1995        1996
--------------------------------------------------------------------------------

Revenues (Note 9):
  Product sales..............................   $11,047     $21,428     $40,356
  Contract fees..............................       762         591       4,887
  Research and development revenues
    under collaborative agreements (Note 13).     3,652       4,041         --
  Other revenues.............................     1,476       1,113       1,390
  Interest income............................       503         787       1,105
                                                -------     -------     -------
                                                 17,440      27,960      47,738
                                                -------     -------     -------
Expenses:
  Research and development...................    13,714      10,935      12,431
  Cost of product sales......................     2,168       3,913       7,264
  General and administrative.................     9,743       6,420       7,458
  Marketing and sales........................       --        1,585       6,107
  Commissions and royalties..................       444         726       1,994
  Interest and finance.......................       290         159         161
  Research and development
    financing (Note 13)......................       --          806          --
  Write-off in connection with litigation
    (Note 10)................................       --          --        1,383
                                                -------     -------     -------
                                                 26,359      24,544      36,798
                                                -------     -------     -------
Income (loss) before income taxes
  and extraordinary gain.....................    (8,919)      3,416      10,940
Income tax benefit, net (Note 11)............       --         --        11,975
                                                -------     -------     -------
Income (loss) before extraordinary gain......    (8,919)      3,416      22,915
Extraordinary gain (Note 12).................     1,500       1,363         --
                                                -------     -------     -------
Net income (loss)............................   $(7,419)    $ 4,779     $22,915
                                                =======     =======     =======
Earnings (loss) per common share:
Primary:
  Income (loss) per common share
    before extraordinary gain............       $ (0.23)    $  0.08     $  0.47
  Extraordinary gain per common share....          0.04        0.03         --
                                                -------     -------     -------
  Net income (loss) per common share.....       $ (0.19)    $  0.11     $  0.47
                                                =======     =======     =======
Fully-diluted:
  Net income per common share............                               $  0.45
Weighted average number of common                                       =======
  and common equivalent shares:
  Primary................................        38,725      43,784      48,259
                                                =======     =======     =======
  Fully-diluted..........................                                50,704
                                                                        =======
The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (in thousands)

                                          Common Stock
                                         --------------  Capital in                                  Common Stock     Total
                                                  Par    Excess of           Treasury   Deferred    Subscriptions  Stockholders'
                                         Shares  Value   Par Value  Deficit   Stock   Compensation    Receivable     Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993..........     37,063  $371    $109,950  $(88,888)  $(303)     $(871)         $(177)      $20,082
Issuance of common stock............      5,171    52       9,033                                                     9,085
Issuance of common stock on series
  A and B note conversions
  (including capitalized interest)
  and on conversion of convertible
  debentures........................          1                 4                                                        4
Repayment of common stock
  subscriptions.....................                                                                      102          102
Exercise of stock options...........        616     6         781                                                      787
Exercise of warrants................         25                56                                                       56
Deferred compensation...............                          184                        (184)
Amortization of deferred
  compensation .....................                                                      485                          485
Net loss for 1994 ..................                                 (7,419)                                        (7,419)
                                         ------  ----    --------  --------  -----      -----           -----      -------
Balance, December 31, 1994..........     42,876   429     120,008   (96,307)   (303)     (570)            (75)      23,182
Issuance of common stock............         28                84                                                       84
Issuance of common stock on series
  A and B note conversions
  (including capitalized interest)
  and on conversion of convertible
  debentures........................        107     1         184                                                      185
Repayment of common stock
  subscriptions.....................                                                                       75           75
Exercise of stock options...........        264     3         118                                                      121
Retirement of warrants (Note 13) ...                       (3,004)                                                  (3,004)
Purchase of treasury stock..........                                            (37)                                   (37)
Amortization of deferred
  compensation .....................                                                      304                          304
Net income for 1995 ................                                  4,779                                          4,779
                                         ------  ----    --------  --------  -----      -----           -----      -------
Balance, December 31, 1995..........     43,275  $433    $117,390  $(91,528)  $(340)    $(266)          $  --      $25,689
Issuance of common stock............          9                74                                                       74
Issuance of common stock on series
  A and B note conversions
  (including capitalized interest)
  and on conversion of convertible
  debentures........................         41                91                                                       91
Tax benefit derived from exercise
  of stock options..................                        2,944                                                    2,944
Exercise of stock options...........      1,790    18       5,236                                                    5,254
Exercise of warrants................        567     6       3,395                                                    3,401
Amortization of deferred
  compensation .....................                                                      190                          190
Net income for 1996 ................                                 22,915                                         22,915
                                         ------  ----    --------  --------  -----      -----           -----      -------
Balance, December 31, 1996..........     45,682  $457    $129,130  $(68,613) $(340)     $ (76)          $  --      $60,558
                                         ======  ====    ========  ========  =====      =====           =====      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                      Year Ended December 31,
                                                  ------------------------------

                                                      1994       1995     1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss).............................     $(7,419)  $ 4,779  $22,915
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating
   activities:
   Deferred income tax benefit..................         --        --   (12,435)
   Receipt of warrants from Bio-Cardia..........         --     (3,004)      --
   Depreciation and amortization................       2,849     2,622    2,745
   Write-off in connection with litigation......          --       --     1,383
   Provision for severance pay..................         749       434      665
   Extraordinary gain resulting from debt
     forgiveness................................      (1,500)   (1,363)      --
   Gain on disposal of fixed assets ............         (37)      (10)     (18)
   Gain on sales of short-term investments......          --       (19)     (33)
   Common stock as payment for services.........          85        84       74
   Changes in:..................................
     receivables ...............................        (175)   (3,621) (11,926)
     inventories................................        (721)     (486)  (3,210)
     prepaid expenses and other current assets..         (55)     (146)    (590)
     accounts payable...........................         444        32    2,235
     other current liabilities..................         621      (661)   2,441
                                                     -------  --------  -------
  Net cash (used in) provided by operating
   activities...................................      (5,159)   (1,359)   4,246
                                                     -------  --------  -------
Cash flows from investing activities:
  Purchases of short-term investments...........          --    (8,445) (18,258)
  Capital expenditures..........................      (1,777)   (1,354)  (2,945)
  Intangibles...................................          --      (836)     (61)
  Severance pay funded..........................        (312)     (300)    (376)
  Other assets..................................          23    (1,173)    (531)
  Change in patents.............................        (104)     (162)    (191)
  Proceeds from sales of short-term investments.          --     4,475    9,520
  Proceeds from sales of fixed assets...........          67        57       83
                                                     -------  --------  -------
  Net cash (used in) investing activities.......      (2,103)   (7,738) (12,759)
                                                     -------  --------  -------
Cash flows from financing activities:
  Repayment of long-term debt...................      (1,800)   (1,000)       --
  Proceeds from issuances of common stock, net..       9,843       121    8,655
  Other.........................................          59       (29)     (23)
                                                     -------  --------  -------
  Net cash provided by (used in) financing
   activities...................................       8,102      (908)   8,632
                                                     -------  --------  -------
  Net increase (decrease) in cash and cash
   equivalents..................................         840   (10,005)     119
  Cash and cash equivalents at beginning of year      16,051    16,891    6,886
                                                     -------  --------  -------
  Cash and cash equivalents at end of year......     $16,891  $  6,886  $ 7,005
                                                     =======  ========  =======
Supplementary Information
Non-cash investing and financing activities:
  Series A and B note conversions (including
  capitalized interest) and conversion of
  convertible debentures........................     $    4   $    185  $    91

Other information:
  Interest paid.................................     $   77   $    729  $    55

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Bio-Technology General Corp. ("BTG") and its wholly owned subsidiary, Bio-Technology General (Israel) Ltd. ("BTG-Israel"), were formed in 1980 to research, develop, manufacture and market products through the application of genetic engineering and related biotechnologies. A substantial amount of research and development activities has been conducted on behalf of the parent by BTG-Israel.

      a.    Basis of consolidation:

      The consolidated financial statements include the accounts of BTG, BTG-Israel and BTG Pharmaceuticals Corp. (through March 15, 1996, the date it was merged into BTG), hereinafter collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

      b.    Translation of foreign currency:

      The functional currency of BTG-Israel is the U.S. dollar. Accordingly, its accounts are remeasured in dollars, and translation gains and losses (which are immaterial) are included in the statements of operations.

      c.    Cash and cash equivalents:

      At December 31, 1995 and 1996, cash and cash equivalents included cash of $788,000 and $1,780,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities as at acquisition of ninety days or less) of $6,098,000 and $5,225,000, respectively.

      d.    Short-term investments:

      The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, marketable debt and equity securities are reported at fair value, with unrealized gains and losses from those securities which are classified as "trading securities" included in net income and unrealized gains and losses from those securities which are classified as "available-for-sale securities" reported as a separate component of stockholder's equity. Debt securities classified as "held to maturity" are reported at amortized cost.

      Short-term investments consist primarily of investments in U.S. Treasury and corporate bonds and mutual funds that have been classified as "available-for-sale securities". At December 31, 1995 and 1996, the market value of these investments approximated cost.

      e.    Inventories:

      Inventories are stated at the lower of average cost or market on the weighted average method. At December 31, 1995 and 1996, inventories include raw materials of $601,000 and $656,000, work-in-process of $278,000 and $661,000, and finished goods of $1,239,000 and $4,011,000, respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      f.    Property and equipment, accumulated depreciation and amortization:

      Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 17 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred.

      g.    Intangibles:

      Intangibles consist of capitalized marketing rights and are amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

      h.    Patents:

      Patent costs related to products approved by any regulatory agency worldwide or being sold have been capitalized. Amortization has been calculated using the straight-line method over 17 years commencing the date of grant with respect to each project.

      i.    Long-lived assets:

      The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of related assets. In accordance with SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison with expected future cash flows. For the year ended December 31, 1996 the adoption of SFAS 121 did not have a material effect on the Company.

      j.    Revenue recognition:

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

      k.    Stock-based compensation:

      The Company grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

      The Company has not adopted the measurement requirements of SFAS 123 "Accounting for Stock Based Compensation", for stock option grants to employees and, accordingly, has made all of the required proforma disclosures for the years ended December 31, 1995 and 1996 in note 5.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      l.    Income taxes:

      Deferred taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

      BTG-Israel files separate income tax returns and provides for taxes under Israeli regulations.

      m.    Earnings (loss) per common share:

      Earnings (loss) per common share ("EPS") has been calculated using the weighted average number of shares of common stock outstanding and common stock equivalents. In the year ended December 31, 1994, convertible notes and debentures, warrants and options granted to purchase common stock were not included in the calculation of EPS because of their anti-dilutive effect. For the year ended December 31, 1996, fully-diluted EPS is presented because the market value of the Company's common stock as of December 31, 1996 was substantially higher than the average price used in computing primary earnings per share.

      n.    Use of estimates in preparation of financial statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These assets and liabilities include BTG's marketing rights, patents, prepaid and deferred expenses, fixed assets and severance accruals, as management has made estimates as to their useful lives and realizability and future obligations. Actual results could differ from those estimates.

NOTE 2 - LONG-TERM LIABILITIES

Long-term liabilities consist of:
                                                         December 31,
                                                    ---------------------
                                                      1995         1996
                                                      ----         ----
                                                        (in thousands)

Provision for severance pay......................   $2,980        $3,645
Long-term debt...................................      661           282
                                                    ------        ------
Total............................................   $3,641        $3,927
                                                    ======        ======

       BTG-Israel participates in a defined contribution pension plan and makes regular deposits with a pension fund to secure pension rights on behalf of some of its employees. The custody and management of the amounts so deposited are independent of the Company and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheet. The Company's obligation for severance pay, in addition to the amount funded, is included within long-term liabilities in the accompanying balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

       In respect of its other employees, BTG-Israel purchases individual insurance policies intended to cover its severance obligations. The amount funded in the insurance policy and its obligation for severance pay to those employees, is reflected in the balance sheet as severance pay funded and included in the provision for severance pay, respectively.

       The liability of the Company for severance pay is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. The liability is covered by the amounts deposited, including accumulated income thereon, as well as by the unfunded provision.

       The expense related to severance and pension pay for the years ended December 31, 1994, 1995 and 1996, was $916,000, $681,000, and $844,000,
respectively.

NOTE 3 - PROPERTY AND EQUIPMENT, NET
                                                             December 31,
                                                       -----------------------
                                                          1995          1996
                                                          ----          ----
                                                            (in thousands)
   Cost:
   Laboratory and manufacturing equipment...........   $  8,461      $  9,634
   Office equipment.................................      1,525         2,345
   Air conditioning and other.......................      1,966         2,241
   Leasehold improvements...........................      6,835         7,126
                                                       --------      --------
                                                         18,787        21,346

   Accumulated depreciation and amortization........   (13,991)      (15,307)
                                                       --------      --------
      Total.........................................   $  4,796      $  6,039
                                                       ========      ========

   Depreciation expense was approximately $1,898,000, $1,311,000 and $1,637,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

      In 1994, the Company issued 5,142,857 shares of common stock in a private placement, resulting in net proceeds to the Company of approximately $9,000,000.

      In the years ended December 31, 1994 and 1996, the Company issued 25,000 shares and 567,000 shares, respectively, of the Company's common stock upon the exercise of outstanding warrants having an aggregate purchase price of $56,000 and $3,401,000, respectively.

      In the years ended December 31, 1994, 1995 and 1996, the Company issued 616,000 shares, 264,000 shares and 1,790,000 shares, respectively, of the Company's common stock upon the exercise of outstanding stock options having an aggregate purchase price of $787,000, $121,000 and $5,254,000, respectively.

      In accordance with the respective terms of the Company's 7 1/2% Senior Subordinated Notes due April 15, 1997, Series B 11% Senior Secured Convertible Notes due October 15, 1998 and 11% Convertible Subordinated Debentures due 2006, the Company had reserved, at

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

December 31, 1996, 134,000 shares of common stock for holders of those securities in the event they elect to convert their securities to common stock.

      As of December 31, 1996, the following warrants to purchase the Company's common stock were outstanding: (i) 3,533,250 warrants issued in December 1993 in connection with research and development financing at an exercise price of $5.49 per common share, expiring in December 1998 (see Note 13), (ii) 813,233 Class A warrants at an exercise price of $4.92 per common share, expiring in March 1998, and (iii) 406,666 Class B warrants at an exercise price of $9.84 per common share, expiring in March 1999.

NOTE 5 - STOCK OPTIONS

      The Company's Stock Option Plan (the "Plan") permits the granting of options to purchase up to an aggregate of 3,900,000 shares of the Company's common stock to employees, consultants and directors of the Company. Under the Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares ("market value") on the date of grant, or restricted stock options, at an exercise price of not less than the lower of (i) 50% of the book value per share of the Company's common stock, or (ii) 50% of the market value on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring shortly after employment termination. Terminated options are available for reissuance. No additional options can be granted under the Plan.

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

      The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1995 and 1996 have been granted at the fair market value of the Company's common stock. Had compensation cost for

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

these plans been determined in accordance with SFAS 123, the Company's net income and EPS would have been reduced as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        1995          1996
                                                        ----          ----
                                                        (in thousands except
                                                           per share data)

 Net income:        As reported ....................   $ 4,779       $22,915
                    Proforma    ....................     4,342        21,575

 Primary EPS:       As reported ....................   $  0.11       $  0.47
                    Proforma    ....................      0.10          0.45

 Fully-diluted EPS: As reported ....................                 $  0.45
                    Proforma    ....................                    0.43

      Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996: (1) expected life of option of seven years; (2) dividend yield of 0%; (3) expected volatility of 72%; and (4) risk-free interest rate of 6.39% and 6.66%, respectively.

      Because SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      In May 1991, the Company granted restricted stock options to purchase up to an aggregate of 265,000 shares to senior employees of the Company at an exercise price of $3.00 per share. The amount of deferred compensation of $265,000 arising from the difference between the exercise price and the $4.00 per share market price of the Company's common stock on the date of grant is included in stockholders' equity and has been amortized over the vesting period of four years. In September 1991, the Company granted restricted stock options to employees of the Company to purchase up to an aggregate of 655,000 shares at an exercise price of $5.25 per share. The amount of deferred compensation of $655,000 arising from the difference between the exercise price and the $6.25 per share market price of the Company's common stock on the date of grant is included in stockholders' equity and has been amortized over the vesting period of four years. During 1993 the Company granted restricted stock options to employees of the Company to purchase up to an aggregate of approximately 990,000 shares at exercise prices that were $1.00 less than the market price of the common stock on the date of grant. The amount of deferred compensation of $990,000 arising from the difference between the exercise price and the market price of the Company's common stock on the date of grant is included in stockholders' equity and is being amortized over four years, the vesting periods of the options.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      Transactions under the Plan, the New Director Plan, the 1992 Stock Option Plan and other plans during 1994, 1995 and 1996 were as follows:

                                                          Year ended December 31,
                                          --------------------------------------------------------
                                                  1994               1995              1996
                                          -------------------  ----------------- -----------------
                                                     Weighted           Weighted          Weighted
                                                      Average           Average           Average
                                           Shares    Exercise   Shares  Exercise Shares   Exercise
                                           ('000s)     Price   ('000s)   Price   ('000s)   Price
                                           -------   --------  -------  -------- -------  --------
Options outstanding at beginning of year.   5,839      $3.63    5,399    $3.75    6,004    $3.83
Granted..................................     610       2.99    1,250     3.39      751     8.04
Exercised................................    (616)      1.28     (264)    0.46   (1,790)    2.93
Terminated...............................    (434)      4.58     (381)    3.59      (32)    5.40
                                            -----               -----             -----
Options outstanding at end of year.......   5,399       3.75    6,004     3.83    4,933     4.79
                                            =====               =====             =====

Exercisable at end of year ..............   3,369               3,689             2,808
                                            =====               =====             =====
Weighted average fair value of
 options granted ........................                                $2.48             $5.90
                                                                         =====             =====


      Of the 4,933,000 options outstanding as of December 31, 1996:

            - 1,110,000 have exercise prices between $1.06 and $3.13 with a weighted average exercise price of $2.65 and a weighted average remaining contractual life of 5.63 years. Of these 1,110,000 options, 778,000 are exercisable; their weighted average exercise price is $2.56.

            - 2,978,000 options have exercise prices between $3.28 and $7.00 with a weighted average exercise price of $4.64 and a weighted average remaining contractual life of 6.99 years. Of these 2,978,000 options, 1,765,000 are exercisable; their weighted average exercise price is $4.96.

            - 845,000 options have exercise prices between $7.19 and $11.00 with a weighted average exercise price of $8.14 and a weighted average remaining contractual life of 8.50 years. Of these 845,000 options, 265,000 are exercisable; their weighted average exercised price is $7.66.

      Subsequent to December 31, 1996, options to purchase an aggregate of 919,000 shares of common stock have been exercised, having an aggregate purchase price of $3,803,000.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 6 - FOREIGN OPERATIONS

     Information about the Company's operations in the United States and Israel is presented below:

                                                                        Consol-
                                         U.S.    Israel  Eliminations   idated
                                         ----    ------  ------------   ------
                                           (in thousands of U.S. dollars)

Year ended December 31, 1994:
   Revenues.......................... (1)14,177    3,263               17,440
   Intercompany purchases/sales......     1,041    2,010    (3,051)
   Reimbursement of subsidiary's
     expenses........................              9,812    (9,812)
   Net loss..........................    (6,694)    (675)      (50)    (7,419)
   Identifiable assets(2)............    49,725    5,942   (23,327)    32,340
   Foreign liabilities(2)............           (3)2,859                2,859
   Investment in subsidiaries
     (cost basis)(2).................   17,226            (17,226)

Year ended December 31, 1995:
   Revenues.......................... (1)24,791    3,169               27,960
   Intercompany purchases/sales......     1,447    3,690    (5,137)
   Reimbursement of subsidiary's
     expenses........................              9,120    (9,120)
   Net income........................     4,982       60      (263)     4,779
   Identifiable assets(2)............    48,027    7,086   (21,434)    33,679
   Foreign liabilities(2)............           (3)3,796                3,796
   Investment in subsidiaries
     (cost basis)(2).................    17,226            (17,226)

Year ended December 31, 1996:
   Revenues.......................... (1)43,833    3,905               47,738
   Intercompany purchases/sales......     1,213    7,329    (8,542)
   Reimbursement of subsidiary's
     expenses........................              8,994    (8,994)
   Net income........................    21,908    1,231      (224)    22,915
   Identifiable assets(2)............    73,706    9,775    (9,906)    73,575
   Foreign liabilities(2)............           (3)4,643                4,643
   Investment in subsidiaries
     (cost basis)(2).................     5,797             (5,797)

------------------------------
(1) Includes export sales of $8,295,000, $15,189,000 and $22,334,000 in 1994,
1995 and 1996, respectively.
(2)  At year end.
(3)  Excludes liability to parent.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

      a. The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $414,000. The lease expires in October 2003. In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses. BTG-Israel currently leases approximately 80,000 square feet of space for its research, development and

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

production facilities in Israel. This lease will expire in January 1999. BTG-Israel also leases 5,000 square feet of wharehouse space near its research and manufacturing facility pursuant to a lease which expires in March 1997. Rent expense was approximately $932,000, $1,195,000 and $1,450,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The future consolidated annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next five years and thereafter are as follows:
1997--$1,546,000, 1998--$1,595,000, 1999--$519,000, 2000--$414,000, 2001--
$414,000 and $759,000 thereafter. Additionally, included in other assets at December 31, 1996, are certificates of deposit of $300,000 made in support of a letter of credit with respect to BTG-Israel's lease, which funds are restricted as to use. There is also a bank guarantee outstanding in favor of the lessor for $370,000 secured by the assets of BTG-Israel.

      b. The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded. As of December 31, 1996, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $4,030,000 of research and development funding for products that are currently being sold and a minimum of $7,149,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 1994, 1995 and 1996, the Company accrued approximately $191,000, $338,000 and $907,000, respectively, as royalties to the Chief Scientist.

      The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

      c. The Company currently has employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,231,000 plus other normal customary fringe benefits and bonuses, as well as a minimum annual increase in compensation. These employment agreements generally have a term of two years and are automatically renewed for successive two year periods unless either party gives the other notice of nonrenewal.

      d. The Company has received notification of claims filed against certain of its patents. Management believes that these claims have no merit, and the Company intends to defend them vigorously.

NOTE 8 - OTHER CURRENT LIABILITIES
                                                                December 31,
                                                           --------------------
                                                             1995         1996
                                                             ----         ----
                                                               (in thousands)

Salaries and related expenses ..................           $1,569       $1,909
Accrued subcontracting payable .................              542        1,670
Legal and professional fees.....................              507          272
Royalties.......................................              387          650
 Other..........................................              194          674
                                                           ------       ------
                                                           $3,199       $5,175
                                                           ======       ======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 9 - CONCENTRATIONS

      In 1994, 1995 and 1996, one customer for human growth hormone, located solely in Japan, represented $5,170,000, $9,853,000 and $12,906,000 or 31%, 36%
and 28% of revenues (exclusive of interest income), respectively. In 1995 and 1996, one customer for Oxandrin and Delatestryl, located solely in the United States, represented $3,589,000 and $15,540,000 or 13% and 33% of revenues (exclusive of interest income), respectively. In 1996, the Company's product sales consisted primarily of sales of human growth hormone, Oxandrin and BioLon in the amount of approximately $18,218,000, $15,098,000 and $4,737,000, or 45%,
37% and 12% of total product sales, respectively. During 1994 and 1995, the Company earned $2,950,000 and $3,486,000 or 17% and 12% of revenues (exclusive of interest income), respectively, from Bio-Cardia as research and development revenues under collaborative agreements. As of December 31, 1994 and 1995, one customer accounted for 57% and 18% of total receivables, respectively. Another customer accounted for 55% and 72% of total receivables as of December 31, 1995 and 1996, respectively. As of December 31, 1996, another customer accounted for 15% of total receivables. BTG has one supplier for its Oxandrin product.

NOTE 10 - WRITE-OFF IN CONNECTION WITH LITIGATION

      In 1996, the Company wrote off $1,383,000 of capitalized expenses relating to human growth hormone, as a result of the affirmation by the United States Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States. The write-off consists of legal costs related to the litigation with Genentech and U.S. hGH launch preparation costs.

NOTE 11 - INCOME TAXES

      Taxable income in 1995 and 1996 was substantially offset by the utilization of net operating loss carryforwards ("NOLs"). At December 31, 1996, BTG has NOLs of approximately $39,300,000 available to offset future taxable income, which expire from 1998 through 2010, and which are limited to annual maximum amounts, due to ownership changes, as defined by regulations under the Internal Revenue Code. In addition, at December 31, 1996, BTG has a capital loss carryover of approximately $10,200,000 available to offset future capital gains, which expires in 2000.

      In 1996, management determined that it has become more likely than not that it will realize its net deferred tax assets (other than approximately $4,096,000) and it has therefore reduced the valuation allowance by approximately $18,587,000. The determination that the net tax asset is realizable is based on 1996 being BTG's first full year of profitability in each quarter, and the performance and penetration of Oxandrin (first introduced in December 1995). The Company's reversal of the valuation allowance against its net deferred tax assets resulted in a realization of income tax benefit of approximately $12,435,000 in 1996 and increased capital in excess of par value by approximately $2,944,000, representing, for tax purposes, the deductible compensation resulting from the exercise of stock options.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      The components of current and deferred income tax expense (benefit) for the year ended December 31, 1996 are as follows (in thousands):

Current:
   State     ................................................     $  1,155
   Federal   ................................................        3,156
   Benefit of NOLs...........................................       (3,851)
                                                                  --------
                                                                       460
                                                                  --------
Deferred:
   State     ................................................       (1,840)
   Federal   ................................................      (10,595)
                                                                  --------
                                                                   (12,435)
                                                                  --------
Total income tax benefit.....................................     $(11,975)
                                                                  ========

      The domestic and foreign components of income (loss) before income taxes are as follows:

                                                   Year Ended December 31,
                                               ----------------------------
                                                 1994       1995      1996
                                                 ----       ----      ----
                                                       (in thousands)

   Domestic  ................................. $(8,068)    $3,483   $ 9,654
   Foreign   .................................    (851)       (67)    1,286
                                               -------     ------   -------
                                               $(8,919)    $3,416   $10,940
                                               =======     ======   =======

      The components of deferred income tax expense (benefit) are:

                                                   Year Ended December 31,
                                               ----------------------------
                                                1994       1995      1996
                                                ----       ----      ----
                                                       (in thousands)

   Net operating loss ........................  $1,756    $1,328   $(4,989)
   Change in valuation allowance exclusive
     of stock options.........................  (2,439)    2,375    16,286
   Research and development financing ........   1,118    (3,228)       --
   Other......................................    (435)     (475)    1,138
                                               -------    ------   -------
                                                $   --    $   --   $12,435
                                               =======    ======   =======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes and extraordinary gain is as follows:

                                                   Year Ended December 31,
                                               -----------------------------
                                                  1994      1995      1996
                                                  ----      ----      ----
                                                       (in thousands)

   Income tax at U.S. statutory rate..........  $(3,032)   $1,162   $  3,720
   Extraordinary item.........................      510       463        --
   Current year benefit of NOLs ..............       --        --     (3,851)
   State and local income taxes (net of
     federal benefit).........................     (366)      356        850
   Change in valuation allowance exclusive
     of stock options.........................    2,439    (2,375)   (12,435)
   Other......................................      449       394       (259)
                                                -------    ------   --------
                                                $    --    $   --   $(11,975)
                                                =======    ======   ========

      The components of deferred incomes taxes are as follows:

                                                              December 31,
                                                            1995      1996
                                                            ----      ----
                                                             (in thousands)

NOLs  ..........................................           $19,363   $15,016
Capital loss carryforward.......................             4,096     4,096
Accrued amounts and other.......................               196     1,155
                                                          --------   -------
                                                            23,655    20,267
Depreciation and amortization...................              (972)     (792)
                                                          --------   -------
                                                            22,683    19,475
Valuation allowance.............................           (22,683)   (4,096)
                                                          --------   -------
                                                          $     --   $15,379
                                                          ========   =======

NOTE 12  - EXTRAORDINARY GAIN

     In 1995, the Company recognized an extraordinary gain of $1,363,000 resulting from the Company's payment, in July 1995, of $1,000,000 to a former licensee in full satisfaction of its $2,363,000 obligation to this former licensee. In 1994, the Company recognized an extraordinary gain of $1,500,000 resulting from the Company's payment, in January 1994, of $1,500,000 to another former licensee in full satisfaction of its $3,000,000 obligation to this former licensee.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 13 - RESEARCH AND DEVELOPMENT FINANCING

      On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Financing"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. The Warrants are exercisable at any time on or prior to December 31, 1998 at an exercise price of $5.49 per share. The purchase price per Unit was $100,000, of which $15,000 was paid at the closing, with the remainder paid with a promissory note ("Investor Note") due in five installments over a period of three years. All of the cash proceeds of the Financing were to be received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash paid to Bio-Cardia at the closing of the Financing and in respect of the Investor Note, with any amounts then outstanding under the Investor Note being canceled. Such purchase price could be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the Financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardiovascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in premature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option, during the period the Stock Purchase Option was outstanding with respect to each product, to commercialize, directly or through others, such product, and was obligated to supply Bio-Cardia with all its requirements for such products.

      In connection with the Financing, on December 31, 1993 the Company issued Warrants to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) the 5,625,000 Warrants issued to investors in Bio-Cardia in consideration of their grant of the Stock Purchase Option to the Company, (ii) the 562,500 Warrants issued to D. Blech & Company, Incorporated, the placement agent in the Financing, and (iii) the 18,750 Warrants issued to the directors of Bio-Cardia. The Company expensed in 1993 $10,241,000, equal to the aggregate value of the Warrants as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option, (ii) the Company's expenses of the Financing and (iii) director compensation expense, respectively.

      Bio-Cardia and the Company had originally budgeted approximately $32 million of the net proceeds of the Financing (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse the Company for previously incurred research and development expenses. However, holders of 221 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay approximately $1,540,000 of the $3,250,000 in reimbursement of previously incurred research and development expenses and approximately $500,000 of the $1,521,000 of development costs due

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

the Company during the three months ended September 30, 1994 under a research and development agreement between the Company and Bio-Cardia pursuant to which the Company performed research and development services on behalf of Bio-Cardia in respect of the products licensed to Bio-Cardia (the "R&D Agreement"). In October 1994, Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of the Company's common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 43 Units, who owed an aggregate of $3,440,000, which actions were settled during 1995 without the payment (in the case of holders of 40 Units) or recovery by Bio-Cardia of any monies. Accordingly, Bio-Cardia was not in a position to fund the up to $32 million research and development program originally contemplated by Bio-Cardia and the Company. The Company did not recognize as revenues the amounts due from Bio-Cardia during the second half of 1994 or during 1995 because of the uncertainty of realizability of such amounts.

      The Company funded a revised research and development budget for 1995. In addition, in May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with all those Bio-Cardia stockholders who were not in default under their Investor Note, who held an aggregate of 157 Units, including holders of three Units against which Bio-Cardia commenced litigation (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. In addition, Bio-Cardia agreed that if by December 15, 1995 neither (i) the average daily price of the Company's common stock for any 20 trading days in a 30 consecutive trading day period exceed $3.50 nor (ii) the best closing bid price of the Warrants exceeds $1.10 during any 20 trading days, then Bio-Cardia would distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the 15,000 Warrants issued in the Financing in each Unit, together with the Surrendered Warrants distributed by Bio-Cardia, have a value of $16,500 as determined using the Black Scholes option pricing formula using an assumption of no dividends and a volatility of 70%. At September 27, 1995, the best closing bid price of the Warrants had exceeded $1.10 for 20 trading days and, as a result, Bio-Cardia's obligation to distribute the Surrendered Warrants expired.

      At December 29, 1995, there was due to the Company from Bio-Cardia in excess of $7,000,000 for research and development performed by the Company on behalf of Bio-Cardia during 1994 and 1995 and for product purchases and advances for general and administrative expenses, which amounts had not been recognized as revenue by the Company because of the uncertainty of realizability of such amounts for the reasons set forth above. On December 29, 1995, Bio-Cardia transferred to BTG its interest in the Surrendered Warrants, the technology previously licensed to Bio-Cardia by the Company and the improvements to such technology resulting from the research and development conducted by the Company on behalf of Bio-Cardia in partial satisfaction of amounts owed to the Company by Bio-Cardia. As a result, the Company recognized research and development revenues under collaborative agreements of $3,004,000, representing the product determined by multiplying the Surrendered Warrants by $1.125, the closing bid price on the Nasdaq National Market of the Warrants on September 27,

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

1995, the date Bio-Cardia ceased to be obligated to distribute any portion of the Surrendered Warrants under certain circumstances as set forth in the immediately preceding paragraph.

      In 1995, the Company expensed $806,000 as research and development financing relating to Bio-Cardia, representing the net funds provided to Bio-Cardia following Bio-Cardia's default under its agreements with the Company. The net funding provided to Bio-Cardia consisted of: (i) $1,710,000 received from Bio-Cardia in 1994 but not recognized as revenues, which amount was included in other current liabilities on the December 31, 1994 balance sheet and was returned to Bio-Cardia by BTG to fund the Exchange Offer discussed above;
(ii) $210,000 received from Bio-Cardia in 1995, prior to the Exchange Offer, but not recognized as revenues and returned to Bio-Cardia by the Company to fund the Exchange Offer discussed above; and (iii) $2,726,000 provided to Bio-Cardia to fund the Exchange Offer discussed above (including the $1,920,000 referred to in (i) and (ii) above).

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The section entitled "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

      See "Part I - Item 1. Business - Executive Officers of the Company".

ITEM 11.    EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)   Financial Statements

      (1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K.

      (3)   Exhibits

      Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10(a), (q), (r), (s), (u), (v), (w), (z),
(oo) and (qq) are management contracts, compensatory plans or arrangements.

Exhibit No.   Description
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

  (e) Agreement, dated March 21, 1983, between Bio-Technology General (Israel) Ltd. and the Chief Scientist (Anti-depressant). *(5)

  (f)      Letter from the Chief Scientist to Bio-Technology General (Israel)
           Ltd. *(5)

  (g)      Letter from the Company to Yeda relating to bGH and hSOD. *(4)

  (h) Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

  (i)      Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

  (j) Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

EXHIBIT NO.   DESCRIPTION
-----------   -----------

  (k) Indenture, dated as of February 15, 1986, between the Company and United States Trust Company of New York, as Trustee. *(8)

  (l) Indenture, dated as of April 15, 1987, between the Company and United States Trust Company of New York, as Trustee. *(9)

  (m) Supplemental Indenture, dated as of October 27, 1989 to the Indenture dated as of April 15, 1987, between the Company and United States Trust Company of New York, as Trustee. *(10)

  (n) Indenture, dated as of October 30, 1989, between the Company and Continental Stock Transfer and Trust Company, as Trustee, relating to the Series A 7 1/2% Senior Secured Convertible Notes due 1995 and the Series B 11% Senior Secured Convertible Notes due 1998. *(10)

  (o) Form of Indemnity Agreement between the Company and its directors and officers. *(11)

  (p)      Agreement, dated November 18, 1988, between the Company and Yeda.
           *(12)

  (q) Employment Agreement, dated as of January 1, 1990, between the Company and Dr. Sim Fass.*(13)

  (r) Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(3)

  (s) Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(3)

  (t) Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(14)

  (u) Employment Agreement, dated as of September 5, 1990, between the Company and David Haselkorn. *(15)

  (v) Employment Agreement, dated as of September 5, 1990, between Bio-Technology General (Israel) Ltd. and Marian Gorecki. *(15)

  (w) Employment Agreement, dated as of June 1, 1992, between the Company and Nadim Kassem. *(15)

  (x) Agreement, dated as of November 17, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(15)

  (y) Exclusive Distribution Agreement, dated as of November 9, 1992, between the Company and Ferring B.V. *(15)

  (z)      Bio-Technology General Corp. 1992 Stock Option Plan, as amended. *(1)

EXHIBIT NO.   DESCRIPTION
-----------   -----------

 (aa) Technology License Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(16)

 (bb) Research and Development Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(16)

 (cc) Marketing Option Agreement, dated as of December 31, 1993, between Bio-Technology General Corp. and Bio-Cardia Corporation. *(16)

 (dd) Supply Agreement, dated as of December 31, 1993, between Bio-Technology General (Israel) Ltd. and Bio-Cardia Corporation. *(16)

 (ee) Form of Warrant to purchase shares of Bio-Technology General Corp. Common Stock. *(16)

 (ff) Registration Rights Agreement, dated as of December 31, 1993, made by Bio-Technology General Corp. in favor of the Warrant holders. *(16)

 (gg) Exclusive Distribution Agreement, dated as of December 29, 1993, between Bio-Technology General Corp. and Novopharm Limited. *(17)

 (hh) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Elliott Associates, L.P. *(18)

 (ii) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Grace Holdings, L.P. *(18)

 (jj) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and Momar Corporation. *(18)

 (kk) Bio-Technology General Corp. Common Stock Purchase Agreement, dated as of October 4, 1994, by and between the Company and WACO Partners. *(18)

 (ll) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(19)

 (mm) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(19)

 (nn) Amended and Restated Research and Development Services Agreement, dated as of December 28, 1995 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd. *(19)

 (oo) Employment Agreement, dated as of January 29, 1996, between Bio-Technology General Corp. and Ernest L. Kelly. *(19)

 (pp) Agreement, dated as of December 29, 1995, by and among Bio-Technology General Corp., Bio-Cardia Corporation and Bio-Technology General (Israel) Ltd. *(19)

EXHIBIT NO.   DESCRIPTION
-----------   -----------

 (qq) Employment Agreement, dated as of April 24, 1995, between Bio-Technology General Corp. and William Pursley. *(20)

  11       Computation of Earnings Per Share.

  21       Subsidiaries of Bio-Technology General Corp.

23.1       Consent of Arthur Andersen LLP.

  27       Financial Data Schedule.

      Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

-------------------
+    Confidential treatment has been granted for portions of such document.

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

 (1)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1994.
 (2) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
 (3)  Company's Annual Report on Form 10-K for the year ended December 31, 1991.
 (4)  Company's Annual Report on Form 10-K for the year ended December 31, 1983.
 (5)  Registration Statement on Form S-1 (File No. 2-84690).
 (6)  Registration Statement on Form S-1 (File No. 33-2597).
 (7)  Registration Statement on Form S-2 (File No. 33-12238).
 (8)  Company's Annual Report on Form 10-K for the year ended December 31, 1985.
 (9)  Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1987.
(10) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, as amended on Form 8 dated November 15, 1989.
(11)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1987.
(12)  Company's Annual Report on Form 10-K for the year ended December 31, 1988.
(13)  Company's Annual Report on Form 10-K for the year ended December 31, 1989.
(14)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1990.
(15)  Report on Form 8-K dated May 16, 1991.
(14)  Registration Statement on Form S-3 (File No. 33-39018).
(15)  Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(16)  Company's Current Report on Form 8-K dated December 31, 1993.
(17)  Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(18)  Company's Current Report on Form 8-K dated October 12, 1994.
(19)  Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(20)  Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1995.

 (b)  Reports on Form 8-K

      None

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

                                    Bio-Technology General Corp.
                                             (Registrant)

                                    By:     /s/ Sim Fass
                                        ---------------------------------
                                                (Sim Fass)
                                                 President and CEO

March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                           -----                            ----

/s/ Sim Fass                        President, CEO and          March 26, 1997
------------------------            Director (Principal
(Sim Fass)                          Executive Officer)

/s/ Herbert Conrad                  Director                    March 26, 1997
------------------------
(Herbert Conrad)

/s/ Hoffer Kaback                   Director                    March 26, 1997
------------------------
(Hoffer Kaback)

/s/ Charles MacDonald               Director                    March 26, 1997
------------------------
(Charles MacDonald)

/s/ Moses Marx                      Director                    March 26, 1997
------------------------
(Moses Marx)

/s/ David Tendler                   Director                    March 26, 1997
------------------------
(David Tendler)

Signature                           Title                            Date
---------                           -----                            ----

/s/ Virgil Thompson                 Director                    March 26, 1997
------------------------
(Virgil Thompson)

/s/ Dan Tolkowsky                   Director                    March 26, 1997
------------------------
(Dan Tolkowsky)

/s/ Yehuda Sternlicht               Vice President-Finance      March 26, 1997
------------------------            and Chief Financial
(Yehuda Sternlicht)                 Officer (Principal
                                    Financial and Accounting
                                    Officer)