Form 10-Q
period 1997-03-31
BIO TECHNOLOGY GENERAL CORP
filed 1997-05-15
CIK 722104

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997


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



                         Former address: Not Applicable



               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X        No
                                ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Common Stock, par value $.01 per share,
            outstanding as of May 12, 1997            46,783,106

================================================================================

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheets at
                March 31, 1997 and December 31, 1996......................    3

             Consolidated Statements of Operations
                for the three months ended
                March 31, 1997 and 1996...................................    4

             Consolidated Statement of Changes in
                Stockholders' Equity for the three
                months ended March 31, 1997...............................    5

             Consolidated Statements of Cash Flows
                for the three months ended
                March 31, 1997 and 1996...................................    6

             Notes to Consolidated Financial
                Statements................................................    7

     Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations.............................................    8

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................   13

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31,  December 31,
                                                           1997        1996
                                                        (Unaudited)
                                                        -----------  ---------

ASSETS
Current Assets:
  Cash and cash equivalents ..........................   $ 12,033    $  7,005
  Short-term investments .............................     12,779      12,760
  Accounts receivable ................................     20,581      18,273
  Inventories ........................................      4,722       5,328
  Deferred income taxes ..............................      4,808       6,000
  Prepaid expenses and other current assets ..........        672         350
                                                         --------    --------
    Total current assets .............................     55,595      49,716

Deferred income taxes ................................      9,379       9,379
Severance pay funded .................................      2,355       2,318
Property and equipment, net ..........................      6,226       6,039
Intangibles, net .....................................      3,236       3,451
Patents, net .........................................        491         538
Other assets .........................................      2,374       2,134
                                                         --------    --------
    TOTAL ASSETS .....................................   $ 79,656    $ 73,575
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans ..............................   $    379    $    266
  Current portion of long-term debt ..................        291         291
  Accounts payable ...................................      1,195       3,358
  Other current liabilities ..........................      5,666       5,175
                                                         --------    --------
    Total current liabilities ........................      7,531       9,090
                                                         --------    --------
Long-term liabilities ................................      3,796       3,927
                                                         --------    --------
Stockholders' equity:
  Preferred stock -- $.01 par value; 4,000,000
    shares authorized; no shares issued ..............       --          --
  Common stock -- $.01 par value; 150,000,000 shares
    authorized; issued: 46,701,000 (45,682,000 at
    December 31, 1996) ...............................        467         457
  Capital in excess of par value .....................    133,464     129,130
  Deficit ............................................    (65,218)    (68,613)
  Less -- treasury stock at cost, 83,000 shares ......       (340)       (340)
       -- deferred compensation ......................        (44)        (76)
                                                         --------    --------
    Total stockholders' equity .......................     68,329      60,558
                                                         --------    --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 79,656    $ 73,575
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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1997         1996
                                                            -------      -------
Revenues:
  Product sales ......................................      $14,379      $ 7,695
  Contract fees ......................................          116        2,725
  Other revenues .....................................         --            100
  Interest income ....................................          270          191
                                                            -------      -------
                                                             14,765       10,711
                                                            -------      -------
Expenses:
  Research and development ...........................        3,940        3,104
  Cost of product sales ..............................        2,269        1,166
  General and administrative .........................        1,936        1,920
  Marketing and sales ................................        1,886        1,209
  Commissions and royalties ..........................           53          968
  Interest and finance ...............................           94           35
  Write-off in connection with litigation ............         --          1,383
                                                            -------      -------
                                                             10,178        9,785
                                                            -------      -------
Income before income taxes ...........................        4,587          926
Income taxes .........................................        1,192         --
                                                            -------      -------
Net income ...........................................      $ 3,395      $   926
                                                            =======      =======
Earnings per share ...................................      $  0.07      $  0.02
                                                            =======      =======
Weighted average number of shares outstanding ........       52,138       47,147
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

                                                                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (Unaudited)
                                                          (in thousands)

                                             Common Stock
                                           -----------------    Capital in                                            Total
                                                        Par      Excess of                Treasury     Deferred    Stockholders'
                                           Shares      Value     Par Value     Deficit      Stock    Compensation     Equity
                                           ------     ------     --------     --------    --------   ------------  -------------
Balance, December 31, 1996 ...........     45,682       $457     $129,130     $(68,613)    $(340)        $(76)       $60,558

Issuance of common stock .............          1                      15                                                 15
Exercise of stock options ............        949          9        3,936                                              3,945
Exercise of warrants .................         50          1          245                                                246
Issuance of common stock
  on conversion
  of convertible debt ................         19                     138                                                138
Amortization of deferred
  compensation .......................                                                                     32             32
Net income for three months
  ended March 31, 1997 ...............                                           3,395                                 3,395
                                           ------       ----     --------     --------     -----         ----        -------
Balance, March 31, 1997 ..............     46,701       $467     $133,464     $(65,218)    $(340)        $(44)       $68,329
                                           ======       ====     ========     ========     =====         ====        =======


                           The accompanying notes are an integral part of this consolidated statement.

                                                       BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (in thousands)
                                                                                   Three Months
                                                                                  Ended March 31,
                                                                              ----------------------
                                                                               1997            1996
                                                                              -------        -------
Cash flows from operating activities:
  Net income ............................................................     $ 3,395        $   926
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Write-off in connection with litigation ............................        --            1,383
     Depreciation and amortization ......................................         776            771
     Provision for severance pay ........................................           7            143
     Gain on sales of short-term investments ............................          (2)           (12)
     Deferred income taxes ..............................................       1,192           --
     Common stock as payment for services ...............................          15             20
     Changes in: receivables ............................................      (2,308)         3,012
                 inventories ............................................         606           (495)
                 prepaid expenses and other current assets ..............        (322)          (276)
                 accounts payable .......................................      (2,163)           299
                 other assets ...........................................        (240)            (8)
                 other current liabilities ..............................         604            994
                                                                              -------        -------
  Net cash provided by operating activities .............................       1,560          6,757
                                                                              -------        -------
Cash flows from investing activities:
  Short-term investments ................................................        (514)          (964)
  Capital expenditures ..................................................        (669)          (438)
  Severance pay funded ..................................................         (37)          (117)
  Intangibles ...........................................................        --              (55)
  Proceeds from sales of short-term investments .........................         497          1,501
                                                                              -------        -------
  Net cash used in investing activities .................................        (723)           (73)
                                                                              -------        -------
Cash flows from financing activities:
  Proceeds from issuance of common stock ................................       4,191            744
                                                                              -------        -------
Net increase in cash and cash equivalents ...............................       5,028          7,428
 Cash and cash equivalents at beginning of year .........................       7,005          6,886
                                                                              -------        -------
Cash and cash equivalents at end of period ..............................     $12,033        $14,314
                                                                              =======        =======
Supplementary Information
Non-cash investing and financing activities:
  Conversions of convertible debt .......................................     $   138        $     6
Other information:
  Interest paid .........................................................     $     6        $     5


           The accompanying notes are an integral part of these consolidated statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: STATEMENT ON ADJUSTMENTS

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


NOTE 2: WRITE-OFF IN CONNECTION WITH LITIGATION

On December 1, 1994, Genentech Inc. filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of human growth hormone ("hGH") infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the New York action, and in August 1995 the United States District Court for the Southern District of New York granted a preliminary injunction prohibiting the commercial introduction in the U.S. of BTG's hGH. In April 1996 the CAFC rejected BTG's appeal of the grant of the preliminary injunction. In May 1996 the CAFC rejected BTG's request for a rehearing and a rehearing en banc. BTG filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied in October 1996. BTG is now precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount was initially capitalized but subsequently written off in the first quarter of 1996 following the CAFC decision. In addition, the Company wrote-off previously capitalized expenses incurred in connection with the preparation for launch of hGH in the United States.


NOTE 3: SUBSEQUENT EVENT-NOTE CONVERSION

Subsequent to March 31, 1997, $148,000 aggregate principal amount of the Company's 7 1/2% Convertible Senior Subordinated Notes due April 15, 1997 (the "7 1/2% Notes") were converted into an aggregate of approximately 14,100 shares of Common Stock; the remaining $4,000 principal amount of the 7 1/2% Notes was repaid on April 15, 1997, the maturity date for such notes.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1997
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


RESULTS OF OPERATIONS:

Bio-Technology General Corp. (the "Company" or "BTG") reported net income of approximately $3.4 million in the three month period ended March 31, 1997, or $0.07 per share, compared to net income of $0.9 million, or $0.02 per share, in the three months ended March 31, 1996. Net income for the three months ended March 31, 1996 includes a write-off of previously capitalized expenses of $1.4 million, or $0.03 per share. The Company had approximately 5.0 million additional average shares outstanding for the three month period ended March 31, 1997, as compared to the same period in 1996, primarily as a result of the increase in the Company's stock price (which resulted in more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the common stock), and the issuance of approximately 2.3 million shares upon the exercise of outstanding options subsequent to March 31, 1996, primarily in the last quarter of 1996 and the first quarter of 1997.

Revenues from product sales, derived primarily from the Company's human growth hormone ("hGH"), oxandrolone ("Oxandrin(R)") and pharmaceutical grade hyaluronic acid ("BioLon(R)") products, amounted to $14,379,000 for the three month period ended March 31, 1997, or 99% of revenues (exclusive of interest income). For the comparable period in 1996, product sales of $7,695,000, or 73% of revenues (exclusive of interest income), were earned. Sales of hGH were $6,779,000 in the three months ended March 31, 1997, representing 47% of product sales, as compared with $5,207,000, or 68% of product sales, in the comparable period in 1996. The increase in sales of hGH in the three month period ended March 31, 1997 was primarily the result of increased sales to JCR Pharmaceuticals Co., Ltd. and the Ferring Group, the Company's exclusive distributors in Japan and Europe, respectively. Revenues from Oxandrin product sales were $5,459,000, or 38% of total product sales, in the three months ended March 31, 1997 as compared to 502,000, or 7% of product sales, in the three month period ended March 31, 1996. Substantially all the Oxandrin sales were to Quantum Health Resources, BTG's exclusive distributor in the United States. The Company launched Oxandrin in the United States in December 1995. Sales of BioLon were $1,926,000, or 13% of product sales, in the three month

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


period ended March 31, 1997 as compared with $873,000, or 11% of product sales, in the three month period ended March 31, 1996. The increase in sales of BioLon was mainly due to increased sales to its distributors. In aggregate, $215,000 was earned from sales of other products for the three month period ended March 31, 1997 as compared with $1,113,000 in the comparable period in 1996. Other product sales in 1996 included a sale of product to one of the Company's licensees for use in clinical trials.

For the three month periods ended March 31, 1997 and 1996 contract fees of $116,000 and $2,725,000, or 1% and 26%, respectively, of revenues (exclusive of interest income), were earned. Of the contract fees earned in the three months ended March 31, 1997, $66,000, or 57% of total contract fees, was earned in respect of BioLon. Of the contract fees earned in the three months ended March 31, 1996, $2,500,000, or 92% of total contract fees, was earned in respect of vitamin D, of which $2,000,000 was earned in respect of a fee paid to its European licensee in connection with termination of a sublicense and $500,000 was earned in connection with the license of distribution rights in the United States, and $75,000 was earned in respect of BioLon.

Other revenues, in the three months ended March 31, 1996, consist of partial funding of several of the Company's research and development projects by the Chief Scientist of the Israeli government.

Interest income was $270,000 and $191,000 for the three month periods ended March 31, 1997 and 1996, respectively. The increase in interest income in 1997 is mainly due to an increase in cash balances resulting from funding received from exercise of stock options during the last quarter of 1996 and the first quarter of 1997 and increased product sales.

The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. Expenditures for research and development in the three month period ended March 31, 1997 were $3,940,000 as compared with $3,104,000 in the three months ended March 31, 1996. The increase in these expenditures resulted primarily from an increase in expenses and headcount associated with the clinical studies conducted by the Company.

Cost of product sales, primarily related to commercial sales of hGH, Oxandrin and BioLon, were $2,269,000 in the three month period ended March 31, 1997 as compared with $1,166,000 for the same period last year. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

Marketing and sales expenses for the three months ended March 31, 1997 were $1,886,000 as compared with $1,209,000 for the three months ended March 31, 1996. These expenses primarily relate to the sales and marketing force in the United States, which the Company established to promote distribution of Oxandrin and the Company's other products in the United States. The increase in these expenses derived mainly from additional marketing and sales expenses, primarily personnel, resulting from the growth of the Company's product sales.

Commissions and royalties expenses for the three months ended March 31, 1997 were approximately $53,000. In the same period in 1996 commissions and royalties expenses were $968,000. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1996 include a royalty payment in respect of BTG's Vitamin D product resulting from the termination of its European licensee's sublicense and royalties to the Chief Scientist in respect of a product for which the Company's royalty obligations to the Chief Scientist were completed in 1996.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


In the three months ended March 31, 1996 the Company wrote-off $1,383,000 of capitalized expenses relating to human growth hormone as a result of the affirmation by the United States Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States. The write-off consists of legal costs related to the litigation with Genentech and U.S. hGH launch preparation costs.

Income taxes for the three months ended March 31, 1997 were $1,192,000, representing 26% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of research and development tax credits, Israeli tax benefits and similar items which reduce the tax rate. In the three months ended March 31, 1996 the Company did not provide any income taxes as any interim tax provision would be offset by available net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1997 was $48,064,000 as compared to $40,626,000 at December 31, 1996.

The major portion of the Company's revenues is derived from product sales. In addition, the Company derives revenue from collaborative arrangements, under which the Company may earn up-front contract fees, may receive funding for additional research, is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product. Revenues have in the past displayed and will in the immediate future continue to display variations due to changes in demand for its products, introductions of new products by competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments and the timing of regulatory approvals of products.

The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 8% in 1995, 11% in 1996 and 2% in the three month period ended March 31, 1997. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In each of 1995 and 1996 the Shekel was devalued by approximately 4% against the U.S. dollar, and was devalued by approximately 5% in the three months ended March 31, 1997. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the cost of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

The Company maintains its funds in money market funds, commercial paper and other liquid short-term debt instruments. The Company's investment policy is to preserve principal and to avoid risk.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuance of common stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income
(loss), and financings, if any, undertaken by the Company. In the three months ended March 31, 1997, net cash increased by $5,028,000, primarily as a result of net income of $3,395,000 (after income taxes of $1,192,000 and depreciation and amortization in the amount of $776,000), proceeds of $4,191,000 from the issuance of common stock upon the exercise of outstanding warrants and options, partially offset by increases in current assets of $2,024,000 net, decrease in current liabilities of $1,559,000 net and net investing activities of $723,000. In the three months ended March 31, 1996, net cash increased by $7,428,000 (after depreciation and amortization aggregating $771,000 and write-off in connection with litigation of $1,383,000), primarily as a result of a decrease in current assets of $2,241,000, net, increase in current liabilities aggregating $1,293,000, and proceeds of $744,000 from the issuance of common stock upon exercise of outstanding options.

The Company does not currently have any material commitments for capital expenditures.

At March 31, 1997, intangibles, net consist of (i) $2,057,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $1,179,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

The Company believes that its remaining cash resources as of March 31, 1997, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


RECENTLY ISSUED ACCOUNTING STANDARDS

Subsequent to December 31, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. Had the Company applied the principals of SFAS 128, earnings per share data for the three months ended March 31, 1997 and 1996 would be as follows:


                                                           Pro Forma
                                                     ---------------------
                                                       Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       1997          1996
                                                     -------       -------
    BASIC EPS

      Net Income ................................    $  0.07       $  0.02
                                                     =======       =======

    DILUTED EPS

      Net income ................................    $  0.07       $  0.02
                                                     =======       =======
      Shares used in calculation ('000s)
        Basic EPS ...............................     46,284        43,558
                                                      ======        ======
        Diluted EPS .............................     52,138        47,147
                                                      ======        ======

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


Dated: May 12, 1997