Form 10-Q
period 1997-06-30
BIO TECHNOLOGY GENERAL CORP
filed 1997-08-13
CIK 722104

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

                  For the quarterly period ended June 30, 1997

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

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


          Common Stock, par value $.01 per share,
          outstanding as of July 31, 1997               47,013,252

================================================================================

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Consolidated Balance Sheets at
                  June 30, 1997 and December 31, 1996......................    3

               Consolidated Statements of Operations
                  for the three and six months ended
                  June 30, 1997 and 1996...................................    4

               Consolidated Statement of Changes in
                  Stockholders' Equity for the six
                  months ended June 30, 1997...............................    5

               Consolidated Statements of Cash Flows
                  for the six months ended
                  June 30, 1997 and 1996...................................    6

               Notes to Consolidated Financial
                  Statements...............................................    7

      Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations............................................    8

PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.........   17

      Item 6.  Exhibits and Reports on Form 8-K............................   17

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,   December 31,
                                                           1997        1996
                                                         --------    --------
                                                       (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ...........................   $ 13,305    $  7,005
 Short-term investments ..............................     17,268      12,760
 Accounts receivable .................................     21,707      18,273
 Inventories .........................................      4,040       5,328
  Deferred income taxes ..............................      3,402       6,000
 Prepaid expenses and other current assets ...........        488         350
                                                         --------    --------
  Total current assets ...............................     60,210      49,716

Deferred income taxes ................................      9,379       9,379
Severance pay funded .................................      2,325       2,318
Property and equipment, net ..........................      6,916       6,039
Intangibles, net .....................................      3,020       3,451
Patents, net .........................................        478         538
Other assets .........................................      2,569       2,134
                                                         --------    --------
  Total assets .......................................   $ 84,897    $ 73,575
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans ...............................   $    410    $    266
 Current portion of long-term debt ...................         13         291
 Accounts payable ....................................      1,595       3,358
 Other current liabilities ...........................      5,904       5,175
                                                         --------    --------
  Total current liabilities ..........................      7,922       9,090
                                                         --------    --------
Long-term liabilities ................................      3,751       3,927
                                                         --------    --------

Stockholders' equity:
 Preferred stock -- $.01 par value; 4,000,000
  shares authorized; no shares issued ................       --          --
 Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 46,954,000 (45,682,000 at
  December 31, 1996) .................................        470         457
 Capital in excess of par value ......................    134,405     129,130
 Deficit .............................................    (61,304)    (68,613)
 Less -- treasury stock at cost, 83,000 shares .......       (340)       (340)
      -- deferred compensation .......................         (7)        (76)
                                                         --------    --------
  Total stockholders' equity .........................     73,224      60,558
                                                         --------    --------
  Total liabilities and stockholders' equity .........   $ 84,897    $ 73,575
                                                         ========    ========


                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands except per share data)


                                          Six Months Ended    Three Months Ended
                                               June 30,             June 30,
                                          -----------------    -----------------
                                            1997      1996       1997      1996
                                          -------   -------    -------   -------
Revenues:
 Product sales .........................  $28,965   $19,313    $14,586   $11,618
 Contract fees .........................      466     2,795        350        70
 Other revenues ........................      330       338        330       238
 Interest income .......................      696       453        426       262
                                          -------   -------    -------   -------
                                           30,457    22,899     15,692    12,188
                                          -------   -------    -------   -------
Expenses:
 Research and development ..............    7,323     5,934      3,383     2,830
 Cost of product sales .................    4,794     3,368      2,525     2,202
 General and administrative ............    3,957     4,250      2,021     2,330
 Marketing and sales ...................    3,993     2,904      2,107     1,695
 Commissions and royalties .............      193     1,281        140       313
 Interest and finance ..................      165        77         71        42
 Write-off in connection with
   litigation ..........................     --       1,383       --        --
                                          -------   -------    -------   -------
                                           20,425    19,197     10,247     9,412
                                          -------   -------    -------   -------
Income before income taxes .............   10,032     3,702      5,445     2,776
Income taxes ...........................    2,723      --        1,531      --
                                          -------   -------    -------   -------
Net income .............................  $ 7,309   $ 3,702    $ 3,914   $ 2,776
                                          =======   =======    =======   =======
Earnings per share .....................  $  0.14   $  0.08    $  0.08   $  0.06
                                          =======   =======    =======   =======
Weighted average number of shares
  outstanding ..........................   52,086    47,351     51,999    47,602
                                          =======   =======    =======   =======


 The accompanying notes are an integral part of these consolidated statements.



                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (Unaudited)
                                                    (in thousands)

                                        Common Stock
                                       ---------------    Capital in                                         Total
                                                  Par     Excess of               Treasury    Deferred    Stockholders'
                                       Shares    Value    Par Value     Deficit     Stock    Compensation    Equity
                                       ------    -----    ---------    ---------    ------   ------------   -------
Balance, December 31, 1996.........    45,682     $457     $129,130    $(68,613)    $(340)       $(76)      $60,558

Issuance of common stock. .........         2                    29                                              29
Exercise of stock options..........     1,186       12        4,714                                           4,726
Exercise of warrants...............        50        1          245                                             246
Issuance of common stock
  on conversion
  of convertible debt..............        34                   287                                             287
Amortization of deferred
  compensation.....................                                                                 69           69
Net income for six months
  ended June 30, 1997..............                                        7,309                              7,309
                                                                       ---------                            -------
Balance, June 30, 1997.............    46,954     $470     $134,405    $(61,304)    $(340)      $  (7)      $73,224
                                       ======     ====     ========    =========    ======      ======      =======


                     The accompanying notes are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Six Months
                                                               Ended June 30,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
Cash flows from operating activities:
 Net income ..............................................   $ 7,309    $ 3,702
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Write-off in connection with litigation ..............      --        1,383
    Depreciation and amortization ........................     1,564      1,534
    Provision for severance pay ..........................      (154)       177
    Loss (gain) on sales of short-term investments .......         9        (17)
    Deferred income taxes ................................     2,598       --
    Common stock as payment for services .................        29         37
    Changes in: receivables ..............................    (3,434)    (3,098)
                inventories ..............................     1,288       (581)
                prepaid expenses and other current assets.      (138)      (543)
                accounts payable .........................    (1,763)       513
                other assets .............................      (435)        (8)
                other current liabilities ................       873      1,860
                                                             -------    -------
 Net cash provided by operating activities ...............     7,746      4,959
                                                             -------    -------
Cash flows from investing activities:
 Short-term investments ..................................    (7,253)    (1,963)
 Capital expenditures ....................................    (1,845)    (1,290)
 Severance pay funded ....................................        (7)      (202)
 Intangibles .............................................      --          (56)
 Changes in patents ......................................       (36)       (95)
 Proceeds from sales of fixed assets and
   short-term investments ................................     2,736      3,047
                                                             -------    -------
 Net cash used in investing activities ...................    (6,405)      (559)
                                                             -------    -------
Cash flows from financing activities:
 Proceeds from issuance of common stock ..................     4,972      4,537
 Interests on Series B Notes .............................        (9)       (14)
 Repayment of Notes ......................................        (4)      --
                                                             -------    -------
 Net cash provided by financing activities ...............     4,959      4,523
                                                             -------    -------
Net increase in cash and cash equivalents ................     6,300      8,923
Cash and cash equivalents at beginning of year ...........     7,005      6,886
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $13,305    $15,809
                                                             =======    =======
Supplementary Information
-------------------------
Non-cash investing and financing activities:
 Conversions of convertible debt .........................   $   287    $    38
Other information:
 Interest paid ...........................................   $    16    $    25


 The accompanying notes are an integral part of these consolidated statements.

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

NOTE 3: 7 1/2% CONVERTIBLE SENIOR SUBORDINATED NOTES DUE APRIL 15, 1997

     In April 1997, $148,000 aggregate principal amount of the Company's 7 1/2% Convertible Senior Subordinated Notes due April 15, 1997 (the "7 1/2% Notes") were converted into an aggregate of approximately 14,100 shares of Common Stock; the remaining $4,000 principal amount of the 7 1/2% Notes was repaid on April 15, 1997, the maturity date for such notes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    Three and six months ended June 30, 1997
             compared with three and six months ended June 30, 1996


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

RESULTS OF OPERATIONS:

Overview

     The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company's statement of operations.

                                          Six Months Ended    Three Months Ended
                                              June 30,             June 30,
                                          ---------------      ----------------
                                           1997      1996       1997       1996
                                          -----     -----      -----      -----
Revenues:
  Product sales.......................     95.1%     84.3%      93.0%      95.3%
  Contract fees.......................      1.5      12.2        2.2        0.6
  Other revenues......................      1.1       1.5        2.1        2.0
  Interest income.....................      2.3       2.0        2.7        2.1
                                          -----     -----      -----      -----
         Total........................    100.0%    100.0%     100.0%     100.0%
                                          =====     =====      =====      =====

Expenses:
  Research and development............     24.1%     25.9%      21.6%      23.2%
  Cost of product sales...............     15.7      14.7       16.1       18.1
  General and administrative..........     13.0      18.6       12.9       19.1
  Marketing and sales.................     13.1      12.7       13.4       13.9
  Commissions and royalties...........      0.6       5.6        0.9        2.6
  Interest and finance................      0.6       0.3        0.4        0.3
  Write-off in connection
    with litigation...................       --       6.0         --         --
                                          -----     -----      -----      -----
         Total........................     67.1      83.8       65.3       77.2
                                          -----     -----      -----      -----
Income before income taxes............     32.9      16.2       34.7       22.8
Income tax expense....................      8.9        --        9.8         --
                                          -----     -----      -----      -----
Net income ...........................     24.0%     16.2%      24.9%      22.8%
                                          =====     =====      =====      =====



     The Company has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which the Company may earn up-front contract fees, may receive funding for additional research (including funding from the Chief Scientist of the State of Israel), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product. The Company anticipates that product sales will constitute the majority of its revenues in the future. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for its products, new product introductions by the Company and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:


                                      Six Months Ended     Three Months Ended
                                          June 30,              June 30,
                                      ---------------       ---------------
                                      1997       1996       1997       1996
                                      ----       ----       ----       ----
Bio-Tropin ......................      46%        62%        44%        57%
Oxandrin ........................      40         21         42         30
BioLon ..........................      11         11          8         11
Other ...........................       3          6          6          2
                                      ---        ---        ---        ---
       Total ....................     100%       100%       100%       100%
                                      ===        ===        ===        ===


The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

     The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:


                                      Six Months Ended     Three Months Ended
                                          June 30,              June 30,
                                      ---------------       ---------------
                                      1997       1996       1997       1996
                                      ----       ----       ----       ----
United States....................      42%        20%        47%        29%

International....................      58         80         53         71
                                      ---        ---        ---        ---
       Total ....................     100%       100%       100%       100%
                                      ===        ===        ===        ===


Comparison of Six Months Ended June 30, 1997 and June 30, 1996

     Revenues. Total revenues increased 33% in the first half of 1997 to $30,457,000 from $22,899,000 in the first half of 1996. Product sales increased $9,652,000, or 50%, in the first half of 1997 from the comparable prior period primarily driven by increased sales of Oxandrin in the United States, increased sales of human growth hormone ("hGH") to BTG's distributors in Japan and Europe and increased sales of BioLon to BTG's distributors. Oxandrin sales increased $7,646,000, primarily as a result of the Company's increased marketing efforts, growing awareness of the product and the relatively small sales base in the first half of 1996 as the product had just been introduced by BTG in December 1995. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel (the "Chief Scientist"). In the first half of 1996, BTG received $2,500,000 in contract fees as a result of the termination of a sublicensing agreement and the licensing of distribution rights in the United States for the Company's Silkis product, which distorted the Company's revenues from contract fees. Interest income increased $243,000, or 54%, for the comparable period primarily as a result of increased cash balances (including short-term investments) resulting from option and warrant exercises and cash flow from operations subsequent to June 30, 1996.

     Research and Development Expense. Research and development expense increased 23% in the first half of 1997 to $7,323,000 from $5,934,000 in the first half of 1996. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials for its superoxide dismutase product and new dosage formulations for Oxandrin and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

     Cost of Product Sales. Cost of product sales increased $1,426,000, or 42%, in the first half of 1997 to $4,794,000 from $3,368,000 in the first half of 1996. The increase is primarily attributable to increased product sales. Cost of product sales as a percentage of product sales for the first half of 1997 decreased to 16.6% from 17.4% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales and a slight decrease in sales of BioLon as a percentage of product sales. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense decreased slightly in the first half of 1997 at $3,957,000 versus $4,250,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 13.0% of revenues in the first half of 1997 versus 18.6% of revenues in the comparable prior year period, primarily as a result of the growth in product sales.

     Marketing and Sales Expense. Marketing and sales expense increased 37.5% in the first half of 1997 to $3,993,000 from $2,904,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to 13.1% from 12.7% for the first half of 1996. This increase is primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, resulting from the growth of the Company's product sales.

     Commissions and Royalties. Commissions and royalties were $193,000, or 0.6% of total revenues, in the first half of 1997, as compared to $1,281,000, or 5.6% of total revenues, in the first half of 1996. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1996 include a royalty payment in respect of BTG's Silkis product resulting from the termination of its European licensee's sublicense and royalties to the Chief Scientist in respect of a product for which the Company's royalty obligations to the Chief Scientist were completed in 1996.

     Other Expenses. Interest and finance expense increased to $165,000 in the first half of 1997 from $77,000 in the first half of 1996. In the first quarter of 1996, BTG wrote off $1,383,000 of capitalized expenses related to hGH. This write-off resulted from the affirmation by the United States Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States.

     Income Taxes. Income taxes for the six months ended June 30, 1997 were $2,723,000, representing 27.1% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and development tax credits and similar items which reduce the tax rate. In the six months ended June 30, 1996 the Company did not record any income taxes as any interim tax provision would be offset by available net operating loss carryforwards.

     Net Income. Net income for the six months ended June 30, 1996 includes a write-off of previously capitalized expenses of $1,383,000, or $0.03 per share. The Company had approximately 4.7 million additional weighted average shares outstanding for the six month period ended June 30, 1997, as compared to the same period in 1996, primarily as a result of the increase in the price of the Common Stock (which resulted in more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock), and the issuance of approximately 2.4 million shares upon the exercise of outstanding options subsequent to June 30, 1996, primarily in the last quarter of 1996 and the first quarter of 1997.

Comparison of Three Months Ended June 30, 1997 and June 30, 1996

     Revenues. Total revenues increased 28.7% in the second quarter of 1997 to $15,692,000 from $12,188,000 in the second quarter of 1996. Product sales increased $2,968,000, or 25.5%, in the second quarter of 1997 from the comparable prior period primarily driven by increased sales of Oxandrin in the United States, increased sales of hGH to BTG's distributors in Japan and Europe and increased sales of BioLon to BTG's distributors. Oxandrin sales increased $2,689,000, primarily as a result of the Company's increased marketing efforts, growing awareness of the product and the relatively small sales base in the second quarter of 1996 as the product had just been introduced by BTG in December 1995. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Interest income increased $164,000, or 62.6%, for the comparable period primarily as a result of increased cash balances (including short-term investments) resulting from option exercises and cash flow from operations subsequent to June 30, 1996.

     Research and Development Expense. Research and development expense increased 19.5% in the second quarter of 1997 to $3,383,000 from $2,830,000 in the second quarter of 1996. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials for its superoxide dismutase product and new dosage formulations for Oxandrin and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease- related weight loss conditions other than AIDS-related weight loss.

     Cost of Product Sales. Cost of product sales increased $323,000, or 14.7%, in the second quarter of 1997 to $2,525,000 from $2,202,000 in the second quarter of 1996. The increase is primarily attributable to increased product sales. Cost of product sales as a percentage of product sales for the second quarter of 1997 decreased to 17.3% from 19.0% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales and a decrease in sales of BioLon as a percentage of product sales. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense decreased slightly in the second quarter of 1997 to $2,021,000 versus $2,330,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 12.9% of revenues in the second quarter of 1997 versus 19.1% of revenues in the comparable prior year period, as a result of the growth in revenues and the decrease in general and administrative expenses.

     Marketing and Sales Expense. Marketing and sales expense increased 24.3% in the second quarter of 1997 to $2,107,000 from $1,695,000 for the prior year period. As a percentage of revenues, marketing and sales expense decreased to 13.4% from 13.9% for the second quarter of 1996. This decrease is primarily due to the growth of the Company's product sales.

     Commissions and Royalties. Commissions and royalties were $140,000, or 0.9% of total revenues, in the second quarter of 1997, as compared to $313,000, or 2.6% of total revenues, in the second quarter of 1996. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1996 include royalties to the Chief Scientist in respect of a product for which the Company's royalty obligations to the Chief Scientist were completed in 1996.

     Income Taxes. Income taxes for the three months ended June 30, 1997 were $1,531,000, representing 28.1% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and development tax credits and similar items which reduce the tax rate. In the three months ended June 30, 1996 the Company did not record any income taxes as any interim tax provision would be offset by available net operating loss carryforwards.

     Net Income. The Company had approximately 4.4 million additional weighted average shares outstanding for the three month period ended June 30, 1997, as compared to the same period in 1996, primarily as a result of the increase in the price of the Common Stock (which resulted in more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock), and the issuance of approximately 2.4 million shares upon the exercise of outstanding options subsequent to June 30, 1996, primarily in the last quarter of 1996 and the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June, 1997 was $52,288,000 as compared to $40,626,000 at December 31, 1996.

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

     The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income (loss), and financings, if any, undertaken by the Company. Net cash increased by $8,923,000 and $6,300,000 in the six months ended June 30, 1996 and 1997, respectively.

     Net cash provided by operating activities was $4,959,000 and $7,746,000 in the six months ended June 30, 1996 and 1997, respectively. Net income was $3,702,000 and $7,309,000 in the same periods, respectively. In the six months ended June 30, 1996, net cash provided by operating activities exceeded net income primarily because of a write-off of capitalized expenses of $1,383,000, an increase in current liabilities of $2,373,000 and depreciation and amortization of $1,534,000, partially offset by a $3,098,000 increase in receivables. In the six months ended June 30, 1997, net cash provided by operating activities was approximately $437,000 higher than net income, as deferred income taxes of $2,598,000, a decrease in inventories of $1,288,000 and depreciation and amortization of $1,564,000 were almost completely offset by a $3,434,000 increase in receivables and an $890,000 net decrease in current liabilities.

     Net cash used in investing activities was $559,000 and $6,405,000 in the six months ended June 30, 1996 and 1997, respectively. Net cash used in investing activities included capital expenditures of $1,290,000 and $1,845,000 in these periods, respectively, primarily for laboratory and manufacturing equipment and, in 1997, leasehold improvements and furniture and fixtures associated with the expansion of the Company's New Jersey headquarters. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

     Net cash provided by financing activities was $4,523,000 and $4,959,000 in the six months ended June 30, 1996 and 1997, respectively. Cash flows from financing activities were primarily affected by net proceeds from issuances of Common Stock of $4,537,000 and $4,972,000 in these periods, respectively. Net proceeds from the sale of Common Stock include $3,400,000 from exercises of warrants to purchase 567,607 shares of Common Stock which expired in May 1996; the remainder of such net proceeds in both periods result from option exercises.

     BTG does not currently have any material commitments for capital expenditures.

     The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

     The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 8% in 1995, 11% in 1996 and 5% in the six month period ended June 30, 1997. In each of 1995 and 1996 the Shekel was devalued by approximately 4% against the U.S. dollar, and was devalued by approximately 10% in the six months ended June 30, 1997. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1995 and 1996, and a decrease in these costs in U.S. dollars in the first half of 1997. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the cost of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

     At June 30, 1997, intangibles, net consist of (i) $1,949,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $1,071,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

     The Company believes that its remaining cash resources as of June 30, 1997, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Subsequent to December 31, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. Had the Company applied the principles of SFAS 128, earnings per share data for the three and six months ended June 30, 1997 and 1996 would be as follows:

                                    Six Months Ended       Three Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                    1997        1996        1997        1996
                                  -------     -------     -------     -------
Basic EPS
  Net Income ..................   $  0.16     $  0.08     $  0.08     $  0.06
                                  =======     =======     =======     =======
Diluted EPS
  Net income ..................   $  0.14     $  0.08     $  0.08     $  0.06
                                  =======     =======     =======     =======
Shares used in calculation
 ('000s)
  Basic EPS ...................    46,515      43,807      46,706      44,055
                                  =======     =======     =======     =======
  Diluted EPS .................    52,086      47,351      51,999      47,602
                                  =======     =======     =======     =======

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   (a) The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 18, 1997.

   (c)(i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

          Name                                  Votes For      Votes Withheld
          ----                                  ---------      --------------
          Herbert J. Conrad ................   40,023,696         426,925
          Sim Fass .........................   40,030,420         420,201
          Moses Marx .......................   40,030,588         420,033
          Allan Rosenfield .................   40,026,980         423,641
          David Tendler ....................   40,030,393         420,228
          Virgil Thompson ..................   40,031,148         419,473
          Dan Tolkowsky ....................   40,020,775         429,846
          Faye Wattleton ...................   39,999,738         450,883
          Herbert Weissbach ................   40,024,093         426,528

     (ii) In addition to the election of directors, (a) a proposal to adopt the Company's 1997 Stock Option Plan for Non-Employee Directors was approved, with 18,057,036 shares voted in favor, 2,456,185 shares voted against, 345,492 shares abstaining and 19,591,908 broker non-votes, and (b) a proposal to amend the Company's 1992 Stock Option Plan was approved, with 11,694,703 shares voted in favor, 7,397,208 shares voted against, 297,437 shares abstaining and 21,061,273 broker non-votes.

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


                                          BIO-TECHNOLOGY GENERAL CORP.
                                                   (Registrant)


                                          By: /s/ SIM FASS
                                              ---------------------------------
                                              Sim Fass
                                              President and
                                              Chief Executive Officer,
                                              Principal Executive Officer


                                              /s/ YEHUDA STERNLICHT
                                              ---------------------------------
                                              Yehuda Sternlicht
                                              Vice President-Finance and
                                              Chief Financial Officer,
                                              Principal Financial and
                                              Accounting Officer


Dated: August 11, 1997