Form 10-Q
period 1997-09-30
BIO TECHNOLOGY GENERAL CORP
filed 1997-11-03
CIK 722104

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

                         Former address: Not Applicable

-------------------------------------------------------------------------------

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

                               Yes  X       No
                                   ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share,
outstanding as of October 30, 1997                  47,069,304

                                      INDEX

                                                                           Page
                                                                           ----
Part I.   Financial Information

      Item 1.   Financial Statements:

                Consolidated Balance Sheets at
                   September 30, 1997 and December 31, 1996.................. 3

                Consolidated Statements of Operations
                   for the three and nine months ended
                   September 30, 1997 and 1996............................... 4

                Consolidated Statement of Changes in
                   Stockholders' Equity for the nine
                   months ended September 30, 1997........................... 5

                Consolidated Statements of Cash Flows
                   for the nine months ended
                   September 30, 1997 and 1996............................... 6

                Notes to Consolidated Financial Statements................... 7

      Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations............................................. 8

Part II.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K.............................17

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September 30,  December 31,
                                                         1977          1996
                                                      (Unaudited)

-------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents...........................   $14,355       $  7,005
 Short-term investments..............................    19,856         12,760
 Accounts receivable.................................    23,686         18,273
 Inventories.........................................     4,785          5,328
 Deferred income taxes...............................     1,627          6,000
 Prepaid expenses and other current assets...........       572            350
                                                       --------       --------
  Total current assets...............................    64,881         49,716

Deferred income taxes................................     9,379          9,379
Severance pay funded.................................     2,355          2,318
Property and equipment, net..........................     7,104          6,039
Intangibles, net.....................................     2,804          3,451
Patents, net.........................................       430            538
Other assets.........................................     3,029          2,134
                                                       --------       --------
  Total assets.......................................  $ 89,982       $ 73,575
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans...............................  $    399       $    266
 Current portion of long-term debt...................        13            291
 Accounts payable....................................     1,014          3,358
 Other current liabilities...........................     6,308          5,175
                                                       --------       --------
  Total current liabilities..........................     7,734          9,090
                                                       --------       --------

Long-term liabilities................................     4,180          3,927
                                                       --------       --------

Stockholders' equity:
 Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued................       --             --
 Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 47,053,000 (45,682,000 at
  December 31, 1996).................................       471            457
 Capital in excess of par value......................   134,759        129,130
 Deficit.............................................   (56,822)       (68,613)
 Less - treasury stock at cost, 83,000 shares........      (340)          (340)
      - deferred compensation........................       --             (76)
                                                       --------       --------
  Total stockholders' equity.........................    78,068         60,558
                                                       --------       --------

  Total liabilities and stockholders' equity.........  $ 89,982       $ 73,575
                                                       ========       ========

The accompanying notes are an integral part of these consolidated balance sheets.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (in thousands except per share data)

                                                    Nine  Months Ended                 Three Months Ended
                                                       September 30,                      September 30,
                                                  ----------------------------------------------------------
                                                  1996            1997              1996               1997
------------------------------------------------------------------------------------------------------------
Revenues:
 Product sales.............................     $29,496         $39,523           $10,182            $10,558
 Contract fees.............................       3,796           6,706             1,001              6,240
 Other revenues............................         963           1,025               624                695
 Interest income...........................         775           1,120               322                424
                                                -------         -------           -------            -------
                                                 35,030          48,374            12,129             17,917
                                                -------         -------           -------            -------
Expenses:
 Research and development..................       8,901          11,781             2,966              4,458
 Cost of product sales ....................       5,531           6,303             2,163              1,509
 General and administrative................       5,892           6,228             1,641              2,271
 Marketing and sales.......................       4,691           6,432             1,788              2,439
 Commissions and royalties.................       1,573             991               292                798
 Interest and finance......................         111             234                35                 69
 Write-off in connection with
   litigation..............................       1,383              --                --                 --
                                                -------         -------           -------            -------
                                                 28,082          31,969             8,885             11,544
                                                -------         -------           -------            -------
Income before income taxes.................       6,948          16,405             3,244              6,373

Income taxes...............................          --           4,614                --              1,891
                                                -------         -------           -------            -------

Net income ................................     $ 6,948         $11,791           $ 3,244            $ 4,482
                                                =======         =======           =======            =======

Earnings per share.........................     $  0.15         $  0.23           $  0.07            $  0.09
                                                =======         =======           =======            =======

Weighted average number of shares
  outstanding..............................      47,915          51,966            48,812             51,691
                                                =======         =======           =======            =======



The accompanying notes are an integral part of these consolidated statements.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                         Common Stock
                                        --------------     Capital in                                          Total
                                                   Par     Excess of               Treasury     Deferred    Stockholders'
                                       Shares     Value    Par Value     Deficit     Stock    Compensation    Equity

-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996.........    45,682     $457     $129,130     $(68,613)    $(340)       $(76)       $60,558


Issuance of common stock. .........         3                    43                                               43
Exercise of stock options..........     1,282       13        5,043                                            5,056
Exercise of warrants...............        52        1          255                                              256
Issuance of common stock
  on conversion
  of convertible debt..............        34                   288                                              288
Amortization of deferred
 compensation......................                                                                 76            76
Net income for nine months
 ended September 30, 1997..........                                       11,791                              11,791
                                       ------     ----     --------     --------     -----       -----       -------
Balance, September 30, 1997........    47,053     $471     $134,759     $(56,822)    $(340)      $  --       $78,068
                                       ======     ====     ========     ========     =====       =====       =======


  The accompanying notes are an integral part of this consolidated statement.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   Nine Months
                                                                               Ended September 30,
                                                                           -------------------------
                                                                             1997              1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income    .......................................................     $11,791           $ 6,948
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Write-off in connection with litigation...........................         --              1,383
    Depreciation and amortization.....................................       2,359             2,325
    Provision for severance pay.......................................         276               586
    Loss (gain) on sales of short-term investments and fixed assets...          (7)              (42)
    Deferred income taxes.............................................       4,373               --
    Common stock as payment for services..............................          43                57
    Changes in: receivables...........................................      (5,413)           (4,264)
                inventories...........................................         543            (1,306)
                prepaid expenses and other current assets.............        (222)             (849)
                accounts payable......................................      (2,344)              508
                other assets..........................................        (895)               (8)
                other current liabilities.............................       1,266             1,228
                                                                           -------           -------
 Net cash provided by operating activities............................      11,770             6,566
                                                                           -------           -------

Cash flows from investing activities:
 Short-term investments...............................................     (12,533)           (3,168)
 Capital expenditures.................................................      (2,571)           (1,951)
 Severance pay funded.................................................         (37)             (289)
 Intangibles   .......................................................        --                 (56)
 Changes in patents...................................................         (36)             (146)
 Proceeds from sales of fixed assets and short-
   term investments...................................................       5,458             6,026
                                                                           --------          -------
 Net cash (used in) provided by investing activities..................      (9,719)              416
                                                                           --------          -------

Cash flows from financing activities:
 Proceeds from issuance of common stock...............................       5,312             5,170
 Interest on Series B Notes...........................................          (9)              (14)
 Repayment of Notes...................................................          (4)              --
                                                                           --------          -------
 Net cash provided by financing activities............................       5,299             5,156
                                                                           --------          -------

Net increase in cash and cash equivalents.............................       7,350            12,138
Cash and cash equivalents at beginning of year........................       7,005             6,886
                                                                           --------          -------
Cash and cash equivalents at end of period............................     $14,355           $19,024
                                                                           ========          =======

Supplementary Information
-------------------------
Non-cash investing and financing activities:
 Conversions of convertible debt......................................     $   288           $    87
Other information:
 Interest paid .......................................................     $    27           $    15




The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Statement on Adjustments
         -------------------------

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


Note 2:  Write-Off in connection with Litigation
         ---------------------------------------

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


Note 3:  Convertible Notes
         -----------------

The Company has called for redemption all its outstanding (i) Series B 11% Senior Secured Convertible Notes due October 15, 1998 (the "11% Notes") and (ii) 11% Convertible Senior Subordinated Debentures due 2006 (the "11% Debentures"). An aggregate of $154,750 principal amount to the 11% Notes is outstanding and $92,000 principal amount of the 11% Debentures is outstanding. The 11% Notes are convertible into shares of Common Stock at a conversion price of $1.75. The 11% Debentures are convertible into shares of Common Stock at a conversion price of $8.75. In April 1997, $148,000 aggregate principal amount of the Company's 7 1/2% Convertible Senior Subordinated Notes due April 15, 1997 (the "7 1/2% Notes") were converted into an aggregate of approximately 14,100 shares of Common Stock; the remaining $4,000 principal amount of the 7 1/2% Notes was repaid on April 15, 1997, the maturity date for such notes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                 Three and nine months ended September 30, 1997
          compared with three and nine months ended September 30, 1996

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

Results of Operations:
----------------------

Overview

     The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company's statement of operations.


                                                    Nine                           Three Months
                                                Months Ended                           Ended
                                                September 30,                      September 30,
                                            ----------------------              ---------------------
                                            1997              1996              1997             1996
                                            ----              ----              ----             ----

Revenues:
  Product sales .......................     81.7%             84.2%             58.9%            83.9%
  Contract fees .......................     13.9              10.8              34.8              8.3
  Other revenues ......................      2.1               2.8               3.9              5.1
  Interest income .....................      2.3               2.2               2.4              2.7
                                           -----             -----             -----            -----
      Total                                100.0%            100.0%            100.0%           100.0%
                                           =====             =====             =====            =====
Expenses:
  Research and development ............     24.4%             25.4%             24.9%            24.5%
  Cost of product sales ...............     13.0              15.8               8.4             17.8
  General and administrative ..........     12.9              16.8              12.7             13.5
  Marketing and sales .................     13.3              13.4              13.6             14.8
  Commissions and royalties ...........      2.0               4.5               4.4              2.4
  Interest and finance ................      0.5               0.3               0.4              0.3
  Write-off in connection
    with litigation ...................       --               4.0                --               --
                                           -----             -----             -----            -----
      Total                                 66.1              80.2              64.4             73.3
                                           -----             -----             -----            -----
Income before income taxes ............     33.9              19.8              35.6             26.7
Income taxes ..........................      9.5               --               10.6              --
                                           -----             -----             -----            -----
Net income ............................     24.4%             19.8%             25.0%            26.7%
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

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                             Nine Months Ended       Three Months Ended
                              September 30,             September 30,
                             -----------------       ------------------
                              1997      1996           1997      1996
                              ----      ----           ----      ----
  Oxandrin ................    47%       35%            66%       62%
  Bio-Tropin ..............    37        48             13        22
  BioLon ..................    12        12             17        15
  Other ...................     4         5              4         1
                              ---       ---            ---       ---
     Total ................   100%      100%           100%      100%
                              ===       ===            ===       ===

The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

     The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:

                             Nine Months Ended       Three Months Ended
                               September 30,            September 30,
                             -----------------       ------------------
                              1997      1996           1997      1996
                              ----      ----           ----      ----
  United States ...........    49%       34%            69%       62%
  International ...........    51        66             31        38
                              ---       ---            ---       ---
     Total ................   100%      100%           100%      100%
                              ===       ===            ===       ===


Comparison of Nine Months Ended September 30, 1997 and September 30, 1996

         Revenues. Total revenues increased 38% in the first nine months of 1997 to $48,374,000 from $35,030,000 in the first nine months of 1996. Product sales increased $10,027,000, or 34%, in the first nine months of 1997 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States and increased sales of BioLon to BTG's distributors. Oxandrin sales increased $8,306,000, primarily as a result of the Company's increased marketing efforts, growing awareness of the product and the relatively small sales base in the comparable period in 1996, as the product had just been introduced by BTG in December 1995. BioLon sales increased approximately $1,319,000 over the comparable period in 1996, while sales of the Company's human growth hormone ("hGH") only increased approximately $404,000 over the comparable 1996 period. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel (the "Chief Scientist"). In the nine months ended September 30, 1997, BTG recognized revenue of $6,706,000 as contract fees, of which $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development, and $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's superoxide dismutase ("SOD") product for bronchopulmonary dysplasia and other respiratory indications to Ares - Serono ("Serono"). In the nine months ended September 30, 1996, BTG received $2,500,000 in contract fees as a result of the termination of a sublicensing agreement and the licensing of distribution rights in the United States for the Company's Silkis product, and $1,000,000 as a one-time payment by a third party for the exclusive right to evaluate one of the Company's products under development. Interest income increased $345,000, or 45%, over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting from option and warrant exercises and cash flow from operations subsequent to September 30, 1996.

     Research and Development Expense. Research and development expense increased 32% in the nine months ended September 30, 1997 to $11,781,000 from $8,901,000 in the comparable period in 1996. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials, principally for its SOD product and new dosage formulations for Oxandrin, and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

     Cost of Product Sales. Cost of product sales increased $772,000, or 14%, in the nine months ended September 30, 1997 to $6,303,000 from $5,531,000 in the comparable period in 1996. The increase is primarily attributable to increased product sales. Cost of product sales as a percentage of product sales for the first nine months of 1997 decreased to 15.9% from 18.8% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales and technical improvements to the manufacturing process which reduced the cost of manufacture. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense increased in the nine months ended September 30, 1997 to $6,228,000 versus $5,892,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 12.9% of revenues in the first nine months of 1997 versus 16.8% of revenues in the comparable prior year period, primarily as a result of the growth in product sales.

     Marketing and Sales Expense. Marketing and sales expense increased 37% in the nine months ended September 30, 1997 to $6,432,000 from $4,691,000 for the prior year period. This increase is primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, resulting from the growth of the Company's product sales. As a percentage of revenues, marketing and sales expense remained relatively constant due to the proportional increase in revenues.

     Commissions and Royalties. Commissions and royalties were $991,000, or 2.0% of total revenues, in the nine months ended September 30, 1997, as compared to $1,573,000, or 4.5% of total revenues, in the same period last year. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1997 consist primarily of a royalty payment in respect of the Company's SOD product resulting from the licensing of distribution rights for the Company's SOD product to Serono. Commissions and royalties in 1996 include a royalty payment in respect of BTG's Silkis product resulting from the termination of its European licensee's sublicense and the licensing of distribution rights for Silkis in the United States and royalties to the Chief Scientist in respect of a product for which the Company's royalty obligations to the Chief Scientist were completed in 1996.

     Write-off in Connection with Litigation. In the first quarter of 1996, BTG wrote off $1,383,000 of capitalized expenses related to hGH. This write-off resulted from the affirmation by the United States Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States.

     Income Taxes. Income taxes for the nine months ended September 30, 1997 were $4,614,000, representing approximately 28% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and development tax credits and similar items which reduce the tax rate. In the nine months ended September 30, 1996 the Company did not record any income taxes as any interim tax provision would be offset by available net operating loss carryforwards.

     Net Income. Net income for the nine months ended September 30, 1996 includes a write-off of previously capitalized expenses of $1,383,000, or $0.03 per share. The Company had approximately 4.1 million additional weighted average shares outstanding for the nine month period ended September 30, 1997, as compared to the same period in 1996, primarily as a result of the increase in the price of the Common Stock (which resulted in more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock), and the issuance of approximately 2.3 million shares upon the exercise of outstanding options subsequent to September 30, 1996, primarily in the last quarter of 1996 and the first quarter of 1997.

Comparison of Three Months Ended September 30, 1997 and September 30, 1996

     Revenues. Total revenues increased 48% in the third quarter of 1997 to $17,917,000 from $12,129,000 in the third quarter of 1996. Product sales increased $376,000, or 4%, in the third quarter of 1997 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States, partially offset by a decrease in sales of hGH. Oxandrin sales increased $661,000. Although hGH sales for the nine months ended September 30, 1997 increased $404,000 over the comparable 1996 nine month period, hGH sales decreased approximately $894,000 in the third quarter of 1997 from the comparable quarter in 1996 as the Company's Japanese distributor ordered substantially all its anticipated 1997 hGH product requirements in the first half of 1997. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Contract fees represented 34.8% of total revenues in the third quarter of 1997 compared to 8.3% in the third quarter of 1996. In the third quarter of 1997 BTG recognized revenue of $6,240,000 as contract fees, of which $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development, and $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's SOD product for bronchopulmonary dysplasia and other respiratory indications to Serono. In the third quarter of 1996 BTG received $1,000,000 as a one-time payment by a third party for the exclusive right to evaluate one of the Company's products under development. Interest income increased $102,000, or 32%, over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting from option exercises and cash flow from operations subsequent to September 30, 1996.

     Research and Development Expense. Research and development expense increased 50% in the third quarter of 1997 to $4,458,000 from $2,966,000 in the third quarter of 1996. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials, principally for its superoxide dismutase product and new dosage formulations for Oxandrin, and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

     Cost of Product Sales. Cost of product sales decreased $654,000, or 30%, in the third quarter of 1997 to $1,509,000 from $2,163,000 in the third quarter of 1996. Cost of product sales as a percentage of product sales for the third quarter of 1997 decreased to 14.3% from 21.2% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales and technical improvements to the manufacturing process which reduced the cost of manufacture. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense increased in the third quarter of 1997 to $2,271,000 versus $1,641,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 12.7% of revenues in the third quarter of 1997 versus 13.5% of revenues in the comparable prior year period as a result of the growth in revenues.

     Marketing and Sales Expense. Marketing and sales expense increased 36% in the third quarter of 1997 to $2,439,000 from $1,788,000 for the prior year period. As a percentage of revenues, marketing and sales expense decreased to 13.6% from 14.8% for the second quarter of 1996. This decrease is primarily due to the growth of the Company's revenues.

     Commissions and Royalties. Commissions and royalties were $798,000, or 4.4% of total revenues, in the third quarter of 1997, as compared to $292,000, or 2.4% of total revenues, in the third quarter of 1996. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1997 consist primarily of a royalty payment in respect of the Company's SOD product resulting from the licensing of distribution rights for the Company's SOD product to Serono. Commissions and royalties in 1996 include royalties to the Chief Scientist in respect of a product for which the Company's royalty obligations to the Chief Scientist were completed in 1996.

     Income Taxes. Income taxes for the three months ended September 30, 1997 were $1,891,000, representing 29.7% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and development tax credits and similar items which reduce the tax rate. In the three months ended September 30, 1996 the Company did not record any income taxes as any interim tax provision would be offset by available net operating loss carryforwards.

     Net Income. The Company had approximately 2.9 million additional weighted average shares outstanding for the three month period ended September 30, 1997, as compared to the same period in 1996, primarily as a result of the increase in the price of the Common Stock (which resulted in more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock), and the issuance of approximately 2.3 million shares upon the exercise of outstanding options subsequent to September 30, 1996, primarily in the last quarter of 1996 and the first quarter of 1997.

     The increase in net income for the third quarter of 1997 was dependent in large part on the significant level of contract fees received in the third quarter. Although the Company believes that product sales in the fourth quarter will exceed product sales in the fourth quarter of 1996 and the third quarter of 1997, and although the Company is unable to project its fourth quarter results, the Company believes that the significant effect of contract fees on third quarter net income will make it difficult for fourth quarter net income to exceed third quarter net income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital at September 30, 1997 was $57,147,000 as compared to $40,626,000 at December 31, 1996.

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

     The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased by $12,138,000 and $7,350,000 in the nine months ended September 30, 1996 and 1997, respectively.

     Net cash provided by operating activities was $6,566,000 and $11,770,000 in the nine months ended September 30, 1996 and 1997, respectively. Net income was $6,948,000 and $11,791,000 in the same periods, respectively. In the nine months ended September 30, 1996, net cash provided by operating activities was less than net income primarily because of an increase in receivables and inventory of $4,264,000 and $1,306,000, respectively, partially offset by a write-off of capitalized expenses of $1,383,000, an increase in current liabilities of $1,736,000 and depreciation and amortization of $2,325,000. In the nine months ended September 30, 1997, net income and net cash provided by operating activities were approximately the same, as deferred income taxes of $4,373,000, a decrease in inventories of $543,000 and depreciation and amortization of $2,359,000 were completely offset by a $5,415,000 increase in receivables, an $1,078,000 net decrease in current liabilities and an $895,000 increase in other assets.

     Net cash provided by (used in) investing activities was $416,000 and $(9,719,000) in the nine months ended September 30, 1996 and 1997, respectively. Net cash used in investing activities included capital expenditures of $1,951,000 and $2,571,000 in these periods, respectively, primarily for laboratory and manufacturing equipment and, in 1997, leasehold improvements and furniture and fixtures associated with the expansion of the Company's New Jersey headquarters. The remainder of the net cash provided by (used in) investing activities was primarily for purchases and sales of short-term investments.

     Net cash provided by financing activities was $5,156,000 and $5,294,000 in the nine months ended September 30, 1996 and 1997, respectively. Cash flows from financing activities were primarily affected by net proceeds from issuances of Common Stock of $5,170,000 and $5,312,000 in these periods, respectively. Net proceeds from the sale of Common Stock include $3,400,000 from exercises of warrants to purchase 567,607 shares of Common Stock which expired in May 1996; the remainder of such net proceeds in both periods result from option and warrant exercises.

     BTG does not currently have any material commitments for capital expenditures.

     The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

     The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 8% in 1995, 11% in 1996 and 6% in the nine month period ended September 30, 1997. In each of 1995 and 1996 the Shekel was devalued by approximately 4% against the U.S. dollar, and was devalued by approximately 8% in the nine months ended September 30, 1997. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1995 and 1996, and a decrease in these costs in U.S. dollars in the nine months ended September 1997. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the cost of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

     At September 30, 1997, intangibles, net consist of (i) $1,840,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $964,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

     The Company believes that its remaining cash resources as of September 30, 1997, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. In addition, the indentures under which the Company's debt securities were issued limit the ability of the Company to satisfy its cash requirements through borrowings or the issuance of debt securities. The Company continues to seek additional collaborative research and development and licensing arrangements in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.


RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

     Subsequent to December 31, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. Had the Company applied the principles of SFAS 128, earnings per share data for the three and nine months ended September 30, 1997 and 1996 would be as follows:

                                       NINE MONTHS               THREE MONTHS
                                          ENDED                      ENDED
                                      SEPTEMBER 30,              SEPTEMBER 30,
                                  -------------------        -------------------
                                    1997        1996           1997        1996
                                    ----        ----           ----        ----
BASIC EPS

Net Income                        $  0.25     $  0.16        $  0.10     $  0.07
                                  =======     =======        =======     =======

DILUTED EPS

Net income                        $  0.23     $  0.15        $  0.09     $  0.07
                                  =======     =======        =======     =======
Shares used in calculation
 ('000s)

  Basic EPS                        46,651      44,043         46,883      44,510
                                  =======     =======        =======     =======

  Diluted EPS                      51,966      47,915         51,691      48,812
                                  =======     =======        =======     =======

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits:
                  ---------

                  None

         (b)      Reports on Form 8-K:
                  --------------------

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BIO-TECHNOLOGY GENERAL CORP.
                            ----------------------------
                                 (Registrant)




                            By:  /s/ SIM FASS
                                 ------------------------------------------
                                 Sim Fass
                                 Chairman, President and
                                 Chief Executive Officer,
                                 Principal Executive Officer




                                 /s/ YEHUDA STERNLICHT
                                 ------------------------------------------
                                 Yehuda Sternlicht
                                 Vice President-Finance and
                                 Chief Financial Officer,
                                 Principal Financial and Accounting Officer









Dated: October 31, 1997