Form 10-K
period 1997-12-31
BIO TECHNOLOGY GENERAL CORP
filed 1998-03-26
CIK 722104

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                         Commission File Number 0-15313

                          BIO-TECHNOLOGY GENERAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3033811
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

70 Wood Avenue South, Iselin, New Jersey                                 08830
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (732) 632-8800

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:
     Warrants to Purchase Shares of Common Stock, par value $.01 per share, at a purchase price of $5.49 per Share
     Warrants to Purchase Shares of Common Stock, par value $.01 per share, at a purchase price of $4.92 per Share
     Warrants to Purchase Shares of Common Stock, par value $.01 per share, at a purchase price of $9.84 per Share
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 16, 1998 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$410,047,671. Common Stock outstanding as of March 16, 1998: 47,382,377 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement for its 1998 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including five products that have received regulatory approval for sale, of which four are currently being marketed, four products that are in clinical trials and three products that are in pre-clinical development. The Company distributes its products on a worldwide basis through a direct sales force in the United States and primarily through third-party license and distribution relationships elsewhere. The Company seeks both broad markets for its products as well as specialized markets where it can seek Orphan Drug status and potential marketing exclusivity.

     The Company's approved products include Oxandrin(R) (oxandrolone) for the treatment of weight loss due to severe trauma, chronic infection, extensive surgery or unknown pathophysiology, which is primarily marketed in the United States and which to date has been primarily used to treat weight loss in AIDS patients; Bio-Tropin(TM) (human growth hormone), which is currently being marketed in Japan and in several countries in Europe, Latin America and the Far East for the treatment of growth hormone deficiency in children; BioLon(TM) (sodium hyaluronate), which is currently marketed in several countries in North and Latin America, Europe, Asia, Africa and the Far East for the protection of the corneal endothelium during ophthalmic implant surgery; Delatestryl(R) (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty; and Silkis(R), a vitamin D derivative, which is currently approved in two European countries for the topical treatment of recalcitrant psoriasis.

     The Company's principal products in registration, advanced stages of development and clinical testing include a higher dosage formulation of Oxandrin for the treatment of AIDS cachexia; Oxandrin for the treatment of malnutrition in persons suffering from alcoholic hepatitis; Androtab-SL(TM) (sublingual testosterone) for the treatment of hypogonadism; Bio-Hep-B(TM), a third generation vaccine against hepatitis B virus; OxSODrol(TM) (human superoxide dismutase) for the treatment of bronchopulmonary dysplasia in premature infants; and Fibrimage(TM), a clot-imaging agent. BTG's current pre-clinical research focus is on cardiovascular drugs, principally Factorex(TM), an anti-coagulant, as well as recombinant insulin.

     The Company was founded in 1980 to develop, manufacture and market novel therapeutic products. The Company's overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at the Company's headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of the Company's biotechnology derived products are primarily carried out through Bio-Technology General (Israel) Ltd. ("BTG-Israel"), the Company's wholly-owned subsidiary in Rehovot, Israel.

PRODUCTS AND APPLICATIONS

     The Company's products under commercialization are currently being marketed by third parties, with the exception of Oxandrin and Delatestryl, which the Company is marketing on its own in the United States. In addition, the Company is marketing its Bio-Tropin and

BioLon products on its own in Israel. The following table sets forth information regarding the Company's principal products:

                  PRODUCT                           Indication/Application                          Status
---------------------------------------------------------------------------------------------------------------------------
PRODUCTS UNDER
COMMERCIALIZATION:
---------------------------------------------------------------------------------------------------------------------------
OXANDRIN                                    Involuntary weight loss                 Commercial sales
(oxandrolone)                                                                           (United States, Australia &
                                                                                        Scandinavia)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
    BIO-TROPIN                              Growth hormone deficiency in            Commercial sales
(human growth hormone)                      children                                    (Japan, Europe and various
                                                                                        other countries)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
    BIOLON                                  Injectable viscous solution for         Commercial sales (various
(sodium hyaluronate)                        ophthalmic procedures                   countries)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
DELATESTRYL                                 Hypogonadism                            Commercial sales (United States)
(injectable testosterone)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
SILKIS                                      Anti-psoriasis/contact dermatitis       Approved for sale (Netherlands
(vitamin D derivative)                      agent/other skin disorders              and Switzerland)

PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
BIO-HEP-B                                   Hepatitis-B vaccine                     NDA filed in Israel 1997
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
ANDROTAB-SL                                 Hypogonadism                            Phase III clinical trials
(sublingual testosterone supplement)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
OXANDRIN-OTHER INDICATIONS                  AIDS wasting syndrome (increased        Phase III clinical trials
                                             dosage formulation);
                                            Alcoholic hepatitis
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
OXSODROL                                    Bronchopulmonary dysplasia in           Phase III clinical trials
(human superoxide dismutase)                premature infants
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
FIBRIMAGE                                   Diagnostic for blood clots              Phase I clinical trials (Canada)
(thrombus-imaging agent)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
ORAL CONTRACEPTIVE                          Reduced pregnancy risk                  NDA filed in U.S. 1997
DOSING REGIMEN

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
FACTOREX                                    Anti-coagulant                          Pre-clinical development
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
INSULIN                                     Diabetes                                Pre-clinical development
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


Oxandrin (oxandrolone)

     The Company's oxandrolone product, trademarked Oxandrin, is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain. There is growing recognition in the medical community that interventional management of disease- related weight loss (cachexia) is an extremely important facet of patient care. Involuntary weight loss is associated with a relatively wide range of clinical conditions which, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death. Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual's lean body mass (i.e., muscle) is associated with a 20% increase in mortality. At 35% weight loss there is a 100% death rate. Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease. The Company estimates the incidence of involuntary weight loss in the United States exceeds several million persons each year.

     The causes of involuntary weight loss suffered by persons with a wide variety of chronic and acute diseases are believed to be the result of a number of factors, with inadequate nutrient intake and an altered metabolic state playing central roles. Malnutrition, the pathophysiology of which is frequently unknown, is the one condition common to all weight loss disorders, regardless of etiology. It is generally accepted that anabolic agents promote protein synthesis, which enhance the building of lean body mass and ultimately weight gain. However, because natural androgens, such as testosterone, also possess androgenic or virilizing properties, which are considered undesirable side-effects in the treatment of weight loss, particularly in women, potent anabolic and weak androgenic effects are preferable drug properties for the treatment of this condition. Clinical trials have shown that Oxandrin is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions with a low potential for androgenic activity. Unlike many other anabolic steroids, Oxandrin appears to undergo less overall metabolic transformation in the liver, which the Company believes offers a safety advantage over other androgenic/anabolic alternatives that are fully metabolized in the liver and have the potential to cause liver toxicity. Unlike appetite enhancers currently being used to treat weight loss, studies indicate that Oxandrin promotes weight gain primarily through the building of lean body mass rather than fat and water. The Company also believes Oxandrin is preferable to human growth hormone for treatment of weight loss because of the ease of administration of Oxandrin (oral versus injectable) and its lower cost. The Company believes that Oxandrin is the only United States Food and Drug Administration ("FDA") approved oral anabolic agent to promote weight gain without deleterious side effects.

     In 1964, the FDA approved Oxandrin for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight. This approval permits the use of Oxandrin to treat all disease-related weight loss other than starvation. G.D. Searle & Company Limited ("Searle"), which originally developed and obtained FDA approval of Oxandrin and now licenses Oxandrin to, and manufactures Oxandrin for, the Company, ceased offering Oxandrin in the 1980s. BTG subsequently obtained the rights to Oxandrin through BTG's acquisition of Gynex Pharmaceuticals Inc. ("Gynex") in August 1993, based in part on BTG's belief that the combination of human growth hormone and Oxandrin might be more effective in treating AIDS-related weight loss and muscle weakness and Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are of shorter stature than normal, and might permit the differentiation of BTG's Bio-Tropin from other human growth hormone products. However, with BTG being precluded from selling Bio-Tropin in the United States and the medical community's growing awareness of the importance of combating disease-related involuntary weight loss, BTG decided to re-launch the product on its own under the Oxandrin tradename. Sales of Oxandrin commenced in December 1995 in the United States for all indications under the FDA approval.

     Since the Company's launch of Oxandrin in December 1995, a significant portion of its Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss. In order to increase market awareness and acceptance of Oxandrin for the treatment of other disease-related weight loss conditions covered by the current FDA approval, BTG is conducting post-approval Phase IV clinical trials to provide further clinical support for the use of Oxandrin for such conditions. Phase IV clinical trials currently being conducted at leading institutions include studies of: (i) the effect of Oxandrin as an adjunct to promote weight gain and hasten the rate of skin regrowth and healing in burn patients and as an adjunct to promote weight gain and hasten healing of decubitus ulcers in malnourished patients with spinal cord injuries; (ii) Oxandrin for the promotion of weight gain in patients suffering from weight loss due to chronic obstructive pulmonary disease; (iii) Oxandrin for the promotion of weight gain in malnourished patients with inoperable non-small cell lung cancer; and (iv) Oxandrin for the promotion of weight gain and shortened recovery time in patients who have undergone liver transplants. It generally takes approximately 24 months to establish and conduct a Phase IV clinical trial and to analyze and publish the results.

     Based on the pharmacological actions of Oxandrin, as well as studies and discussions with experts in the field, the Company believes that Oxandrin used at a higher dosage level than currently approved may be useful in further increasing lean body mass, improving the quality of life and possibly increasing the survival time of AIDS patients by reversing the progressive weight loss experienced by AIDS patients with AIDS wasting syndrome. According to the U.S. Centers for Disease Control, progressive weight loss is the third most frequent cause of death in AIDS patients. The Company is currently conducting Phase III clinical trials in severe AIDS wasting using a higher dosage formulation than the marketed product. The Company has received Orphan Drug designation for use of this higher dosage formulation to treat AIDS wasting and, if approved prior to any other company receiving FDA approval of oxandrolone to treat AIDS wasting, BTG will receive seven years of market exclusivity for this indication and for the new formulation used in this study. The Company believes that the higher dosage formulation will, if approved, replace its current Oxandrin product for most treatments.

     Alcoholic hepatitis is an acute form of alcohol-induced liver disease characterized by liver cell death, inflammation, fat accumulation, jaundice and an enlarged liver. Malnutrition is seen in the vast majority of patients. In 1991, the Department of Veterans Affairs (the "VA") granted the Company access to, and use of, the results of two major VA clinical trials using the Company's Oxandrin product in patients with moderate to severe alcoholic hepatitis and malnutrition. The VA research indicates that Oxandrin reduced the mortality rate at six months in patients with moderate to severe alcoholic hepatitis and moderate malnutrition by approximately 50% versus placebo. In February 1994, BTG voluntarily withdrew its Oxandrin NDA for the alcoholic hepatitis indication filed in December 1993 based on conversations with the FDA during which the FDA took the position that the two VA clinical trials which formed the basis of the NDA submission are not sufficient for approval, but would qualify as one of the two required studies. The Company has initiated a Phase III clinical trial to meet FDA requirements, although there can be no assurance that the results of such trial will demonstrate efficacy. Since there are fewer than 200,000 patients with moderate to severe alcoholic hepatitis and moderate malnutrition, the FDA has granted Orphan Drug designation for the use of Oxandrin to treat malnutrition in persons suffering from alcoholic hepatitis. The Company believes there currently is no approved therapy for these patients.

     In January 1994 the Company obtained approval to market oxandrolone for pediatric growth disorders in Australia. This is the first regulatory approval for the marketing of oxandrolone for pediatric growth disorders anywhere in the world. BTG has granted CSL Limited ("CSL") of Australia exclusive marketing rights for oxandrolone in Australia, New Zealand and the nearby South Pacific region. CSL commenced sales of oxandrolone in Australia in February 1994 under the trade name Lonavar(R).

     BTG is currently evaluating the opportunity to commercialize Oxandrin in other countries.

Bio-Tropin (human growth hormone)

     Human growth hormone ("hGH") is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation. A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism. The Company estimates that current annual worldwide sales of hGH for the treatment of growth hormone deficiency are approximately $1.5 billion. Geographic distribution of worldwide sales of human growth hormone is estimated by the Company to be approximately 30% in North America and 25% in Europe, with the balance in Japan and other countries.

     The Company's scientists first produced hGH by recombinant DNA methods in the early 1980s. As a result of a seven-year Orphan Drug status exclusivity period granted to a competitor, followed by extensive patent litigation with another competitor, the Company has to date been precluded from marketing Bio-Tropin in the United States, despite the fact that the FDA approved Bio-Tropin for marketing in the United States in May 1995. The Company's human growth hormone is currently being marketed by third parties in Japan and several European and Latin American countries and by the Company in Israel. See "Sales and Distribution" and "Item 3. Legal Proceedings."

     In April 1993, JCR, BTG's marketing partner in Japan, received regulatory approval for hGH for the treatment of hGH for short stature, and began marketing hGH in June 1993. JCR has also completed a clinical trial to test the efficacy of the Company's hGH in treating Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are of shorter stature than normal, and filed for regulatory approval in January 1994. In January 1995, the Company granted JCR exclusive distribution rights in The People's Republic of China for all hGH- related pharmaceutical indications. In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") to enter into a marketing alliance for the marketing of hGH in Japan. Under the terms of the agreement memorandum, JCR will supply Sumitomo with BTG's hGH and Sumitomo will commence distribution in Japan in January 1999, following termination of its current agreement to distribute Pharmacia Upjohn Co., Ltd.'s recombinant human growth hormone, Genotropin(TM), at the end of 1998. Upon termination of Pharmacia Upjohn's agreement with Sumitomo, Pharmacia Upjohn intends to market Genotropin in Japan on its own.

     In November 1992, the Company entered into an exclusive distribution agreement with the Ferring Group ("Ferring") for the marketing of the Company's human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Sales began during the fourth quarter of 1994 and the Company's hGH is now approved in 17 countries in Ferring's territory.

     The Company received approval for hGH from the Israel Ministry of Health in April 1988 and began direct marketing in Israel under the Bio-Tropin trademark in October 1988. In July 1992, Bio-Tropin was approved by the Israel Ministry of Health for the treatment of a second indication, Turner syndrome.

     The Company's human growth hormone is also being sold by third-party distributors in Mexico, Argentina, Uruguay, Brazil, Singapore and South Korea. The product was approved in Canada and Cyprus in 1997 and in Colombia in 1998. In addition, regulatory approval to market BTG's human growth hormone is pending in several Latin American countries, South Africa and several Pacific Rim countries.

     The Company's human growth hormone product is currently being marketed by Ferring in Europe and JCR in Japan in conjunction with a needleless delivery device. Most of the Company's other third-party distributors are expected to utilize this delivery device as well. BTG has licensed exclusive rights to this delivery device in the United States for use with the Company's hGH.

BioLon (sodium hyaluronate)

     Sodium hyaluronate is a high-viscosity, gel-like fluid. The Company has developed a sodium hyaluronate-based product, trademarked BioLon, for use in ophthalmic surgery procedures such as cataract and intraocular lens implantation. BioLon is a syringe filled with a 1% sodium hyaluronate solution that facilitates such surgery by acting as a highly viscous lubricant allowing for surgical manipulation of the ocular tissues.

     Product sales of BioLon commenced in early 1993 and BioLon is currently approved for sale in more than 30 countries. In June 1995, BioLon was approved as a medical device by mdc, a notified body of the European Economic Community. As a result, a CE mark granted to the product and appearing on the product box allows the Company's partners to freely market BioLon throughout Europe. A Pre-Marketing Approval ("PMA") application for BioLon was submitted to the FDA in May 1996. In February 1998, the Company received an approvable letter from the FDA pending an FDA inspection of a contracted facility that is responsible for final sterilization of the syringe used to administer BioLon and submission to the FDA of final printed labeling. Commercialization of the product in the United States was previously precluded by a patent licensed to Pharmacia AB, which expired in February 1996. See "--Sales and Distribution."

     The Company has completed the development of a second-generation product, BioLon Prime(TM), having a higher viscosity than BioLon. This product was granted a CE mark in June 1997 and approval in Israel is expected in 1998, although there can be no assurance approval will be received in this time frame or at all.

Delatestryl (testosterone enanthate)

     Delatestryl is the Company's injectable generic testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss. The Company believes approximately 200,000 to 400,000 men in the United States suffer from this condition. The product is also prescribed for delayed puberty, which BTG believes is a treatable condition in approximately 30,000 boys in the United States. The Company acquired the approved NDA and trademark from Bristol-Myers Squibb Company ("Bristol"), which manufactures Delatestryl for BTG, and BTG pays Bristol a fee based on its sales of Delatestryl. The Company began the sale and distribution of Delatestryl, which was acquired in the Gynex acquisition, in mid-1992. See "--Risk Factors--Dependence on Third-Party Suppliers."

Silkis (vitamin D derivative)

     The Company has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives in the topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain. The British patent has also been extended to Singapore and Hong Kong. In March 1996, the Company sublicensed exclusive rights under the patents in the United States to Galderma S.A. ("Galderma"). Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States. The licensee of BTG's rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996. The Company is to receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued. Although the product was approved in The Netherlands and Switzerland in 1995, Galderma has advised the Company that it intends to submit amendments to the registration to change the formulation prior to commencing marketing and that it does not expect to begin marketing before 1999.

Bio-Hep-B (hepatitis-B vaccine)

     The Company has genetically engineered a third generation vaccine against the hepatitis-B virus. The Company's Bio-Hep-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus. Clinical trials in Israel, the Far East and Europe in adults, children and neonates have been completed and showed the vaccine to be safe and highly immunogenic. The Company believes the high immunogenicity, initial faster rate of response and low manufacturing cost of its Bio-Hep-B vaccine will provide it with a competitive advantage, particularly in the less developed countries where hepatitis-B is prevalent. Less developed countries are generally using the first generation plasma- derived Hepatitis-B vaccine. The Company believes, however, that these countries desire an alternative to the plasma-derived vaccine because of fears of viral transmission, but cannot currently do so because the second generation recombinant vaccine is too expensive. The Company believes the cost of its Bio-Hep-B vaccine will be affordable by these less developed countries. In addition, many of these countries are pursuing hepatitis-B immunization programs for all newborns in an effort to substantially decrease the incidence of hepatitis-B.

     The Company has completed clinical trials in healthy adults, children and neonates in order to file for regulatory approval of the product. The Company is continuing its clinical development by expanding its clinical research program to include additional target groups focusing on: (i) achievement of immune response in immunosuppressed individuals, such as dialysis patients; (ii) non-responders to other commercial vaccines; and (iii) treatment of HBV carriers. These studies are aimed at establishing the beneficial effect and advantages of the Company's vaccine.

     The Company has licensed marketing rights to Scitech Medical Products, Pte. Ltd., a Singapore company ("Scitech"), for the commercialization of the Bio-Hep-B vaccine in certain Pacific Rim territories (excluding Japan) and certain other countries, including The Peoples Republic of China, Australia, New Zealand and India. The Company and Scitech have completed clinical trials in several countries. In December 1997 BTG granted Scitech a license to use the technical information provided by BTG to establish a manufacturing facility to manufacture Bio-Hep-B. The manufacturing facility will be in either India, China or Australia.

     In February 1998 the Company entered into development and licensing agreements with Swiss Serum and Vaccine Institute Berne ("Swiss Serum") with respect to its Bio-Hep-B in Western Europe, most of Latin America and various other countries. Swiss Serum will purchase vaccine from the Company for distribution and the Company will receive milestone payments from Swiss Serum, as well as royalties on sales of the vaccine.

     The Company's ability to commercialize Bio-Hep-B in the near term will depend on the Company's ability to maintain the compulsory license to manufacture the Company's vaccine under Biogen, Inc.'s Israeli patent granted to BTG-Israel by the Israeli Registrar of Patents in September 1995. Biogen is currently challenging this license grant. See "--Risk Factors--Risk of Pending Patent Litigation," "--Uncertainty of Protection of Patents and Proprietary Rights" and "Item 3. Legal Proceedings."

Androtab-SL (sublingual testosterone)

     Androtab-SL is the Company's sublingual testosterone product for the treatment of hypogonadism and constitutional delay of growth and puberty. Hypogonadism is associated with diminished libido and sexual function, insufficient muscle development, bone loss and other conditions.

     Testosterone for the treatment of hypogonadism and constitutional delay of growth and puberty is currently administered by deep intramuscular injection, transdermal patch or orally. It is estimated that only 60,000 to 70,000 men out of a potential 200,000 to 400,000 who suffer from hypogonadism are currently being treated. The Company believes this is primarily a result of patient and doctor dissatisfaction with existing products. Injections are painful and may cause mood swings and orally active synthetic androgens have been reported to be toxic to the liver. The currently available transdermal patches, which are designed to be worn either on shaven scrotal skin or alternating sites on the back, hip and abdomen, are reported to cause skin irritation. The Company believes its sublingual formulation offers distinct advantages over the competition because it is painless, discreet, non-toxic to the liver and easy to use.

     The Company completed a multicenter Phase III human clinical trial of the product for the treatment of hypogonadism in 1996. Results indicate that the Androtab-SL product can effectively deliver native testosterone without reported adverse effects. The men in the study reported restoration of libido and potency. The Company's NDA was filed with the FDA in October 1996. In January 1998 the FDA completed its review and found the information submitted inadequate for approval. The Company and the FDA are in discussions regarding the development of additional clinical data that will be needed to more fully establish safety and efficacy of a sublingual regimen.

     In 1986, the Company licensed from the United States Department of Commerce a U.S. patent relating to the sublingual delivery of sex steroids, in which the drug is absorbed into the bloodstream through the mucosal membrane under the tongue. Subsequently the Company licensed from the United States Department of Commerce one claim of a related U.S. patent, which patent is currently the subject of an interference action. Potential uses of this delivery system include the treatment of conditions in which testosterone, estradiol (an estrogen) or progesterone replacement therapy may be necessary. The Company is currently using such a delivery system for its Androtab-SL sublingual testosterone product for the treatment of hypogonadism. See "--Patents and Proprietary Rights."

OxSODrol (human superoxide dismutase)

     Bronchopulmonary dysplasia ("BPD") is a chronic lung disease that develops following treatment with oxygen and mechanical ventilation of premature infants who experience respiratory distress. The high concentrations of oxygen that premature babies require are believed to be involved in generating excess oxygen free-radicals in the lungs, causing permanent lung injury at the cellular level. In addition, premature babies are deficient in the naturally occurring enzyme, superoxide dismutase ("SOD"), which neutralizes toxic oxygen free-radicals. Due to recent medical advances, such as lung surfactant, more premature babies are surviving; however, this higher survival rate has resulted in an increased incidence of BPD. There is currently no approved treatment for BPD. The Company estimates that there are approximately 50,000 premature infants born in the United States each year who are at risk of developing respiratory distress syndrome, and that approximately one-third of such infants develop respiratory distress syndrome.

     The Company has developed a process for the manufacture of a fully active analog of human copper/zinc superoxide dismutase. During 1992, the Company completed additional BPD-related pre-clinical and toxicological studies requested by the FDA and in February 1993 received FDA permission to initiate a Phase I BPD human clinical study, which was completed in December 1993. The Company completed a Phase I(b) study of the safety of repetitive doses, and on the basis of this study, a multicenter double blind Phase III clinical efficacy and safety trial involving 360 patients commenced in January 1997. An independent Data Safety and Monitoring Committee (the "Committee"), comprised of three renowned professors of pediatrics and a statistician, announced in November 1997 that, based on its review of safety data on the first 100 patients in the trial, it had found no evidence to suggest any significant safety concerns and recommended continuation of the trial. In early 1998 the Committee, which did not review efficacy data on the first 100 patients, conducted a second interim analysis on the first 180 patients to have completed treatment to review both safety and efficacy data. In February 1998, the Committee informed BTG that it wished to expand its analysis and include the data collected on all neonates enrolled in the study through February 1, 1998, a total of approximately 295, in order to determine if the additional data impact the demonstration of safety and efficacy. In addition, the Committee determined that neonates currently receiving treatment should complete the study as specified in the trial protocol, but that further enrollment of neonates into the trial be temporarily suspended. The expanded evaluation is expected to be completed in the second quarter of 1998, although there can be no assurance that the evaluation will not take longer.

     In January 1995, OxSODrol was licensed to JCR for the treatment of BPD in Japan and, in August 1997, BTG licensed to Ares Trading S.A. ("Serono") worldwide distribution rights (excluding the United States, Canada, Israel and Japan) for OxSODrol for the treatment of bronchopulmonary dysplasia and other respiratory indications. See "--Sales and Distribution."

     The Company holds a U.S. patent relating to intratracheal delivery of copper/zinc SOD to protect human lungs from injury due to hyperoxia and hyperventilation and is the exclusive licensee of a U.S. patent directed to the DNA encoding copper/zinc SOD. A U.S. patent assigned to the Company which is directed to a method for producing enzymatically active human copper/zinc SOD in bacteria is the subject of an interference action with Chiron, which also holds a U.S. patent for bacterially produced human copper/zinc SOD. An Israeli patent application assigned to Chiron which relates to copper/zinc SOD is being opposed by the Company. See "--Risk Factors--Risk of Pending Patent Litigation," "--Uncertainty of Protection of Patents and Proprietary Rights" and "Item 3. Legal Proceedings."

Fibrimage (thrombus-imaging agent)

     Fibrimage (formerly called Imagex) is a novel agent for detection of blood clots (i.e., thrombi) in patients suffering from deep vein thrombosis or pulmonary embolism. Deep vein thrombosis causes a reduction in the venous blood flow, changes in the vessel walls and changes in the composition of blood resulting from the development of thrombi. Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs. Fibrimage consists of a genetically engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag. Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. Company scientists demonstrated the capacity of the product to bind to thrombi both in vitro and in vivo using rat and rabbit thrombosis models. The Company, in collaboration with the Frosst Radiopharmaceuticals Division (the "Division") of Merck Frosst Canada Inc. ("Merck Frosst"), a subsidiary of Merck & Co., Inc., completed a pilot study outside the United States to test the safety and efficacy of Fibrimage in humans. In this trial, the specificity and sensitivity of clot detection by the product in 62 patients suspected to be suffering from deep vein thrombosis was confirmed. During 1993, the Company was granted a U.S. patent directed to this imaging agent, the plasmid expressing the fibrin binding domain polypeptide component and the purified polypeptide itself. During 1995, the Company was granted a second, related U.S. patent and corresponding patents in Australia and New Zealand. During 1997, the Company was awarded a third related U.S. patent. In August 1994, worldwide rights to the polypeptide were licensed to Merck Frosst for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism. Merck Frosst filed an IND with the Canadian Bureau of Biologics in April 1996. The Division and all rights to Fibrimage were acquired by DRAXIS Health Inc. in September 1997. DRAXIS successfully completed a Phase I study of Fibrimage in Canada in December 1997 and is currently preparing a Phase II study.

Oral Contraceptive Dosing Regimen

     In 1988, the Company acquired an exclusive license to a patented oral contraceptive dosing regimen. This new approach to oral contraception is expected to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting many women experience when using conventional low-dose oral contraceptives. The market for oral contraceptives in the United States is estimated by BTG to exceed $1 billion annually.

     Organon, Inc. ("Organon"), a subsidiary of AKZO Nobel N.V., has licensed the Company's patented oral contraceptive dosing regimen and is currently developing a product using this regimen with the progestogen desogestrel. Regulatory authorities in Germany and the United Kingdom have declined to approve Organon's desogestrel product using the oral contraceptive regimen as a result of reported higher incidents of thromboembolic disease than competing levonorgestrel oral contraceptive regimens. Nevertheless, Organon continues to believe that the product has significant advantages over existing oral contraceptive dosing regimens and, accordingly, it filed an NDA with the FDA in April 1997. The license agreement with Organon provides for milestone payments and royalties on sales.

     In 1997, the Company licensed the oral contraceptive dosing regimen to Gynetics Inc. for future use with any one or more progestins other than desogestrel. The license agreement with Gynetics provides for an upfront license fee, milestone payments in shares of Gynetics common stock and royalties on sales.

Factorex (anti-coagulant)

     A highly selective protein anti-coagulant, a recombinant Factor Xa inhibitor trademarked Factorex, is being developed by BTG for cardiovascular applications. The blood coagulation process is a multi-step, complex cascade of reactions which ultimately lead to the formation of fibrin as an integral component of the clot. Factor Xa catalyzes the conversion of prothrombin to thrombin, which, in turn, converts fibrinogen into fibrin. By inhibiting Factor Xa and thus blocking the catalytic conversion of prothrombin, Factorex inhibits formation and deposition of fibrin in clots and permits tighter control of the thrombic generation than currently available products. The Company believes that, like other leech-derived peptides, Factorex should have very low immunogenicity in man, facilitating multiple administration. The product is manufactured via recombinant DNA technology in E. coli and is biochemically configured in a proprietary process to its active configuration. It has been shown to possess Factor Xa inhibitory activity in vitro and in pre-clinical analysis in animal models. Potential indications include prevention of deep vein thrombosis and arterial reocclusion and restenosis as well as an adjunct to thrombolytic agents. Pre-clinical studies have been completed and the Company has initiated process development of clinical grade material for toxicology studies. The Company holds an exclusive license to issued U.S. and European Patent Office patents relating to Factor Xa. Two other patent applications owned by the Company, which relate to the cloning of the gene for Factorex, its expression and potential clinical application, are pending in many countries.

Insulin

     Insulin is a polypeptide hormone essential for the control of blood glucose levels which is administered daily to patients suffering from diabetes mellitus, a metabolic disorder characterized by hyperglycemia resulting from relative or absolute insulin deficiency. Biosynthetic recombinant human insulin is currently manufactured by two processes: in E. coli (Eli Lilly and Company and Hoechst AG) or in yeast (Novo-Nordisk A/S). BTG has developed a novel, proprietary expression system and a purification process to efficiently produce recombinant human insulin in E. coli. Patent applications relating to this process have been filed in many countries. BTG's insulin is identical to naturally- occurring human insulin and does not differ from commercially available insulins in terms of purity or biological activity. In January 1998, BTG entered into a licensing agreement with IBATECH Sp. zo.o., a Polish corporation ("Ibatech"), covering the development, production and commercialization of BTG's recombinant human insulin. Under the agreement, Ibatech and BTG will collaborate in the development of the know-how for large scale manufacturing of BTG's recombinant human insulin for the insulin markets in Poland and several other east European countries. The

Company will receive certain milestone payments and royalties on sales of the product in the licensed territories.

SALES AND DISTRIBUTION

     The Company markets its products on a direct basis in the United States and grants exclusive marketing or distribution rights to third parties for sales in most other countries. The Company established a sales and marketing team in the United States in the second half of 1995, which it has expanded from nine to 28 persons since the launch of Oxandrin in December 1995. With respect to sales outside the United States, BTG's current distribution arrangements include exclusive relationships with JCR Pharmaceuticals Co., Ltd. for the sale of BTG's hGH in Japan and The People's Republic of China, the Ferring Group for the sale of BTG's hGH in Europe and the former Soviet Union, as well as with 9 other companies, covering more than 30 countries, for the sale of BTG's hGH and 19 companies, covering more than 70 countries, for the sale of BioLon.

     Substantially all of the Company's product distribution agreements provide for the Company's grant of exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements, pursuant to which the Company supplies product at a price equal to a percentage of the distributor's net sales price, subject to a minimum price. The distributor is obligated to obtain all necessary governmental approvals. The Company is generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third-party patents. See "--Risk Factors--Dependence on Third-Party Licensees."

     BTG has an agreement with Olsten Corporation, a provider of personnel to business, industry and government, home care services and products for chronic and acute care, as BTG's exclusive wholesale and retail distributor of BTG's Oxandrin and Delatestryl products in the United States. Olsten also manages the patient reimbursement of both products. Sales of Oxandrin in 1995, 1996 and 1997 were primarily to Olsten. See "--Risk Factors--Dependence on Oxandrin."

     In 1988 and 1995, respectively, the Company granted exclusive distribution rights in Japan and The Peoples Republic of China to JCR for all hGH-related pharmaceutical indications. BTG sells bulk product to JCR at a fixed price. BTG is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of infringement of third-party patents. A substantial portion of the Company's hGH sales have been to JCR. See "Item 3. Legal Proceedings."

     In November 1992, the Company entered into an exclusive distribution agreement with the Ferring Group for the marketing of the Company's human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Bio-Tropin is now available in 17 countries in Ferring's territory. BTG sells finished product to Ferring and receives a percentage of Ferring's net sales. Ferring has the right to purchase bulk product from BTG and formulate, vial and package the product if Ferring can obtain all required regulatory approvals. BTG is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of infringement of third-party patents.

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

     In December 1996, the Company licensed to Rohto Pharmaceutical Co. Ltd. ("Rohto") the right to pursue the commercialization of BioLon in Japan and certain other Pacific Rim countries. Rohto will pay up front license fees upon reaching certain milestones, of which $500,000 was paid in 1996, and royalties on sales of product.

     In August 1997, the Company licensed to ARES Trading S.A. ("Serono") worldwide distribution rights (excluding the United States, Canada, Israel and Japan) for OxSODrol for the treatment of bronchopulmonary dysplasia and other respiratory indications. The agreement provides for milestone payments, which could total $21 million if OxSODrol is approved by the Commission of the European Community, of which $3 million was paid upon signing of the agreement and an additional fee of $3 million will be paid if the Committee allows the current clinical trial to continue, and royalties on sales. Serono has the right to terminate the agreement under certain circumstances, including if the Committee does not continue the current clinical trial. See "--Products and Applications-- OxSODrol (human superoxide dismutase).

RESEARCH AND DEVELOPMENT

     The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. The Company's research and development organization at February 1, 1998 comprised 67 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry. These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. Twenty hold Ph.D. or M.D. degrees and several have completed post-doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

     The Company applies to the Chief Scientist of the State of Israel (the "Chief Scientist") annually for research and development funding for its various projects for the coming year. The projects and amount funded each year are within the sole discretion of the Chief Scientist. There can be no assurance that the Company will be able to continue to secure additional funds from the Chief Scientist at the same levels or at all. The Company is obligated, for products resulting from research and development partially funded by the Chief Scientist, to pay royalties to the Chief Scientist of 3% to 5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4% to 6% if produced outside Israel up to 120% to 300% of the amount so funded. During 1996, the Company completed payment of its entire obligation for royalties to the Chief Scientist in respect of its human growth hormone.

MANUFACTURING AND SUPPLY AGREEMENTS

     The Company currently operates a GMP certified facility in Israel which produces its bulk human growth hormone, BioLon, Bio-Hep-B, OxSODrol, Factorex and insulin products, as well as the genetically-engineered portion of its Fibrimage product. The Company also operates a modern filling suite for its BioLon syringes which has undergone inspection by European regulatory authorities and, based on one of these inspections, European Device Approval (CE
Mark) was granted. Although a substantial portion of the hGH supplied by BTG to its distributors is in bulk form, BTG also provides distributors with fully packaged product. For these distributors, the bulk human growth hormone is formulated, filled and packed in vials by Dr. Madaus GmbH in Germany, which functions as the Company's subcontractor for these purposes. In addition, sterilization of the BioLon syringe is performed by Mediplat Israel Ltd., which functions as the Company's subcontractor for these purposes. The Company believes that it operates its facilities under, and is in compliance with, the FDA's good laboratory and manufacturing practices.

     The Company's Oxandrin product is currently being manufactured for BTG on an exclusive basis by Searle, which originally developed the product. The agreement with Searle provides that Searle will produce and sell exclusively to BTG all of BTG's Oxandrin requirements. The agreement requires that BTG purchase all of its Oxandrin requirements exclusively from Searle through April 1999 and 80% of its requirements for the two-year period thereafter. The agreement expires in April 2001, subject to earlier termination under certain circumstances, and may be extended by mutual agreement of the parties. The agreement provides that Searle will not produce Oxandrin for any other person prior to April 2006.

     In addition to a long term exclusive supply agreement with Searle, BTG has an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. ("SPA") covering, if necessary, the supply of Oxandrin to BTG through at least the year 2003 for distribution in certain countries where the SPA product is approved. Currently none of these countries have yet approved the use of the SPA product. BTG is working with SPA to obtain the necessary approvals. Should Searle for any reason be unable to supply Oxandrin to BTG prior to SPA obtaining the necessary approvals, BTG's business, results of operations and financial condition could be materially adversely affected. See "--Risk Factors--Dependence on Third-Party Suppliers."

     BTG has entered into a manufacturing agreement with ProCyte Corp., Kirkland, Washington and Applied Analytical Industries Inc., Wilmington, North Carolina for the manufacture of Androtab-SL.

     Bristol has manufactured Delatestryl for the Company pursuant to an agreement which expired in December 1997. There can be no assurance that Bristol will continue to honor the Company's purchase orders or that the Company's supply requirements will be satisfied. Additionally, the need to find a new manufacturer could affect the availability of Delatestryl. BTG currently has a four-year level of inventory of Delatestryl, based on the current sales level.

     In February 1995, BTG-Israel was awarded ISO 9002 certification by the Standards Institution of Israel ("SII"). The certification was issued in respect of the manufacture, packaging and dispatch of BTG's pharmaceutical products for human use. ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization ("ISO") based in Geneva, Switzerland. It is equivalent to the European Community Standard EN 29002. SII is a member of an international organization, the International Quality Certification Network ("IQNet"), that encompasses quality certification institutes worldwide in a mutual recognition agreement. Receipt of the ISO 9002 certification was a significant milestone in the process of obtaining the BioLon CE mark. In August 1997, SII awarded BTG-Israel an ISO 14001 certification for its Environmental Management System. The ISO 14000 series of standards, dealing with the environment and its protection, are becoming important from both a regulatory and commercial point of view.

GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of the Company's products and its ongoing research and development activities. The Company's policy is to conduct its research and development activities in compliance with current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, and with comparable guidelines in Israel and other countries where the Company may be conducting clinical trials or other developmental activities. See "--Risk Factors--Effect of Government Regulation."

     Prior to clinically testing, manufacturing and marketing human pharmaceutical products, approval from the FDA and comparable agencies in foreign countries must first be obtained. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an IND, human clinical trials and approval of an NDA. European countries follow generally the same procedures. The EEC has established a unified filing system administered by the Committee for Proprietary Medicinal Products designed to reduce the administrative burden of prosecuting applications for new pharmaceutical products. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. The commercial manufacture and marketing of some animal health products also requires approval by the United States Department of Agriculture and by comparable agencies in foreign countries. These processes are likely to take a number of years and often involve substantial expenditures. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, primarily in the agricultural field. There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to the Company's biotechnology products.

     In addition to the foregoing, the Company's present and future business may be subject to regulation under the United States Atomic Energy Act, Drug Enforcement Agency, Clean Air Act, Clean Water Act, Occupational Safety and Health Act, National Environmental Policy Act, Toxic Substances Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act and similar state and foreign statutes, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

PATENTS AND PROPRIETARY RIGHTS

     The Company's scientific staff and consultants are actively working in various areas of biotechnology to develop techniques, microorganisms, processes and products to achieve the Company's commercial aims. It is the Company's policy to protect its intellectual property rights in this work by a variety of means, including filing patent applications in the United States and major industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. See "--Risks Factors--Uncertainty of Protection of Patents and Proprietary Rights."

     As of February 16, 1998, approximately 300 granted patents, owned or exclusively licensed by the Company, are being maintained worldwide, including 36 in the United States, 11 patents granted by the European Patent Office ("EPO") and 18 patents granted in Israel. Additionally, approximately 210 patent applications owned or exclusively licensed by the Company are pending in various countries. There can be no assurance that any of the patent applications assigned to or licensed to BTG will result in granted patents, or that granted patents will not be circumvented or invalidated. The Company believes that important legal issues remain to be resolved as to the extent and scope of patent protection, and the Company expects that in certain cases litigation may be necessary to determine the validity and scope of its and others' proprietary rights. Such litigation may consume substantial resources. See "--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights" and "Item
3. Legal Proceedings."

     The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others are currently unknown. See "--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."

     BTG has a license agreement with the National Technical Information Service ("NTIS"), an operating unit of the United States Department of Commerce (the "DOC Agreement"), under which it obtained exclusive United States rights to a U.S. patent relating to the sublingual delivery of sex steroids, in which the drug is absorbed into the bloodstream through the mucosal membrane under the tongue. Under the terms of the DOC Agreement, the Company has exclusive rights to make, have made, use and sell certain steroid products for a period terminating five years from the date of first commercial sale of a product; however, the Department of Commerce has notified the Company that BTG must pay a portion of the legal fees relating to the interference action referred to below. The Company, which believes it is not obligated to pay these fees, is currently in discussions with the Department of Commerce. There can be no assurance as to the outcome of these discussions. The Company also has a non-exclusive license under the patent to make, have made, use and sell such products in the United States after the expiration of the exclusive license term. The DOC Agreement requires the Company to expend reasonable efforts and resources to develop and bring licensed products to the point of practical application by January 1, 1997, unless this period is extended by mutual agreement of the parties. The Company believes that its October 1996 filing of an NDA and its ongoing activities for Androtab-SL satisfy this requirement. The Company pays an annual maintenance fee to NTIS and will pay NTIS an administration and royalty fee of five percent of the net sales of licensed products during the exclusive period of the DOC Agreement, except that no administration and royalty fee will be payable for direct sales of licensed products by the Company to the United States Government. BTG also has a license under a claim of a related United States Government patent, which is currently the subject of an interference proceeding brought by Janssen Pharmaceutical ("Janssen"), a division of Johnson & Johnson. The Company is currently in negotiations to secure a license to Janssen's patents and technology, although there can be no assurance a license can be obtained on reasonable terms or at all. If Janssen is successful in this interference action and BTG is unable to obtain a license, BTG may be prohibited from commercializing its Androtab-SL product. The Company does not expect these patents will prevent other companies from introducing sublingual steroid replacement products using other delivery systems in the United States or similar delivery systems outside the United States. See "--Products and Applications--Androtab-SL."

     To date, the Company has been, or currently is, party to several administrative and legal proceedings relating to its technologies, products and patents and the patents of others. See "--Risk Factors--Risk of Pending Patent Litigation" and "Item 3. Legal Proceedings."

INSTITUTIONAL AND GOVERNMENTAL RELATIONSHIPS

     The Company believes its relationships with research institutions in the United States, Europe and Israel and with the Government of Israel to be important in its research and product development efforts. The Company believes that these relationships greatly enhance its research and product development efforts, and the Company intends to develop and maintain relationships with leading universities and research institutions even as it continues to expand its capability to conduct research and product development at its own facilities. See "--Risk Factors--Risk of Operations in Israel."

     The State of Israel supports and encourages research and development in the field of high technology, as well as manufacturing for export through programs that provide for research and development funding, export financing, tax benefits and capital investment incentives. The Company's research and development activities in Israel through BTG- Israel enable it to take advantage of these programs. There can be no assurance, however, that such programs will continue.

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

     Many of the Company's current competitors have significantly greater financial and organizational resources than the Company. Since technological developments are expected to continue at a rapid pace in the biotechnology industry, the successful development of the Company's products will be dependent upon its ability to maintain a competitive position with respect to its technology. See "--Risk Factors--Competition."

EMPLOYEES

     As of February 1, 1998 the Company had 247 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing activities, including 35 who hold Ph.D. or M.D. degrees. In addition, the Company has consulting arrangements with scientists at various institutions and universities in the United States and Israel.

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

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. Such forward looking statements are inherently uncertain, and stockholders must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below.

     Dependence on Oxandrin. A substantial portion of the increase in the Company's revenues in 1996 and 1997 resulted from increasing sales of Oxandrin, which the Company relaunched in the United States in December 1995. There can be no assurance that such sales increases will continue. Sales of Oxandrin in 1995, 1996 and 1997 amounted to approximately $3.0 million, $15.1 million and $27.9 million, respectively, representing 14%, 37% and 52%, respectively, of the Company's total product sales in those periods. A substantial number of users of Oxandrin are patients with AIDS and as more successful treatments for this disease, such as protease inhibitors, are developed, the need to use Oxandrin by these patients may be reduced. Although the Company is working to expand the use of Oxandrin to treat other conditions covered by the product's current FDA approval, such as the treatment of weight loss suffered by burn victims and persons suffering from chronic obstructive pulmonary disease and cancer, there can be no assurance that the Company will be successful in its efforts. Additionally, there are no patents covering Oxandrin, and there can be no assurance that others will not introduce an oxandrolone product.

     Dependence on Third-Party Suppliers. The Company is dependent on third parties for the manufacture of Oxandrin and Delatestryl and the filling and vialing of its Bio-Tropin product. Although the Company is a party to an exclusive supply arrangement with Searle, and an alternative exclusive supply agreement with SPA, covering the supply of Oxandrin to BTG through at least the year 2003, there can be no assurance that Searle will continue, or that SPA will be able, to provide the Company with sufficient supplies of Oxandrin to satisfy its future needs. Bristol has manufactured Delatestryl for the Company pursuant to an agreement which expired in December 1997. There can be no assurance that Bristol will continue to honor the Company's purchase orders or that the Company's supply requirements will be satisfied. In addition, the Company is dependent on Dr. Madaus GmbH ("Dr. Madaus") to fill and vial the Company's Bio-Tropin product. Any failure of Searle and SPA, Bristol or Dr. Madaus to fulfill its obligations to the Company could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurance that the Company would be able to find an alternative supplier for any of Searle and SPA, Bristol or Dr. Madaus if they were unable or unwilling to fulfill their obligations to the Company. See "--Manufacturing and Supply Agreements."

     Dependence on Third Party Licensees. The Company has derived, and expects to continue to derive over the next several years, revenues from existing and new licensing, research and development and marketing agreements. These agreements typically provide the Company's licensees with certain rights, subject to an obligation to pay royalties to the Company based on any future product sales or to purchase product from the Company, to manufacture and market specified products developed using the Company's proprietary technology. Certain of these agreements provide for funding by licensees of research activities performed on their behalf by the Company. Continued funding and participation by these licensees will depend not only on the timely achievement of milestones, which cannot be assured, but also on each licensee's own financial, competitive, marketing and strategic considerations. Such considerations include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others. Furthermore, the amounts of any payments to be received by the Company under its license agreements from sales of product by licensees will be dependent on the extent to which its licensees devote resources to the development and commercialization of the products. Although the Company believes its licensees have an economic motivation to commercialize their products, the Company will have no effective control over the licensees' commercialization efforts.

     Risk of Pending Patent Litigation. To date, the Company has been, or currently is, party to several administrative and legal proceedings relating to its technologies, products and patents and the patents of others. Genentech, Inc. ("Genentech") has alleged that the Company's human growth hormone ("hGH") product infringes various Genentech patents and has obtained a preliminary injunction prohibiting the commercial introduction of the Company's human growth hormone in the United States. There can be no assurance that Genentech will not be successful in prosecuting similar infringement claims in one or more other countries in which BTG's human growth hormone product is being sold. If the Company's hGH is found to infringe certain Genentech patents in one or more other countries, the Company and/or its distributor(s) may be obligated to pay damages, and would need to obtain a license from Genentech in order to continue sales of hGH. There can be no assurance that such a license will be granted by Genentech, or that the Company's distributor(s) will not be required to stop selling the Company's hGH. Additionally, BTG's patent covering a method for producing enzymatically active human copper/zinc superoxide dismutase ("SOD") in bacteria is currently the subject of an interference action with Chiron Corp. ("Chiron") in the United States Patent Office Board of Patent Appeals and Interferences. Additionally, BTG is attempting to provoke an interference action against a U.S. patent issued to Chiron for the bacterially produced form of recombinant human copper/zinc SOD. Unless BTG is able to prevail in these actions or obtain a license from Chiron, BTG may be unable to commercialize its OxSODrol product in the United States. BTG is also engaged in litigation with Biogen, Inc. ("Biogen") relating to the compulsory license granted to BTG which allows BTG to produce its Bio-Hep-B vaccine in Israel and to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. If Biogen is successful in overturning the compulsory license, BTG will not be able to manufacture its Bio-Hep-B vaccine in Israel. See "Item 3. Legal Proceedings."

     Uncertainty of Protection of Patents and Proprietary Technology. The Company has developed patentable technology and proprietary know-how and has acquired from various universities and institutions certain basic technologies, as to which either patents have been issued or patent applications are pending. There can be no assurance that patent applications will result in issued patents, that the claims allowed in such issued patents will be sufficiently broad to protect the Company's proprietary rights or that patents will not be challenged, circumvented or invalidated or that rights granted pursuant to such patents will provide competitive advantages to the Company. The Company's success depends in part on its ability to continue to obtain patent protection in the United States and other countries for its technologies and the products, if any, resulting from such technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to file patent applications for such technology. The Company also relies on trade secrets, proprietary know-how and technological innovation which it seeks to protect with confidentiality agreements with its employees, consultants and licensees. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that BTG's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

     BTG's commercial success will also depend in part on the Company not infringing patents or proprietary rights of third parties. A number of companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that relate to the Company's business, and such entities may file applications for or be issued patents in the future with respect to technology potentially necessary or useful to BTG. Some of these technologies, applications or patents may conflict with the Company's technologies and existing or future patents, if any, or patent applications. Such conflict could limit the scope of patents that BTG has obtained or may obtain in the future or result in patent applications failing to issue as patents. In addition, if third parties obtain patents which cover the Company's activities, there can be no assurance that BTG would be able to license such patents on reasonable terms, or at all, or be able to license or develop alternative technology. As more patents are issued to third parties, the risk that the Company's products and activities may give rise to claims that they infringe the patents of others increases.

     The Company expects that administrative hearings, litigation or both will be necessary to determine the validity and scope of its and others' proprietary or biotechnology patents. Such administrative proceedings or litigation have to date required, and may in the future require, a significant commitment of the Company's resources. Any such commitment may divert resources from other areas of the Company.

     Limited Manufacturing Capacity and Experience. The Company has limited commercial scale manufacturing capacity and experience. While it is expected that the Company's manufacturing facilities will allow the Company to satisfy its current and anticipated near-term requirements, the Company will need a larger facility to meet anticipated increases in demand for its products. The Company is required to obtain regulatory approval for all of its commercial manufacturing processes and facilities, and to date the Company has been able to obtain such approvals. Any failure to receive, or substantial delay in obtaining, regulatory approval for its manufacturing processes and facilities could have a material adverse effect on the Company.

     The manufacture of the Company's products involves a number of technical steps and requires meeting stringent quality control specifications imposed by governmental regulatory bodies and by the Company itself. Further, such products can only be manufactured in facilities approved by the applicable regulatory authorities. As a result, the Company may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at its facilities. In the event of a natural disaster, equipment failure, strike, war or other difficulty, BTG may be unable to manufacture its products in a manner necessary to fulfill demand. BTG's inability to fulfill demand may permit its licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves. Additionally, if the Company does not receive regulatory approval for any new facility, it would likely be unable to meet the anticipated increased demand for its products, which would have a material adverse effect on BTG's business, results of operations and financial condition.

     The Company is dependent on third parties to manufacture all or a portion of certain of its products. See "-- Dependence on Third-Party Suppliers."

     Limited Marketing Capability and Experience. The Company established a sales and marketing force in the United States during the second half of 1995 to promote distribution of Oxandrin and other BTG products in the United States. With respect to territories outside the United States, the Company does not yet have an established sales force and relies on third parties to market its products. There can be no assurance that the Company's marketing strategy will be successful. The Company's ability to market its products successfully in the future will be dependent on a number of factors, many of which are not within its control.

     Limited Commercial Products. The Company's principal activities since its formation in 1980 have been the research and development of products with commercial potential. Commercialization of the Company's products is subject to successful clinical testing and governmental approvals, the timing of which is not within the control of the Company and has taken and may continue to take longer than anticipated. Acceptance by the medical community of the Company's products is also necessary for their successful commercialization.

     Historical Operating Losses. Prior to 1995, the Company's revenues were not sufficient to offset the expenses incurred in its research, development and production activities. At December 31, 1997, the Company had an accumulated deficit of approximately $54.1 million. Revenue has in the past and may in the immediate future continue to display significant variations due to the level of sales of existing products, the introduction of new products and new research and development contracts and licensing arrangements, the completion or termination of those contracts and arrangements, the timing and amounts of milestone payments and the timing of regulatory approvals of products. The Company's continued profitability will be dependent on its success in developing, obtaining regulatory approvals for and effectively marketing its products. The annual cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuances of Common Stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Capital Needs. The development and commercialization of products requires a substantial amount of funds. The Company's cash requirements are currently satisfied primarily through product sales. Historically, cash requirements were satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects and (v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy the Company's cash requirements. The Company believes that its remaining cash resources, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur.

     The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. If additional funds are raised by issuing equity securities of the Company, dilution to existing stockholders may result. If adequate funds are not available, BTG may be required to significantly curtail one or more of its commercialization efforts or research and development programs or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

     Effect of Governmental Regulation. The Company is subject to regulation by numerous governmental authorities in the United States and other countries. All of the Company's products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use. The approval process applicable to products of the type being developed by the Company usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures. The Company and its licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of its products, the Company is required to conduct preclinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target disease. The results from preclinical animal studies and early clinical trials may not be predictive of results that will be obtained in large scale testing. A number of biotechnology companies have recently suffered significant setbacks in advanced clinical trials, even after experiencing promising results in preclinical and early human testing. Additionally, the timing of completion of clinical trials is dependent upon a number of factors, many of which are outside the Company's control, including the rate of patient enrollment. Patient enrollment is a function of several factors, including the size of the patient population and the proximity of patients to clinical sites. Delays in patient enrollment could result in increased costs and delays in completion of the clinical trials. In addition, preclinical and clinical trials must meet regulatory and institutional requirements. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, the Company and its partners may encounter delays or rejections based upon changes in the policies of regulatory authorities.

     Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or its licensees' products. Failure to obtain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude the Company or its licensees from marketing their products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introduction by the Company and thereby have a material adverse effect on the Company's results of operations, liquidity and financial condition. Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of the Company's products and its ongoing research and development activities. The timing of regulatory approvals is not within the Company's control. To date, the length of time required to obtain regulatory approval of genetically-engineered products has been significantly longer than expected, both for the Company and the biotechnology industry in general. These delays have had, and if they continue could have, a material adverse effect on the results of operations and financial condition of the Company. The Company believes that these delays have in the past negatively impacted its ability to attract funding and that, as a result, the terms of such financings have been less favorable to the Company than they might otherwise have been had the Company's product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization. As a result, the Company has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if BTG had commercialized the products on its own.

     Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions and criminal prosecutions. Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional governmental requirements may be established that could prevent or delay regulatory approval of the Company's products.

     Uncertainty of Healthcare Reimbursement. The Company's ability to successfully commercialize human therapeutic products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for use of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of the Company's healthcare products, the market acceptance of these products would be adversely affected. In addition, in recent years a number of federal and state healthcare reform proposals have been introduced to contain healthcare costs. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on the Company. Regulatory approval of prices is also required in most countries outside the United States. In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell the product for more than a certain price in that country. There can be no assurance that the establishment of a price in one European country will not have the practical effect of requiring the Company's marketing partners to sell the product in other European countries at no higher than such price. Because BTG generally supplies product to its marketing partners for a specified percentage of net sales, there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on the Company's investment in its products or even cover the Company's manufacturing costs for such product.

     Risk of Technical Obsolescence; Highly Competitive Industry. Biotechnology has undergone rapid and significant technological change. The Company expects that this technology will continue to develop rapidly, and the Company's future success will depend, in large part, on its ability to maintain a competitive position. Rapid technological development may result in products or processes becoming obsolete before marketing of these products or before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. Numerous companies, including well-known pharmaceutical and biotechnology companies, are engaged in the business of researching and developing products similar to those of the Company. Many of these companies have substantially greater capital resources and larger research and development staffs and facilities than the Company. Such companies may succeed in their research, developing on a more timely basis products that may be more effective than any which may be developed by the Company. These companies may also be more successful than the Company in the production and marketing of such products.

     Retention of Key Personnel. The Company is dependent upon the efforts of its officers and scientists and other employees. The loss of certain of these key employees could materially and adversely affect the Company's business. There is a great deal of competition for the limited number of scientists with expertise in the area of the Company's operations. The business of the Company is dependent upon its ability to attract and retain qualified research and managerial personnel. The Company does not maintain, and has no current intention of obtaining, "key man" life insurance on any of its employees.

     Risk of Operations in Israel. The Company's primary research, development and production operations are at this time conducted in Israel by its wholly-owned subsidiary BTG-Israel and can be affected by economic, military and political conditions in that country and in the Middle East in general. The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy has been to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 8% in 1995, 11% in 1996 and 7% in 1997. For those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars. In 1995, 1996 and 1997 the Shekel was devalued by approximately 4%, 4% and 9%, respectively, against the U.S. dollar. Because of the insignificant devaluation of the Shekel against the U.S. dollar in 1995 and 1996 despite the annual rate of increase in the Consumer Price Index, BTG's cost of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

     Risk of Product Liability. The testing and marketing of the Company's products entail risk of product liability. Although the Company has so far been able to obtain indemnification from pharmaceutical companies commercializing its products, there can be no assurance that other such companies will agree in the future to indemnify the Company for other of the Company's products or that such companies will, if obligated to do so, have adequate resources to fulfill their indemnity agreements. Further, to the extent the Company elects to test or market products independently, it will bear the risk of product liability directly. The Company presently has $10,000,000 of product liability insurance coverage in place. Any successful product liability claim made against the Company could substantially reduce or eliminate any stockholders' equity the Company may have and could have a significant adverse impact on the future of the Company.

     Volatility of Share Price. The market prices for securities of biotechnology companies, including the Company, have been volatile, and it is likely that the price of the Common Stock will fluctuate in the future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, announcements by the Company or its competitors of results in preclinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, and market conditions in general may have a significant impact on the market price of the Common Stock. In addition, the market price of the Common Stock could be adversely affected by future exercises of outstanding warrants and options. At December 31, 1997 options and warrants to purchase an aggregate of approximately 5,400,000 shares and 4,704,000 shares, respectively, of Common Stock were outstanding. A substantial portion of these options and warrants have exercise prices below the current market price of the Common Stock. Additionally, all of the shares of Common Stock issuable upon exercise of these outstanding options and warrants have been registered for resale under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction. In addition, the Company may issue additional stock, warrants and/or options to raise capital in the future. The Company may also issue additional securities in connection with its employee benefit plans. During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. The exercise of such options and warrants may have an adverse effect on the market value of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional equity financing. To the extent the exercise prices of such options and warrants are less than the net tangible book value of the Common Stock at the time such options and warrants are exercised, the Company's stockholders will experience an immediate dilution in the net tangible book value of their investment. Further, the future sale of a substantial number of shares of Common Stock by existing stockholders and option and warrant holders may have an adverse impact on the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and key personnel of the Company are as follows:


Name                                                       Age              Positions
--------------------------------------------            ---------          ------------------------------------------

Sim Fass ...................................               56               Chairman of the Board, President, Chief
                                                                            Executive Officer and Treasurer;
                                                                            President of BTG-Israel; Director

Norman Barton, M.D., Ph.D...................               50               Senior Vice President--Chief Medical
                                                                            Officer

Zvi Ben-Hetz................................               54               Vice President--Operations and
                                                                            Logistics, BTG-Israel

Meir Fischer, Ph.D..........................               57               Vice President--Process Development,
                                                                            BTG-Israel

Marian Gorecki, Ph.D........................               57               Senior Vice President--Chief Technical
                                                                            Officer

David Haselkorn, Ph.D.......................               53               Senior Vice President, Chief Operating
                                                                            Officer; Managing Director, BTG-Israel

Abraham Havron, Ph.D........................               50               Vice President--Product Development
                                                                            and Technology Transfer, BTG-Israel

Dov Kanner, Ph.D............................               44               Vice President--Quality Assurance and
                                                                            Regulatory Affairs, BTG-Israel

Ernest Kelly, Ph.D..........................               48               Senior Vice President--Quality
                                                                            Assurance, Quality Control and
                                                                            Regulatory Affairs

John Librie.................................               40               Vice President--National Sales

Amos Panet, Ph.D............................               56               Chief Scientist--BTG-Israel

Annmarie Petraglia..........................               59               Vice President--Regulatory Affairs

William Pursley.............................               44               Senior Vice President--Marketing, Sales
                                                                            and Commercial Development

Ronald Simko................................               47               Vice President--Manufacturing

Yehuda Sternlicht...........................               43               Vice President--Finance, Chief Financial
                                                                            Officer

Yehuda Zelig................................               45               Vice President--Manufacturing, BTG-
                                                                            Israel

----------

     Sim Fass was elected a Director and Treasurer of the Company in August 1983 and served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987 and as President of BTG-Israel from May 1984. Dr. Fass became President and Chief Executive Officer of the Company in May 1984 and Chairman of the Board in March 1997. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care- related products. Prior to that, he held various positions at Pfizer Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceutical, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and

Group Marketing Manager of Pfizer Laboratories. Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

     Norman Barton, M.D., Ph.D. joined the Company in April 1996 in the newly created position of Vice President--Medical Affairs and was appointed Senior Vice President--Chief Medical Officer in March 1998. Prior to joining the Company, from 1985 to 1996 Dr. Barton served as Chief of the Clinical Investigations and Therapeutics Section of the National Institute of Neurological Disorders and Stroke in Bethesda, Maryland. During that time, he was instrumental in the development and clinical investigation of macrophage-targeted glucocerebrosidase (CEREDASE(TM)), the first enzyme replacement product for Gaucher disease, a genetic disorder of lipid metabolism. Between 1978 and 1985, Dr. Barton held positions as a staff neurologist at The New York Hospital and the National Institute of Neurological Disorders and Stroke. Dr. Barton is a board-certified neurologist and holds a Ph.D. in Biological Chemistry.

     Zvi Ben-Hetz joined BTG-Israel in December 1980 as facility manager. His work included the organization and construction of the manufacturing facility and logistics system of the Company in Israel. Between 1986 and 1988, he headed the unit involved in the construction of the present facility in Israel, where all the Company's research, development and manufacturing activities take place. In 1988, he was appointed Operations and Logistics Manager of BTG-Israel and in 1992 was appointed Vice President--Operations and Logistics of BTG-Israel. From 1976 until he joined BTG-Israel, Mr. Ben-Hetz worked at the Volcani Institute, the National Institute for Agriculture Research in Israel, as a Junior Agricultural Engineer.

     Meir Fischer, Ph.D. was appointed to the newly-created position of Vice President-Process Development of BTG-Israel in January 1998. Dr. Fischer joined BTG-Israel in 1981 as group leader, served as Assistant Director of the Molecular Biology Department from 1984 to 1988, and as Department Head from 1988 to 1994 in the Research Division, and Department Head of Process Development from 1994 to 1997 in the Division of Manufacturing and Process Development. Dr. Fischer obtained his Ph.D. in Biochemical Genetics and Microbiology from Indiana University in 1974 and subsequently did post- doctoral research in the Department of Biochemistry of Duke University and at Burroughs Wellcome Company.

     Marian Gorecki, Ph.D. was elected Senior Vice President--Chief Technical Officer of the Company in June 1992. In 1986, he was appointed Vice President and Chief Technical Officer of BTG-Israel. Prior thereto, he had served as Vice President, Research and Development of BTG-Israel since August 1981. Prior to that, he was on the staff of the Weizmann Institute of Science for twelve years, during which time he was an associate professor for two years. Dr. Gorecki received his Ph.D. in biochemistry from the Weizmann Institute of Science in 1972. He has broad experience in the fields of molecular biology and genetic engineering as well as in peptide protein chemistry. Dr. Gorecki served as a director of the Company from June 1992 through December 1994.

     David Haselkorn, Ph.D. was appointed Vice President of the Company and Managing Director of BTG-Israel in May 1987. In 1990, he was promoted to Senior Vice President and Chief Operating Officer of the Company. From 1982 through May 1987, he served as Chief Scientist of the International Eisenberg Group of Companies. From 1973 to 1982, Dr. Haselkorn rose to the rank of colonel and was appointed head of a research and development division of the Israel Defense Forces. He received his M.Sc. degree in biochemistry from the Hebrew University in 1970 and a Ph.D degree in chemical immunology from the Weizmann Institute of Science in 1973. Dr. Haselkorn served as a director of the Company from February 1992 through June 1995.

     Abraham Havron, Ph.D. joined BTG-Israel in September 1987 as Director, Manufacturing and in 1992 was appointed Vice President--Manufacturing of BTG-Israel. Dr. Havron obtained his Ph.D. degree in bio-organic chemistry from the Weizmann Institute of

Science in 1978 and subsequently did post-doctoral research in the Department of Radiology at Harvard Medical School. Before joining the Company, Dr. Havron served as Production and R&D Manager at InterPharm Laboratories Ltd., a subsidiary of Ares Serono, S.A., a multinational pharmaceutical company.

     Dov Kanner, Ph.D. was appointed to the newly created position of Vice President--Quality Assurance and Regulatory Affairs of BTG-Israel in September 1994. Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994. He obtained his Ph.D. in microbiology from Rutgers University in 1980.

     Ernest Kelly, Ph.D. joined the Company in February 1996 in the newly created position of Senior Vice President--Quality Assurance, Quality Control and Regulatory Affairs. Prior to joining the Company, he was Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer Inc. ("RPR"). From 1979 to 1996, Dr. Kelly served in positions at RPR in both research and development and industrial operation quality assurance. Prior to joining RPR, he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions. Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics at Temple University.

     John Librie joined BTG in October 1995 as the Executive Director of Sales and was appointed Vice President--National Sales in July 1997. Prior to joining BTG, Mr. Librie spent nine years with Genentech, holding positions in sales, marketing and sales management. Prior to joining Genentech, Mr. Librie spent five years with Marion Laboratories, a pharmaceutical company, in various sales positions.

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

     Annmarie Petraglia joined BTG in May 1994 as Senior Director, Regulatory Affairs and was appointed Vice President--Regulatory Affairs in April 1995. Previously Ms. Petraglia was Director, Regulatory Affairs and Scientific Documentation, Daiichi Pharm. Corp. from 1991 to 1994; Vice President Regulatory Affairs, Zambon Corp. from 1988 to 1991; Senior Vice President, Regulatory Affairs, Advanced Therapeutics Communications from 1986 to 1988; and Director, Regulatory Affairs, American Home Products Corp. from 1984 to 1986. She served in various regulatory affairs capacities at Schering-Plough Corporation from 1980 to 1984; as Director, Medical Analysis/Writing at Bristol-Myers International from 1973 to 1978; and Product Manager at Hoffmann-La Roche, Inc. from 1967 to 1973. Ms. Petraglia is a registered pharmacist.

     William Pursley joined the Company in April 1995 in the newly created position of Senior Vice President--Marketing, Sales and Commercial Development. From November 1993 until April 1994, Mr. Pursley was Chairman and CEO of TriGenix, Inc., a virtual sales, marketing and reimbursement organization for the biotechnology industry. Mr. Pursley was Vice President of Sales and Marketing at Genzyme Corp. from December 1990 until November 1993. Mr. Pursley managed the growth hormone business in the Southeast region of the U.S. for Genentech from October 1985 until December 1990. From 1979 through October 1985, Mr. Pursley held several sales, marketing and middle management positions at Merck & Co. Inc.

     Ronald Simko joined the Company in August 1994 as Vice President--Manufacturing. From 1977 to 1989, Mr. Simko worked in numerous manufacturing capacities at Schering-Plough Corporation managing the process validation organization as well as the sterile products and tablet production operations. From 1989 to 1994, he was at Enzon, Inc., where he served as Senior Director, Manufacturing and Materials Management.

     Yehuda Sternlicht joined BTG-Israel in July 1992 as financial manager and in January 1993 was appointed Chief Financial Officer of the Company. In June 1995, he was appointed Vice President--Finance and Chief Financial Officer of the Company. From 1988 until he joined BTG-Israel, he was financial manager of Bordeaux Textile Ltd., an Israeli company. From 1985 to 1988, he served as controller of Laser Industries Ltd., an Israeli company listed on the American Stock Exchange. Prior to that, he held various positions at Haft & Haft, one of the largest CPA firms in Israel. From 1983 to 1985, he worked at Haft & Haft's affiliate's New York office. Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel.

     Yehuda Zelig joined BTG-Israel in March 1983 as research assistant. In 1988 he was appointed as Manager-Protein Purification of BTG-Israel, and from 1989 to 1994 he served as Manager of BTG-Israel's Protein Purification Department. In 1994 Mr. Zelig was appointed Head of the Manufacturing Department of BTG-Israel and in September 1995 he was appointed Director of Manufacturing of BTG-Israel. In January 1998 Zelig was appointed Vice President--Manufacturing of BTG-Israel.

ITEM 2. PROPERTY

     The Company's administrative offices are currently located in Iselin, New Jersey, where the Company has leased approximately 23,000 square feet of office space. The lease has a base average annual rental expense of approximately $414,000 and expires in October 2003. The Company's research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 94,000 square feet at an annual rental of approximately $1,132,000. Construction of this facility was completed in 1988 and occupancy commenced shortly thereafter. The lease term expires in December 2002. BTG also leases 5,000 square feet of warehouse space near its research and manufacturing facility. The Company believes its space is suitable and adequate for its current activities; however, the Company anticipates that it will require a new, larger manufacturing facility in Israel within the next several years to meet anticipated increased demand for its products and increased regulatory requirements. The Company believes there will be adequate space available in Israel to construct a new facility.

ITEM 3. LEGAL PROCEEDINGS

     On March 16, 1993, Genentech filed a complaint with the United States International Trade Commission (the "ITC") alleging, among other things, that BTG's importation of hGH into the United States violates Section 337 of the Tariff Act of 1930 because of the existence of certain claims in U.S. patents of Genentech. Genentech sought an immediate investigation and an order that BTG cease and desist from importing hGH into the United States. The trial on the Genentech complaint was held in April 1994. In January 1995, the ITC issued a final decision dismissing the complaint with prejudice as a sanction for Genentech's conduct which resulted in an incomplete record and violated the due process rights of BTG and Novo-Nordisk A/S, another respondent in the proceeding. The ITC also found no violation by BTG of Section 337 of the Tariff Act of 1930. Genentech appealed the ITC decision to the United States Court of Appeals for the Federal Circuit ("CAFC"). The appeal was heard in 1995, and in August 1997 the CAFC reversed the ITC decision and remanded the investigation to the ITC. However, Genentech then withdrew its complaint, the result of which is that Genentech is barred from asserting the patents at issue, regarding hGH, against BTG in the ITC. During 1993 and 1994, BTG incurred total legal fees of approximately $4.2 million relating to the ITC proceeding.

     On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York (the "U.S. District Court") seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the New York action, and in August 1995 the U.S. District Court granted a preliminary injunction prohibiting the commercial introduction in the United States of BTG's hGH. In April 1996, the CAFC rejected BTG's appeal of the grant of the preliminary injunction. In May 1996, the CAFC rejected BTG's request for a rehearing and a rehearing en banc. BTG filed a petition for a writ of certiorari with the United States Supreme Court, which was denied in October 1996. BTG is now precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that BTG will not be found to be infringing Genentech's patents. If BTG is ultimately found by the district court to infringe one or more claims in Genentech's U.S. patents, it likely will be precluded from selling its hGH in the United States during the life of these Genentech patents. The Company is currently evaluating its options in light of the U.S. District Court and CAFC decisions. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount was initially capitalized but subsequently written off in the first quarter of 1996 following the CAFC decision.

     In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR's sale of the Company's hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of the Company's hGH in Japan. During 1994, JCR and BTG filed oppositions to two Genentech patent applications in Japan that were first published for opposition in the first half of 1994. BTG was informed in April 1997 that its and JCR's oppositions were denied. During 1997 BTG and JCR filed oppositions to a third related Genentech patent in Japan and also to a later filed fourth patent. An additional early Genentech patent was published for opposition during 1997, and BTG is considering filing an opposition (deadline June 1998). There can be no assurance that these oppositions will be successful. Although the Company does not believe that it is infringing or has ever infringed any valid Genentech patent or patent application, there can be no assurance that BTG's hGH will not be found to infringe certain Genentech patents in Japan. If the Company's hGH is found to infringe certain Genentech patents in Japan, JCR and/or the Company may be obligated to pay damages, and would need to obtain a license from Genentech in order to continue sales of hGH in Japan. There can be no assurance that such a license will be granted by Genentech, or that JCR will not be required to stop selling the Company's hGH in Japan. Sales of hGH to JCR in 1995, 1996 and 1997 were approximately $9.9 million, $12.9 million and $10.1 million, respectively, representing 46%, 32% and 19%, respectively, of the Company's total product sales in those periods and 82%, 71% and 60%, respectively, of the Company's total hGH product sales in those periods.

     During 1991, BTG received notification from the United States Patent Office Board of Patent Appeals and Interferences (the "Patent Office") of the declaration of an interference between an issued patent assigned to BTG covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron which claims an earlier filing date. While BTG is vigorously defending its patent, it cannot predict the outcome of such interference. However, should BTG's patent be disallowed and a corresponding patent be issued to Chiron, BTG's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, BTG could seek a license to market under Chiron's patent, which may or may not be available. Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD. BTG is seeking to have the Patent Office either expand the scope of the existing interference action or declare a separate interference to determine that BTG rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that BTG scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria. Unless BTG is able to prevail in this effort or to obtain a license from Chiron, BTG may be unable to commercialize its OxSODrol product in the United States. This matter is currently under consideration by the Patent Office. In addition, the Israeli Patent Office has accepted a Chiron patent application covering a DNA construct having certain specified functions for expression of active copper/zinc SOD and a method for production of active copper/zinc SOD in a microorganism harboring this construct. BTG is opposing the grant of this patent; however, there can be no assurance that this opposition will be successful. If the opposition is unsuccessful, BTG may be precluded from manufacturing OxSODrol in Israel. In March 1993, the United States Patent Office issued a patent exclusively licensed to BTG containing broad claims for the gene encoding human copper/zinc SOD, related recombinant expression vectors and genetically engineered cells containing the gene. BTG believes that Chiron could not commercialize its yeast-produced SOD product in the United States without infringing this patent. However, the issuance of this patent does not assure BTG's ability to commercialize its OxSODrol product. See "Item 1. Business -- Products and Applications -- OxSODrol (human superoxide dismutase)."

     In September 1991, the Company received a letter from Biogen stating that it believed that the Company's recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of the Company's Bio-Hep-B vaccine, or the Company's intermediates for the process of making such antigen, falls within the claims of one or more of Biogen's patents and/or patent applications. The Company also made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen's hepatitis-B patents except those in Japan) requesting that the Company be granted a license to the Biogen patents; however, such efforts were not successful.

     In January 1992, BTG-Israel filed an application in the Israeli Patent Office for a compulsory license to manufacture BTG's Bio-Hep-B vaccine under Biogen's Israeli patent. In September 1995, the Registrar ruled in an interlocutory decision that BTG-Israel is entitled to a compulsory license to the Biogen patent. Biogen's appeal of the interlocutory decision was rejected. In November 1996, the Registrar set the terms of the license, including royalties to be paid by BTG to Biogen. Biogen appealed the Registrar's decision to the District Court of Tel Aviv, Israel, and moved for a stay of the license, which was granted ex parte pending hearings with both parties. Following hearings which took place in December 1996, the motion was denied in January 1997; however, the ex parte stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and in June 1997 the District Court denied Biogen's appeal and subsequent motion for a stay pending Biogen's appeal of the District Court decision to the Supreme Court on the merits. In March 1998 the Supreme Court granted Biogen the right to appeal the District Court's decision. A date has not yet been set for the hearing. In the absence of any action by the Supreme Court, the compulsory license is now effective and allows BTG-Israel to produce the vaccine in Israel upon receipt of regulatory approval and to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. There can be no assurance that the compulsory license will not be subsequently revoked by the Israeli Patent Office or by a court. If the compulsory license is revoked, BTG may not be able to manufacture or sell its Bio-Hep-B vaccine in Israel or to export such product from Israel unless the Biogen patent expires or is revoked.

     In August 1992, Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license) by virtue of its preparation of BTG's Bio-Hep-B vaccine for use in clinical trials, and applied for an interlocutory injunction restraining BTG-Israel from continuing research and development activities and clinical trials. In June 1993, the District Court of Tel Aviv, Israel denied Biogen's application for an interlocutory injunction in connection with research and development and clinical trials, but enjoined BTG-Israel from commercial marketing of its Bio-Hep-B vaccine unless permitted by Biogen or its exclusive licensee, until a compulsory license is obtained, or until the patent expires or is revoked. With the grant of the compulsory license, Biogen and BTG agreed to suspend the infringement suit until a decision is rendered on Biogen's appeal of the grant of the compulsory license to the Supreme Court. Biogen has notified the District Court that if the compulsory license is upheld by the Supreme Court, it will withdraw the infringement suit. If, however, the infringement proceedings continue, there can be no assurance that the outcome of these proceedings will be favorable to BTG. An outcome unfavorable to BTG may adversely affect the ability of BTG to commercialize and market the Bio-Hep-B vaccine. See "Item 1. Business -- Products and Applications -- Hepatitis-B Vaccine."

     The Company has been advised by Scitech, its Bio-Hep-B licensee in certain countries in the Far East, that in April 1993 Biogen initiated suit against Scitech in Singapore asserting that Scitech's conduct of clinical trials in Singapore with respect to the Company's hepatitis-B vaccine constitutes infringement of Biogen's patent rights in Singapore and claiming rights in the data obtained by Scitech through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993. Scitech notified the Company that the application for the injunction was dismissed by the High Court in September 1994, but Biogen has not withdrawn its case against Scitech in Singapore. Biogen's Singapore patent rights are based on the registration of its corresponding U.K. patents, and the validity of patents in Singapore depends on the validity of the corresponding U.K. patents. Biogen's broad U.K. patent (on which Singapore registration is based) was invalidated by the U.K. Court of Appeals in October 1994, which decision was upheld by the House of Lords in October 1996. Biogen is currently attempting to have amended claims allowed. Additionally, three claims of a narrower U.K. patent were upheld. The Company believes that none of these claims will affect commercialization of the Company's vaccine, although there can be no assurance of this. The Company is aware that certain other patents have been granted or are pending that may prevent the Company from selling its vaccine in the United States, Europe and certain other countries. The Company's failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the Bio-Hep-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires. The ability of the Company to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

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

     The Company has also initiated proceedings in Israel and Europe to oppose the grant to several of its competitors of patents relating to vector systems, and may oppose corresponding patents in other jurisdictions. Although the outcome of these proceedings cannot be predicted with certainty and will likely not be determined for several years, the Company believes that the outcome will be favorable, although there can be no assurance of this. The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the

Company to obtain licenses from others are currently unknown. See "Item 1. Business--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol BTGC. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock from January 1, 1996 through December 31, 1997 as reported by the Nasdaq National Market.

                                                           High          Low
                                                           ----          ---
         1996
         ----
         First Quarter............................        $ 9.13       $ 4.50
         Second Quarter...........................          8.69         5.00
         Third Quarter............................          9.69         6.44
         Fourth Quarter...........................         13.25         6.31

         1997
         ----
         First Quarter............................         17.75        11.88
         Second Quarter...........................         16.50        11.88
         Third Quarter............................         15.62         9.81
         Fourth Quarter...........................         15.37        10.62

     The number of stockholders of record of the Company's common stock on March 16, 1998 was approximately 1,700.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  For the year ended December 31,
                                                            ------------------------------------------------------------------------
                                                            1993(1)(2)         1994(3)       1995(2)(4)       1996(5)        1997
                                                            ------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Total revenues ......................................        $ 13,867         $ 17,440         $27,960        $47,738        $65,335
Total expenses ......................................          36,692           26,359          24,544         36,798         44,152
Extraordinary gain ..................................            --              1,500           1,363           --             --
Net income (loss) ...................................         (22,825)          (7,419)          4,779         22,915         14,478
Extraordinary gain per share ........................            --               0.04            0.03           --             --
Net income (loss) per share:(6)
  Basic .............................................           (0.63)           (0.19)           0.11           0.52           0.31
  Diluted ...........................................            --               --              0.11           0.47           0.28
Weighted average shares
 outstanding:(6)
Basic ...............................................          36,180           38,725          43,174         44,195         46,767
Diluted .............................................            --               --            43,784         48,259         51,916


                                                                   As of December 31,
                                                --------------------------------------------------------
                                                   1993        1994      1995          1996        1997
                                                --------------------------------------------------------

BALANCE SHEET DATA:

Working capital................................ $ 12,274    $ 13,652   $ 15,309     $ 40,626   $  68,271
Total assets...................................   31,086      32,340     33,679       73,575      95,413
Long-term liabilities..........................    3,648       1,389      3,641        3,927       3,975
Stockholders' equity...........................   20,082      23,182     25,689       60,558      82,858

----------

(1) In 1993, the Company merged with Gynex Pharmaceuticals, Inc. ("Gynex") in a transaction accounted for as a pooling of interests. In addition, the Company recorded merger expenses of $1.4 million in 1993.

(2) In 1995, BTG terminated its research and development financing arrangement with Bio-Cardia Corporation ("Bio-Cardia"), entered into in December 1993, pursuant to which BTG had licensed rights to certain products to Bio-Cardia and Bio-Cardia had engaged BTG to perform research and development services with respect to such products. In connection with the termination of the relationship, BTG reacquired all rights licensed to Bio-Cardia. The relationship with Bio-Cardia had a significant effect on the Company's financial results in 1993 and 1995, as follows: (i) expenses in 1993 include a non-cash charge of $10,241,000 resulting from the write-off of the aggregate value of warrants to purchase the Company's common stock (the "Bio-Cardia Warrants") issued by BTG in connection with the financing with Bio-Cardia; (ii) revenues in 1995 include $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of Bio-Cardia Warrants to purchase 2,670,000 shares of the Company's common stock obtained by Bio-Cardia from its defaulted stockholders in partial satisfaction of amounts owed by Bio-Cardia to BTG for research and development; and (iii) expenses in 1995 include research and development financing expenses of $806,000, representing the net funds provided to Bio-Cardia by BTG in respect of an exchange offer and the deferred revenues received from Bio-Cardia prior to such exchange offer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --

     Financing with Bio-Cardia Corporation" and Note 13 of Notes to Consolidated Financial Statements.

(3) Net loss and net loss per share include an extraordinary gain of $1,500,000 and $0.04, respectively, resulting from the early extinguishment of debt incurred in connection with BTG's reacquisition of human growth hormone marketing rights for Europe.

(4) Net income and net income per share include an extraordinary gain of $1,363,000 and $0.03, respectively, resulting from the early extinguishment of debt incurred in connection with BTG's reacquisition of human growth hormone marketing rights for the United States. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 12 of Notes to Consolidated Financial Statements.

(5) Expenses include a write-off of $1,383,000 of previously capitalized legal fees and market launch preparation costs relating to the Company's human growth hormone product in the United States. See "Item 3. Legal Proceedings." In 1996, the Company reduced the valuation allowance recorded against its deferred income tax assets by $18,587,000, which resulted in an $11,975,000, or $0.24 per share, increase in net income. See Note 11 of Notes to Consolidated Financial Statements.

(6) The share and per share information for the years ended December 31, 1993, 1994, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K. See "Item 1. Business--Risk Factors."

OVERVIEW

     The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including five products that have received regulatory approval for sale, of which four are currently being marketed, four products that are in clinical trials and three products that are in pre-clinical development. The Company seeks both broad markets for its products as well as specialized markets where it can seek Orphan Drug status and potential marketing exclusivity.

     The Company was founded in 1980 to develop, manufacture and market novel therapeutic products. The Company's overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at the Company's headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of the Company's genetically engineered products are primarily carried out through its wholly owned subsidiary in Rehovot, Israel.

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company's statement of operations.

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                        1995                    1996                   1997
                                                                        ----                    ----                   ----
Revenues:

  Product sales......................................                   76.6%                   84.6%                  82.2%
  Contract fees......................................                    2.1                    10.2                   12.8
  Research and development revenues under
    collaborative agreements.........................                   14.5                      --                     --
  Other revenues.....................................                    4.0                     2.9                    2.3
  Interest income....................................                    2.8                     2.3                    2.7
                                                                        ----                    ----                   ----
         Total revenues..............................                    100%                    100%                   100%
                                                                        ====                    ====                   ====
Expenses:
  Research and development...........................                   39.1%                   26.0%                  24.4%
  Cost of product sales..............................                   14.0                    15.2                   13.0
  General and administrative.........................                   23.0                    15.7                   13.0
  Marketing and sales................................                    5.6                    12.8                   14.2
  Commissions and royalties..........................                    2.6                     4.2                    2.5
  Other expense......................................                    3.5                     3.2                    0.4
                                                                        ----                    ----                   ----
         Total expenses..............................                   87.8                    77.1                   67.5
                                                                        ----                    ----                   ----

Income before income taxes and
    extraordinary gain...............................                   12.2                    22.9                   32.5

Income tax benefit (expense).........................                     --                    25.1                 (10.3)
                                                                        ----                    ----                   ----

Income before extraordinary gain.....................                   12.2                    48.0                   22.2
Extraordinary gain...................................                    4.9                      --                     --
                                                                        ----                    ----                   ----

Net income...........................................                   17.1%                   48.0%                  22.2%
                                                                        ====                    ====                   ====


     The Company has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which the Company may earn up-front contract fees, may receive funding for additional research (including funding from the Chief Scientist of the State of Israel ("Chief Scientist")), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product. The Company anticipates that product sales will constitute the majority of its revenues in the future. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for its products, new product introductions by the Company and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                                     Year ended December 31,
                                                --------------------------------
                                                1995          1996          1997
                                                ----          ----          ----
Oxandrin .............................           14%           37%           52%
Bio-Tropin ...........................           56            45            31
BioLon ...............................           18            12            13
Other ................................           12             6             4
                                                ---           ---           ---
              Total ..................          100%          100%          100%
                                                ===           ===           ===

The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

     The following table summarizes the Company's United States and international product sales as a percentage of total product sales for the periods indicated:

                                                   Year ended December 31,
                                              ----------------------------------
                                              1995           1996           1997
                                              ----           ----           ----
United States .....................            20%            39%            54%
International .....................            80             61             46
                                              ---            ---            ---
     Total ........................           100%           100%           100%
                                              ===            ===            ===

The Company's product mix on a percentage basis has shifted significantly since the Company became profitable in 1995 as Oxandrin sales have outpaced sales growth of other products. Domestic sales have also increased as a percentage of total product sales due to the introduction of Oxandrin in the United States in December 1995.

Comparison of Years Ended December 31, 1997, 1996 and 1995

     Revenues. Revenues increased 37% in 1997 to $65,335,000 from $47,738,000 in 1996, which itself represented a 71% increase over 1995 revenues of $27,960,000. Product sales increased by 33% in 1997 to $53,723,000 from $40,356,000 in 1996, following an 88% increase in 1996 from $21,428,000 in 1995. The increase in product sales in each period was primarily driven by increased sales of Oxandrin in the United States. Oxandrin accounted for approximately 85% and 64% of the increase in product sales in 1997 and 1996, respectively. The increase in Oxandrin sales resulted primarily from the Company's increased marketing efforts, growing awareness of the product and the relatively small sales base in the comparable prior periods, as the product had just been introduced by BTG in December 1995. Although sales of human growth hormone ("hGH") accounted for approximately 32% of the increase in product sales in 1996, product sales of hGH decreased 8% in 1997, primarily due to the timing of orders of bulk hGH by JCR Pharmaceuticals Co., Ltd. ("JCR"), the Company's licensee in Japan, in 1996 and 1997.

     Sales of Oxandrin in 1997, 1996 and 1995 were approximately $27,904,000, $15,098,000 and $2,992,000, respectively, representing 52%, 37% and 14%, respectively, of the Company's total product sales in those periods. Sales of hGH in 1997, 1996 and 1995 were approximately $16,745,000, $18,218,000 and
$12,074,000, respectively, representing 31%, 45% and 56%, respectively, of the Company's total product sales in those periods. Sales of hGH to JCR in 1997, 1996 and 1995 were approximately $10,095,000, $12,906,000 and $9,853,000, respectively, representing 19%, 32% and 46%, respectively, of the Company's total product sales in those periods and 60%, 71% and 82%, respectively, of the Company's total hGH sales in those periods. The decrease in sales to JCR in 1997 was principally the result of timing of orders of bulk hGH by JCR. Sales of hGH to the Ferring Group, which began marketing the Company's hGH in the fourth quarter of 1994, were approximately $4,520,000, $3,162,000 and

$571,000 in 1997, 1996 and 1995, respectively, representing 8%, 8% and 3%, respectively, of the Company's total product sales in those periods and 27%, 17% and 5%, respectively, of the Company's total hGH sales in those periods.

     For the years ended December 31, 1997, 1996 and 1995, contract fees, which consist of licensing and option to license fees, amounting to $8,369,000, $4,887,000 and $591,000, or 13%, 10% and 2%, respectively, of total revenues, were earned from certain of the Company's collaborative partners. Of the contract fees earned in 1997, $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's superoxide dismutase ("SOD") product for bronchopulmonary dysplasia and other respiratory indications to Ares Trading S.A. ("Serono"), $1,500,000 represents fees from the grant to Scitech Medical Products, Pte. Ltd. of a license to use BTG's technical information to establish a manufacturing facility for Bio-Hep-B and $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development. This third party subsequently determined not to pursue a license of the product for reasons that the Company believes do not relate to the safety and efficacy of the product. Of the contract fees earned in 1996, $2,500,000 was earned in respect of Silkis, of which $2,000,000 was earned in respect of a fee paid in lieu of royalties in connection with termination of a European sublicense and $500,000 was earned in connection with the license of distribution rights in the United States, $500,000 was earned in respect of the license of marketing rights of BioLon in Japan, $400,000 was earned in respect of the license of marketing rights of SOD in Japan, and $1,000,000 represents a one-time payment by a third-party for the exclusive right to evaluate one of the Company's products under development. This third-party subsequently determined not to pursue a license of the product for reasons that the Company believes do not relate to the safety and efficacy of the product. Of the contract fees earned in 1995, $345,000 was earned in respect of the license of marketing rights of hGH in Latin America and the Far East and $245,000 in respect of BioLon in Latin America and Europe.

     For the year ended December 31, 1995, research and development revenues under collaborative agreements, which consist of research funding (other than funding from the Chief Scientist), amounted to $4,041,000, or 14.5% of total revenues. The Company did not have research and development revenues under collaborative agreements in 1996 or 1997. Research and development revenues under collaborative agreements earned in 1995 include $3,486,000 received from Bio-Cardia Corporation ("Bio-Cardia"), representing approximately 86.3% of such revenues in the respective period. Of the amounts received from Bio-Cardia in 1995, $3,004,000, or 86%, represented the value of the Bio-Cardia Warrants received by BTG from Bio-Cardia. See "--Financing with Bio-Cardia Corporation" and Note 13 of Notes to Consolidated Financial Statements. Funding from the Chief Scientist represented 99%, 98% and 99% of other revenues in the years ended December 31, 1997, 1996 and 1995, respectively. Interest income was $1,719,000, $1,105,000 and $787,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in interest income in 1997 was derived primarily from an increase in cash balances resulting from option and warrant exercises and cash flow from operations in 1997. The increase in interest income in 1996 is mainly due to an increase in cash balances resulting from $5,254,000 and $3,401,000 received from the exercise of stock options and warrants, respectively, increased product sales and better cash management.

     Research and Development Expense. Expenditures for research and development were $15,946,000, $12,431,000 and $10,935,000 for the years ended December 31,
1997, 1996 and 1995, respectively. The increase in research and development expenditures in 1997 was primarily attributable to expenses associated with the Company's Phase III clinical trials, principally for OxSODrol and new dosage formulations for Oxandrin, and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss. The increase in research and development expenditures in 1996 was primarily due to an increase in expenses and headcount associated with the clinical studies conducted by the Company. In 1995, the

Company changed the focus of its activities from research and development toward the Company's commercialized products and those that are nearing commercialization and away from early stage research and development activities. Research and development expenses in 1995 include expenditures of approximately $4,467,000 for research and development conducted on behalf of Bio-Cardia pursuant to a research and development agreement. However, Bio-Cardia was only able to reimburse BTG $3,486,000 (of which $3,004,000 was the value of the Bio-Cardia Warrants returned to BTG) of these expenses in 1995. The Company subsequently re-acquired all rights to the products for which it performed research and development activities on behalf of Bio-Cardia, and continues to pursue those products. See "--Financing with Bio-Cardia Corporation."

     Cost of Product Sales. Cost of product sales was $8,493,000, $7,264,000 and $3,913,000 in the years ended December 31, 1997, 1996 and 1995, respectively. The increase in each year was primarily attributable to increased product sales. Cost of product sales as a percentage of product sales was 16%, 18% and 18% in 1997, 1996 and 1995, respectively. The decrease in 1997 was primarily due to increased sales of Oxandrin as a percentage of total product sales and technical improvements to the manufacturing process which reduced BTG's cost of manufacturing certain of its products. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense was $8,509,000, $7,458,000 and $6,420,000 in the years ended December 31, 1997, 1996 and 1995, respectively. The increases in 1997 and 1996 were primarily due to an increase in salaries and expenses associated with public relations.

     Marketing and Sales Expense. Marketing and sales expense was $9,290,000, $6,107,000 and $1,585,000 in the years ended December 31, 1997, 1996 and 1995, respectively. These expenses primarily related to the sales and marketing force in the United States that the Company established principally in the second half of 1995 and during 1996 to promote distribution of Oxandrin in the United States. The increase in each year was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of the Company's product sales.

     Other Expense. In 1996, the Company wrote off $1,383,000 of capitalized expenses relating to human growth hormone as a result of the affirmation by the United States Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech prohibiting the Company from marketing its human growth hormone in the United States. The write-off consisted of legal costs related to the litigation with Genentech and hGH launch preparation costs in the United States. The remainder of other expense consisted of interest and finance charges, commissions and royalties (which consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist) and, in 1995, $806,000 of research and development financing relating to Bio-Cardia. See "--Liquidity and Capital Resources" and "--Financing with Bio-Cardia Corporation."

     Income Taxes. Provision for income taxes for the year ended December 31, 1997 was $6,705,000, representing approximately 31.7% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that reduce the tax rate. In 1996, management determined that it had become more likely than not that the Company would realize its net deferred tax assets (other than approximately $4,096,000) and BTG therefore reduced the valuation allowance by approximately $18,587,000. The determination that the net tax asset was realizable was based on 1996 being BTG's first full year of profitability in each quarter, and the performance and penetration of Oxandrin, which was first introduced in December 1995. The Company's reversal of the valuation allowance against its net deferred tax assets resulted in a realization of income tax benefit of approximately $11,975,000, net of income tax expense, in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1997, was $68,271,000 as compared to $40,626,000 at December 31, 1996.

     The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased (decreased) by $2,324,000, $119,000, and $(10,005,000) in the years ended December 31, 1997, 1996 and 1995, respectively.

     Net cash provided by (used in) operating activities was $14,142,000, $4,246,000 and $(1,359,000) in the years ended December 31, 1997, 1996 and 1995, respectively. Net income was $14,478,000, $22,915,000, and $4,779,000 in the same periods, respectively. In 1997, net income and net cash provided by operating activities were approximately the same, as income taxes of $6,297,000, depreciation and amortization of $2,636,000 and increase in other current liabilities of $1,494,000 were completely offset by a $9,267,000 increase in receivables and a $1,713,000 decrease in accounts payable. In 1996, net cash provided by operating activities was substantially less than net income, primarily because of a non-cash deferred income tax benefit of $12,435,000 and an increase in receivables and inventory of $11,926,000 and $3,210,000, respectively, resulting from increased product sales, partially offset by an increase in current liabilities of $4,676,000, depreciation and amortization of $2,745,000 and a write-off of capitalized expenses of $1,383,000. In 1995, net cash was used in operating activities despite net income primarily because net income included $4,367,000 of non-cash revenues resulting from the Company's receipt of the Bio-Cardia Warrants ($3,004,000) and an extraordinary gain resulting from debt forgiveness ($1,363,000) and an increase in receivables of $3,621,000, partially offset by depreciation and amortization of $2,622,000.

     Net cash used in investing activities was $17,672,000, $12,759,000 and $7,738,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Net cash used in investing activities included capital expenditures of $3,134,000, $2,945,000 and $1,354,000 in these periods, respectively, primarily for laboratory and manufacturing equipment. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

     Net cash provided by (used in) financing activities was $5,854,000, $8,632,000 and $(908,000) in the years ended December 31, 1997, 1996 and 1995, respectively. Cash flows from financing activities were primarily affected by net proceeds from issuances of common stock of $5,872,000, $8,655,000 and $121,000 in these periods, respectively. Net proceeds from the sale of common stock result from option and warrant exercises. In 1995, the Company repaid long-term debt of $1,000,000 to its prior human growth hormone licensees.

     BTG does not currently have any material commitments for capital expenditures.

     The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments. BTG's investment policy is to preserve principal and to avoid risk. See Notes 1c and 1d of Notes to Consolidated Financial Statements.

     BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy has been to manage the exchange rate while allowing the Consumer Price Index to rise by approximately

8% in 1995, 11% in 1996 and 7% in 1997. For those expenses linked to the Israeli Shekel, such as salaries and rent, this has resulted in corresponding increases in these costs in U.S. dollars. In 1995, 1996 and 1997, the Shekel was devalued by approximately 4%, 4% and 9%, respectively, against the U.S. dollar. Because of the insignificant devaluation of the Shekel against the U.S. dollar in 1995 and 1996 despite the annual rate of increase in the Consumer Price Index, BTG's costs of local goods and services, to the extent linked in whole or in part to the Consumer Price Index, increased in U.S. dollar terms. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

     In June 1991, the Company concluded an agreement with The Du Pont Merck Pharmaceutical Company ("Du Pont Merck") pursuant to which it reacquired all the rights relating to the Company's hGH that had been licensed by BTG to E.I. Du Pont De Nemours and Company, Inc., together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application ("IND") and New Drug Application ("NDA") files then pending with the United States Food and Drug Administration ("FDA") for the treatment of human growth hormone deficient children. The Company issued to Du Pont Merck 275,000 shares of common stock, which the Company subsequently registered for resale by Du Pont Merck and which Du Pont Merck sold. In addition, the Company agreed to pay Du Pont Merck royalties on net sales of hGH, including a minimum royalty of $2,000,000 (using a 10% 1991 present value). In 1995, the Company paid Du Pont Merck $1,000,000 in full satisfaction of its royalty obligation to Du Pont Merck. As a result, the Company recorded an extraordinary gain of approximately $1,363,000 in 1995.

     At December 31, 1997, intangibles, net, consist of (i) $1,732,000 (net of amortization) relating to the purchase of all rights to hGH previously licensed to Du Pont Merck, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the IND and NDA files then pending with the FDA for the treatment of human growth hormone-deficient children, and (ii) $858,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to SmithKline Beecham Intercredit B.V.

     The Company believes that its remaining cash resources as of December 31, 1997, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements. See "Item 1. Business--Risk Factors --Capital Needs" and "--Historical Operating Losses".

YEAR 2000 COMPLIANCE

     The Company is currently in the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred.

     The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including BTG's marketing partners, suppliers and vendors. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998.

FINANCING WITH BIO-CARDIA CORPORATION

     In 1995, BTG terminated its research and development financing arrangement with Bio-Cardia, entered into in December 1993, pursuant to which BTG licensed rights to certain products to Bio-Cardia and Bio-Cardia had engaged BTG to perform research and development services with respect to such products. In connection with the termination of the relationship, BTG reacquired all rights licensed to Bio-Cardia. The relationship with Bio-Cardia had a significant effect on the Company's financial results in 1993 and 1995, as discussed below.

     On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Financing"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Bio-Cardia Warrants to purchase 15,000 shares of the Company's common stock. The Bio-Cardia Warrants are exercisable at any time on or prior to December 31, 1998 at an exercise price of $5.49 per share. The purchase price per Unit was $100,000, of which $15,000 was paid at the closing, with the remainder paid with a promissory note ("Investor Note") due in five installments over a period of three years. All of the cash proceeds of the Financing were to be received by Bio-Cardia. In consideration of the Bio-Cardia Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio-Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash paid to Bio-Cardia at the closing of the Financing and in respect of the Investor Note, with any amounts then outstanding under the Investor Note being canceled. Such purchase price could be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the Financing, the Company had licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardiovascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in pre-mature infants and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option, during the period the Stock Purchase Option was outstanding with respect to each product, to commercialize, directly or through others, such product, and was obligated to supply Bio-Cardia with all its requirements for such products.

     In connection with the Financing, on December 31, 1993, the Company issued Bio-Cardia Warrants to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) the 5,625,000 Bio-Cardia Warrants issued to investors in Bio-Cardia in consideration of their grant of the Stock Purchase Option to the Company; (ii) the 562,500 Bio-Cardia Warrants issued to D. Blech & Company, Incorporated, the placement agent in the Financing; and (iii) the 18,750 Bio-Cardia Warrants issued to the directors of Bio-Cardia. In 1993 the Company expensed $10,241,000, equal to the aggregate value of the Bio-Cardia Warrants as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option; (ii) the Company's expenses of the Financing; and (iii) director compensation expense, respectively.

     Bio-Cardia and the Company had originally budgeted approximately $32,000,000 of the net proceeds of the Financing (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse the Company for previously incurred research and development expenses. However, holders of 221 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay approximately $1,540,000 of the $3,250,000 in reimbursement of previously incurred research and development expenses and approximately $500,000 of the $1,521,000 of development costs due the Company during the three months ended September 30, 1994 under a research and development agreement between the Company and Bio-Cardia pursuant to which the Company performed research and development services on behalf of Bio-Cardia in respect of the products licensed to Bio-Cardia (the "R&D Agreement"). In October 1994, Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Bio-Cardia Warrants to purchase an aggregate of 2,670,000 shares of the Company's common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders, holding an aggregate of 43 Units, who owed an aggregate of $3,440,000, which actions were settled during 1995 without the payment (in the case of holders of 40 Units) or recovery by Bio-Cardia of any monies. Accordingly, Bio-Cardia was not in a position to fund the up to $32,000,000 research and development program originally contemplated by Bio-Cardia and the Company. The Company did not recognize as revenues the amounts due from Bio-Cardia during the second half of 1994 or during 1995 because of the uncertain realizability of such amounts.

     The Company funded a revised research and development budget for 1995. In addition, in May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with all those Bio-Cardia stockholders who were not in default under their Investor Note, who held an aggregate of 157 Units, including holders of three Units against whom Bio-Cardia commenced litigation (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. In addition, Bio-Cardia agreed that if by December 15, 1995 neither (i) the average daily price of the Company's common stock for any 20 trading days in a 30 consecutive trading day period exceeds $3.50 nor (ii) the best closing bid price of the Bio-Cardia Warrants exceeds $1.10 during any 20 trading days, then Bio-Cardia would distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the 15,000 Bio-Cardia Warrants issued in the Financing in each Unit, together with the Surrendered Warrants distributed by Bio- Cardia, have a value of $16,500 as determined using the Black Scholes option-pricing formula using an assumption of no dividends and a volatility of 70%. At September 27, 1995, the best closing bid price of the Bio-Cardia Warrants had exceeded $1.10 for 20 trading days and, as a result, Bio-Cardia's obligation to distribute the Surrendered Warrants expired.

     At December 29, 1995, there was due to the Company from Bio-Cardia in excess of $7,000,000 for research and development performed by the Company on behalf of Bio-Cardia during 1994 and 1995 and for product purchases and advances for general and administrative expenses, which amounts had not been recognized as revenue by the Company because of the uncertain realizability of such amounts for the reasons set forth above. On December 29, 1995, Bio-Cardia transferred to BTG its interest in the Surrendered Warrants, the technology previously licensed to Bio-Cardia by the Company and the improvements to such technology resulting from the research and development conducted by the Company on behalf of Bio-Cardia in partial satisfaction of amounts owed to the Company by Bio-Cardia. As a result, the Company recognized research and development revenues under collaborative agreements of $3,004,000, representing the product determined by multiplying the Surrendered Warrants by $1.125, the closing bid price of the Bio-Cardia Warrants on September 27, 1995, the date Bio-Cardia ceased to be obligated to distribute any portion of the Surrendered Warrants under certain circumstances as set forth in the immediately preceding paragraph.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements

                                                                           Page

        Report of Independent Public Accountants...........................46

        Consolidated Financial Statements:

        Consolidated Balance Sheets as of
        December 31, 1996 and 1997.........................................47

        Consolidated Statements of Operations for the
        years ended December 31, 1995, 1996 and 1997.......................48

        Consolidated Statements of Changes in
        Stockholders' Equity for the years
        ended December 31, 1995, 1996 and 1997.............................49

        Consolidated  Statements  of Cash Flows for
        the years ended December 31, 1995, 1996 and 1997...................50

        Notes to Consolidated Financial Statements.........................51

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

New York, New York
February 26, 1998

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                December 31,
                                                          ----------------------
                                                            1996          1997
--------------------------------------------------------------------------------

ASSETS
Current Assets:
 Cash and cash equivalents ...........................   $   7,005    $   9,329
 Short-term investments ..............................      12,760       26,178
 Accounts receivable .................................      18,273       27,540
 Inventories .........................................       5,328        5,401
 Deferred income taxes (Note 11) .....................       6,000        8,000
 Prepaid expenses and other current assets ...........         350          403
                                                         ---------    ---------
        Total current assets .........................      49,716       76,851

 Deferred income taxes (Note 11) .....................       9,379        2,148
 Severance pay funded (Note 2) .......................       2,318        2,435
 Property and equipment, net (Note 3) ................       6,039        7,545
 Intangibles, net of accumulated amortization of
   $2,580 in 1996 and $3,442 in 1997 .................       3,451        2,590
 Patents, net of accumulated amortization of $318
   in 1996 and $426 in 1997 ..........................         538          551
 Other assets ........................................       2,134        3,293
                                                         ---------    ---------
        Total assets .................................   $  73,575    $  95,413
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

 Short-term bank loans ...............................   $     266    $     362
 Current portion of long-term debt ...................         291         --
 Accounts payable ....................................       3,358        1,645
 Other current liabilities (Note 8) ..................       5,175        6,573
                                                         ---------    ---------
    Total current liabilities ........................       9,090        8,580
                                                         ---------    ---------

Long-term liabilities (Note 2) .......................       3,927        3,975
                                                         ---------    ---------

Commitments and contingent liabilities (Note 7)

Stockholders' Equity (Notes 4 and 5):
 Preferred stock - $.01 par value; 4,000,000
   shares authorized; no shares issued ...............        --           --
 Common stock - $.01 par value; 150,000,000
   shares authorized; issued: 45,682,000 in 1996
   and 47,304,000 in 1997 ............................         457          473
 Capital in excess of par value ......................     129,130      136,662
 Deficit .............................................     (68,613)     (54,135)
 Less - treasury stock at cost (83,000 shares) .......        (340)        (340)
   - deferred compensation ...........................         (76)        --
 Unrealized gain on marketable securities, net .......        --            198
                                                         ---------    ---------
       Total stockholders' equity ....................      60,558       82,858
                                                         ---------    ---------

        Total liabilities and stockholders' equity ...   $  73,575    $  95,413
                                                         =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                      Year Ended December 31,
                                                   -----------------------------

                                                   1995        1996        1997
--------------------------------------------------------------------------------

Revenues (Note 9):
  Product sales .............................    $21,428    $ 40,356     $53,723
  Contract fees .............................        591       4,887       8,369
  Research and development revenues
    under collaborative agreements
    (Note 13) ...............................      4,041        --          --
  Other revenues ............................      1,113       1,390       1,524
  Interest and finance ......................        787       1,105       1,719
                                                 -------    --------     -------
                                                  27,960      47,738      65,335
                                                 -------    --------     -------

Expenses:
  Research and development ..................     10,935      12,431      15,946
  Cost of product sales .....................      3,913       7,264       8,493
  General and administrative ................      6,420       7,458       8,509
  Marketing and sales .......................      1,585       6,107       9,290
  Commissions and royalties .................        726       1,994       1,650
  Interest and finance ......................        159         161         264
  Research and development
    financing (Note 13) .....................        806        --          --
  Write-off in connection with
   litigation (Note 10) .....................       --         1,383        --
                                                 -------    --------     -------
                                                  24,544      36,798      44,152
                                                 -------    --------     -------

Income before income taxes
  and extraordinary gain ....................      3,416      10,940      21,183

Income tax (benefit) expense, net
 (Note 11) ..................................       --       (11,975)      6,705
                                                 -------    --------     -------

Income before extraordinary gain ............      3,416      22,915      14,478
Extraordinary gain (Note 12) ................      1,363        --          --
                                                 -------    --------     -------
Net income ..................................    $ 4,779    $ 22,915     $14,478
                                                 =======    ========     =======

Earnings per common share:
  Basic:
  Income per common share
   before extraordinary gain ................    $  0.08    $   0.52     $  0.31
  Extraordinary gain per common share .......       0.03        --          --
                                                 -------    --------     -------
  Net income per common share ...............    $  0.11    $   0.52     $  0.31
                                                 =======    ========     =======

  Diluted:
  Income per common share
    before extraordinary gain ...............    $  0.08    $   0.47     $  0.28
  Extraordinary gain per common share .......       0.03        --          --
                                                 -------    --------     -------
  Net income per common share ...............    $  0.11    $   0.47     $  0.28
                                                 =======    ========     =======

Weighted average number of common and
 common equivalent shares:
  Basic .....................................     43,174      44,195      46,767
                                                 =======    ========     =======
  Diluted ...................................     43,784      48,259      51,916
                                                 =======    ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                      Common Stock
                                                                  -------------------      Capital in
                                                                                 Par        Excess of                       Treasury
                                                                  Shares        Value       Par Value         Deficit         Stock
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994 ..............................         42,876         $429        $120,008        $(96,307)        $(303)
Issuance of common stock ................................             28                           84
Issuance of common stock on series A and
 B note conversions (including capitalized
 interest) and on conversion of convertible
 debentures .............................................            107            1             184
Repayment of common stock subscriptions
Exercise of stock options ...............................            264            3             118
Retirement of warrants (Note 13) ........................                                      (3,004)
Purchase of treasury stock ..............................                                                                       (37)
Amortization of deferred compensation
Net income for 1995 .....................................                                                      4,779
                                                                 -------         ----        --------        --------         -----
BALANCE, DECEMBER 31, 1995 ..............................         43,275          433         117,390         (91,528)         (340)
Issuance of common stock ................................              9                          74
Issuance of common stock on series A and B
 note conversions (including capitalized
 interest) and on conversion of
 convertible debentures .................................             41                          91
Tax benefit derived from exercise
 of stock options .......................................                                       2,944
Exercise of stock options ...............................          1,790           18           5,236
Exercise of warrants ....................................            567            6           3,395
Amortization of deferred compensation
Net income for 1996 .....................................                                                      22,915
                                                                 -------         ----        --------        --------         -----
BALANCE, DECEMBER 31, 1996 ..............................         45,682          457         129,130         (68,613)         (340)
Issuance of common stock ................................              4                           59
Issuance of common stock on series A and B
 note conversions (including capitalized
 interest) and on conversion of
 convertible debentures .................................            133            1             550
Tax benefit derived from exercise
 of stock options .......................................                                       1,066
Exercise of stock options ...............................          1,433           14           5,597
Exercise of warrants ....................................             52            1             260
Amortization of deferred compensation
Unrealized gain on marketable securities,
 net
Net income for 1997 .....................................                                                      14,478
                                                                 -------         ----        --------        --------         -----
BALANCE, DECEMBER 31, 1997 ..............................         47,304         $473        $136,662        $(54,135)        $(340)
                                                                 =======         ====        ========        ========         =====

                                                                                                                            Total
                                                                                         Common Stock   Unrealized Gain     Stock-
                                                                        Deferred        Subscriptions    Marketable        holders'
                                                                      Compensation        Receivable    Securities, net    Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994 ...................................           $   (570)           $ (75)       $--            $23,182
Issuance of common stock .....................................                                                                84
Issuance of common stock on series A and
 B note conversions (including capitalized
 interest) and on conversion of convertible
 debentures ..................................................                                                               185
Repayment of common stock subscriptions ......................                                  75                            75
Exercise of stock options ....................................                                                               121
Retirement of warrants (Note 13) .............................                                                            (3,004)
Purchase of treasury stock ...................................                                                               (37)
Amortization of deferred compensation ........................                304                                            304
Net income for 1995 ..........................................                                                             4,779
                                                                         --------            -----        ----           -------
BALANCE, DECEMBER 31, 1995 ...................................               (266)            --           --            $25,689
Issuance of common stock .....................................                                                                74
Issuance of common stock on series A and B
 note conversions (including capitalized
 interest) and on conversion of
 convertible debentures ......................................                                                                91
Tax benefit derived from exercise
 of stock options ............................................                                                             2,944
Exercise of stock options ....................................                                                             5,254
Exercise of warrants .........................................                                                             3,401
Amortization of deferred compensation ........................                190                                            190
Net income for 1996 ..........................................                                                            22,915
                                                                         --------            -----        ----           -------
BALANCE, DECEMBER 31, 1996 ...................................                (76)            --           --            $60,558
Issuance of common stock .....................................                                                                59
Issuance of common stock on series A and B
 note conversions (including capitalized
 interest) and on conversion of
 convertible debentures ......................................                                                               551
Tax benefit derived from exercise
 of stock options ............................................                                                             1,066
Exercise of stock options ....................................                                                             5,611
Exercise of warrants .........................................                                                               261
Amortization of deferred compensation ........................                 76                                             76
Unrealized gain on marketable securities,
 net .........................................................                                             198               198
Net income for 1997 ..........................................                                                            14,478
                                                                         --------            -----        ----           -------
BALANCE, DECEMBER 31, 1997 ...................................           $   --              $--          $198           $82,858
                                                                         ========            =====        ====           =======

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Year Ended December 31,
                                                                                     -----------------------------------------------
                                                                                             1995            1996             1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income .......................................................................       $  4,779        $ 22,915        $ 14,478
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Deferred income tax (benefit) expense .........................................           --           (12,435)          6,297
     Receipt of warrants from Bio-Cardia ...........................................         (3,004)           --              --
     Depreciation and amortization .................................................          2,622           2,745           2,636
     Write-off in connection with litigation .......................................           --             1,383            --
     Provision for severance pay ...................................................            434             665             326
     Extraordinary gain resulting from debt forgiveness ............................         (1,363)           --              --
     Gain on disposal of fixed assets ..............................................            (10)            (18)             (4)
     Gain on sales of short-term investments .......................................            (19)            (33)            (38)
     Common stock as payment for services ..........................................             84              74              59
     Changes in:
       accounts receivable .........................................................         (3,621)        (11,926)         (9,267)
       inventories .................................................................           (486)         (3,210)            (73)
       prepaid expenses and other current assets ...................................           (146)           (590)            (53)
       accounts payable ............................................................             32           2,235          (1,713)
       other current liabilities ...................................................           (661)          2,441           1,494
                                                                                           --------        --------        --------
  Net cash (used in) provided by operating activities ..............................         (1,359)          4,246          14,142
                                                                                           --------        --------        --------

Cash flows from investing activities:
  Purchases of short-term investments ..............................................         (8,445)        (18,258)        (22,107)
  Capital expenditures .............................................................         (1,354)         (2,945)         (3,134)
  Intangibles ......................................................................           (836)            (61)           --
  Severance pay funded .............................................................           (300)           (376)           (117)
  Other assets .....................................................................         (1,173)           (531)         (1,159)
  Change in patents ................................................................           (162)           (191)           (121)
  Proceeds from sales of short-term investments ....................................          4,475           9,520           8,924
  Proceeds from sales of fixed assets ..............................................             57              83              42
                                                                                           --------        --------        --------
Net cash (used in) investing activities ............................................         (7,738)        (12,759)        (17,672)
                                                                                           --------        --------        --------

Cash flows from financing activities:
  Repayment of long-term debt ......................................................         (1,000)           --              --
  Proceeds from issuances of common stock, net .....................................            121           8,655           5,872
  Other ............................................................................            (29)            (23)            (18)
                                                                                           --------        --------        --------
  Net cash (used in) provided by financing activities ..............................           (908)          8,632           5,854
                                                                                           --------        --------        --------

  Net (decrease) increase in cash and cash equivalents .............................        (10,005)            119           2,324
  Cash and cash equivalents at beginning of year ...................................         16,891           6,886           7,005
                                                                                           --------        --------        --------
  Cash and cash equivalents at end of year .........................................       $  6,886        $  7,005        $  9,329
                                                                                           ========        ========        ========

Supplementary Information
Non-cash investing and financing activities:
  Series A and B note conversions (including capitalized
  interest) and conversion of convertible debentures ...............................       $    185        $     91        $    551

Other information:
  Interest paid ....................................................................       $    729        $     55        $     35
  Income taxes paid ................................................................       $   --          $    260        $    356


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

     c. Cash and cash equivalents:

     At December 31, 1996 and 1997, cash and cash equivalents included cash of $1,780,000 and $2,386,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities as at acquisition of ninety days or less) of $5,225,000 and $6,943,000, respectively.

     d. Short-term investments:

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, marketable debt and equity securities are reported at fair value, with unrealized gains and losses from those securities, which are classified as "trading securities", included in net income and unrealized gains and losses from those securities, which are classified as "available-for-sale securities", reported as a separate component of stockholders' equity. Debt securities classified as "held to maturity" are reported at amortized cost.

     Short-term investments consist primarily of investments in U.S. Treasury and corporate bonds and mutual funds that have been classified as "available-for-sale securities". At December 31, 1997, the aggregate fair value of the securities was $26,178,000, with a cost of $25,980,000. As of December 31, 1996, the market value of these investments approximated their cost.


     e. Inventories:

     Inventories are stated at the lower of average cost or market on the weighted average method. At December 31, 1996 and 1997, inventories include raw materials of $656,000 and

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

$717,000, work-in-process of $661,000 and $932,000, and finished goods of $4,011,000 and $3,752,000, respectively.

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

     i. Long-lived assets:

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of related assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", these assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison with expected future cash flows. For the year ended December 31, 1997 there was no material impairment of the long-lived assets of the Company.

     j. Revenue recognition:

     Product sales are recognized when the product is shipped. Contract fees for grants of licenses and other rights are recognized when the relevant terms of each contract have been performed by the Company. Research and development revenues under collaborative agreements and Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the State of Israel, respectively. The Company recognizes revenue upon performance of such funded research. In general, these contracts are cancelable by the Company's collaborative partners at any time.

     k. Stock-based compensation:

     The Company grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

     The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock Based Compensation", for stock option grants to employees and, accordingly, has made all of the required pro forma disclosures for the years ended December 31, 1996 and 1997 in Note 5.

     l. Income taxes:

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     BTG-Israel files separate income tax returns and provides for taxes under Israeli regulations.

     m. Earnings per common share:

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                                       Year Ended December 31, 1995                 Year Ended December 31, 1996
                                                ------------------------------------------     -------------------------------------
                                                   Income          Shares        Per Share        Income        Shares     Per Share
                                                (Numerator)    (Denominator)      Amounts      (Numerator)   (Denominator)   Amounts
                                                ------------------------------------------     -------------------------------------
                                                                           (In thousands, except per share data)

NET EARNINGS .............................         $4,779                                      $22,915

BASIC EPS
Net earnings attributable
 to common stock .........................          4,779          43,174         $  0.11       22,915         44,195         $ 0.52

EFFECT OF DILUTIVE SECURITIES
Stock options ............................                            610                                       2,659
Stock warrants ...........................                              0                                       1,405
                                                                   ------                                      ------

DILUTED EPS
Net earnings attributable
 to common stock and
 assumed option and
 warrant exercises .......................         $4,779          43,784         $  0.11      $22,915         48,259         $ 0.47
                                                   ======          ======         =======      =======         ======         ======



                                                 Year Ended December 31, 1997
                                             -----------------------------------
                                                Income       Shares    Per Share
                                             (Numerator)  (Denominator)  Amounts
                                             -----------------------------------
                                           (In thousands, except per share data)

NET EARNINGS ............................       $14,478

BASIC EPS
Net earnings attributable
 to common stock ........................        14,478       46,767      $ 0.31

EFFECT OF DILUTIVE SECURITIES
Stock options ...........................                      2,421
Stock warrants ..........................                      2,728
                                                              ------

DILUTED EPS
Net earnings attributable
 to common stock and
 assumed option and
 warrant exercises ......................       $14,478       51,916      $ 0.28
                                                =======       ======      ======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

     Options to purchase 1,872,000 shares of common stock out of the total number of options outstanding as of December 31, 1997, were not included in the computation of diluted EPS because of their anti-dilutive effect.

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

NOTE 2 - LONG-TERM LIABILITIES

Long-term liabilities consist of:

                                                               December 31,
                                                           --------------------
                                                           1996            1997
                                                           ----            ----
                                                             (in thousands)

Provision for severance pay ....................          $3,645          $3,975
Long-term debt .................................             282            --
                                                          ------          ------
Total ..........................................          $3,927          $3,975
                                                          ======          ======

     BTG-Israel participates in a defined contribution pension plan and makes regular deposits with a pension fund to secure pension rights on behalf of some of its employees. The custody and management of the amounts so deposited are independent of the Company and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheets. The Company's obligation for severance pay, in addition to the amount funded, is included within long-term liabilities in the accompanying balance sheets.

     In respect of its other employees, BTG-Israel purchases individual insurance policies intended to cover its severance obligations. The amount funded in the insurance policy and its obligation for severance pay to those employees is reflected in the balance sheets as severance pay funded and included in the provision for severance pay, respectively.

     The liability of the Company for severance pay is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. The liability is covered by the amounts deposited, including accumulated income thereon, as well as by the unfunded provision.

     The expense related to severance and pension pay for the years ended December 31, 1995, 1996 and 1997, was $681,000, $844,000, and $936,000,
respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 3 - PROPERTY AND EQUIPMENT, NET

                                                              December 31,
                                                           ------------------
                                                           1996          1997
                                                           ----          ----
                                                             (in thousands)

Cost:
Laboratory and manufacturing equipment ...........      $  9,634       $ 11,766
Office equipment .................................         2,345          2,968
Air conditioning and other .......................         2,241          2,067
Leasehold improvements ...........................         7,126          7,580
                                                        --------       --------
                                                          21,346         24,381

Accumulated depreciation and amortization ........       (15,307)       (16,836)
                                                        --------       --------

    Total ........................................      $  6,039       $  7,545
                                                        ========       ========

     Depreciation expense was approximately $1,311,000, $1,637,000 and $1,590,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

     In the years ended December 31, 1996 and 1997, the Company issued 567,000 shares and 52,000 shares, respectively, of the Company's common stock upon the exercise of outstanding warrants having an aggregate purchase price of $3,401,000 and $260,000, respectively.

     In the years ended December 31, 1995, 1996 and 1997, the Company issued 264,000 shares, 1,790,000 shares and 1,433,000 shares, respectively, of the Company's common stock upon the exercise of outstanding stock options having an aggregate purchase price of $121,000, $5,254,000 and $5,611,000, respectively.

     As of December 31, 1997, the following warrants to purchase the Company's common stock were outstanding: (i) 3,534,000 warrants issued in December 1993 in connection with research and development financing at an exercise price of $5.49 per common share, expiring in December 1998 (see Note 13), (ii) 764,000 Class A warrants at an exercise price of $4.92 per common share, expiring in March 1998, and (iii) 407,000 Class B warrants at an exercise price of $9.84 per common share, expiring in March 1999.

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

     In 1992, the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the "1992 Stock Option Plan"). The 1992 Stock Option Plan currently permits the granting of options to purchase up to an aggregate of 12,000,000 shares of the Company's common stock to key employees (including employees who are directors) and consultants of the Company. Under the plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than the par value of the common stock on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring shortly after employment termination. Terminated options are available for reissuance.

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

     In June 1997 the Company adopted the Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Directors Plan provides that each non-employee director will automatically receive an option to purchase 7,500 shares of the Company's common stock on each date such person is re-elected a director of the Company. In addition, the Directors Plan provided that each person who was re-elected as a non-employee director at the time the Directors Plan was adopted by the stockholders automatically received an option to purchase 7,500 shares of the Company's common stock on the date the Directors Plan was adopted. The exercise price of each option is equal to the market value of the common stock on the date of grant. Options become exercisable over a three-year period. An aggregate of 500,000 shares of common stock has been reserved for issuance under the Directors Plan.

     The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1995, 1996 and 1997 have been granted at the fair market value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                      Year Ended December 31,
                                                    --------------------------
                                                    1995     1996         1997
                                                    ----     ----         ----
                                                      (in thousands except
                                                         per share data)

 Net income:   As reported    .............        $4,779   $22,915    $14,478
               Pro forma      .............         4,342    21,575     10,361

 Basic EPS:    As reported    .............        $ 0.11   $ 0.52      $ 0.31
               Pro forma      .............          0.10      0.49       0.22

 Diluted EPS:  As reported    .............         $0.11   $ 0.47      $ 0.28
               Pro forma      .............          0.10      0.45       0.20

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

     Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997: (1) expected life of option of seven years; (2) dividend yield of 0%; (3) expected volatility of 72% and 64%; and (4) risk-free interest rate of 6.66% and 6.43%, respectively.

     Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Transactions under the Plan, the New Director Plan, the 1992 Stock Option Plan, the Directors Plan and other plans during 1995, 1996 and 1997 were as follows:


                                                                              Year ended December 31,
                                              --------------------------------------------------------------------------------------
                                                        1995                           1996                           1997
                                              -------------------------      -------------------------      ------------------------
                                                            Weighted                       Weighted                       Weighted
                                                             Average                        Average                        Average
                                                 Shares     Exercise            Shares     Exercise            Shares     Exercise
                                                ('000s)       Price            ('000s)       Price            ('000s)       Price
                                              -------------------------      -------------------------      ------------------------
Options outstanding at beginning of year.....       5,399        $3.75             6,004        $3.83             4,933        $4.79
Granted......................................       1,250         3.39               751         8.04             1,975        14.08
Exercised....................................       (264)         0.46           (1,790)         2.93            (1,433)        3.92
Terminated...................................       (381)         3.59              (32)         5.40               (75)        6.13
                                              ------------                   ------------                   ------------
Options outstanding at end of year...........       6,004         3.83             4,933         4.79             5,400         8.40

                                              ============                   ============                   ============
Exercisable at end of year ..................       3,689                          2,808                          2,333
                                              ============                   ============                   ============
Weighted average fair value of options
  granted                                                         2.48                           5.90                           9.65
                                                           ============                   ============                      ========


     Of the 5,400,000 options outstanding as of December 31, 1997:

          - 1,715,000 have exercise prices between $1.06 and $4.72 with a weighted average exercise price of $3.53 and a weighted average remaining contractual life of 6.54 years. Of these 1,715,000 options, 1,048,000 are exercisable; their weighted average exercise price is $3.65.

          - 1,727,000 options have exercise prices between $5.16 and $11.00 with a weighted average exercise price of $6.80 and a weighted average remaining contractual life of 6.40 years. Of these 1,727,000 options, 1,223,000 are exercisable; their weighted average exercise price is $6.28.

          - 1,958,000 options have exercise prices between $12.25 and $17.00 with a weighted average exercise price of $14.07 and a weighted average remaining contractual life of 9.46 years. Of these 1,958,000 options, 62,000 are exercisable; their weighted average exercise price is $14.11.

     Subsequent to December 31, 1997, options to purchase an aggregate of 127,000 shares of common stock have been exercised, having an aggregate purchase price of $471,000.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES
NOTE 6 - FOREIGN OPERATIONS

     Information about the Company's operations in the United States and Israel is presented below:

                                                                                                           Consol-
                                                              U.S.        Israel      Eliminations          idated
                                                              ----        ------      ------------          ------
                                                                         (in thousands of U.S. dollars)
                                                                         ------------------------------

Year ended December 31, 1995:
    Revenues..........................................      ss.24,791      3,169                             27,960
    Intercompany purchases/sales......................          1,447      3,690           (5,137)
    Reimbursement of subsidiary's expenses                                 9,120           (9,120)
    Net income........................................          4,982         60             (263)            4,779
    Identifiable assets o.............................         48,027      7,086          (21,434)           33,679
    Foreign liabilities o ............................                   ++3,796                              3,796
    Investment in subsidiaries (cost basis)o                   17,226                     (17,226)

Year ended December 31, 1996:
    Revenues..........................................      ss.43,833      3,905                             47,738
    Intercompany purchases/sales......................          1,213      7,329           (8,542)
    Reimbursement of subsidiary's expenses                                 8,994           (8,994)
    Net income........................................         21,908      1,231             (224)           22,915
    Identifiable assets o.............................         73,706      9,775           (9,906)           73,575
    Foreign liabilities o ............................                   ++4,643                              4,643
    Investment in subsidiaries (cost basis)o                    5,797                      (5,797)

Year ended December 31, 1997:
    Revenues..........................................      ss.61,834      3,501                             65,335
    Intercompany purchases/sales......................          1,143      7,730           (8,873)
    Reimbursement of subsidiary's expenses                                 9,946           (9,946)
    Net income........................................         13,448      1,538             (508)           14,478
    Identifiable assets o.............................         94,513      9,074           (8,174)           95,413
    Foreign liabilities o ............................                   ++4,334                              4,334
    Investment in subsidiaries (cost basis)o .........          5,797                      (5,797)

----------

ss.  Includes export sales of $15,189,000, $22,334,000 and $24,713,000 in 1995,
     1996 and 1997, respectively.

o    At year end.

++   Excludes liability to parent.


NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

     a. The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $414,000. The lease expires in October 2003. In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses. BTG-Israel currently leases approximately 89,000 square feet of space for its research, development and production facilities in Israel. This lease will expire in December 2002. BTG-Israel also leases 5,000 square feet of warehouse space near its research and manufacturing facility pursuant to

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

lease that expires in September 1999. Rent expense was approximately $1,195,000, $1,450,000 and $1,609,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The future consolidated annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next five years and thereafter are as follows: 1998--$1,587,000; 1999--$1,533,000;
2000--$1,506,000; 2001--$1,506,000; 2002--$1,506,000; and $345,000 thereafter.
Additionally, included in other assets at December 31, 1997, are certificates of deposit of $300,000 made in support of a letter of credit with respect to BTG-Israel's lease, which funds are restricted as to use. There is also a bank guarantee outstanding in favor of the lessor for $517,000 secured by the assets of BTG-Israel.

     b. The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded. As of December 31, 1997, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $3,809,000 of research and development funding for products that are currently being sold and a minimum of $8,061,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 1995, 1996 and 1997, the Company accrued approximately $338,000, $907,000 and $413,000, respectively, as royalties to the Chief Scientist.

     The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

     c. The Company currently has employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,353,000 plus other normal customary fringe benefits and bonuses as well as a minimum annual increase in compensation. These employment agreements generally have a term of two years and are automatically renewed for successive two-year periods unless either party gives the other notice of non-renewal.

     d. The Company has received notification of claims filed against certain of its patents. Management believes that these claims have no merit, and the Company intends to defend them vigorously.


NOTE 8 - OTHER CURRENT LIABILITIES

                                                                 December 31,
                                                            --------------------
                                                            1996            1997
                                                            ----            ----
                                                               (in thousands)
Salaries and related expenses ....................         $1,909         $1,894
Accrued subcontracting payable ...................          1,670          2,725
Legal and professional fees ......................            272            698
Royalties ........................................            650            419
  Other ..........................................            674            837
                                                           ------         ------
                                                           $5,175         $6,573
                                                           ======         ======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 9 - CONCENTRATIONS

     In 1995, 1996 and 1997, one customer for human growth hormone, located solely in Japan, represented $9,853,000, $12,906,000 and $10,095,000, or 36%,
28% and 16% of revenues (exclusive of interest income), respectively. In 1995, 1996 and 1997, one customer for Oxandrin and Delatestryl, located solely in the United States, represented $3,589,000, $15,540,000 and $29,013,000, or 13%, 33%
and 46% of revenues (exclusive of interest income), respectively. In 1997, the Company's product sales consisted primarily of sales of Oxandrin, human growth hormone and BioLon in the amount of approximately $27,904,000, $16,745,000 and $6,993,000, or 52%, 31% and 13% of total product sales, respectively. During 1995, the Company earned $3,486,000, or 12% of revenues (exclusive of interest income), from Bio-Cardia as research and development revenues under collaborative agreements. One customer accounted for 72% and 67% of total receivables as of December 31, 1996 and 1997, respectively. As of December 31, 1996 and 1997, another customer accounted for 15% and 10% of total receivables, respectively. BTG has one supplier for its Oxandrin product.

NOTE 10 - WRITE-OFF IN CONNECTION WITH LITIGATION

     In 1996, the Company wrote off $1,383,000 of capitalized expenses relating to human growth hormone, as a result of the affirmation by the U.S. Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech, Inc. prohibiting the Company from marketing its human growth hormone in the United States. The write-off consists of legal costs related to the litigation with Genentech and hGH launch preparation costs in the United States.

NOTE 11 - INCOME TAXES

     Taxable income for the years ended December 31, 1995, 1996 and 1997 was substantially offset by the utilization of net operating loss carryforwards ("NOLs"). At December 31, 1997, BTG has NOLs of approximately $20,200,000 available to offset future taxable income, which expire from 2001 through 2010, the use of which are limited to annual maximum amounts, due to ownership changes, as defined by regulations under the Internal Revenue Code. In addition, at December 31, 1997, BTG has a capital loss carryover of approximately $10,200,000 available to offset future capital gains, which expires in 2000, and a research and experimental ("R&E") credit of approximately $2,300,000 available to reduce future income taxes, which expires in 2012.

     In 1996, management determined that it had become more likely than not that it would realize its net deferred tax assets (other than approximately $4,096,000) and it has therefore reduced the valuation allowance by approximately $18,587,000. The determination that the net tax asset was realizable was based on 1996 being BTG's first full year of profitability in each quarter, and the performance and penetration of Oxandrin, which was (first introduced in December 1995). The Company's reversal of the valuation allowance against its net deferred tax assets resulted in a realization of income tax benefit of approximately $12,435,000 in 1996 and increased capital in excess of par value by approximately $2,944,000, representing, for tax purposes, the deductible compensation resulting from the exercise of stock options.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

     The components of current and deferred income tax (benefit) expense are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             1996         1997
                                                             ----         ----
                                                               (in thousands)

Current:
     State ......................................        $  1,155         $ --
     Federal ....................................           3,156            408
     Benefit of NOLs ............................          (3,851)          --
                                                         --------         ------
                                                              460            408
                                                         --------         ------

Deferred:
     State ......................................          (1,840)         2,035
     Federal ....................................         (10,595)         4,262
                                                         --------         ------
                                                          (12,435)         6,297
                                                         --------         ------
Total income tax (benefit) expense ..............        $(11,975)        $6,705
                                                         ========         ======


     The domestic and foreign components of income before income taxes are as follows:

                                               Year Ended December 31,
                                       ---------------------------------------
                                       1995              1996             1997
                                       ----              ----             ----
                                                    (in thousands)

Domestic ..................          $  3,483           $ 9,654          $19,663
Foreign ...................               (67)            1,286            1,520
                                     --------           -------          -------
                                     $  3,416           $10,940          $21,183
                                     ========           =======          =======


     The components of deferred income tax (benefit) expense are:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                  1995        1996        1997
                                                  ----        ----        ----
                                                          (in thousands)

R&E credit ..................................   $   --      $   --      $(1,419)
Net operating loss ..........................      1,328       4,989      7,738
Change in valuation allowance exclusive
  of stock options ..........................      2,375     (16,286)      --
Research and development financing ..........     (3,228)       --         --
Other .......................................       (475)     (1,138)       (22)
                                                --------    --------    -------
                                                $   --      $(12,435)   $ 6,297
                                                ========    ========    =======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

     A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes and extraordinary gain is as follows:

                                                       Year Ended December 31,
                                                   -----------------------------
                                                   1995        1996        1997
                                                   ----        ----        ----
                                                            (in thousands)

Income tax at U.S. statutory rate ............   $ 1,162    $  3,720    $ 7,414
Extraordinary item ...........................       463        --         --
Current year benefit of NOLs .................      --        (3,851)      --
State and local income taxes (net of
  federal benefit) ...........................       356         850      1,222
Change in valuation allowance exclusive
  of stock options ...........................    (2,375)    (12,435)      --
R&E credit ...................................      --          --       (1,419)
Other ........................................       394        (259)      (512)
                                                 -------    --------    -------
      Income tax (benefit) expense ...........   $  --      $(11,975)   $ 6,705
                                                 =======    ========    =======


     The components of deferred income tax assets (liabilities) are as follows:

                                                             December 31,
                                                       ----------------------
                                                       1996              1997
                                                       ----              ----
                                                           (in thousands)

NOLs .......................................         $ 15,016          $  7,391
Capital loss carryforward ..................            4,096             4,096
R&E credit .................................             --               2,365
Accrued amounts and other ..................            1,155               965
                                                     --------          --------
                                                       20,267            14,817

Depreciation and amortization ..............             (792)             (573)
                                                     --------          --------
                                                       19,475            14,244
Valuation allowance ........................           (4,096)           (4,096)
                                                     --------          --------
                                                     $ 15,379          $ 10,148
                                                     ========          ========


NOTE 12 - EXTRAORDINARY GAIN

     In 1995, the Company recognized an extraordinary gain of $1,363,000 resulting from the Company's payment, in July 1995, of $1,000,000 to a former licensee in full satisfaction of its $2,363,000 obligation to this former licensee.


NOTE 13 - RESEARCH AND DEVELOPMENT FINANCING

     On December 31, 1993, the Company and Bio-Cardia completed a private placement of 375 units (the "Financing"), each unit ("Unit") consisting of four shares of common stock of Bio-Cardia and Warrants to purchase 15,000 shares of the Company's common stock. The Warrants are exercisable at any time on or prior to December 31, 1998 at an exercise price of $5.49 per share. The purchase price per Unit was $100,000, of which $15,000 was paid at the closing, with the remainder paid with a promissory note ("Investor Note") due in five installments over a period of three years. All of the cash proceeds of the Financing were to be

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

received by Bio-Cardia. In consideration of the Warrants included in the Units, the Company received from each purchaser of Units an option (the "Stock Purchase Option"), exercisable at any time on or prior to December 31, 1997, to purchase the Bio- Cardia stock at a purchase price beginning at 125% and increasing over time to 200% of the cash paid to Bio-Cardia at the closing of the Financing and in respect of the Investor Note, with any amounts then outstanding under the Investor Note being canceled. Such purchase price could be paid in cash, shares of the Company's common stock or both, at the Company's discretion. In connection with the closing of the Financing, the Company licensed to Bio-Cardia the right to pursue (i) the worldwide development and commercialization of the Company's Imagex, Bio-Flow, Factorex and Bio-Lase products for all cardiovascular indications, the Company's OxSODrol product for the inhibition of reocclusion of coronary arteries during and after thrombolysis or angioplasty or in cases of unstable angina, and for the prevention of restenosis, and the Company's OxSODrol product for the treatment of bronchopulmonary dysplasia in pre-mature neonates, and (ii) the development and commercialization of the Company's sodium hyaluronate-based products for ophthalmic applications in the United States and Japan to protect the corneal endothelium during intraocular surgery and other pharmaceutical applications where a shock-absorbing and lubricating material compatible with the human body is required. The Company conducted research, development and clinical testing of these products on behalf of Bio-Cardia, had the exclusive option, during the period the Stock Purchase Option was outstanding with respect to each product, to commercialize, directly or through others, such product, and was obligated to supply Bio-Cardia with all its requirements for such products.

     In connection with the Financing, on December 31, 1993, the Company issued Warrants to purchase an aggregate of 6,206,250 shares of common stock, consisting of (i) the 5,625,000 Warrants issued to investors in Bio-Cardia in consideration of their grant of the Stock Purchase Option to the Company, (ii) the 562,500 Warrants issued to D. Blech & Company, Incorporated, the placement agent in the Financing, and (iii) the 18,750 Warrants issued to the directors of Bio-Cardia. In 1993 the Company expensed $10,241,000, equal to the aggregate value of the Warrants as determined by an independent investment banking firm, representing (i) the uncertain realizability of the value of such Stock Purchase Option, (ii) the Company's expenses of the Financing and (iii) director compensation expense, respectively.

     Bio-Cardia and the Company had originally budgeted approximately $32,000,000 of the net proceeds of the Financing (less if the Stock Purchase Option was exercised prior to January 1, 1997) to fund development and commercialization of the products licensed to Bio-Cardia over a period of four years and to reimburse the Company for previously incurred research and development expenses. However, holders of 221 Units failed to make the required July 1, 1994 payment of $10,000 per Unit, which resulted in Bio-Cardia being unable to pay approximately $1,540,000 of the $3,250,000 in reimbursement of previously incurred research and development expenses and approximately $500,000 of the $1,521,000 of development costs due the Company during the three months ended September 30, 1994 under a research and development agreement between the Company and Bio-Cardia pursuant to which the Company performed research and development services on behalf of Bio-Cardia in respect of the products licensed to Bio-Cardia (the "R&D Agreement"). In October 1994, Bio-Cardia reached settlements with certain of the defaulting stockholders, holding an aggregate of 178 Units, who surrendered to Bio-Cardia their Bio-Cardia stock and Warrants to purchase an aggregate of 2,670,000 shares of the Company's common stock (the "Surrendered Warrants") in exchange for a release from their future funding obligations to Bio-Cardia. The net effect of this settlement was to reduce the funding expected by Bio-Cardia by approximately $14,240,000. In addition, Bio-Cardia commenced legal action against the remaining defaulting stockholders,

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

holding an aggregate of 43 Units, who owed an aggregate of $3,440,000, which actions were settled during 1995 without the payment (in the case of holders of 40 Units) or recovery by Bio-Cardia of any monies. Accordingly, Bio-Cardia was not in a position to fund the up to $32,000,000 research and development program originally contemplated by Bio-Cardia and the Company. The Company did not recognize as revenues the amounts due from Bio- Cardia during the second half of 1994 or during 1995 because of the uncertain realizability of such amounts.

     The Company funded a revised research and development budget for 1995. In addition, in May 1995, Bio-Cardia, with the Company's consent, completed an exchange offer with all those Bio-Cardia stockholders who were not in default under their Investor Note, who held an aggregate of 157 Units, including holders of three Units against whom Bio-Cardia commenced litigation (the "Exchange Offer"). Under the terms of the Exchange Offer, Bio-Cardia exchanged $4,250 in cash (together with interest on $2,500 from the date Bio-Cardia received such funds) and forgiveness of $17,500 principal amount of the Investor Note remaining outstanding for each one share of Bio-Cardia common stock and an unconditional release. In addition, Bio-Cardia agreed that if by December 15, 1995 neither (i) the average daily price of the Company's common stock for any 20 trading days in a 30 consecutive trading day period exceeds $3.50 nor (ii) the best closing bid price of the Warrants exceeds $1.10 during any 20 trading days, then Bio-Cardia would distribute to the Bio-Cardia stockholders accepting the Exchange Offer some or all of the Surrendered Warrants such that, in the aggregate, the 15,000 Warrants issued in the Financing in each Unit, together with the Surrendered Warrants distributed by Bio-Cardia, have a value of $16,500 as determined using the Black Scholes option-pricing formula using an assumption of no dividends and a volatility of 70%. At September 27, 1995, the best closing bid price of the Warrants had exceeded $1.10 for 20 trading days and, as a result, Bio-Cardia's obligation to distribute the Surrendered Warrants expired.

     At December 29, 1995, there was due to the Company from Bio-Cardia in excess of $7,000,000 for research and development performed by the Company on behalf of Bio- Cardia during 1994 and 1995 and for product purchases and advances for general and administrative expenses, which amounts had not been recognized as revenue by the Company because of the uncertain realizability of such amounts for the reasons set forth above. On December 29, 1995, Bio-Cardia transferred to BTG its interest in the Surrendered Warrants, the technology previously licensed to Bio-Cardia by the Company and the improvements to such technology resulting from the research and development conducted by the Company on behalf of Bio-Cardia in partial satisfaction of amounts owed to the Company by Bio-Cardia. As a result, the Company recognized research and development revenues under collaborative agreements of $3,004,000, representing the product determined by multiplying the Surrendered Warrants by $1.125, the closing bid price of the Warrants on September 27, 1995, the date Bio-Cardia ceased to be obligated to distribute any portion of the Surrendered Warrants under certain circumstances as set forth in the immediately preceding paragraph.

     In 1995, the Company expensed $806,000 as research and development financing relating to Bio-Cardia, representing the net funds provided to Bio-Cardia following Bio- Cardia's default under its agreements with the Company. The net funding provided to Bio-Cardia consisted of: (i) $1,710,000 received from Bio-Cardia in 1994 but not recognized as revenues, which amount was included in other current liabilities on the December 31, 1994 balance sheet and was returned to Bio-Cardia by BTG to fund the Exchange Offer discussed above; (ii) $210,000 received from Bio-Cardia in 1995, prior to the Exchange Offer, but not recognized as revenues and returned to Bio-Cardia by the Company to fund the Exchange Offer discussed

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

above; and (iii) $2,726,000 provided to Bio-Cardia to fund the Exchange Offer discussed above (including the $1,920,000 referred to in (i) and (ii) above).

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Financial Statements

     (1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K.

     (3) Exhibits

     Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10(a), (j), (k), (l), (n), (o), (r), (w),
(x) and (y) are management contracts, compensatory plans or arrangements.

Exhibit No.                Description
-----------                -----------

 3(a)     Certificate of Incorporation of the Registrant, as amended. *(1)

  (b)     By-laws of the Registrant, as amended through October 24, 1994. *(2)

10(a) Bio-Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(3)

  (b) Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. ("Yeda").*(4)

  (c)     Letter from the Chief Scientist to Bio-Technology General (Israel)
          Ltd. *(4)

  (d)     Letter from the Company to Yeda relating to bGH and hSOD. *(5)

  (e) Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

  (f)     Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

  (g) Agreement, dated as of January 1, 1984, between the Company and Yissum.*(7)

  (h) Form of Indemnity Agreement between the Company and its directors and officers. *(8)

  (i)     Agreement, dated November 18, 1988, between the Company and Yeda. *(9)

  (j) Employment Agreement, dated as of January 1, 1990, between the Company and Dr. Sim Fass.*(10)

  (k) Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(3)

EXHIBIT NO.                DESCRIPTION
-----------                -----------


(l) Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(3)

(m) Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(11)

(n) Employment Agreement, dated as of September 5, 1990, between the Company and David Haselkorn. *(12)

(o) Employment Agreement, dated as of September 5, 1990, between Bio-Technology General (Israel) Ltd. and Marian Gorecki. *(12)

(p) Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(12)

(q) Exclusive Distribution Agreement, dated as of November 9, 1992, between the Company and Ferring B.V. *(12)

(r)  Bio-Technology General Corp. 1992 Stock Option Plan, as amended.

(s) Form of Warrant to purchase shares of Bio-Technology General Corp. Common Stock. *(13)

(t) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(14)

(u) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(14)

(v) Amended and Restated Research and Development Services Agreement, dated as of December 28, 1995 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd. *(14)

(w) Employment Agreement, dated as of January 29, 1996, between Bio- Technology General Corp. and Ernest L. Kelly. *(14)

(x) Employment Agreement, dated as of April 24, 1995, between Bio-Technology General Corp. and William Pursley. *(15)

(y) Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.

21   Subsidiaries of Bio-Technology General Corp.+(16)

23   Consent of Arthur Andersen LLP.

27   Financial Data Schedule.

     Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

----------

+    Confidential treatment has been granted for portions of such document.

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

 (1)   Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
       1994.
 (2) Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
 (3)   Company's Annual Report on Form 10-K for the year ended December 31,
       1991.
 (4)   Registration Statement on Form S-1 (File No. 2-84690).
 (5)   Company's Annual Report on Form 10-K for the year ended December 31,
       1983.
 (6)   Registration Statement on Form S-1 (File No. 33-2597).
 (7)   Registration Statement on Form S-2 (File No. 33-12238).
 (8)   Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
       1987.
 (9)   Company's Annual Report on Form 10-K for the year ended December 31,
       1988.
(10)   Company's Annual Report on Form 10-K for the year ended December 31,
       1989.
(11)   Registration Statement on Form S-3 (File No. 33-39018).
(12)   Company's Annual Report on Form 10-K for the year ended December 31,
       1992.
(13)   Company's Current Report on Form 8-K dated December 31, 1993.
(14)   Company's Annual Report on Form 10-K for the year ended December 31,
       1995.
(15)   Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
       1995.
(16)   Company's Annual Report on Form 10-K for the year ended December 31,
       1996.

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

                                           Bio-Technology General Corp.
                                                  (Registrant)

                                           By:  /s/ Sim Fass
                                                -----------------------------
                                                    (Sim Fass)
                                                     Chairman of the Board,
                                                     President and CEO

March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                   Date
---------                   -----                                   ----

/s/ Sim Fass                Chairman of the Board,             March 23, 1998
----------------------      President, CEO and  Director
(Sim Fass)                  (Principal Executive Officer)


/s/ Herbert Conrad          Director                           March 23, 1998
----------------------
(Herbert Conrad)

                            Director                           March __, 1998
----------------------
(Moses Marx)

/s/ Allan Rosenfield        Director                           March 23, 1998
----------------------
(Allan Rosenfield)

/s/ David Tendler           Director                           March 23, 1998
----------------------
(David Tendler)

/s/ Virgil Thompson         Director                           March 23, 1998
----------------------
(Virgil Thompson)

Signature                   Title                                   Date
---------                   -----                                   ----

/s/ Dan Tolkowsky           Director                           March 23, 1998
----------------------
(Dan Tolkowsky)

/s/ Faye Wattleton          Director                           March 23, 1998
----------------------
(Faye Wattleton)

/s/ Herbert Weissbach       Director                           March 23, 1998
----------------------
(Herbert Weissbach)

/s/ Yehuda Sternlicht       Vice President-Finance             March 23, 1998
----------------------      and Chief Financial
(Yehuda Sternlicht)         Officer (Principal
                            Financial and Accounting
                            Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                        Description
----------                         ------------

 10(R)                         1992 Stock Option Plan

 10(Y)                         Stock Option Plan for Non-Employee Directors

 23                            Consent of Independent Public Accountants

 27                            Financial Data Schedule