Form 10-Q
period 1998-03-31
BIO TECHNOLOGY GENERAL CORP
filed 1998-05-14
CIK 722104

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

                 For the quarterly period ended March 31, 1998


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


                                 (732) 632-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                              Yes  X     No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Common Stock, par value $.01 per share,
            outstanding as of April 24, 1998            48,250,768

================================================================================

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:

             Consolidated Balance Sheets at
               March 31, 1998 and December 31, 1997.........................  3

             Consolidated Statements of Operations
               for the three months ended
               March 31, 1998 and 1997......................................  4

             Consolidated Statement of Changes in
               Stockholders' Equity for the three
               months ended March 31, 1998..................................  5

             Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1998 and 1997......................................  6

             Notes to Consolidated Financial Statements.....................  7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations................................................  8


PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................... 15

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         March 31,  December 31,
                                                           1998         1997
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents ..........................   $  3,290     $ 9,329
  Short-term investments .............................     36,319      26,178
  Accounts receivable and other ......................     33,184      27,540
  Inventories ........................................      5,972       5,401
  Deferred income taxes ..............................      6,573       8,000
  Prepaid expenses and other current assets ..........        478         403
                                                         --------     -------
    Total current assets .............................     85,816      76,851

Deferred income taxes ................................      2,148       2,148
Severance pay funded .................................      2,445       2,435
Property and equipment, net ..........................      7,412       7,545
Intangibles, net .....................................      2,374       2,590
Patents, net .........................................        495         551
Other assets .........................................      3,302       3,293
                                                         --------     -------
    Total assets .....................................   $103,992     $95,413
                                                         ========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank loans ..............................   $    320     $   362
  Accounts payable ...................................      1,258       1,645
  Other current liabilities ..........................      7,798       6,573
                                                         --------     -------
    Total current liabilities ........................      9,376       8,580
                                                         --------     -------
Long-term liabilities ................................      3,977       3,975
                                                         --------     -------
Stockholders' equity:
  Preferred stock -- $.01 par value; 4,000,000
    shares authorized; no shares issued ..............       --          --
  Common stock -- $.01 par value; 150,000,000 shares
    authorized; issued: 48,231,000 (47,304,000 at
    December 31, 1997) ...............................        482         473
  Capital in excess of par value .....................    141,005     136,662
  Deficit ............................................    (50,770)    (54,135)
  Less -- treasury stock at cost, 83,000 shares ......       (340)       (340)
  Accumulated other comprehensive income .............        262         198
                                                         --------     -------
    Total stockholders' equity .......................     90,639      82,858
                                                         --------     -------

    Total liabilities and stockholders' equity .......   $103,992     $95,413
                                                         ========     =======


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands except per share data)


                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            1998           1997
                                                           -------       -------
Revenues:
  Product sales ....................................       $15,736       $14,379
  Contract fees ....................................         1,004           116
  Other revenues ...................................           150          --
  Interest income ..................................           550           270
                                                           -------       -------
                                                            17,440        14,765
                                                           -------       -------
Expenses:
  Research and development .........................         5,256         3,940
  Cost of product sales ............................         2,518         2,269
  General and administrative .......................         2,052         1,936
  Marketing and sales ..............................         2,647         1,886
  Commissions and royalties ........................           126            53
  Interest and finance .............................            21            94
                                                           -------       -------
                                                            12,620        10,178
                                                           -------       -------
Income before income taxes .........................         4,820         4,587
Income taxes .......................................         1,455         1,192
                                                           -------       -------
Net income .........................................       $ 3,365       $ 3,395
                                                           =======       =======
Earnings per common share:
  Basic ............................................       $  0.07       $  0.07
                                                           =======       =======
  Diluted ..........................................       $  0.07       $  0.07
                                                           =======       =======
Weighted average number of common and
 common equivalent shares:
  Basic ............................................        47,318        46,284
                                                           =======       =======
  Diluted ..........................................        50,941        52,138
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


                                                                                 BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (Unaudited)
                                                         (in thousands)


                                              Common Stock                                           Accumulated
                                           ------------------   Capital in                             Other          Total
                                                       Par      Excess of                 Treasury  Comprehensive  Stockholders'
                                           Shares     Value     Par Value      Deficit     Stock       Income         Equity
                                           ------  ----------   ---------     ---------   --------  -------------  -------------
Balance, December 31, 1997 ............    47,304     $  473     $136,662     $(54,135)     $(340)      $198         $82,858

Issuance of common stock ..............         2                      15                                                 15
Exercise of stock options .............       160          2          574                                                576
Exercise of warrants ..................       765          7        3,754                                              3,761
Unrealized gain on marketable
 securities, net ......................                                                                   64              64
Net income for three months
  ended March 31, 1998 ................                                          3,365                                 3,365
                                           ------     ------     --------     --------      -----       ----         -------
Balance, March 31, 1998 ...............    48,231     $  482     $141,005     $(50,770)     $(340)      $262         $90,639
                                           ======     ======     ========     ========      =====       ====         =======


                          The accompanying notes are an integral part of this consolidated statement.


                                        BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Three Months
                                                                    Ended March 31,
                                                                ---------------------
                                                                  1998         1997
                                                                --------     --------
Cash flows from operating activities:
  Net income .................................................  $  3,365     $  3,395
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ...........................       714          776
     Provision for severance pay .............................         2            7
     Gain on sales of short-term investments .................       (35)          (2)
     Deferred income taxes ...................................     1,427        1,192
     Common stock as payment for services ....................        15           15
     Changes in: receivables .................................    (5,644)      (2,308)
                 inventories .................................      (571)         606
                 prepaid expenses and other current assets ...       (75)        (322)
                 accounts payable ............................      (387)      (2,163)
                 other assets ................................        (9)        (240)
                 other current liabilities ...................     1,184          604
                                                                --------     --------
  Net cash (used in) provided by operating activities ........       (14)       1,560
                                                                --------     --------
Cash flows from investing activities:
  Short-term investments .....................................   (11,417)        (514)
  Capital expenditures .......................................      (310)        (669)
  Severance pay funded .......................................       (10)         (37)
  Proceeds from sales of short-
    term investments .........................................     1,375          497
                                                                --------     --------
  Net cash used in investing activities ......................   (10,362)        (723)
                                                                --------     --------
Cash flows from financing activities:

  Proceeds from issuance of common stock .....................     4,337        4,191
                                                                --------     --------
Net (decrease) increase in cash and cash equivalents .........    (6,039)       5,028
Cash and cash equivalents at beginning of year ...............     9,329        7,005
                                                                --------     --------
Cash and cash equivalents at end of period ...................  $  3,290     $ 12,033
                                                                ========     ========
SUPPLEMENTARY INFORMATION

Non-cash investing and financing activities:
  Conversions of convertible debt ............................  $   --       $    138
Other information:
  Interest paid ..............................................  $   --       $      6
  Income tax paid ............................................  $     25     $   --


    The accompanying notes are an integral part of these consolidated statements.

                                         -6-

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: STATEMENT ON ADJUSTMENTS

     In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


NOTE 2: COMPREHENSIVE INCOME

     Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the quarters ended March 31, 1998 and 1997, total comprehensive income was approximately $3,429,000 and $3,395,000, respectively. Other comprehensive income consists of unrealized gains on marketable securities.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 1998
                 compared with three months ended March 31, 1997


     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

     The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including five products that have received regulatory approval for sale, of which four are currently being marketed. The Company seeks both broad markets for its products as well as specialized markets where it can seek Orphan Drug status and potential marketing exclusivity.

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             1998         1997
                                                            ------       ------
Revenues:
  Product sales .......................................      90.2%        97.4%
  Contract fees .......................................       5.8          0.8
  Other revenues ......................................       0.9          --
  Interest income .....................................       3.1          1.8
                                                            -----        -----
         Total ........................................     100.0%       100.0%
                                                            =====        =====
Expenses:
  Research and development ............................      30.1         26.7
  Cost of product sales ...............................      14.5         15.4
  General and administrative ..........................      11.8         13.1
  Marketing and sales .................................      15.2         12.8
  Commissions and royalties ...........................       0.7          0.3
  Interest and finance ................................       0.1          0.6
                                                            -----        -----
         Total ........................................      72.4         68.9
                                                            -----        -----
Income before income taxes ............................      27.6         31.1
Income taxes ..........................................       8.3          8.1
                                                            -----        -----
Net income ............................................      19.3%        23.0%
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

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                           1998         1997
                                                          ------       ------
Oxandrin............................................       59.3%        38.0%
Bio-Tropin..........................................       27.4         47.1
BioLon..............................................        9.5         13.4
Other...............................................        3.8          1.5
                                                          ------       ------
       Total........................................      100.0%       100.0%
                                                          ======       ======


The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

     The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:


                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          1998         1997
                                                         ------       ------
United States......................................       60.5%        36.9%
International......................................       39.5         63.1
                                                         ------       ------
       Total.......................................      100.0%       100.0%
                                                         ======       ======


   Comparison of Three Months Ended March 31, 1998 and March  31, 1997

     Revenues. Total revenues increased 18% in the first quarter of 1998 to $17,440,000 from $14,765,000 in the first quarter of 1997. Product sales increased $1,357,000, or 9%, in the first quarter of 1998 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States partially offset by decreased sales of human growth hormone ("hGH") and BioLon to BTG's distributors. Oxandrin sales increased $3,876,000, or 71%, primarily as a result of the Company's increased marketing efforts and growing awareness of the product. Product sales of hGH and BioLon decreased $2,462,000 and $427,000, or 36% and 22%, respectively. The decrease in sales of hGH and BioLon reflect quarterly variations in purchasing based on the operational needs of the Company's customers. Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Contract fees represented approximately 6% of total revenues in the first quarter of 1998 compared to 1% in the first quarter of 1997. Of the contract fees earned in the three months ended March 31, 1998, $500,000, or 50% of total contract fees, was earned in respect of the license of distribution rights for BioLon in the United States and $400,000, or 40% of total contract fees, was earned in respect of the Company's hepatitis-B vaccine. Of the contract fees earned in the three months ended March 31, 1997, $66,000, or 57% of total contract fees, was earned in respect of BioLon. Interest income increased $280,000, or 104%, over the comparable prior period primarily as a result of increased cash balances

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


(including short-term investments) resulting mainly from cash flow from operations subsequent to March 31, 1997 and higher yield achieved on the Company's short-term investments.

     Research and Development Expense. Research and development expense increased 33% in the first quarter of 1998 to $5,256,000 from $3,940,000 in the first quarter of 1997. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials, principally for its superoxide dismutase product and new dosage formulations for Oxandrin, and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease- related weight loss conditions other than AIDS-related weight loss.

     Cost of Product Sales. Cost of product sales increased $249,000, or 11%, in the first quarter of 1998 to $2,518,000 from $2,269,000 in the first quarter of 1997. Cost of product sales as a percentage of product sales for the first quarter of 1998 remained approximately the same as the comparable period last year - 16%. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense increased 6% in the first quarter of 1998 to $2,052,000 versus $1,936,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to approximately 12% of revenues in the first quarter of 1998 versus 13% of revenues in the comparable prior year period as a result of the growth in revenues.

     Marketing and Sales Expense. Marketing and sales expense increased 40% in the first quarter of 1998 to $2,647,000 from $1,886,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to approximately 15% from 13% for the first quarter of 1997. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of the Company's product sales.

     Commissions and Royalties. Commissions and royalties were $126,000 in the first quarter of 1998, as compared to $53,000 in the first quarter of 1997. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

     Income Taxes. Provision for income taxes for the three months ended March 31, 1998 was $1,455,000, representing approximately 30% of income before income taxes as compared to $1,192,000, or 26% of income before income taxes, in the first quarter of 1997. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the tax rate.

     Net Income. The Company had approximately 1,034,000 million additional basic weighted average shares outstanding for the three month period ended March 31, 1998, as compared to the same period in 1997. The Company had approximately 1,197,000 less diluted weighted average shares outstanding, primarily as a result of the decrease in the price of the Common Stock (which resulted in less outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first quarter of 1998).

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 1998 was $76,440,000 as compared to $68,271,000 at December 31, 1997.

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

     The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased (decreased) by $5,028,000 and $(6,039,000) in the three months ended March 31, 1997 and 1998, respectively, primarily as a result of increased short-term investments in 1998.

     Net cash provided by (used in) operating activities was $1,560,000 and $(14,000) in the three months ended March 31, 1997 and 1998, respectively. Net income was $3,395,000 and $3,365,000 in the same periods, respectively. In the three months ended March 31, 1997, net cash provided by operating activities was less than net income primarily because of an increase in accounts receivables and other of $2,308,000 and decrease in accounts payable of $2,163,000, partially offset by an increase in other current liabilities of $604,000, a decrease in inventory of $606,000, deferred income taxes of $1,192,000 and depreciation and amortization of $776,000. In the three months ended March 31, 1998, net cash provided by operating activities was less than net income, primarily because of an increase in accounts receivable and other and inventory of $5,644,000 and $571,000, respectively, and a decrease in accounts payable of $387,000, partially offset by an increase in other current liabilities of $1,184,000, deferred income taxes of $1,427,000 and depreciation and amortization of $714,000.

     Net cash used in investing activities was $723,000 and $10,362,000 in the three months ended March 31, 1997 and 1998, respectively. Net cash used in investing activities included capital expenditures of $669,000 and $310,000 in these periods, respectively, primarily for laboratory and manufacturing equipment. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

     Net cash provided by financing activities was $4,191,000 and $580,000 in the three months ended March 31, 1997 and 1998, respectively, which are net proceeds from issuances of Common Stock, primarily as a result of exercise of stock options.

     In the three months ended March 31, 1998, warrants to purchase 763,800 shares were excercised, resulting in net proceeds of $3,761,000. Because the warrants were exercised on March 31, 1998 (their expiration date) by the delivery of cash to the warrant agent for the Company, the Company did not receive the proceeds until April 1998. Accordingly, the net proceeds are reflected in accounts receivable at March 31, 1998.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


     BTG does not currently have any material commitments for capital expenditures.

     The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

     The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non- U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 11% in 1996, 7% in 1997 and 0.1% in the three month period ended March 31, 1998. In 1996 and 1997 the Shekel was devalued by approximately 4% and 7% against the U.S. dollar, respectively, and was devalued by approximately 2% in the three months ended March 31, 1998. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1996 and 1997, but a decrease in these costs in U.S. dollars in the three months ended March 31, 1998. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the cost of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

     At March 31, 1998, intangibles, net consist of (i) $1,624,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $750,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

     The Company believes that its remaining cash resources as of March 31, 1998, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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


                                          BIO-TECHNOLOGY GENERAL CORP.
                                            (Registrant)


                                            By: /s/ SIM FASS
                                                --------------------------------
                                                    Sim Fass
                                                    Chairman, President and
                                                    Chief Executive Officer,
                                                    Principal Executive Officer


                                                   /s/ YEHUDA STERNLICHT
                                                --------------------------------
                                                    Yehuda Sternlicht
                                                    Vice President-Finance and
                                                    Chief Financial Officer,
                                                    Principal Financial and
                                                    Accounting Officer


Dated: May 13, 1998