Form 10-Q
period 1998-06-30
BIO TECHNOLOGY GENERAL CORP
filed 1998-07-31
CIK 722104

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

                 For the quarterly period ended June 30, 1998


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

                              Yes  X     No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


            Common Stock, par value $.01 per share,
            outstanding as of June 29, 1998            48,250,768

================================================================================

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheets at
               June 30, 1998 and December 31, 1997..........................  3

             Consolidated Statements of Operations
               for the three and six months ended
               June 30, 1998 and 1997.......................................  4

             Consolidated Statement of Changes in
               Stockholders' Equity for the six
               months ended June 30, 1998...................................  5

             Consolidated Statements of Cash Flows
               for the six months ended
               June 30, 1998 and 1997.......................................  6

             Notes to Consolidated Financial Statements.....................  7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations................................................  8


PART II. OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Security Holders............ 16

     Item 5. Other Matters.................................................. 16

     Item 6. Exhibits and Reports on Form 8-K............................... 17

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                               June 30, 1998     December 31, 1997
                                                               (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents.................................  $  13,817               $  9,329
 Short-term investments....................................     34,565                 26,178
 Accounts receivable and other.............................     32,437                 27,540
 Inventories...............................................      5,901                  5,401
 Deferred income taxes.....................................      4,702                  8,000
 Prepaid expenses and other current assets.................        411                    403
                                                             ---------               --------
  Total current assets.....................................     91,833                 76,851

Deferred income taxes......................................      2,148                  2,148
Severance pay funded.......................................      2,353                  2,435
Property and equipment, net................................      7,864                  7,545
Intangibles, net...........................................      2,159                  2,590
Patents, net...............................................        432                    551
Other assets...............................................      3,297                  3,293
                                                             ---------               --------
  Total assets.............................................  $ 110,086               $ 95,413
                                                             =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans.....................................  $     379               $    362
 Accounts payable..........................................      1,864                  1,645
 Other current liabilities.................................      8,103                  6,573
                                                             ---------               --------
  Total current liabilities................................     10,346                  8,580
                                                             ---------               --------

Long-term liabilities......................................      3,833                  3,975
                                                             ---------               --------

Stockholders' equity:
 Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued......................       --                     --
 Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 48,499,000 (47,304,000 at
  December 31, 1997).......................................        485                    473
 Capital in excess of par value............................    142,253                136,662
 Deficit...................................................    (46,227)               (54,135)
 Less - treasury stock at cost, 83,000 shares..............       (340)                  (340)
          Accumulated other comprehensive (loss) income....       (264)                   198
                                                             ---------               --------
  Total stockholders' equity...............................     95,907                 82,858
                                                             ---------               --------

  Total liabilities and stockholders' equity...............  $ 110,086               $ 95,413
                                                             =========               ========

The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (in thousands except per share data)

                                                                Six Months Ended                       Three Months Ended
                                                                     June 30,                                June 30,
                                                          ----------------------------------------------------------------------
                                                           1998                1997                    1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Product sales.....................................       $32,659             $28,965              $16,923               $14,586
 Contract fees.....................................         1,744                 466                  740                   350
 Other revenues....................................           275                 330                  125                   330
 Interest and finance income.......................         1,408                 696                  858                   426
                                                          -------             -------              -------               -------
                                                           36,086              30,457               18,646                15,692
                                                          -------             -------              -------               -------

Expenses:
 Research and development..........................         8,973               7,323                3,717                 3,383
 Cost of product sales ............................         5,006               4,794                2,488                 2,525
 General and administrative........................         4,381               3,957                2,329                 2,021
 Marketing and sales...............................         5,950               3,993                3,303                 2,107
 Commissions and royalties.........................           343                 193                  217                   140
 Interest and finance..............................            40                 165                   19                    71
                                                          -------             -------              -------               -------
                                                           24,693              20,425               12,073                10,247
                                                          -------             -------              -------               -------
Income before income taxes..........................       11,393              10,032                6,573                 5,445

Income taxes........................................        3,485               2,723                2,030                 1,531
                                                          -------             -------              -------               -------

Net income .........................................      $ 7,908             $ 7,309              $ 4,543               $ 3,914
                                                          =======             =======              =======               =======

Earnings per share:
 Basic..............................................       $ 0.17              $ 0.16               $ 0.09                $ 0.08
                                                          =======             =======              =======               =======
 Diluted............................................       $ 0.16              $ 0.14               $ 0.09                $ 0.08
                                                          =======             =======              =======               =======

Weighted average number of shares outstanding:
 Basic..............................................       47,810              46,515               48,292                46,706
                                                          =======             =======              =======               =======
 Diluted............................................       50,893              52,086               50,514                51,999
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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                       Common Stock                                               Accumulated
                                      --------------    Capital in                                    Other               Total
                                               Par       Excess of                Treasury     Comprehensive (Loss)   Stockholders'
                                      Shares   Value     Par Value     Deficit      Stock             Income              Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997.........    47,304   $473     $136,662    $(54,135)      $(340)           $ 198               $82,858


Issuance of common stock. .........         4                  29                                                             29
Exercise of stock options..........       427      4        1,808                                                          1,812
Exercise of warrants...............       764      8        3,754                                                          3,762
Unrealized loss on marketable
 securities, net...................                                                                   (462)                 (462)
Net income for six months
  ended June 30, 1998..............                                     7,908                                              7,908
                                       ------   ----     --------    --------       -----            -----               -------
Balance, June 30, 1998.............    48,499   $485     $142,253    $(46,227)      $(340)           $(264)              $95,907
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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                            Six Months
                                                                           Ended June 30,
                                                                         --------------------
                                                                           1998        1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income ..........................................................   $  7,908    $  7,309
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization ....................................      1,440       1,564
    Provision for severance pay ......................................       (142)       (154)
    (Gain) loss on sales of short-term investments ...................       (220)          9
    Deferred income taxes ............................................      3,248       2,598
    Common stock as payment for services .............................         29          29
    Changes in: receivables ..........................................     (4,897)     (3,434)
                inventories ..........................................       (500)      1,288
                prepaid expenses and other current assets ............         (8)       (138)
                accounts payable .....................................        219      (1,763)
                other assets .........................................         (4)       (435)
                other current liabilities ............................      1,597         873
                                                                         --------    --------
 Net cash provided by operating activities ...........................      8,670       7,746
                                                                         --------    --------

Cash flows from investing activities:
 Short-term investments ..............................................    (16,178)     (7,253)
 Capital expenditures ................................................     (1,224)     (1,845)
 Severance pay used (funded) .........................................         82          (7)
 Changes in patents ..................................................       --           (36)
 Proceeds from sales of short-
   term investments ..................................................      7,564       2,736
                                                                         --------    --------
 Net cash used in investing activities ...............................     (9,756)     (6,405)
                                                                         --------    --------

Cash flows from financing activities:
 Proceeds from issuance of common stock ..............................      5,574       4,972
 Interests on Series B Notes .........................................       --            (9)
 Repayment of Notes ..................................................       --            (4)
                                                                         --------    --------
 Net cash provided by financing activities ...........................      5,574       4,959
                                                                         --------    --------

Net increase in cash and cash equivalents ............................      4,488       6,300
Cash and cash equivalents at beginning of year .......................      9,329       7,005
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $ 13,817    $ 13,305
                                                                         ========    ========

Supplementary Information
Non-cash investing and financing activities:
 Conversions of convertible debt .....................................   $   --      $    287
Other information:
 Interest paid .......................................................   $   --      $     16
 Income tax paid .....................................................   $   185     $    120

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

Note 2: Comprehensive Income

Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the six month period ended June 30, 1998 and 1997 total comprehensive income was approximately $7,446,000 and $7,347,0000, respectively. Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    Three and six months ended June 30, 1998
             compared with three and six months ended June 30, 1997

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                                           Six Months Ended           Three Months Ended
                                                               June 30,                    June 30,
                                                       ----------------------       ------------------------

                                                        1998            1997           1998            1997
                                                       ------          ------        -------          ------
Revenues:

  Product sales..............................            90.5%           95.1%          90.7%           93.0%

  Contract fees..............................             4.8             1.5            4.0             2.2

  Other revenues.............................             0.8             1.1            0.7             2.1

  Interest and finance income................             3.9             2.3            4.6             2.7
                                                        -----           -----          -----           -----

         Total...............................           100.0%          100.0%         100.0%          100.0%
                                                        =====           =====          =====           =====

Expenses:

  Research and development...................            24.9%           24.1%          19.9%           21.6%

  Cost of product sales......................            13.9            15.7           13.3            16.1

  General and administrative.................            12.1            13.0           12.5            12.9

  Marketing and sales........................            16.5            13.1           17.7            13.4

  Commissions and royalties..................             0.9             0.6            1.2             0.9

  Interest and finance.......................             0.1             0.6            0.1             0.4
                                                        -----           -----          -----           -----
         Total..............................            .68.4            67.1           64.7            65.3
                                                        -----           -----          -----           -----

Income before income taxes...................            31.6            32.9           35.3            34.7

Income tax expense...........................             9.7             8.9           10.9             9.8
                                                        -----           -----          -----           -----

Net income ..................................            21.9%           24.0%          24.4%           24.9%
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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


      The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:


                                  Six Months Ended            Three Months Ended
                                      June 30,                    June 30,
                                --------------------         -------------------
                                 1998           1997         1998          1997
                                 ----           ----         ----          ----

  Oxandrin.................       61%            40%          62%           42%

  Bio-Tropin...............       27             46           27            44

  BioLon...................        9             11            9             8

  Other....................        3              3            2             6
                                 ---            ---          ---           ---

         Total.............      100%           100%         100%          100%
                                 ===            ===          ===           ===

The Company believes that its product mix will fluctuate from quarter to quarter as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

      The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:


                               Six Months Ended               Three Months Ended
                                   June 30,                        June 30,
                              -----------------               ------------------
                              1998         1997               1998         1997
                              ----         ----               ----         ----

  United States..........      62%          42%                 63%         47%

  International..........      38           58                  37          53
                              ---          ----                ---         ---

         Total...........     100%         100%                100%        100%
                              ===          ===                 ===         ===



Comparison of Six Months Ended June 30, 1998 and June 30, 1997

      Revenues. Total revenues increased 18% in the first half of 1998 to $36,086,000 from $30,457,000 in the first half of 1997. Product sales increased $3,694,000, or 13%, in the first half of 1998 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States, partially offset by decreased sales of human growth hormone ("hGH") to BTG's distributors. Oxandrin sales increased $8,196,000, or 70%, to $19,837,000 in the six months ended June 30, 1998 from $11,641,000 in the comparable period in 1997, primarily as a result of the Company's increased marketing efforts and growing awareness of the product. Product sales of hGH decreased $4,359,000, reflecting quarterly variations in purchasing based on the operational needs of the Company's customers. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel (the "Chief Scientist"). Contract fees represented approximately 4.8% of total revenues in the first half of 1998 compared to 1.5% in the six months ended June 30, 1997. Of the contract fees earned in the first half of 1998, $500,000, or 29% of total contract fees, were earned in respect of the license of distribution rights for BioLon in the United States, and $425,000, $400,000 and $353,000, or 24%, 23% and 20% of total contract fees, respectively, were earned in respect of the Company's oral contraceptive regimen, hepatitis-B vaccine and insulin,

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


respectively. Of the contract fees earned in the first half of 1997, $300,000, or 64% of total contract fees, were earned in respect of the Company's insulin product. Interest and finance income increased $712,000, or 102%, for the comparable period primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations subsequent to June 30, 1997 and higher yield achieved on the Company's short-term investments, as well as realized gains on marketable securities.

      Research and Development Expense. Research and development expense increased 23% in the first half of 1998 to $8,973,000 from $7,323,000 in the first half of 1997. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials for its superoxide dismutase product and new dosage formulations for Oxandrin and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

      Cost of Product Sales. Cost of product sales increased $212,000, or 4%, in the first half of 1998 to $5,006,000 from $4,794,000 in the first half of 1997. The increase is primarily attributable to increased product sales. Cost of product sales as a percentage of product sales for the first half of 1998 decreased to 15.3% from 16.6% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

      General and Administrative Expense. General and administrative expense increased in the first half of 1998 to $4,381,000 versus $3,957,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 12.1% of revenues in the first half of 1998 compared to 13.0% of revenues in the comparable prior year period, primarily as a result of the growth in product sales.

      Marketing and Sales Expense. Marketing and sales expense increased 49% in the first half of 1998 to $5,950,000 from $3,993,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to 16.5% from 13.1% for the first half of 1997. This increase is primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, resulting from the growth of the Company's product sales.

      Commissions and Royalties. Commissions and royalties were $343,000 in the first half of 1998, as compared to $193,000 in the first half of 1997. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

      Income Taxes. Provision for income taxes for the six months ended June 30, 1998 were $3,485,000, representing 30.6% of income before income taxes, as compared to $2,723,000, or 27.1% of income before income taxes, in the first half of 1997. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the effective tax rate.

      Net Income. The Company had approximately 1.3 million additional basic weighted average shares outstanding for the six month period ended June 30, 1998, as compared to the same period in 1997. The Company had approximately 1.2 million less diluted weighted average shares outstanding, primarily as a result of the decrease in the average price of the Common Stock (which resulted in less outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first half of 1998).

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


Comparison of Three Months Ended June 30, 1998 and June 30, 1997

      Revenues. Total revenues increased 19% in the second quarter of 1998 to $18,646,000 from $15,692,000 in the second quarter of 1997. Product sales increased $2,337,000, or 16%, in the second quarter of 1998 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States, partially offset by decreased sales of hGH to BTG's distributors. Oxandrin sales increased $4,321,000, or 70%, to $10,503,000 in the three months ended June 30, 1998 from $6,182,000 in the comparable period in 1997, primarily as a result of the Company's increased marketing efforts and growing awareness of the product. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Of the contract fees earned in the second quarter of 1998, $425,000 and $282,000, or 57% and 38% of total contract fees, respectively, were earned in respect of the Company's oral contraceptive regimen and insulin, respectively. Of the contract fees earned in the second quarter of 1997, $250,000, or 71% of total contract fees, were earned in respect of the Company's insulin product. Interest and finance income increased $432,000, or 101%, for the comparable period primarily as a result of increased cash balances (including short-term investments) resulting from option exercises and cash flow from operations subsequent to June 30, 1997, as well as realized gains on marketable securities.

      Research and Development Expense. Research and development expense increased 10% in the second quarter of 1998 to $3,717,000 from $3,383,000 in the second quarter of 1997. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials for its superoxide dismutase product and new dosage formulations for Oxandrin and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

      Cost of Product Sales. Cost of product sales decreased $37,000, or 1.5%, in the second quarter of 1998 to $2,488,000 from $2,525,000 in the second quarter of 1997. Cost of product sales as a percentage of product sales for the second quarter of 1998 decreased to 14.7% from 17.3% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

      General and Administrative Expense. General and administrative expense increased to $2,329,000 versus $2,021,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 12.5% of revenues in the second quarter of 1998 versus 12.9% of revenues in the comparable prior year period, primarily as a result of the growth in product sales.

      Marketing and Sales Expense. Marketing and sales expense increased 57% in the second quarter of 1998 to $3,303,000 from $2,107,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to 17.7% from 13.4% for the second quarter of 1996. This increase is primarily due to the increased personnel and increased advertising, promotion and market research activities, resulting from the growth of the Company's product sales.

      Commissions and Royalties. Commissions and royalties were $217,000 in the second quarter of 1998, as compared to $140,000 in the second quarter of 1997. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

      Income Taxes. Provision for income taxes for the three months ended June 30, 1998 were $2,030,000, representing 30.9% of income before income taxes, as compared to $1,531,000 and 28.1% of income before income taxes in the three months ended June 30, 1997. The Company's consolidated

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the effective tax rate.

      Net Income. The Company had approximately 1.6 million additional basic weighted average shares outstanding for the six month period ended June 30, 1998, as compared to the same period in 1997. The Company had approximately 1.5 million less diluted weighted average shares outstanding, primarily as a result of the decrease in the average price of the Common Stock (which resulted in less outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first quarter of 1998).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at June 30, 1998 was $81,487,000 as compared to $68,271,000 at December 31, 1997.

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

      The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased by $6,300,000 and $4,488,000 in the six months ended June 30, 1997 and 1998, respectively.

      Net cash provided by operating activities was $7,746,000 and $8,720,000 in the six months ended June 30, 1997 and 1998, respectively. Net income was $7,309,000 and $7,908,000 in the same periods, respectively. In the six months ended June 30, 1998, net cash provided by operating activities was greater than net income primarily because of a decrease in deferred income taxes of $3,298,000, an increase in other current liabilities of $1,597,000 and depreciation and amortization of $1,440,000 partially offset by an increase in receivables and inventories of $4,897,000 and $500,000, respectively. In the six months ended June 30, 1997, net cash provided by operating activities was greater than net income, primarily because of a decrease in deferred income taxes and inventories of $2,598,000 and $1,288,000, respectively, an increase in other current liabilities of $873,000 and depreciation and amortization of $1,564,000, partially offset by an increase in receivables and other assets of $3,434,000 and $435,000, respectively, and decrease in accounts payable of $1,763,000.

      Net cash used in investing activities was $6,405,000 and $9,756,000 in the six months ended June 30, 1997 and 1998, respectively. Net cash used in investing activities included capital expenditures of $1,845,000 and $1,224,000 in these periods, respectively, primarily for laboratory and manufacturing equipment. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

      Net cash provided by financing activities was $4,959,000 and $5,524,000 in the six months ended June 30, 1997 and 1998, respectively, representing net proceeds from issuances of Common Stock, primarily as a result of exercise of stock options and warrants. In the six months ended June 30, 1998,

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


warrants and options to purchase 764,000 and 427,000 shares were exercised, resulting in net proceeds of $3,762,000 and $1,812,000, respectively. In the first half of 1997, warrants and options to purchase 50,000 and 1,186,000 shares were exercised, resulting in net proceeds of $246,000 and $4,726,000, respectively.

      BTG does not currently have any material commitments for capital expenditures.

      The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

      The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The Bank of Israel's monetary policy is to manage the exchange rate while allowing the Consumer Price Index to rise by approximately 11% in 1996, 7% in 1997 and 2% in the six month period ended June 30, 1998. In 1996 and 1997 the Shekel was devalued by approximately 4% and 7% against the U.S. dollar, respectively, and was devalued by approximately 4% in the six months ended June 30, 1998. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1996 and 1997, but a decrease in these costs in U.S. dollars in the six months ended June 30, 1998. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the cost of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. There can be no assurance that the government of Israel will continue to devalue the Shekel from time to time to offset the effects of inflation in Israel.

      At June 30, 1998, intangibles, net consist of (i) $1,516,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $643,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

      The Company believes that its remaining cash resources as of June 30, 1998, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 17, 1998.

         (c)(i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

                  Name                    Votes For          Votes Withheld
                  ----                    ---------          --------------

                  Herbert J. Conrad       44,952,897            419,308
                  Sim Fass                44,965,775            406,430
                  Carl Kaplan             44,964,775            407,430
                  Allan Rosenfield        44,965,375            406,830
                  David Tendler           44,965,875            406,330
                  Virgil Thompson         44,965,375            406,830
                  Dan Tolkowsky           44,964,675            407,530
                  Faye Wattleton          44,963,995            408,210
                  Herbert Weissbach       44,965,375            406,830

            (ii) In addition to the election of directors, a proposal to adopt the Company's 1998 Employee Stock Purchase Plan was approved, with 13,236,799 shares voted in favor, 2,607,010 shares voted against, 273,341 shares abstaining and 29,255,055 broker non-votes.

Item 5. Other Matters

      On June 29, 1998, the Company announced that an interim analysis of data collected on 297 premature newborns, who participated in a U.S. multicenter Phase III clinical safety and efficacy trial of superoxide dismutase (OxSODrol(TM)) administered intratracheally for the prevention of bronchopulmonary dysplasia ("BPD"), has been completed by the Independent Data and Safety Monitoring Committee ("IDSMC"). Although the primary efficacy endpoint, significant overall reduction in the incidence of death or BPD, was not achieved during the 28-day treatment period, the investigation is being continued as a Phase II study, without further enrollment, based upon recommendations of the IDSMC and collaborative discussions with the FDA. Continuation of the investigation is prompted by the recently reported observation that asthmatic complications and neurodevelopmental deficits were substantially reduced in those babies who received multiple doses of OxSODrol(TM) in BTG's earlier Phase I studies. Careful analysis of the latter variables at 6 and 12 months of age will be the primary focus in the present group of 297 babies who will now comprise the modified Phase II study.

      Pursuant to newly adopted rules of the Securities and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than March 21, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


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


                               BIO-TECHNOLOGY GENERAL CORP.
                               ---------------------------------------------
                                        (Registrant)





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









Dated: July 31, 1998