Form 10-Q
period 1998-09-30
BIO TECHNOLOGY GENERAL CORP
filed 1998-11-05
CIK 722104

--------------------------------------------------------------------------------

                                    FORM 10-Q

                                   ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


                         Commission File Number 0-15313


                          BIO-TECHNOLOGY GENERAL CORP.
           -----------------------------------------------------------
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

                                 (732) 632-8800
              (Registrant's telephone number, including area code)

                         Former address: Not Applicable

                                   ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share,
outstanding as of October 27, 1998           48,721,367

--------------------------------------------------------------------------------

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
Part I.  Financial Information

   Item 1    Financial Statements:

             Consolidated Balance Sheets at
                September 30, 1998 and December 31, 1997 ......................3

             Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1998 and 1997....................................4

             Consolidated Statement of Changes in
                Stockholders' Equity for the nine
                months ended September 30, 1998................................5

             Consolidated Statements of Cash Flows
                for the nine months ended
                September 30, 1998 and 1997....................................6

             Notes to Consolidated Financial Statements........................7

   Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations...................................................8

Part II.  Other Information

   Item 5.   Other Information ...............................................17

   Item 6.   Exhibits and Reports on Form 8-K ................................17

                                               BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                      September 30, 1998   December 31, 1997
                                                         (Unaudited)
--------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents.............................  $ 16,714             $  9,329
 Short-term investments................................    34,192               26,178
 Accounts receivable and other.........................    36,003               27,540
 Inventories...........................................     6,034                5,401
 Deferred income taxes.................................     2,936                8,000
 Prepaid expenses and other current assets.............       220                  403
                                                         --------             --------
  Total current assets.................................    96,099               76,851

Deferred income taxes..................................     2,149                2,148
Severance pay funded...................................     2,262                2,435
Property and equipment, net............................     8,143                7,545
Intangibles, net.......................................     1,943                2,590
Patents, net...........................................       304                  551
Other assets...........................................     3,368                3,293
                                                         --------             --------
  Total assets.........................................  $114,268             $ 95,413
                                                         ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans.................................  $    467                  362
 Accounts payable......................................     2,439                1,645
 Other current liabilities.............................     8,393                6,573
                                                         --------             --------
  Total current liabilities............................    11,299                8,580
                                                         --------             --------

Long-term liabilities..................................     4,001                3,975
                                                         --------             --------
Stockholders' equity:
 Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued..................       --                  --
 Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 48,533,000 (47,304,000 at
  December 31, 1997)...................................       485                  473
 Capital in excess of par value........................   142,407              136,662
 Deficit...............................................   (41,200)             (54,135)
 Less - treasury stock at cost, 83,000 shares..........      (340)                (340)
         Accumulated other comprehensive (loss) income.    (2,384)                 198
                                                         --------             --------
  Total stockholders' equity...........................    98,968               82,858
                                                         --------             --------

  Total liabilities and stockholders' equity...........  $114,268             $ 95,413
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

                                                       BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)
                                (in thousands except per share data)

                                                 Nine Months Ended              Three Months Ended
                                                   September 30,                   September 30,
                                   -----------------------------------------------------------------
                                                1998           1997            1998           1997
----------------------------------------------------------------------------------------------------
Revenues:
 Product sales............................    $50,554        $39,523         $17,895         $10,558
 Contract fees............................      2,353          6,706             609           6,240
 Other revenues...........................        564          1,025             289             695
 Interest and finance income..............      2,182          1,120             774             424
                                              -------        -------         -------         -------
                                               55,653         48,374          19,567          17,917
                                              -------        -------         -------         -------


Expenses:

 Research and development.................     13,176         11,781           4,203           4,458
 Cost of product sales ...................      7,733          6,303           2,727           1,509
 General and administrative...............      6,299          6,228           1,918           2,271
 Marketing and sales......................      9,345          6,432           3,395           2,439
 Commissions and royalties................        557            991             214             798
 Interest and finance.....................         65            234              25              69
                                              -------        -------         -------         -------
                                               37,175         31,969          12,482          11,544
                                              -------        -------         -------         -------
Income before income taxes.................    18,478         16,405           7,085           6,373

Income taxes...............................     5,543          4,614           2,058           1,891
                                              -------        -------         -------         -------

Net income ................................   $12,935        $11,791          $5,027          $4,482
                                              =======        =======         =======         =======

Earnings per share:
 Basic.....................................     $0.27          $0.25           $0.10           $0.10
                                              =======        =======         =======         =======
 Diluted...................................     $0.26          $0.23           $0.10           $0.09
                                              =======        =======         =======         =======

Weighted average number of shares outstanding:
 Basic.....................................    48,022         46,651          48,437          46,883
                                              =======        =======         =======         =======
 Diluted...................................    50,616         51,966          49,710          51,691
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

                                                                     BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                   (in thousands)

                                                                                    Accumulated
                                 Common Stock    Capital in                            Other           Total
                                         Par     Excess of              Treasury Comprehensive(Loss) Stockholders'
                                 Shares Value    Par Value    Deficit    Stock         Income          Equity
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997...    47,304  $473    $136,662    $(54,135)   $(340)        $   198        $82,858


Issuance of common stock. ...         6                46                                                  46
Exercise of stock options....       458     4       1,945                                               1,949
Exercise of warrants.........       765     8       3,754                                               3,762
Unrealized loss on marketable
 securities, net.............                                                           (2,582)        (2,582)
Net income for nine months
  ended September 30, 1998...                                  12,935                                  12,935
                                 ------  ----    --------    --------    -----         -------        -------
Balance, September 30, 1998..    48,533  $485    $142,407    $(41,200)   $(340)        $(2,384)       $98,968
                                 ======  ====    ========    ========    =====         =======        =======

The accompanying notes are an integral part of this consolidated statement.

                                          BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                     (in thousands)

                                                                      Nine Months
                                                                  Ended September 30,
                                                              -------------------------
                                                                  1998         1997
---------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income .................................................   $12,935      $11,791
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization ............................     2,328        2,359
   Provision for severance pay ..............................        26          276
   (Gain) on sales of short-term investments and fixed assets      (229)          (7)
   Deferred income taxes ....................................     4,834        4,373
   Common stock as payment for services .....................        46           43
   Changes in: receivables ..................................    (8,463)      (5,413)
               inventories ..................................      (633)         543
               prepaid expenses and other current assets ....       183         (222)
               accounts payable .............................       793       (2,344)
               other assets .................................       (75)        (895)
               other current liabilities ....................     2,155        1,266
                                                                -------      -------
 Net cash provided by operating activities ..................    13,900       11,770
                                                                -------      -------

Cash flows from investing activities:
 Short-term investments .....................................   (20,694)     (12,533)
 Capital expenditures .......................................    (1,968)      (2,571)
 Severance pay used (funded) ................................       173          (37)
 Changes in patents .........................................       (98)         (36)
 Proceeds from sales of short-
  term investments and fixed assets .........................    10,361        5,458
                                                                -------      -------
 Net cash used in investing activities ......................   (12,226)      (9,719)
                                                                -------      -------

Cash flows from financing activities:
 Proceeds from issuance of common stock .....................     5,711        5,312
 Interests on Series B Notes ................................      --             (9)
 Repayment of Notes .........................................      --             (4)
                                                                -------      -------
 Net cash provided by financing activities ..................     5,711        5,299
                                                                -------      -------

Net increase in cash and cash equivalents ...................     7,385        7,350
Cash and cash equivalents at beginning of year ..............     9,329        7,005
                                                                -------      -------
Cash and cash equivalents at end of period ..................   $16,714      $14,355
                                                                =======      =======

Supplementary Information
Non-cash investing and financing activities:
 Conversions of convertible debt ............................   $   --       $   288
Other information:
 Interest paid ..............................................   $   --       $    27
 Income tax paid ............................................   $   464      $   236

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

     Note 2: Comprehensive Income

     Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the nine month period ended September 30, 1998 and 1997 total comprehensive income was approximately $10,353,000 and $11,988,000, respectively. Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


           MAMAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             Three and nine months ended September 30, 1998 compared
               with three and nine months ended September 30, 1997

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture and commercialize products and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                           Nine Months Ended  Three Months Ended
                                             September 30,       September 30,
                                           -----------------  ------------------
                                              1998     1997       1998    1997
                                             ------   ------     ------  ------
Revenues:
  Product sales ............................  90.8%    81.7%      91.4%   58.9%
  Contract fees ............................   4.2     13.9        3.1    34.8
  Other revenues ...........................   1.0      2.1        1.5     3.9
  Interest and finance income ..............   4.0      2.3        4.0     2.4
                                             ------   ------     ------  ------
        Total .............................. 100.0%   100.0%     100.0%  100.0%
                                             ======   ======     ======  ======
Expenses:
  Research and development .................  23.7%    24.4%      21.5%   24.9%
  Cost of product sales ....................  13.9     13.0       13.9     8.4
  General and administrative ...............  11.3     12.9        9.8    12.7
  Marketing and sales ......................  16.8     13.3       17.4    13.6
  Commissions and royalties ................   1.0      2.0        1.1     4.4
  Interest and finance .....................   0.1      0.5        0.1     0.4
                                             ------   ------     ------  ------
        Total ..............................  66.8     66.1       63.8    64.4
                                             ------   ------     ------  ------
Income before income taxes .................  33.2     33.9       36.2    35.6
Income tax expense .........................  10.0      9.5       10.5    10.6
                                             ------   -----      ------  ------
Net income .................................  23.2%    24.4%      25.7%   25.0%
                                             ======   ======     ======  ======


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

                                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:


                                  Nine Months Ended      Three Months Ended
                                    September 30,          September 30,
                                  -----------------      ------------------
                                   1998       1997        1998       1997
                                   ----       ----        ----       ----
  Oxandrin.................         62%        47%         65%        66%
  Bio-Tropin...............         26         37          23         13
  BioLon...................          0         12          10         17
  Other....................          2          4           2          4
                                   ----       ----        ----       ----
        Total..............        100%       100%        100%       100%
                                   ====       ====        ====       ====

The Company believes that its product mix will fluctuate from quarter to quarter as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

     The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:


                                  Nine Months Ended      Three Months Ended
                                    September 30,           September 30,
                                  -----------------      ------------------
                                   1998       1997        1998       1997
                                   ----       ----        ----       ----
  United States............         63%        49%         66%        69%
  International............         37         51          34         31
                                   ----       ----        ----       ----
        Total..............        100%       100%        100%       100%
                                   ====       ====        ====       ====


Comparison of Nine Months Ended September 30, 1998 and September 30, 1997

     Revenues. Total revenues increased 15% in the first nine months of 1998 to $55,653,000 from $48,374,000 in the same period in 1997. Product sales increased $11,031,000, or 28%, in the nine months ended September 30, 1998 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States, partially offset by decreased sales of human growth hormone ("hGH") to BTG's distributors. Oxandrin sales increased $12,829,000, or 69%, to $31,440,000 in the nine months ended September 30, 1998 from $18,611,000 in the comparable period in 1997, primarily as a result of the Company's increased marketing efforts and growing awareness of the product. Product sales of hGH decreased $1,551,000, reflecting quarterly variations in purchasing based on the operational needs of the Company's customers. Contract fees and other revenue are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel (the "Chief Scientist"). Contract fees represented approximately 4.2% of total revenues in the nine months ended September 30, 1998 compared to 13.9% in the nine months ended September 30, 1997. Of the contract fees earned in the nine months ended September 30, 1998, $1,000,000, or 42% of total

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


contract fees, were earned in respect of the license of distribution rights for BioLon in the United States, and $425,000, $412,000 and $400,000, or 18%, 18%
and 17% of total contract fees, respectively, were earned in respect of the Company's oral contraceptive regimen, insulin and hepatitis-B vaccine products, respectively. In the nine months ended September 30, 1997, the Company recognized revenue of $6,706,000 as contract fees, of which $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development, and $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's superoxide dismutase ("SOD") product for bronchopulmonary dysplasia and other respiratory indications to Ares-Serono ("Serono"). Interest and finance income increased $1,062,000, or 95%, for the comparable period primarily as a result of increased short-term investments and cash balances resulting mainly from cash flow from operations subsequent to September 30, 1997, as well as higher yield achieved on the Company's short-term investments.

     Research and Development Expense. Research and development expense increased 12% in the nine months ended September 30, 1998 to $13,176,000 from $11,781,000 in the comparable period in 1997. The increase was primarily attributable to expenses associated with the Company's Phase III clinical trials for its superoxide dismutase product and new dosage formulations for Oxandrin and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

     Cost of Product Sales. Cost of product sales increased $1,430,000, or 23%, in the nine months ended September 30, 1998 to $7,733,000 from $6,303,000 in the comparable period in 1997. The increase is primarily attributable to increased product sales. Cost of product sales as a percentage of product sales for the nine month period ended September 30, 1998 decreased to 15.3% from 15.9% for the comparable prior year period. This decrease was primarily due to increased sales of Oxandrin as a percentage of total product sales. Oxandrin and human growth hormone in bulk form have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense increased in the nine months ended September 30, 1998 to $6,299,000 versus $6,228,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to 11.3% of revenues in the nine months ended September 30, 1998 compared to 12.9% of revenues in the comparable prior year period, primarily as a result of the growth in product sales.

     Marketing and Sales Expense. Marketing and sales expense increased 45% in the first nine months of 1998 to $9,345,000 from $6,432,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to 16.8% from 13.3% for the nine months ended September 30, 1997. This increase is primarily due to increased personnel and increased advertising, promotional and market research activities resulting from the growth of the Company's product sales.

     Commissions and Royalties. Commissions and royalties were $557,000 in the nine months ended September 30, 1998, as compared to $991,000 in the same period last year. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1997 consist primarily of a royalty payment in respect of the Company's SOD product resulting from the licensing of distribution rights for the Company's SOD product to Serono.

     Income Taxes. Provision for income taxes for the nine months ended September 30, 1998 were $5,543,000, representing 30.0% of income before income taxes, as compared to $4,614,000, or 28.1% of income before income taxes, in the comparable period in 1997. The Company's consolidated tax rate

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the effective tax rate.

     Net Income. The Company had approximately 1.4 million additional basic weighted average shares outstanding for the nine month period ended September 30, 1998, as compared to the same period in 1997. The Company had approximately
1.3 million less diluted weighted average shares outstanding, primarily as a result of the decrease in the average fair market value of the Common Stock (which resulted in less outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first nine months of 1998).

Comparison of Three Months Ended September 30, 1998 and September 30, 1997

     Revenues. Total revenues increased 9% in the third quarter of 1998 to $19,567,000 from $17,917,000 in the third quarter of 1997. Product sales increased $7,337,000, or 69%, in the third quarter of 1998 from the comparable prior period, primarily driven by increased sales of Oxandrin in the United States and increased sales of hGH to BTG's distributors. Oxandrin sales increased $4,632,000, or 66%, to $11,603,000 in the three months ended September 30, 1998 from $6,971,000 in the comparable period in 1997, primarily as a result of the Company's increased marketing efforts and growing awareness of the product. Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Of the contract fees earned in the third quarter of 1998, $500,000, or 82% of total contract fees, was earned in respect of the license of distribution rights for BioLon in the United States. In the third quarter of 1997, the Company recognized revenue of $6,240,000 as contract fees, of which $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development, and $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's SOD product for bronchopulmonary dysplasia and other respiratory indications to Serono. Interest and finance income increased $350,000, or 83%, for the comparable period primarily as a result of increased short-term investments and cash balances resulting from option exercises and cash flow from operations subsequent to September 30, 1997, as well as higher yield achieved on the Company's short-term investments.

     Research and Development Expense. Research and development expense decreased 6% in the third quarter of 1997 from $4,458,000 to $4,203,000 in the third quarter of 1998. The decrease was primarily attributable to a decrease in expenses associated with the Company's Phase III clinical trials for its superoxide dismutase product, as such trial was reformatted as a Phase II trial, partially offset by increased expenses related to early stage research and development for potential new products.

     Cost of Product Sales. Cost of product sales increased $1,218,000, or 81%, in the third quarter of 1998 to $2,727,000 from $1,509,000 in the third quarter of 1997. Cost of product sales as a percentage of product sales for the third quarter of 1998 increased to 15.2% from 14.3% for the comparable prior year period. This increase was primarily due to increased manufacturing personnel in 1998 and better production yield in 1997. Oxandrin and hGH in bulk form have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense decreased to $1,918,000 from $2,271,000 in the comparable prior period, primarily as a result of a decrease in professional expenses and the reversal of previously expensed tax payment advances to Israeli tax authorities relating to certain benefits provided to Israeli employees. As a percentage of revenues, general and administrative

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


expense decreased to 9.8% of revenues in the third quarter of 1998 versus 12.7% of revenues in the comparable prior year period, primarily as a result of the growth in product sales, as well as the absolute decrease in such expenses.

     Marketing and Sales Expense. Marketing and sales expense increased 39% in the third quarter of 1998 to $3,395,000 from $2,439,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to 17.4% from 13.6% for the third quarter of 1997. This increase is primarily due to the increased personnel and increased advertising, promotion and market research activities resulting from the growth of the Company's product sales.

     Commissions and Royalties. Commissions and royalties were $214,000 in the third quarter of 1998, as compared to $798,000 in the third quarter of 1997. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1997 consist primarily of a royalty payment in respect of the Company's SOD product resulting from the licensing of distribution rights for the Company's SOD product to Serono.

     Income Taxes. Provision for income taxes for the three months ended September 30, 1998 were $2,058,000, representing 29.0% of income before income taxes, as compared to $1,891,000 and 29.7% of income before income taxes in the three months ended September 30, 1997. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the effective tax rate.

     Net Income. The Company had approximately 1.6 million additional basic weighted average shares outstanding for the three month period ended September 30, 1998, as compared to the same period in 1997. The Company had approximately
2.0 million less diluted weighted average shares outstanding, primarily as a result of the decrease in the average fair market value of the Common Stock (which resulted in less outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the third quarter of 1998).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at September 30, 1998 was $84,800,000 as compared to $68,271,000 at December 31, 1997.

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

     The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased by $7,350,000 and $7,385,000 in the nine months ended September 30, 1997 and 1998, respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


     Net cash provided by operating activities was $11,770,000 and $13,900,000 in the nine months ended September 30, 1997 and 1998, respectively. Net income was $11,791,000 and $12,935,000 in the same periods, respectively. In the nine months ended September 30, 1998, net cash provided by operating activities was greater than net income primarily because of a decrease in deferred income taxes of $4,834,000, an increase in current liabilities of $2,948,000 and depreciation and amortization of $2,328,000, partially offset by an increase in receivables and inventories of $8,463,000 and $633,000, respectively. In the nine months ended September 30, 1997, net income and net cash provided by operating activities were approximately the same, as deferred income taxes of $4,373,000, a decrease in inventories of $543,000 and depreciation and amortization of $2,359,000 were completely offset by a $5,413,000 increase in receivables, a $1,078,000 net decrease in current liabilities and an $895,000 increase in other assets.

     Net cash used in investing activities was $9,719,000 and $12,226,000 in the nine months ended September 30, 1997 and 1998, respectively. Net cash used in investing activities included capital expenditures of $2,571,000 and $1,968,000 in these periods, respectively, primarily for laboratory and manufacturing equipment and infrastructure. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

     Net cash provided by financing activities was $5,299,000 and $5,711,000 in the nine months ended September 30, 1997 and 1998, respectively, representing net proceeds from issuances of Common Stock, primarily as a result of exercise of stock options and warrants. In the nine months ended September 30, 1997, warrants and options to purchase 52,000 and 1,282,000 shares were exercised, resulting in net proceeds of $256,000 and $5,056,000, respectively. In the nine months ended September 30, 1998, warrants and options to purchase 765,000 and 458,000 shares were exercised, resulting in net proceeds of $3,762,000 and $1,949,000, respectively.

     BTG does not currently have any material commitments for capital expenditures.

     The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

     The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the dollar. The rate of inflation (as measured by the consumer price index) was approximately 11% in 1996, 7% in 1997 and 4% in the nine month period ended September 30, 1998, while the Shekel was devalued by approximately 4%, 7% and 9% against the U.S. dollar in 1996, 1997 and the nine months ended September 30, 1998, respectively. As a result, for those expenses linked to the Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1996 and 1997, but a decrease in these costs in U.S. dollars in the nine months ended September 30, 1998. To the extent that expenses in Shekels exceed the Company's income in Shekels (which to date have consisted primarily of research and development funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to the Company's financial condition. However, should the Company's income in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect the Company's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the cost of local goods and services in Israel, the Company's financial results will be adversely affected as local expenses expressed in U.S. dollar terms will increase. In October 1998, the Shekel was devalued significantly against the U.S. dollar, and at October 27, 1998, the exchange rate was 4.189 Shekels to $1.00, as compared to 3.845 Shekels at September 30, 1998. There can be no assurance that the Shekel

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


will continue to be devalued from time to time to offset the effects of inflation in Israel.

     At September 30, 1998, intangibles, net consist of (i) $1,407,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $536,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

     The Company believes that its remaining cash resources as of September 30, 1998, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

YEAR 2000

     The Company uses and relies on a variety of information technologies, computer systems and scientific and manufacturing equipment containing computer-related components (such as programmable logic controllers and other embedded systems). Certain of the Company's computer systems and equipment use two digit fields rather than four digit fields to define the applicable year. As a result, such systems may not be able to distinguish between dates in the 20th century and the 21st century. This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products or engage in normal business activities.

     The Company has conducted an evaluation of the actions necessary in order to ensure that its business critical computer systems and equipment will be able to function without disruption with respect to the application of dating systems in the Year 2000. Upon completion of its evaluation, the Company began to upgrade, replace and test its computer systems and equipment so as to be able to operate without disruption due to Year 2000 issues. The Company expects to complete its remediation efforts by mid 1999. However, there can be no assurance that any required remedial actions will be able to be completed on a timely basis. If the Company is unable to complete its remedial actions in the necessary time frame, contingency plans will be developed to address those

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES



business critical systems which may not be Year 2000 compliant.

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a number of third parties that provide goods, services and information to the Company. These include contract manufacturers, suppliers, licensees, vendors, research partners and financial institutions. If any of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, which systems and equipment are outside the control of the Company, it could affect the Company's ability to engage in normal business activities. The Company is in the process of making contact with all of its significant customers, suppliers and partners to determine the extent to which the Company is vulnerable to their failures and to ascertain their Year 2000 compliance and risk.

     The total cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $100,000, of which approximately $25,000 has been expended through September 30, 1998. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


PART II.       OTHER INFORMATION

Item 5. Other Matters

        Pursuant to the Company's amended by-laws any stockholder who intends to nominate a director or present a proposal at the Company's 1999 Annual Meeting of Stockholders must provide written notice to the Company's Secretary, which notice must comply with the provisions of the Company's by-laws, not later than January 5, 1999 of his or her intention to present the proposal.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               3.   By-laws of Bio-Technology General Corp., as amended.*

               4.1 Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*

               4.2 Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*

               -------------------
               * Incorporated by reference to the Company's Current Report on Form 8-K dated October 7, 1998.

          (b)  Reports on Form 8-K:

               Current Report on Form 8-K dated October 7, 1998, reporting the Company's adoption of a Shareholder Rights Plan and By-law amendments.

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

                              BIO-TECHNOLOGY GENERAL CORP.
                                    (Registrant)

                              By:/s/ Sim Fass
                                 ---------------------------
                                     Sim Fass
                                     Chairman, President and
                                     Chief Executive Officer,
                                     Principal Executive Officer


                                 /s/ Yehuda Sternlicht
                                 ---------------------------
                                     Yehuda Sternlicht
                                     Vice President-Finance and
                                     Chief Financial Officer,
                                     Principal Financial and Accounting Officer



Dated: October 30, 1998