Form 10-K
period 1998-12-31
BIO TECHNOLOGY GENERAL CORP
filed 1999-03-22
CIK 722104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

                                 YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 15, 1999 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$335,328,000. Common Stock outstanding as of March 15, 1999: 51,971,174 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1. BUSINESS

GENERAL OVERVIEW

           The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including six products that have received regulatory approval for sale, of which five are currently being marketed. Additionally, the Company has five products in registration or clinical trials and several products in pre-clinical development. The Company distributes its products on a worldwide basis through a direct sales force in the United States and primarily through third-party license and distribution relationships elsewhere. The Company seeks both broad markets for its products as well as specialized niche markets where it can seek Orphan Drug status and potential marketing exclusivity.

           The Company's approved products include Oxandrin(R) (oxandrolone) for the treatment of weight loss due to severe trauma, chronic infection, extensive surgery or unknown pathophysiology, which is primarily marketed in the United States and which, to date, has been primarily used to treat weight loss in AIDS patients; Bio-Tropin(TM) (human growth hormone), which is currently being marketed in Japan and in several countries in Europe, Latin America and the Far East for the treatment of growth hormone deficiency in children; BioLon(TM) (sodium hyaluronate), which is currently marketed in the United States and in several other countries in North and Latin America, Europe, Asia, Africa and the Far East for the protection of the corneal endothelium during ophthalmic implant surgery; Delatestryl(R) (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty; MircetteTM, an oral contraceptive dosing regimen that is currently being marketed in the United States; and Silkis(R), a vitamin D derivative, which is currently approved in two European countries for the topical treatment of recalcitrant psoriasis.

           The Company's principal products in registration, advanced stages of clinical testing and development include Bio-Hep-B(TM), a third generation recombinant vaccine against hepatitis B virus; recombinant insulin for diabetes; Androtab-SL(TM) (sublingual testosterone) for the treatment of hypogonadism; Fibrimage(TM), a thrombus imaging agent; and OxSODrol(TM) (human superoxide dismutase) for the reduction of asthma and as a neuro protectant in premature infants.

           The Company's research and development focus includes Factorex(TM), a cardiovascular thrombolytic adjunct agent; PEGylated uricase for allopurinol-resistant gout patients; Bio-Hy(TM) (sodium hyaluronate) for osteoarthritis; and three potential anti-cancer drugs.

           The Company was founded in 1980 to develop, manufacture and market novel therapeutic products. The Company's overall administration, business development, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at the Company's headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of the Company's biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. ("BTG-Israel"), the Company's wholly-owned subsidiary in Rehovot, Israel.


PRODUCTS AND APPLICATIONS

           The Company's products under commercialization are currently being marketed by third parties, with the exception of Oxandrin and Delatestryl, which the Company is marketing on its own in the United States. In addition, the Company is marketing Bio-Tropin and BioLon on its own in Israel. The following table presents information regarding the Company's principal products:


                         PRODUCT                                Indication/Application                           Status
                         -------                                ----------------------                           ------

PRODUCTS UNDER COMMERCIALIZATION
------------------------------------------------------------------------------------------------------------------------------------
 OXANDRIN                                               Involuntary weight loss               Commercial sales
(oxandrolone)                                                                                     (United States and various other
                                                                                                  countries)
------------------------------------------------------------------------------------------------------------------------------------
BIO-TROPIN                                              Growth hormone deficiency in          Commercial sales
(human growth hormone)                                  children                                  (Japan, Europe and various other
                                                                                                  countries)
------------------------------------------------------------------------------------------------------------------------------------
BIOLON                                                  Injectable viscous solution for       Commercial sales (United States and
(sodium hyaluronate)                                    ophthalmic procedures                 various other countries)
------------------------------------------------------------------------------------------------------------------------------------
DELATESTRYL                                             Hypogonadism                          Commercial sales (United States)
(injectable testosterone)
------------------------------------------------------------------------------------------------------------------------------------
MIRCETTE                                                Reduced pregnancy risk                Commercial sales (United States)
(oral contraceptive dosing regimen)
------------------------------------------------------------------------------------------------------------------------------------
SILKIS                                                  Anti-psoriasis/contact dermatitis     Approved for sale (Nine European
(vitamin D derivative)                                  agent/other skin disorders            countries)
====================================================================================================================================

PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:
------------------------------------------------------------------------------------------------------------------------------------
BIO-HEP-B                                               Hepatitis-B vaccine                   NDA filed in Israel 1997
------------------------------------------------------------------------------------------------------------------------------------
INSULIN                                                 Diabetes                              Bio-equivalency study
------------------------------------------------------------------------------------------------------------------------------------
ANDROTAB-SL                                             Hypogonadism                          Phase III clinical trials
(sublingual testosterone supplement)
------------------------------------------------------------------------------------------------------------------------------------
FIBRIMAGE                                               Diagnostic for locating deep vein     Phase II clinical trials (Canada and
(thrombus-imaging agent)                                thrombus                              United States)
------------------------------------------------------------------------------------------------------------------------------------
OXSODROL                                                Reduction of asthma and neuro         Phase II clinical trials
(human superoxide dismutase)                            protectant in premature infants
====================================================================================================================================

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:
------------------------------------------------------------------------------------------------------------------------------------
FACTOREX                                                Anti-coagulant                        Pre-clinical development
------------------------------------------------------------------------------------------------------------------------------------
PEG-URICASE                                             Gout                                  Pre-clinical development
------------------------------------------------------------------------------------------------------------------------------------
BIO-HY                                                  Osteoarthritis                        Development
------------------------------------------------------------------------------------------------------------------------------------
CANCER THERAPIES                                        Cancer                                Development
====================================================================================================================================


Oxandrin (oxandrolone)

           The Company's oxandrolone product, trademarked Oxandrin, is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain. There is growing recognition in the medical community that interventional management of disease-related weight loss (cachexia) is an extremely important facet of patient care. Involuntary weight loss is associated with a relatively wide range of clinical conditions which, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death. Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual's lean body mass (i.e., muscle) is associated with a 20% increase in mortality. At 35% weight loss there is a 100% death rate. Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease. The Company estimates the incidence of involuntary weight loss in the United States exceeds several million persons each year.

           The causes of involuntary weight loss suffered by persons with a wide variety of chronic and acute diseases are believed to be the result of a number of factors, with inadequate nutrient intake and an altered metabolic state playing central roles. Malnutrition, the pathophysiology of which is frequently unknown, is the one condition common to all weight loss disorders, regardless of etiology. It is generally accepted that anabolic agents promote protein synthesis, which enhances the building of lean body mass and ultimately weight gain. However, because natural androgens, such as testosterone, also possess androgenic or virilizing properties that have undesirable side-effects when used for treating weight loss, particularly in women, potent anabolic and weak androgenic effects are preferable drug properties for the treatment of this condition. Clinical trials have shown that Oxandrin is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions and has a low potential for androgenic activity. Unlike many other anabolic steroids, Oxandrin appears to undergo less overall metabolic transformation in the liver, which the Company believes offers a safety advantage over other androgenic/anabolic alternatives that are fully metabolized in the liver and have the potential to cause liver toxicity. Unlike appetite enhancers currently used for treating weight loss, studies indicate that Oxandrin promotes weight gain primarily through the building of lean body mass rather than fat and water. The Company also believes that Oxandrin is preferable to human growth hormone for treatment of weight loss because of the ease of administration of Oxandrin (oral versus injectable) and its lower cost. The Company believes that Oxandrin is the only United States Food and Drug Administration ("FDA") approved oral anabolic agent to promote weight gain without deleterious side effects.

           In 1964, the FDA approved Oxandrin for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight. This approval permits the use of Oxandrin to treat all disease-related weight loss other than starvation. G.D. Searle & Company Limited ("Searle"), which originally developed and obtained FDA approval of Oxandrin and now licenses Oxandrin to, and contract manufactures Oxandrin for the Company, ceased offering Oxandrin in the 1980s. With the growing awareness of the importance of combating disease-related involuntary weight loss, BTG decided to re-launch the product on its own under the Oxandrin tradename. Sales of Oxandrin commenced in December 1995 in the United States for all indications under the FDA approval.

           Since the Company's launch of Oxandrin in December 1995, a significant portion of its Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss. In order to increase market awareness and acceptance of Oxandrin for the treatment of other disease-related weight loss conditions, BTG is conducting Phase III and post-approval Phase IV clinical trials to provide further clinical support for the use of Oxandrin for such conditions. Recently completed clinical trials at leading institutions studied:
(i) the effect of Oxandrin as an adjunct to promote weight gain and hasten the rate of skin regrowth and healing in burn patients and as an adjunct to promote weight gain and hasten healing of decubitus ulcers in malnourished patients; and
(ii) Oxandrin for the promotion of weight gain in patients suffering from weight loss due to chronic obstructive pulmonary disease. A manuscript for the first study has been submitted for publication and the second study has been published. Clinical trials currently being conducted at leading institutions include studies of: (i) Oxandrin for the promotion of weight gain in malnourished patients with inoperable non-small cell lung cancer; and (ii) Oxandrin for the promotion of weight gain and shortened recovery time in patients who have undergone liver transplants.

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

           The product has been approved in South Korea, Russia and Azerbaijan and BTG is currently evaluating the opportunity to commercialize Oxandrin in those countries.

           In February 1999, the Company was granted a U.S. patent directed to the use of oxandrolone in the treatment of chronic obstructive pulmonary disease. Patent applications directed to other uses of Oxandrin are pending in the United States and other countries.


Bio-Tropin (human growth hormone)

           Human growth hormone ("hGH") is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation. A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism. The Company estimates that current annual worldwide sales of hGH for the treatment of growth hormone deficiency are approximately $1.5 billion. Geographic distribution of worldwide sales of human growth hormone is estimated by the Company to be approximately 25% in North America and 30% in Europe, with the balance in Japan and other countries.

           The Company's scientists first produced hGH by recombinant DNA methods in the early 1980s. As a result of a seven-year Orphan Drug status exclusivity period granted to a competitor, followed by extensive and continuing patent litigation with Genentech, Inc. ("Genentech"), the Company has to date been precluded from marketing Bio-Tropin in the United States, despite the fact that the FDA approved Bio-Tropin for marketing in the United States in May 1995. Genentech's patent expires in 2003. The Company's human growth hormone is currently being marketed by third parties in Japan and several European and Latin American countries and by the Company in Israel. See "-Sales and Distribution" and "Item 3. Legal Proceedings."

           In April 1993, JCR, BTG's marketing partner in Japan, received regulatory approval for hGH for the treatment of short stature, and began marketing hGH in June 1993. JCR has also completed a clinical trial to test the efficacy of the Company's hGH for treating Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are shorter than normal, and filed for regulatory approval in January 1994. In January 1995, the Company granted JCR exclusive distribution rights in The People's Republic of China for all hGH-related pharmaceutical indications. In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"), to enter into a marketing alliance for the marketing of hGH in Japan. Under the terms of the agreement memorandum, JCR will supply Sumitomo with BTG's hGH and Sumitomo commenced distribution in Japan in January 1999, following termination of its agreement to distribute Pharmacia Upjohn Co., Ltd.'s recombinant human growth hormone, Genotropin(TM), at the end of 1998. Upon termination of Pharmacia Upjohn's agreement with Sumitomo, Pharmacia Upjohn began to market Genotropin in Japan on its own. In 1998 Sumitomo was the leading distributor of hGH in Japan.

           In November 1992, the Company entered into an exclusive distribution agreement with the Ferring Group ("Ferring") for the marketing of the Company's human growth hormone for enhancing growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Sales began during the fourth quarter of 1994, and the Company's hGH is now approved in 17 countries in Ferring's territory.

           The Company received approval for hGH from the Israel Ministry of Health in April 1988 and began direct marketing in Israel under the Bio-Tropin trademark in October 1988. In July 1992, Bio-Tropin was approved by the Israel Ministry of Health for the treatment of a second indication, Turner syndrome. In July 1997, Bio-Tropin was approved by the Israel Ministry of Health for the treatment of children suffering from renal insufficiency.

           The Company's human growth hormone is also being sold by third-party distributors in several countries in South America and the Far East. The product was approved in Canada and Cyprus in 1997, and in Colombia in 1998. In addition, regulatory approval to market BTG's human growth hormone is pending in several Latin American countries, South Africa and several Pacific Rim countries.

           The Company's human growth hormone product is currently being marketed by Ferring in Europe and JCR in Japan in conjunction with a needleless delivery device. Most of the Company's other third-party distributors are expected to utilize this delivery device as well. BTG has licensed exclusive rights to this delivery device in the United States for use with the Company's hGH.


BioLon (sodium hyaluronate)

           Sodium hyaluronate is a high-viscosity, gel-like fluid. The Company has developed a sodium hyaluronate-based product, trademarked BioLon, for use in ophthalmic surgery procedures such as cataract removal and intraocular lens implantation. BioLon is a syringe filled with a 1% sodium hyaluronate solution that facilitates such surgery by acting as a highly viscous lubricant allowing for surgical manipulation of the ocular tissues.

           Product sales of BioLon commenced in early 1993, and BioLon is currently approved for sale in the United States and more than 30 other countries. In June 1995, BioLon was approved as a medical device by mdc, a notified body of the European Economic Community. As a result, a CE mark granted to the product and appearing on the product box allows the Company's partners to freely market BioLon throughout Europe. The Company licensed exclusive BioLon distribution rights in the United States to Akorn, Inc. in March 1998. Akorn launched BioLon in the United States in conjunction with Allergan, Inc. in November 1998. See "--Sales and Distribution."

           The Company has completed the development of a second-generation product, BioLon Prime(TM), that has a higher viscosity than BioLon and gives better support inside the chamber of the eye during the surgical procedure. This product was granted a CE mark in June 1997, and approval was received in Israel in February 1998.


Delatestryl (testosterone enanthate)

           Delatestryl is the Company's injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss. The Company believes that currently only 100,000 of the approximately 200,000 to 400,000 men in the United States suffering from this condition are undergoing treatment. The product is also prescribed for delayed puberty, which BTG believes is a treatable condition in approximately 30,000 boys in the United States. The Company acquired the approved NDA and trademark from Bristol-Myers Squibb Company ("Bristol"), which contract manufactures Delatestryl for BTG on a purchase order basis, and BTG pays Bristol a fee based on its sales of Delatestryl. The Company began the sale and distribution of Delatestryl in mid-1992. See "--Risk Factors--Dependence on Third-Party Suppliers."


Mircette (oral contraceptive dosing regimen)

           The Company has acquired an exclusive license to a patented oral contraceptive dosing regimen. This new approach to oral contraception is expected to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting experienced by many women who use conventional low-dose oral contraceptives. The market for oral contraceptives in the United States is estimated by BTG to exceed $1 billion annually.

           Organon, Inc. ("Organon"), a subsidiary of AKZO Nobel N.V., has licensed the Company's patented oral contraceptive dosing regimen and has developed a product using this regimen with the progestogen desogestrel. Organon filed an NDA with the FDA in April 1997, which approved the product in April 1998, and Organon began to commercialize the product under the name Mircette in the third quarter of 1998. The license agreement with Organon provided for milestone payments and provides for royalties on sales. Regulatory authorities in Germany and the United Kingdom have declined to approve Organon's desogestrel product using the oral contraceptive regimen as a result of reported higher incidence of thromboembolic disease than competing levonorgestrel oral contraceptive regimens.

           In 1997, the Company licensed the oral contraceptive dosing regimen to Gynetics Inc. for future use with any one or more progestins other than desogestrel. The license agreement with Gynetics provides for an upfront license fee, milestone payments in shares of Gynetics common stock, and royalties on sales.


Silkis (vitamin D derivative)

           The Company has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives for topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain. The British patent has also been extended to Singapore and Hong Kong. In March 1996, the Company sublicensed exclusive rights under the patents in the United States to Galderma S.A. ("Galderma"). Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States. The licensee of BTG's rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996. The Company is to receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued. Although the product was approved in The Netherlands and Switzerland in 1995, Galderma determined to change the formulation prior to commencing marketing. Notification of preliminary approval in several European countries, including France and Germany, has been received, and BTG believes that Galderma will begin marketing in nine European countries by the end of 1999.


Bio-Hep-B (hepatitis-B vaccine)

           The Company has genetically engineered a third generation vaccine against the hepatitis-B virus. The Company's Bio-Hep-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus. Clinical trials in Israel, the Far East and Europe in adults, children and neonates have been completed and showed the vaccine to be safe and highly immunogenic. The Company believes the high immunogenicity, initial faster rate of response and low manufacturing cost of its Bio-Hep-B vaccine will provide it with a competitive advantage, particularly in the less developed countries where hepatitis-B is prevalent. The first generation plasma-derived Hepatitis-B vaccine is generally used in less developed countries. The Company believes, however, that these countries desire an alternative to the plasma-derived vaccine because of fears of viral transmission, but cannot currently replace the plasma-derived vaccine because the second generation recombinant vaccine is too expensive. The Company believes the cost of its Bio-Hep-B vaccine will be affordable by these less developed countries. In addition, many of these countries are pursuing hepatitis-B immunization programs for all newborns in an effort to substantially decrease the incidence of hepatitis-B.

           The Company has completed clinical trials in healthy adults, children and neonates, and filed an application for approval of its Bio-Hep-B vaccine with the Israel Health Ministry in November 1996. BTG believes that Bio-Hep-B will be approved in Israel by the end of 1999, although there can be no assurance that approval will be received within this time frame or at all.

           The Company has licensed marketing rights to SciGen Pte Ltd, a Singapore company ("SciGen"), for the commercialization of the Bio-Hep-B vaccine in certain Pacific Rim territories (excluding Japan) and certain other countries, including The Peoples Republic of China, Australia, New Zealand and India. The Company and SciGen have completed clinical trials in several countries. In December 1997, BTG granted SciGen a license to use the technical information provided by BTG to establish a manufacturing facility to produce Bio-Hep-B in India, China or Australia.

           In February 1998, the Company entered into development and licensing agreements with Swiss Serum and Vaccine Institute Berne ("Swiss Serum") with respect to its Bio-Hep-B in Western Europe, most of Latin America and various other countries. Swiss Serum will purchase vaccine from the Company for distribution, and the Company will receive milestone payments from Swiss Serum, as well as royalties on sales of the vaccine.

           The Company hopes to obtain an approval for its Bio-Hep-B vaccine from the Israel Health Ministry during 1999, although there can be no assurance that such approval will be obtained in this time frame or at all.

           The Company has licensed marketing rights for South Africa and certain other African countries to BioVac S.A.

           The Company's ability to commercialize Bio-Hep-B in the near term will depend on receiving Israeli regulatory approval and the Company's ability to maintain the compulsory license to manufacture the Company's vaccine under Biogen, Inc.'s Israeli patent, granted to BTG-Israel by the Israeli Registrar of Patents in September 1995. Biogen is currently challenging this license grant. See "--Risk Factors--Risk of Pending Patent Litigation,""--Uncertainty of Protection of Patents and Proprietary Rights" and "Item 3. Legal Proceedings."


Insulin

           Insulin is a polypeptide hormone essential for the control of blood glucose levels that is frequently administered to patients suffering from diabetes mellitus, a metabolic disorder characterized by hyperglycemia resulting from relative or absolute insulin deficiency. Biosynthetic recombinant human insulin is currently manufactured by two processes: in E. coli (Eli Lilly and Company and Hoechst AG) or in yeast (Novo-Nordisk A/S). BTG has developed a proprietary expression system and a purification process to efficiently produce recombinant human insulin in E. coli. Patent applications relating to this process have been filed in many countries. BTG's insulin is identical to naturally-occurring human insulin and does not differ from commercially-available insulins in terms of purity or biological activity.

           In January 1999, the Company entered into a technology transfer and license agreement with Akzo Nobel's wholly owned subsidiary, Diosynth b.v., for the Company's recombinant human insulin. The license grants Diosynth rights to the product in most countries of the world. Under the terms of the agreement, BTG will transfer its recombinant human insulin technology to Diosynth and Diosynth will manufacture the product in bulk form for the licensed territory. Another Akzo Nobel subsidiary, Organon, may in certain instances finish the bulk and market it in finished form. BTG will receive license fees linked to the achievement of certain milestones and royalties on all commercial sales of the product.

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


Androtab-SL (sublingual testosterone)

           Androtab-SL is the Company's sublingual testosterone product for the treatment of hypogonadism. Hypogonadism is associated with diminished libido and sexual function, loss of muscle mass, bone loss and other conditions.

           Testosterone for the treatment of hypogonadism is currently administered by deep intramuscular injection, transdermal patch or orally. It is estimated that only 60,000 to 70,000 men, of a potential 200,000 to 400,000 who suffer from hypogonadism, are currently being treated. The Company believes this is primarily a result of patient and doctor dissatisfaction with existing products. Injections are painful and may cause mood swings, and orally-active synthetic androgens have been reported to be toxic to the liver. The currently available transdermal patches, which are designed to be worn either on shaven scrotal skin or alternating sites on the back, hip and abdomen, are reported to cause skin irritation. The Company believes its sublingual formulation offers distinct advantages over the competition, because it is painless, discreet, non-toxic to the liver and easy to use.

           In 1996, the Company completed a multicenter Phase III clinical trial of the product for the treatment of hypogonadism. Results indicate that the Androtab-SL product can effectively deliver native testosterone without reported adverse effects. The men in the study reported restoration of libido and potency. The Company's NDA was filed with the FDA in October 1996. In January 1998, the FDA completed its review and found the information submitted inadequate for approval. The Company and the FDA are in discussions regarding the development of additional clinical data that will be needed to more fully establish safety and efficacy of a sublingual regimen.

           In 1986, the Company obtained a license from the National Technical Information Service ("NTIS"), an operating unit of the United States Department of Commerce, under a U.S. patent relating to a method of treating a human by sex hormone addition using a formulation of a hormone, such as testosterone, and another compound (the "NTIS License"). This license was later amended to include such formulation as defined by a claim in a related patent which became involved in a patent interference in the U.S. with a patent application belonging to Janssen N.V. ("Janssen") (the "NTIS Interference"). The Company is currently using such a formulation in its Androtab-SL sublingual testosterone product for the treatment of hypogonadism. See "--Patents and Proprietary Rights."


Fibrimage (thrombus-imaging agent)

           Fibrimage (formerly called Imagex) is a novel agent for detection of thrombi and blood clots in patients suffering from deep vein thrombosis or pulmonary embolism. Deep vein thrombosis, which results from the development of thrombi, causes a reduction in the venous blood flow. Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs. Fibrimage consists of a genetically-engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag. Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. The Company, in collaboration with the Frosst Radiopharmaceuticals Division (the "Division") of Merck Frosst Canada Inc. ("Merck Frosst"), a subsidiary of Merck & Co., Inc., completed a pilot study outside the United States to test the safety and efficacy of Fibrimage in humans. In this trial, consisting of 62 patients suspected to be suffering from deep vein thrombosis, the specificity and sensitivity of clot detection by the product was confirmed. The Company has issued patents covering Fibrimage in the United States, Australia, New Zealand and Russia. Additionally, the European Patent Office (EPO) patent has been allowed and is due to enter the national phase in 13 European countries during 1999. In August 1994, worldwide rights to the polypeptide were licensed to Merck Frosst for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism. Merck Frosst filed an IND with the Canadian Bureau of Biologics in April 1996. The Division and all rights to Fibrimage were acquired by DRAXIS Health Inc. in September 1997. DRAXIS successfully completed a Phase I study of Fibrimage in Canada in December 1997, and is currently concluding a Phase II study.


OxSODrol (human superoxide dismutase)

           The Company has developed a process for manufacturing a fully active analog of human copper/zinc superoxide dismutase ("SOD"), which neutralizes oxygen free-radicals. Many premature babies are deficient in naturally occurring SOD, and the high concentrations of oxygen that premature babies require are believed to be involved in generating excess oxygen free-radicals in the lungs, causing permanent lung injury at the cellular level. In February 1993 BTG initiated a Phase I human clinical study, which was completed in December 1993, related to the use of SOD to prevent bronchopulmonary dysplasia ("BPD"), a chronic lung disease that develops following treatment with oxygen and mechanical ventilation of premature infants who experience respiratory distress. The Company completed a Phase I(b) study of the safety of repeated doses, and on the basis of this study, a multicenter double blind Phase III clinical efficacy and safety trial involving 360 patients commenced in January 1997. In November 1997, an independent Data Safety and Monitoring Committee (the "Committee"), comprised of three renowned professors of pediatrics and a statistician, announced that, based on its review of safety data on the first 100 patients in the trial, it had found no evidence to suggest any significant safety concerns and recommended continuation of the trial. In early 1998, the Committee, which did not review efficacy data on the first 100 patients, conducted a second interim analysis on the first 180 patients who completed treatment to review both safety and efficacy data. In February 1998, the Committee informed BTG that it wished to expand its analysis and include the data collected on all 298 neonates enrolled in the study through February 1, 1998, in order to determine if the additional data impact the demonstration of safety and efficacy. In addition, the Committee determined that neonates currently receiving treatment should complete the study as specified in the trial protocol, but that further enrollment of neonates into the trial be temporarily suspended. The expanded evaluation was completed in the second quarter of 1998 and revealed no reduction in the combined incidence of BPD and death at 28 days in neonates treated with OxSODrol. However, based on preliminary data from the earlier Phase I investigations, which suggested a delayed neuroprotective effect in neonates treated with OxSODrol, and in consultation with the FDA, the current trial is continuing as a Phase II study with preservation of blinded treatment assignments. The incidence of pulmonary and neurologic complications in the placebo and OxSODrol treated groups will be assessed at one year corrected postnatal age. This data is expected to be available for analysis in June 1999.

           In January 1995, OxSODrol was licensed to JCR for the treatment of BPD in Japan and, in August 1997, BTG licensed to Ares Trading S.A., a member of The Ares-Serono Group ("Serono"), worldwide distribution rights (excluding the United States, Canada, Israel and Japan) for OxSODrol for the treatment of bronchopulmonary dysplasia and other respiratory indications.

           The Company holds a U.S. patent relating to intratracheal delivery of copper/zinc SOD to protect human lungs from injury due to hyperoxia and hyperventilation and is the exclusive licensee of a U.S. patent directed to the DNA encoding copper/zinc SOD. A U.S. patent assigned to the Company, which is directed to a method for producing enzymatically active human copper/zinc SOD in bacteria, is the subject of an interference action with Chiron, which also holds a U.S. patent for bacterially-produced human copper/zinc SOD. A U.S. patent application directed to SOD and assigned to BTG has recently become involved in a second interference with a Chiron patent. An Israeli patent application assigned to Chiron, which relates to copper/zinc SOD, is being opposed by the Company. See "--Risk Factors--Risk of Pending Patent Litigation" and "--Uncertainty of Protection of Patents and Proprietary Rights" and "Item 3. Legal Proceedings."


Factorex (anti-coagulant)

           A highly selective anti-coagulant, a recombinant protein Factor Xa inhibitor, trademarked Factorex, is being developed by BTG for cardiovascular applications. The blood coagulation process is a multi-step, complex cascade of reactions which ultimately lead to the formation of fibrin as an integral component of the clot. Factor Xa catalyzes the conversion of prothrombin to thrombin, which, in turn, converts fibrinogen into fibrin. By inhibiting Factor Xa, thus blocking the catalytic conversion of prothrombin, Factorex inhibits formation and deposition of fibrin in clots and permits tighter control of pathogenic thrombus generation than currently available products. The Company believes that, like other leech-derived peptides, Factorex should have very low immunogenicity in man, facilitating multiple administration. The product is manufactured via recombinant DNA technology in E. coli and is biochemically configured in a proprietary process to its active configuration. It has been shown to possess Factor Xa inhibitory activity in vitro and in pre-clinical analysis in animal models. Potential indications include prevention of deep vein thrombosis and arterial reocclusion and restenosis, as well as an adjunct to thrombolytic agents. Pre-clinical studies have been completed, and the Company has initiated process development of clinical grade material for toxicology studies. In 1998, the Company was awarded two U.S. patents relating to the DNA encoding its Factorex, expression of the Factorex polypeptide and its use. In January 1999 two more U.S. patents issued directed to the Factorex polypeptide. Additionally, the Company holds an exclusive license to other issued U.S. and European Patent Office patents relating to a Factor Xa inhibitor. Parallel patent applications owned or licensed by the Company have been granted in Australia, New Zealand and Israel and are pending in many other countries.

Uricase

           Gout occurs when uric acid accumulates in the joints. The disease causes severe pain and creates risk of kidney failure, which may lead to life-threatening complications. Current treatments for gout and related conditions are sometimes ineffective because of side effects or lack of efficacy of approved medication. PEG-uricase is a chemically modified enzyme of mammalian origin that converts uric acid to a more soluble and readily excreted product. The PEG-modified enzyme has a much longer circulating lifetime and is less likely to induce immune reactions than the unmodified enzyme. Therefore, in individuals who cannot excrete excess uric acid, the PEG uricase enzyme should effectively and efficiently eliminate excess uric acid from the body.

           In August 1998 the Company licensed exclusive worldwide rights from Duke University ("Duke") of North Carolina and Mountain View Pharmaceuticals, Inc. ("MVP"), a California company, to technology relating to polyethylene glycol ("PEG") conjugates of uricase (urate oxidase). The Company and MVP have since received a grant to develop the product from the U.S.-Israeli Binational Research and Development ("BIRD") Foundation.

           Duke has developed recombinant uricases and, together with MVP, has developed PEG conjugates of uricases to make them safer and longer acting. MVP has transferred its PEG technology to the Company, and the Company will produce PEG conjugates of uricase, undertake clinical trials and commercialize the product. The Company believes that it could receive Orphan Drug designation for the use of this product in allopurinol-resistant gout patients and others for whom current treatment is ineffective or contraindicated.


BioHy

           BioHy is a sodium hyaluronate composition developed by the Company for intra-articular injection. Such treatments are likely to reduce arthritic pain. The Company expects to conduct clinical evaluations in 1999 to examine the product's efficacy in treating osteoarthritis.


Cancer Therapies

           The Company is evaluating early stage research options for specifically attacking malignant growth. These options include (i) approaches to destroying blood vessels that are needed for growth of solid tumors and (ii) development of a cancer vaccine.


SALES AND DISTRIBUTION

           The Company markets its products on a direct basis in the United States and Israel and grants exclusive marketing or distribution rights to third parties for sales in most other countries. The Company's sales and marketing team in the United States, which was established in the second half of 1995, currently consists of 44 people. With respect to sales outside the United States, BTG's current distribution arrangements include exclusive relationships with JCR Pharmaceuticals Co., Ltd. for the sale of BTG's hGH in Japan and The People's Republic of China, the Ferring Group for the sale of BTG's hGH in Europe and the former Soviet Union, as well as with 9 other companies, covering more than 30 countries, for the sale of BTG's hGH and 19 companies, covering more than 70 countries, for the sale of BioLon.

           In substantially all of the Company's product distribution agreements, the Company grants exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements. Pursuant to these agreements, the Company supplies product at a price equal to a percentage of the distributor's net sales price, subject to a minimum price. Regulatory approvals are obtained either by the Company or by its distributors, depending on the product, the territory and the terms of the commercial agreement. The Company is generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third-party patents. See "--Risk Factors--Dependence on Third-Party Licensees."

           BTG has an agreement with Olsten Corporation, a provider of personnel to business, industry and government, home health care services and products for chronic and acute care, as BTG's exclusive wholesale and retail distributor of BTG's Oxandrin and Delatestryl products, in the United States. Olsten also offers patient reimbursement assistance for Oxandrin. Sales of Oxandrin in 1996, 1997 and 1998 were primarily to Olsten. See "--Risk Factors--Dependence on Oxandrin."

           In 1988 and 1995, respectively, the Company granted exclusive distribution rights in Japan and The Peoples Republic of China to JCR for all hGH-related pharmaceutical indications. BTG sells bulk product to JCR at a fixed price. BTG is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of any adjudgement of infringement of third-party patents. A substantial portion of the Company's hGH sales have been to JCR. See "Item 3. Legal Proceedings."

           In November 1992, the Company entered into an exclusive distribution agreement with the Ferring Group for marketing of the Company's human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Bio-Tropin is now available in 17 countries in Ferring's territory. BTG sells finished product to Ferring and receives a percentage of Ferring's net sales. Ferring has the right to purchase bulk product from BTG and formulate, vial and package the product if Ferring can obtain all required regulatory approvals. BTG is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of any adjudgement of infringement of third-party patents.

           The Company has concluded agreements for the commercialization and distribution of BioLon with several companies covering most countries in Europe and Latin America and several countries in Africa, Asia and the Far East. These agreements provide for license fees and/or royalties and most require minimum guaranteed purchases in the first years after registration and commencement of commercialization.

           In order to take advantage of the Company's distribution organization in the United States, BTG and Serono Laboratories, Inc., a member of Serono, in May 1998 entered into an agreement under which BTG will co-promote Serono's line of pediatric growth products in the United States. Under this agreement, BTG is promoting, through the Company's distribution channel, Serono's recombinant human growth hormone, Saizen(R) (somatropin [r-DNA origin] for injection) for the treatment of children with growth failure due to inadequate levels of growth hormone; Geref(R) (sermorelin acetate for injection), the first approved growth hormone releasing hormone for the treatment of idiopathic growth hormone deficiency in children; and Geref(R). The Company earns royalties on its sales of these Serono products.


RESEARCH AND DEVELOPMENT

           The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. At February 1, 1999, the Company's research and development organization comprised 79 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry. These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. Twenty four hold Ph.D. or M.D. degrees, and several have completed post-doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

           The Company applies to the Chief Scientist of the State of Israel (the "Chief Scientist") annually for research and development funding for its various projects for the coming year. The projects and amount funded each year are within the sole discretion of the Chief Scientist. There can be no assurance that the Company will be able to continue to secure additional funds from the Chief Scientist at the same levels or at all. The Company is obligated to pay royalties to the Chief Scientist for products resulting from research and development partially funded by the Chief Scientist. These royalties range from 3% to 5% on commercial sales, if any, of these products if produced in Israel, up to the amount so funded, and 4% to 6% of commercial sales, if any, if these products are produced outside Israel, up to 120% to 300% of the amount so funded. During 1996, the Company completed payment of its entire obligation for royalties to the Chief Scientist for funding of its human growth hormone development. The State of Israel has indicated its intention to reexamine certain of its policies relating to research and development grants and that funding for research and development grants may be reduced in the future.


MANUFACTURING AND SUPPLY AGREEMENTS

           The Company currently operates a GMP certified facility in Israel for production of its bulk human growth hormone, BioLon, Bio-Hep-B, OxSODrol, Factorex and insulin products, as well as the genetically-engineered portion of the Fibrimage product. The Company also operates a modern filling suite for its BioLon syringes which has undergone inspection by European and American regulatory authorities. Based on these inspections, European Device Approval (CE
Mark) was granted.

           Although a substantial portion of the hGH supplied by BTG to its distributors is in bulk form, BTG also provides distributors with fully packaged product. For these distributors, the bulk human growth hormone is formulated, filled and packed in vials by Dr. Madaus GmbH in Germany, which functions as the Company's subcontractor for manufacturing the packaged product. In addition, sterilization of the BioLon syringe is performed by Mediplast Israel Ltd., which functions as the Company's subcontractor for these purposes. The Company believes that it operates its facilities under, and is in compliance with, the FDA's good laboratory and manufacturing practices.

           The Company's Oxandrin product is currently being manufactured for BTG on an exclusive basis by Searle, which originally developed the product. The agreement with Searle provides that Searle will produce and exclusively sell to BTG all of BTG's Oxandrin requirements. The agreement requires that BTG purchase all of its Oxandrin requirements exclusively from Searle through April 1999 and 80% of its requirements for the subsequent two-year period. The agreement expires in April 2001, subject to earlier termination under certain circumstances, and may be extended by mutual agreement of the parties. The agreement provides that Searle will not produce Oxandrin for any other person prior to April 2006. The Company and Searle are currently negotiating an amendment to the supply agreement which would extend the agreement and maintain the exclusivity subject to BTG purchasing a certain minimum annual amount.

           In addition to a long term exclusive supply agreement with Searle, BTG has had an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. ("SPA") covering, if necessary, the supply of oxandrolone to BTG through at least the year 2003, contingent on certain regulatory approvals. The Company and SPA are negotiating the termination of this agreement. In February 1999, the Company entered into a supply agreement with Gedeon-Richter Ltd. ("GRL") pursuant to which GRL will supply oxandrolone to BTG on an exclusive basis provided certain annual minimum purchase requirements are met. It is anticipated that supply by GRL will begin prior to termination of the current Searle agreement. Should Searle for any reason be unable to supply Oxandrin to BTG prior to GRL obtaining the necessary approvals, BTG's business, results of operations and financial condition could be materially adversely affected. See "--Risk Factors--Dependence on Third-Party Suppliers."

           BTG has entered into a manufacturing agreement with ProCyte Corp., Kirkland, Washington and Applied Analytical Industries Inc., Wilmington, North Carolina for the manufacture of Androtab-SL.

           Bristol has manufactured Delatestryl for the Company on a purchase order basis following expiration of a supply agreement in December 1997. There can be no assurance that Bristol will continue to honor the Company's purchase orders or that the Company's supply requirements will be satisfied. Additionally, Bristol has from time to time indicated to BTG that it intends to close the facility at which it manufactures Delatestryl. The need to find a new manufacturer could affect the availability of Delatestryl.

           In February 1995, BTG-Israel was awarded ISO 9002 certification by the Standards Institution of Israel ("SII"). The certification was issued with respect to the manufacture, packaging and dispatch of BTG's pharmaceutical products for human use. ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization ("ISO") based in Geneva, Switzerland. It is equivalent to the European Community Standard EN 29002. SII is a member of an international organization, the International Quality Certification Network ("IQNet"), that encompasses quality certification institutes worldwide in a mutual recognition agreement. Receipt of the ISO 9002 certification was a significant milestone in the process of obtaining the BioLon CE mark. In August 1997, SII awarded BTG-Israel ISO 14001 certification for its Environmental Management System. The ISO 14000 series of standards, dealing with the environment and its protection, are becoming important from both a regulatory and commercial point of view.


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

           Clinical testing, manufacturing and marketing human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an IND, human clinical trials and approval of an NDA. European countries generally follow the same procedures. The EEC has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of prosecuting applications for new pharmaceutical products. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. These processes are likely to take a number of years and often involve substantial expenditures. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, primarily in the agricultural field. There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to the Company's biotechnology products.

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

           As of February 10, 1999, approximately 400 granted patents, owned or exclusively licensed by the Company, are being maintained worldwide, including 56 patents granted in the United States, 14 patents granted by the European Patent Office ("EPO") and 18 patents granted in Israel. Additionally, approximately 170 patent applications owned or exclusively licensed by the Company are pending in various countries. There can be no assurance that any of the patent applications assigned or licensed to BTG will result in granted patents, or that granted patents will not be circumvented or invalidated. The Company believes that important legal issues remain to be resolved as to the extent and scope of patent protection, and the Company expects that in certain cases litigation may be necessary to determine the validity and scope of its and others' proprietary rights. Such litigation may consume substantial resources. See "--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights" and "Item
3. Legal Proceedings."

           The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others is currently unknown. See "--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."

           The NTIS Agreement requires the Company to expend reasonable efforts and resources to develop and bring licensed products to the point of practical application by January 1, 1997, unless this period is extended by mutual agreement of the parties. The Company believes that its October 1996 filing of an NDA and its ongoing activities for Androtab-SL satisfy this requirement. The Company pays an annual maintenance fee to NTIS and will pay NTIS an administration and royalty fee of five percent of the net sales of licensed products during the exclusive period of the NTIS Agreement, except that no administration and royalty fee will be payable for direct sales of licensed products by the Company to the United States Government. NTIS has notified the Company that BTG must pay a portion of the legal fees relating to the NTIS Interference pursuant to the NTIS Agreement relating to the Company's sublingual testosterone product, Androtab-SL. The Company, which believes it is not obligated to pay these fees, is currently in discussions with the NTIS. There can be no assurance as to the outcome of these discussions. The Company has a know-how license in the U.S. and a patent license outside the U.S. from Janssen relating to sublingual formulations of the compound and testosterone. The Company believes Janssen and NTIS have reached an agreement concerning the settlement of the NTIS Interference whereby each will respect the existing U.S. licenses of the other. The NTIS Interference is continuing and the exact scope of protection, if any, will be assessed based on the scope of any claims that may be granted at the conclusion of the NTIS Interference. The Company does not expect the patents licensed under the NTIS Agreement will prevent other companies from introducing sublingual steroid replacement products using other delivery systems in the United States or similar delivery systems outside the United States. See "--Products and Applications--Androtab-SL."

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


EMPLOYEES

           As of February 1, 1999 the Company had 271 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing activities, including 36 who hold Ph.D. or M.D. degrees. In addition, the Company has consulting arrangements with scientists at various institutions and universities in the United States and Israel.

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

           Dependence on Oxandrin. Approximately 64%, 96% and 87% of the increase in the Company's product sales in 1996, 1997 and 1998 resulted from increasing sales of Oxandrin, which the Company relaunched in the United States in December 1995. Sales of Oxandrin in 1996, 1997 and 1998 amounted to approximately $15.1 million, $27.9 million and $40.5 million, respectively, representing 37%, 52% and 59%, respectively, of the Company's total product sales in those periods. Oxandrin is facing increasing competition from other products, including human growth hormone, and there can be no assurance that such sales increases will continue. A substantial number of users of Oxandrin are patients with AIDS and as more successful treatments for this disease, such as protease inhibitors, are developed, the need to use Oxandrin by these patients may be reduced. Although the Company is working to expand the use of Oxandrin to treat other conditions covered by the product's current FDA approval, such as the treatment of weight loss suffered by burn victims and persons suffering from weight loss associated with non-healing wounds, chronic obstructive pulmonary disease and cancer, there can be no assurance that the Company will be successful in its efforts. Additionally, there are no patents covering Oxandrin and there can be no assurance that others will not introduce an oxandrolone product.

           Dependence on Third-Party Suppliers. The Company is dependent on third parties for the manufacture of Oxandrin and Delatestryl and the filling and vialing of its Bio-Tropin product. Although the Company is a party to an exclusive supply arrangement with Searle, and an alternative exclusive supply agreement with GRL, covering the supply of Oxandrin to BTG through at least the year 2003, there can be no assurance that Searle will continue, or that GRL will be able, to provide the Company with sufficient supplies of Oxandrin to satisfy its future needs. Bristol has manufactured Delatestryl for the Company pursuant to an agreement which expired in December 1997. There can be no assurance that Bristol will continue to honor the Company's purchase orders or that the Company's supply requirements will be satisfied. Additionally, Bristol has from time to time indicated to BTG that it intends to close the facility at which it manufactures Delatestryl. The need to find a new manufacturer could affect the availability of Delatestryl. In addition, the Company is dependent on Dr. Madaus GmbH ("Dr. Madaus") to fill and vial the Company's Bio-Tropin product. Any failure of Searle and GRL, Bristol or Dr. Madaus to fulfill its obligations to the Company could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurance that the Company would be able to find an alternative supplier for any of Searle and GRL, Bristol or Dr. Madaus if they were unable or unwilling to fulfill their obligations to the Company. See "--Manufacturing and Supply Agreements."

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

           Risk of Pending Patent Litigation. To date, the Company has been, or currently is, party to several administrative and legal proceedings relating to its technologies, products and patents and the patents of others. Genentech, Inc. ("Genentech") has alleged that the Company's human growth hormone ("hGH") product infringes various Genentech patents and has obtained a preliminary injunction prohibiting the commercial introduction of the Company's human growth hormone in the United States. It is currently anticipated that this lawsuit will be tried beginning in October 1999. There can be no assurance that Genentech will not be successful in prosecuting similar infringement claims in one or more other countries in which BTG's human growth hormone product is being sold. If the Company's hGH is found to infringe certain Genentech patents in one or more other countries, the Company and/or its distributor(s) may be obligated to pay damages, and would need to obtain a license from Genentech in order to continue sales of hGH. There can be no assurance that such a license will be granted by Genentech, or that the Company's distributor(s) will not be required to stop selling the Company's hGH.

           Additionally, BTG's patent covering a method for producing enzymatically active human copper/zinc superoxide dismutase ("SOD") in bacteria is currently the subject of an interference action with Chiron Corp. ("Chiron") in the United States Patent Office Board of Patent Appeals and Interferences. An additional interference action has been declared between an application owned by BTG and a U.S. patent issued to Chiron for a bacterially produced form of recombinant human copper/zinc SOD. Unless BTG is able to prevail in these actions or obtain a license from Chiron, BTG may be unable to commercialize its OxSODrol product in the United States. BTG is also engaged in litigation with Biogen, Inc. ("Biogen") relating to the compulsory license granted to BTG which allows BTG to produce its Bio-Hep-B vaccine in Israel and to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. If Biogen is successful in overturning the compulsory license, BTG will not be able to manufacture its Bio-Hep-B vaccine in Israel. See "Item 3. Legal Proceedings."

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

           Variability of Operating Results. Revenue has in the past and may in the immediate future continue to display significant variations due to the level of sales of existing products, the introduction of new products and new research and development contracts and licensing arrangements, the completion or termination of those contracts and arrangements, the timing and amounts of milestone payments and the timing of regulatory approvals of products. The Company's continued profitability will be dependent on its success in developing, obtaining regulatory approvals for and effectively marketing its products. The annual cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuances of Common Stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Capital Needs. The development and commercialization of products requires a substantial amount of funds. The Company's cash requirements are currently satisfied primarily through product sales. Historically, cash requirements were satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects and (v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy the Company's cash requirements. The Company believes that its current cash resources, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur.

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

           Uncertainty of Healthcare Reimbursement. The Company's ability to successfully commercialize human therapeutic products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for the realization of an appropriate return on its investment in product development. Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for use of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of the Company's healthcare products, the market acceptance of these products would be adversely affected. In addition, in recent years a number of federal and state healthcare reform proposals have been introduced to contain healthcare costs. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on the Company. Regulatory approval of prices is also required in most countries outside the United States. In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell the product for more than a certain price in that country. There can be no assurance that the establishment of a price in one European country will not have the practical effect of requiring the Company's marketing partners to sell the product in other European countries at no higher than such price. Because BTG generally supplies product to its marketing partners for a specified percentage of net sales, there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on the Company's investment in its products or even cover the Company's manufacturing costs for such product.

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

           Risk of Operations in Israel. The Company's primary research, development and production operations are at this time conducted in Israel by its wholly-owned subsidiary BTG-Israel and can be affected by economic, military and political conditions in that country and in the Middle East in general. The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the dollar. The rate of inflation (as measured by the consumer price index) was approximately 11% in 1996, 7% in 1997 and 9% in 1998, while the Shekel was devalued by approximately 4%, 9% and 18%, respectively. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1996, but a decrease in 1997 and 1998. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

           Risk of Product Liability. The testing and marketing of the Company's products entail risk of product liability. Although the Company has so far been able to obtain indemnification from pharmaceutical companies commercializing its products, there can be no assurance that other such companies will agree in the future to indemnify the Company for other of the Company's products or that such companies will, if obligated to do so, have adequate resources to fulfill their indemnity agreements. Further, to the extent the Company elects to test or market products independently, it will bear the risk of product liability directly. The Company presently has $15,000,000 of product liability insurance coverage in place. Any successful product liability claim made against the Company could substantially reduce or eliminate any stockholders' equity the Company may have and could have a significant adverse impact on the future of the Company.


           Volatility of Share Price. The market prices for securities of biotechnology companies, including the Company, have been volatile, and it is likely that the price of the Common Stock will fluctuate in the future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, announcements by the Company or its competitors of results in preclinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, and market conditions in general may have a significant impact on the market price of the Common Stock. In addition, the market price of the Common Stock could be adversely affected by future exercises of outstanding warrants and options. At December 31, 1998 options and warrants to purchase an aggregate of approximately 6,332,000 shares and 406,000 shares, respectively, of Common Stock were outstanding. A substantial portion of these options have exercise prices below the current market price of the Common Stock. Additionally, all of the shares of Common Stock issuable upon exercise of these outstanding options and warrants have been registered for resale under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction. In addition, the Company may issue additional stock, warrants and/or options to raise capital in the future. The Company may also issue additional securities in connection with its employee benefit plans. During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. The exercise of such options and warrants may have an adverse effect on the market value of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional equity financing. To the extent the exercise prices of such options and warrants are less than the net tangible book value of the Common Stock at the time such options and warrants are exercised, the Company's stockholders will experience an immediate dilution in the net tangible book value of their investment. Further, the future sale of a substantial number of shares of Common Stock by existing stockholders and option and warrant holders may have an adverse impact on the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

EXECUTIVE OFFICERS OF THE COMPANY

           The executive officers and key personnel of the Company are as follows:


Name                                                             Age              Positions
----------------------------------------------------          ----------          --------------------------------------------------
Sim Fass ...........................................              57              Chairman of the Board, President, Chief
                                                                                  Executive Officer and Treasurer; President of
                                                                                  BTG-Israel; Director

Norman Barton, M.D., Ph.D...........................              51              Senior Vice President--Chief Medical Officer

Zvi Ben-Hetz........................................              53              Vice President--Operations and Logistics,
                                                                                  BTG-Israel

Lawrence Brown......................................              40              Vice President--Business Development

Meir Fischer, Ph.D..................................              58              Vice President--Process Development, BTG-
                                                                                  Israel

Donald Fishbein.....................................              44              Vice President--Marketing

Marian Gorecki, Ph.D................................              58              Senior Vice President--Chief Technical
                                                                                  Officer; Managing Director, BTG-Israel

Abraham Havron, Ph.D................................              51              Vice President--Product Development and
                                                                                  Technology Transfer, BTG-Israel

Dov Kanner, Ph.D....................................              45              Vice President--Quality Assurance and
                                                                                  Regulatory Affairs, BTG-Israel

Ernest Kelly, Ph.D..................................              49              Senior Vice President--Quality Assurance,
                                                                                  Quality Control and Regulatory Affairs

Avigdor Levanon, Ph.D...............................              52              Vice President--Research, BTG-Israel

John Librie.........................................              41              Vice President--National Sales

Amos Panet, Ph.D....................................              57              Chief Scientist--BTG-Israel

Annmarie Petraglia..................................              60              Vice President--Regulatory Affairs

Robert Shaw.........................................              45              Vice President--General Counsel

Ronald Simko........................................              48              Vice President--Manufacturing

Yehuda Sternlicht...................................              44              Vice President--Finance, Chief Financial
                                                                                  Officer

Yehuda Zelig........................................              46              Vice President--Manufacturing, BTG-Israel

--------------

           Sim Fass was elected a Director and Treasurer of the Company in August 1983 and served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987 and as President of BTG-Israel from May 1984. Dr. Fass became President and Chief Executive Officer of the Company in May 1984 and Chairman of the Board in March 1997. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care-related products. Prior to that, he held various positions at Pfizer Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceutical, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and Group Marketing Manager of Pfizer Laboratories. Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

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

           Zvi Ben-Hetz joined BTG-Israel in December 1980 as facility manager. His work included the organization and construction of the manufacturing facility and logistics system of the Company in Israel. Between 1986 and 1988, he headed the unit involved in the construction of the present facility in Israel. In 1988, he was appointed Operations and Logistics Manager of BTG-Israel and in 1992 was appointed Vice President--Operations and Logistics of BTG-Israel. From 1976 until he joined BTG-Israel, Mr. Ben-Hetz worked at the Volcani Institute, the National Institute for Agriculture Research in Israel, as a Junior Agricultural Engineer.

           Lawrence Brown joined the Company in October 1998 in the newly created position of Vice President --Business Development. Prior to joining the Company, Mr. Brown was employed by Centocor, Inc. from April 1987 to October 1998 in several capacities, most recently as Director, Business Development.

           Meir Fischer, Ph.D. was appointed to the newly-created position of Vice President--Process Development of BTG-Israel in January 1998. Dr. Fischer joined BTG-Israel in 1981 as group leader, served as Assistant Director of the Molecular Biology Department from 1984 to 1988, and as Department Head from 1988 to 1994 in the Research Division, and Department Head of Process Development from 1994 to 1997 in the Division of Manufacturing and Process Development. Dr. Fischer obtained his Ph.D. in Biochemical Genetics and Microbiology from Indiana University in 1974 and subsequently did post-doctoral research in the Department of Biochemistry of Duke University and at Burroughs Wellcome Company.

           Donald Fishbein joined BTG as Director of Marketing in June 1995 and was appointed Vice President--Marketing in July 1998. Prior to joining BTG, Mr. Fishbein spent four years as Director of Marketing Planning for Wyeth-Ayerst Laboratories. Prior to Wyeth-Ayerst Laboratories, Mr. Fishbein spent four years with Genentech, three years with the McNeil Pharmaceuticals division of Johnson & Johnson and four years with SmithKline Beecham Clinical Laboratories in various marketing, strategic planning and market research positions.

           Marian Gorecki, Ph.D. has served as Senior Vice President--Chief Technical Officer of the Company since June 1992 and as Managing Director of BTG-Israel since May 1998. Prior thereto, he served as Vice President and Chief Technical Officer of BTG-Israel from 1986 and as Vice President, Research and Development of BTG-Israel since August 1981. Prior to that, he was on the staff of the Weizmann Institute of Science for twelve years, during which time he was an associate professor for two years. Dr. Gorecki received his Ph.D. in biochemistry from the Weizmann Institute of Science in 1972. He has broad experience in the fields of molecular biology and genetic engineering as well as in peptide protein chemistry. Dr. Gorecki served as a director of the Company from June 1992 through December 1994.

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

           Ernest Kelly, Ph.D. joined the Company in February 1996 in the newly created position of Senior Vice President--Quality Assurance, Quality Control and Regulatory Affairs. Prior to joining the Company, he was Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer Inc. ("RPR"). From 1979 to 1996, Dr. Kelly served in various positions at RPR in both research and development and industrial operation quality assurance. Prior to joining RPR, he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions. Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics at Temple University.

           Avigdor Levanon, Ph.D. joined BTG-Israel in 1980 as group leader, served as Head of the Molecular Biology Department from 1983 to 1995 and as assistant to the Chief Scientist from 1995 to 1998. In October 1998 Dr. Levanon was appointed to the newly-created position of Vice President--Research of BTG-Israel. Dr. Levanon obtained his Ph.D. in Medical Virology and Microbiology from The Tel-Aviv University Medical School in 1977 and subsequently did post-doctoral research at the Institute of Molecular Biology of Zurich University.

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

           Robert Shaw joined the Company in April 1998 as Vice President--General Counsel. Prior to joining BTG, Mr. Shaw was Vice President, Intellectual Property and Assistant Secretary at BASF Corporation. From 1984 to 1989, he was Associate General Counsel at Hoechst-Celanese Corporation. Between 1979 and 1984 he held Associate positions at the Fish & Neave and Synnestvedt & Lechner law firms. Mr. Shaw has a J.D. from Washington University School of Law. He is admitted to the Bar in New York, Pennsylvania and Missouri.

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

           Yehuda Zelig joined BTG-Israel in March 1983 as research assistant. In 1988 he was appointed as Manager-Protein Purification of BTG-Israel, and from 1989 to 1994 he served as Manager of BTG-Israel's Protein Purification Department. In 1994 Mr. Zelig was appointed Head of the Manufacturing Department of BTG-Israel and in September 1995 he was appointed Director of Manufacturing of BTG-Israel. In January 1998, Mr. Zelig was appointed Vice President--Manufacturing of BTG-Israel.

           William Pursley resigned as the Company's Senior Vice
President--Marketing, Sales and Commercial Development effective March 31, 1999.


ITEM 2.  PROPERTY

           The Company's administrative offices are located in Iselin, New Jersey, where the Company has leased approximately 23,000 square feet of office space. The lease has a base average annual rental expense of approximately $415,000 and expires in October 2003. In addition, the Company leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities. This lease expires in September 2003. The Company's research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 89,000 square feet at an annual rental of approximately $1,009,000. The lease term expires in December 2002. BTG also leases 5,000 square feet of warehouse space near its research and manufacturing facility. Although the Company believes its space is suitable and adequate for its current activities, the Company has determined that it will require a new, larger manufacturing facility in Israel within the next several years to meet anticipated increased demand for its products and increased regulatory requirements. Accordingly, the Company is currently in negotiations to purchase a manufacturing facility in Israel for approximately $6.5 million. The Company will initially locate its production activities for Bio-Hep-B and Fibrimage at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by the end of 2000.


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

           On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York (the "U.S. District Court") seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of such Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the

New York action, and in August 1995 the U.S. District Court granted a preliminary injunction prohibiting the commercial introduction in the United States of BTG's hGH. In April 1996, the CAFC rejected BTG's appeal of the grant of the preliminary injunction. In May 1996, the CAFC rejected BTG's request for a rehearing and a rehearing en banc. BTG filed a petition for a writ of certiorari with the United States Supreme Court, which was denied in October 1996. BTG is now precluded from marketing and distributing its human growth hormone in the United States pending the outcome of the patent infringement action. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that BTG will not be found to be infringing Genentech's U.S. patents. If BTG is ultimately found by the district court to infringe one or more claims in Genentech's U.S. patents, it likely will be precluded from selling its hGH in the United States during the life of these Genentech patents. It is anticipated that a trial in the U.S. District Court will begin in October 1999. During 1995, the Company incurred total legal fees relating to this litigation of approximately $824,000, which amount was initially capitalized but subsequently written off in the first quarter of 1996 following the CAFC decision.

           In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR's sale of the Company's hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of the Company's hGH in Japan. JCR and BTG have filed oppositions to five Genentech patent applications in Japan; oppositions with respect to four of these patents were denied and the fifth is pending. There can be no assurance that the pending opposition will be successful. Although the Company does not believe that it is infringing or has ever infringed any valid Genentech patent or patent application, there can be no assurance that BTG's hGH will not be found to infringe certain Genentech patents in Japan. If the Company's hGH is found to infringe certain Genentech patents in Japan, JCR and/or the Company may be obligated to pay damages, and would need to obtain a license from Genentech in order to continue sales of hGH in Japan. There can be no assurance that such a license will be granted by Genentech, or that JCR will not be required to stop selling the Company's hGH in Japan. Sales of hGH to JCR in 1996, 1997 and 1998 were approximately $12.9 million, $10.1 million and $11.1 million, respectively, representing 32%, 19% and 16%, respectively, of the Company's total product sales in those periods and 71%, 60% and 64%, respectively, of the Company's total hGH product sales in those periods. BTG expects sales of its hGH in Japan to increase significantly as a result of Sumitomo beginning to market the Company's hGH in Japan in 1999.

           During 1991, BTG received notification from the United States Patent Office Board of Patent Appeals and Interferences (the "Patent Office") of the declaration of an interference between an issued patent assigned to BTG covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron which claims an earlier filing date. While BTG is vigorously defending its patent, it cannot predict the outcome of such interference. However, should BTG's patent be disallowed and a corresponding patent be issued to Chiron, BTG's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, BTG could seek a license to market under Chiron's patent, which may or may not be available. Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD. At BTG's request, the Patent Office in 1998 declared a second interference to determine whether BTG rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that BTG scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria. Unless BTG is able to prevail in these interference actions or to obtain a license from Chiron, BTG may be unable to commercialize its OxSODrol product in the United States. These matters are currently under consideration by the Patent Office. BTG and Chiron are currently in discussions to settle these interference actions. In addition, the Israeli Patent Office has accepted a Chiron patent application covering a DNA construct having certain specified functions for expression of active copper/zinc SOD and a method for production of active copper/zinc SOD in a microorganism harboring this construct. BTG is opposing the grant of this patent; however, there can be no assurance that this opposition will be successful. If the opposition is unsuccessful, BTG may be precluded from manufacturing OxSODrol in Israel. In March 1993, the United States Patent Office issued a patent exclusively licensed to BTG containing broad claims for the gene encoding human copper/zinc SOD, related recombinant expression vectors and genetically engineered cells containing the gene. BTG believes that Chiron could not commercialize its yeast-produced SOD product in the United States without infringing this patent.

However, the issuance of this patent does not assure BTG's ability to commercialize its OxSODrol product. See "Item 1. Business -- Products and Applications -- OxSODrol (human superoxide dismutase)."

           In September 1991, the Company received a letter from Biogen stating that it believed that the Company's recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of the Company's Bio-Hep-B vaccine, or the Company's intermediates for the process of making such antigen, falls within the claims of one or more of Biogen's patents and/or patent applications. The Company has made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen's hepatitis-B patents except those in Japan) requesting that the Company be granted a license to the Biogen patents; however, such efforts were not successful.

           In January 1992, BTG-Israel filed an application in the Israeli Patent Office for a compulsory license to manufacture BTG's Bio-Hep-B vaccine under Biogen's Israeli patent. In September 1995, the Registrar ruled in an interlocutory decision that BTG-Israel is entitled to a compulsory license to the Biogen patent. Biogen's appeal of the interlocutory decision was rejected. In November 1996, the Registrar set the terms of the license, including royalties to be paid by BTG to Biogen. Biogen appealed the Registrar's decision to the District Court of Tel Aviv, Israel, and moved for a stay of the license, which was granted ex parte pending hearings with both parties. Following hearings which took place in December 1996, Biogen's motion was denied in January 1997; however, the ex parte stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and in June 1997 the District Court denied Biogen's appeal and subsequent motion for a stay pending Biogen's appeal of the District Court decision to the Supreme Court on the merits. In March 1998 the Supreme Court granted Biogen the right to appeal the District Court's decision. The Court determined that the appeal proceedings would be in the form of written submissions, and the Company and Biogen concluded their respective submissions in early 1999. In the absence of any action by the Supreme Court, the compulsory license is now effective and allows BTG-Israel to produce the vaccine in Israel upon receipt of regulatory approval and to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. There can be no assurance that the compulsory license will not be subsequently revoked by the Israeli Patent Office or by the Supreme Court. If the compulsory license is revoked, BTG may not be able to manufacture or sell its Bio-Hep-B vaccine in Israel or to export such product from Israel unless the Biogen patent expires or is revoked. Biogen's Israeli patent expires in December 1999.

           In August 1992, Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which is the subject of the compulsory license) by virtue of its preparation of BTG's Bio-Hep-B vaccine for use in clinical trials, and applied for an interlocutory injunction restraining BTG-Israel from continuing research and development activities and clinical trials. In June 1993, the District Court of Tel Aviv, Israel denied Biogen's application for an interlocutory injunction in connection with research and development and clinical trials, but enjoined BTG-Israel from commercial marketing of its Bio-Hep-B vaccine unless permitted by Biogen or its exclusive licensee, until a compulsory license is obtained, or until the patent expires or is revoked. With the grant of the compulsory license, Biogen and BTG agreed to suspend the infringement suit until a decision is rendered on Biogen's appeal to the Supreme Court of the grant of the compulsory license. Biogen has notified the District Court that if the compulsory license is upheld by the Supreme Court, it will withdraw the infringement suit. If, however, the infringement proceedings continue, there can be no assurance that the outcome of these proceedings will be favorable to BTG. An outcome unfavorable to BTG may adversely affect the ability of BTG to commercialize and market the Bio-Hep-B vaccine. See "Item 1. Business -- Products and Applications -- Hepatitis-B Vaccine."

           The Company has been advised by SciGen, its Bio-Hep-B licensee in certain countries in the Far East, that in April 1993 Biogen initiated suit against SciGen in Singapore asserting that SciGen's conduct of clinical trials in Singapore with respect to the Company's hepatitis-B vaccine constitutes infringement of Biogen's patent rights in Singapore and claiming rights in the data obtained by SciGen through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993. SciGen notified the Company that the application for the injunction was dismissed by the High Court in September 1994, but Biogen has not withdrawn its case against SciGen in Singapore. Biogen's Singapore patent rights are based on the registration of its corresponding U.K. patents, and the validity of patents in Singapore depends on the validity of the corresponding U.K. patents. Biogen's broad U.K. patent (on which Singapore registration is based) was invalidated by the U.K. Court of Appeals in October 1994, which decision was upheld by the House of Lords in October 1996. Biogen is currently attempting to have amended claims allowed. Additionally, three claims of a narrower U.K. patent were upheld. The Company believes that none of these claims will affect commercialization of the Company's vaccine, although there can be no assurance of this. The Company is aware that certain other patents have been granted or are pending that may prevent the Company from selling its vaccine in the United States, Europe and certain other countries. The Company's failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the Bio-Hep-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires. The ability of the Company to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

           Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone were accepted in 1983 (two) and 1985 (one). BTG is opposing the grant of these patents. Two of these patent applications expired during 1998 without ever being granted. The third of these three Israeli applications, which will expire in June 2000, corresponds to the two U.S. patents which are the subject of the complaint asserted by Genentech against BTG in the United States District Court in Delaware (subsequently consolidated with related proceedings in New York). Hearings before the Israel Registrar of Patents have now been set for June 1999. There can be no assurance that BTG will be successful in its opposition to the grant of this patent. If BTG is unsuccessful in its opposition in Israel, then BTG may be unable to manufacture its products in Israel.

           Additionally, in 1984 an Israeli patent application of Biogen which relates to expression vectors was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to the grant of this patent. If BTG is unsuccessful in its opposition in Israel, then BTG may be unable to manufacture its products in Israel.

           The Company has also initiated proceedings in Israel, Europe and Japan to oppose the grant to several of its competitors of patents relating to vector systems, and may oppose corresponding patents in other jurisdictions. Although the outcome of these proceedings cannot be predicted with certainty and will likely not be determined for several years, the Company believes that the outcome will be favorable, although there can be no assurance of this. The Company is aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being developed by the Company. The Company cannot presently assess the effect, if any, that these patents may have on its operations. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on the Company or would force the Company to obtain licenses from others is currently unknown. See "Item
1. Business--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

                                                                PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

     The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol BTGC. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock from January 1, 1997 through December 31, 1998 as reported by the Nasdaq National Market.



           1997                                          High             Low
           ----                                         -------         -------
           First Quarter............................... $ 17.75         $ 11.88
           Second Quarter..............................   16.50           11.88
           Third Quarter...............................   15.62            9.81
           Fourth Quarter..............................   15.37           10.62

           1998
           ----
           First Quarter............................... $ 13.75         $ 7.81
           Second Quarter..............................    9.19           7.00
           Third Quarter...............................    8.31           4.50
           Fourth Quarter..............................    7.50           5.62


           The number of stockholders of record of the Company's common stock on March 15, 1999 was approximately 1,700.

           The Company has never declared or paid a cash dividend on its common stock, and it is not expected that cash dividends will be paid to the holders of common stock in the foreseeable future.

ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          For the year ended December 31,
                                                     ----------------------------------------------------------------
                                                      1994(1)     1995(2)(3)       1996(4)       1997(5)          1998
                                                     ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total revenues...............................       $ 17,440       $ 27,960      $ 47,738      $ 65,335      $ 76,855
Total expenses...............................         26,359         24,544        36,798        44,152        52,106
Extraordinary gain...........................          1,500          1,363           --            --            --
Net income (loss)............................         (7,419)         4,779        22,915        14,478        17,739
Extraordinary gain per share.................           0.04           0.03           --            --            --
Net income (loss) per share:(5)
  Basic......................................         (0.19)           0.11          0.52          0.31          0.37
  Diluted....................................             --           0.11          0.47          0.28          0.36
Weighted average shares
  outstanding:(5)
Basic........................................         38,725         43,174        44,195        46,767        48,184
Diluted......................................             --         43,784        48,259        51,916        49,848


                                                                             As of December 31,
                                                    -----------------------------------------------------------------
                                                        1994           1995          1996         1997         1998
                                                    -----------------------------------------------------------------
BALANCE SHEET DATA:

Working capital..............................       $ 13,652       $ 15,309      $ 40,626     $  68,271      $110,359
Total assets.................................         32,340         33,679        73,575        95,413       142,595
Long-term liabilities........................          1,389          3,641         3,927         3,975         3,818
Stockholders' equity.........................         23,182         25,689        60,558        82,858       122,977

-------------------------------------

(1) Net loss and net loss per share include an extraordinary gain of $1,500,000 and $0.04, respectively, resulting from the early extinguishment of debt incurred in connection with BTG's reacquisition of human growth hormone marketing rights for Europe.

(2) In 1995, BTG terminated its research and development financing arrangement with Bio-Cardia Corporation ("Bio-Cardia"), entered into in December 1993, pursuant to which BTG had licensed rights to certain products to Bio-Cardia and Bio-Cardia had engaged BTG to perform research and development services with respect to such products. In connection with the termination of the relationship, BTG reacquired all rights licensed to Bio-Cardia. The relationship with Bio-Cardia had a significant effect on the Company's financial results in 1995, as follows: (i) revenues include $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of warrants to purchase 2,670,000 shares of the Company's Common Stock issued by BTG in connection with the financing with Bio-Cardia which were subsequently obtained by Bio-Cardia from its defaulted stockholders in partial satisfaction of amounts owed by Bio-Cardia to BTG for research and development; and (ii) expenses include research and development financing expenses of $806,000, representing the net funds provided to Bio-Cardia by BTG in respect of an exchange offer and the deferred revenues received from Bio-Cardia prior to such exchange offer.

(3) Net income and net income per share include an extraordinary gain of $1,363,000 and $0.03, respectively, resulting from the early extinguishment of debt incurred in connection with BTG's reacquisition of human growth hormone marketing rights for the United States.

(4) Expenses include a write-off of $1,383,000 of previously capitalized legal fees and market launch preparation costs relating to the Company's human growth hormone product in the United States. See "Item 3. Legal Proceedings." In 1996, the Company reduced the valuation allowance recorded against its deferred income tax assets by $18,587,000, which resulted in an $11,975,000, or $0.24 per share, increase in net income. See Note 11 of Notes to Consolidated Financial Statements.

(5) The share and per share information for the years ended December 31, 1994, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Note 1 of Notes to Consolidated Financial Statements.

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

OVERVIEW

           The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including six products that have received regulatory approval for sale, of which five are currently being marketed, five products that are in registration or clinical trials and several products that are in pre-clinical development. The Company seeks both broad markets for its products as well as specialized markets where it can seek Orphan Drug status and potential marketing exclusivity.

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



                                                       1996        1997       1998
                                                       ----        ----       ----
Revenues:
  Product sales...................................     84.6%       82.2%      88.8%
  Contract fees...................................     10.2        12.8        3.5
  Royalties ......................................        -           -        2.8
  Other revenues..................................      2.9         2.3        1.0
  Interest and finance............................      2.3         2.7        3.9
                                                      -----        ----       ----
           Total revenues.........................      100%        100%       100%
                                                      =====        ====       ====
Expenses:
  Research and development........................     26.0%       24.4%      24.0%
  Cost of product sales...........................     15.2        13.0       14.0
  General and administrative......................     15.7        13.0       11.1
  Marketing and sales.............................     12.8        14.2       17.3
  Commissions and royalties.......................      4.2         2.5        1.2
  Interest and finance............................      0.3         0.4        0.2
  Write off in connection with litigation.........      2.9          --         --
                                                      -----        ----       ----
           Total expenses.........................     77.1        67.5       67.8
                                                      -----        ----       ----

Income before income taxes........................     22.9        32.5       32.2

Income tax (benefit) expense......................    (25.1)       10.3        9.1
                                                      -----        ----       ----

Net income .......................................     48.0%       22.2%      23.1%
                                                      =====        ====       ====



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

           The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                              Year ended December 31,
                                              -----------------------
                                              1996     1997     1998
                                              ----     ----     ----
           Oxandrin.................           37%      52%       59%
           Bio-Tropin...............            45       31       25
           BioLon...................            12       13       10
           Other....................             6        4        6
                                              ----     ----     ----
                 Total..............          100%     100%     100%
                                              ====     ====     ====

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

           The following table summarizes the Company's United States and international product sales as a percentage of total product sales for the periods indicated:

                                             Year ended December 31,
                                             -----------------------
                                             1996     1997     1998
                                             ----     ----     ----
          Domestic..................          39%       54%      64%
          Foreign...................          61        46       36
                                             ---       ---      ---
               Total................         100%      100%     100%
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


Comparison of Years Ended December 31, 1998, 1997 and 1996

           Revenues. Revenues increased 18% in 1998 to $76,855,000 from $65,335,000 in 1997, which itself represented a 37% increase over 1996 revenues of $47,738,000. Product sales increased by 27% in 1998 to $68,246,000 from $53,723,000 in 1997, following a 33% increase in 1997 from $40,356,000 in 1996.
The increase in product sales in each period was primarily driven by increased sales of Oxandrin in the United States. Oxandrin accounted for approximately 87% and 96% of the increase in product sales in 1998 and 1997, respectively. The increase in Oxandrin sales resulted primarily from the Company's increased marketing efforts and growing awareness of the product. Although sales of human growth hormone ("hGH") accounted for approximately 32% and 4% of the increase in product sales in 1996 and 1998, respectively, product sales of hGH decreased approximately 8% in 1997, primarily due to the timing of orders of bulk hGH by JCR Pharmaceuticals Co., Ltd. ("JCR"), the Company's licensee in Japan, in 1996 and 1997.

           Sales of Oxandrin in 1998, 1997 and 1996 were approximately $40,521,000, $27,904,000 and $15,098,000, respectively, representing 59%, 52%
and 37%, respectively, of the Company's total product sales in those periods. Sales of hGH in 1998, 1997 and 1996 were approximately $17,316,000, $16,745,000 and $18,218,000, respectively, representing 25%, 31% and 45%, respectively, of the Company's total product sales in those periods. Sales of hGH to JCR in 1998, 1997 and 1996 were approximately $11,056,000, $10,095,000 and $12,906,000, respectively, representing 16%, 19% and 32%, respectively, of the Company's total product sales in those periods and 64%, 60% and 71%, respectively, of the Company's total hGH sales in those periods. The decrease in sales to JCR in 1997 was principally the result of timing of orders of bulk hGH by JCR. Sales of hGH to the Ferring Group, were approximately $3,823,000, $4,520,000 and $3,162,000 in 1998, 1997 and

1996, respectively, representing 6%, 8% and 8%, respectively, of the Company's total product sales in those periods and 22%, 27% and 17%, respectively, of the Company's total hGH sales in those periods.

           For the years ended December 31, 1998, 1997 and 1996, contract fees, which consist of licensing and option to license fees, amounting to $2,686,000, $8,369,000 and $4,887,000, or 3%, 13% and 10%, respectively, of total revenues, were earned from certain of the Company's collaborative partners. Of the contract fees earned in 1998, $1,000,000, or 37% of total contract fees, was earned in respect of the license of distribution rights of BioLon in the United States, and $900,000 and $493,000, or 34% and 18% of total contract fees, respectively, were earned in respect of the Company's hepatitis-B vaccine and insulin products, respectively. Of the contract fees earned in 1997, $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's superoxide dismutase ("SOD") product for bronchopulmonary dysplasia and other respiratory indications to Ares Trading S.A. ("Serono"), $1,500,000 represents fees from the grant to SciGen Pte Ltd of a license to use BTG's technical information to establish a manufacturing facility for Bio-Hep-B and $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development. This third party subsequently determined not to pursue a license of the product for reasons that the Company believes do not relate to the safety and efficacy of the product. Of the contract fees earned in 1996, $2,500,000 was earned in respect of Silkis, of which $2,000,000 was earned in respect of a fee paid in lieu of royalties in connection with termination of a European sublicense and $500,000 was earned in connection with the license of distribution rights in the United States, $500,000 was earned in respect of the license of marketing rights of BioLon in Japan, $400,000 was earned in respect of the license of marketing rights of SOD in Japan, and $1,000,000 represents a one-time payment by a third-party for the exclusive right to evaluate one of the Company's products under development. This third-party subsequently determined not to pursue a license of the product for reasons that the Company believes do not relate to the safety and efficacy of the product.

           Royalties in 1998 consist of net royalties derived from a co-promotion agreement relating to Serono's recombinant human growth hormone, Saizen, in the amount of $1,560,000 and net royalties in respect of the Mircette product in the amount of $600,000.

           Other revenues consist primarily of funding from the Chief Scientist, which represented 100%, 99% and 98% of other revenues in the years ended December 31, 1998, 1997 and 1996, respectively.

           Interest income was $2,965,000, $1,719,000 and $1,105,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in interest income in 1998 and 1997 was derived primarily from an increase in cash balances resulting from option and warrant exercises and cash flow from operations in 1998 and 1997.

           Research and Development Expense. Expenditures for research and development were $18,450,000, $15,946,000 and $12,431,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in research and development expenditures in 1998 was primarily due to certain research and development activities as well as Phase III and post approval Phase IV clinical studies relating to OxSODrol and Oxandrin, respectively, which studies began mainly in 1997. The increase in research and development expenditures in 1997 was primarily attributable to expenses associated with the Company's Phase III clinical trials, principally for OxSODrol and new dosage formulations for Oxandrin, and post-approval Phase IV clinical studies to provide additional clinical support for the use of Oxandrin to treat disease-related weight loss conditions other than AIDS-related weight loss.

           Cost of Product Sales. Cost of product sales was $10,744,000, $8,493,000 and $7,264,000 in the years ended December 31, 1998, 1997 and 1996, respectively. The increase in each year was primarily attributable to increased product sales. Cost of product sales as a percentage of product sales was 16%, 16% and 18% in 1998, 1997 and 1996, respectively. The decrease from 1996 was primarily due to increased sales of Oxandrin as a percentage of total product sales. Oxandrin has a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

           General and Administrative Expense. General and administrative expense was $8,504,000, $8,509,000 and $7,458,000 in the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1997 was primarily due to an increase in salaries and an increase in expenses associated with public relations.

           Marketing and Sales Expense. Marketing and sales expense was $13,312,000, $9,290,000 and $6,107,000 in the years ended December 31, 1998,
1997 and 1996, respectively. These expenses primarily related to the sales and marketing force in the United States that the Company established principally in the second half of 1995 and during 1996 to promote distribution of Oxandrin in the United States. The increase in each year was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of the Company's product sales.

           Other Expense. In 1996, the Company wrote off $1,383,000 of capitalized expenses relating to human growth hormone as a result of the affirmation by the United States Court of Appeals for the Federal Circuit of a preliminary injunction obtained by Genentech prohibiting the Company from marketing its human growth hormone in the United States. The write-off consisted of legal costs related to the litigation with Genentech and hGH launch preparation costs in the United States. The remainder of other expense consisted of interest and finance charges, commissions and royalties (which consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist).

           Income Taxes. Provision for income taxes for the years ended December 31, 1998 and 1997 was $7,010,000 and $6,705,000, representing approximately 28.3% and 31.7% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that reduce the tax rate. In 1996, management determined that it had become more likely than not that the Company would realize its net deferred tax assets (other than approximately $4,096,000) and BTG therefore reduced the valuation allowance by approximately $18,587,000. The determination that the net tax asset was realizable was based on 1996 being BTG's first full year of profitability in each quarter, and the performance and penetration of Oxandrin, which was first introduced in December 1995. The Company's reversal of the valuation allowance against its net deferred tax assets resulted in a realization of income tax benefit of approximately $11,975,000, net of income tax expense, in 1996.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital at December 31, 1998, was $110,359,000 as compared to $68,271,000 at December 31, 1997.

           The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased by $102,000, $2,324,000 and $119,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

           Net cash (used in) provided by operating activities was $(7,318,000), $14,142,000 and $4,246,000 in the years ended December 31, 1998, 1997 and 1996, respectively. Net income was $17,739,000, $14,478,000, and $22,915,000 in the same periods, respectively. In 1998 the Company used cash in operating activities primarily because of an increase in accounts receivable of $40,856,000 partially offset by a non-cash provision for deferred income taxes of $6,374,000, depreciation and amortization of $3,125,000 and an increase in accounts payable of $7,295,000. In 1997, net income and net cash provided by operating activities were approximately the same, as income taxes of $6,297,000, depreciation and amortization of $2,636,000 and an increase in other current liabilities of $1,494,000 were completely offset by a $9,267,000 increase in receivables and a $1,713,000 decrease in accounts payable. In 1996, net cash provided by operating activities was substantially less than net income, primarily because of a non-cash deferred income tax benefit of

$12,435,000 and an increase in receivables and inventory of $11,926,000 and $3,210,000, respectively, resulting from increased product sales, partially offset by an increase in current liabilities of $4,676,000, depreciation and amortization of $2,745,000 and a write-off of capitalized expenses of $1,383,000.

           Net cash used in investing activities was $16,649,000, $17,672,000 and $12,759,000 in the years ended December 31, 1998, 1997 and 1996, respectively. Net cash used in investing activities included capital expenditures of $3,594,000, $3,134,000 and $2,945,000 in these periods, respectively, primarily for laboratory and manufacturing equipment and infrastructure. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

           Net cash provided by financing activities was $24,069,000, $5,854,000 and $8,632,000 in the years ended December 31, 1998, 1997 and 1996, respectively. Cash flows from financing activities were primarily affected by net proceeds from issuances of common stock of $24,069,000 (of which $17,221,000 resulted from the exercise of warrants which expired on December 31, 1998), $5,872,000 and $8,655,000 in these periods, respectively. Net proceeds from the sale of common stock result mainly from option and warrant exercises.

           The Company is currently in negotiations to purchase a manufacturing facility in Israel for approximately $6.5 million. The Company will initially locate its production activities for Bio-Hep-B and Fibrimage at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by the end of 2000. The Company expects it will cost approximately $30 million to complete the production facility (excluding the cost of purchasing the facility).

           The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments. See Notes 1c and 1e of Notes to Consolidated Financial Statements.

           The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the dollar. The rate of inflation (as measured by the consumer price index) was approximately 11% in 1996, 7% in 1997 and 9% in 1998, while the Shekel was devalued by approximately 4%, 9% and 18%, respectively. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollars in 1996, but a decrease in 1997 and 1998. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

           At December 31, 1998, intangibles, net, consist of (i) $1,299,000 (net of amortization) relating to the purchase of all rights to hGH previously licensed to The Du Pont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the IND and NDA files then pending with the FDA for the treatment of human growth hormone-deficient children, and (ii) $429,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to SmithKline Beecham Intercredit B.V.

           The Company believes that its remaining cash resources as of December 31, 1998, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements. See "Item 1. Business--Risk Factors --Capital Needs" and "--Variability of Operating Results."

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

           The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems and equipment will be able to function without disruption with respect to the application of dating systems in the Year 2000. This evaluation was completed by the end of 1998, following which the Company upgraded, replaced and tested its computer systems and equipment so as to be able to operate without disruption due to Year 2000 issues. The Company expects to complete all its remediation efforts before the end of 1999. However, there can be no assurance that any required remedial actions will be able to be completed on a timely basis. If the Company is unable to complete its remedial actions in the necessary time frame, contingency plans will be developed to address those business critical systems which may not be Year 2000 compliant.

           In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a number of third parties that provide goods, services and information to the Company. These include contract manufacturers, suppliers, licensees, vendors, research partners and financial institutions. If any of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, which systems and equipment are outside the control of the Company, it could affect the Company's ability to manufacture products or engage in normal business activities. The Company has made contact with all of its significant customers, suppliers, vendors and partners to determine the extent to which the Company is vulnerable to their failures and to ascertain their Year 2000 compliance and risk. Based on these responses, the Company believes that its significant customers, suppliers, vendors and partners will be Year 2000 compliant.

           The total cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $100,000, of which approximately $25,000 has been expended through December 31, 1998. The actual cost, however, could exceed this estimate. The Company believes that such cost will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Consolidated Financial Statements


                                                                     Page


          Report of Independent Public Accountants................... 41

          Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1997 and 1998................................. 42

          Consolidated Statements of Operations for the
          years ended December 31, 1996, 1997 and 1998............... 43

          Consolidated Statements of Changes in
          Stockholders' Equity for the years
          ended December 31, 1996, 1997 and 1998..................... 44

          Consolidated  Statements  of Cash Flows for
          the years ended December 31, 1996, 1997 and 1998........... 45

          Notes to Consolidated Financial Statements................. 46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                         ARTHUR ANDERSEN LLP




New York, New York
February 2, 1999

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                         December 31,
                                                                    ---------------------
                                                                      1997         1998
                                                                    --------     --------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................  $  9,329     $  9,431
  Short-term investments..........................................    26,178       37,602
  Accounts receivable  - trade....................................    27,070       52,429
                       - other                                           471       15,968
  Inventories.....................................................     5,401        4,978
  Deferred income taxes (Note 11).................................     8,000        5,407
  Prepaid expenses ...............................................       402          344
                                                                    --------     --------
      Total current assets........................................    76,851      126,159

Deferred income taxes (Note 11)  .................................     2,148          --
Severance pay funded (Note 2)  ...................................     2,435        2,233
Property and equipment, net (Note 3)..............................     7,545        9,442
Intangibles, net of accumulated amortization of $3,442
  in 1997 and $4,303 in 1998......................................     2,590        1,728
Patents, net of accumulated amortization of $426 in 1997
  and $487 in 1998................................................       551          404
Other assets......................................................     3,293        2,629
                                                                    --------     --------
      Total assets................................................  $ 95,413      142,595
                                                                    ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans...........................................  $    362     $    288
  Accounts payable................................................     1,645        5,359
  Other current liabilities (Note 8)..............................     6,573       10,153
                                                                    --------     --------
      Total current liabilities...................................     8,580       15,800
                                                                    --------     --------

Long-term liabilities (Note 2)....................................     3,975        3,818
                                                                    --------     --------

Commitments and contingent liabilities (Note 7)

Stockholders' Equity (Notes 4 and 5):
  Preferred stock - $.01 par value; 4,000,000
      shares authorized; no shares issued ........................        --           --
  Common stock - $.01 par value; 150,000,000
      shares authorized; issued: 47,304,000 in 1997
      and 51,934,000 in 1998......................................       473          519
  Capital in excess of par value..................................   136,662      161,164
  Accumulated deficit.............................................  (54,135)     (36,396)
  Treasury stock at cost (83,000 shares)..........................     (340)        (340)
  Accumulated other comprehensive income (loss)...................       198      (1,970)
                                                                    --------     -------
    Total stockholders' equity....................................    82,858      122,977
                                                                    --------     --------

      Total liabilities and stockholders' equity..................  $ 95,413     $142,595
                                                                    ========     ========

                  The accompanying notes are an integral part
                      of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                 December 31,
                                                                   -------------------------------------
                                                                      1996          1997          1998
                                                                   ---------      --------       -------
Revenues (Note 9):
      Product sales..............................................  $ 40,356        $53,723       $68,246
      Contract fees..............................................     4,887          8,369         2,686
      Royalties..................................................        -              -          2,160
      Other revenues.............................................     1,390          1,524           798
      Interest and finance.......................................     1,105          1,719         2,965
                                                                   --------        -------       -------
                                                                     47,738         65,335        76,855
                                                                   --------        -------       -------

Expenses:
      Research and development...................................    12,431         15,946        18,450
      Cost of product sales......................................     7,264          8,493        10,744
      General and administrative.................................     7,458          8,509         8,504
      Marketing and sales........................................     6,107          9,290        13,312
      Commissions and royalties..................................     1,994          1,650           929
      Interest and finance.......................................       161            264           167
      Write-off in connection with litigation
        (Note 10)................................................     1,383             --            --
                                                                   --------        -------       -------
                                                                     36,798         44,152        52,106
                                                                   --------        -------       -------

Income before income taxes.......................................    10,940         21,183        24,749
Income tax (benefit) expense, net (Note 11)......................  (11,975)          6,705         7,010
                                                                   --------        -------       -------

Net income.......................................................  $ 22,915        $14,478       $17,739
                                                                   ========        =======       =======

Earnings per common share:
      Basic......................................................     $0.52          $0.31         $0.37
                                                                      =====          =====         =====

      Diluted....................................................     $0.47          $0.28         $0.36
                                                                       ====           ====          ====

Weighted average number of common and common equivalent shares:
      Basic......................................................    44,195         46,767        48,184
                                                                     ======         ======        ======
      Diluted....................................................    48,259         51,916        49,848
                                                                     ======         ======        ======

                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                                          Common Stock
                                                        ----------------              Capital in
                                                                     Par               Excess of      Accumulated     Treasury
                                                        Shares      Value              Par Value        Deficit         Stock
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                               43,275        433             117,390            (91,528)       (340)
Net income for 1996                                                                                        22,915

Total comprehensive income

Issuance of common stock                                      9                             74
Issuance of common stock on series A and
B note conversions (including capitalized interest)
and on conversion of convertible debentures                  41                             91
Tax benefit derived from exercise
of stock options                                                                         2,944
Exercise of stock options                                 1,790         18               5,236
Exercise of warrants                                        567          6               3,395
Amortization of deferred compensation
                                                         ------       ----            --------           --------       -----
BALANCE, DECEMBER 31, 1996                               45,682        457             129,130            (68,613)       (340)

Comprehensive income:
       Net income for 1997                                                                                 14,478
       Unrealized gain on marketable securities, net

Total comprehensive income

Issuance of common stock                                      4                             59
Issuance of common stock on series A and B
note conversions (including capitalized interest)
and on conversion of convertible debentures                 133          1                 550
Tax benefit derived from exercise
of stock options                                                                         1,066
Exercise of stock options                                 1,433         14               5,597
Exercise of warrants                                         52          1                 260
Amortization of deferred compensation
                                                         ------       ----            --------           --------       -----
BALANCE, DECEMBER 31, 1997                               47,304        473             136,662            (54,135)       (340)

Comprehensive income:
       Net income for 1998                                                                                 17,739
       Unrealized loss on marketable securities, net
Total comprehensive income
Issuance of common stock                                     60          1                 324
Tax benefit derived from exercise
of stock options                                                                           420
Exercise of stock options                                   660          6               2,718
Exercise of warrants                                      3,910         39              21,040
                                                         ------       ----            --------            -------       -----
BALANCE, DECEMBER 31, 1998                               51,934       $519            $161,164           $(36,396)      $(340)
                                                         ======       ====            ========           =========      ======



                                                                              Accumulated other           Total
                                                            Deferred            comprehensive         Stockholders'
                                                          Compensation          income (loss)             Equity
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                     (266)                   --               $ 25,689
Net income for 1996                                                                                       22,915
                                                                                                        --------
Total comprehensive income                                                                                22,915
                                                                                                        --------
Issuance of common stock                                                                                      74
Issuance of common stock on series A and
B note conversions (including capitalized interest)
and on conversion of convertible debentures                                                                   91
Tax benefit derived from exercise
of stock options                                                                                           2,944
Exercise of stock options                                                                                  5,254
Exercise of warrants                                                                                       3,401
   Amortization of deferred compensation                        190                                          190
                                                              -----               -------               --------
BALANCE, DECEMBER 31, 1996                                     (76)                    --                 60,558
Comprehensive income:
       Net income for 1997                                                                                14,478
       Unrealized gain on marketable securities, net                                  198
                                                                                                         -------
Total comprehensive income                                                                                14,676
                                                                                                         -------
Issuance of common stock                                                                                      59
Issuance of common stock on series A and B
note conversions (including capitalized interest)
and on conversion of convertible debentures                                                                  551
Tax benefit derived from exercise
of stock options                                                                                           1,066
Exercise of stock options                                                                                  5,611
Exercise of warrants                                                                                         261
Amortization of deferred compensation                            76                                           76
                                                              -----               -------               --------
BALANCE, DECEMBER 31, 1997                                       --                   198                 82,858
Comprehensive income:
       Net income for 1998                                                                                17,739
       Unrealized loss on marketable securities, net                               (2,168)                (2,168)
                                                                                                          -------
Total comprehensive income                                                                                15,571
                                                                                                          ------
Issuance of common stock                                                                                     325
Tax benefit derived from exercise
of stock options                                                                                             420
Exercise of stock options                                                                                  2,724
Exercise of warrants                                                                                      21,079
                                                              -----               -------               --------
BALANCE, DECEMBER 31, 1998                                    $ --                $(1,970)              $122,977
                                                              =====               ========              ========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (in thousands)
                                                                                                   Year Ended December 31,
                                                                                ------------------------------------------------

                                                                                       1996            1997            1998
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income....................................................................      $ 22,915         $ 14,478       $ 17,739
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Deferred income tax (benefit) expense......................................       (12,435)           6,297          5,160
     Depreciation and amortization..............................................         2,745            2,636          3,125
     Write-off in connection with litigation....................................         1,383               --             --
     Provision for severance pay................................................           665              326           (157)
     Loss (gain) on disposal of fixed assets ...................................           (18)              (4)             3
     Gain on sales of short-term investments, net...............................           (33)             (38)           (92)
     Common stock as payment for services.......................................            74               59             59
     Changes in:
        accounts receivable ....................................................       (11,926)          (9,267)       (40,856)
        inventories.............................................................        (3,210)             (73)           423
        prepaid expenses and other current assets...............................          (590)             (53)            58
        accounts payable........................................................         2,235           (1,713)         3,714
        other current liabilities...............................................         2,441            1,494          3,506
                                                                                      --------         --------       --------
  Net cash provided by (used in) operating activities...........................         4,246           14,142         (7,318)
                                                                                      --------         --------       --------

Cash flows from investing activities:
  Purchases of short-term investments...........................................       (18,258)         (22,107)       (27,742)
  Capital expenditures..........................................................        (2,945)          (3,134)        (3,594)
  Intangibles...................................................................           (61)              --             --
  Severance pay funded..........................................................          (376)            (117)           202
  Other assets..................................................................          (531)          (1,159)           348
  Change in patents.............................................................          (191)            (121)          (144)
  Proceeds from sales of short-term investments.................................         9,520            8,924         14,243
  Proceeds from sales of fixed assets...........................................            83               42             38
                                                                                      --------         --------       --------
  Net cash investing activities.................................................       (12,759)         (17,672)       (16,649)
                                                                                      --------         --------       --------

Cash flows from financing activities:
  Proceeds from issuances of common stock.......................................         8,655            5,872         24,069
  Other.........................................................................           (23)             (18)           --
                                                                                      --------         --------       --------
  Net cash provided by financing activities.....................................         8,632            5,854         24,069
                                                                                      --------         --------       --------

  Net increase in cash and cash equivalents.....................................           119            2,324            102
  Cash and cash equivalents at beginning of year................................         6,886            7,005          9,329
                                                                                      --------         --------       --------
  Cash and cash equivalents at end of year......................................        $7,005           $9,329         $9,431
                                                                                      ========         ========       ========

Supplementary Information
Non-cash investing and financing activities:
  Series A and B note conversions (including capitalized
    interest) and conversion of convertible debentures..........................          $ 91             $551           $ --

Other information:
  Interest paid.................................................................          $ 55             $ 35           $  2
  Income taxes paid.............................................................          $260             $356           $515



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

           c. Cash and cash equivalents:

           At December 31, 1997 and 1998, cash and cash equivalents included cash of $2,386,000 and $2,959,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities as at acquisition of ninety days or less) of $6,943,000 and $6,472,000, respectively.

           d. Accounts receivable - other:

           As of December 31, 1998, accounts receivable - other, consist primarily of proceeds due from the exercise of warrants, which proceeds were subsequently received by the Company in January 1999.

           e. Short-term investments:

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

           Short-term investments consist primarily of investments in mutual funds and U.S. Treasury and corporate bonds that have been classified as "available-for-sale securities". At December 31, 1997 and 1998, the aggregate fair value of the securities was $26,178,000 and $37,602,000, with a cost of $25,980,000 and $39,572,000, respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           f. Inventories:

           Inventories are stated at the lower of average cost or market on the weighted average method. At December 31, 1997 and 1998, inventories include raw materials of $717,000 and $1,063,000, work-in-process of $932,000 and $736,000, and finished goods of $3,752,000 and $3,179,000, respectively.

           g. Property and equipment, accumulated depreciation and amortization:

           Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 17 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred.

           h. Intangibles:

           Intangibles consist of capitalized marketing rights and are amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

           i. Patents:

           Patent costs related to products approved by any regulatory agency worldwide or being sold have been capitalized. Amortization has been calculated using the straight-line method over 17 years commencing the date of grant with respect to each project.

           j. Long-lived assets:

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

           k. Revenue recognition:

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

           l. Stock-based compensation:

           The Company grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

           The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", for stock option grants to employees and, accordingly, has made all of the required pro forma disclosures for the years ended December 31, 1996, 1997 and 1998 in Note 5.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           m. Income taxes:

           Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

           BTG-Israel files separate income tax returns and provides for taxes under Israeli regulations.

           n. Comprehensive income (loss):

           In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities. In 1997 Other comprehensive income was reported net of tax. In 1998 any tax benefit recorded in connection with Other comprehensive loss was offset by a valuation allowance due to the uncertainty of future utilization.

           o. Earnings per common share:

           Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the consolidated statements of operations. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

           A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:


                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                                           Year Ended December 31, 1996
                                                  ----------------------------------------------
                                                    Income             Shares          Per Share
                                                  (Numerator)      (Denominator)        Amounts
                                                   ---------        -----------        ---------
(In thousands, except per share data)
NET EARNINGS..................................      $22,915

BASIC EPS
Net earnings attributable to common
stock.........................................       22,915            44,195            $0.52

EFFECT OF DILUTIVE SECURITIES
Stock options.................................                          2,659
Stock warrants................................                          1,405
                                                                       ------

DILUTED EPS

Net earnings attributable to common
stock and assumed option and warrant
exercises.....................................      $22,915            48,259            $0.47
                                                    =======            ======            =====


                                                           Year Ended December 31, 1997
                                                  ----------------------------------------------
                                                    Income             Shares          Per Share
                                                  (Numerator)      (Denominator)        Amounts
                                                   ---------        -----------        ---------
(In thousands, except per share data)
NET EARNINGS..................................      $14,478

BASIC EPS
Net earnings attributable to common
stock.........................................       14,478            46,767            $0.31

EFFECT OF DILUTIVE SECURITIES
Stock options.................................                          2,421
Stock warrants................................                          2,728
                                                                       ------

DILUTED EPS

Net earnings attributable to common
stock and assumed option and warrant
exercises.....................................      $14,478            51,916            $0.28
                                                    =======            ======            =====


                                                           Year Ended December 31, 1998
                                                  ----------------------------------------------
                                                    Income             Shares          Per Share
                                                  (Numerator)      (Denominator)        Amounts
                                                   ---------        -----------        ---------
(In thousands, except per share data)
NET EARNINGS..................................      $17,739

BASIC EPS
Net earnings attributable to common
stock.........................................       17,739            48,184            $0.37

EFFECT OF DILUTIVE SECURITIES
Stock options.................................                          1,090
Stock warrants................................                            574
                                                                       ------

DILUTED EPS

Net earnings attributable to common
stock and assumed option and warrant
exercises.....................................       17,739            49,848            $0.36
                                                    =======           ======            =====


                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           Options to purchase 1,970,000 shares of common stock out of the total number of options outstanding as of December 31, 1998, were not included in the computation of diluted EPS because of their anti-dilutive effect.

           p. Use of estimates in preparation of financial statements:

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


NOTE 2 - LONG-TERM LIABILITIES

           Long-term liabilities consist of provision for severance pay.

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

           In respect of its other employees, BTG-Israel purchases individual insurance policies intended to cover its severance obligations. The amount funded in the insurance policy and its obligation for severance pay to those employees are reflected in the balance sheets as severance pay funded and included in the provision for severance pay, respectively.

           The liability of the Company for severance pay is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. The liability is covered by the amounts deposited, including accumulated income thereon, as well as by the unfunded provision.

           The expense related to severance and pension pay for the years ended December 31, 1996, 1997 and 1998, was $844,000, $936,000, and $715,000,
respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 3 - PROPERTY AND EQUIPMENT, NET

                                                                   December 31,
                                                            -----------------------
                                                               1997          1998
                                                            --------       --------
                                                                 (in thousands)
    Cost:
    Laboratory and manufacturing equipment................. $11,766         $14,446
    Office equipment.......................................   2,968           3,536
    Air conditioning and other.............................   2,067           2,156
    Leasehold improvements.................................   7,580           7,613
                                                              -----           -----
                                                             24,381          27,751

    Accumulated depreciation and amortization.............. (16,836)        (18,309)
                                                            -------         -------
          Total............................................ $ 7,545         $ 9,442
                                                            =======         =======

    Depreciation and amortization expense was approximately $1,637,000, $1,590,000 and $1,617,000 for the years ended December 31, 1996, 1997 and 1998, respectively.


NOTE 4 - STOCKHOLDERS' EQUITY

           In the years ended December 31, 1996, 1997 and 1998, the Company issued 567,000 shares, 52,000 shares and 3,910,000 shares, respectively, of the Company's common stock upon the exercise of outstanding warrants having an aggregate purchase price of $3,401,000, $260,000 and $21,079,000, respectively.

           In the years ended December 31, 1996, 1997 and 1998, the Company issued 1,790,000 shares, 1,433,000 shares and 660,000 shares, respectively, of the Company's common stock upon the exercise of outstanding stock options having an aggregate purchase price of $5,254,000, $5,611,000 and $2,724,000, respectively.

           As of December 31, 1998, 406,000 Class B warrants to purchase the Company's common stock at an exercise price of $9.84 per common share were outstanding and will expire in March 1999.

           In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP"). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The total number of shares reserved for issuance under the 1998 ESPP is 3,000,000 shares.

           All full-time employees of the Company are eligible to participate in the 1998 ESPP. From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of Common Stock under the 1998 ESPP ("Rights") at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Right or (ii) the fair market value of the shares on the date such Right is exercised. Rights granted under the 1998 ESPP will run for a maximum of 27 months. No employee may be granted a Right which permits such employee to purchase shares under the 1998 ESPP having a fair market value which exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

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

           The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1996, 1997 and 1998 have been granted at the fair market value of the Company's common stock. Had compensation cost for these plans and the Company's 1998 ESPP

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                1996       1997          1998
                                                ----       ----          ----
                                                  (in thousands except
                                                      per share data)

 Net income:      As reported  ............... $22,915    $14,478      $17,739
                  Pro forma    ...............  21,575     10,361        9,810

 Basic EPS:       As reported  ............... $  0.52    $  0.31      $  0.37
                  Pro forma    ...............    0.49       0.22         0.20

 Diluted EPS:     As reported  ............... $  0.47    $  0.28      $  0.36
                  Pro forma    ...............    0.45       0.20         0.20


           Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998: (1) expected life of option of seven years; (2) dividend yield of 0%; (3) expected volatility of 72%, 64% and 56%; and (4) risk-free interest rate of 6.66%, 6.43% and 5.46%, respectively.

           Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

           Transactions under the Plan, the New Director Plan, the 1992 Stock Option Plan, the Directors Plan and other plans during 1996, 1997 and 1998 were as follows:



                                                                                  Year ended December 31,
                                                                   ------------------------------------------------
                                                                             1996                     1997
                                                                   -----------------------     --------------------
                                                                                  Weighted                 Weighted
                                                                                  Average                  Average
                                                                     Shares       Exercise     Shares      Exercise
                                                                     ('000s)       Price       ('000s)       Price
                                                                   --------      --------      -------         -----
Options outstanding at beginning of year.............                6,004         $3.83         4,933         $4.79
Granted..............................................                  751          8.04         1,975         14.08
Exercised............................................              (1,790)          2.93       (1,433)          3.92
Terminated...........................................                 (32)          5.40          (75)          6.13
                                                                   -------                     -------
Options outstanding at end of year...................                4,933          4.79         5,400          8.40

                                                                   =======                     =======
Exercisable at end of year ..........................                2,808                       2,333
                                                                   =======                     =======
Weighted average fair value of options granted.......                               5.90                        9.65
                                                                                   =====                       =====
Weighted average fair value of options repriced......



                                                                  Year ended December 31,
                                                                           1998
                                                                 ------------------------
                                                                                 Weighted
                                                                                 Average
                                                                  Shares         Exercise
                                                                  ('000s)          Price
                                                                  ------         --------
Options outstanding at beginning of year.............             5,400           $8.40
Granted..............................................             1,874            7.49
Exercised............................................             (660)            4.13
Terminated...........................................             (282)            9.10
                                                                  -----
Options outstanding at end of year...................             6,332            7.33

                                                                  =====
Exercisable at end of year ..........................             2,714
                                                                  =====
Weighted average fair value of options granted.......                              4.71
                                                                                  =====
Weighted average fair value of options repriced......                              3.96(1)
                                                                                  =====


(1)        On June 15, 1998 1,398,000 previously-granted options were repriced.
           The additional compensation cost in respect thereof is reflected in the pro forma disclosures for the year ended December 31, 1998.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           Of the 6,332,000 options outstanding as of December 31, 1998:

                     - 2,130,000 have exercise prices between $1.06 and $7.00 with a weighted average exercise price of $4.46 and a weighted average remaining contractual life of 5.67 years. Of these 2,130,000 options, 1,635,000 are exercisable; their weighted average exercise price is $4.44.

                     - 2,262,000 options have exercise prices between $7.19 and $8.44 with a weighted average exercise price of $7.71 and a weighted average remaining contractual life of 8.41 years. Of these 2,262,000 options, 538,000 are exercisable; their weighted average exercise price is $7.79.

                     - 1,940,000 options have exercise prices between $8.45 and $14.12 with a weighted average exercise price of $10.03 and a weighted average remaining contractual life of 8.49 years. Of these 1,940,000 options, 541,000 are exercisable; their weighted average exercise price is $10.22.

           Subsequent to December 31, 1998, options to purchase an aggregate of 57,000 shares of common stock have been exercised, having an aggregate purchase price of $241,000.


NOTE 6 - FOREIGN OPERATIONS

           The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", at December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's operations in the United States and Israel is presented below:

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES



                                                                     U.S.          Israel       Eliminations     Consolidated
                                                                  ---------       --------      ------------     ------------
                                                                                 (in thousands of U.S. dollars)
                                                                                 ------------------------------
Year ended December 31, 1996:
    Revenues..................................................    ss.43,833         3,905                           47,738
    Intercompany transactions.................................        1,213         7,329         (8,542)
    Reimbursement of subsidiary's expenses                                          8,994         (8,994)
    Depreciation and amortization.............................        1,316         1,429                            2,745
    Interest income...........................................        1,072            33                            1,105
    Income tax benefit........................................      (11,975)                                       (11,975)
    Net income................................................       21,908         1,231           (224)           22,915
    Identifiable assets(o)....................................       73,706         9,775         (9,906)           73,575
    Foreign liabilities(o)....................................                    ++4,643                            4,643
    Investment in subsidiaries (cost basis)(o)................        5,797                       (5,797)

Year ended December 31, 1997:
    Revenues..................................................    ss.61,834         3,501                           65,335
    Intercompany transactions.................................        1,143         7,730         (8,873)
    Reimbursement of subsidiary's expenses...................                       9,946         (9,946)
    Depreciation and amortization.............................        1,438         1,198                            2,636
    Interest income...........................................        1,611           108                            1,719
    Income tax expense........................................        6,705                                          6,705
    Net income................................................       13,448         1,538           (508)           14,478
    Identifiable assets(o)....................................       94,513         9,074         (8,174)           95,413
    Foreign liabilities(o)....................................                    ++4,334                            4,334
    Investment in subsidiaries (cost basis)(o)................        5,797                       (5,797)

Year ended December 31, 1998:
    Revenues..................................................    ss.66,810        10,045                           76,855
    Intercompany transactions.................................        4,363         1,599         (5,962)
    Reimbursement of subsidiary's expenses                                         10,770        (10,770)
    Depreciation and amortization.............................        1,989         1,136                            3,125
    Interest income...........................................        2,870            95                            2,965
    Income tax expense........................................        7,010                                          7,010
    Net income................................................       17,223         3,404         (2,888)           17,739
    Identifiable assets(o)....................................      140,290        20,330        (17,944)          142,676
    Foreign liabilities(o)....................................                    ++5,939                            5,939
    Investment in subsidiaries (cost basis)(o)................        5,797                       (5,797)

---------------------------

ss.   Includes export sales of $22,334,000, $24,713,000 and $27,723,000 in
      1996, 1997 and 1998, respectively.

(o)   At year end.

++    Excludes liability to parent.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

           a. The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $415,000. The lease expires in October 2003. In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses. The Company also leases approximately 2,000 square feet in New York City, primarily for its investor and public relations activities having an average annual rental expense of $98,000. BTG-Israel currently leases approximately 89,000 square feet of space for its research, development and production facilities in Israel. This lease will expire in December 2002. BTG-Israel also leases 5,000 square feet of warehouse space near its research and manufacturing facility pursuant to a lease that expires in September 1999. Rent expense was approximately $1,450,000, $1,609,000 and $1,684,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The future consolidated annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next five years are as follows: 1999--$1,544,000; 2000--$1,520,000; 2001--$1,522,000;
2002--$1,524,000; and 2003--$417,000. There is also a bank guarantee outstanding in favor of the lessor for $694,000 secured by the assets of BTG-Israel.

           b. The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded. As of December 31, 1998, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $3,653,000 of research and development funding for products that are currently being sold and a minimum of $9,088,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 1996, 1997 and 1998, the Company accrued approximately $907,000, $413,000 and $385,000, respectively, as royalties to the Chief Scientist.

           The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

           c. The Company currently has employment agreements with five senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,193,000 plus other normal customary fringe benefits and bonuses as well as a minimum annual increase in compensation. These employment agreements generally have a term of two years and are automatically renewed for successive two-year periods unless either party gives the other notice of non-renewal.

           d. The Company has received notification of claims filed against certain of its patents. Management believes that these claims have no merit, and the Company intends to defend them vigorously.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 8 - OTHER CURRENT LIABILITIES
                                                  December 31,
                                        -----------------------------
                                         1997                  1998
                                        ------                -------
                                                (in thousands)

Salaries and related expenses           $1,894                $ 2,295
Accrued subcontracting payable           2,725                  4,558
Governmental and state agencies            240                  1,001
Legal and professional fees                698                    265
Royalties and commissions                  419                  1,645
 Other                                     597                    389
                                        ------                -------
                                        $6,573                $10,153
                                        ======                =======


NOTE 9 - CONCENTRATIONS

           In 1996, 1997 and 1998, one customer for human growth hormone, located solely in Japan, represented $12,906,000, $10,095,000 and $11,056,000, or 28%, 16% and 15% of revenues (exclusive of interest income), respectively. In 1996, 1997 and 1998, one customer for Oxandrin and Delatestryl, located solely in the United States, represented $15,540,000, $29,013,000 and $43,171,000, or
33%, 46% and 58% of revenues (exclusive of interest income), respectively. In 1998, the Company's product sales consisted primarily of sales of Oxandrin, human growth hormone and BioLon in the amount of approximately $40,521,000, $17,316,000 and $6,799,000, or 59%, 25% and 10% of total product sales, respectively. One customer accounted for 69% and 74% of total accounts receivable-trade as of December 31, 1997 and 1998, respectively. As of December 31, 1997 and 1998, another customer accounted for 10% and 12% of total accounts receivable-trade, respectively. BTG has one supplier for its Oxandrin product.


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


NOTE 11 - INCOME TAXES

           Taxable income for the years ended December 31, 1996, 1997 and 1998 was substantially offset by the utilization of net operating loss carryforwards ("NOLs") and research and experimental ("R&E") credits. At December 31, 1998, BTG has a capital loss carryover of approximately $6,800,000 available to offset future capital gains, which expires in 2000, and an R&E credit carryover of approximately $3,278,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2018.

           In 1996, management determined that it had become more likely than not that it would realize its net deferred tax assets (other than approximately $4,096,000) and it therefore reduced the valuation allowance by

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

approximately $18,587,000. The determination that the net tax asset was realizable was based on 1996 being BTG's first full year of profitability in each quarter, and the performance and penetration of Oxandrin, which was first introduced in December 1995. The Company's reversal of the valuation allowance against its net deferred tax assets resulted in a realization of income tax benefit of approximately $12,435,000 in 1996 and increased capital in excess of par value by approximately $2,944,000, representing, for tax purposes, the deductible compensation resulting from the exercise of stock options.

           The components of current and deferred income tax (benefit) expense are as follows:

                                                          Year Ended December 31,
                                              -------------------------------------------
                                                1996               1997            1998
                                              --------            ------           ------
                                                              (in thousands)
Current:
        State.............................    $  1,155            $   --             $336
        Federal...........................       3,156               408            1,514
        Benefit of NOLs...................      (3,851)               --               --
                                              --------            ------           ------
                                                   460               408            1,850
                                              --------            ------           ------

Deferred:
        State.............................      (1,840)            2,035              464
        Federal...........................     (10,595)            4,262            4,696
                                              --------            ------           ------
                                               (12,435)            6,297            5,160
                                              --------            ------           ------

Total income tax (benefit) expense........    $(11,975)           $6,705           $7,010
                                              ========            ======           ======


           The domestic and foreign components of income before income taxes are as follows:


                                                        Year Ended December 31,
                                              ------------------------------------------
                                                1996             1997             1998
                                              -------          -------          --------
                                                               (in thousands)

        Domestic..........................     $9,654          $19,663           $21,435
        Foreign...........................      1,286            1,520             3,314
                                              -------          -------           -------
                                              $10,940          $21,183           $24,749
                                              =======          =======           =======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES



        The components of deferred income tax (benefit) expense are:

                                                                 Year Ended December 31,
                                                          ----------------------------------
                                                            1996            1997        1998
                                                          ---------       -------      ------
                                                                           (in thousands)
        R&E credit....................................    $     --       $(1,419)      $ (393)
        Net operating loss ...........................       4,989         7,738        7,290
        Change in valuation allowance exclusive
           of stock options...........................     (16,286)           --           --
           Alternate minimum tax credit...............        (218)         (381)         (28)
           Accrued amounts............................        (739)           793      (1,429)
           Depreciation and amortization..............        (181)         (434)        (280)
                                                          ---------       -------      ------
                                                          $(12,435)       $ 6,297      $5,160
                                                          =========       =======      ======


           A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                           Year Ended December 31,
                                                                    ----------------------------------
                                                                       1996         1997         1998
                                                                    ---------      ------       -------
                                                                                        (in thousands)

     Income tax at U.S. statutory rate...........................     $3,720       $7,414       $8,662
     Current year benefit of NOLs ...............................     (3,851)          --           --
     State and local income taxes (net of federal benefit)               850        1,222          520
     Change in valuation allowance exclusive
        of stock options.........................................    (12,435)          --           --
     R&E credit..................................................         --       (1,419)      (1,189)
     Foreign income not subject to tax...........................       (340)        (350)      (1,371)
     Other.......................................................         81         (162)         388
                                                                     -------       ------       -------
     Income tax (benefit) expense................................   $(11,975)      $6,705       $7,010
                                                                    ========       ======       ======


                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

The components of deferred income tax assets (liabilities) are as follows:


                                                   December 31,
                                           ---------------------------
                                              1997             1998
                                            -------            -------
                                                  (in thousands)

NOLs       .............................    $ 7,391        $       --
Capital loss carryforward...............      4,096             2,632
R&E credit..............................      2,365             3,278
Accrued amounts.........................        965             2,422
                                            -------            -------
                                             14,817             8,332
Depreciation and amortization...........       (573)             (293)
                                            -------            -------
                                             14,244             8,039
Valuation allowance.....................     (4,096)           (2,632)
                                            -------            -------
                                            $10,148            $5,407
                                            =======            ======

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

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        Financial Statements

           (1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K.

           (3) Exhibits

           Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10(a), (j), (k), (l), (n), (q),
(v), (w), (x) and (y) are management contracts, compensatory plans or arrangements.


Exhibit No.       Description
-----------       -----------

3(a)           Certificate of Incorporation of the Registrant, as amended. *(1)

 (b)           By-laws of the Registrant, as amended.*(2)

4.1 Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(2)

4.2 Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(2)

10(a) Bio-Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(3)

  (b) Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. ("Yeda"). *(4)

  (c)          Letter from the Chief Scientist to Bio-Technology General
               (Israel) Ltd. *(4)

  (d)          Letter from the Company to Yeda relating to bGH and hSOD. *(5)

  (e) Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

  (f)          Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

  (g) Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

  (h) Form of Indemnity Agreement between the Company and its directors and officers. *(8)

EXHIBIT NO.       DESCRIPTION
-----------       -----------



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

(j) Employment Agreement, dated as of January 1, 1990, between the Company and Dr. Sim Fass.*(10)

(k) Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(3)

(l) Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(3)

(m) Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(11)

(n) Employment Agreement, dated as of September 5, 1990, between Bio-Technology General (Israel) Ltd. and Marian Gorecki. *(12)

(o) Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(12)

(p) Exclusive Distribution Agreement, dated as of November 9, 1992, between the Company and Ferring B.V. *(12)

(q) Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(13)

(r) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(14)

(s) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(14)

(t) Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.

(u) Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio- Technology General Corp. and Bio-Technology General (Israel) Ltd.

(v) Employment Agreement, dated as of January 29, 1996, between Bio-Technology General Corp. and Ernest L. Kelly. *(14)

(w) Employment Agreement, dated as of April 24, 1995, between Bio-Technology General Corp. and William Pursley. *(15)

EXHIBIT NO.       DESCRIPTION
-----------       -----------


(x) Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(13)

(y)            Bio-Technology General Corp. 1998 Employee Stock Purchase
               Plan.*(16)

21             Subsidiaries of Bio-Technology General Corp.+(17)

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

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

 (1) Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1994.
 (2) Company's Current Report on Form 8-K, dated October 7, 1998.
 (3) Company's Annual Report on Form 10-K for the year ended December 31, 1991.
 (4) Registration Statement on Form S-1 (File No. 2-84690).
 (5) Company's Annual Report on Form 10-K for the year ended December 31, 1983.
 (6) Registration Statement on Form S-1 (File No. 33-2597).
 (7) Registration Statement on Form S-2 (File No. 33-12238).
 (8) Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1987.
 (9) Company's Annual Report on Form 10-K for the year ended December 31, 1988.
(10) Company's Annual Report on Form 10-K for the year ended December 31, 1989.
(11) Registration Statement on Form S-3 (File No. 33-39018).
(12) Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(13) Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(14) Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(15) Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1995.
(16) Company's Registration Statement on Form S-8 (File No. 333-64541).
(17) Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                                    Bio-Technology General Corp.
                                                     (Registrant)

                                                      By:  /s/ Sim Fass
                                                           --------------------
                                                          (Sim Fass)
                                                          Chairman of the Board,
                                                          President and CEO


March 19, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                  Date
---------                      -----                                  ----
/s/ Sim Fass                   Chairman of the Board,            March 19, 1999
---------------------          President, CEO and Director
(Sim Fass)                     (Principal Executive Officer)

/s/ Herbert Conrad             Director                          March 19, 1999
---------------------
(Herbert Conrad)


/s/ Carl Kaplan                Director                          March 19, 1999
---------------------
(Carl Kaplan)


/s/ Allan Rosenfield           Director                          March 19, 1999
---------------------
(Allan Rosenfield)


/s/ David Tendler              Director                          March 19, 1999
---------------------
(David Tendler)

Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Virgil Thompson             Director                         March 19, 1999
---------------------
(Virgil Thompson)


/s/ Dan Tolkowsky               Director                         March 19, 1999
---------------------
(Dan Tolkowsky)


/s/ Faye Wattleton              Director                         March 19, 1999
---------------------
(Faye Wattleton)


/s/ Herbert Weissbach           Director                         March 19, 1999
---------------------
(Herbert Weissbach)


/s/ Yehuda Sternlicht           Vice President-Finance and       March 19, 1999
---------------------           Chief Financial Officer
(Yehuda Sternlicht)             (Principal Financial and
                                Accounting Officer)