Form 10-Q
period 1999-03-31
BIO TECHNOLOGY GENERAL CORP
filed 1999-05-17
CIK 722104

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

                  For the quarterly period ended March 31, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, par value $.01 per share, outstanding as of May 3, 1999:
                                   52,182,351

--------------------------------------------------------------------------------

                                      INDEX

                                                                          Page
                                                                          ----

Part I.   Financial Information

      Item 1.        Financial Statements:

                     Consolidated Balance Sheets at
                        March 31, 1999 and December 31, 1998...............  3

                     Consolidated Statements of Operations
                        for the three months ended
                        March 31, 1999 and 1998............................  4

                     Consolidated Statement of Changes in
                        Stockholders' Equity for the three
                        months ended March 31, 1999........................  5

                     Consolidated Statements of Cash Flows
                        for the three months ended
                        March 31, 1999 and 1998............................  6

                     Notes to Consolidated Financial Statements............. 7

      Item 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations....................................... 8

Part II.   Other Information

      Item 5.        Other Information..................................... 15

      Item 6.        Exhibits and Reports on Form 8-K...................... 15

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31, 1999  December 31, 1998
                                                          (Unaudited)
--------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                  $   7,741      $   9,431
 Short-term investments                                        63,298         37,602
 Accounts receivable - trade                                   48,246         52,429
                     - other                                      515         15,968
 Inventories                                                    6,128          4,978
 Deferred income taxes                                          3,952          5,407
 Prepaid expenses and other current assets                        460            344
                                                            ---------      ---------
  Total current assets                                        130,340        126,159
Severance pay funded                                            2,286          2,233
Property and equipment, net                                     9,539          9,442
Intangibles, net                                                1,513          1,728
Patents, net                                                      341            404
Other assets                                                    2,530          2,629
                                                            ---------      ---------
  Total assets                                              $ 146,549      $ 142,595
                                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans                                      $     388      $     288
 Accounts payable                                               4,979          5,359
 Other current liabilities                                     10,201         10,153
                                                            ---------      ---------
Total current liabilities                                      15,568         15,800
                                                            ---------      ---------
Long-term liabilities                                           3,962          3,818
                                                            ---------      ---------
Stockholders' equity:
 Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued                            --             --
 Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 52,087,000 (51,934,000 at
  December 31, 1998)                                              521            519
 Capital in excess of par value                               161,846        161,164
 Deficit                                                      (32,390)       (36,396)
 Less - treasury stock at cost, 83,000 shares                    (340)          (340)
 Accumulated other comprehensive income                        (2,618)        (1,970)
                                                            ---------      ---------
  Total stockholders' equity                                  127,019        122,977
                                                            ---------      ---------
  Total liabilities and stockholders' equity                $ 146,549      $ 142,595
                                                            =========      =========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (in thousands except per share data)

                                                              Three Months Ended
                                                                  March 31,

                                                               1999       1998
-------------------------------------------------------------------------------
Revenues:
 Product sales                                                $15,867   $15,736
 Contract fees                                                  2,906     1,004
 Other revenues                                                   497       150
 Interest income                                                  958       550
                                                              -------   -------
                                                               20,228    17,440
                                                              -------   -------
Expenses:
 Research and development                                       4,618     5,256
 Cost of product sales                                          2,254     2,518
 General and administrative                                     2,664     2,052
 Marketing and sales                                            4,559     2,647
 Commissions and royalties                                        321       126
 Interest and finance                                               3        21
                                                              -------   -------
                                                               14,419    12,620
                                                              -------   -------
Income before income taxes                                      5,809     4,820
Income taxes                                                    1,803     1,455
                                                              -------   -------
Net income                                                    $ 4,006   $ 3,365
                                                              =======   =======
Earnings per common share:
 Basic                                                        $  0.08   $  0.07
                                                              =======   =======
 Diluted                                                      $  0.08   $  0.07
                                                              =======   =======
Weighted average number of common
  and common equivalent shares:
 Basic                                                         51,940    47,318
                                                              =======   =======
 Diluted                                                       52,652    50,941
                                                              =======   =======



                  The accompanying notes are an integral part
                       of these consolidated statements.


                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             (UNAUDITED)
                                                           (in thousands)

                                                                                             Accumulated
                                       Common Stock        Capital in                            Other        Total
                                                 Par       Excess of               Treasury Comprehensive Stockholders'
                                      Shares     Value     Par Value     Deficit     Stock      Income        Equity
                                                                                                (Loss)
-----------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1998             51,934     $519     $161,164     $(36,396)    $(340)    $(1,970)    $122,977
Comprehensive income:
   Net income for three months
   ended March 31, 1999............                                        4,006                              4,006
   Unrealized (loss) on marketable
   securities, net.................                                                              (648)         (648)
                                                                                                              -----
Total comprehensive income:                                                                                   3,358
                                                                                                              -----
Issuance of common stock...........        62        1          322                                             323
Exercise of stock options .........        91        1          360                                             361
                                       ------     ----     --------     ---------    ------    --------    --------
Balance, March 31, 1999                52,087     $521     $161,846     $(32,390)    $(340)    $(2,618)    $127,019
                                       ======     ====     ========     =========    ======    ========    ========



                  The accompanying notes are an integral part
                        of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months
                                                                      Ended March 31,
                                                               ---------------------------

                                                                 1999               1998
                                                               --------           --------
Cash flows from operating activities:
 Net income                                                    $  4,006           $  3,365
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                   825                714
    Provision for severance pay                                     144                  2
    Gain (loss) on sales of short-term investments                   16                (35)
    Gain on sales of fixed assets                                    (7)              --
    Deferred income taxes                                         1,455              1,427
    Common stock as payment for services                             15                 15
    Changes in: receivables                                      19,636             (5,644)
                inventories                                      (1,150)              (571)
                prepaid expenses and other current assets          (116)               (75)
                accounts payable                                   (380)              (387)
                other assets                                         20                 (9)
                other current liabilities                           148              1,184
                                                               --------           --------
 Net cash provided by (used in) operating activities             24,612                (14)
                                                               --------           --------
Cash flows from investing activities:
 Short-term investments                                         (31,386)           (11,417)
 Capital expenditures                                              (588)              (310)
 Severance pay funded                                               (53)               (10)
 Proceeds from sales of fixed assets                                 30               --
 Proceeds from sales of short-
   term investments                                               5,026              1,375
                                                               --------           --------
 Net cash used in investing activities                          (26,971)           (10,362)
                                                               --------           --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                             669              4,337
                                                               --------           --------
Net (decrease) increase in cash and cash equivalents             (1,690)            (6,039)
Cash and cash equivalents at beginning of year                    9,431              9,329
                                                               --------           --------
Cash and cash equivalents at end of period                     $  7,741           $  3,290
                                                               ========           ========
Supplementary Information
Other information:
 Income tax paid                                               $    344           $     25


                  The accompanying notes are an integral part
                       of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Statement on Adjustments

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 1999
                 compared with three months ended March 31, 1998

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward- looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                 Three Months Ended
                                      March 31,
                                 -----------------
                                  1999      1998
                                 ------    ------

Revenues:
  Product sales                    78.4%     90.2%
  Contract fees                    14.4       5.8
  Other revenues                    2.5       0.9
  Interest income                   4.7       3.1
                                 ------    ------
         Total                    100.0%    100.0%
                                 ======    ======
Expenses:
  Research and development         22.8      30.1
  Cost of product sales            11.1      14.5
  General and administrative       13.2      11.8
  Marketing and sales              22.6      15.2
  Commissions and royalties         1.6       0.7
  Interest and finance              --        0.1
                                 ------    ------
         Total                     71.3      72.4
                                 ------    ------
Income before income taxes         28.7      27.6
Income taxes                        8.9       8.3
                                 ------    ------
Net income                         19.8%     19.3%
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

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                                   Three Months Ended
                                                       March 31,
                                                ------------------------
                                                 1999              1998
                                                -----             -----

  Oxandrin.................................       42.4%             59.3%
  Bio-Tropin...............................       31.7              27.4
  BioLon...................................       14.6               9.5
  Delatestryl..............................        9.9               1.4
  Other....................................        1.4               2.4
                                                ------            ------
         Total.............................      100.0%            100.0%
                                                ======            ======

The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

     As previously announced, as a result of a slowing in the rate of increase of Oxandrin prescriptions, Olsten Health Services, Inc., BTG's distributor for Oxandrin, has decided to adjust future purchases to effect an adjustment in inventory. The timing and magnitude of the adjustment are the subject of ongoing discussions between Olsten and BTG, and will depend in large part on end-user demand for Oxandrin. As a result, purchases of Oxandrin by Olsten are expected to be lower than in 1998. The Company expects during 1999 to introduce Oxandrin to promote weight gain in patients with involuntary weight loss and pressure ulcers. Successful penetration of this new market could lead to a more rapid rate of Oxandrin prescription growth.

     The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:

                                              Three Months Ended
                                                   March 31,
                                            ----------------------
                                            1999             1998
                                            -----            ----

  United States.....................          51.9%            60.5%

  International.....................          48.1             39.5
                                            ------           ------

         Total......................         100.0%           100.0%
                                            ======           ======


Comparison of Three Months Ended March 31, 1999 and March  31, 1998

     Revenues. Total revenues increased 16% in the first quarter of 1999 to $20,228,000 from $17,440,000 in the first quarter of 1998. Product sales slightly increased by $131,000, or 1%, in the first quarter of 1999 from the comparable prior period, as increased sales of human growth hormone ("hGH"), BioLon and Delatestryl to BTG's distributors were almost entirely offset by decreased sales of Oxandrin. Oxandrin sales to Olsten Corporation ("Olsten"), the Company's wholesale and retail distributor of Oxandrin in the United States, decreased $2,602,000, or 28%, in the first quarter of 1999 compared to the first quarter of 1998. The decrease in sales to Olsten was due to Olsten's change in policy to reduce the amount of Oxandrin inventory it carries; however, end-user sales of Oxandrin by Olsten increased in the first quarter of 1999 compared to the first quarter of 1998 as well as the fourth quarter of 1998. Product sales of hGH,

BioLon and Delatestryl increased $712,000, $812,000 and $1,355,000 or 17%, 54% and 639%, respectively. The increase in sales of hGH were primarily due to increased sales in Japan resulting from Sumitomo Pharmaceutical Co., Ltd. commencing distribution of the Company's hGH in Japan in January 1999. The increase in sales of Delatestryl, which is also distributed on behalf of the Company by Olsten, is primarily the result of the U.S. Food and Drug Administration stopping production of a competing injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency).

     Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Contract fees represented approximately 14% of total revenues in the first quarter of 1999 compared to 6% in the first quarter of 1998. Of the contract fees earned in the first quarter of 1999, $2,596,000, or 89% of total contract fees, was earned in respect of Insulin and $175,000, or 6% of total contract fees, was earned in respect of the Company's Vitamin D Silkis product. Of the contract fees earned in the three months ended March 31, 1998, $500,000, or 50% of total contract fees, was earned in respect of the license of distribution rights for BioLon in the United States and $400,000, or 40% of total contract fees, was earned in respect of the Company's hepatitis-B vaccine. Interest income increased $408,000, or 74%, over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting mainly from exercise of warrants (which expired December 31, 1998) and options and cash flow from operations subsequent to March 31, 1998.

     Research and Development Expense. Research and development expense decreased 12% in the first quarter of 1999 to $4,618,000 from $5,256,000 in the first quarter of 1998. The greater research and development expenditures in the three month ended March 31, 1998 is mainly attributable to the Company's Phase III clinical trial for its superoxide dismutase product. The Phase III clinical trial, which was terminated in the second quarter of 1998, is now being continued as a Phase II trial.

     Cost of Product Sales. Cost of product sales decreased $264,000, or 10%, in the first quarter of 1999 to $2,254,000 from $2,518,000 in the first quarter of 1998. Cost of product sales as a percentage of product sales decreased to 14.2% as compared to 16.0% in the comparable period last year. Cost of product sales decreased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of human growth hormone and manufacturing efficiencies achieved at higher volumes, principally with BioLon. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

     General and Administrative Expense. General and administrative expense increased 30% in the first quarter of 1999 to $2,664,000 versus $2,052,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to approximately 13.2% of revenues in the first quarter of 1999 versus 11.8% of revenues in the comparable prior year period. The increase derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States.

     Marketing and Sales Expense. Marketing and sales expense increased 72% in the first quarter of 1999 to $4,559,000 from $2,647,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to approximately 22.6% from 15.2% for the first quarter of 1998. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities.

         Commissions and Royalties. Commissions and royalties were $321,000 in the first quarter of 1999, as compared to $126,000 in the first quarter of 1998. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

         Income Taxes. Provision for income taxes for the three months ended March 31, 1999 was $1,803,000, representing approximately 31% of income before income taxes as compared to $1,455,000, or 30% of income before income taxes, in the first quarter of 1997. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the tax rate.

         Earnings per Common Share. The Company had approximately 4.6 million and 1.7 million additional basic and diluted weighted average shares outstanding for the three month period ended March 31, 1999, as compared to the same period in 1998, respectively. The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 1998, of approximately 3,146,000 shares upon the exercise of warrants that expired on December 31, 1998. The increase in the number of diluted shares was the result of the increased number of shares outstanding, partially offset by fewer outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first quarter of 1999, which average fair market value was lower than in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1999 was $114,772,000 as compared to $110,359,000 at December 31, 1998.

         The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash decreased by $1,690,000 and $6,039,000 in the three months ended March 31, 1999 and 1998, respectively; however, short-term investments increased $25,696,000 and $10,141,000, respectively, in these periods.

         Net cash provided by (used in) operating activities was $24,612,000 and $(14,000) in the three months ended March 31, 1999 and 1998, respectively. Net income was $4,006,000 and $3,365,000 in the same periods, respectively. In the three months ended March 31, 1999, net cash provided by operating activities was greater than net income primarily because of changes in receivables of $19,636,000, deferred income taxes of $1,455,000 and depreciation and amortization of $825,000 partially offset by changes in prepaid expenses and other assets of $1,150,000. The decrease in accounts receivable is primarily attributable to the decrease in accounts receivable-other consisting of proceeds due from the exercise of warrants that expired on December 31, 1998, which proceeds were received in January 1999. In the three months ended March 31, 1998, net cash provided by operating activities was less than net income, primarily because of an increase in accounts receivable and other and inventory of $5,644,000 and $571,000, respectively, and a decrease in accounts payable of $387,000, partially offset by an increase in other current liabilities of $1,184,000, deferred income taxes of $1,427,000 and depreciation and amortization of $714,000.

         Net cash used in investing activities was $26,971,000 and $10,362,000 in the three months ended March 31, 1999 and 1998, respectively. Net cash used in investing activities included capital expenditures of $588,000 and $310,000 in these periods, respectively, primarily for laboratory and manufacturing equipment. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

         Net cash provided by financing activities was $699,000 and $4,337,000 in the three months ended March 31, 1999 and 1998, respectively, which are net proceeds from issuances of Common Stock, primarily as a result of exercise of stock options.

         The Company has agreed to purchase a manufacturing facility in Israel for approximately $6.5 million. The Company will initially locate its production activities for Bio-Hep-B and Fibrimage at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by the end of 2000. The Company expects it will cost approximately $30 million to complete the production facility (excluding the cost of purchasing the facility).

         The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

         The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 7% in 1997 and 9% in 1998, while the Shekel was devalued by approximately 9% and 18%, respectively. In the three months ended March 31, 1999 the consumer price index decreased at the rate of approximately 1% while the Shekel's value in relation to the U.S. dollar increased by approximately 3%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars in 1997 and 1998, but an increase in these costs in U.S. dollar terms in the first quarter of 1999. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

         At March 31, 1999, intangibles, net consist of (i) $1,191,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $322,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

         The Company believes that its remaining cash resources as of March 31, 1999, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

         The total cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $100,000, of which approximately [$25,000] has been expended through March 31, 1999. The actual cost, however, could exceed this estimate. The Company believes that such cost will not have a material effect on the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 5. Other Information

         In March 1999, Solchem Italiana, S.p.A. ("Solchem") filed a declaratory judgment action in Federal court seeking a determination that it was not an affiliate of Societa Prodottie Antibiotici, S.p.A. ("SPA") at the time BTG contracted with SPA to be an alternative supplier of oxandrolone, and therefore is not bound by the exclusivity provisions of the supply agreement, which require SPA and its affiliates to supply oxandrolone exclusively to BTG in the United States. The Company believes it has meritorious defenses to this action, and intends to defend it vigorously.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K:

               10.1 Employment Agreement dated as of April 27, 1999, by and between Bio-Technology General Corp. and Virgil Thompson.

               10.2 Employment Agreement dated as of April 27, 1999, by and among Bio-Technology General Corp., Bio-Technology General (Israel) Ltd. and Eli Admoni.

               27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BIO-TECHNOLOGY GENERAL CORP.
                          ----------------------------
                                  (Registrant)

                          By:   /s/ Sim Fass
                                ---------------------------
                                Sim Fass
                                Chairman and
                                Chief Executive Officer,
                                Principal Executive Officer

                                /s/ Yehuda Sternlicht
                                ---------------------------
                                Yehuda Sternlicht
                                Vice President-Finance and
                                Chief Financial Officer,
                                Principal Financial and
                                Accounting Officer

Dated: May 15, 1999