Form 10-Q
period 1999-06-30
BIO TECHNOLOGY GENERAL CORP
filed 1999-08-13
CIK 722104

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 1999

Commission File Number 0-15313

                          BIO-TECHNOLOGY GENERAL CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3033811
-------------------------------                         --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                 70 Wood Avenue South, Iselin, New Jersey 08830
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (732) 632-8800
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                         Former address: Not Applicable

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X    No
                                  ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of August 9, 1999:
52,531,626


================================================================================

                                      INDEX

                                                                       Page
                                                                      -------
Part I. Financial Information

  Item 1.   Financial Statements:

            Consolidated Balance Sheets at
               June 30, 1999 and December 31, 1998 ...................   3

            Consolidated Statements of Operations
               for the three and six months ended
               June 30, 1999 and 1998 ................................   4

            Consolidated Statement of Changes in
               Stockholders' Equity for the
               six months ended June 30, 1999 ........................   5

            Consolidated Statements of Cash Flows
               for the six months ended
               June 30, 1999 and 1998 ................................   6

            Notes to Consolidated Financial Statements................   7

  Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations..........................................   8

Part II.   Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders.......  15

  Item 6.   Exhibits and Reports on Form 8-K..........................  15

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      June 30, 1999
                                                       (Unaudited)      December 31, 1998
                                                      -------------     -----------------

ASSETS
Current Assets:
   Cash and cash equivalents ........................   $   8,410          $   9,431
   Short-term investments ...........................      65,604             37,602
   Accounts receivable - trade ......................      45,525             52,429
                       - other ......................         695             15,968
   Inventories ......................................       5,702              4,978
   Deferred income taxes ............................       2,637              5,407
   Prepaid expenses and other current assets ........         498                344
                                                        ---------          ---------
      Total current assets ..........................     129,071            126,159

Severance pay funded ................................       2,266              2,233
Property and equipment, net .........................      17,063              9,442
Intangibles, net ....................................       1,447              1,728
Patents, net ........................................         377                404
Other assets ........................................       2,507              2,629
                                                        ---------          ---------
      Total assets ..................................   $ 152,731          $ 142,595
                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term bank loans ............................   $     550          $     288
   Accounts payable .................................       5,166              5,359
   Other current liabilities ........................      10,572             10,153
                                                        ---------          ---------
      Total current liabilities .....................      16,288             15,800
                                                        ---------          ---------
Long-term liabilities ...............................       3,924              3,818
                                                        ---------          ---------
Stockholders' equity:
   Preferred stock - $.01 par value; 4,000,000
     shares authorized; no shares issued ............        --                  --
   Common stock - $.01 par value; 150,000,000
     shares authorized; issued: 52,218,000
    (51,934,000 at December 31, 1998) ...............         522                519
   Capital in excess of par value ...................     162,439            161,164
   Deficit ..........................................     (27,290)           (36,396)
   Less - treasury stock at cost, 83,000 shares .....        (340)              (340)
   Accumulated other comprehensive income ...........      (2,812)            (1,970)
                                                        ---------          ---------
      Total stockholders' equity ....................     132,519            122,977
                                                        ---------          ---------

      Total liabilities and stockholders' equity ....   $ 152,731          $ 142,595
                                                        =========          =========



The accompanying notes are an integral part of these consolidated balance sheets.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)
                                       (in thousands except per share data)


                                              Six Months Ended                  Three Months Ended
                                                   June 30,                           June 30,
                                            --------------------               ----------------------
                                             1999        1998                   1999          1998
                                            ------      -------                -------       -------
Revenues:
   Product sales.......................    $35,248      $32,659                $19,381       $16,923
   Contract fees.......................      4,633        1,744                  1,727           740
   Other revenues......................      1,216          275                    719           125
   Interest income.....................      2,011        1,408                  1,053           858
                                            ------       ------                 ------        ------
                                            43,108       36,086                 22,880        18,646
                                            ------       ------                 ------        ------

Expenses:
   Research and development............      8,977        8,973                  4,359         3,717
   Cost of product sales...............      6,122        5,006                  3,868         2,488
   General and administrative..........      5,895        4,381                  3,231         2,329
   Marketing and sales.................      8,324        5,950                  3,765         3,303
   Commissions and royalties...........        717          343                    396           217
   Interest and finance................         60           40                     57            19
                                            ------       ------                 ------        ------
                                            30,095       24,693                 15,676        12,073
                                            ------       ------                 ------        ------

Income before income taxes.............     13,013       11,393                  7,204         6,573

Income taxes...........................      3,907        3,485                  2,104         2,030
                                            ------       ------                 ------        ------

Net income.............................    $ 9,106      $ 7,908                $ 5,100       $ 4,543
                                            ======       ======                 ======        ======

Earnings per common  share:
   Basic...............................    $  0.18      $  0.17                $  0.10       $  0.09
                                             =====        =====                  =====         =====
   Diluted.............................    $  0.17      $  0.16                $  0.10       $  0.09
                                             =====        =====                  =====         =====

Weighted average number of common and
common equivalent shares:
   Basic...............................     52,014       47,810                 52,086        48,292
                                            ======       ======                 ======        ======
   Diluted.............................     53,217       50,893                 53,358        50,514
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


                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)
                                                       (in thousands)


                                                                                             Accumulated
                                      Common Stock                                               Other
                                      --------------     Capital in                          Comprehensive      Total
                                               Par        Excess of                Treasury     Income       Stockholders'
                                      Shares  Value       Par Value      Deficit     Stock      (Loss)          Equity
                                      ------  -----      -----------     -------   --------- --------------  -------------
Balance, December 31, 1998.........    51,934     $519     $161,164     $(36,396)    $(340)    $(1,970)         $122,977
Comprehensive income:
   Net income for six months
     ended June  30, 1999..........                                        9,106                                   9,106
   Unrealized loss on marketable
     securities, net...............                                                               (842)             (842)
                                                                                                                --------
Total comprehensive income:                                                                                        8,264
                                                                                                                --------
Issuance of common stock. .........       120        1          647                                                  648
Exercise of stock options..........       164        2          628                                                  630
                                     --------    -----     --------     ---------    ------    --------         --------
Balance, June 30, 1999.............    52,218    $ 522     $162,439     $(27,290)    $(340)    $(2,812)         $132,519
                                     ========    =====     ========     =========    ======    ========         ========


The accompanying notes are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months
                                                                 Ended June 30,
                                                             ----------------------
                                                                1999       1998
                                                             ---------   ----------
Cash flows from operating activities:
   Net income ............................................   $  9,106    $  7,908
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization .......................      1,692       1,440
     Provision for severance pay .........................        106        (142)
     Gain (loss) on sales of short-term investments ......        174        (220)
     (Loss) on sales of fixed assets .....................         (5)       --
     Deferred income taxes ...............................      2,770       3,248
     Common stock as payment for services ................         30          29
     Changes in: receivables .............................     22,177      (4,897)
                inventories ..............................       (724)       (500)
                prepaid expenses and other current  assets       (154)         (8)
                accounts payable .........................       (193)        219
                other assets .............................        (36)         (4)
                other current liabilities ................        681       1,597
                                                             --------    --------
Net cash provided by operating activities ................     35,624       8,670
                                                             --------    --------

Cash flows from investing activities:
   Short-term investments ................................    (39,597)    (16,178)
   Capital expenditures ..................................     (8,629)     (1,224)
   Changes in patents ....................................       (108)       --
   Changes in intangibles ................................       (149)       --
   Severance pay used (funded) ...........................        (33)         82
   Proceeds from sales of fixed assets ...................         44        --
   Proceeds from sales of short-term investments .........     10,579       7,564
                                                             --------    --------
 Net cash used in investing activities ...................    (37,893)     (9,756)
                                                             --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ................      1,248       5,574
                                                             --------    --------

Net (decrease) increase in cash and cash equivalents .....     (1,021)      4,488
Cash and cash equivalents at beginning of year ...........      9,431       9,329
                                                             --------    --------
Cash and cash equivalents at end of period ...............   $  8,410    $ 13,817
                                                             ========    ========

Supplementary Information
-------------------------
Other information:
   Income tax paid .......................................   $    789    $    185




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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    Three and six months ended June 30, 1999
             compared with three and six months ended June 30, 1998

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


                                                 Six Months Ended           Three Months Ended
                                                      June 30,                    June 30,
                                                -------------------         --------------------
                                                1999         1998           1999          1998
                                                ----         ----           ----          ----
Revenues:
  Product sales...........................      81.8%         90.5%         84.7%          90.7%
  Contract fees...........................      10.7           4.8           7.6            4.0
  Other revenues..........................       2.8           0.8           3.1            0.7
  Interest income.........................       4.7           3.9           4.6            4.6
                                               ------        ------        ------         ------
       Total..............................     100.0%        100.0%        100.0%         100.0%
                                               ======        ======        ======         ======
Expenses:
  Research and development................      20.8%         24.9%         19.1%          19.9%
  Cost of product sales...................      14.2          13.9          16.9           13.3
  General and administrative..............      13.7          12.1          14.1           12.5
  Marketing and sales.....................      19.3          16.5          16.5           17.7
  Commissions and royalties...............       1.7           0.9           1.7            1.2
  Interest and finance....................       0.1           0.1           0.2            0.1
                                               ------        ------        ------         ------
      Total...............................      69.8          68.4          68.5           64.7
                                               ------        ------        ------         ------
Income before taxes.......................      30.2          31.6          31.5           35.3
Income taxes..............................       9.1           9.7           9.2           10.9
                                               ------        ------        ------         ------
Net income................................      21.1%         21.9%         22.3%          29.4%
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

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:


                                                Six Months Ended      Three Months Ended
                                                     June 30,               June 30,
                                               ------------------      -------------------
                                               1999         1998        1999        1998
                                               -----        -----      ------       -----
Oxandrin..................................     38.5%        60.7%       35.3%        62.1%
Bio-Tropin................................     37.7         27.0        42.6         26.6
BioLon....................................     11.5          9.3         9.1          9.2
Delatestryl...............................     11.0          1.3        12.0          1.3
Other.....................................      1.3          1.7         1.0          0.8
                                              ------       ------      ------       ------
      Total...............................    100.0%       100.0%      100.0%       100.0%
                                              ======       ======      ======       ======

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

         The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:

                                  Six Months Ended        Three Months Ended
                                     June 30,                   June 30,
                                ------------------       ----------------------
                                 1999        1998         1999          1998
                                ------      ------       ------        -------
United States ............       45.3%       62.0%        37.2%         63.0%
International ............       54.7        38.0         62.8          37.0
                                -----       -----        -----         -----
      Total ..............      100.0%      100.0%       100.0%        100.0%
                                =====       =====        =====         =====

Comparison of Six Months Ended June 30, 1999 and June 30, 1998

         Revenues. Total revenues increased 19% in the first half of 1999 to $43,108,000 from $36,086,000 in the first half of 1998. Product sales increased by $2,589,000, or 8%, in the first half of 1999 from the comparable prior period, as increased sales of human growth hormone ("hGH"), BioLon and Delatestryl to BTG's distributors were partially offset by decreased sales of Oxandrin. Oxandrin sales to Olsten Corporation ("Olsten"), the Company's wholesale and retail distributor of Oxandrin in the United States, decreased $8,265,000, or 42%, in the first half of 1999 compared to the first half of 1998. The decrease in sales to Olsten was due to Olsten's change in policy to reduce the amount of Oxandrin inventory it carries; however, end-user sales of Oxandrin by Olsten increased in the first half of 1999 compared to the first half of 1998. The decrease in sales to Olsten was partially offset by $2,153,000 of sales of Oxandirin to a third party for distribution overseas. Product sales of hGH, BioLon and Delatestryl increased $4,470,000, $1,015,000 and $3,457,000 or 51%, 33% and 810%, respectively. The increase in sales of hGH were primarily due to increased sales in Japan resulting from Sumitomo Pharmaceutical Co., Ltd. commencing distribution of the Company's hGH in Japan in January 1999. The increase in sales of Delatestryl, which is also distributed on behalf of the Company by Olsten, is primarily the result of the U.S. Food and Drug Administration stopping production of a competing injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency).

         Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Contract fees represented 10.7% of total revenues in the first half of 1999 compared to 4.8% in the first half of 1998. Of the contract fees earned in the first half of 1999, $4,197,000, or 91% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis. Of the contract fees earned in the first half of 1998, $500,000, or 29% of total contract fees, were earned in respect of the license of distribution rights for BioLon in the United States, and $425,000, $400,000 and $353,000, or 24%, 23% and 20% of total contract fees, respectively, were earned in respect of the Company's oral contraceptive regimen, hepatitis-B vaccine and insulin, respectively. Interest income increased $603,000, or 43%, over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting mainly from exercise of warrants (which expired December 31, 1998) and options and cash flow from operations subsequent to June 30, 1998.

         Research and Development Expense. Research and development expense was essentially the same in the first half of 1999 and 1998. In the first half of 1998, the Company was conducting a Phase III clinical trial for its superoxide dismutase product. This clinical trial, which was terminated in the second quarter of 1998, is now being conducted as a Phase II trial. The decrease in research and development expenses resulting from termination of the Phase III trial was offset by increased salaries due to increased research and development and other clinical activities.

         Cost of Product Sales. Cost of product sales increased $1,116,000, or 22%, in the first half of 1999 to $6,122,000 from $5,006,000 in the first half of 1998. Cost of product sales as a percentage of product sales increased to 17.4% as compared to 15.3% in the comparable period last year. Cost of product sales increased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of Delatestryl. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while Delatestryl and BioLon have the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         General and Administrative Expense. General and administrative expense increased 35% in the first half of 1999 to $5,895,000 versus $4,381,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to 13.7% of revenues in the first half of 1999 versus 12.1% of revenues in the comparable prior year period. The increase derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States.

         Marketing and Sales Expense. Marketing and sales expense increased 40% in the first half of 1999 to $8,324,000 from $5,950,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to 19.3% from 16.5% for the first half of 1998. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities.

         Commissions and Royalties. Commissions and royalties were $717,000 in the first half of 1999, as compared to $343,000 in the first half of 1998. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

         Income Taxes. Provision for income taxes for the six months ended June 30, 1999 was $3,907,000, representing 30.0% of income before income taxes as compared to $3,485,000, or 30.6% of income before income taxes, in the six months ended June 30, 1998. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the tax rate.

         Earnings per Common Share. The Company had approximately 4.2 million and 2.3 million additional basic and diluted weighted average shares outstanding, respectively, for the six month period ended June 30, 1999, as compared to the same period in 1998. The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 1998, of approximately 3,146,000 shares upon the exercise of warrants that expired on December 31, 1998. The increase in the number of diluted shares was the result of the increased number of shares outstanding, partially offset by fewer outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first half of 1999, which average fair market value was lower than in the first half of 1998.

Comparison of Three Months Ended June 30, 1999 and June 30, 1998

         Revenues. Total revenues increased 23% in the second quarter of 1999 to $22,880,000 from $18,646,000 in the second quarter of 1998. Product sales increased by $2,458,000, or 15%, in the second quarter of 1999 from the comparable prior period, as increased sales of human growth hormone, BioLon and Delatestryl to BTG's distributors were partially offset by decreased sales of Oxandrin. Oxandrin sales to Olsten Corporation, the Company's wholesale and retail distributor of Oxandrin in the United States, decreased $5,663,000, or 54%, in the three months ended June 30, 1999 compared to the same period in 1998. The decrease in sales to Olsten was due to Olsten's change in policy to reduce the amount of Oxandrin inventory it carries; however, end-user sales of Oxandrin by Olsten increased in the second quarter of 1999 compared to the second quarter of 1998 and the first quarter of 1999. The decrease in sales to Olsten was partially offset by $2,083,000 of sales of Oxandrin to a third party for distribution overseas. Product sales of hGH, BioLon and Delatestryl increased $3,758,000, $203,000 and $2,102,000 or 83%, 13% and 877%,
respectively. The increase in sales of hGH were primarily due to increased sales in Japan resulting from Sumitomo Pharmaceutical Co., Ltd. commencing distribution of the Company's hGH in Japan in January 1999. The increase in sales of Delatestryl, which is also distributed on behalf of the Company by Olsten, is primarily the result of the U.S. Food and Drug Administration stopping production of a competing injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency).

         Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Contract fees represented 7.6% of total revenues in the second quarter of 1999 compared to 4.0% in the second quarter of 1998. Of the contract fees earned in the second quarter of 1999, $1,600,000, or 93% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis. Of the contract fees earned in the second quarter of 1998, $425,000 and $282,000, or 57% and 38% of total contract fees, respectively, were earned in respect of the Company's oral contraceptive regimen and insulin, respectively. Interest income increased $195,000, or 23% over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting mainly from exercise of warrants (which expired December 31, 1998) and options and cash flow from operations subsequent to June 30, 1998.

         Research and Development Expense. Research and development expense increased 17% in the second quarter of 1999 to $4,359,000 from $3,717,000 in the second quarter of 1998. The increase in research and development expenditures in the three month ended June 30, 1999 is mainly attributable to increased salaries due to increased research and development and other clinical activities.

         Cost of Product Sales. Cost of product sales increased $1,380,000, or 55%, in the second quarter of 1999 to $3,868,000 from $2,488,000 in the second quarter of 1998. Cost of product sales as a percentage of product sales increased to 20.0% as compared to 14.7% in the comparable period last year. Cost of product sales decreased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of Delatestryl. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while Delatestryl and BioLon have the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         General and Administrative Expense. General and administrative expense increased 39% in the second quarter of 1999 to $3,231,000 versus $2,329,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to 14.1% of revenues in the second quarter of 1999 versus 12.5% of revenues in the comparable prior year period. The increase derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States.

         Marketing and Sales Expense. Marketing and sales expense increased 14% in the second quarter of 1999 to $3,765,000 from $3,303,000 for the prior year period. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities. As a percentage of revenues, marketing and sales expense decreased to 16.5% from 17.7% for the second quarter of 1998 due to the fact that revenues increased at a faster rate than marketing and sales expense.

         Commissions and Royalties. Commissions and royalties were $396,000 in the second quarter of 1999, as compared to $217,000 in the second quarter of 1998. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

         Income Taxes. Provision for income taxes for the three months ended June 30, 1999 was $2,104,000, representing 29.2% of income before income taxes as compared to $2,030,000, or 30.9% of income before income taxes, in the second quarter of 1998. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the tax rate.

         Earnings per Common Share. The Company had approximately 3.8 million and 2.8 million additional basic and diluted weighted average shares outstanding, respectively, for the three month period ended June 30, 1999, as compared to the same period in 1998. The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 1998, of approximately 3,146,000 shares upon the exercise of warrants that expired on December 31, 1998. The increase in the number of diluted shares was the result of the increased number of shares outstanding, partially offset by fewer outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the second quarter of 1999, which average fair market value was lower than in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1999 was $112,783,000 as compared to $110,359,000 at December 31, 1998.

         The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash (decreased) increased by $(1,021,000) and $4,488,000 in the six months ended June 30, 1999 and 1998, respectively. Short-term investments increased $28,002,000 and $8,387,000, respectively, in these periods.

         Net cash provided by operating activities was $35,624,000 and $8,670,000 in the six months ended June 30, 1999 and 1998, respectively. Net income was $9,106,000 and $7,908,000 in the same periods, respectively. In the six months ended June 30, 1999 net cash provided by operating activities was greater than net income primarily because of a decrease in receivables of $22,177,000, deferred income taxes at $2,770,000 and depreciation and amortization at $1,692,000. In the six months ended June 30, 1998, net cash provided by operating activities was greater than net income primarily because of a decease in deferred income taxes of $3,248,000, an increase in other current liabilities of $1,597,000 and depreciation and amortization of $1,440,000 partially offset by an increase in receivables and inventories of $4,897,000 and $500,000, respectively.

         Net cash used in investing activities was $37,893,000 and $9,756,000 in the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities included capital expenditures of $8,629,000 and $1,224,000 in these periods, respectively, consisting in 1999 of approximately $6,250,000 to purchase a new manufacturing facility, with the remainder in both periods primarily for laboratory and manufacturing equipment. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

         Net cash provided by financing activities was $1,248,000 and $5,574,000 in the six months ended June 30, 1999 and 1998, respectively, which are net proceeds from issuances of Common Stock, primarily as a result of exercise of stock options.

         The Company purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for Bio-Hep-B and Fibrimage at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by the end of 2000. The Company expects it will cost approximately $30 million to complete the production facility (excluding the cost of purchasing the facility).

         The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

         The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 7% in 1997 and 9% in 1998, while the Shekel was devalued by approximately 9% and 18%, respectively. In the six months ended June 30, 1999 the consumer price index decreased at the rate of approximately 1% while the Shekel's value in relation to the U.S. dollar decreased by approximately 2%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

         At June 30, 1999, intangibles, net consist of (i) $1,083,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $214,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

         The Company believes that its remaining cash resources as of June 30, 1999, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

         The total cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $100,000, of which approximately $50,000 has been expended through June 30, 1999. The actual cost, however, could exceed this estimate. The Company believes that such cost will not have a material effect on the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 9, 1999.

         (c) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

               Name                      Votes For             Votes Withheld
               ----                      ---------             --------------
               Herbert J. Conrad         46,415,277                 571,874
               Sim Fass                  46,415,577                 571,574
               Carl Kaplan               46,415,777                 571,374
               Allan Rosenfield          46,415,777                 571,374
               David Tendler             46,415,777                 571,374
               Virgil Thompson           46,415,277                 571,874
               Dan Tolkowsky             46,410,017                 577,134
               Faye Wattleton            46,411,677                 575,474
               Herbert Weissbach         46,415,777                 571,374



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:
               ---------

               10.1 Employment Agreement, dated as of July 23, 1999, between Bio-Technology General Corp. and Robert M. Shaw

               27.   Financial Data Schedule

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

                                  BIO-TECHNOLOGY GENERAL CORP.
                                  ----------------------------
                                         (Registrant)



                                  By: /s/ SIM FASS
                                      ----------------------------
                                      Sim Fass
                                      Chairman and
                                      Chief Executive Officer,
                                      Principal Executive Officer



                                      /s/ YEHUDA STERNLICHT
                                      ----------------------------
                                      Yehuda Sternlicht
                                      Vice President-Finance and
                                      Chief Financial Officer,
                                      Principal Financial and Accounting Officer

Dated: August 11, 1999