Form 10-Q
period 1999-09-30
BIO TECHNOLOGY GENERAL CORP
filed 1999-11-15
CIK 722104

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Common Stock, par value $.01 per share, outstanding as of November 10, 1999:
 52,911,647

                                      INDEX
                                      -----

                                                                           Page
                                                                          -----

Part I.   Financial Information

  Item 1.   Financial Statements:

            Consolidated Balance Sheets at
               September 30, 1999 and December 31, 1998..................    3

            Consolidated Statements of Operations
               for the three and nine months ended
               September 30, 1999 and 1998...............................    4

            Consolidated Statement of Changes in
               Stockholders' Equity for the
               nine months ended September 30, 1999......................    5

            Consolidated Statements of Cash Flows
               for the nine months ended
               September 30, 1999 and 1998...............................    6

            Notes to Consolidated Financial Statements...................    7


  Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations..........    8


Part II.   Other Information

     Item 6.     Exhibits and Reports on Form 8-K........................   16

PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              September 30, 1999
                                                 (Unaudited)      December 31, 1998
-----------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents....................     $ 16,671        $  9,431
  Short-term investments.......................       64,274          37,602
  Accounts receivable -- trade.................       48,322          52,429
                      -- other.................          544          15,968
  Inventories .................................        5,335           4,978
  Deferred income taxes........................        1,053           5,407
  Prepaid expenses and other current assets....          351             344
                                                    --------        --------
  Total current assets.........................      136,550         126,159

Severance pay funded...........................        2,126           2,233
Property and equipment, net....................       17,490           9,442
Intangibles, net...............................        1,233           1,728
Patents, net...................................          301             404
Other assets...................................        2,780           2,629
                                                    --------        --------
  Total assets.................................     $160,480        $142,595
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans........................     $  1,341        $    288
  Accounts payable.............................        2,558           5,359
  Other current liabilities....................       11,197          10,153
                                                    --------        --------
    Total current liabilities..................       15,096          15,800
                                                    --------        --------
Long-term liabilities..........................        3,922           3,818
                                                    --------        --------

Stockholders' equity:
  Preferred stock - $.01 par value; 4,000,000
    shares authorized; no shares issued........         --              --
  Common stock - $.01 par value; 150,000,000
    shares authorized; issued: 52,795,000
    (51,934,000 at December 31, 1998)..........          528             519
  Capital in excess of par value...............      165,528         161,164
  Deficit......................................      (20,500)        (36,396)
  Less - treasury stock at cost, 83,000 shares.         (340)           (340)
  Accumulated other comprehensive income.......       (3,754)         (1,970)
                                                    --------        --------
    Total stockholders' equity.................      141,462         122,977
                                                    --------        --------

    Total liabilities and stockholders' equity.     $160,480        $142,595
                                                    ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (in thousands except per share data)


                                     Nine Months Ended        Three Months Ended
                                      September 30,             September 30,
--------------------------------------------------------------------------------
                                     1999        1998         1999       1998
--------------------------------------------------------------------------------
Revenues:
  Product sales.................   $50,164      $50,554     $14,916    $  17,895
  Contract fees.................    14,809        2,353      10,176          609
  Other revenues................     2,450          564       1,234          289
  Interest income...............     3,167        2,182       1,156          774
                                   -------      -------     -------    ---------
                                    70,590       55,653      27,482       19,567
                                   -------      -------     -------    ---------
Expenses:
  Research and development......    15,389       13,176       6,412        4,203
  Cost of product sales.........     8,987        7,733       2,865        2,727
  General and administrative....     8,822        6,299       2,927        1,918
  Marketing and sales...........    11,766        9,345       3,442        3,395
  Commissions and royalties.....     2,684          557       1,967          214
  Interest and finance..........        81           65          21           25
                                   -------      -------     -------    ---------
                                    47,729       37,175      17,634       12,482
                                   -------      -------     -------    ---------

Income before income taxes......    22,861       18,478       9,848        7,085

Income taxes....................     6,965        5,543       3,059        2,058
                                   -------      -------     -------    ---------

Net income......................   $15,896      $12,935     $ 6,789    $   5,027
                                   =======      =======     =======    =========

Earnings per common  share:
  Basic.........................   $  0.30      $  0.27     $  0.13    $    0.10
                                   =======      =======     =======    =========
  Diluted.......................   $  0.30      $  0.26     $  0.12    $    0.10
                                   =======      =======     =======    =========

Weighted average number of
 common and common equivalent
 shares:

  Basic.........................    52,164       48,022      52,483       48,437
                                    ======       ======      ======       ======
  Diluted.......................    53,485       50,616      54,701       49,710
                                    ======       ======      ======       ======


The accompanying notes are an integral part of these consolidated statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)




                                                                                                  Accumulated
                                         Common Stock     Capital in                                Other         Total
                                                  Par      Excess of                  Treasury   Comprehensive  Stockholders'
                                        Shares   Value     Par Value    Deficit         Stock       Income         Equity
                                                                                                    (Loss)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ..........  51,934     $519     $161,164     $(36,396)       $(340)      $(1,970)      $122,977
Comprehensive income:
   Net income for nine months
    ended September 30, 1999 ........                                     15,896                                    15,896
   Unrealized loss on marketable
    securities, net .................                                                                (1,784)        (1,784)
                                                                                                                  --------
Total comprehensive income:                                                                                         14,112
                                                                                                                  --------
Issuance of common stock ............     192        2        1,012                                                  1,014
Exercise of stock options ...........     669        7        3,352                                                  3,359
                                       ------     ----     --------     --------        -----       -------       --------
Balance, September 30, 1999 .........  52,795     $528     $165,528     $(20,500)       $(340)      $(3,754)      $141,462
                                       ======     ====     ========     ========        =====       =======       ========


The accompanying notes are an integral part of this consolidated statement.



                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                               (in thousands)


                                                                          Nine Months
                                                                      Ended September 30,
                                                                -------------------------------
                                                                   1999             1998
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income..........................................         $ 15,896           $ 12,935
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.....................            2,586              2,328
    Provision for severance pay.......................              104                 26
    Loss on sales of short-term investments...........              361               (229)
    Gain on sales of fixed assets.....................               (5)                --
    Deferred income taxes.............................            4,354              4,834
    Common stock as payment for services..............               30                 46
    Changes in:
      receivables.....................................           19,531             (8,463)
      inventories.....................................             (357)              (633)
      prepaid expenses and other current  assets                     (7)               183
      accounts payable ...............................           (2,801)               793
      other assets ...................................             (388)               (75)
      other current liabilities ......................            2,097              2,155
                                                               --------           --------
Net cash provided by operating activities.............           41,401             13,900
                                                               --------           --------

Cash flows from investing activities:
  Short-term investments..............................          (44,642)           (20,694)
  Capital expenditures................................           (9,579)            (1,968)
  Changes in patents..................................             (108)               (98)
  Changes in intangibles..............................             (151)                --
  Severance pay used .................................              107                173
  Proceeds from sales of fixed assets.................               44                 --
  Proceeds from sales of short-term investments.......           15,825             10,361
                                                               ---------          --------
Net cash used in investing activities.................         (38,504)           (12,226)
                                                               --------           --------

Cash flows from financing activities:
  Proceeds from issuance of common stock..............            4,343              5,717
                                                               --------           --------

Net increase in cash and cash equivalents.............            7,240              7,385
Cash and cash equivalents at beginning of year........            9,431              9,329
                                                               --------           --------
Cash and cash equivalents at end of period............         $ 16,671           $ 16,714
                                                               ========           ========

SUPPLEMENTARY INFORMATION
Other information:
  Income tax paid.....................................         $  2,595           $    464




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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 Three and nine months ended September 30, 1999
          compared with three and nine months ended September 30, 1998

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


                                            Nine Months Ended              Three Months Ended
                                               September 30                   September 30
                                          -----------------------        -----------------------
                                          1999              1998         1999               1998
                                          ----              ----         ----               ----
Revenues:
  Product sales....................       71.0%             90.8%         54.3%             91.4%
  Contract fees....................       21.0               4.2          37.0               3.1
  Other revenues...................        3.5               1.0           4.5               1.5
  Interest income..................        4.5               4.0           4.2               4.0
                                         -----             -----         -----             -----
       Total.......................      100.0%            100.0%        100.0%            100.0%
                                         =====             =====         =====             =====
Expenses:
  Research and development.........       21.8%             23.7%         23.3%             21.5%
  Cost of product sales............       12.7              13.9          10.4              13.9
  General and administrative.......       12.5              11.3          10.7               9.8
  Marketing and sales..............       16.7              16.8          12.5              17.4
  Commissions and royalties........        3.8               1.0           7.2               1.1
  Interest and finance.............        0.1               0.1           0.1               0.1
                                         -----             -----         -----             -----
      Total........................       67.6              66.8          64.2              63.8
                                         -----             -----         -----             -----
Income before taxes................       32.4              33.2          35.8              36.2
Income taxes.......................        9.9              10.0          11.1              10.5
                                         -----             -----         -----             -----
Net income.........................       22.5%             23.2%         24.7%             25.7%
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

     The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                     Nine Months Ended       Three Months Ended
                                        September 30            September 30
                                     ----------------        ------------------
                                      1999      1998         1999         1998
                                     -----      -----        -----        -----
Oxandrin.......................       39.2%      62.0%        40.9%        65.0%
Bio-Tropin.....................       32.5       26.0         20.3         23.0
BioLon.........................       13.3       10.0         17.5         10.0
Delatestryl....................       13.8        1.0         20.4          1.0
Other..........................        1.2        1.0          0.9          1.0
                                     -----      -----        -----        -----
      Total....................      100.0%     100.0%       100.0%       100.0%
                                     =====      =====        =====        =====

        The Company believes that its product mix will fluctuate from quarter to quarter as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

        As previously announced, as a result of a slowing in the rate of increase of Oxandrin prescriptions, Olsten Health Services, Inc. ("Olsten"), BTG's wholesale and retail distributor for Oxandrin in the United States, has decided to adjust future purchases to effect an adjustment in inventory. The timing and magnitude of the adjustment are the subject of ongoing discussions between Olsten and BTG, and will depend in large part on end-user demand for Oxandrin. As a result, purchases of Oxandrin by Olsten will be lower than in 1998. The Company expects during 1999 to introduce Oxandrin to promote weight gain in patients with involuntary weight loss and pressure ulcers. Successful penetration of this new market could lead to a more rapid rate of Oxandrin prescription growth.

        The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:


                                          Nine Months Ended                Three Months Ended
                                             September 30                      September 30
                                     --------------------------         -------------------------
                                      1999               1998            1999                1998
                                      ----               ----            ----                ----
United States..................       51.2%               63.0%          65.4%               66.0%
International..................       48.8                37.0           34.6                34.0
                                    ------              ------         ------              ------
      Total....................      100.0%              100.0%         100.0%              100.0%
                                     =====               =====          =====               =====




Comparison of Nine Months Ended September 30, 1999 and September 30, 1998

        Revenues. Total revenues increased 27% in the nine months ended September 30, 1999 to $70,590,000 from $55,653,000 in the nine months ended September 30, 1998. Product sales decreased by $390,000, or 1%, in the first nine months of 1999 from the comparable prior period, as increased sales of human growth hormone ("hGH"), BioLon and Delatestryl to BTG's distributors were completely offset by decreased sales of Oxandrin. Oxandrin sales to Olsten decreased $11,761,000, or 37%, in the first nine months of 1999 compared to the first nine months of 1998. The decrease in sales to Olsten was due to Olsten's change in policy to reduce the amount of Oxandrin inventory it carries; however, end-user sales of Oxandrin by Olsten increased by 22% and prescriptions increased by 29% in the first nine months of 1999 compared to the first nine months of 1998. The decrease in sales to Olsten was partially offset by $2,153,000 of sales of Oxandrin to third parties for distribution overseas. Product sales of hGH, BioLon and Delatestryl increased $3,360,000, $1,805,000 and $6,322,000, or 26%, 37% and 950%, respectively. The increase in sales of hGH were primarily due to increased sales in Japan resulting from Sumitomo Pharmaceutical Co., Ltd. commencing distribution of the Company's hGH in Japan in January 1999. The increase in sales of Delatestryl, which is also distributed on behalf of the Company by Olsten, is primarily the result of the U.S. Food and Drug Administration stopping production of a competing injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency).

        Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel (the "Chief Scientist"). Contract fees represented 21% of total revenues in the nine months ended September 30, 1999 compared to 4% in the nine months ended September 30, 1998. Of the contract fees earned in the nine months ended September 30, 1999, $10,000,000 or 68% of total contract fees, was earned in respect of a strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products. Of the remainder, $4,197,000, or 28% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis. Of the contract fees earned in the nine months ended September 30, 1998, $1,000,000, or 42% of total contract fees, was earned in respect of the license of distribution rights for BioLon in the United States, and $425,000, $412,000 and $400,000, or 18%, 18% and 17% of total contract fees, respectively, were earned in respect of the Company's oral contraceptive regimen, insulin and hepatitis-B vaccine products, respectively. Other revenue increased $1,886,000 to $2,450,000 in the nine months ended September 30, 1999, primarily due to royalties received from Organon, Inc. in respect of the Company's patented oral contraceptive dosing regimen and settlement of prior amounts owed to the Company by the Chief Scientist. Interest income increased $985,000, or 45%, over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting mainly from exercise of warrants (which expired December 31, 1998) and options and cash flow from operations subsequent to September 30, 1998.

        Research and Development Expense. Research and development expense increased in the nine months ended September 30, 1999 by $2,213,000 or 17% as compared to the same period last year. The increase in research and development in the nine months ended September 30, 1999 as compared to the comparable period last year was primarily related to the development of a new formulation for one of its existing products, partially offset by the termination in 1998 of the Company's Phase III clinical trial for its superoxide dismutase which is now being conducted as a Phase II trial.

        Cost of Product Sales. Cost of product sales increased $1,254,000, or 16%, in the nine months ended September 30, 1999 to $8,987,000 from $7,733,000 in the nine months ended September 30, 1998. Cost of product sales as a percentage of product sales increased to 17.9% as compared to 15.3% in the comparable period last year. Cost of product sales increased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of Delatestryl and BioLon and decreased sales of Oxandrin. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while Delatestryl and BioLon have the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

        General and Administrative Expense. General and administrative expense increased 40% in the nine months ended September 30, 1999 to $8,822,000 versus $6,299,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to 12.5% of revenues in the nine months ended September 30, 1999 versus 11.3% of revenues in the comparable prior year period. The increase derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States as well as increased compensation costs.

        Marketing and Sales Expense. Marketing and sales expense increased 26% in the nine months ended September 30, 1999 to $11,766,000 from $9,345,000 for the prior year period. As a percentage of revenues, marketing and sales expense decreased to 16.7% from 16.8% for the nine months ended September 30, 1998 due to the fact that revenues increased at a slightly faster rate than marketing and sales expenses. However, as a percentage of product sales these expenses increased to 23.5% in 1999 from 18.5% in 1998. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities.

        Commissions and Royalties. Commissions and royalties were $2,684,000 in the nine months ended September 30, 1999, as compared to $557,000 in the nine months ended September 30, 1998. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. However, the increase in the nine months ended September 30, 1999 resulted mainly from the accrual of $1,485,000, net, of commissions received in respect of Serono's sales of its human growth hormone to Olsten, which commissions the Company expects it will be required to refund because the Company expects that Olsten will return most of the human growth hormone product to Serono because it is anticipated that most of the product will be expired before it is sold. BTG has terminated its agreement with Serono pursuant to which it was co-promoting, through the Company's distribution channel with Olsten, Serono's recombinant human growth hormone products in the United States.

        Income Taxes. Provision for income taxes for the nine months ended September 30, 1999 was $6,965,000, representing 30% of income before income taxes as compared to $5,543,000, or 30% of income before income taxes, in the nine months ended September 30, 1998. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the tax rate.

        Earnings per Common Share. The Company had approximately 4.1 million and
2.9 million additional basic and diluted weighted average shares outstanding, respectively, for the nine month period ended September 30, 1999, as compared to the same period in 1998. The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 1998, of approximately 3,146,000 shares upon the exercise of warrants that expired on December 31, 1998, as well as the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, partially offset by fewer outstanding options being considered common equivalent shares because their exercise price was above the average fair market value of the Common Stock for the first nine months of 1999, which average fair market value was lower than in the first nine months of 1998.

Comparison of Three Months Ended September  30, 1999 and September 30, 1998

        Revenues. Total revenues increased 40% in the third quarter of 1999 to $27,482,000 from $19,567,000 in the third quarter of 1998. Product sales decreased by $2,979,000, or 17%, in the third quarter of 1999 from the comparable prior period, as decreased sales of Oxandrin and human growth hormone were only partially offset by increased sales of BioLon and Delatestryl to BTG's distributors. Oxandrin sales to Olsten decreased $5,496,000, or 47%, in the three months ended September 30, 1999 compared to the same period in 1998. The decrease in sales to Olsten was due to Olsten's change in policy to reduce the amount of Oxandrin inventory it carries; however, end-user sales of Oxandrin by Olsten increased by 21% and prescriptions increased by 33% in the third quarter of 1999 compared to the third quarter of 1998. hGH sales decreased $1,110,000, or 27%, in the period, reflecting quarterly variations in purchasing based on the operational needs of the Company's distributors. Product sales of BioLon and Delatestryl increased $790,000 and $2,866,000 or 43% and 1,538%, respectively. The increase in sales of Delatestryl, which is also distributed on behalf of the Company by Olsten, is primarily the result of the U.S. Food and Drug Administration stopping production of a competing injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency).

        Contract fees and other revenues are primarily generated from licensing and distribution arrangements and partial research and development funding by the Chief Scientist of the State of Israel. Contract fees represented 37.0% of total revenues in the third quarter of 1999 compared to 3.1% in the third quarter of 1998. Of the contract fees earned in the third quarter of 1999, $10,000,000, or 98% of total contract fees, was earned in respect of a strategic alliance with Teva Pharmaceuticals Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products. Of the contract fees earned in the third quarter of 1998, $500,000, or 82% of total contract fees, was earned in respect of the license of distribution rights for BioLon in the United States. Other revenue increased $945,000 to $1,234,000 in the three months ended September 30, 1999, primarily due to royalties received from Organon, Inc. in respect of the Company's patented oral contraceptive dosing regimen. Interest income increased $382,000, or 49%, over the comparable prior period primarily as a result of increased cash balances (including short-term investments) resulting mainly from exercise of warrants (which expired December 31, 1998) and options and cash flow from operations subsequent to September 30, 1998.

        Research and Development Expense. Research and development expense increased 53% in the third quarter of 1999 to $6,412,000 from $4,203,000 in the third quarter of 1998. The increase in research and development expenditures in the three month ended September 30, 1999 is mainly attributable to the development of a new formulation for one of its existing products.

        Cost of Product Sales. Cost of product sales increased $138,000, or 5%, in the third quarter of 1999 to $2,865,000 from $2,727,000 in the third quarter of 1998. Cost of product sales as a percentage of product sales increased to 19.2% as compared to 15.3% in the comparable period last year. Cost of product sales increased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of Delatestryl and BioLon and decreased sales of Oxandrin and hGH. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while Delatestryl and BioLon have the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

        General and Administrative Expense. General and administrative expense increased 53% in the third quarter of 1999 to $2,927,000 versus $1,918,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to 10.7% of revenues in the third quarter of 1999 versus 9.8% of revenues in the comparable prior year period. The increase derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States as well as increased compensation costs.

        Marketing and Sales Expense. Marketing and sales expense increased 1% in the third quarter of 1999 to $3,442,000 from $3,395,000 for the prior year period. As a percentage of revenues, marketing and sales expense decreased to 12.5% from 17.4% for the third quarter of 1998 due to the fact that revenues increased at a faster rate than marketing and sales expense. However, as a percentage of product sales these expenses increased to 23.1% in 1999 from 19.0% in 1998. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities.

        Commissions and Royalties. Commissions and royalties were $1,967,000 in the third quarter of 1999, as compared to $214,000 in the third quarter of 1998. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. However, the increase in the three months ended September 30, 1999 resulted mainly from the accrual of $1,485,000, net, of commissions received in respect of Serono's sales of its human growth hormone to Olsten, which commissions the Company expects it will be required to refund because the Company expects that Olsten will return most of the human growth hormone product to Serono because it is anticipated that most of the product will be expired before it is sold.

        Income Taxes. Provision for income taxes for the three months ended September 30, 1999 was $3,059,000, representing 31% of income before income taxes as compared to $2,058,000, or 29% of income before income taxes, in the third quarter of 1998. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits and similar items which reduce the tax rate.

        Earnings per Common Share. The Company had 4.0 million and 5.0 million additional basic and diluted weighted average shares outstanding, respectively, for the three month period ended September 30, 1999, as compared to the same period in 1998. The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 1998, of approximately 3,146,000 shares upon the exercise of warrants that expired on December 31, 1998 as well as the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, and more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock for the third quarter of 1999, which average fair market value was higher than in the third quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital at September 30, 1999 was $121,454,000 as compared to $110,359,000 at December 31, 1998.

        The cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased by $7,240,000 and $7,385,000 in the nine months ended September 30, 1999 and 1998, respectively. Short-term investments increased $26,672,000 and $8,014,000 net, respectively, in these periods.

        Net cash provided by operating activities was $41,401,000 and $13,900,000 in the nine months ended September 30, 1999 and 1998, respectively. Net income was $15,896,000 and $12,935,000 in the same periods, respectively. In the nine months ended September 30, 1999, net cash provided by operating activities was greater than net income primarily because of a decrease in receivables of $19,531,000, deferred income taxes of $4,354,000, depreciation and amortization of $2,586,000 and an increase in other current liabilities of $2,097,000, partially offset by a decrease in accounts payable of $2,801,000. In the nine months ended September 30, 1998, net cash provided by operating activities was greater than net income primarily because of deferred income taxes of $4,834,000, an increase in current liabilities of $2,948,000 and depreciation and amortization of $2,328,000, partially offset by an increase in receivables and inventories of $8,463,000 and $633,000, respectively.

        Net cash used in investing activities was $38,504,000 and $12,226,000 in the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities included capital expenditures of $9,579,000 and $1,968,000 in these periods, respectively, consisting in 1999 of approximately $6,250,000 to purchase a new manufacturing facility, with the remainder in both periods primarily for laboratory, manufacturing and general office equipment. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

        Net cash provided by financing activities was $4,343,000 and $5,717,000 in the nine months ended September 30, 1999 and 1998, respectively, which are net proceeds from issuances of Common Stock, primarily as a result of exercise of stock options.

        The Company purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for Bio-Hep-B and Fibrimage at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by the end of 2000. The Company expects it will cost approximately $35 million to complete the production facility (excluding the cost of purchasing the facility).

        The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

        The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 7% in 1997 and 9% in 1998, while the Shekel was devalued by approximately 9% and 18%, respectively. In the nine months ended September 30, 1999 the consumer price index increased at the rate of approximately 1% while the Shekel's value in relation to the U.S. dollar decreased by approximately 3%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

        At September 30, 1999, intangibles, net consist mainly of (i) $975,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children and (ii) $108,000 (net of amortization) relating to the reacquisition of all rights to human growth hormone licensed to Smithkline Beecham.

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

        The Company believes that its remaining cash resources as of September 30, 1999, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

        The total cost of the Year 2000 systems evaluation and remediation is being funded through operating cash flows and the Company is expensing these costs. While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $100,000, of which approximately $70,000 has been expended through September 30, 1999. The actual cost, however, could exceed this estimate. The Company believes that such cost will not have a material effect on the Company's financial position, results of operations or cash flows.

PART II.OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27. Financial Data Schedule

        (b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BIO-TECHNOLOGY GENERAL CORP.
                           ------------------------------
                                   (Registrant)

                           By:  /s/ SIM FASS
                                ----------------------------------
                                Sim Fass
                                Chairman and
                                Chief Executive Officer,
                                Principal Executive Officer

                                /s/ YEHUDA STERNLICHT
                                ----------------------------------
                                Yehuda Sternlicht
                                Vice President-Finance and
                                Chief Financial Officer,
                                Principal Financial and Accounting Officer


Dated: November 10, 1999