Form 10-K
period 1999-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2000-03-30
CIK 722104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 17, 2000 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$931,270,144. Common Stock outstanding as of March 17, 2000: 54,166,260 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

      The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including seven products that have received regulatory approval for sale, of which five are currently being marketed. Additionally, the Company has four products in registration or clinical trials and several products in pre-clinical development. The Company distributes its products on a worldwide basis primarily through a direct sales force in the United States and primarily through third-party license and distribution relationships elsewhere. The Company seeks both broad markets for some of its products as well as specialized niche markets for others where it can seek Orphan Drug status and potential marketing exclusivity.

      The Company's approved products include OXANDRIN(R) (oxandrolone) for the treatment of weight loss due to severe trauma, chronic infection, extensive surgery or unknown pathophysiology, which is primarily marketed in the United States and which, to date, has been primarily used to treat weight loss in AIDS patients; BIO-TROPIN(TM) (human growth hormone), which is currently being marketed in Japan and in several countries in Europe, Latin America and the Far East for the treatment of growth hormone deficiency in children; BIOLON(TM) (sodium hyaluronate), which is currently marketed in the United States and in several other countries in North and Latin America, Europe, Asia, Africa and the Far East for the protection of the corneal endothelium during ophthalmic implant surgery; DELATESTRYL(R) (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty; Mircette(TM), an oral contraceptive dosing regimen that is currently being marketed in the United States; SILKIS(R), a vitamin D derivative, which is currently approved in nine European countries for the topical treatment of recalcitrant psoriasis; and BIO-HEP-B(TM), a third generation recombinant vaccine against hepatitis B virus, which is currently approved in Israel.

      The Company's principal products in registration or advanced stages of clinical testing and development include recombinant insulin for diabetes; FIBRIMAGE(TM), a thrombus imaging agent; BIO-HY(TM) (sodium hyaluronate) for osteoarthritis; and OXSODROL(TM) (human superoxide dismutase) for the reduction of asthma and as a neuro-protectant in premature infants.

      The Company's research and development focus includes FACTOREX(TM), a cardiovascular thrombolytic adjunctive agent; PURICASE(TM) for allopurinol-resistant gout patients; three potential anti-cancer drugs; and the development of generic versions of biologics which will be going off patent.

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

PRODUCTS AND APPLICATIONS

      The Company's products under commercialization are currently being marketed by third parties, with the exception of OXANDRIN and DELATESTRYL, which the Company is marketing on its own in the United States. In addition, the Company is marketing BIO-TROPIN and BIOLON, and intends to market BIO-HEP-B and OXANDRIN, on its own in Israel. The following table presents information regarding the Company's principal products:

               PRODUCT                           INDICATION/APPLICATION                        Status
-------------------------------------------------------------------------------------------------------------------
PRODUCTS UNDER COMMERCIALIZATION:
---------------------------------
OXANDRIN                                        Involuntary weight loss         Commercial sales
(oxandrolone)                                                                     (United States and various other
                                                                                  countries)
-------------------------------------------------------------------------------------------------------------------
BIO-TROPIN                                      Growth hormone deficiency in    Commercial sales
(human growth hormone)                          children                          (Japan, Europe and various
                                                                                  other countries)
-------------------------------------------------------------------------------------------------------------------
BIOLON                                          Injectable viscous solution     Commercial sales  (Worldwide)
(sodium hyaluronate)                            for ophthalmic procedures
-------------------------------------------------------------------------------------------------------------------
DELATESTRYL                                     Hypogonadism                    Commercial sales (United States)
(injectable testosterone)
-------------------------------------------------------------------------------------------------------------------
MIRCETTE                                        Reduced pregnancy risk          Commercial sales (United States)
(oral contraceptive dosing regimen)
-------------------------------------------------------------------------------------------------------------------
SILKIS                                          Anti-psoriasis/contact          Approved for sale (Nine European
(vitamin D derivative)                          dermatitis agent/other skin     countries)
                                                disorders
-------------------------------------------------------------------------------------------------------------------
BIO-HEP-B                                       Hepatitis-B vaccine             Approved for sale (Israel)
===================================================================================================================

PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:
---------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Insulin                                         Diabetes                        Development (most countries of the
                                                                                world); Registration (Poland and
                                                                                several other East European
                                                                                countries)
-------------------------------------------------------------------------------------------------------------------
FIBRIMAGE                                       Diagnostic for locating deep    Phase III clinical trials (Canada)
(thrombus-imaging agent)                        vein thrombus
-------------------------------------------------------------------------------------------------------------------
BIO-HY                                          Osteoarthritis                  Phase III clinical trials (Germany)
-------------------------------------------------------------------------------------------------------------------
OXSODROL                                        Reduction of asthma and         Phase II clinical trials
(human superoxide dismutase)                    neuro protectant in premature
                                                infants
===================================================================================================================

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:
-------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Generic versions of biologic                                                    Research
pharmaceutical products
-------------------------------------------------------------------------------------------------------------------
FACTOREX                                        Anti-coagulant                  Pre-clinical development
-------------------------------------------------------------------------------------------------------------------
PURICASE                                        Gout                            Pre-clinical development
-------------------------------------------------------------------------------------------------------------------
Cancer Therapies                                Cancer                          Research
===================================================================================================================

      OXANDRIN (OXANDROLONE)

      The Company's oxandrolone product, trademarked OXANDRIN, is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain. There is growing recognition in the medical community that interventional management of disease-related weight loss (cachexia) is an extremely important facet of patient care. Involuntary weight loss is associated with a relatively wide range of clinical conditions which, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death. Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual's lean body mass (i.e., muscle) is associated with a 20% increase in mortality. At 35% loss of lean body mass, the death rate approaches 100%. Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease. The Company estimates the incidence of involuntary weight loss in the United States is several million persons each year.

      The causes of involuntary weight loss suffered by persons with a wide variety of chronic and acute diseases are believed to be the result of a number of factors, with inadequate nutrient intake and an altered metabolic state playing central roles. Malnutrition, the pathophysiology of which is frequently unknown, is the one condition common to all weight loss disorders, regardless of etiology. It is generally accepted that anabolic agents promote protein synthesis, which enhances the building of lean body mass and ultimately weight gain. However, because natural androgens, such as testosterone, also possess androgenic or virilizing properties that have undesirable side-effects when used for treating weight loss, particularly in women, potent anabolic and weak androgenic effects are preferable drug properties for the treatment of this condition. Clinical trials have shown that OXANDRIN is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions and that it has low androgenic activity. Unlike many other anabolic agents, OXANDRIN appears to undergo less overall metabolic transformation in the liver, which the Company believes offers a safety advantage over other androgenic/anabolic alternatives that are fully metabolized in the liver and have the potential to cause liver toxicity. Unlike appetite enhancers currently used for treating weight loss, studies indicate that OXANDRIN promotes weight gain primarily through the building of lean body mass rather than fat and water. The Company also believes that OXANDRIN is preferable to human growth hormone for treatment of weight loss because of the ease of administration of OXANDRIN (oral versus injectable) and its lower cost.

      In 1964, the United States Food and Drug Administration ("FDA") approved OXANDRIN for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight. This approval permits the use of OXANDRIN to treat all disease-related weight loss other than starvation. G.D. Searle & Company Limited ("Searle"), which originally developed and obtained FDA approval of OXANDRIN and now licenses OXANDRIN to, and contract manufactures OXANDRIN for, the Company, ceased offering OXANDRIN in the 1980s. With the growing awareness of the importance of combating disease-related involuntary weight loss, BTG decided to re-launch the product on its own under the OXANDRIN tradename. Sales of OXANDRIN commenced in December 1995 to the Company's exclusive distributor in the United States, Gentiva Health Services ("Gentiva") (formerly known as Olsten Health Services), for all indications under the FDA approval.

      Since the Company's launch of OXANDRIN in December 1995, a significant portion of its OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss. In order to increase market awareness and acceptance of OXANDRIN for the treatment of other disease-related weight loss conditions, BTG is conducting controlled clinical trials and post-approval clinical studies to provide further clinical support for the use of OXANDRIN for such conditions. To date BTG sponsored clinical studies at leading institutions have been completed relating to: (i) the effect of OXANDRIN as an adjunct to promote weight gain and hasten the rate of skin regrowth and healing in burn patients and as an adjunct to promote weight gain and hasten healing of decubitus ulcers in malnourished patients; and
(ii) the use of OXANDRIN for the promotion of weight gain in patients suffering from weight loss due to chronic obstructive pulmonary disease. A manuscript for the first study has been accepted for publication and the second study has been published. Clinical trials currently being conducted at leading institutions include studies of: (i) OXANDRIN for the promotion of weight gain in malnourished patients with inoperable non-small cell lung cancer; and (ii) OXANDRIN for the promotion of weight gain and shortened recovery time in patients who have undergone liver transplants.

      In January 1994, the Company obtained approval to market oxandrolone for pediatric growth disorders in Australia. This is the first regulatory approval for the marketing of oxandrolone for pediatric growth disorders anywhere in the world. BTG has granted CSL Limited ("CSL") of Australia exclusive marketing rights for oxandrolone in Australia, New Zealand and the nearby South Pacific region. CSL commenced sales of oxandrolone in Australia in February 1994 under the tradename Lonavar(R).

      In August 1999, the product was approved in Israel for the treatment of chronic obstructive pulmonary disease.

      The product has been approved in South Korea, Russia and Azerbaijan. BTG is currently evaluating the opportunity to commercialize OXANDRIN in those countries.

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

      The Company's scientists first produced hGH by recombinant DNA methods in the early 1980s. As a result of a seven-year Orphan Drug status exclusivity period granted to a competitor, followed by extensive and continuing patent litigation with Genentech, Inc. ("Genentech"), which resulted in a preliminary injunction against BTG, the Company was until January 2000 precluded from marketing BIO-TROPIN in the United States, despite the fact that the FDA approved BIO-TROPIN for marketing in the United States in May 1995. In January 2000, the District Court invalidated Genentech's patent, which would have otherwise expired in 2003, and vacated the preliminary injunction. Genentech has appealed the District Court's decision and requested an expedited appeal and an injunction. BTG cannot market BIO-TROPIN in the United States pending the appellate court's decision on Genentech's request for an expedited appeal and an injunction. In September 1999 the FDA approved BTG's supplemental application for a new expression system for biosynthesis of BIO-TROPIN, which BTG believes would not violate Genentech's patent if it were reinstituted on appeal. The Company's human growth hormone is currently being marketed by third parties in Japan and several European and Latin American countries and by the Company in Israel. See "-Sales and Distribution" and "Item 3. Legal Proceedings."

      In April 1993, JCR Pharmaceuticals Co., Ltd. ("JCR"), BTG's marketing partner in Japan, received regulatory approval for hGH for the treatment of short stature, and began marketing hGH in June 1993. JCR has also completed a clinical trial to test the efficacy of the Company's hGH for treating Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are shorter than normal, and filed for regulatory approval in January 1994. In November 1999 the First Committee on Drugs of the Central Pharmaceutical Affairs Council's ("CPAC"), which is currently functioning in an advisory capacity to the Japanese Ministry of Health, recommended approval, although there can be no assurance such approval will be received. In January 1995, the Company granted JCR exclusive distribution rights in The People's Republic of China for all hGH-related pharmaceutical indications. In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"), relating to a marketing alliance for the marketing of hGH in Japan. Under the terms of the agreement memorandum, JCR is supplying Sumitomo with BTG's hGH and Sumitomo commenced distribution in Japan in January 1999, following termination of its agreement to distribute Pharmacia Upjohn Co., Ltd.'s recombinant human growth hormone, Genotropin(TM), at the end of 1998. Upon termination of Pharmacia Upjohn's agreement with Sumitomo, Pharmacia Upjohn began to market Genotropin in Japan on its own. In 1998 Sumitomo was the leading distributor of hGH in Japan.

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

      In September 1999, the Company granted Teva Pharmaceutical Industries Ltd. ("Teva") exclusive marketing rights for hGH in the United States, effective July 2003, when Genentech's patent that was the basis for the preliminary injunction precluding BTG from marketing BIO-TROPIN in the United States was scheduled to expire. In March 2000, BTG and Teva amended their agreement to grant Teva exclusive marketing rights for hGH in the United States as of July 1, 2000. While BTG contends that its agreement with Serono does not preclude Teva from selling hGH, BTG expects Serono to disagree. If Teva's launch of hGH is delayed by Serono's dispute with BTG, then BTG will compensate Teva for the delay. See "--Sales and Distribution" and "Item 3. Legal Proceedings."

      The Company's human growth hormone is also being sold by third-party distributors in several countries in South America and the Far East. The product was approved in Canada and Cyprus in 1997, and in Colombia in 1998. In addition, regulatory approval to market BTG's human growth hormone is pending in several Latin American countries, South Africa and several Pacific Rim countries.

      The Company's human growth hormone product is currently being marketed by Ferring in Europe and JCR in Japan in conjunction with a needleless delivery device. BTG has licensed exclusive rights to this delivery device in the United States for use with any human growth hormone product distributed by BTG.

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

      Product sales of BIOLON commenced in early 1993, and BIOLON is currently approved for sale in the United States and more than 30 other countries. In June 1995, BIOLON was approved as a medical device by mdc, a notified body of the European Economic Community. As a result, a CE mark granted to the product and appearing on the product box allows the Company's partners to freely market BIOLON throughout Europe. The Company licensed exclusive BIOLON distribution rights in the United States to Akorn, Inc. in March 1998. Akorn launched BIOLON in the United States in conjunction with Allergan, Inc. in November 1998. In November, 1999, Akorn signed a distribution agreement with Ciba Vision ("Ciba") pursuant to which the product will also be marketed under Ciba's private label. See "--Sales and Distribution."

      The Company has completed the development of a second-generation product, BIOLON PRIME(TM), that has a higher viscosity than BIOLON and gives increased support inside the chamber of the eye during the surgical procedure. This product was granted a CE mark in June 1997, and approval was received in Israel in February 1998. The product was approved in Canada and Brazil in July 1999 and September 1999, respectively.

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

      MIRCETTE (ORAL CONTRACEPTIVE DOSING REGIMEN)

      The Company has acquired an exclusive license to a patented oral contraceptive dosing regimen. This new approach to oral contraception is intended to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting experienced by many women who use conventional low-dose oral contraceptives.

      Organon, Inc. ("Organon"), a subsidiary of AKZO Nobel N.V., has licensed the Company's patented oral contraceptive dosing regimen and has developed a product using this regimen with the progestogen desogestrel. Organon filed a New Drug Application ("NDA") with the FDA in April 1997 and, following receipt of approval in April 1998, began to commercialize the product under the name MIRCETTE in the third quarter of 1998. The license agreement with Organon provides for milestone payments and provides for royalties on sales. Regulatory authorities in Germany and the United Kingdom have declined to approve Organon's desogestrel product using the oral contraceptive regimen as a result of reported higher incidence of thromboembolic disease than competing levonorgestrel oral contraceptive regimens.

      In 1997, the Company licensed the oral contraceptive dosing regimen to Gynetics Inc. for future use with any one or more progestins other than desogestrel. The license agreement with Gynetics provides for an upfront license fee, milestone payments in shares of Gynetics common stock, and royalties on sales.

      SILKIS (VITAMIN D DERIVATIVEh)

      The Company has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives for topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain. The British patent has also been extended to Singapore and Hong Kong. In March 1996, the Company sublicensed exclusive rights under the patents in the United States to Galderma S.A. ("Galderma"). Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States. The licensee of BTG's rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996. The Company will receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued. Although the product was approved in The Netherlands and Switzerland in 1995, Galderma elected to change the formulation prior to marketing. Notification of preliminary approval in several European countries, including France and Germany, has been received, and Galderma has informed BTG that it intends to begin marketing the product in 2001 in the European countries for which approval has been received upon completion of the construction of a manufacturing facility for SILKIS.

      BIO-HEP-B (HEPATITIS-B VACCINE)

      The Company has genetically engineered a third generation vaccine against the hepatitis-B virus. The Company's BIO-HEP-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus. Clinical trials in Israel, the Far East and Europe in adults, children and neonates have been completed and showed the vaccine to be safe and highly immunogenic. The Company believes the high immunogenicity and initial faster rate of response of its BIO-HEP-B vaccine will provide it with a competitive advantage, particularly in the less developed countries where hepatitis-B is prevalent. The first generation plasma-derived Hepatitis-B vaccine is generally used in less developed countries. The Company believes, however, that these countries desire an alternative to the plasma-derived vaccine because of fears of viral transmission, but cannot currently replace the plasma-derived vaccine because the second generation recombinant vaccine is too expensive. The Company believes the cost of its BIO-HEP-B vaccine will be affordable by these less developed countries. In addition, many of these countries are pursuing hepatitis-B immunization programs for all newborns in an effort to substantially decrease the incidence of hepatitis-B.

      The Company's application for approval of its BIO-HEP-B vaccine, which was filed with the Israel Health Ministry in November 1996, was approved in February 2000. This approval, together with a Certificate of Free Sale, will allow the Company and its licensees to initiate the registration process in many countries worldwide.

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

      The Company has licensed marketing rights for South Africa and certain other African countries to Afrovax Biological Limited.

      The Company has been engaged in patent litigation with Biogen, Inc. ("Biogen") relating to Biogen's claim that BTG has infringed Biogen's Israeli patent by virtue of its preparation of BIO-HEP-B for use in clinical trials and Biogen's challenge of the grant of a compulsory license to BTG-Israel to manufacture the Company's vaccine under Biogen's Israeli patent. The Biogen patent and, as a result, the compulsory license, expired in December 1999. See "Item 3. Legal Proceedings."

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

      In January 1999, the Company entered into a technology transfer and license agreement with Akzo Nobel's wholly owned subsidiary, Diosynth b.v., for the Company's recombinant human insulin. The license grants Diosynth rights to the product in most countries of the world. Under the terms of the agreement, BTG transferred its recombinant human insulin technology to Diosynth and Diosynth will manufacture the product in bulk form for the licensed territory. Another Akzo Nobel subsidiary, Organon, may in certain instances finish the bulk and market it in finished form. BTG will receive license fees linked to the achievement of certain milestones and royalties on all commercial sales of the product.

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

      FIBRIMAGE (THROMBUS-IMAGING AGENT)

      FIBRIMAGE (formerly called Imagex) is a novel agent for the detection of thrombi and blood clots in patients suffering from deep vein thrombosis or pulmonary embolism. Deep vein thrombosis, which results from the development of thrombi, causes a reduction in the venous blood flow. Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs. FIBRIMAGE consists of a genetically-engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag. Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. The Company holds patents covering FIBRIMAGE in the United
States, in 14 European jurisdictions derived from its European patent, and in Australia, Hungary, Korea, New Zealand and Russia. In August 1994, worldwide rights to the polypeptide were licensed to Merck Frosst Canada Inc. ("Merck Frosst") for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism. Merck Frosst filed an application for an Investigational New Drug ("IND") with the Canadian Bureau of Biologics in April 1996. In September 1997 DRAXIS Health Inc. ("Draxis") acquired the radio-pharmaceutical division of Merck Frosst and all rights to FIBRIMAGE. DRAXIS successfully completed a Phase I study of FIBRIMAGE in Canada in December 1997, and a Phase II study in 1999. In February 2000, Draxis initiated a Phase III efficacy study in Canada.

      BIOHY

      BIOHY is a sodium hyaluronate composition developed by the Company for intra-articular injection. Such treatments are likely to reduce arthritic pain. The Company is conducting a clinical evaluation of its BIOHY versus the market leader to examine the product's efficacy in treating the pain of osteoarthritis. The clinical trial is expected to be completed in the second half of 2000 and European approval is expected thereafter, although there can be no assurance that such approval will be obtained in this time frame or at all.

      OXSODROL (human superoxide dismutase)

      The Company has developed a process for manufacturing a fully active analog of human copper/zinc superoxide dismutase ("SOD"), which neutralizes oxygen free-radicals. Many premature babies are deficient in naturally occurring SOD, and the high concentrations of oxygen that premature babies require are believed to be involved in generating excess oxygen free-radicals in the lungs, causing permanent lung injury at the cellular level. BTG's Phase III clinical efficacy and safety trial related to the use of SOD to prevent bronchopulmonary dysplasia ("BPD"), a chronic lung disease that develops following treatment with oxygen and mechanical ventilation of premature infants who experience respiratory distress, revealed no reduction in the combined incidence of BPD and death at 28 days in neonates treated with OXSODROL. However, preliminary data from the earlier Phase I investigations suggested a delayed neuroprotective effect in neonates treated with OXSODROL. As a result, the Company, in consultation with the FDA, continued the current trial as a Phase II study with preservation of blinded treatment assignments. The incidence of pulmonary and neurologic complications in the placebo and OXSODROL treated groups was assessed at one year corrected postnatal age. This follow-up study revealed a significant reduction in the incidence of reactive airways (i.e., asthma) in the OXSODROL treated babies. BTG is in the processing of finalizing plans for additional clinical trials, focused on the reactive airways indication.

      In January 1995, OXSODROL was licensed to JCR for the treatment of BPD in Japan and, in August 1997, BTG licensed to Ares Trading S.A., a member of The Ares-Serono Group ("Serono"), worldwide distribution rights (excluding the United States, Canada, Israel and Japan) for OXSODROL for the treatment of bronchopulmonary dysplasia and other respiratory indications. Although BTG has elected to discontinue pursuing the BPD indication and to focus on the reactive airways indication, JCR has expressed an interest in continuing with the BPD indication. BTG and Serono are in discussions regarding Serono's interest in continuing the BPD indication or in participating in the reactive airways indication.

      The Company holds a U.S. patent relating to intratracheal delivery of copper/zinc SOD to protect human lungs from injury due to hyperoxia and hyperventilation and is the exclusive licensee of a U.S. patent directed to the DNA encoding copper/zinc SOD. A U.S. patent assigned to the Company, which is directed to a method for producing enzymatically active human copper/zinc SOD in bacteria, is the subject of an interference action with Chiron, which also holds a U.S. patent for bacterially-produced human copper/zinc SOD. A U.S. patent application directed to SOD and assigned to BTG is involved in a second interference with a Chiron patent. An Israeli patent application assigned to Chiron, which relates to copper/zinc SOD, is being opposed by the Company. See "--Risk Factors--Risk of Pending Patent Litigation" and "--Uncertainty of Protection of Patents and Proprietary Rights" and "Item 3. Legal Proceedings."

      Generic Products

      Pursuant to a strategic relationship entered into with Teva Pharmaceutical Industries Ltd., BTG will develop and produce several recombinant human therapeutic proteins chosen by Teva which are currently marketed worldwide by other biotech companies and which are approaching the end of their patent protection. Teva will distribute and market the products. See "--Sales and Distribution."

      FACTOREX (ANTI-COAGULANTh)

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

      PURICASE

      Gout occurs when uric acid accumulates in the joints. The disease causes severe pain and disability and creates risk of kidney failure, which may lead to life-threatening complications. Current treatments for gout and related conditions are sometimes ineffective because of side effects or lack of efficacy of approved medication. PEG-uricase is a chemically modified enzyme of mammalian origin that converts uric acid to a more soluble and readily excreted product. The PEG-modified enzyme has a much longer circulating lifetime and is less likely to induce immune reactions than the unmodified enzyme. Therefore, the PEG-uricase enzyme should effectively and efficiently eliminate excess uric acid from the body of individuals who cannot otherwise excrete excess uric acid.

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

      CANCER THERAPIES

      The Company is evaluating three different approaches for cancer therapy. These approaches include:

      o an angiogenic inhibitor, which prevents the formation of blood vessels within tumor mass. Blocking of the blood vessels reduces the availability of nutrients essential for tumor cell proliferation and metastasis. A polypeptide, plasminogen related peptide ("PRP"), which is derived from the amino terminus of plasminogen, was discovered by Dr. L. Weissbach of Massachusetts General Hospital ("MGH"). BTG licensed rights to PRP from MGH and expressed the PRP in
E. coli. Tumor size and volume have been significantly reduced upon injection of purified recombinant PRP into Lewis lung carcinoma bearing mice.

      o human monoclonal antibodies that specifically bind to acute myeloid leukemia ("AML") cells for targeting of chemotherapeutic toxic agents. Tissue-selective targeting of therapeutic agents is an emerging discipline in the pharmaceutical industry. Monoclonal antibodies ("Mabs") to tumor associated antigens have been used in attempts to target toxins, radionucleotides and chemotherapeutic conjugates to tumors. BTG has exploited the combination of a human single chain Fv ("scFv") antibody library and flow cytometry for isolation of AML cell-specific antibodies. The efficacy of these scFv antibodies coupled to a toxic chemotherapeutic agent to specifically kill AML cells is being evaluated in-vitro and in pre-clinical animal models.

      o active anti-cancer immunization with peptide-based tumor vaccines for transitional cell carcinoma ("TCC") of the bladder. BTG has identified several immunogenic short peptides derived from TCC tumor specific antigens that elicit cytolytic T cell ("CTL") activity upon activation of peripheral blood lymphocytes obtained from TCC patients. These peptides will be further developed for TCC immunotherapy in terms of effective mode of delivery and appropriate combination with adjuvant and/or cytokine therapy.

      ANDROTAB-SL (SUBLINGUAL TESTOSTERONEh)

      Androtab-SL is the Company's sublingual testosterone product for the treatment of hypogonadism. Hypogonadism is associated with diminished libido and sexual function, loss of muscle mass, bone loss and other conditions. In 1999 the Company determined not to continue to pursue FDA approval of Androtab-SL because of the duration and cost of the additional clinical development that would be needed to obtain FDA approval of the product.

SALES AND DISTRIBUTION

      The Company markets its products primarily on a direct basis in the United States and Israel and grants exclusive marketing or distribution rights to third parties for sales in most other countries. The Company's sales and marketing team in the United States, which was established in the second half of 1995, consisted of 39 people at February 1, 2000. With respect to sales outside the United States, BTG's current distribution arrangements include exclusive relationships with JCR for the sale of BIO-TROPIN in Japan and The People's Republic of China, Ferring for the sale of BIO-TROPIN in Europe and the former Soviet Union, as well as with 9 other companies, covering more than 30 countries, for the sale of BIO-TROPIN and 19 companies, covering more than 70 countries, for the sale of BIOLON.

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

      BTG has an agreement with Gentiva, a provider of home health care services and products for chronic and acute care, which serves as BTG's exclusive wholesale and retail distributor of BTG's OXANDRIN and DELATESTRYL products, in the United States. Gentiva also offers patient reimbursement assistance for OXANDRIN. Sales of OXANDRIN in 1997, 1998 and 1999 were primarily to Gentiva. See "--Risk Factors--Dependence on OXANDRIN."

      In September 1999, the Company and Teva entered into a Development and Distribution Agreement pursuant to which BTG granted Teva exclusive distribution rights in the United States for the Company's hGH product effective July 1, 2003 and exclusive worldwide distribution rights for up to three generic biologic pharmaceutical products chosen by Teva. Under the agreement, BTG is responsible for conducting all development work on the biologic products, conducting any necessary clinical trials, obtaining all necessary regulatory approvals and manufacturing the product. Teva will distribute and market the products once regulatory approvals have been obtained. Upon execution of the agreement a $10 million payment became due to BTG and was received in March 2000, and BTG will receive up to an additional $10 million in milestone payments and a royalty based on Teva's net sales of product.

      In 1988 and 1995, respectively, the Company granted exclusive distribution rights in Japan and The Peoples Republic of China to JCR for all hGH-related pharmaceutical indications. BTG sells bulk product to JCR at a fixed price. BTG is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of any infringement of third-party patents. A substantial portion of the Company's hGH sales have been to JCR. See "Item 3. Legal Proceedings."

      In November 1992, the Company entered into an exclusive distribution agreement with Ferring for marketing of the Company's human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. BIO-TROPIN is now available in 17 countries in Ferring's territory. BTG sells finished product to Ferring and receives a percentage of Ferring's net sales. Ferring has the right to purchase bulk product from BTG and formulate, vial and package the product. BTG is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of any infringement of third-party patents.

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

      In June 1999 BTG terminated its May 1998 co-promotion agreement with Serono Laboratories, Inc., a member of Serono, pursuant to which BTG undertook to promote in the United States, through the Company's distribution channel with Gentiva, Serono's recombinant human growth hormone, SAIZEN(R) (somatropin [r-DNA origin] for injection) for the treatment of children with growth failure due to inadequate levels of growth hormone. The Company expects it will be required to refund substantially all commissions received in respect of Serono's sales of its human growth hormone to Gentiva because the Company expects that Gentiva will return most of the human growth hormone product to Serono as it is anticipated that most of the product will have expired before it is sold. Serono has disputed BTG's right to terminate the agreement and is asserting that BTG cannot, by virtue of a non-competition clause, sell hGH in the United States before April 30, 2002. BTG believes that to the extent the non-compete is applicable, it expires in June 2000. BTG has filed a declaratory judgment action in state court in New Jersey seeking to have the court confirm BTG's positions with respect to the agreement and the non-compete. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESEARCH AND DEVELOPMENTh

      The Company conducts research on potential products for which it has retained future rights for its own account and on behalf of its partners for which it receives certain current revenues and, if successful, future revenues in the form of royalties or manufacturing rights. At February 1, 2000, the Company's research and development organization comprised 90 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry. These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. 25 hold Ph.D. or M.D. degrees, and several have completed post-doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

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

MANUFACTURING AND SUPPLY AGREEMENTSh

      The Company currently operates a GMP certified facility in Israel for production of its bulk human growth hormone, BIOLON, BIO-HEP-B, OXSODROL, FACTOREX and insulin products, as well as the genetically-engineered portion of the FIBRIMAGE product. The Company also operates a modern filling suite for its BIOLON syringes which has undergone inspection and was approved by European and U.S. regulatory authorities. Based on these inspections, European Device Approval (CE Mark) and FDA approval were granted.

      Although a substantial portion of the hGH supplied by BTG to its distributors is in bulk form, BTG also provides distributors with fully packaged product. For these distributors, the Company's bulk human growth hormone is formulated, filled and packed in vials in Germany by Dr. Madaus GmbH, the Company's subcontractor for manufacturing the packaged product. In addition, sterilization of the BIOLON syringe is performed by Mediplast Israel Ltd., the Company's subcontractor for these purposes. The Company believes that it operates its facilities under, and is in compliance with, FDA good laboratory and manufacturing practices.

      In April 1999, the Company purchased an existing building located approximately 20 miles south of its current facility in Israel. A modern production facility meeting FDA GMP requirements for drugs, biologics and devices is now being designed. The new facility is designed to allow the Company to meet all current regulatory requirements and currently foreseeable manufacturing capacity needs. It is anticipated that initial production will be operational by early 2001, although there can be no assurance that completion of the new facility will not be delayed.

      The Company's OXANDRIN product is currently being manufactured for BTG by Searle, which originally developed the product. The agreement with Searle provides that Searle will produce and exclusively sell to BTG all of BTG's OXANDRIN requirements. The agreement requires that BTG purchase all of its OXANDRIN bulk requirements exclusively from Searle through April 1999 and 80% of its bulk requirements for the subsequent two-year period. Thereafter, the agreement is automatically renewed for successive two-year periods during which BTG must purchase at least 50% of its OXANDRIN bulk requirements from Searle, subject to earlier termination under certain circumstances. The agreement provides that Searle will not produce OXANDRIN for any other entity prior to April 2006.

      In addition to a long term exclusive supply agreement with Searle, BTG has had an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. ("SPA") covering, if necessary, the supply of oxandrolone to BTG through at least the year 2003, contingent on certain regulatory approvals. To date SPA has been unable to gain such approvals and BTG and SPA are negotiating the termination of this agreement. As a result, in February 1999, the Company entered into a supply agreement with Gedeon-Richter Ltd. ("GRL") pursuant to which GRL will supply oxandrolone to BTG on an exclusive basis provided certain annual minimum purchase requirements are met. It is anticipated that supply by GRL will begin prior to termination of the current Searle agreement. Should Searle for any reason be unable to supply OXANDRIN to BTG prior to GRL obtaining the necessary approvals, BTG's business, results of operations and financial condition could be materially adversely affected. A former affiliate of SPA has commenced a declaratory judgment action seeking a determination that it is not a party to the BTG SPA agreement, which binds affiliates of SPA, and therefore not bound by the non-compete and free to sell oxandrolone to a generic drug manufacturer. See "--Risk Factors--Dependence on Third-Party Suppliers" and "Item 3. Legal Proceedings."

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

      In February 1995, BTG-Israel was awarded ISO 9002 certification by the Standards Institution of Israel ("SII"). The certification was issued with respect to the manufacture, packaging and dispatch of BTG's pharmaceutical products for human use. ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization ("ISO") based in Geneva, Switzerland. It is equivalent to the European Community Standard EN 29002. SII is a member of an international organization, the International Quality Certification Network ("IQNet"), that encompasses quality certification institutes worldwide in a mutual recognition agreement. Receipt of the ISO 9002 certification was a significant milestone in the process of obtaining the BIOLON CE mark. In August 1997, SII awarded BTG-Israel ISO 14001 certification for its Environmental Management System. The ISO 14000 series of standards, dealing with the environment and its protection, are important from both a regulatory and commercial point of view.

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

      Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an IND, human clinical trials and approval of an NDA. European countries generally follow the same procedures. The EEC has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of prosecuting applications for new pharmaceutical products. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. These processes are likely to take a number of years and often involve substantial expenditures. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, although their opposition is primarily in the agricultural field. There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to the Company's biotechnology products.

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

PATENTS AND PROPRIETARY RIGHTS

      The Company's scientific staff and consultants are actively working in various areas of biotechnology to develop techniques, microorganisms, processes and products to achieve the Company's commercial aims. It is the Company's policy to protect its intellectual property rights in this work by a variety of means, including filing patent applications in the United States and major industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. See "--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."

      As of February 1, 2000, approximately 470 granted patents, owned or exclusively licensed by the Company, are being maintained worldwide, including 63 patents granted in the United States, 17 patents granted by the European Patent Office ("EPO"), which in turn resulted in the grant of 190 national patents in Europe, and 20 patents granted in Israel. Additionally, approximately 150 patent applications owned or exclusively licensed by the Company are pending in various countries. There can be no assurance that any of the patent applications assigned or licensed to BTG will result in granted patents, or that granted patents will not be circumvented or invalidated. The Company believes that important legal issues remain to be resolved as to the extent and scope of patent protection, and the Company expects that in certain cases litigation may be necessary to determine the validity and scope of its and others' proprietary rights. Such litigation may consume substantial resources. See "--Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights" and "Item
3. Legal Proceedings."

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

EMPLOYEES

      As of February 1, 2000 the Company had 298 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing activities, including 35 who hold Ph.D. or M.D. degrees. In addition, the Company has consulting arrangements with scientists at various institutions and universities in the United States and Israel.

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

RISK FACTORS

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. Such forward looking statements are inherently uncertain, and stockholders must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below. Stockholders should not place undue reliance on these forward-looking statements.

      The forward-looking statements speak only as of the date on which they are made, and BTG undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, BTG cannot assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      DEPENDENCE ON OXANDRIN. Sales of OXANDRIN in 1997, 1998 and 1999 amounted to approximately $27.9 million, $40.5 million and $24.9 million, respectively, representing 52%, 59% and 40%, respectively, of the Company's total product sales in those periods. Approximately 96% and 87% of the increase in the Company's product sales in 1997 and 1998, respectively, resulted from increasing sales of OXANDRIN, which the Company relaunched in the United States in December 1995. Sales of OXANDRIN declined in 1999 because Gentiva Health Services, Inc. ("Gentiva"), BTG's distributor for OXANDRIN in the United States, reduced the amount of OXANDRIN inventory it was carrying as a result of a slowing of the rate of increase of OXANDRIN prescriptions.

      OXANDRIN is facing increasing competition from other products, including human growth hormone, and there can be no assurance that such sales increases will continue. A substantial number of users of OXANDRIN are patients with AIDS and as more successful treatments for this disease, such as protease inhibitors, are developed, the need to use OXANDRIN by these patients may be reduced. Although the Company is working to expand the use of OXANDRIN to treat other conditions covered by the product's current FDA approval, such as the treatment of weight loss associated with burns, non-healing wounds, chronic obstructive pulmonary disease and cancer, there can be no assurance that the Company will be successful in its efforts. Additionally, there are no patents covering OXANDRIN and there can be no assurance that others will not introduce an oxandrolone product. Additionally, there can be no assurance that Gentiva will not determine to further reduce its OXANDRIN inventory levels.

      DEPENDENCE ON THIRD-PARTY SUPPLIERS. The Company is dependent on third parties for the manufacture of OXANDRIN and DELATESTRYL and the filling and vialing of its BIO-TROPIN product. Although the Company is a party to an exclusive supply arrangement with Searle, covering the supply of OXANDRIN to BTG through the year 2003, and an agreement with GRL to supply thereafter, there can be no assurance that Searle will continue, or that GRL will be able, to provide the Company with sufficient supplies of OXANDRIN to satisfy its future needs. Bristol has manufactured DELATESTRYL for the Company pursuant to an agreement which expired in December 1997. There can be no assurance that Bristol will continue to honor the Company's purchase orders or that the Company's supply requirements will be satisfied. Additionally, Bristol has from time to time indicated to BTG that it intends to close the facility at which it manufactures DELATESTRYL. The need to find a new manufacturer could affect the availability of DELATESTRYL. In addition, the Company is dependent on Dr. Madaus GmbH ("Dr. Madaus") to fill and vial the Company's BIO-TROPIN product. Any failure of Searle, GRL, Bristol or Dr. Madaus to fulfill its obligations to the Company could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurance that the Company would be able to find an alternative supplier for any of Searle, GRL, Bristol or Dr. Madaus if they were unable or unwilling to fulfill their obligations to the Company. See "--Manufacturing and Supply Agreements."

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

      RISK OF PENDING PATENT LITIGATION. To date, the Company has been, or currently is, party to several administrative and legal proceedings relating to its technologies, products and patents and the patents of others. Genentech has alleged that the Company's human growth hormone ("hGH") product infringes various Genentech patents and in 1995 obtained a preliminary injunction prohibiting the commercial introduction of the Company's human growth hormone in the United States. In a trial held in January 2000, the U.S. District Court for the Southern District of New York found that the one remaining unexpired Genentech patent was invalid and vacated the preliminary injunction. Genentech has appealed the District Court's decision, and has requested an expedited appeal and injunctive relief. BTG cannot market BIO-TROPIN in the United States pending the appellate court's decision on Genentech's request for an expedited appeal and an injunction. There can be no assurance that the District Court's decision will be upheld. There can be no assurance that Genentech will not be successful in prosecuting similar infringement claims in one or more other countries in which BTG's human growth hormone product is being sold. If the Company's hGH is found to infringe certain Genentech patents in one or more other countries, the Company and/or its distributor(s) may be obligated to pay damages, and would need to obtain a license from Genentech in order to continue sales of hGH. There can be no assurance that such a license will be granted by Genentech, or that the Company's distributor(s) will not be required to stop selling the Company's hGH. BTG is obligated to indemnify these distributors for expenses incurred and damages suffered by the distributors as a result of any infringement of third party patents.

      Additionally, BTG's patent covering a method for producing enzymatically active human copper/zinc superoxide dismutase ("SOD") in bacteria is currently the subject of an interference action with Chiron Corp. ("Chiron") in the United States Patent Office Board of Patent Appeals and Interferences. An additional interference action has been declared between an application owned by BTG and a U.S. patent issued to Chiron for a bacterially produced form of recombinant human copper/zinc SOD. Unless BTG is able to prevail in these actions or reach a settlement with Chiron, BTG may be unable to commercialize its OXSODROL product in the United States. Biogen has sued BTG-Israel for allegedly infringing Biogen's Israeli patent, which patent expired in December 1999, by virtue of its preparation of BIO-HEP-B vaccine for use in clinical trials. See "Item 3. Legal Proceedings."

      UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. Patent disputes are frequent and costly, can preclude the commercialization of products and could subject BTG to significant liabilities to third parties. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage.

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

      BTG's commercial success will also depend in part on the Company not infringing patents or proprietary rights of third parties. A number of companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that relate to the Company's business, and such entities may file applications for or be issued patents in the future with respect to technology potentially necessary or useful to BTG. Some of these technologies, applications or patents may conflict with the Company's technologies and existing or future patents, if any, or patent applications. Such conflict could limit the scope of patents that BTG has obtained or may obtain in the future or result in patent applications failing to issue as patents. In addition, if third parties obtain patents which cover the Company's activities, there can be no assurance that BTG would be able to license such patents on reasonable terms, or at all, or be able to license or develop alternative technology. As more patents are issued to third parties, the risk that the Company's products and activities may give rise to claims that they infringe the patents of others increases. In addition, the presence of patents or other proprietary rights belonging to other parties may lead to the termination of research and development of a particular product.

      The Company has in the past been, is currently and may in the future be involved in administrative hearings and litigation to determine the validity and scope of its and others' patents and proprietary rights. Such administrative proceedings and litigation have to date required, and may in the future require, a significant commitment of the Company's resources. Any such commitment may divert resources from other areas of the Company.

      UNPREDICTABILITY OF RESEARCH AND DEVELOPMENT. Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond BTG's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, but not limited to: they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing; they may fail to receive necessary regulatory approvals; they may turn out to be uneconomical because of manufacturing costs or other factors; or they may be precluded from commercialization by the proprietary rights of others or by competing products for the same indication. Success in preclinical and early clinical trials does not ensure that large-scale trials will be successful. Data obtained from preclinical and clinical trials are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. A number of biotechnology companies, including BTG, have recently suffered significant setbacks in advanced clinical trials, even after experiencing promising results in preclinical and early human testing.

      The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and is dependent upon a number of factors, many of which are outside the Company's control, including the rate of patient enrollment. Patient enrollment is a function of several factors, including the size of the patient population and the proximity of patients to clinical sites. Delays in patient enrollment could result in increased costs and delays in completion of the clinical trials. In addition, preclinical and clinical trials must meet regulatory and institutional requirements.

      The principal factors affecting BTG's research and development expenses include the number of and outcome of clinical trials currently being conducted by it and/or its collaborators, the number of products in development and later stage research and future levels of revenue.

      LIMITED MANUFACTURING CAPACITY. The manufacture of the Company's products involves a number of technical steps and requires meeting stringent quality control specifications imposed by governmental regulatory bodies and by the Company itself. Further, such products can only be manufactured in facilities approved by the applicable regulatory authorities. As a result, the Company may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at its facilities. In the event of a natural disaster, equipment failure, strike, war or other difficulty, BTG may be unable to manufacture its products in a manner necessary to fulfill demand. BTG's inability to fulfill demand may permit its licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves. Additionally, if the Company does not receive regulatory approval for its new facility, it would likely be unable to meet the anticipated increased demand for its products, which would have a material adverse effect on BTG's business, results of operations and financial condition. Any substantial delay in obtaining regulatory approval for its manufacturing processes and facilities could also have a material adverse effect on the Company.

      The Company is dependent on third parties to manufacture all or a portion of certain of its products. See "--Dependence on Third-Party Suppliers."

      LIMITED MARKETING CAPABILITY AND EXPERIENCE. The Company established a sales and marketing force in the United States during the second half of 1995 to promote distribution of OXANDRIN and other BTG products in the United States. With respect to territories outside the United States, the Company does not yet have an established sales force and relies on third parties to market its products. There can be no assurance that the Company's marketing strategy will be successful. The Company's ability to market its products successfully in the future will be dependent on a number of factors, many of which are not within its control. See "--Dependence on Third-Party Licensees."

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

      ACQUISITIONS. The Company is currently seeking to expand its operations and product pipeline through the acquisition of businesses, products and/or technologies. Expansion through acquisition involves several risks. In order to consummate an acquisition, BTG might issue additional equity, which would dilute current stockholders' percentage ownership, incur substantial debt and/or assume contingent liabilities. The Company may not be able to successfully integrate any acquired business, product and/or technology without a significant expenditure of operating, financial and management resources, if at all. In addition, acquired businesses may not at the time of acquisition be profitable, and acquired products may require substantial additional research and development and clinical trials before they can be commercialized, all of which could adversely affect BTG's results of operations and financial position. Further, recent proposed accounting changes to eliminate "pooling-of-interests" accounting treatment could result in any acquisition having a negative impact on BTG's results of operations due to the amortization of goodwill charges associated with the acquisition.

      VARIABILITY OF OPERATING RESULTS. Revenue has in the past and may in the immediate future continue to display significant variations due to the level of sales of existing products, the introduction of new products and new research and development contracts and licensing arrangements, the completion or termination of those contracts and arrangements, the timing and amounts of milestone payments and the timing of regulatory approvals of products. Because many of the Company's expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect the Company's earnings until revenues can be increased or expenses reduced. In 1999, the Company's revenues and earnings were adversely affected by Gentiva's decision to reduce the amount of OXANDRIN inventory it carried as a result of a slowing in the rate of increase of OXANDRIN prescriptions. The Company's continued profitability will be dependent on its success in developing, obtaining regulatory approvals for and effectively marketing its products. The annual cash flows of the Company have fluctuated significantly due to the impact of net income and losses, capital spending, working capital requirements and issuances of Common Stock and other financings. The Company expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      CAPITAL NEEDS. The development and commercialization of products requires a substantial amount of funds. The Company's cash requirements are currently satisfied primarily through product sales and contract fees. Historically, cash requirements were satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects, mainly through the office of its Chief Scientist, and (v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy the Company's cash requirements. The Company believes that its current cash resources, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur.

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

      EFFECT OF GOVERNMENTAL REGULATION. The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use. All of the Company's products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use. The approval process applicable to products of the type being developed by the Company usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures. The Company and its licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of its products, the Company is required to conduct preclinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target disease. The timing of completion of clinical trials is dependent upon a number of factors, many of which are outside the Company's control. In addition, the Company and its partners may encounter delays or rejections based upon changes in the policies of regulatory authorities.

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

      Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of the Company's products and its ongoing research and development activities. The timing of regulatory approvals is not within the Company's control. To date, the length of time required to obtain regulatory approval of genetically-engineered products has been significantly longer than expected, both for the Company and the biotechnology industry in general. These delays have had and, if they continue, could have a material adverse effect on the results of operations and financial condition of the Company. The Company believes that these delays have in the past negatively impacted its ability to attract funding and that, as a result, the terms of such financings have been less favorable to the Company than they might otherwise have been had the Company's product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization. As a result, the Company has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if BTG had commercialized the products on its own.

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

      RISK OF TECHNICAL OBSOLESCENCE; HIGHLY COMPETITIVE INDUSTRY. Biotechnology has undergone rapid and significant technological change. The Company expects that this technology will continue to develop rapidly, and the Company's future success will depend, in large part, on its ability to maintain a competitive position. Rapid technological development may result in products or processes becoming obsolete before marketing of these products or before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. Numerous companies, including well-known pharmaceutical and biotechnology companies, are engaged in the business of researching and developing products similar to those of the Company. Many of these companies have substantially greater capital resources and larger research and development staffs and facilities than the Company. Such companies may succeed in their research, developing on a more timely basis products that may be more effective than any which may be developed by the Company. These companies may also be more successful than the Company in the production and marketing of such products. These companies also compete with BTG to attract qualified personnel and to attract third parties for acquisitions, joint ventures or other collaborations. Other competitive factors that could affect the Company's business include the timing of FDA approval, if any, of competitive products, pricing decisions of the Company and its competitors, the degree of patent protection afforded to particular products, the rate of market penetration of competing products and the increasing use and development of alternate therapies.

      RETENTION OF KEY PERSONNEL. The Company is dependent upon the efforts of its officers, scientists and other employees. The loss of certain of these key employees could materially and adversely affect the Company's business. There is a great deal of competition for the limited number of scientists with expertise in the area of the Company's operations. The business of the Company is dependent upon its ability to attract and retain qualified research and managerial personnel. The Company does not maintain, and has no current intention of obtaining, "key man" life insurance on any of its employees.

      RISK OF OPERATIONS IN ISRAEL. The Company's primary research, development and production activities are at this time conducted in Israel by its wholly-owned subsidiary BTG-Israel and can be affected by economic, military and political conditions in that country and in the Middle East in general. The Company manages its Israeli operations with the object of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the dollar. The rate of inflation (as measured by the consumer price index) was approximately 7% in 1997, 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 9%, 18% and 0%, respectively. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in 1997 and in 1998 in corresponding decreases in these costs in U.S. dollars. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

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

      VOLATILITY OF SHARE PRICE. The market prices for securities of biotechnology companies, including the Company, have been volatile, and it is likely that the price of the Common Stock will fluctuate in the future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, announcements by the Company or its competitors of results in preclinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, period-to-period fluctuations in financial results and market conditions in general may have a significant impact on the market price of the Common Stock. In addition, the market price of the Common Stock could be adversely affected by future exercises of outstanding options and the issuance of Common Stock in acquisitions. At December 31, 1999 options to purchase an aggregate of approximately 7,487,000 shares of Common Stock were outstanding. A substantial portion of these options have exercise prices below the current market price of the Common Stock. Additionally, all of the shares of Common Stock issuable upon exercise of these outstanding options have been registered for resale under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction. In addition, the Company may issue additional stock, warrants and/or options to raise capital or complete acquisitions in the future. The Company may also issue additional securities in connection with its employee benefit plans. During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the Common Stock. The exercise of such options and warrants may have an adverse effect on the market value of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional equity financing. To the extent the exercise prices of such options and warrants are less than the net tangible book value of the Common Stock at the time such options and warrants are exercised, the Company's stockholders will experience an immediate dilution in the net tangible book value of their investment. Further, the future sale of a substantial number of shares of Common Stock by existing stockholders and option holders may have an adverse impact on the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers and key personnel of the Company are as follows:

Name                          Age   Positions
---------------------------  -----  --------------------------------------------
Sim Fass ..................   58    Chairman of the Board, Chief Executive
                                    Officer and Treasurer; President of BTG-
                                    Israel; Director
Virgil Thompson............   60    President, Chief Operating Officer; Director
Norman Barton, M.D., Ph.D..   52    Senior Vice President--Chief Medical
                                    Officer
Zvi Ben-Hetz...............   54    Vice President--Operations and Logistics,
                                    BTG-Israel
Leah Berkovits.............   51    Vice President--Administration and
                                    Corporate Communications
Lawrence Brown.............   41    Vice President--Business Development
Meir Fischer, Ph.D.........   59    Vice President--Process Development,
                                    BTG-Israel
Donald Fishbein............   45    Vice President--Marketing
Marian Gorecki, Ph.D.......   59    Senior Vice President--Chief Technical
                                    Officer
Dov Kanner, Ph.D...........   46    Senior Vice President; General Manager,
                                    BTG-Israel
Ernest Kelly, Ph.D.........   50    Senior Vice President--Quality Assurance,
                                    Quality Control and Regulatory Affairs
Ronit Koren, Ph.D..........   49    Vice President--Clinical Research, BTG-
                                    Israel
Avigdor Levanon, Ph.D......   53    Vice President--Research, BTG-Israel
John Librie................   42    Vice President--National Sales
Rachel Perlman-Schoen .....   49    Vice President--Human Resources, BTG-
                                    Israel
Robert Shaw................   46    Senior Vice President--General Counsel
Ronald Simko...............   49    Vice President--Manufacturing
Yehuda Sternlicht..........   45    Vice President--Finance, Chief Financial
                                    Officer
Yehuda Zelig...............   47    Vice President--Manufacturing, BTG-Israel

----------

      Sim Fass has served as Chief Executive Officer of the Company and President of BTG-Israel since May 1984 and as Chairman of the Board of Directors since March 1997. He has also been a Director and Treasurer of the Company since August 1983. Dr. Fass served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987 and as President of BTG from May

1984 to May 1999. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care-related products. Prior to that, he held various positions at Pfizer Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceuticals, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and Group Marketing Manager of Pfizer Laboratories. Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

      Virgil Thompson joined the Company in May 1999 as President and Chief Operating Officer, and has been a director of the Company since June 1994. Prior to joining the Company, Mr. Thompson served as President and Chief Executive Officer of Cytel Corporation from January 1996 to May 1999. From 1994 to 1996 he was President and Chief Executive Officer of CIBUS Pharmaceutical, Inc. He held various positions at Syntex Laboratories, serving as President from 1991 through 1993, as Chief Operating Officer from 1990 to 1991, and as Executive Vice President from 1986 to 1991.

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

      Leah Berkovits joined the Company in March 1985. Since then, she has held a variety of positions including Manager, Administration, and Director, Corporate Communications. In September 1999, she was promoted to Vice President--Administration and Corporate Communications. Prior to joining the Company, between 1978 and 1985, Ms. Berkovits was assistant to three successive Ambassadors who served in the capacity of Permanent Representative of Israel to the United Nations.

      Lawrence Brown joined the Company in October 1998 in the newly created position of Vice President--Business Development. Prior to joining the Company, Mr. Brown was employed by Centocor, Inc. from April 1987 to October 1998 in several capacities, most recently as Director, Business Development.

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

      Marian Gorecki, Ph.D. has served as Senior Vice President--Chief Technical Officer of the Company since June 1992 and as Managing Director of BTG-Israel from May 1998 until December 1999. Prior to becoming Senior Vice President--Chief Technical Officer, he served as Vice President and Chief Technical Officer of BTG-Israel from 1986 and as Vice President, Research and Development of BTG-Israel since August 1981. Prior to that, he was on the staff of the Weizmann Institute of Science for twelve years, during which time he was an associate professor for two years. Dr. Gorecki received his Ph.D. in biochemistry from the Weizmann Institute of Science in 1972. He has broad experience in the fields of molecular biology and genetic engineering as well as in peptide protein chemistry. Dr. Gorecki served as a director of the Company from June 1992 through December 1994.

      Dov Kanner, Ph.D. was appointed Senior Vice President and General Manager of BTG-Israel in January 2000. Prior thereto, he served as Vice President--Quality Assurance and Regulatory Affairs of BTG-Israel from September 1994. Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994. He obtained his Ph.D. in microbiology from Rutgers University in 1980.

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

      Ronit Koren, Ph.D. joined BTG-Israel as a staff Scientist in March 1986. Dr. Koren developed the Clinical and Biometrics department in Israel. In 1994 she was appointed Senior Director, Clinical Research, and in July 1998, was appointed Executive Director, Clinical Research. In October 1999 she was promoted to Vice President--Clinical Research. Dr. Koren obtained her Ph.D. in the field of biochemistry from the Weizmann Institute of Science in 1983 and subsequently did post-doctoral research at Brown University, Providence, RI.

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

      Rachel Perlman-Schoen joined the Company in September 1982 as assistant to the Controller. In 1994, she was appointed Senior Director of Human Resources for BTG-Israel, and in September 1999, was promoted to Vice President, Human Resources of BTG-Israel. Prior to joining the Company, Mrs. Perlman-Schoen served as Patent Administrator in the Weizmann Institute from 1974 through 1982.

      Robert Shaw joined the Company in April 1998 as Vice President--General Counsel and was appointed Senior Vice President--General Counsel in June 1999. Prior to joining BTG, Mr. Shaw was Vice President, Intellectual Property and Assistant Secretary at BASF Corporation. From 1984 to 1989, he was Associate General Counsel at Hoechst-Celanese Corporation. Between 1979 and 1984 he held Associate positions at the Fish & Neave and Synnestvedt & Lechner law firms. Mr. Shaw has a J.D. from Washington University School of Law. He is admitted to the Bar in New York, Pennsylvania and Missouri.

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

      Yehuda Zelig joined BTG-Israel in March 1983 as research assistant. In 1988 he was appointed Manager-Protein Purification of BTG-Israel, and from 1989 to 1994 he served as Manager of BTG-Israel's Protein Purification Department. In 1994 Mr. Zelig was appointed Head of the Manufacturing Department of BTG-Israel and in September 1995 he was appointed Director of Manufacturing of BTG-Israel. In January 1998, Mr. Zelig was appointed Vice President--Manufacturing of BTG-Israel.

ITEM 2. PROPERTY

      The Company's administrative offices are located in Iselin, New Jersey, where the Company has leased approximately 23,000 square feet of office space. The lease has a base average annual rental expense of approximately $415,000 and expires in October 2003. In addition, the Company leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities. This lease expires in September 2003. The Company's research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 95,000 square feet at an annual rental of approximately $1,080,000. The lease term expires in December 2002. BTG also leases 5,000 square feet of warehouse space near its research and manufacturing facility. Although the Company believes its space is suitable and adequate for its current activities, the Company has determined that it will require a new, larger manufacturing facility in Israel within the next several years to meet anticipated increased demand for its products and increased regulatory requirements. Accordingly, in April 1999 the Company purchased a building in Israel for approximately $6.25 million. A modern production facility meeting FDA GMP requirements for drugs, biologics and devices is now being designed. The Company will initially locate its production activities for BIO-HEP-B and FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by early 2001.

ITEM 3. LEGAL PROCEEDINGS

      On March 16, 1993, Genentech filed a complaint with the United States International Trade Commission (the "ITC") alleging, among other things, that BTG's importation of hGH into the United States violates Section 337 of the Tariff Act of 1930 because of the existence of certain claims in U.S. patents of Genentech. Genentech sought an immediate investigation and an order that BTG cease and desist from importing hGH into the United States. The ITC trial was held in April 1994. In January 1995, the ITC issued a final decision dismissing the complaint with prejudice as a sanction for Genentech's conduct which resulted in an incomplete record and violated the due process rights of BTG and Novo-Nordisk A/S, another respondent in the proceeding. The ITC also found no violation by BTG of Section 337 of the Tariff Act of 1930. Genentech appealed the ITC decision to the United States Court of Appeals for the Federal Circuit ("CAFC"). The appeal was heard in 1995, and in August 1997 the CAFC reversed the ITC decision and remanded the investigation to the ITC. However, Genentech then withdrew its complaint, the result of which is that Genentech is barred from asserting the patents at issue, regarding hGH, against BTG in the ITC.

      On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York (the "U.S. District Court") seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of certain Genentech patents as well as damages resulting from Genentech's actions in the ITC proceedings. The Delaware action was consolidated with the New York action, and in August 1995 the U.S. District Court granted a preliminary injunction prohibiting the commercial introduction in the United States of BTG's hGH pending the outcome of the patent infringement action. In April 1996, the CAFC rejected BTG's appeal of the grant of the preliminary injunction. In May 1996, the CAFC rejected BTG's request for a rehearing and a rehearing en banc. BTG filed a petition for a writ of certiorari with the United States Supreme Court, which was denied in October 1996.

      Two of the Genentech patents originally at issue have since expired, and only a third patent of Genentech, expiring in July 2003, remained in issue. The action in the District Court was tried in January 2000 and the District Court found that the remaining Genentech patent was invalid and vacated the preliminary injunction. Genentech has appealed the District Court's decision to the CAFC. BTG cannot market BIO-TROPIN in the United States pending the CAFC's decision on Genentech's request for an expedited appeal and an injunction. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that the CAFC will not reverse the District Court's decision on appeal. If the Genentech patent is ultimately found valid and BTG is found to infringe Genentech's patent, BTG likely will be precluded in the United States from selling its current hGH product during the remaining life of this Genentech patent, although this may not preclude BTG from marketing hGH (manufactured using a new expression system) for which BTG obtained FDA approval in the latter half of 1999.

      Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone have been allowed -- two in 1983 and one in 1985. BTG opposed the grant of these patents. Two of these patent applications expired during 1998 without ever being granted. The third, which will expire in June 2000, corresponds to the remaining U.S. patent that was invalidated by the District Court in New York in January 2000. Hearings before the Israel Registrar of Patents took place during 1999. The Registrar of Patents has given directions for filing of summations, and a decision is expected during 2000. There can be no assurance that BTG will be successful in its opposition to the grant of this patent. If BTG is unsuccessful in its opposition in Israel, Genentech may sue for infringement and if this occurs before the patent expires in June 2000 then BTG may be unable to manufacture its current hGH product in Israel until June 2000, although this may not preclude BTG from marketing hGH made with another clone.

      In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR's sale of the Company's hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of the Company's hGH in Japan. JCR and BTG have filed oppositions to five Genentech patent applications in Japan; oppositions with respect to four of these patent applications were denied but the fifth was successful, which resulted in that patent application being revoked during 1999. The Company does not believe that it is infringing or has ever infringed any valid Genentech patent or patent application, but there can be no assurance that BTG's hGH will not be found to infringe certain Genentech patents in Japan, the latest of which expires in July 2000, or any patents issued pursuant to pending patent applications, the latest of which would expire April 2001 (subject to extension under certain circumstances). If the Company's hGH is found to infringe certain Genentech patents in Japan, JCR and/or the Company may be obligated to pay damages, and would need to obtain a license from Genentech for the remaining term of the patents in order to continue sales of hGH in Japan. There can be no assurance that such a license will be granted by Genentech, or that JCR will not be required to stop selling the Company's hGH in Japan until expiration of these patents. Sales of hGH to JCR in 1997, 1998 and 1999 were approximately $10.1 million, $11.1 million and $10.5 million, respectively, representing 19%, 16% and 17%, respectively, of the Company's total product sales in those periods and 60%, 64% and 58%, respectively, of the Company's total hGH product sales in those periods.

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

      Unless BTG is able to prevail in these interference actions or to obtain a license from Chiron, BTG may be unable to commercialize its OXSODROL product in the United States. Papers were filed and both interferences are under consideration by the Patent Office. In December 1999 preliminary decisions on the motions were issued. One ruling by the Patent Office in the first interference is that Chiron's claims were found to be invalid on the ground of lack of enablement and on indefiniteness. Another ruling is that some of Chiron's claims are not within the scope of this interference. In the second interference, one ruling is that the claims of BTG and Chiron are unpatentable over certain prior art based on their filing dates. However, BTG has an exclusive licence to a third patent which currently has the earliest invention date based on its filing date. As a result, BTG could be the only party, by virtue of its exclusive licence, to claims to the relevant subject matter. A strict timetable of directions leading to a full trial towards the end of 2000 has been set down by the Patent Office. If the rulings are not reversed at the final hearing, then BTG should prevail in the first interference, but neither BTG nor Chiron will be entitled to claims in the second interference unless one of the parties can establish an invention date earlier than the prior art and the other party.

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

      In March 1993, the United States Patent Office issued a patent, which is exclusively licensed to BTG, containing broad claims for the gene encoding human copper/zinc SOD, related recombinant expression vectors and genetically engineered cells containing the gene. BTG believes that Chiron could not commercialize its yeast-produced SOD product in the United States without infringing this patent. However, the issuance of this patent does not assure BTG's ability to commercialize its OXSODROL product. See "Item 1. Business -- Products and Applications -- OXSODROL (human superoxide dismutase)."

      In September 1991, the Company received a letter from Biogen stating that it believed that the Company's recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of the Company's BIO-HEP-B vaccine, or the Company's intermediates for the process of making such antigen, falls within the claims of one or more of Biogen's patents and/or patent applications. The Company made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen's hepatitis-B patents except those in Japan) requesting that the Company be granted a license to the Biogen patents; however, such efforts were not successful.

      In January 1992, BTG-Israel filed an application in the Israeli Patent Office for a compulsory license to manufacture BTG's BIO-HEP-B vaccine under Biogen's Israeli patent. In September 1995, the Registrar ruled in an interlocutory decision that BTG-Israel is entitled to a compulsory license to the Biogen patent. Biogen's appeal of the interlocutory decision was rejected. In November 1996, the Registrar set the terms of the license, including royalties to be paid by BTG to Biogen. Biogen appealed the Registrar's decision to the District Court of Tel Aviv, Israel, and moved for a stay of the license, which was granted ex parte pending hearings with both parties. The hearings took place in December 1996 and Biogen's motion was denied in January 1997; however, the ex parte stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and in June 1997 the District Court denied Biogen's appeal and subsequent motion for a stay pending Biogen's appeal of the District Court decision to the Supreme Court on the merits. The compulsory license then became effective and permitted BTG-Israel to produce the vaccine in Israel upon receipt of regulatory approval and to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. In March 1998 the Supreme Court granted Biogen the right to appeal the District Court's decision and determined that the appeal proceedings would be in the form of written submissions. The Company and Biogen concluded their respective submissions and replies at the end of 1999. Biogen's Israeli patent, however, expired in December 1999 and with it, the compulsory license, prior to any decision by the Supreme Court. The Supreme Court is expected to still rule on the issuance of the compulsory license because of the existence of the parallel infringement proceedings discussed below.

      In August 1992, Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which was the subject of the compulsory license) by virtue of its preparation of BTG's BIO-HEP-B vaccine for use in clinical trials, and applied for an interlocutory injunction restraining BTG-Israel from continuing research and development activities and clinical trials. In June 1993, the District Court of Tel Aviv, Israel denied Biogen's application for an interlocutory injunction in connection with research and development and clinical trials, but enjoined BTG-Israel from commercial marketing of its BIO-HEP-B vaccine unless permitted by Biogen or its exclusive licensee, until a compulsory license is obtained, or until the patent expires or is revoked. With the grant of the compulsory license, Biogen and BTG agreed to suspend the infringement suit until a decision is rendered on Biogen's appeal to the Supreme Court of the grant of the compulsory license. Biogen has notified the District Court that if the compulsory license is upheld by the Supreme Court, it will withdraw the infringement suit. If, however, the infringement proceedings continue, there can be no assurance that the outcome of these proceedings will be favorable to BTG. Nevertheless, the expiry in December 1999 of the Biogen patent and in consequence thereof the compulsory licence, may reduce the significance of these proceedings. Also, an amendment to the Israel Patent Law, which came into effect on February 26, 1998, provides that genuine experimental research in respect of a patented invention is not considered an infringement. As a result of the expiration of the patent, BTG cannot be precluded from manufacturing or selling BIO-HEP-B in Israel. See "Item 1. Business -- Products and Applications -- Hepatitis-B Vaccine."

      The Company has been advised by SciGen, its BIO-HEP-B licensee in certain countries in the Far East, that in April 1993 Biogen initiated suit against SciGen in Singapore asserting that SciGen's conduct of clinical trials in Singapore with respect to the Company's hepatitis-B vaccine constitutes infringement of Biogen's patent rights in Singapore and claiming rights in the data obtained by SciGen through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993. SciGen notified the Company that the application for the injunction was dismissed by the High Court in September 1994, but Biogen has not withdrawn its case against SciGen in Singapore. Biogen's Singapore patent rights are based on the registration of its corresponding U.K. patents, and the validity of patents in Singapore depends on the validity of the corresponding U.K. patents. Biogen's broad U.K. patent was invalidated by the U.K. Court of Appeals in October 1994. This decision was upheld by the House of Lords in October 1996, although Biogen recently had claims of a more limited scope allowed to the same patent. Additionally, three claims of a narrower U.K. patent were upheld. The Company believes that none of these claims will affect commercialization of the Company's vaccine, although there can be no assurance of this. The Company is aware of certain other patents that have been granted or are pending and which, if granted, may prevent the Company from selling its vaccine in the United States, Europe and certain other countries. The Company's failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the BIO-HEP-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires. The ability of the Company to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

      Additionally, in 1984 an Israeli patent application of Biogen which relates to expression vectors was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to the grant of this patent. If BTG is unsuccessful in its opposition in Israel, and the patent issues, it will expire in 2001. Until then, BTG may be unable to manufacture certain of its products in Israel.

      The Company follows the patent applications of its competitors that might affect the Company's products and projects and, where appropriate, the Company contests the grant of such applications. The outcome of such proceedings cannot be predicted with certainty and will likely not be determined for several years.

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

      While BTG and SPA are negotiating the termination of their OXANDRIN supply agreement, Solchem, a former affiliate and manufacturing arm of SPA, filed a declaratory judgment action against BTG in the United States District Court of New Jersey seeking a determination that it is not a party to the BTG SPA agreement, which binds affiliates of SPA, and therefore not bound by the non-compete and free to sell oxandrolone to Mutual Pharmaceutical, a generic drug manufacturer. BTG has counterclaimed against Solchem and Mutual. The litigation is ongoing. If BTG does not prevail, then Solchem will be free to supply oxandrolone to Mutual, which will allow Mutual to market an oxandrolone product in the United States which competes with OXANDRIN.

      Serono Laboratories has notified BTG that if BTG markets hGH in the United States prior to April 2002, it intends to sue BTG and seek an injunction. BTG and Serono entered into a co-promotion agreement in April 1998 pursuant to which BTG undertook to promote in the United States, through the Company's distribution channel with Gentiva, Serono's recombinant human growth hormone, SAIZEN, for the treatment of children with growth failure due to inadequate levels of growth hormone. The agreement proved to be commercially infeasible and BTG terminated the agreement in June 1999. Serono has disputed BTG's right to terminate and has asserted that a non-competition provision runs until April 30, 2002. BTG disputes this and believes that even if the non-compete applies, it expires in June 2000. BTG has filed a declaratory judgment action in state court in New Jersey seeking to have the court confirm BTG's positions with respect to the agreement and the non-compete. If BTG is unsuccessful in resolving this dispute and if Serono prevails in the litigation, BTG could be precluded from selling hGH in the United States until after April 30, 2002. The Company expects it will be required to refund substantially all commissions received in respect of Serono's sales of its human growth hormone to Gentiva because the Company expects that Gentiva will return most of the human growth hormone product to Serono as it is anticipated that most of the product will have expired before it is sold. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol BTGC. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock from January 1, 1998 through December 31, 1999 as reported by the Nasdaq National Market.

                                                             High       Low
                                                             ----       ---

            1998
            First Quarter..............................     $13.75    $ 7.81
            Second Quarter.............................       9.19      7.00
            Third Quarter..............................       8.31      4.50
            Fourth Quarter.............................       7.50      5.62

            1999
            First Quarter..............................     $ 7.75    $ 5.50
            Second Quarter.............................       8.06      5.62
            Third Quarter..............................      11.38      6.91
            Fourth Quarter.............................      17.88      9.50

            The number of stockholders of record of the Company's common stock on March 17, 2000 was approximately 1,700.

            The Company has never declared or paid a cash dividend on its common stock, and it is not expected that cash dividends will be paid to the holders of common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      (in thousands except per share data)

                                               For the year ended December 31,
                                ----------------------------------------------------------
                                1995(1)(2)    1996(3)       1997(4)     1998       1999
                                ----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Total revenues ..............   $ 27,960      $ 47,738      $ 65,335   $ 76,855   $ 85,320
Total expenses ..............     24,544        36,798        44,152     52,106     66,561
Extraordinary gain ..........      1,363            --            --         --         --
Net income ..................      4,779        22,915        14,478     17,739     13,862
Extraordinary gain per share        0.03            --            --         --         --
Net income per share:(4)
  Basic .....................       0.11          0.52          0.31       0.37       0.26
  Diluted ...................       0.11          0.47          0.28       0.36       0.26
Weighted average shares
  outstanding:(4)
Basic .......................     43,174        44,195        46,767     48,184     52,348
Diluted .....................     43,784        48,259        51,916     49,848     54,191

                                                       As of December 31,
                                ----------------------------------------------------------
                                  1995          1996          1997       1998       1999
                                ----------------------------------------------------------

BALANCE SHEET DATA:

Working capital .............   $ 15,309      $ 40,626      $ 68,271   $110,359   $119,456
Total assets ................     33,679        73,575        95,413    142,595    164,645
Long-term liabilities .......      3,641         3,927         3,975      3,818      4,333
Stockholders' equity ........     25,689        60,558        82,858    122,977    141,884

----------

(1) In 1995, BTG terminated its research and development financing arrangement with Bio-Cardia Corporation ("Bio-Cardia"), entered into in December 1993, pursuant to which BTG had licensed rights to certain products to Bio-Cardia and Bio-Cardia had engaged BTG to perform research and development services with respect to such products. In connection with the termination of the relationship, BTG reacquired all rights licensed to Bio-Cardia. The relationship with Bio-Cardia had a significant effect on the Company's financial results in 1995, as follows: (i) revenues include $3,004,000 of research and development revenues under collaborative agreements resulting from the receipt by the Company of warrants to purchase 2,670,000 shares of the Company's Common Stock issued by BTG in connection with the financing with Bio-Cardia which were subsequently obtained by Bio-Cardia from its defaulted stockholders in partial satisfaction of amounts owed by Bio-Cardia to BTG for research and development; and (ii) expenses include research and development financing expenses of $806,000, representing the net funds provided to Bio-Cardia by BTG in respect of an exchange offer and the deferred revenues received from Bio-Cardia prior to such exchange offer.

(2) Net income and net income per share include an extraordinary gain of $1,363,000 and $0.03, respectively, resulting from the early extinguishment of debt incurred in connection with BTG's purchase of all rights to human growth hormone previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in clinical studies and encompassed in filings with the United States Food and Drug Administration, for the treatment of human growth hormone-deficient children.

(3) Expenses include a write-off of $1,383,000 of previously capitalized legal fees and market launch preparation costs relating to the Company's human growth hormone product in the United States. See "Item 3. Legal Proceedings." In 1996, the Company reduced the valuation allowance recorded against its deferred income tax assets by $18,587,000, which resulted in an $11,975,000, or $0.24 per share, increase in net income.

(4) The share and per share information for the years ended December 31, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See Note 1 of Notes to Consolidated Financial Statements.

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

OVERVIEW

      The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including seven products that have received regulatory approval for sale, of which five are currently being marketed, four products that are in registration or clinical trials and several products that are in pre-clinical development. The Company seeks both broad markets for its products as well as specialized markets where it can seek Orphan Drug status and potential marketing exclusivity.

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

                                         1997         1998         1999
                                         ----         ----         ----
Revenues:
  Product sales..................        82.2%        88.8%        73.1%
  Contract fees..................        12.8          3.5         17.4
  Royalties .....................          --          2.8          2.1
  Other revenues.................         2.3          1.0          2.0
  Interest.......................         2.7          3.9          5.4
                                         ----         ----         ----
         Total revenues..........         100%         100%         100%
                                         ====         ====         ====
Expenses:
  Research and development.......        24.4%        24.0%        24.8%
  Cost of product sales..........        13.0         14.0         13.2
  General and administrative.....        13.0         11.1         16.4
  Marketing and sales............        14.2         17.3         19.4
  Commissions and royalties......         2.5          1.2          3.8
  Interest and finance...........         0.4          0.2          0.4
                                         ----         ----         ----
         Total expenses..........        67.5         67.8         78.0
                                         ----         ----         ----

Income before income taxes.......        32.5         32.2         22.0

Income tax expense...............        10.3          9.1          5.7
                                         ----         ----         ----

Net income ......................        22.2%        23.1%        16.3%
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

      The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                                     Year ended December 31
                                                 -------------------------------
                                                 1997         1998         1999
                                                 ----         ----         ----
OXANDRIN ................................          52%          59%          40%
BIO-TROPIN ..............................          31           25           29
DELATESTRYL .............................           3            4           16
BIOLON ..................................          13           10           14
Other ...................................           1            2            1
                                                 ----         ----         ----
   Total ................................         100%         100%         100%
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

      The following table summarizes the Company's United States and international product sales as a percentage of total product sales for the periods indicated:

                                                  Year ended December 31,
                                           -------------------------------------
                                           1997            1998            1999
                                           ----            ----            ----
Domestic .......................             54%             64%             56%
Foreign ........................             46              36              44
                                           ----            ----            ----
     Total .....................            100%            100%            100%
                                           ====            ====            ====

The Company's product mix on a percentage basis has shifted significantly since the Company became profitable in 1995 as OXANDRIN sales have outpaced sales growth of other products. Domestic sales have also increased as a percentage of total product sales due to the introduction of OXANDRIN in the United States in December 1995.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      REVENUES. Revenues increased 11% in 1999 to $85,320,000 from $76,855,000 in 1998, which itself represented an 18% increase over 1997 revenues of $65,335,000. Product sales decreased by 9% in 1999 to $62,332,000 from $68,246,000 in 1998, following a 27% increase in 1998 from $53,723,000 in 1997.
The increase in product sales in 1998 was primarily driven by increased sales of OXANDRIN in the United States, which accounted for approximately 87% of the increase in product sales in 1998. The increase in OXANDRIN sales resulted primarily from the Company's increased marketing efforts and growing awareness of the product. However, sales of OXANDRIN decreased $15,586,000, or 38%, in 1999 because Gentiva Health Services, Inc. ("Gentiva"), BTG's distributor for OXANDRIN in the United States, reduced the amount of OXANDRIN inventory it was carrying as a result of a slowing of the rate of increase of OXANDRIN prescriptions. Although sales of OXANDRIN to Gentiva declined in 1999, end-user sales of OXANDRIN by Gentiva increased by 25% and prescriptions increased by 27% in 1999 compared to 1998. The decrease in sales to Gentiva was partially offset by $2,228,000 of sales of OXANDRIN to third parties for distribution overseas, as well as a $7,287,000, $688,000 and $1,761,000 increase in sales of DELATESTRYL, human growth hormone and BIOLON, respectively. The increase in sales of DELATESTRYL, which is also distributed on behalf of the Company by Gentiva, is primarily the result of the U.S. Food and Drug Administration stopping production of a competing injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency).

      Sales of OXANDRIN in 1999, 1998 and 1997 were approximately $24,935,000, $40,521,000 and $27,904,000, respectively, representing 40%, 59% and 52%, respectively, of the Company's total product sales in those periods. Sales of OXANDRIN to Gentiva in 1999, 1998 and 1997 were $22,708,000, $40,353,000 and
$27,613,000, respectively, representing 91%, 99% and 99%, respectively, of the Company's total sales of OXANDRIN. Sales of hGH in 1999, 1998 and 1997 were approximately $18,004,000, $17,316,000 and $16,745,000, respectively, representing 29%, 25% and 31%, respectively, of the Company's total product sales in those periods. Sales of hGH to JCR in 1999, 1998 and 1997 were approximately $10,507,000, $11,056,000 and $10,095,000, respectively, representing 17%, 16% and 19%, respectively, of the Company's total product sales in those periods and 58%, 64% and 60%, respectively, of the Company's total hGH sales in those periods. Sales of hGH to the Ferring Group, were approximately $3,619,000, $3,823,000 and $4,520,000 in 1999, 1998 and 1997,
respectively, representing 6%, 6% and 8%, respectively, of the Company's total product sales in those periods and 20%, 22% and 27%, respectively, of the Company's total hGH sales in those periods.

      For the years ended December 31, 1999, 1998 and 1997, contract fees, which consist of licensing and option to license fees, amounting to $14,848,000, $2,686,000 and $8,369,000, or 17%, 3% and 13%, respectively, of total revenues, were earned from certain of the Company's collaborative partners. Of the contract fees earned in 1999, $10,000,000, or 67% of total contract fees, was earned in respect of a strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company's hGH. Of the remainder, $4,197,000, or 28% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis. Of the contract fees earned in 1998, $1,000,000, or 37% of total contract fees, was earned in respect of the license of distribution rights of BIOLON in the United States, and $900,000 and $493,000, or 34% and 18% of total contract fees, respectively, were earned in respect of the Company's hepatitis-B vaccine and insulin products, respectively. Of the contract fees earned in 1997, $3,000,000 represents an initial licensing fee received in connection with the licensing of worldwide distribution rights (other than the United States, Canada, Israel and Japan) for the Company's superoxide dismutase ("SOD") product for bronchopulmonary dysplasia and other respiratory indications to Ares Trading S.A. ("Serono"), $1,500,000 represents fees from the grant to SciGen Pte Ltd of a license to use BTG's technical information to establish a manufacturing facility for BIO-HEP-B and $3,000,000 represents fees from the grant of an exclusive right to a third party to evaluate one of the Company's products under development. This third party subsequently determined not to pursue a license of the product for reasons that the Company believes do not relate to the safety and efficacy of the product.

      ROYALTIES in 1999 consist of net royalties in respect of the MIRCETTE product in the amount of $1,761,000. Royalties in 1998 consist of net royalties derived from a co-promotion agreement relating to Serono's recombinant human growth hormone, SAIZEN, in the amount of $1,560,000, substantially all of which the Company anticipates will have to be returned (see "--Commissions and Royalties" below).

      OTHER REVENUES consist primarily of funding from the Chief Scientist, which represented 89%, 100% and 99% of other revenues in the years ended December 31, 1999, 1998 and 1997, respectively.

      INTEREST INCOME was $4,633,000, $2,965,000 and $1,719,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in interest income in 1999 and 1998 was derived primarily from an increase in cash balances resulting from option and warrant exercises and cash flow from operations in 1999 and 1998.

      RESEARCH AND DEVELOPMENT EXPENSE. Expenditures for research and development were $21,120,000, $18,450,000 and $15,946,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in research and development expenditures in 1999 was primarily related to the development of a new formulation for one of its existing products, partially offset by the termination in 1998 of the Company's Phase III clinical trial for its superoxide dismutase which is now being conducted as a Phase II trial. The increase in research and development expenditures in 1998 was primarily due to certain research and development activities as well as Phase III and post approval Phase IV clinical studies relating to OXSODROL and OXANDRIN, respectively, which studies began mainly in 1997.

      COST OF PRODUCT SALES. Cost of product sales was $11,224,000, $10,744,000 and $8,493,000 in the years ended December 31, 1999, 1998 and 1997, respectively. Cost of product sales in 1999 increased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of DELATESTRYL and BIOLON and decreased sales of OXANDRIN. The increase in 1998 was primarily attributable to increased product sales. Cost of product sales as a percentage of product sales was 18%, 16% and 16% in 1999, 1998 and 1997, respectively. OXANDRIN has a relatively low cost of manufacture as a percentage of product sales, while BIOLON has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $14,035,000, $8,504,000 and $8,509,000 in the years ended December 31, 1999,
1998 and 1997, respectively. The increase in 1999 derived mainly from the write off of other assets relating to the development of Androtab-SL resulting from the Company's decision not to continue to pursue FDA approval of Androtab-SL and legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States, as well as increased compensation costs.

      MARKETING AND SALES EXPENSE. Marketing and sales expense was $16,583,000, $13,312,000 and $9,290,000 in the years ended December 31, 1999, 1998 and 1997, respectively. These expenses primarily related to the sales and marketing force in the United States that the Company established principally in the second half of 1995 and during 1996 to promote distribution of OXANDRIN in the United States. The increase in each year was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of the Company's product sales.

      COMMISSIONS AND ROYALTIES. Commissions and royalties were $3,221,000, $929,000 and $1,650,000 in the years ended December 31, 1999, 1998 and 1997, respectively. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. However, the increase in 1999 resulted mainly from the accrual of $1,485,000, net, of commissions received in respect of Serono's sales of its human growth hormone to Gentiva, which commissions the Company expects it will be required to refund because the Company expects that Gentiva will return most of the human growth hormone product to Serono because it is anticipated that most of the product will have expired before it is sold. BTG has given notice of termination of its agreement with Serono pursuant to which it was co-promoting, through the Company's distribution channel with Gentiva, Serono's recombinant human growth hormone product SAIZEN in the United States. Serono is disputing BTG's ability to terminate the agreement.

      INCOME TAXES. Provision for income taxes for the years ended December 31, 1999, 1998 and 1997 was $4,897,000, $7,010,000 and $6,705,000, representing approximately 26.1%, 28.3% and 31.7% of income before income taxes. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that reduce the tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at December 31, 1999, was $119,456,000 as compared to $110,359,000 at December 31, 1998.

      The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased by $9,272,000, $102,000 and $2,324,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

      Net cash provided by (used in) operating activities was $48,459,000, $(7,318,000) and $14,142,000 in the years ended December 31, 1999, 1998 and
1997, respectively. Net income was $13,862,000, $17,739,000 and $14,478,000 in the same periods, respectively. In 1999 net cash provided by operating activities was greater than net income, mainly due to a decrease in accounts receivable of $28,450,000, depreciation and amortization of $3,014,000, the write-off of other assets relating to the development of Androtab-SL of $1,894,000 and an increase of accounts payable of $1,898,000, partially offset by an increase in inventory of $3,646,000. In 1998 the Company used cash in operating activities primarily because of an increase in accounts receivable of $40,856,000 partially offset by a non-cash provision for deferred income taxes of $5,160,000, depreciation and amortization of $3,125,000 and an increase in accounts payable and other current liabilities of $7,220,000. In 1997, net income and net cash provided by operating activities were approximately the same, as income taxes of $6,297,000, depreciation and amortization of $2,636,000 and an increase in other current liabilities of $1,494,000 were completely offset by a $9,267,000 increase in receivables and a $1,713,000 decrease in accounts payable.

      Net cash used in investing activities was $46,720,000, $16,649,000 and $17,672,000 in the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in investing activities included capital expenditures of $11,432,000, $3,594,000 and $3,134,000 in these periods, respectively, consisting in 1999 of approximately $8,913,000 for the purchase and reconstruction of a new manufacturing facility, with the remainder in all periods primarily for laboratory and manufacturing equipment and infrastructure. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

      Net cash provided by financing activities was $7,533,000, $24,069,000 and $5,854,000 in the years ended December 31, 1999, 1998 and 1997, respectively. Cash flows from financing activities were primarily affected by net proceeds from issuances of common stock of $7,533,000, $24,069,000 (including $17,221,000 from the exercise of warrants which expired on December 31, 1998), and $5,872,000 in these periods, respectively. Net proceeds from the sale of common stock result mainly from option and warrant exercises.

      In April 1999, the Company purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for BIO-HEP-B and FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by early 2001. The Company expects it will cost approximately $38,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which $3,268,000 had been expended at December 31, 1999.

      The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments. See Note 1c and 1e of Notes to Consolidated Financial Statements.

      The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the dollar. The rate of inflation (as measured by the consumer price index) was approximately 7% in 1997, 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 9%, 18% and 0%, respectively. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in 1997 and in 1998 in corresponding decreases in these costs in U.S. dollars. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

      At December 31, 1999, intangibles, net, consist mainly of $866,000 (net of amortization) relating to the purchase of all rights to hGH previously licensed to The Du Pont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the IND and NDA files then pending with the FDA for the treatment of human growth hormone-deficient children.

      The Company believes that its remaining cash resources as of December 31, 1999, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels will be sufficient to fund the Company's ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. The Company continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements. See "Item 1. Business--Risk Factors --Capital Needs" and "--Variability of Operating Results."

      The Year 2000 problem (the "Year 2000 Problem" or "Year 2000") was to have resulted from computer programs and devices that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations potentially would not properly recognize the year 2000. This could have resulted in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem potentially affected substantially all of BTG's business activities. The Company believes that as a result of its Year 2000 remediation and planning programs, the Year 2000 Problem has not, as of March 15, 2000, had a material adverse effect on the operations or financial results of the Company. As of December 31, 1999, the Company estimates that it had incurred approximately $50,000 in its Year 2000 efforts, including without limitation, outside consulting fees and computer systems upgrades, but excluding internal staff costs, all of which has been expensed. It is possible that BTG will experience Year 2000 related problems in the future, particularly with its non-business critical systems, which may result in failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations. However, BTG believes that the Year 2000 Problem will not pose significant operational problems for its business critical computer systems and equipment. The financial impact of future remediation activities that may become necessary, if any, cannot be known precisely at this time, but it is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements

                                                                            Page

      Report of Independent Public Accountants..............................47

      Consolidated Financial Statements:

      Consolidated Balance Sheets as of
      December 31, 1998 and 1999............................................48

      Consolidated Statements of Operations for the
      years ended December 31, 1997, 1998 and 1999..........................49

      Consolidated Statements of Changes in
      Stockholders' Equity for the years
      ended December 31, 1997, 1998 and 1999................................50

      Consolidated  Statements  of Cash Flows for
      the years ended December 31, 1997, 1998 and 1999 .....................51

      Notes to Consolidated Financial Statements............................52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

New York, New York
February 1, 2000

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               December 31,
                                                         -----------------------
                                                           1998         1999
                                                         ---------    ---------

ASSETS
Current Assets:
  Cash and cash equivalents ..........................   $   9,431    $  18,703
  Short-term investments .............................      37,602       68,547
  Other receivables ..................................      15,968          579
  Accounts receivable  - trade .......................      52,429       36,925
  Inventories ........................................       4,978        8,624
  Deferred income taxes (Note 10) ....................       5,407        4,286
  Prepaid expenses ...................................         344          220
                                                         ---------    ---------
     Total current assets ............................     126,159      137,884

Accounts receivable - trade ..........................          --        2,443
Severance pay funded (Note 2) ........................       2,233        2,369
Property and equipment, net (Note 3) .................       9,442       18,938
Intangibles, net of accumulated amortization of
  $4,303 in 1998 and $5,186 in 1999 ..................       1,728          993
Patents, net of accumulated amortization of $487
  in 1998 and $643 in 1999 ...........................         404          429
Other assets .........................................       2,629        1,589
                                                         ---------    ---------
     Total assets ....................................   $ 142,595    $ 164,645
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans ..............................   $     288    $      20
  Accounts payable ...................................       5,359        7,257
  Other current liabilities (Note 8) .................      10,153       11,151
                                                         ---------    ---------
     Total current liabilities .......................      15,800       18,428
                                                         ---------    ---------

Long-term liabilities (Note 2) .......................       3,818        4,333
                                                         ---------    ---------

Commitments and contingent liabilities (Note 7)

Stockholders' Equity (Notes 4 and 5):
  Preferred stock - $.01 par value; 4,000,000
     shares authorized; no shares issued .............          --           --
  Common stock - $.01 par value; 150,000,000
     shares authorized; issued: 51,934,000 in 1998
     and 53,280,000 in 1999 ..........................         519          533
  Capital in excess of par value .....................     161,164      168,743
  Accumulated deficit ................................     (36,396)     (22,534)
  Treasury stock at cost (83,000 shares) .............        (340)        (340)
  Accumulated other comprehensive loss ...............      (1,970)      (4,518)
                                                         ---------    ---------
    Total stockholders' equity .......................     122,977      141,884
                                                         ---------    ---------

     Total liabilities and stockholders' equity ......   $ 142,595    $ 164,645
                                                         =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                   Year Ended December 31,
                                               ---------------------------------
                                                1997         1998         1999
--------------------------------------------------------------------------------
Revenues (Note 9):
     Product sales ......................      $53,723      $68,246      $62,332
     Contract fees ......................        8,369        2,686       14,848
     Royalties ..........................           --        2,160        1,761
     Other revenues .....................        1,524          798        1,746
     Interest ...........................        1,719        2,965        4,633
                                               -------      -------      -------
                                                65,335       76,855       85,320
                                               -------      -------      -------

Expenses:
     Research and development ...........       15,946       18,450       21,120
     Cost of product sales ..............        8,493       10,744       11,224
     General and administrative .........        8,509        8,504       14,035
     Marketing and sales ................        9,290       13,312       16,583
     Commissions and royalties ..........        1,650          929        3,221
     Interest and finance ...............          264          167          378
                                               -------      -------      -------
                                                44,152       52,106       66,561
                                               -------      -------      -------

Income before income taxes ..............       21,183       24,749       18,759
Income tax expense, net (Note 10) .......        6,705        7,010        4,897
                                               -------      -------      -------

Net income ..............................      $14,478      $17,739      $13,862
                                               =======      =======      =======

Earnings per common share:
     Basic ..............................      $  0.31      $  0.37      $  0.26
                                               =======      =======      =======

     Diluted ............................      $  0.28      $  0.36      $  0.26
                                               =======      =======      =======

Weighted average number of common
     and common equivalent shares:
     Basic ..............................       46,767       48,184       52,348
                                               =======      =======      =======
     Diluted ............................       51,916       49,848       54,191
                                               =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                          Common Stock
                                                        ----------------      Capital in
                                                                     Par      Excess of    Accumulated    Treasury     Deferred
                                                        Shares      Value     Par Value      Deficit       Stock     Compensation
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                               45,682   $     457   $ 129,130     $ (68,613)   $    (340)   $     (76)
Comprehensive income:
      Net income for 1997                                                                      14,478
      Unrealized gain on marketable securities, net

Total comprehensive income

Issuance of common stock                                      4                      59
Issuance of common stock on series A and
   B note conversions (including capitalized
   interest) and on conversion of
   convertible debentures                                   133           1         550
Tax benefit derived from exercise
   of stock options                                                               1,066
Exercise of stock options                                 1,433          14       5,597
Exercise of warrants                                         52           1         260
Amortization of deferred compensation                                                                                        76
                                                         ------   ---------   ---------     ---------    ---------    ---------
BALANCE, DECEMBER 31, 1997                               47,304         473     136,662       (54,135)        (340)          --
Comprehensive income:
      Net income for 1998                                                                      17,739
      Unrealized loss on marketable securities, net

Total comprehensive income

Issuance of common stock                                     60           1         324
Tax benefit derived from exercise
   of stock options                                                                 420
Exercise of stock options                                   660           6       2,718
Exercise of warrants                                      3,910          39      21,040
                                                         ------   ---------   ---------     ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998                               51,934   $     519   $ 161,164     $ (36,396)   $    (340)   $      --
Comprehensive income:
      Net income for 1999                                                                      13,862
      Unrealized loss on marketable securities, net

Total comprehensive income

Issuance of common stock                                    259           3       1,380
Tax benefit derived from exercise
   of stock options                                                                 521
Exercise of stock options                                 1,087          11       5,678
                                                         ------   ---------   ---------     ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999                               53,280   $     533   $ 168,743     $ (22,534)   $    (340)   $      --
                                                         ======   =========   =========     =========    =========    =========

                                                       Accumulated other       Total
                                                         comprehensive     Stockholders'
                                                          income (loss)        Equity
----------------------------------------------------------------------------------------
Balance, December 31, 1996                                 $      --        $   60,558
Comprehensive income:
      Net income for 1997                                                       14,478
      Unrealized gain on marketable securities, net              198               198
                                                                             ---------
Total comprehensive income                                                      14,676
                                                                             ---------
Issuance of common stock                                                            59
Issuance of common stock on series A and
   B note conversions (including capitalized
   interest) and on conversion of
   convertible debentures                                                          551
Tax benefit derived from exercise
   of stock options                                                              1,066
Exercise of stock options                                                        5,611
Exercise of warrants                                                               261
Amortization of deferred compensation                                               76
                                                           ---------         ---------
Balance, December 31, 1997                                       198            82,858
Comprehensive income:
      Net income for 1998                                                       17,739
      Unrealized loss on marketable securities, net           (2,168)           (2,168)
                                                                             ---------
Total comprehensive income                                                      15,571
                                                                             ---------
Issuance of common stock                                                           325
Tax benefit derived from exercise
   of stock options                                                                420
Exercise of stock options                                                        2,724
Exercise of warrants                                                            21,079
                                                           ---------         ---------
Balance, December 31, 1998                                 $  (1,970)        $ 122,977
Comprehensive income:
      Net income for 1999                                                       13,862
      Unrealized loss on marketable securities, net           (2,548)           (2,548)
                                                                             ---------
Total comprehensive income                                                      11,314
                                                                             ---------
Issuance of common stock                                                         1,383
Tax benefit derived from exercise
   of stock options                                                                521
Exercise of stock options                                                        5,689
                                                           ---------         ---------
Balance, December 31, 1999                                 $  (4,518)        $ 141,884
                                                           =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                         --------------------------------
                                                                           1997        1998        1999
                                                                         --------    --------    --------
Cash flows from operating activities:
  Net income .........................................................   $ 14,478    $ 17,739    $ 13,862
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Deferred income tax expense .....................................      6,297       5,160       1,121
     Depreciation and amortization ...................................      2,636       3,125       3,014
     Write-off of other assets .......................................         --          --       1,894
     Provision for severance pay .....................................        326        (157)        515
     (Gain) loss on disposal of fixed assets .........................         (4)          3          (4)
     (Gain) loss on sales of short-term investments, net .............        (38)        (92)        441
     Common stock as payment for services ............................         59          59          60
     Changes in:
       accounts receivable ...........................................     (9,267)    (40,856)     28,450
       inventories ...................................................        (73)        423      (3,646)
       prepaid expenses and other current assets .....................        (53)         58         124
       accounts payable ..............................................     (1,713)      3,714       1,898
       other current liabilities .....................................      1,494       3,506         730
                                                                         --------    --------    --------
  Net cash provided by (used in) operating activities ................     14,142      (7,318)     48,459
                                                                         --------    --------    --------

Cash flows from investing activities:
  Purchases of short-term investments ................................    (22,107)    (27,742)    (53,501)
  Capital expenditures ...............................................     (3,134)     (3,594)    (11,432)
  Intangibles ........................................................         --          --        (150)
  Severance pay funded ...............................................       (117)        202        (136)
  Other assets .......................................................     (1,159)        348        (931)
  Change in patents ..................................................       (121)       (144)       (181)
  Proceeds from sales of short-term investments ......................      8,924      14,243      19,567
  Proceeds from sales of fixed assets ................................         42          38          44
                                                                         --------    --------    --------
  Net cash used in investing activities ..............................    (17,672)    (16,649)    (46,720)
                                                                         --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuances of common stock (including tax
     benefit from exercise of stock options) .........................      5,872      24,069       7,533
  Other ..............................................................        (18)         --          --
                                                                         --------    --------    --------
  Net cash provided by financing activities ..........................      5,854      24,069       7,533
                                                                         --------    --------    --------

  Net increase in cash and cash equivalents ..........................      2,324         102       9,272
  Cash and cash equivalents at beginning of year .....................      7,005       9,329       9,431
                                                                         --------    --------    --------
  Cash and cash equivalents at end of year ...........................   $  9,329    $  9,431    $ 18,703
                                                                         ========    ========    ========

Supplementary Information
Non-cash investing and financing activities:
  Series A and B note conversions (including capitalized
  interest) and conversion of convertible debentures .................   $    551    $     --    $     --

Other information:
  Interest paid ......................................................   $     35    $      2    $     11
  Income taxes paid ..................................................   $    356    $    515    $  3,518

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

      a. Basis of consolidation:

      The consolidated financial statements include the accounts of BTG and BTG-Israel, hereinafter collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

      b. Translation of foreign currency:

      The functional currency of BTG-Israel is the U.S. dollar. Accordingly, its accounts are remeasured in dollars, and translation gains and losses (which are immaterial) are included in the statements of operations.

      c. Cash and cash equivalents:

      At December 31, 1998 and 1999, cash and cash equivalents included cash of $2,959,000 and $3,202,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities as at acquisition of ninety days or less) of $6,472,000 and $15,501,000, respectively.

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

      Short-term investments consist primarily of investments in mutual funds and U.S. Treasury and corporate bonds that have been classified as "available-for-sale securities". At December 31, 1998 and 1999, the aggregate fair value of the securities was $37,602,000 and $68,547,000, with a cost of $39,572,000 and $73,067,000, respectively.

      e. Other receivables:

      As of December 31, 1998, other receivables consist primarily of proceeds due from the exercise of warrants, which proceeds were subsequently received by the Company in January 1999.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      f. Inventories:

      Inventories are stated at the lower of average cost or market on the weighted average method. At December 31, 1998 and 1999, inventories include raw materials of $1,063,000 and $951,000, work-in-process of $736,000 and $1,223,000, and finished goods of $3,179,000 and $6,450,000, respectively.

      g. Long-term accounts receivable-- trade:

      Long-term accounts receivable -- trade consists of amounts owed to the Company by one customer for which collection is expected subsequent to December 31, 2000. The related discount has been recorded in the consolidated financial statements for the period ended December 31, 1999.

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

      i. Intangibles:

      Intangibles consist of repurchased rights to one of the Company's products previously licensed to a third party, and are amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

      j. Patents:

      Patent costs related to products approved by any regulatory agency worldwide or being sold have been capitalized. Amortization has been calculated using the straight-line method over 17 years commencing the date of grant with respect to each project.

      k. Long-lived assets:

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

      l. Revenue recognition:

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

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

of such funded research. In general, these contracts are cancelable by the Company's collaborative partners at any time.

      m. Stock-based compensation:

      The Company grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

      The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", for stock option grants to employees and, accordingly, has made all of the required pro forma disclosures for the years ended December 31, 1997, 1998 and 1999 in Note 5.

      n. Income taxes:

      Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

      BTG-Israel files separate income tax returns and provides for taxes under Israeli regulations.

      o. Comprehensive income (loss):

      In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities. In 1997 Other comprehensive income was reported net of tax. In 1998 and 1999 any tax benefit recorded in connection with Other comprehensive loss was offset by a valuation allowance due to the uncertainty of future utilization.

      p. Earnings per common share:

      Net earnings per common share amounts ("basic EPS") are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128, "Earnings Per Share" requires the presentation of both basic EPS and diluted EPS on the face of the consolidated statements of operations.

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                               Year Ended December 31, 1997                 Year Ended December 31, 1998
                                        -----------------------------------------    ------------------------------------------
                                           Income         Shares        Per Share        Income          Shares       Per Share
                                         (Numerator)   (Denominator)     Amounts      (Numerator)    (Denominator)     Amounts
                                        -----------------------------------------    ------------------------------------------
(In thousands, except per share
data)

NET EARNINGS...........................   $  14,478                                      $17,739

BASIC EPS
Net earnings attributable to common
stock..................................      14,478         46,767        $  0.31         17,739         48,184          $0.37

EFFECT OF DILUTIVE SECURITIES
Stock options..........................                      2,421                                        1,090
Stock warrants.........................                      2,728                                          574
                                                         ---------                                    ---------

DILUTED EPS
Net earnings attributable to common
stock and assumed option and
warrant exercises......................   $  14,478         51,916        $  0.28        $17,739         49,848          $0.36
                                          =========      =========        =======        =======      =========          =====

                                               Year Ended December 31, 1999
                                        ----------------------------------------
                                            Income        Shares       Per Share
                                         (Numerator)  (Denominator)     Amounts
                                        ----------------------------------------
(In thousands, except per share
data)

Net Earnings...........................   $13,862

Basic EPS
Net earnings attributable to common
stock..................................    13,862         52,348          $0.26

Effect of Dilutive Securities
Stock options..........................                    1,843
Stock warrants.........................                       --
                                                       ---------

Diluted EPS
Net earnings attributable to common
stock and assumed option and
warrant exercises......................   $13,862         54,191          $0.26
                                          =======      =========          =====

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      Options to purchase 1,872,000, 1,970,000 and 697,000 shares of common stock out of the total number of options outstanding as of December 31, 1997, 1998 and 1999, respectively, were not included in the computation of diluted EPS because of their anti-dilutive effect.

      q. Use of estimates in preparation of financial statements:

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

NOTE 2 - LONG-TERM LIABILITIES

      Long-term liabilities mainly consist of provision for severance pay.

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

      The expense related to severance and pension pay for the years ended December 31, 1997, 1998 and 1999, was $936,000, $715,000 and $1,039,000,
respectively.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 3 - PROPERTY AND EQUIPMENT, NET
                                                               December 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                             (in thousands)
Cost:
Laboratory and manufacturing equipment .............     $ 14,446      $ 15,704
Land, buildings and construction in progress(1) ....           --         9,518
Office equipment ...................................        3,536         3,872
Air conditioning and other .........................        2,156         2,306
Leasehold improvements .............................        7,613         7,621
                                                         --------      --------
                                                           27,751        39,021

Accumulated depreciation and amortization ..........      (18,309)      (20,083)
                                                         --------      --------

    Total ..........................................     $  9,442      $ 18,938
                                                         ========      ========

----------
      (1) The related asset has not been placed in service and, therefore, no depreciation and amortization has been accumulated as of December 31, 1999.

      Depreciation and amortization expense was approximately $1,590,000, $1,617,000 and $1,896,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

      In the years ended December 31, 1997 and 1998, the Company issued 52,000 shares and 3,910,000 shares, respectively, of the Company's common stock upon the exercise of outstanding warrants having an aggregate purchase price of $260,000 and $21,079,000, respectively.

      In the years ended December 31, 1997, 1998 and 1999, the Company issued 1,433,000 shares, 660,000 shares and 1,087,000 shares, respectively, of the Company's common stock upon the exercise of outstanding stock options having an aggregate purchase price of $5,611,000, $2,724,000 and $5,689,000, respectively.

      In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP"). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The total number of shares reserved for issuance under the 1998 ESPP is 3,000,000 shares.

      All full-time employees of the Company are eligible to participate in the 1998 ESPP. From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of Common Stock under the 1998 ESPP ("Rights") at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Rights granted under the 1998 ESPP will run for a maximum of 27 months. No employee may be granted a Right which permits such employee to purchase shares under the 1998 ESPP having a fair market value which exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares.

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

      In 1992, the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the "1992 Stock Option Plan"). The 1992 Stock Option Plan currently permits the granting of options to purchase up to an aggregate of 12,000,000 shares of the Company's common stock to key employees (including employees who are directors) and consultants of the Company. Under the 1992 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than the par value of the common stock on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring shortly after employment termination. Terminated options are available for reissuance.

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

      The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1997, 1998 and 1999 have been granted at the fair market value of the Company's common stock. Had compensation cost

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

for these plans and the Company's 1998 ESPP been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                  Year Ended December 31,
                                         -------------------------------------
                                           1997           1998           1999
                                           ----           ----           ----
                                                   (in thousands except
                                                       per share data)

 Net income:   As reported ............  $  14,478     $  17,739     $  13,862
               Pro forma ..............     10,361         9,810         4,305

 Basic EPS:    As reported ............  $    0.31     $    0.37     $    0.26
               Pro forma                      0.22          0.20          0.08

 Diluted EPS:  As reported ............  $    0.28     $    0.36     $    0.26
               Pro forma ..............       0.20          0.20          0.08

      Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: (1) expected life of option of seven years; (2) dividend yield of 0%; (3) expected volatility of 64%, 56% and 58%; and (4) risk-free interest rate of 6.43%, 5.46% and 5.66%, respectively.

      Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      Transactions under the Plan, the 1992 Stock Option Plan, the New Director Plan, the Directors Plan and other plans during 1997, 1998 and 1999 were as follows:

                                                                            Year ended December 31,
                                                  -------------------------------------------------------------------------
                                                           1997                      1998                      1999
                                                  ----------------------     -------------------      ---------------------
                                                                Weighted                Weighted                   Weighted
                                                                Average                 Average                    Average
                                                    Shares      Exercise       Shares   Exercise        Shares     Exercise
                                                   ('000s)       Price        ('000s)     Price        ('000s)       Price
                                                  ---------     --------     ---------  --------      ---------    --------
Options outstanding at beginning of year .....       4,933      $   4.79       5,400     $ 8.40         6,332      $  7.33
Granted ......................................       1,975         14.08       1,874       7.49         2,752         6.78
Exercised ....................................      (1,433)         3.92        (660)      4.13        (1,087)        5.23
Terminated ...................................         (75)         6.13        (282)      9.10          (510)        8.10
                                                   -------                    ------                   ------
Options outstanding at end of year ...........       5,400          8.40       6,332       7.33         7,487         7.38
                                                   =======                    ======                   ======
Exercisable at end of year ...................       2,333                     2,714                    2,804
                                                   =======                    ======                   ======
Weighted average fair value of options granted                      9.65                   4.71                       4.34
                                                                ========                 ======                    =======
Weighted average fair value of options repriced                                            3.96(1)

(1) On June 15, 1998 1,398,000 previously-granted options were repriced. The additional compensation cost in respect thereof is reflected in the pro forma disclosures for the year ended December 31, 1998.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      Of the 7,487,000 options outstanding as of December 31, 1999:

            - 2,460,000 have exercise prices between $2.37 and $5.94 with a weighted average exercise price of $5.22 and a weighted average remaining contractual life of 6.99 years. Of these 2,460,000 options, 1,085,000 are exercisable; their weighted average exercise price is $4.39.

            - 2,715,000 options have exercise prices between $6.28 and $7.56 with a weighted average exercise price of $7.33 and a weighted average remaining contractual life of 8.23 years. Of these 2,715,000 options, 631,000 are exercisable; their weighted average exercise price is $7.43.

            - 2,312,000 options have exercise prices between $7.84 and $14.12 with a weighted average exercise price of $9.75 and a weighted average remaining contractual life of 7.60 years. Of these 2,312,000 options, 1,088,000 are exercisable; their weighted average exercise price is $9.84.

      Subsequent to December 31, 1999, options to purchase an aggregate of 296,000 shares of common stock have been exercised, having an aggregate purchase price of $1,724,000.

NOTE 6 - FOREIGN OPERATIONS

      The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", at December 31, 1998. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's operations in the United States and Israel is presented below:

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                                                                                   Consol-
                                                    U.S.            Israel       Eliminations      idated
                                                    ----            ------       ------------      ------
                                                                (in thousands of U.S. dollars)
                                                                ------------------------------
Year ended December 31, 1997:
    Revenues ...............................      ss.61,834          3,501                          65,335
    Intercompany transactions ..............          1,143          7,730          (8,873)
    Reimbursement of subsidiary's expenses .                         9,946          (9,946)
    Depreciation and amortization ..........          1,438          1,198                           2,636
    Interest income ........................          1,611            108                           1,719
    Income tax expense .....................          6,705                                          6,705
    Net income .............................         13,448          1,538            (508)         14,478
    Identifiable assets o ..................         94,513          9,074          (8,174)         95,413
    Foreign liabilities o ..................                       ++4,334                           4,334
    Investment in subsidiaries (cost basis)o          5,797                         (5,797)

Year ended December 31, 1998:
    Revenues ...............................      ss.66,810         10,045                          76,855
    Intercompany transactions ..............          4,363          1,599          (5,962)
    Reimbursement of subsidiary's expenses .                        10,770         (10,770)
    Depreciation and amortization ..........          1,989          1,136                           3,125
    Interest income ........................          2,870             95                           2,965
    Income tax expense .....................          7,010                                          7,010
    Net income .............................         17,223          3,404          (2,888)         17,739
    Identifiable assets o ..................        140,290         20,330         (17,944)        142,676
    Foreign liabilities o ..................                       ++5,939                           5,939
    Investment in subsidiaries (cost basis)o          5,797                         (5,797)

Year ended December 31, 1999:
    Revenues ...............................      ss.73,250         12,070                          85,320
    Intercompany transactions ..............            800          2,290          (3,090)
    Reimbursement of subsidiary's expenses .                        10,795         (10,795)
    Depreciation and amortization ..........          1,601          1,413                           3,014
    Interest income ........................          4,561             72                           4,633
    Income tax expense .....................          4,609            288                           4,897
    Net income .............................          9,545          3,262           1,055          13,862
    Identifiable assets o ..................        160,408         28,640         (24,403)        164,645
    Foreign liabilities o ..................                       ++7,027                           7,027
    Investment in subsidiaries (cost basis)o         15,310                        (15,310)

----------

ss.   Includes export sales of, $24,713,000, $27,723,000 and $27,645,000 in
      1997, 1998 and 1999, respectively.
o     At year end.
++    Excludes liability to parent.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

      a. The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $415,000. The lease expires in October 2003. In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses. The Company also leases approximately 2,000 square feet in New York City, primarily for its investor and public relations activities, having an average annual rental expense of $99,000 and expiring in September 2003. BTG-Israel currently leases approximately 95,000 square feet of space for its research, development and production facilities in Israel having an average annual rental expense of $1,080,000. The lease of substantially all of this space will expire in December 2002; the lease for the remainder of the space will expire in 2003. BTG-Israel also leases 5,000 square feet of warehouse space near its research and manufacturing facility pursuant to a lease that expires in December 2000.

      Rent expense was approximately $1,609,000, $1,684,000 and $1,679,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      The future consolidated annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next four years are as follows: 2000--$1,616,000; 2001--$1,594,000; 2002--$1,595,000; and
2003--$473,000. There is also a bank guarantee outstanding in favor of the lessor for $719,000 secured by the assets of BTG-Israel.

      b. The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded. As of December 31, 1999, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $3,392,000 of research and development funding for products that are currently being sold and a minimum of $9,706,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 1997, 1998 and 1999, the Company accrued approximately $413,000, $385,000 and $353,000, respectively, as royalties to the Chief Scientist.

      The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

      c. The Company currently has employment agreements with seven senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,760,000 plus other normal customary fringe benefits and bonuses. These employment agreements generally have a term of two years and are automatically renewed for successive two-year periods unless either party gives the other notice of non-renewal.

      d. The Company has received notification of claims filed against certain of its patents in the normal course of operations. Management believes that these claims have no merit, and the Company intends to defend them vigorously.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 8 - OTHER CURRENT LIABILITIES

                                                              December 31,
                                                         -----------------------
                                                           1998            1999
                                                         -------         -------
                                                              (in thousands)

Salaries and related expenses                            $ 2,295         $ 3,312
Accrued subcontracting payable                             4,558           3,830
Governmental and state agencies                            1,001             677
Legal and professional fees                                  265             700
Royalties and commissions                                  1,645           2,341
 Other                                                       389             291
                                                         -------         -------
                                                         $10,153         $11,151
                                                         =======         =======

NOTE 9 - CONCENTRATIONS

      In 1997, 1998 and 1999, one customer for human growth hormone, located solely in Japan, represented $10,095,000, $11,056,000 and $10,507,000, or 16%,
15% and 13% of revenues (exclusive of interest income), respectively. In 1997, 1998 and 1999, one customer for OXANDRIN and DELATESTRYL, located solely in the United States, represented $29,013,000, $43,171,000 and $32,813,000, or 46%, 58%
and 41% of revenues (exclusive of interest income), respectively. In 1999 one licensee accounted for 12% of revenues (exclusive of interest income). In 1999, the Company's product sales consisted primarily of sales of OXANDRIN, human growth hormone, DELATESTRYL and BIOLON in the amount of approximately $24,935,000, $18,004,000, $10,105,000 and $8,560,000, or 40%, 29%, 16% and 14%
of total product sales, respectively. One customer accounted for 74% and 53% of total accounts receivable-trade as of December 31,1998 and 1999, respectively. As of December 31, 1999 an amount due from a licensee accounts for 27% of total accounts receivable-trade. As of December 31, 1998 another customer accounted for 12% of total accounts receivable-trade. BTG currently has one supplier for its OXANDRIN product and one supplier for its DELATESTRYL product.

NOTE 10 - INCOME TAXES

      At December 31, 1999, BTG has a capital loss carryover of approximately $7,300,000 available to offset future capital gains, which expires in 2000, and a research and experimental ("R&E") credit carryover of approximately $2,379,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2018.

      Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of BTG-Israel. Those earnings have been and will continue to be permanently reinvested. It is not practicable to determine the amount of additional tax that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $2,400,000 at December 31, 1999.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      The components of current and deferred income tax expense (benefit) are as follows:

                                                    Year Ended December 31,
                                            -----------------------------------
                                             1997          1998          1999
                                            -------       -------       -------
                                                       (in thousands)
Current:
       State ........................       $    --       $   336       $   332
       Federal ......................           408         1,514         3,066
       Foreign ......................            --            --           378
                                            -------       -------       -------
                                                408         1,850         3,776
                                            -------       -------       -------

Deferred:
       State ........................         2,035           464            98
       Federal ......................         4,262         4,696         1,113
       Foreign ......................            --            --           (90)
                                            -------       -------       -------
                                              6,297         5,160         1,121
                                            -------       -------       -------

Total income tax expense ............       $ 6,705       $ 7,010       $ 4,897
                                            =======       =======       =======

      The domestic and foreign components of income before income taxes are as follows:

                                                  Year Ended December 31,
                                         ---------------------------------------
                                          1997            1998            1999
                                         -------         -------         -------
                                                      (in thousands)

       Domestic ................         $19,663         $21,435         $15,045
       Foreign .................           1,520           3,314           3,714
                                         -------         -------         -------
                                         $21,183         $24,749         $18,759
                                         =======         =======         =======

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

      The components of deferred income tax expense (benefit) are:

                                                    Year Ended December 31,
                                                -------------------------------
                                                 1997        1998        1999
                                                -------     -------     -------
                                                         (in thousands)

       R&E credit ..........................    $(1,419)    $  (393)    $   899
       Net operating loss ..................      7,738       7,290          --
       Alternate minimum tax credit ........       (381)        (28)         --
       Accrued amounts .....................        793      (1,429)        229
       Depreciation and amortization .......       (434)       (280)         (7)
                                                -------     -------     -------
                                                $ 6,297     $ 5,160     $ 1,121
                                                =======     =======     =======

      A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                   1997       1998       1999
                                                  -------    -------    -------
                                                          (in thousands)

Income tax at U.S. statutory rate .............   $ 7,952    $ 9,853    $ 6,566
State and local income taxes (net of federal
  benefit) ....................................     1,222        520        280
Non-deductible expenses .......................       140        619        761
R&E credit ....................................    (1,419)    (1,189)      (772)
Foreign income subject to a reduced
  rate of tax .................................      (968)    (2,970)    (2,016)
Other .........................................      (222)       177         78
                                                  -------    -------    -------
Income tax expense ............................   $ 6,705    $ 7,010    $ 4,897
                                                  =======    =======    =======

      The components of deferred income tax assets (liabilities) are as follows:

                                                              December 31,
                                                       ------------------------
                                                         1998             1999
                                                       -------          -------
                                                            (in thousands)

Capital loss carryforward ....................         $ 2,632          $ 2,698
R&E credit ...................................           3,278            2,379
Accrued amounts ..............................           2,422            2,193
                                                       -------          -------
                                                         8,332            7,270
Depreciation and amortization ................            (293)            (286)
                                                       -------          -------
                                                         8,039            6,984
Valuation allowance ..........................          (2,632)          (2,698)
                                                       -------          -------
                                                       $ 5,407          $ 4,286
                                                       =======          =======

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

      (1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K.

      (3) Exhibits

      Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10(a), (j), (k),
(l), (n), (q), (v), (w), (x), (y), (z), (aa), (bb), (cc), (dd), (ee) and (ff)
are management contracts, compensatory plans or arrangements.

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

   (p) Exclusive Distribution Agreement, dated as of November 9, 1992, between the Company and Ferring B.V. *(12)

   (q) Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(13)

   (r) Purchase and Supply Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources. *+(14)

   (s) Support Services Agreement, dated as of December 1, 1995, between Bio-Technology General Corp. and Quantum Health Resources.
               *+(14)

   (t) Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(15)

   (u) Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(15)

   (v) Employment Agreement, dated as of January 29, 1996, between Bio-Technology General Corp. and Ernest L. Kelly. *(14)

Exhibit No.    Description
-----------    -----------

   (w) Employment Agreement, dated as of April 24, 1995, between Bio-Technology General Corp. and William Pursley. *(16)

   (x) Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(13)

   (y)         Bio-Technology General Corp. 1998 Employee Stock Purchase
               Plan.*(17)

   (z) Employment Agreement, dated as of April 27, 1999, by and between Bio-Technology General Corp. and Virgil Thompson.*(18)

  (aa) Employment Agreement, dated as of July 23, 1999, by and between Bio-Technology General Corp. and Robert Shaw.*(19)

  (bb) Employment Agreement, dated as of January 23, 2000, by and between Bio-Technology General Corp., Bio-Technology General (Israel) Ltd. and Dov Kanner.

  (cc) Severance Agreement, dated as of April 26, 1996, by and between Bio-Technology General Corp. and Norman Barton.

  (dd) Employment Agreement, dated as of April 27, 1999, by and among Bio-Technology General Corp., Bio-Technology General (Israel) Ltd. and Eli Admoni.*(18)

  (ee) Second Amendment to Employment Agreement, dated as of June 9, 1999, between Bio-Technology General Corp. and Sim Fass.

  (ff) First Amendment to Employment Agreement, dated as of June 9, 1999, between Bio-Technology General Corp. and Virgil Thompson.

    21         Subsidiaries of Bio-Technology General Corp.+(20)

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

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

 (1)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1994.
 (2)  Company's Current Report on Form 8-K, dated October 7, 1998.

 (3)  Company's Annual Report on Form 10-K for the year ended December 31, 1991.
 (4)  Registration Statement on Form S-1 (File No. 2-84690).
 (5)  Company's Annual Report on Form 10-K for the year ended December 31, 1983.
 (6)  Registration Statement on Form S-1 (File No. 33-2597).
 (7)  Registration Statement on Form S-2 (File No. 33-12238).
 (8)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1987.
 (9)  Company's Annual Report on Form 10-K for the year ended December 31, 1988.
(10)  Company's Annual Report on Form 10-K for the year ended December 31, 1989.
(11)  Registration Statement on Form S-3 (File No. 33-39018).
(12)  Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(13)  Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(14)  Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(15)  Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(16)  Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1995.
(17)  Company's Registration Statement on Form S-8 (File No. 333-64541).
(18)  Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1999.
(19)  Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1999.
(20)  Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                       Bio-Technology General Corp.
                                        (Registrant)


                                       By: /s/ Sim Fass
                                           -------------------------------------
                                                (Sim Fass)
                                                Chairman of the Board and CEO

March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                  Date
---------                   -----                                  ----


/s/ Sim Fass                Chairman of the Board,            March 28, 2000
-----------------------     CEO and Director
(Sim Fass)                  (Principal Executive
                            Officer)

/s/ Herbert Conrad          Director                          March 28, 2000
-----------------------
(Herbert Conrad)


/s/ Carl Kaplan             Director                          March 28, 2000
-----------------------
(Carl Kaplan)


/s/ Allan Rosenfield        Director                          March 28, 2000
-----------------------
(Allan Rosenfield)


/s/ David Tendler           Director                          March 28, 2000
-----------------------
(David Tendler)

Signature                   Title                                  Date
---------                   -----                                  ----


/s/ Virgil Thompson         Director                          March 28, 2000
-----------------------
(Virgil Thompson)


/s/ Dan Tolkowsky           Director                          March 28, 2000
-----------------------
(Dan Tolkowsky)


                            Director                          March __, 2000
-----------------------
(Faye Wattleton)


/s/ Herbert Weissbach       Director                          March 28, 2000
-----------------------
(Herbert Weissbach)


/s/ Yehuda Sternlicht       Vice President-Finance            March 28, 2000
-----------------------     and Chief Financial Officer
(Yehuda Sternlicht)         (Principal Financial and
                            Accounting Officer)