Form 10-K/A
period 1999-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2000-04-28
CIK 722104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A


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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:


                                         YEAR FIRST                  PRINCIPAL OCCUPATION DURING
DIRECTOR                    AGE        BECAME DIRECTOR                   THE PAST FIVE YEARS
--------                    ---        ---------------               ---------------------------
Herbert Conrad               67             1993          Retired; President of Roche Pharmaceuticals
                                                                Division, Hoffmann-La Roche from
                                                                December 1981 until September 1993. (1)(2)

Sim Fass                     58             1983          Chairman of the Board since March 1997;
                                                                CEO of the Company since May 1984;
                                                                Treasurer of the Company since August 1983;
                                                                President of the Company and Bio-Technology
                                                                General (Israel) Ltd., the Company's wholly-
                                                                owned subsidiary ("BTG Israel"), from May
                                                                1984 to May 1999; Chief Operating Officer of
                                                                BTG Israel between August 1983 and May
                                                                1987. (1)(3)

Carl Kaplan                  61             1998          Senior Partner, Fulbright & Jaworski L.L.P.;  from
                                                                January 1969 to January 1, 1989, a partner of
                                                                Reavis & McGrath, which merged with
                                                                Fulbright & Jaworski effective January 1, 1989.
                                                                (1)(4)(5)

Allan Rosenfield             67             1997          Dean and DeLamar Professor, Mailman School of Public Health,
                                                                Columbia University, since 1986. (2)

David Tendler                62             1994          Partner, Tendler Beretz L.L.C. since January 1985;
                                                                Chairman of V.I. Technologies, Inc. (previously
                                                                Melville BioLogics Inc.) since February 1995;
                                                                Co-Chairman and Chief Executive Officer of
                                                                Phibro-Salomon, Inc. from May 1982 until
                                                                October 1984. (1)(2)(5)

Virgil Thompson              60             1994          President and Chief Operating Officer of the
                                                               Company since May 1999; President and Chief
                                                               Executive Officer of Cytel Corporation from
                                                               January 1996 to May 1999; President and Chief
                                                               Executive Officer of CIBUS Pharmaceutical,
                                                               Inc. from July 1994 until January 1996;
                                                               President 1991 through 1993, Chief Operating
                                                               Officer from 1990 to 1991 and Executive Vice
                                                               President from 1986 to 1991 of Syntex
                                                               Laboratories, Inc.




                                                YEAR FIRST                  PRINCIPAL OCCUPATION DURING
DIRECTOR                          AGE        BECAME DIRECTOR                    THE PAST FIVE YEARS
--------                          ---        ---------------                ---------------------------
Dan Tolkowsky                      79             1985          Venture capital investor; Partner, Adler & Tolkowsky Management
                                                                       Associates, the general partner of Athena Venture
                                                                       Partners L.P., a venture capital partnership, from
                                                                       May 1985 to September 1997; prior thereto,
                                                                       Vice Chairman and Managing Director of
                                                                       Discount Investment Corporation (Tel-Aviv);
                                                                       Chairman of  the Executive Committee of BTG
                                                                       Israel from 1983 through October 1989. (5)

Faye Wattleton                     56             1997          President of the Center for Gender Equality since
                                                                       1995; President of Planned Parenthood
                                                                       Federation of America, Inc. (New York) from
                                                                       1978 to 1992. (1)

Herbert Weissbach                  68             1997          Distinguished Research Professor, Department of
                                                                       Biological Sciences, Florida Atlantic University,
                                                                       since January 1997; prior thereto, Vice
                                                                       President, Hoffmann-LaRoche Inc. from 1983 to
                                                                       1996; Director, Roche Institute of Molecular
                                                                       Biology from 1983 to 1996.  (2)


-----------------------

(1)      Member of the Executive Committee of the Board of Directors.

(2)      Member of the Audit Committee of the Board of Directors.

(3) Pursuant to Dr. Fass' employment agreement with the Company, the Company has agreed to nominate Dr. Fass for election as a director during all periods when Dr. Fass serves as President and/or Chief Executive Officer of the Company. See "Item 11. Executive Compensation--Employment Agreements."

(4) Fulbright & Jaworski L.L.P. has rendered legal services to the Company in 1999 and 2000.

(5) Member of the Compensation and Stock Option Committee of the Board of Directors.

         Mr. Conrad is a director of Gensia Sicor Inc., Dura Pharmaceuticals, Inc. and Urocor Inc. Mr. Tendler is a director of V.I. Technologies, Inc. Mr. Thompson is a director of Cypros Pharmaceuticals Corp. and Aradigm Corporation. Ms. Wattleton is a director of Estee Lauder Companies and Quidel Corporation.

         On December 6, 1994, the Board reestablished the Executive Committee to exercise, to the extent authorized by law, all of the powers and authority of the Board in the management of the business and affairs of the Company. Messrs. Herbert Conrad, Sim Fass, Carl Kaplan and David Tendler and Ms. Faye Wattleton are the current members of the Executive Committee. During the fiscal year ended December 31, 1999, the Executive Committee held three meetings.

         In November 1989, the Board formed an Audit Committee which was established to review the internal accounting procedures of the Company and to consult with and review the Company's independent auditors and the services provided by such auditors. Messrs. Herbert Conrad, Allan Rosenfield, David Tendler and Herbert Weissbach are the current members of the Audit

Committee. During the fiscal year ended December 31, 1999, the Audit Committee held two meetings.

         In January 1990, the Board formed a Compensation Committee. In May 1990, the Board combined the Compensation Committee and the Stock Option Plan Committee to form the Compensation and Stock Option Committee to review compensation practices, to recommend compensation for executives and key employees, and to administer the Company's stock option plans. Messrs. Carl Kaplan, David Tendler and Dan Tolkowsky are the current members of the Compensation and Stock Option Committee. During the fiscal year ended December 31, 1999, the Compensation and Stock Option Committee held two meetings and acted three times by unanimous consent in lieu of a meeting.

         During the fiscal year ended December 31, 1999, the Board of Directors held six meetings. Each director attended at least 75% of the meetings of the Board of Directors held when he or she was a director and of all committees of the Board of Directors on which he or she served.

COMPENSATION OF DIRECTORS

                  The Company's non-employee directors are paid $10,000 annually in shares of the Company's Common Stock pursuant to the Company's Stock Compensation Plan for Outside Directors and $15,000 per annum in cash, payable quarterly. In addition, non-employee members of the Executive Committee are paid $5,000 per annum in cash, payable quarterly, and non-employee members of the Audit Committee and the Compensation and Stock Option Committee receive $1,000 for each committee meeting attended if not held on the same day as a meeting of the Board of Directors. All directors are reimbursed for their expenses in connection with attending meetings of the Company's Board. In addition, the Company pays each director who attends the Company's research and development meetings a fee of $1,500 per day. Upon becoming a director of the Company, non-employee directors also receive a one time grant of options to purchase 20,000 shares of the Company's Common Stock pursuant to the Company's 1992 Stock Option Plan for Outside Directors. In addition, each non-employee director receives an option to purchase 7,500 shares of Common Stock each year upon re-election as a director pursuant to the Company's Stock Option Plan for Non-Employee Directors.

                  STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. Pursuant to the Company's 1997 Stock Option Plan for Non-Employee Directors (the "1997 Directors Option Plan"), each non-employee director will receive an option to purchase 7,500 shares of Common Stock each year upon re-election as a director. The option exercise price per share of Common Stock will be the Fair Market Value (as defined in the 1997 Directors Option Plan) of the Common Stock subject to the option on the date that the option is granted. Options granted under the 1997 Directors Option Plan have a term of ten years from the date the option is granted, subject to earlier termination upon such person ceasing to be a director. A total of 500,000 shares of Common Stock have been reserved for issuance under the 1997 Directors Option Plan.

                  In general, options become exercisable in four equal installments on the six month and first, second and third anniversaries of the date of grant. In the event a director ceases to be a director of the Company for any reason, such person may exercise the option, to the extent exercisable at the time he or she ceases to be a director of the Company, within six months after the date he or she ceases to be a director of the Company (one year if he or she ceases to be a director of the Company by reason of death). Options may not be transferred during the lifetime of an optionee. The 1997 Directors Option Plan provides that the options will become immediately exercisable in full upon a "Change in Control" (as defined in the 1997 Directors Option Plan) of the Company.

                  Pursuant to the 1997 Directors Option Plan, on June 9, 1999, Messrs. Conrad, Kaplan, Rosenfield, Tendler, Tolkowsky and Weissbach and Ms. Wattleton, who were re-elected directors of the Company at the 1999 Annual Meeting of Stockholders, each received an option to purchase 7,500 shares of the Company's Common Stock at a per share exercise price of $7.40625.

                  STOCK OPTION PLAN FOR OUTSIDE DIRECTORS. Pursuant to the Company's 1992 Stock Option Plan for Outside Directors (the "1992 Directors Plan"), each person who is neither an officer nor employee of the Company or its subsidiaries and who is elected or appointed a director of the Company (the "New Director") automatically receives on the date of his initial election or appointment to the Company's Board (the "Grant Date") an option to purchase 20,000 shares of the Company's Common Stock (the "Option") at a per share exercise price equal to the Fair Market Value (as defined in the 1992 Directors
Plan) of the Company's Common Stock on the Grant Date.

                  Options issued under the 1992 Directors Plan may be exercised as to 5,000 shares on the date which is six months and one day after the Grant Date and an additional 5,000 shares on each of the three successive anniversaries of the Grant Date. In the event that a New Director ceases to be a director of the Company, such person may exercise any portion of the Option that is exercisable by him at the time he ceases to be a director of the Company, but only to the extent such Option is exercisable as of such date, within six months after the date he ceases to be a director of the Company. However, in the event a "Change of Control of the Corporation" (as defined in the 1992 Directors Plan) shall occur, all options granted under the 1992 Directors Plan which are outstanding at the time a Change of Control of the Corporation occurs shall immediately become exercisable. Options granted under the 1992 Directors Plan have a term of ten years from the Grant Date and are not "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

                  Mr. Herbert J. Conrad, who was elected a director of the Company on October 14, 1993, was automatically granted an Option at a per share price of $5.8125. Mr. David Tendler and Mr. Virgil Thompson, who were elected as directors of the Company on June 2, 1994, were each automatically granted an Option at a per share exercise price of $2.9375. Ms. Wattleton and Messrs. Rosenfield and Weissbach, who were elected directors of the Company on June 18, 1997, were each automatically granted an Option at a per share exercise price of $13.9375. Mr. Carl E. Kaplan, who was elected a director of the Company on June 17, 1998, was automatically granted an Option at a per share price of $7.91.

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

                  The Compensation Plan allows any Outside Director to defer the issuance and delivery of the Company's Common Stock awarded under the Compensation Plan until the termination of his services on the Company's Board or such other time as the Company's Board may determine. The Company entered into a deferral agreement with Virgil Thompson in June 1994 and Herbert Weissbach in June 1997 (the "Deferral Agreements") pursuant to which the issuance and delivery of the Company's Common Stock to be awarded to each of Mr. Thompson and Mr. Weissbach under the Compensation Plan has been deferred until after the date he ceases to be a member of the Company's Board; provided, however, that any shares of the Company's Common Stock, the issuance of which was deferred, will be issued to Mr. Thompson and Mr. Weissbach at the time of a change in ownership or effective control of the Company or a change in ownership of a substantial portion of the Company's assets, as defined in the Code, except that in determining whether there is a change in effective control by reason of a stock acquisition, there must be an acquisition of stock possessing at least 40% (as opposed to the 20% requirement set forth in the Code) of the total voting power of the Company's Common Stock. As a result of Mr. Thompson's appointment as President and Chief Operating Officer of the Company in May 1999, Mr. Thompson is no longer eligible, whether by deferral or otherwise, to receive any future awards of shares of the Company's Common Stock issued under the Compensation Plan other than those shares already accumulated pursuant to the terms of his Deferral Agreement.

                  During the 1999 fiscal year, each Outside Director eligible to receive shares under the Compensation Plan received 418 shares of the Company's Common Stock on March 31, 1999, 384 shares of the Company's Common Stock on June 30, 1999, 260 shares of the Company's Common Stock on September 30, 1999 and 163 shares of the Company's Common Stock on December 31, 1999. On March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the Fair Market Value of the Company's Common Stock was $5.96875, $6.50, $9.59375 and $15.25,
respectively. Each of Messrs. Herbert Conrad, Carl Kaplan, Allan Rosenfield, David Tendler and Dan Tolkowsky and Ms. Faye Wattleton received an aggregate of 1,225 shares of the Company's Common Stock under the Compensation Plan for their services as director during the 1999 fiscal year. On March 31, 2000, each of Ms. Wattleton and Messrs. Conrad, Kaplan, Rosenfield, Tendler and Tolkowsky received 161 shares of the Company's Common Stock under the Compensation Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except Faye Wattleton failed to file two Forms 4 on a timely basis and each of Marian Gorecki, Norman Barton and Eli Admoni (who served as an executive officer from May 1999 through November 1999) failed to file one Form 4 on a timely basis.

EXECUTIVE OFFICERS

         See "Item 1. Business-Executive Officers of the Company."

ITEM 11.          EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for such period in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE


                                                                                                 LONG TERM            ALL OTHER
                                                                 ANNUAL COMPENSATION            COMPENSATION        COMPENSATION(1)
                                                                 -------------------            ------------        ---------------

                                          FISCAL
NAME AND PRINCIPAL POSITION(2)             YEAR               SALARY($)        BONUS($)(3)        OPTIONS(#)
------------------------------             ----               ---------        -----------        ----------
Sim Fass...............................    1999               $372,500          $150,000            150,000                $5,000
  Chairman of the Board                    1998                347,500           125,000            200,000                 5,000
  and Chief Executive Officer              1997                321,000           125,000            150,000                 4,750

Virgil Thompson........................    1999                212,308                 -            200,000                 3,125
  President and Chief Operating            1998                      -                 -                  -                     -
  Officer(4)                               1997                      -                 -                  -                     -

Marian Gorecki.........................    1999                236,384            90,000            102,000                     -
  Senior Vice President -                  1998                209,388            80,000            150,000                     -
  Chief Technical Officer                  1997                189,363            65,000             75,000                     -



Norman Barton..........................    1999                206,250            60,000             79,500                 5,000
  Senior Vice President -                  1998                193,150            50,000             85,000                 5,000
  Chief Medical Officer                    1997                166,400            40,000             35,000                 4,750

Ernest Kelly...........................    1999                205,250            60,000             59,800                 5,000
  Senior Vice President -                  1998                192,504            50,000             40,000                 5,000
  Quality Assurance, Quality               1997                182,250            65,000             50,000                 4,750
  Control and Regulatory Affairs


---------------------------------

(1) Pursuant to the SEC's rules on executive compensation disclosure, "All Other Compensation" does not include perquisites because the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) 10 percent of the combined salary and bonus for such person in each such year. Amount included represents the Company's matching contribution pursuant to its 401(k) defined contribution plan.

(2) Each of the Named Executive Officers is a party to an employment agreement with the Company. See "--Employment Agreements."

(3)  Bonuses paid during a fiscal year are for the prior fiscal year.

(4) Mr. Thompson joined the Company as President and Chief Operating Officer effective May 3, 1999. Does not include compensation received by Mr. Thompson as a director of the Company prior to May 3, 1999. See"Item 10. Directors and Executive Officers of the Registrant -Directors -Compensation of Directors."

The following table sets forth information with respect to option grants in 1999 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                                    % OF TOTAL                                               ANNUAL RATES OF
                                 NUMBER OF            OPTIONS                                                  STOCK PRICE
                                 SECURITIES         GRANTED TO                                               APPRECIATION FOR
                                 UNDERLYING        EMPLOYEES IN        EXERCISE OR                           OPTION TERM (3)
                                  OPTIONS           FISCAL YEAR        BASE PRICE       EXPIRATION       -----------------------
NAME                           GRANTED(#)(1)            (2)              ($/SH)            DATE           5% ($)          10% ($)
----                           -------------           -----            --------          -----          -------         --------
Sim Fass...................          150,000           5.6%              $7.406          06/09/09         $698,639      $1,770,489
Virgil Thompson............          200,000           7.4                7.250          05/03/09          911,897       2,310,920
Marian Gorecki.............           22,000           0.8                5.938          06/09/09           82,156         208,200
                                      80,000           3.0                7.406          06/09/09          372,607         944,261
Norman Barton..............           19,500           0.7                5.938          04/01/09           72,820         184,541
                                      60,000           2.2                7.406          06/09/09          279,456         708,195
Ernest Kelly...............           19,800           0.7                5.938          04/01/09           73,941         187,380
                                      40,000           1.5                7.406          06/09/09          186,304         472,130



-----------------------

(1) Options generally vest in four equal annual installments commencing on the first anniversary date of the grant; however, options granted under the Company's 1992 Stock Option Plan and certain other options become immediately exercisable upon a change in control of the Company. In addition, the options having an exercise price of $5.938 per share vest on April 1, 2001.

(2) Based upon options to purchase 2,699,500 shares granted to all employees in 1999.

(3) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. The 5% rate of appreciation over the 10-year option term of each of the $5.938 stock price, the $7.250 stock price and the $7.406 stock price on each date of grant would result in a stock price of $9.67, $11.81 and $12.06, respectively. The 10% rate of appreciation over the 10-year option term of each of the $5.938 stock price, the $7.250 stock price and the $7.406 stock price on each date of grant would result in a stock price of $15.40, $18.80 and $19.21, respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

              The following table sets forth information with respect to (i) stock options exercised in 1999 by the Named Executive Officers and (ii) unexercised stock options held by such individuals at December 31, 1999.


                           AGGREGATED OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                       NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED,
                                                                       OPTIONS HELD AT FISCAL           IN-THE-MONEY OPTIONS AT
                                        SHARES                                YEAR END                   FISCAL YEAR END ($)(1)
                                     ACQUIRED ON       VALUE        ------------------------------   ----------------------------
               NAME                  EXERCISE (#)   REALIZED ($)    EXERCISABLE      UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
               ----                  ------------   ------------    -----------      -------------   -----------    -------------
Sim Fass .........................             --             --        535,000           397,500      $4,350,125      $2,572,950

Virgil Thompson...................             --             --         29,375           205,625         280,234       1,629,766

Marian Gorecki (2)................        130,100        842,184        141,150           265,750       1,593,956       1,836,490

Ernest Kelly......................             --             --         80,000           129,800         460,294         875,319

Norman Barton ....................             --             --         83,750           175,750         557,481       1,281,593


---------------------

(1) Based on a closing stock price of the Company's Common Stock on December 31, 1999 of $15.25.

(2) During 1999, Dr. Gorecki exercised options to purchase 45,000, 30,100, 47,500 and 7,500 shares at an exercise price of $3.00, $3.50, $4.25 and $4.44, respectively. The closing price of the Company's Common Stock on the dates of exercise ranged from $6.875 to $11.3125. Dr. Gorecki has sold all of these shares.


EMPLOYMENT AGREEMENTS

         The Company and Sim Fass entered into an employment agreement dated as of January 1, 1990 (the "Fass Agreement") pursuant to which Dr. Fass has served as President (through May 3, 1999) and Chief Executive Officer of the Company. At January 1, 2000, the Fass Agreement was automatically renewed for another two year period, and will automatically be renewed for successive two year periods thereafter unless either party gives the other notice of nonrenewal. The Fass Agreement also provides that the Company will nominate Dr. Fass for election as a director during all periods when he serves as President and/or Chief Executive Officer of the Company. For his services, Dr. Fass is currently entitled to an annual salary of $385,000, with bonuses to be determined at the discretion of the Company's Board. In the event Dr. Fass' employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company shall fail to renew the Fass Agreement at any time within two years following a "Change in Control of the Company," the Company shall pay Dr. Fass, for a period equal to the longer of (1) the remaining term of the Fass Agreement or (2) one year (such period being hereinafter referred to as the "Fass Severance Period") a monthly payment equal to the sum of (a) 1/12 of Dr. Fass' salary at the time of such termination and (b) 1/12 of Dr. Fass' most recently declared bonus, which amount shall be in lieu of any and all other payments due and owing to Dr. Fass under the terms of the Fass Agreement. During the Fass Severance Period, the Company shall continue to provide Dr. Fass with health, life and disability insurance. In the event the Company elects not to renew the Fass Agreement other than within two years following a "Change in Control of the Company," the Company is obligated to pay Dr. Fass a severance payment equal to the sum of one month's salary plus 1/12 of his most recently declared bonus for each year Dr. Fass has been employed by the Company.

         Pursuant to the Fass Agreement, all options granted or to be granted to Dr. Fass under any Company stock option plan shall become immediately exercisable and all restrictions against disposition, if any, which have not otherwise lapsed shall immediately lapse if (i) Dr. Fass' employment with the Company is terminated upon a determination by the Company's Board that the performance of his duties has not been fully satisfactory for any reason that would not constitute "justifiable cause" (as defined in the Fass Agreement),
(ii) Dr. Fass dies or is disabled (as defined in the Fass Agreement) while employed by the Company, (iii) Dr. Fass is not nominated by the Company for re-election to the Company's Board, other than for justifiable cause, (iv) there shall occur a material reduction in Dr. Fass' duties, other than for justifiable cause, or (v) any event constituting a "Change in Control of the Company" shall occur while Dr. Fass is employed by the Company.

         For purposes of the Fass Agreement, the Gorecki Agreement (as described below) and the Thompson Agreement (as described below), a "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company shall approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange
Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

         BTG Israel and Marian Gorecki entered into an employment agreement dated as of September 5, 1990 (the "Gorecki Agreement") pursuant to which Dr. Gorecki serves as Senior Vice President and Chief Technical Officer of the Company. Dr. Gorecki also began to serve as General Manager of BTG Israel effective May 1, 1998. At September 5, 1998, the Gorecki Agreement was automatically renewed for an additional two year period, and the Gorecki Agreement provides that it automatically will be renewed for successive two year periods unless either party gives the other notice of nonrenewal. For his services, Dr. Gorecki is currently entitled to an annual salary of $235,000 and to bonuses to be determined at the discretion of the Company's Board. In the event that Dr. Gorecki's employment is terminated by BTG Israel at any time for any reason other than justifiable cause, disability or death, or BTG Israel shall fail to renew the Gorecki Agreement at any time within two years following a "Change in Control of the Company," BTG Israel is obligated to pay Dr. Gorecki an amount equal to the greater of (i) one year's salary plus Dr. Gorecki's most recent bonus, if any, or (ii) the product of one month's salary plus 1/12 of Dr. Gorecki's most recently declared bonus multiplied by the number of years Dr. Gorecki has been employed by BTG Israel.

         The Company and Ernest Kelly entered into an employment agreement dated as of January 29, 1996 (the "Kelly Agreement") pursuant to which Mr. Kelly serves as Senior Vice President--Quality Assurance of the Company. At January 29, 2000, the Kelly Agreement was automatically renewed for an additional two year period. For his services, Mr. Kelly is currently entitled to an annual salary of $212,500 and to bonuses to be determined at the discretion of the Company's Board. In connection with the commencement of his employment with the Company, Mr. Kelly was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $7.1875 per share, the fair market value on the date of grant. Such options become exercisable in four annual installments of 12,500 shares each. In the event that Mr. Kelly's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or the Company shall fail to renew the Kelly Agreement, the Company is obligated to pay Mr. Kelly an amount equal to his then annual salary, payable bi-weekly in equal installments.

         The Company and Norman Barton entered into a severance agreement dated as of April 26, 1996 (the "Barton Agreement"). In March 1998, Dr. Barton was appointed Senior Vice President- Chief Medical Officer of the Company; prior thereto, Dr. Barton served as Vice President-Medical Affairs of the Company. For his services, Dr. Barton is currently entitled to an annual salary of $217,500 and to bonuses to be determined at the discretion of the Company's Board. In connection with his appointment to Senior Vice President-Chief Medical Officer, Dr. Barton was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $7.875 per share, the fair market value on the date of grant. Pursuant to the terms of the Barton Agreement, in the event that Dr. Barton's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, the Company is obligated to pay Dr. Barton an amount equal to his then annual salary, payable bi-weekly in equal installments.

         The Company and Virgil Thompson entered into an employment agreement dated as of April 27, 1999 (the "Thompson Agreement") pursuant to which Mr. Thompson serves as President and Chief Operating Officer of the Company. The Thompson Agreement has an initial term of two years from May 3, 1999, and will thereafter automatically be renewed for successive two year periods unless either party gives notice of nonrenewal. For his services, Mr. Thompson is currently entitled to an annual salary of $320,000, with bonuses to be determined at the discretion of the Company's Board. In the event Mr. Thompson's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or in the event the Company shall fail to renew the Thompson Agreement at any time within two years following a "Change in Control of the Company," the Company shall pay to Mr. Thompson a severance payment in an amount equal to the greater of (i) one year's salary plus
Mr. Thompson's most recent bonus, if any, or (ii) the product of one month's salary plus 1/12 of Mr. Thompson's most recently declared bonus multiplied by the number of years Mr. Thompson was employed by the Company, payable bi-weekly in equal installments, which amount shall be in lieu of any and all other payments due and owing to Mr. Thompson under the terms of the Thompson Agreement. In connection with the commencement of his employment with the Company, Mr. Thompson was granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $7.25 per share, the fair market value on the date of the grant. Such options become exercisable in four annual installments of 50,000 shares each; however fifty percent of these options which are not then exercisable shall become exercisable in the event Mr. Thompson's employment is terminated for any reason other than justifiable cause, disability or death.

         The Company and Robert Shaw entered into an Employment Agreement dated as of July 23, 1999 (the "Shaw Agreement") pursuant to which Mr. Shaw serves as Senior Vice President and General Counsel. The Shaw Agreement has an initial term of two years from July 23, 1999 and will thereafter automatically be renewed for successive two-year periods unless either party gives notice of non-renewal. For his services, Mr. Shaw is currently entitled to an annual salary of $210,000, with bonuses to be determined at the discretion of the Company's Board. In the event Mr. Shaw's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or in the event the Company shall fail to renew the Shaw Agreement, the Company shall pay Mr. Shaw a severance payment equal to his then current salary plus the amount of his last bonus and Mr. Shaw shall have the right to exercise any options exercisable as of the date of termination for a six month period following the termination date. For a twelve month period following the termination date Mr. Shaw shall continue to participate in the Company's 401(k) plan and in the Company's health, dental, life and disability insurance programs.

     The Company, BTG Israel and Dov Kanner entered into an Employment Agreement dated as of January 23, 2000 (the "Kanner Agreement") pursuant to which Mr. Kanner serves as Senior Vice President of the Company and General Manager of BTG Israel. The Kanner Agreement has an initial term of two years and will thereafter automatically be renewed for successive two-year periods unless either party gives notice of non-renewal. For his services Mr. Kanner is currently entitled to receive an annual salary of $180,000, with bonuses to be determined at the discretion of the Company's Board. In the event Mr. Kanner's employment is terminated by the Company at any time for any reason other than justifiable cause, disability or death, or in the event the Company shall fail to renew the Kanner Agreement, the Company shall pay Mr. Kanner a severance payment equal to the greater of (i) one year's salary plus Mr. Kanner's most recent bonus, (ii) the product on one month's salary plus 1/12 of Mr. Kanner's most recently declared bonus multiplied by the number of years Mr. Kanner has been employed by the Company or (iii) the amounts Mr. Kanner is entitled to receive under applicable law. Such severance payment will be reduced by any payments received though Israeli directors insurance and other similar programs. In connection with Mr. Kanner assuming these new positions, he was granted options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $15.063 per share, the fair market value on the date of the grant. Such options shall become exercisable in four annual installments of 25,000 shares each.

ITEM 12.      BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information as of March 31, 2000 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all current directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.


                                                       AMOUNT AND NATURE OF BENEFICIAL            PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                  OWNERSHIP OF COMMON STOCK                COMMON STOCK
------------------------                                 ---------------------------              -------------
Norman Barton....................................                   36,250 (1)                          *
Herbert Conrad...................................                   15,306 (2)                          *
Sim Fass.........................................                  624,563 (3)                         1.1%
Marian Gorecki...................................                  108,650 (4)                          *
Carl E. Kaplan...................................                   17,498 (5)                          *
Ernest Kelly.....................................                   73,161 (6)                          *
Allan Rosenfield.................................                   23,792 (7)                          *
David Tendler....................................                   41,415 (8)                          *
Virgil Thompson..................................                   81,214 (9)                          *
Dan Tolkowsky....................................                   68,114 (10)                         *
Faye Wattleton...................................                   22,222 (11)                         *
Herbert Weissbach................................                   20,625 (12)                         *
All directors and executive officers
  as a group (15 persons)........................                1,231,771 (13)                        2.2%


-----------------

*       Represents less than one percent of the Company's Common Stock.

        (1) Consists of 36,250 shares which may be acquired through the exercise of stock options. Does not include 157,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (2) Includes 11,250 shares which may be acquired through the exercise of stock options. Does not include 11,250 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (3) Includes 535,000 shares which may be acquired through the exercise of stock options. Does not include 397,500 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (4) Consists of 108,650 shares which may be acquired through the exercise of stock options. Does not include 265,750 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (5) Includes 11,875 shares which may be acquired through the exercise of stock options. Does not include 15,625 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (6) Includes 72,500 shares which may be acquired through the exercise of stock options. Does not include 117,300 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (7) Includes 20,625 shares which may be acquired through the exercise of stock options. Does not include 14,375 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (8) Includes 31,250 shares which may be acquired through the exercise of stock options. Does not include 11,250 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (9) Includes 79,375 shares which may be acquired through the exercise of stock options. Does not include 155,625 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (10) Includes 11,250 shares which may be acquired through the exercise of stock options. Does not include 11,250 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (11) Includes 20,625 shares which may be acquired through the exercise of stock options. Does not include 14,375 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (12) Consists of 20,625 shares of Common Stock which may be acquired through the exercise of stock options. Does not include 14,375 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

        (13) Includes 1,054,153 shares of Common Stock which may be acquired through the exercise of stock options. Does not include 1,568,056 shares of common stock issuable upon the exercise of options which are not exercisable within 60 days of March 31, 2000.

 ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        BTG Israel entered into a consulting agreement effective April 1999 with Dr. Lawrence Weissbach, the son of Herbert Weissbach, a director of the Company. The agreement provides for Dr. L. Weissbach to act as a consultant to BTG Israel's research and development department for a term of three years in connection with a discovery made by Dr. L. Weissbach and several others. The Company has entered into an exclusive license agreement and a research agreement with Massachusetts General Hospital relating to the commercialization of this discovery. Dr. L. Weissbach will receive compensation of $50,000 per contract year for his services.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Bio-Technology General Corp.

                                          By:  /s/ SIM FASS
                                             ----------------------------
                                             Name:  Sim Fass
                                             Title: Chairman and CEO



April 27, 2000