Form 10-Q
period 2000-03-31
BIO TECHNOLOGY GENERAL CORP
filed 2000-05-15
CIK 722104

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH  31, 2000

Commission File Number 0-15313

                          BIO-TECHNOLOGY GENERAL CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-3033811
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

Common Stock, par value $.01 per share, outstanding as of May 5, 2000:
54,412,340

                                      INDEX

                                                                                                PAGE
                                                                                                ----
Part I.   Financial Information

    Item 1.    Financial Statements:

               Consolidated Balance Sheets at
                 March 31, 2000 and December 31, 1999.............................................3

               Consolidated Statements of Operations
                 for the three months ended
                 March 31, 2000 and 1999..........................................................4

               Consolidated Statement of Changes in
                 Stockholders' Equity for the three
                 months ended March 31, 2000......................................................5

               Consolidated Statements of Cash Flows
                 for the three months ended
                 March 31, 2000 and 1999..........................................................6

               Notes to Consolidated Financial Statements.........................................7

    Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations....................................................................8

Part II.  Other Information

    Item 5.    Other Information.................................................................15

    Item 6.    Exhibits and Reports on Form 8-K..................................................15

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   March 31, 2000      December 31, 1999
                                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $ 32,537            $ 18,703
  Short-term investments                                                68,473              68,547
  Accounts receivable                                                   27,959              37,504
  Inventories                                                            9,336               8,624
  Deferred income taxes                                                  4,289               4,286
  Prepaid expenses and other current assets                              1,776                 220
                                                                      --------            --------
    Total current assets                                               144,370             137,884

Account receivable                                                       2,443               2,443
Severance pay funded                                                     2,460               2,369
Property and equipment, net                                             20,000              18,938
Other assets                                                             3,060               3,011
                                                                      --------            --------
    Total assets                                                      $172,333            $164,645
                                                                      ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans                                               $    433            $     20
  Accounts payable                                                       4,723               7,257
  Other current liabilities                                             12,900              11,151
                                                                      --------            --------
    Total current liabilities                                           18,056              18,428
                                                                      --------            --------
Long-term liabilities                                                    4,635               4,333
                                                                      --------            --------

Stockholders' equity:
  Preferred stock - $.01 par value; 4,000,000
    shares authorized; no shares issued                                     --                  --
  Common stock - $.01 par value; 150,000,000 shares
    authorized; issued: 54,301,000 (53,280,000 at
    December 31, 1999)                                                     543                 533
  Capital in excess of par value                                       175,035             168,743
  Deficit                                                              (21,049)            (22,534)
  Less - treasury stock at cost, 83,000 shares                            (340)               (340)
 Accumulated other comprehensive income                                 (4,547)             (4,518)
                                                                      --------            --------
    Total stockholders' equity                                         149,642             141,884
                                                                      --------            --------
    Total liabilities and stockholders' equity                        $172,333            $164,645
                                                                      ========            ========

The accompanying notes are an integral part of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (in thousands except per share data)

                                                                           Three Months Ended
                                                                                March 31,
----------------------------------------------------------------------------------------------------
                                                                       2000                   1999
                                                                     --------               --------
----------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                                      $ 12,507               $ 15,867
  Contract fees                                                         2,475                  2,906
  Royalties                                                               635                     36
  Other revenues                                                          432                    461
  Interest income                                                       1,351                    958
                                                                     --------               --------
                                                                       17,400                 20,228
                                                                     --------               --------

Expenses:
  Research and development                                              5,397                  4,618
  Cost of product sales                                                 2,336                  2,254
  General and administrative                                            3,446                  2,664
  Marketing and sales                                                   3,256                  4,559
  Commissions and royalties                                               654                    321
  Interest and finance                                                     30                      3
                                                                     --------               --------
                                                                       15,119                 14,419
                                                                     --------               --------

Income before income taxes                                              2,281                  5,809

Income taxes                                                              796                  1,803
                                                                     --------               --------

Net income                                                           $  1,485               $  4,006
                                                                     ========               ========

Earnings per common share:
 Basic                                                                  $0.03                  $0.08
                                                                     ========               ========
 Diluted                                                                $0.03                  $0.08
                                                                     ========               ========

Weighted average number of common and common equivalent shares:
 Basic                                                                 53,748                 51,940
                                                                     ========               ========
 Diluted                                                               57,373                 52,652
                                                                     ========               ========





The accompanying notes are an integral part of these consolidated statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                         Common Stock                                                Accumulated
                                        --------------      Capital in                                  Other           Total
                                                 Par        Excess of                   Treasury    Comprehensive    Stockholders'
                                        Shares   Value      Par Value       Deficit       Stock        Income           Equity
                                                                                                       (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              53,280    $533       $168,743      $(22,534)      $(340)      $(4,518)          $141,884
Comprehensive income:
   Net income for three months
     ended March 31, 2000                                                     1,485                                        1,485
   Unrealized loss on marketable
     securities, net                                                                                      (29)               (29)
                                                                                                                        --------
Total comprehensive income:                                                                                                1,456
                                                                                                                        --------
Issuance of common stock                    70       1            380                                                        381
Exercise of stock options                  951       9          5,912                                                      5,921
                                        ------    ----       --------      --------       -----       -------           --------
Balance, March 31, 2000                 54,301    $543       $175,035      $(21,049)      $(340)      $(4,547)          $149,642
                                        ======    ====       ========      ========       =====       =======           ========


The accompanying notes are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                         -------------------------
                                                                                            2000            1999
                                                                                            ----            ----
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                               $ 1,485        $  4,006

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            728             825
      Provision for severance pay                                                              302             144
      Loss on sales of short-term investments                                                  260              16
      Gain on sales of fixed assets                                                            (12)             (7)
      Deferred income taxes                                                                    733           1,455
      Common stock as payment for services                                                      15              15
      Changes in: receivables                                                                9,545          19,636
                  inventories                                                                 (712)         (1,150)
                  prepaid expenses and other current assets                                 (1,559)           (116)
                  accounts payable                                                          (3,267)           (380)
                  other assets                                                                (251)             20
                  other current liabilities                                                  2,162             148
                                                                                           -------        ---------
  Net cash provided by operating activities                                                  9,429           24,612
                                                                                           -------        ---------
Cash flows from investing activities:
  Short-term investments                                                                    (6,662)         (31,386)
  Capital expenditures                                                                      (1,616)            (588)
  Severance pay funded                                                                         (91)             (53)
  Proceeds from sales of fixed assets                                                           40               30
  Proceeds from sales of short-
   term investments                                                                          6,447            5,026
                                                                                           -------        ---------
 Net cash used in investing activities                                                      (1,882)         (26,971)
                                                                                           -------        ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock upon exercise
   of options                                                                                6,287              669
                                                                                           -------        ---------
Net increase (decrease) in cash and cash equivalents                                        13,834           (1,690)
Cash and cash equivalents at beginning of year                                              18,703            9,431
                                                                                           -------        ---------
Cash and cash equivalents at end of period                                                 $32,537        $   7,741
                                                                                           =======        =========
SUPPLEMENTARY INFORMATION
Other information:
  Income tax paid                                                                          $    --        $     344

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: STATEMENT ON ADJUSTMENTS

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 2000
                 compared with three months ended March 31, 1999

STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; INTRODUCTIONS AND ADVANCEMENTS IN DEVELOPMENT OF PRODUCTS, AND PLANS AND OBJECTIVES RELATED THERETO; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXPECTATIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD- LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES AND DELAYS IN PRODUCT DEVELOPMENT PLANS AND SCHEDULES, CHANGES AND DELAYS IN PRODUCT APPROVAL AND INTRODUCTION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, CHANGES IN PRICING OR OTHER ACTIONS BY COMPETITORS, PATENTS OWNED BY THE COMPANY AND ITS COMPETITORS, CHANGES IN HEALTHCARE REIMBURSEMENT, RISK OF OPERATIONS IN ISRAEL, RISK OF PRODUCT LIABILITY, GOVERNMENTAL REGULATION, DEPENDENCE ON THIRD PARTIES TO MANUFACTURE PRODUCTS AND COMMERCIALIZE PRODUCTS, GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

                  The Company was founded in 1980 to develop, manufacture and market novel therapeutic products. The Company's overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at the Company's headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of the Company's genetically engineered and fermentation products are primarily carried out through its wholly owned subsidiary in Rehovot, Israel.

RESULTS OF OPERATIONS

                  The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company's statement of operations.

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -----------------------
                                                      2000               1999
                                                      ----               ----
Revenues:
  Product sales                                       71.9%              78.4%

  Contract fees                                       14.2               14.4

  Royalties                                            3.6                0.2

  Other revenues                                       2.5                2.3

  Interest income                                      7.8                4.7
                                                     -----              -----

         Total                                       100.0%             100.0%
                                                     =====              =====
Expenses:

  Research and development                            31.0               22.8

  Cost of product sales                               13.4               11.1

  General and administrative                          19.8               13.2

  Marketing and sales                                 18.7               22.6

  Commissions and royalties                            3.8                1.6

  Interest and finance                                 0.2                0.0
                                                     -----              -----

         Total                                        86.9               71.3
                                                     -----              -----

Income before income taxes                            13.1               28.7

Income taxes                                           4.6                8.9
                                                     -----              -----

Net income                                             8.5%              19.8%
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

                  The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                           2000                1999
                                                           ----                ----
  Oxandrin                                                 40.1%               42.4%

  Bio-Tropin                                               31.7                31.7

  BioLon                                                   14.7                14.6

  Delatestryl                                              12.7                 9.9

  Other                                                     0.8                 1.4
                                                          -----               -----
         Total                                            100.0%              100.0%
                                                          =====               =====

The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

                  As previously announced, in April 1999 Gentiva Health Services, Inc. ("Gentiva"), BTG's distributor for Oxandrin, began to reduce its purchases of Oxandrin in order to reduce the amount of Oxandrin inventory it carried as a result of a slowing in the rate of increase of Oxandrin prescriptions. The Company expects during 2000 to introduce Oxandrin to address involuntary weight loss in patients with pressure ulcers and wounds. Successful penetration of this new market could lead to a more rapid rate of Oxandrin prescription growth.

                  The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                           2000                1999
                                                           ----                ----
  United States                                            53.2%               51.9%

  International                                            46.8                48.1
                                                          -----               -----

        Total                                             100.0%              100.0%
                                                          =====               =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                  REVENUES. Total revenues decreased 14% in the first quarter of 2000 to $17,400,000 from $20,228,000 in the first quarter of 1999. Product sales decreased by $3,360,000, or 21%, in the first quarter of 2000 from the comparable prior period. Oxandrin sales to Gentiva Health Services Inc. ("Gentiva"), the Company's wholesale and retail distributor of Oxandrin in the United States, decreased $1,721,000, or 26%, in the first quarter of 2000 compared to the first quarter of 1999 despite the fact that end user sales were approximately $9.6 million in the three months ended March 31, 2000 as compared to approximately $8.2 million in the comparable period in 1999. The decrease in sales to Gentiva was primarily due to Gentiva's change in policy in April 1999 to reduce the amount of Oxandrin inventory it carries. Product sales of hGH and BioLon decreased $1,072,000, and $480,000, or 21% and 21%, respectively. The decrease in sales of hGH was primarily the result of the timing of purchases by BTG's distribution partners.

                  Contract fees are primarily generated from licensing and distribution arrangements. Contract fees represented approximately 14.2% of total revenues in the first quarter of 2000 compared to 14.4% in the first quarter of 1999. Of the contract fees earned in the first quarter of 2000, $1,475,000, $450,000 and $250,000, or 60%, 18% and 10% of total contract fees, respectively, was earned in respect of the Company's Hepatitis-B- Vaccine, Oxandrin and BioLon products, respectively. Of the contract fees earned in the first quarter of 1999, $2,596,000, or 89% of total contract fees, was earned in respect of Insulin and $175,000, or 6% of total contract fees, was earned in respect of the Company's Vitamin D Silkis product.

                  Royalties were $635,000 in the first quarter of 2000, as compared to $36,000 in the same quarter last year. These revenues consist of royalties from the licensee of the Company's Mircette product.

                  Other revenues are primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

                  Interest income increased $393,000, or 41%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and exercise of options subsequent to March 31, 1999.

                  RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 17% in the first quarter of 2000 to $5,397,000 from $4,618,000 in the first quarter of 1999. The increase in research and development expenses resulted mainly from the increase in research and development personnel and other expenses associated with these additional personnel.

                  COST OF PRODUCT SALES. Cost of product sales increased $82,000, or 4%, in the first quarter of 2000 to $2,336,000 from $2,254,000 in the first quarter of 1999. Cost of product sales as a percentage of product sales increased to 18.7% as compared to 14.2% in the comparable period last year. Cost of product sales increased, both in absolute terms and as a percentage of revenues, primarily as a result of the unfavorable mix of product and higher manufacturing costs of BioLon. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales also increased as a result of fixed production costs, primarily overhead, being spread over a smaller amount of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 29% in the first quarter of 2000 to $3,446,000 versus $2,664,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to approximately 19.8% of revenues in the first quarter of 2000 versus 13.2% of revenues in the comparable prior year period. The increase in general and administrative expense derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States and additional personnel as a result of the Company's growth.

                  MARKETING AND SALES EXPENSE. Marketing and sales expense decreased 29% in the first quarter of 2000 to $3,256,000 from $4,559,000 for the prior year period. As a percentage of revenues, marketing and sales expense decreased to approximately 18.7% from 22.6% for the first quarter of 1999. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The decrease was primarily due to the timing of marketing, advertising, promotional and market research activities.

                  COMMISSIONS AND ROYALTIES. Commissions and royalties were $654,000 in the first quarter of 2000, as compared to $321,000 in the first quarter of 1999. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

                  INCOME TAXES. Provision for income taxes for the three months ended March 31, 2000 was $796,000, representing approximately 34.9% of income before income taxes as compared to $1,803,000, or 31.0% of income before income taxes, in the first quarter of 1999. The increase in the effective tax rate in the first quarter of 2000 compared to the first quarter of 1999 was primarily due to the substantial reduction of certain tax credits available in prior years. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the tax rate.

                  EARNINGS PER COMMON SHARE. The Company had approximately 1.8 million and 4.7 million additional basic and diluted weighted average shares outstanding, respectively, for the three month period ended March 31, 2000, as compared to the same period in 1999. The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 1999, of shares upon the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, as well as more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock for the first quarter of 2000, which average fair market value was higher than in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital at March 31, 2000 was $126,314,000 as compared to $119,456,000 at December 31, 1999.

                  The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased (decreased) by $13,834,000 and ($1,690,000) in the three months ended March 31, 2000 and 1999, respectively.

                  Net cash provided by operating activities was $9,429,000 and $24,612,000 in the three months ended March 31, 2000 and 1999, respectively. Net income was $1,485,000 and $4,006,000 in the same periods, respectively. In the three months ended March 31, 2000 net cash provided by operating activities was greater than net income mainly due to changes in receivables of $9,545,000, primarily as a result of the payment by Teva Pharmaceutical Industries Ltd. of a $10 million contract fee accrued in September 1999, an increase in other current liabilities of $2,162,000, depreciation and amortization of $728,000 and deferred income taxes of $733,000, partially offset by a decrease in accounts payable and an increase in prepaid expenses and other current assets and inventory in the amounts of $3,267,000, $1,559,000 and $712,000, respectively. In the three months ended March 31, 1999, net cash provided by operating activities was greater than net income primarily because of changes in receivables of $19,636,000, deferred income taxes of $1,455,000 and depreciation and amortization of $825,000 partially offset by changes in prepaid expenses and other current assets of $1,150,000. The decrease in 1999 in accounts receivable is primarily attributable to the decrease in accounts receivable-other consisting of proceeds due from the exercise of warrants that expired on December 31, 1998, which proceeds were received in January 1999.

                  Net cash used in investing activities was $1,882,000 and $26,971,000 in the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities included capital expenditures of $1,616,000 and $588,000 in these periods, respectively, primarily for the new manufacturing facility in Israel in 2000 and primarily for laboratory and manufacturing equipment in 1999. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

                  Net cash provided by financing activities was $6,287,000 and $699,000 in the three months ended March 31, 2000 and 1999, respectively, which are net proceeds from issuances of Common Stock as a result of exercise of stock options.

                  In April 1999, the Company purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for BIO-HEP-B and FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready by early 2001. The Company expects it will cost approximately $38,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $11,000,000 had been expended through March 31, 2000.

                  The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

                  The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 18% and 0%, respectively. In the three months ended March 31, 2000 the consumer price index decreased at the rate of approximately 1% while the Shekel's value in relation to the U.S. dollar increased by approximately 3%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars in 1998, but an increase in these costs in U.S. dollar terms in 1999 and in the first quarter of 2000. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

                  At March 31, 2000, intangibles, net consist of $758,000 (net of amortization) relating to the repurchase of all rights to hGH previously licensed to The DuPont Merck Pharmaceutical Company, together with all rights to all data generated in pharmacological, toxicological and clinical studies and encompassed in the Investigational New Drug Application and New Drug Application files then pending with the U.S. Food and Drug Administration for the treatment of human growth hormone-deficient children.

                  The Company believes that its remaining cash resources as of March 31, 2000, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

PART II.          OTHER INFORMATION

Item 5. OTHER INFORMATION

                  In May 2000, the Company entered into an agreement with the Ross Products Division of Abbott Laboratories pursuant to which Ross will co-market Oxandrin in the United States.

                  On May 8, 2000, the United States Court of Appeals for the Federal Circuit denied Genentech, Inc.'s motion for an injunction pending the outcome of its appeal of a district court decision earlier this year in which a Genentech patent relating to a method for producing recombinant human growth hormone was found to be invalid. In addition, the Appellate Court denied Genentech's motion to expedite the appeal proceedings. U.S. rights to BTG's human growth hormone are licensed to Teva Pharmaceutical Industries Ltd., a leading pharmaceutical company with a commitment to provide competitively priced pharmaceuticals in markets worldwide. Teva has indicated that it will be ready to launch the product in the United States during the second half of 2000. The launch timing could, however, be subject to the resolution of a dispute between BTG and Serono Laboratories, Inc. ("Serono") relating to a 1998 co-promotion agreement with respect to Serono's recombinant human growth hormone product, Saizen(R). Serono is contesting BTG's termination of that agreement in 1999 and asserting that a non-compete provision, which BTG maintains will expire in mid-2000 if it is applicable at all, should continue until April 30, 2002. In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG's position on these issues. Serono has filed a motion to dismiss BTG's lawsuit.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS:

              27    Financial Data Schedule.

        (b)   REPORTS ON FORM 8-K:

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BIO-TECHNOLOGY GENERAL CORP.
                               (Registrant)

                               By: /s/ Sim Fass
                                   ---------------------------------------------
                                   Sim Fass
                                   Chairman and
                                   Chief Executive Officer,
                                   Principal Executive Officer


                                   /s/ Yehuda Sternlicht
                                   ---------------------------------------------
                                   Yehuda Sternlicht
                                   Vice President-Finance and
                                   Chief Financial Officer,
                                   Principal Financial and Accounting Officer

Dated: May 11, 2000