Form 10-Q
period 2000-06-30
BIO TECHNOLOGY GENERAL CORP
filed 2000-08-14
CIK 722104

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

Common Stock, par value $.01 per share, outstanding as of August 8, 2000:
54,574,695

                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
Part I.   Financial Information

      Item 1.        Financial Statements:

                     Consolidated Balance Sheets at
                        June  30, 2000 and December 31, 1999......................................................3

                     Consolidated Statements of Operations
                        for the three and six months ended
                        June 30, 2000 and 1999....................................................................4

                     Consolidated Statement of Changes in
                        Stockholders' Equity for the six
                        months ended June 30, 2000................................................................5

                     Consolidated Statements of Cash Flows
                        for the six months ended
                        June 30, 2000 and 1999....................................................................6

                     Notes to Consolidated Financial Statements...................................................7

      Item 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations.............................................................................8

Part II.   Other Information

      Item 5.        Other Information...........................................................................16

      Item 6.        Exhibits and Reports on Form 8-K............................................................16

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          June 30, 2000   December 31, 1999
                                                           (Unaudited)
-------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents ...........................   $  16,594       $  18,703
    Short-term investments ..............................      85,196          68,547
    Accounts receivable .................................      36,095          37,504
    Inventories .........................................       9,882           8,624
    Deferred income taxes ...............................       4,218           4,286
    Prepaid expenses and other current assets ...........         249             220
                                                            ---------       ---------
       Total current assets .............................     152,234         137,884

Account receivable ......................................       2,443           2,443
Severance pay funded ....................................       2,434           2,369
Property and equipment, net .............................      22,242          18,938
Other assets ............................................       3,287           3,011
                                                            ---------       ---------
    Total assets ........................................   $ 182,640       $ 164,645
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ....................................   $   8,276       $   7,257
    Other current liabilities ...........................      13,978          11,171
                                                            ---------       ---------
        Total current liabilities .......................      22,254          18,428
                                                            ---------       ---------
Long-term liabilities ...................................       4,481           4,333
                                                            ---------       ---------

Stockholders' equity:
Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued ...................          --              --
Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 54,450,000 (53,280,000 at
  December 31, 1999) ....................................         544             533
Capital in excess of par value ..........................     175,953         168,743
Deficit .................................................     (15,586)        (22,534)
Less - treasury stock at cost, 83,000 shares ............        (340)           (340)
Accumulated other comprehensive income ..................      (4,666)         (4,518)
                                                            ---------       ---------
  Total stockholders' equity ............................     155,905         141,884
                                                            ---------       ---------
      Total liabilities and stockholders' equity ........   $ 182,640       $ 164,645
                                                            =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (in thousands except per share data)


                                                                 Six Months Ended     Three Months Ended
                                                                        June 30,         June 30,
--------------------------------------------------------------------------------------------------------
                                                                    2000     1999      2000      1999
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Revenues:
 Product sales ................................................   $26,589   $35,248   $14,082   $19,381
 Contract fees ................................................     9,976     4,633     7,500     1,727
 Royalties ....................................................     1,380       226       745       190
 Other revenues ...............................................       893       990       462       529
 Interest income ..............................................     3,192     2,011     1,841     1,053
                                                                  -------   -------   -------   -------
                                                                   42,030    43,108    24,630    22,880
                                                                  -------   -------   -------   -------

Expenses:
 Research and development .....................................    11,032     8,977     5,635     4,359
 Cost of product sales ........................................     4,247     6,122     1,911     3,868
 General and administrative ...................................     6,628     5,895     3,182     3,231
 Marketing and sales ..........................................     8,571     8,324     5,315     3,765
 Royalties ....................................................       918       717       264       396
 Interest and finance .........................................        47        60        17        57
                                                                  -------   -------   -------   -------
                                                                   31,443    30,095    16,324    15,676
                                                                  -------   -------   -------   -------

Income before income taxes ....................................    10,587    13,013     8,306     7,204

Income taxes ..................................................     3,639     3,907     2,843     2,104
                                                                  -------   -------   -------   -------

Net income ....................................................   $ 6,948   $ 9,106   $ 5,463   $ 5,100
                                                                  -------   -------   -------   -------
                                                                  -------   -------   -------   -------

Earnings per common  share:
 Basic ........................................................   $  0.13   $  0.18   $  0.10   $  0.10
                                                                  =======   =======   =======   =======
 Diluted ......................................................   $  0.12   $  0.17   $  0.10   $  0.10
                                                                  =======   =======   =======   =======

Weighted average number of common and common equivalent shares:
 Basic ........................................................    54,026    52,014    54,303    52,086
                                                                  =======   =======   =======   =======
 Diluted ......................................................    57,188    53,217    57,015    53,358
                                                                  =======   =======   =======   =======

The accompanying notes are an integral part of these consolidated statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                       Common Stock                                         Accumulated
                                       ------------        Capital in                           Other         Total
                                                  Par      Excess of              Treasury  Comprehensive Stockholders'
                                      Shares      Value    Par Value   Deficit     Stock       Income        Equity
                                                                                                (Loss)
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999 .....     53,280    $    533    $168,743   $(22,534)   $   (340)   $ (4,518)   $141,884
Comprehensive income:
   Net income for six months
     ended June 30, 2000 .......                                         6,948                               6,948
   Unrealized loss on marketable
     securities, net ...........                                                                  (148)       (148)
                                                                                                          --------
Total comprehensive income: ....                                                                             6,800
                                                                                                          --------
Issuance of common stock .......        154           1         851                                            852
Exercise of stock options ......      1,016          10       6,359                                          6,369
                                     ------    --------    --------   --------    --------    --------    --------
Balance, June 30, 2000 .........     54,450    $    544    $175,953   $(15,586)   $   (340)   $ (4,666)   $155,905
                                     ======    ========    ========   ========    ========    ========    ========


The accompanying notes are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Six Months
                                                                     Ended June 30,
                                                                -------------------
                                                                   2000         1999
--------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income ................................................   $  6,948    $  9,106
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...........................      1,467       1,692
     Provision for severance pay .............................        148         106
     Loss on sales of short-term investments .................        304         174
     Gain on sales of fixed assets ...........................        (16)         (5)
     Deferred income taxes ...................................         68       2,770
     Common stock as payment for services ....................         30          30
     Changes in: receivables .................................      1,409      22,177
                inventories ..................................     (1,258)       (724)
                prepaid expenses and other current assets ....        (29)       (154)
                accounts payable .............................      1,019        (193)
                other current liabilities ....................      2,807         681
                                                                 --------    --------
Net cash provided by operating activities ....................     12,897      35,660
                                                                 --------    --------

Cash flows from investing activities:
   Short-term investments ....................................    (26,152)    (39,597)
   Capital expenditures ......................................     (4,393)     (8,629)
   Changes in other assets ...................................       (682)       (293)
   Severance pay funded ......................................        (65)        (33)
   Proceeds from sales of fixed assets .......................         44          44
   Proceeds from sales of short-term investments .............      9,051      10,579
                                                                 --------    --------
 Net cash used in investing activities .......................    (22,197)    (37,929)
                                                                 --------    --------

Cash flows from financing activities:

   Proceeds from issuance of common stock ....................      7,191       1,248
                                                                 --------    --------

Net (decrease) increase in cash and cash equivalents .........     (2,109)     (1,021)
Cash and cash equivalents at beginning of year ...............     18,703       9,431
                                                                 --------    --------
Cash and cash equivalents at end of period ...................   $ 16,594    $  8,410
                                                                 ========    ========

SUPPLEMENTARY INFORMATION
Other information:
   Income tax paid ...........................................   $     --    $    789
    Income tax received ......................................   $  1,410    $     --


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

         Note 2:  CREDIT AGREEMENT

         In June 2000 Bio-Technology General (Israel) Ltd., the Company's wholly-owned subsidiary ("BTG-Israel"), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Short-term borrowing under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At June 30, 2000 the Company had no borrowings outstanding under the facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    Three and six months ended June 30, 2000
             compared with three and six months ended June 30, 1999

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

RESULTS OF OPERATIONS

         The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company's statements of operations.

                               SIX MONTHS ENDED   THREE MONTHS ENDED
                                     JUNE 30         JUNE 30
                               ----------------   ------------------
                                2000     1999     2000     1999
                                ----     ----     ----     ----
Revenues:

  Product sales ............    63.3%    81.8%    57.2%    84.7%

  Contract fees ............    23.7     10.7     30.4      7.6

  Royalties ................     3.3      0.5      3.0      0.8

  Other revenues ...........     2.1      2.3      1.9      2.3

  Interest income ..........     7.6      4.7      7.5      4.6
                               -----    -----    -----    -----
       Total ...............   100.0%   100.0%   100.0%   100.0%
                               =====    =====    =====    =====

Expenses:

  Research and development .    26.2%    20.8%    22.9%    19.1%

  Cost of product sales ....    10.1     14.2      7.7     16.9

  General and administrative    15.8     13.7     12.9     14.1

  Marketing and sales ......    20.4     19.3     21.6     16.5

  Royalties ................     2.2      1.7      1.1      1.7

  Interest and finance .....     0.1      0.1      0.1      0.2
                               -----    -----    -----    -----

      Total ................    74.8     69.8     66.3     68.5
                               -----    -----    -----    -----

Income before taxes ........    25.2     30.2     33.7     31.5

Income taxes ...............     8.7      9.1     11.5      9.2
                               -----    -----    -----    -----

Net income .................    16.5%    21.1%    22.2%    22.3%
                               =====    =====    =====    =====



         The Company has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which the Company may earn up-front contract fees, may receive funding for additional research (including funding from the Chief Scientist of the State of Israel), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product. The Company anticipates that product sales will constitute the majority of its revenues in the future. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for its products, the operational needs of its customers, new product introductions by the Company and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

         The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                    SIX MONTHS ENDED   THREE MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                    ----------------   ------------------
                                     2000     1999     2000      1999
                                     ----     ----     ----      ----
Oxandrin-Registered Trademark-....   42.9     38.5%    45.4%    35.3%

Bio-Tropin-TM-....................   36.9     37.7     41.6     42.6

BioLon-TM- .......................   13.2     11.5     12.0      9.1

Delatestryl-Registered Trademark-.    5.7     11.0      0.0     12.0

Other ............................    1.3      1.3      1.0      1.0
                                     ----     ----     ----     ----
       Total......................  100.0%   100.0%   100.0%   100.0%
                                     ----     ----     ----     ----
                                     ----     ----     ----     ----



The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

         As previously announced, in April 1999 Gentiva Health Services, Inc. ("Gentiva"), BTG's distributor for Oxandrin, began to reduce its purchases of Oxandrin in order to reduce the amount of Oxandrin inventory it carried as a result of a slowing in the rate of increase of Oxandrin prescriptions. Gentiva finished this inventory reduction in May 2000, and is now purchasing, on a monthly basis, an amount of Oxandrin equal to the average end-user (I.E., wholesaler) sales during the preceeding three months. Oxandrin prescriptions in the first five months of 2000 increased by 7% over the comparable 1999 period, reflecting a somewhat slower growth rate than in prior periods in the market for all involuntary weight loss products for individuals with HIV/AIDS. The Company believes that its co-promotion agreement for Oxandrin with the Ross Products division of Abbott Laboratories could lead to a more rapid rate of Oxandrin prescription growth.

         The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:


                                                            SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                        -----------------------           -----------------------
                                                         2000             1999             2000             1999
                                                         ----             ----             ----             ----
  United States.............................               48.4%            45.3%            44.2%            37.2%

  International.............................                51.6             54.7             55.8             62.8
                                                            ----             ----             ----             ----
         Total..............................              100.0%           100.0%           100.0%           100.0%
                                                          =====            =====            =====            =====

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999


         REVENUES. Total revenues decreased 2.5% in the first half of 2000 to $42,030,000 from $43,108,000 in the first half of 1999. Product sales decreased by $8,659,000, or 24.6%, in the first half of 2000 from the comparable prior period. Oxandrin sales to Gentiva Health Services, Inc. ("Gentiva"), the Company's wholesale and retail distributor of Oxandrin in the United States, decreased $178,000, or 1.6%, in the first half of 2000 compared to the first half of 1999. The decrease in sales to Gentiva was due to Gentiva's decision, implemented in April 1999 and completed in May 2000, to reduce the amount of Oxandrin inventory it carries; however, end-user sales of Oxandrin by Gentiva increased in the first half of 2000 compared to the first half of 1999, due in part to increased purchases by end-users in advance of a price increase instituted effective June 1, 2000. Product sales of human growth hormone ("hGH"), BioLon and Delatestryl decreased $3,478,000, $554,000 and $2,377,000, or 26.2%, 13.6% and 61.2%, respectively, compared to the first half of 1999. These decreases in sales reflect quarterly variations in purchasing based on the operational needs of the Company's customers. In addition, the Company had no sales of Delatestryl in the second quarter of 2000 as compared to $2,317,000 in the same period last year, as Gentiva, the Company's wholesale and retail distributor of Delatestryl in the United States, elected to reduce its Delatestryl inventory in response to its customers reduction of their inventory and therefore made no purchases.

         Contract fees are primarily generated from licensing and distribution arrangements. Contract fees represented 23.7% of total revenues in the first half of 2000 compared to 10.7% in the first half of 1999. Of the contract fees earned in the first half of 2000, $5,000,000, or 50.1% of total contract fees, was earned in respect of the license of distribution rights of BioHyJ to DePuy Orthopaedics, a Johnson & Johnson company, on a substantially worldwide basis, $2,500,000, or 25.1% of total contract fees, was earned as a milestone payment under its strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company's hGH and $1,475,000, or 14.8% of total contract fees, was earned as milestone payments under its license and development and distribution agreements with Swiss Serum relating to the Company's Hepatitis-B vaccine. Of the contract fees earned in the first half of 1999, $4,197,000, or 90.6% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis.

         Royalties were $1,380,000 in the first half of 2000, as compared to $226,000 in the same period last year. These revenues consist of royalties from the licensee of the Company's MircetteJ product.

         Other revenues are primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

         Interest income increased $1,181,000, or 58.7%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and exercise of options subsequent to June 30, 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 22.9% in the first half of 2000 to $11,032,000 from $8,977,000 in the first half of 1999 The increase in research and development expenses resulted mainly from the increase in research and development personnel and other expenses associated with these additional personnel.

         COST OF PRODUCT SALES. Cost of product sales decreased $1,875,000, or 30.6%, in the first half of 2000 to $4,247,000 from $6,122,000 in the first half of 1999. Cost of product sales as a percentage of product sales decreased to 16.0% as compared to 17.4% in the comparable period last year. Cost of product sales decreased in absolute terms due to decreased product sales and a more favorable mix of products and as a percentage of revenues primarily as a result of manufacturing efficiencies and the more favorable mix of products. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. The decrease in cost of product sales as a percentage of product sales due to manufacturing efficiencies and the more favorable product mix was partially offset by the fact that fixed production costs, primarily overhead, were spread over a smaller amount of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 12.4% in the first half of 2000 to $6,628,000 from $5,895,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to approximately15.8% of revenues in the first half of 2000 as compared to 13.7% of revenues in the comparable prior year period. The increase in general and administrative expense derived mainly from legal fees resulting from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States and additional personnel and other expenses associated with these personnel as a result of the Company's growth.

         MARKETING AND SALES EXPENSE. Marketing and sales expense increased 3.0% in the first half of 2000 to $8,571,000 from $8,324,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to approximately 20.4% from 19.3% for the first half of 1999. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to increased personnel and other expenses associated with these personnel and increased advertising, promotional and market research activities, particularly in the second quarter.

         ROYALTIES. Royalties were $918,000 in the first half of 2000, as compared to $717,000 in the first half of 1999. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

         INCOME TAXES. Provision for income taxes for the six months ended June 30, 2000 was $3,639,000, representing approximately 34.4% of income before income taxes as compared to $3,907,000, or 30.0% of income before income taxes, in the first half of 1999. The increase in the effective tax rate in the first half of 2000 compared to the first half of 1999 was primarily due to the substantial reduction of certain research and experimental tax credits available in prior years. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the tax rate.

         EARNINGS PER COMMON SHARE. The Company had approximately 2.0 million and 4.0 million additional basic and diluted weighted average shares outstanding, respectively, for the six month period ended June 30, 2000, as compared to the same period in 1999. The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 1999, of shares upon the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, as well as more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock for the first half of 2000, which average fair market value was higher than in the first half of 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         REVENUES. Total revenues increased 7.6% in the second quarter of 2000 to $24,630,000 from $22,880,000 in the second quarter of 1999. Product sales decreased by $5,299,000, or 27.3%, in the three months ended June 30, 2000 from the comparable prior period. Oxandrin sales to Gentiva, the Company's wholesale and retail distributor of Oxandrin in the United States, increased $1,542,000, or 32.4%, in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in sales to Gentiva was due to the completion, in May 2000, of Gentiva's reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999, and increased purchases by end-users in advance of a price increase instituted effective June 1, 2000. End-user sales of Oxandrin by Gentiva increased in the three months ended June 30, 2000 compared to the same period last year. Product sales of hGH and BioLon decreased $2,406,000 and $74,000, or 51% and 33%, respectively, compared to the second quarter of 1999, due to quarterly variations in purchasing based on the operational needs of the Company's customers. There were no sales of Delatestryl in the second quarter of 2000 as compared to $2,317,000 in the same period last year, as Gentiva, the Company's wholesale and retail distributor of Delatestryl in the United States, elected to reduce its Delatestryl inventory and therefore made no purchases.

         Contract fees are primarily generated from licensing and distribution arrangements. Contract fees represented 30.4% of total revenues in the three months ended June 30, 2000 compared to 7.6% in the three months ended June 30, 1999. Of the contract fees earned in the second quarter of 2000, $5,000,000, or 66.7% of total contract fees, was earned in respect of the licence of distribution rights of BioHy to DePuy Orthopaedics on a substantially worldwide basis and $2,500,000, or 33.3% of total contract fees, was earned as a milestone payment under its strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company's hGH. Of the contract fees earned in the second quarter of 1999, $1,600,000, or 93% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis.

         Royalties were $745,000 in the second quarter of 2000, as compared to $190,000 in the same period last year. These revenues consist of royalties from the licensee of the Company's Mircette product.

         Other revenues are primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

         Interest income increased $788,000, or 74.8%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and exercise of options subsequent to June 30, 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 29.3% in the second quarter of 2000 to $5,635,000 from $4,359,000 in the second quarter of 1999. The increase in research and development expenses resulted mainly from the increase in research and development personnel and other expenses associated with these additional personnel.

         COST OF PRODUCT SALES. Cost of product sales decreased $1,957,000, or 50.6%, in the three months ended June 30, 2000 to $1,911,000 from $3,868,000 in the three months ended June 30, 1999. Cost of product sales as a percentage of product sales decreased to 13.6% as compared to 20.0% in the comparable period last year. Cost of product sales decreased in absolute terms due to decreased product sales and a more favorable mix of products and as a percentage of revenues primarily as a result of manufacturing efficiencies and the more favorable mix of products. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. The decrease in cost of product sales as a percentage of product sales due to manufacturing efficiencies and the more favorable product mix was partially offset by the fact that fixed production costs, primarily overhead, were spread over a smaller amount of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased slightly by 1.5% in the three months ended June 30, 2000 to $3,182,000 from $3,231,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to approximately 12.9% of revenues in the second quarter of 2000 versus 14.1% of revenues in the comparable prior year period.

         MARKETING AND SALES EXPENSE. Marketing and sales expense increased 41.2% in the second quarter of 2000 to $5,316,000 from $3,765,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to approximately 21.6% from 16.5% for the second quarter of 1999. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to the timing of marketing, advertising, promotional and market research activities, which had resulted in a $1,303,000, or 28.6%, decrease in the first quarter of 2000 compared to the first quarter of 1999. As discussed above, marketing and sales expenses for the first half of 2000 increased only $247,000, or 3%, over the first half of 1999.

         ROYALTIES. Royalties were $264,000 in the three months ended June 30, 2000, as compared to $396,000 in the three months ended June 30, 1999. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. The decrease was primarily the result of the Company not making sales of Delatestryl to Gentiva in the quarter, which resulted in no royalties being due to the licensor of the product.

         INCOME TAXES. Provision for income taxes for the three months ended June 30, 2000 was $2,843,000, representing approximately 34.2% of income before income taxes as compared to $2,104,000, or 29.2% of income before income taxes, in the comparable quarter last year. The increase in the effective tax rate in the second quarter of 2000 compared to the second quarter of 1999 was primarily due to the substantial reduction of certain research and experimental tax credits available in prior years. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the tax rate.

         EARNINGS PER COMMON SHARE. The Company had approximately 2.2 million and 3.7 million additional basic and diluted weighted average shares outstanding, respectively, for the three month period ended June 30, 2000, as compared to the same period in 1999. The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 1999, of shares upon the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, as well as more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock for the second quarter of 2000, which average fair market value was higher than in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 2000 was $129,980,000 as compared to $119,456,000 at December 31, 1999.

         The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash decreased by $2,109,000 and $1,021,000 in the six months ended June 30, 2000 and 1999, respectively.

         Net cash provided by operating activities was $12,897,000 and $35,660,000 in the six months ended June 30, 2000 and 1999, respectively. Net income was $6,948,000 and $9,106,000 in the same periods, respectively. In the six months ended June 30, 2000 net cash provided by operating activities was greater than net income mainly due to an increase in other current liabilities of $2,807,000, a decrease in receivables of $1,409,000, depreciation and amortization of $1,467,000 and an increase in accounts payable of $1,019,000 partially offset by an increase in inventory of $1,258,000. In the six months ended June 30, 1999 net cash provided by operating activities was greater than net income primarily because of a decrease in receivables of $22,177,000, deferred income taxes at $2,770,000 and depreciation and amortization at $1,692,000.

         Net cash used in investing activities was $22,197,000 and $37,929,000 in the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities included capital expenditures of $4,393,000 and $8,629,000 in these periods, respectively, primarily for the new manufacturing facility. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

         Net cash provided by financing activities was $7,191,000 and $1,248,000 in the six months ended June 30, 2000 and 1999, respectively, which are net proceeds from issuances of Common Stock as a result of exercise of stock options.

         In April 1999, the Company purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for FIBRIMAGEJ at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready in the first half of 2001. The Company expects it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $13,000,000 had been expended through June 30, 2000. The Company had commitments of $20,156,000 outstanding at June 30, 2000 related to completion of this facility.

         The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

         The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 18% and less than 1%, respectively, in these periods. In the six months ended June 30, 2000 the consumer price index increased at the rate of approximately 0.4% while the Shekel's value in relation to the U.S. dollar increased by approximately 1.7%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars in 1998, but an increase in these costs in U.S. dollar terms in 1999 and in the first half of 2000. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

         In June 2000 Bio-Technology General (Israel) Ltd., the Company's wholly-owned subsidiary ("BTG-Israel"), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Short-term borrowing under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At June 30, 2000 the Company had no borrowings outstanding under the facility.

         The Company believes that its remaining cash resources as of June 30, 2000, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

NEW ACCOUNTING STANDARDS

         Historically, the Company has immediately recognized as contract fees all nonrefundable fees received in connection with license and distribution agreements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition issues. The effective date for SAB 101, which was originally scheduled for the first quarter of 2000 and then postponed to the second quarter of 2000, has recently been postponed to the fourth quarter of 2000. If SAB 101 becomes effective as currently proposed, the Company expects that it will be required to defer non-refundable license fees recorded in prior years and recognize the related revenue over future periods. As a result, the Company expects to report a change in accounting policy with respect to revenue recognition in connection with the implementation of SAB 101 during the fourth quarter of 2000. The change in accounting policy will be reflected as of January 1, 2000 to give effect to the cumulative impact from all prior periods. Further, the quarter of the year 2000 will be restated to give effect to the new accounting policy's impact on the current year. The Company is currently evaluating what impact the adoption of SAB 101 will have on its financial condition and results of operations, and there can be no assurance that such impact will not be material.

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

         BTG is currently in a dispute with Serono Laboratories, Inc. ("Serono") relating to a 1998 co-promotion agreement with respect to Serono's recombinant human growth hormone product, Saizen7. Serono is contesting BTG's termination of that agreement in 1999 and asserting that a non-compete provision, which BTG maintains will expire in mid-2000 if it is applicable at all, should continue until April 30, 2002. In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG's position on these issues. Serono has commenced an action against BTG in Massachusetts to enforce the agreement. The New Jersey court denied Serono's motion to dismiss and enjoined Serono from pursuing its action in Massachusetts. The New Jersey court also denied BTG's motion for summary judgment.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  10.1     Intention  letter for granting credit,  dated March 22, 2000,  between Bank
                           Hapoalim B.M. and Bio-Technology General (Israel) Ltd.

                  10.2     Unlimited  guaranty  of  Bio-Technology  General  Corp.  in  favor  of Bank
                           Hapoalim B.M.

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

                                    BIO-TECHNOLOGY GENERAL CORP.
                                       (Registrant)

                                    By: /s/ Sim Fass
                                        ---------------------------------------
                                        Sim Fass
                                        Chairman and
                                        Chief Executive Officer,
                                        Principal Executive Officer

                                        /s/ Yehuda Sternlicht
                                        ---------------------------------------
                                        Vice President-Finance and
                                        Chief Financial Officer,
                                        Principal Financial and Accounting
                                        Officer

Dated: August 10, 2000