Form 10-Q
period 2000-09-30
BIO TECHNOLOGY GENERAL CORP
filed 2000-11-14
CIK 722104

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000


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

                         Former address: Not Applicable
--------------------------------------------------- --------------------------

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


Common Stock, par value $.01 per share, outstanding as of November 10, 2000:54,845,717


                                      INDEX


                                                                                               PAGE

Part I.   Financial Information

      Item 1.        Financial Statements:

                     Consolidated Balance Sheets at
                        September  30, 2000 and December 31, 1999.................................3

                      Consolidated Statements of Operations
                        for the three and nine months ended
                        September 30, 2000 and 1999...............................................4

                      Consolidated Statement of Changes in
                        Stockholders' Equity for the nine
                        months ended September 30, 2000...........................................5

                     Consolidated Statements of Cash Flows
                        for the nine months ended
                        September 30, 2000 and 1999...............................................6

                     Notes to Consolidated Financial Statements...................................7


      Item 2.        Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations..............................................................8


Part II.   Other Information

      Item 4.        Submission of Matters to a Vote of Security Holders.........................17

      Item 5.        Other Information...........................................................17

      Item 6.        Exhibits and Reports on Form 8-K............................................17


PART I. FINANCIAL INFORMATION


                                                CONSOLIDATED BALANCE SHEETS
                                                      (In thousands)
                                                                          September 30, 2000             December 31, 1999
                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
    Cash and cash equivalents ...........................................    $  16,689                     $  18,703
    Short-term investments ..............................................       89,325                        68,547
    Accounts receivable .................................................       43,038                        37,504
    Inventories .........................................................       10,157                         8,624
    Deferred income taxes ...............................................        4,292                         4,286
    Prepaid expenses and other current assets ...........................          217                           220
                                                                             ---------                     ---------
       Total current assets .............................................      163,718                       137,884

Account receivable ......................................................        2,443                         2,443
Severance pay funded ....................................................        2,538                         2,369
Property and equipment, net .............................................       23,745                        18,938
Other assets ............................................................        3,112                         3,011
                                                                             ---------                     ---------
    Total assets ........................................................    $ 195,556                     $ 164,645
                                                                             =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ....................................................    $   6,640                     $   7,257
    Other current liabilities ...........................................       11,867                        11,171
                                                                             ---------                     ---------
        Total current liabilities .......................................       18,507                        18,428
                                                                             ---------                     ---------

Long-term liabilities ...................................................       14,935                         4,333
                                                                             ---------                     ---------

Stockholders' equity:
Preferred stock - $.01 par value; 4,000,000
  shares authorized; no shares issued ...................................         --                            --
Common stock - $.01 par value; 150,000,000 shares
  authorized; issued: 54,740,000 (53,280,000 at
  December 31, 1999) ....................................................          547                           533
Capital in excess of par value ..........................................      177,920                       168,743
Deficit .................................................................      (11,300)                      (22,534)
Less - treasury stock at cost, 83,000 shares ............................         (340)                         (340)
Accumulated other comprehensive income ..................................       (4,713)                       (4,518)
                                                                             ---------                     ---------
  Total stockholders' equity ............................................      162,114                       141,884
                                                                             ---------                     ---------
      Total liabilities and stockholders' equity ........................    $ 195,556                     $ 164,645
                                                                             =========                     =========


The accompanying notes are an integral part of these consolidated balance sheets.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands except per share data)

                                                     Nine Months Ended                       Three Months Ended
                                                       September 30,                            September 30,
------------------------------------------------------------------------------------------------------------------

                                                   2000               1999                      2000         1999
------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales.......................        $    44,795       $    50,164               $    18,206  $    14,916
  Contract fees.......................              9,976            14,809                        --       10,176
  Royalties...........................              2,158               891                       778        1,117
  Other revenues......................              1,169             1,559                       276          117
  Interest income.....................              5,175             3,167                     1,983        1,156
                                                  -------           -------                   -------   ----------
                                                   63,273            70,590                    21,243       27,482
                                                   ------            ------                    ------       ------

Expenses:
  Research and development............             16,468            15,389                     5,436        6,412
  Cost of product sales...............              7,097             8,987                     2,850        2,865
  General and administrative..........             10,159             8,822                     3,531        2,927
  Marketing and sales.................             12,936            11,766                     4,365        3,442
  Royalties...........................              1,173             2,684                       255        1,967
  Interest and finance................                 91                81                        44           21
                                                ---------         ---------                 ---------    ---------
                                                   47,924            47,729                    16,481       17,634
                                                   ------            ------                    ------       ------

Income before income taxes............             15,349            22,861                     4,762        9,848

Income taxes..........................              4,115             6,965                       476        3,059
                                                   ------           -------                    ------       ------

Net income............................        $    11,234       $    15,896               $     4,286  $     6,789
                                                   ======            ======                     =====        =====

Earnings per common share:
  Basic...............................        $      0.21       $      0.30               $      0.08  $      0.13
                                                     ====              ====                      ====         ====
  Diluted.............................        $      0.20       $      0.30               $      0.08  $      0.12
                                                     ====              ====                      ====         ====

Weighted average number of common and common equivalent shares:
  Basic...............................             54,186            52,164                    54,493       52,483
                                                   ======            ======                    ======       ======
  Diluted.............................             57,336            53,485                    56,963       54,701
                                                   ======            ======                    ======       ======


The accompanying notes are an integral part of these consolidated statements.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)





                                       COMMON STOCK                                         Accumulated
                                       ------------     Capital in                             Other           Total
                                               Par      Excess of               Treasury   Comprehensive    Stockholders'
                                      Shares   Value    Par Value     Deficit    Stock        Income           Equity
                                                                                              (Loss)
-------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1999.........    53,280     $533     $168,743     $(22,534)    $(340)    $(4,518)     $141,884
Comprehensive income:
   Net income for nine months
     ended September 30, 2000......                                       11,234                              11,234
   Unrealized loss on marketable
     securities, net...............                                                               (195)         (195)
                                                                                                                 ---
Total comprehensive income:........                                                                           11,039
                                                                                                              ------
Issuance of common stock. .........       256        2        1,424                                            1,426
Exercise of stock options..........     1,204       12        7,753                                            7,765


Balance, September 30, 2000........    54,740     $547    $177,920      $(11,300)    $(340)    $(4,713)     $162,114
                                       ======     ====    =========     =========    ======    ========     ========


The accompanying notes are an integral part of this consolidated statement.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                                                   Nine Months
                                                                                               Ended September 30,
                                                                                   ===========================================
                                                                                         2000                     1999
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income....................................................                   $       11,234          $        15,896
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................                            2,229                    2,586
     Provision for severance pay.................................                              602                      104
     Loss on sales of short-term investments.....................                              238                      361
     Gain on sales of fixed assets...............................                              (16)                      (5)
     Deferred income taxes.......................................                               --                    4,354
     Common stock as payment for services........................                               45                       30
     Changes in: receivables.....................................                           (5,534)                  19,531
                  inventories....................................                           (1,533)                    (357)
                  prepaid expenses and other current  assets.....                                3                       (7)
                  accounts payable...............................                             (617)                  (2,801)
                  other assets...................................                               (6)                    (388)
                  other current liabilities......................                              696                    2,097
                                                                                          --------                  -------
Net cash provided by operating activities........................                            7,341                   41,401
                                                                                          --------                  -------

Cash flows from investing activities:
   Short-term investments........................................                          (33,962)                 (44,642)
   Capital expenditures..........................................                           (6,453)                  (9,579)
   Changes in other assets.......................................                             (712)                    (259)
   Severance pay funded (used) ..................................                             (169)                     107
   Proceeds from sales of fixed assets...........................                               44                       44
   Proceeds from sales of short-term investments.................                           12,751                   15,825
                                                                                           -------                  -------
 Net cash used in investing activities...........................                          (28,501)                 (38,504)
                                                                                           --------                 --------

Cash flows from financing activities:
   Long-term loan................................................                           10,000                       --
   Proceeds from issuance of common stock........................                            9,146                    4,343
                                                                                           -------                   ------
Net cash flows from financing activities.........................                           19,146                    4,343
                                                                                           -------                   ------

Net (decrease) increase in cash and cash equivalents.............                           (2,014)                   7,240
Cash and cash equivalents at beginning of year...................                           18,703                    9,431
                                                                                           -------                  -------
Cash and cash equivalents at end of period.......................                   $       16,689          $        16,671
                                                                                           =======                  =======

SUPPLEMENTARY INFORMATION Other information:
   Income tax paid...............................................                   $        1,800          $         2,595
   Income tax recieved...........................................                   $        1,410          $            --


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

Note 2:  CREDIT AGREEMENT

         In June 2000 Bio-Technology General (Israel) Ltd., the Company's wholly-owned subsidiary ("BTG- Israel"), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At September 30, 2000 the Company had borrowings of $10,000,000 outstanding under the facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 Three and nine months ended September 30, 2000
          compared with three and nine months ended September 30, 1999

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

OVERVIEW

         The Company is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including eight products that have received regulatory approval for sale, of which six are currently being marketed. The Company seeks both broad markets for its products as well as specialized markets where it can seek Orphan Drug status and potential marketing exclusivity.

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



                                               NINE MONTHS ENDED                    THREE MONTHS ENDED
                                               -----------------                    ------------------
                                                  SEPTEMBER 30                          SEPTEMBER 30
                                                  ------------                          ------------

                                          2000                1999              2000              1999
                                          ----                ----              ----              ----
Revenues:
  Product sales......................      70.8%             71.1%              85.7%            54.3%
  Contract fees......................      15.8              21.0               --               37.0
  Royalties..........................       3.4               1.3                3.7              4.1
  Other revenues.....................       1.8               2.1                1.3              0.4
  Interest income....................       8.2               4.5                9.3              4.2
                                            ---            ------            -------           ------
       Total.........................     100.0%            100.0%             100.0%           100.0%
                                          =====             =====              =====            =====
Expenses:
  Research and development...........      26.0%             21.8%              25.6%            23.3%
  Cost of product sales..............      11.2              12.7               13.4             10.4
  General and administrative.........      16.1              12.5               16.6             10.7
  Marketing and sales................      20.4              16.7               20.6             12.5
  Royalties..........................       1.9               3.8                1.2              7.2
  Interest and finance...............       0.1               0.1                0.2              0.1
                                          -----             -----             ------            -----
      Total..........................      75.7              67.6               77.6             64.2
                                          -----             -----              -----            -----
Income before taxes..................      24.3              32.4               22.4             35.8
Income taxes.........................       6.5               9.9                2.2             11.1
                                          -----             -----              -----            -----
Net income...........................      17.8%             22.5%              20.2%            24.7%
                                          =====             =====              =====            =====


         The Company has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which the Company may earn up-front contract fees, may receive funding for additional research (including funding from the Chief Scientist of the State of Israel), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product. The Company anticipates that product sales will continue to constitute the majority of its revenues in the future. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for its products, the operational needs of its customers, new product introductions by the Company and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

         The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:



                                         NINE MONTHS ENDED                             THREE MONTHS ENDED
                                         -----------------                             ------------------
                                            SEPTEMBER 30                                  SEPTEMBER 30
                                            ------------                                  ------------
                                  2000                       1999                   2000                 1999
                                  ----                       ----                   ----                 ----
Oxandrin(R)................        49.8%                      39.2%                  59.8%               40.9%
Bio-Tropin(TM)..............       35.6                       32.5                   33.6                20.3
BioLon(TM)..................       10.5                       13.3                    6.6                17.5
Delatestryl(R).............         3.0                       13.8                    --                 20.4
Other....................           1.1                        1.2                    --                  0.9
                                  -----                      -----                  -----               -----
      Total..............         100.0%                     100.0%                 100.0%              100.0%
                                  =====                      =====                  =====               =====



         The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

         As previously announced, in April 1999 Gentiva Health Services, Inc. ("Gentiva"), BTG's distributor for Oxandrin, began to reduce its purchases of Oxandrin in order to reduce the amount of Oxandrin inventory it carried as a result of a slowing in the rate of increase of Oxandrin prescriptions. Gentiva finished this inventory reduction in May 2000, and is now purchasing, on a monthly basis, an amount of Oxandrin equal to the average end-user (I.E., wholesaler) sales during the preceding three months. Oxandrin prescriptions in the first nine months of 2000 increased by 2% over the comparable 1999 period, reflecting a somewhat slower growth rate than in prior periods in the market for all involuntary weight loss products for individuals with HIV/AIDS. The Company believes that its co-marketing agreement for Oxandrin with the Ross Products Division of Abbott Laboratories could lead to a more rapid rate of Oxandrin prescription growth.

         The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:



                                                    NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                    -----------------                      ------------------
                                                      SEPTEMBER 30                             SEPTEMBER 30
                                                      ------------                             ------------
                                             2000                  1999                 2000                1999
United States.................                50.8%                 51.2%                54.4%               65.4%
International.................                49.2                  48.8                 45.6                34.6
                                             -----                 -----                -----               -----
      Total...................               100.0%                100.0%               100.0%              100.0%
                                             =====                 =====                =====               =====


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         REVENUES. Total revenues decreased 10.4% in the first nine months of 2000 to $63,273,000 from $70,590,000 in the first nine months of 1999. Product sales decreased by $5,369,000, or 10.7%, in the first nine months of 2000 from the comparable prior period. Oxandrin sales to Gentiva Health Services, Inc. ("Gentiva"), the Company's wholesale and retail distributor of Oxandrin in the United States, increased $3,786,000, or 21.6%, in the first nine months of 2000 compared to the first nine months of 1999. The increase in sales to Gentiva was due to the completion, in May 2000, of Gentiva's reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999, and increased purchases by end-users in advance of a price increase instituted effective June 1, 2000. Product sales of human growth hormone ("hGH"), BioLon and Delatestryl decreased $388,000, $1,965,000 and $5,594,000, or 2.4%, 29.4%
and

81.0%, respectively, compared to the first nine months of 1999. These decreases in sales reflect quarterly variations in purchasing based on the operational needs of the Company's customers. In addition, the Company had no sales of Delatestryl in the second and third quarter of 2000 as compared to the same period last year, as Gentiva, the Company's wholesale and retail distributor of Delatestryl in the United States, elected to reduce its Delatestryl inventory in response to its customers reduction of their inventory and therefore made no purchases. BTG believes that Gentiva is contracting inventory in anticipation of the U.S. Food and Drug Administration permitting the production of a competing injectable testosterone product used to treat men with hypogonadism (testosterone deficiency) which the FDA has previously stopped.

         Contract fees are primarily generated from licensing and distribution arrangements. Contract fees represented 15.8% of total revenues in the first nine months of 2000 compared to 21.0% in the first nine months of 1999. Of the contract fees earned in the first nine months of 2000, $5,000,000, or 50.1% of total contract fees, was earned in respect of the license of distribution rights of BioHyTM to DePuy Orthopaedics, a Johnson & Johnson company, on a substantially worldwide basis, $2,500,000, or 25.1% of total contract fees, was earned as a milestone payment under its strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company's hGH and $1,475,000, or 14.8% of total contract fees, was earned as milestone payments under its license and development and distribution agreements with Swiss Serum relating to the Company's Hepatitis-B vaccine. Of the contract fees earned in the nine months ended September 30, 1999, $10,000,000, or 67.5% of total contract fees, was earned in respect of its strategic alliance with Teva Pharmaceutical Industries Ltd. Of the remainder, $4,197,000, or 28.3% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis.

         Royalties were $2,158,000 in the nine months ended September 30, 2000, as compared to $891,000 in the same period last year. These revenues consist of royalties from the licensee of the Company's Mircette(TM) product.

         Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

         Interest income increased $2,008,000, or 63.4%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and exercise of options subsequent to September 30, 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 7.0% in the nine months ended September 30, 2000 to $16,468,000 from $15,389,000 in the nine months ended September 30, 1999. The increase in research and development expenses resulted mainly from the increase in research and development personnel and other expenses associated with these additional personnel.

         COST OF PRODUCT SALES. Cost of product sales decreased $1,890,000, or 21.0%, in the first nine months of 2000 to $7,097,000 from $8,987,000 in the first nine months of 1999. Cost of product sales as a percentage of product sales decreased to 15.8% as compared to 17.9% in the comparable period last year. Cost of product sales decreased in absolute terms due to decreased product sales and a more favorable mix of products and as a percentage of product sales primarily as a result of manufacturing efficiencies and the more favorable mix of products. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased 15.2% in the first nine months ended September 30, 2000 to $10,159,000 from $8,822,000 in the comparable prior period. As a percentage of revenues, general and administrative expense increased to approximately 16.1% of revenues in the first nine months ended September 30, 2000 as compared to 12.5% of revenues in the comparable prior year period. The increase in general and administrative expense derived mainly from legal fees resulting primarily from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgement action against Genentech in respect of the Company's hGH in the United States, company acquisition activities and additional personnel and other expenses associated with these personnel as a result of the Company's growth.

         MARKETING AND SALES EXPENSE. Marketing and sales expense increased 9.9% in the nine months ended September 30, 2000 to $12,936,000 from $11,766,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to approximately 20.4% from 16.7% for the nine months ended September 30, 1999. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to increased personnel, principally sales force, and other expenses associated with these personnel and increased advertising, promotional and market research activities, particularly in the second and third quarters of 2000.

         ROYALTIES. Royalties were $1,173,000 in the nine months ended September 30, 2000, as compared to $2,684,000 in the nine months ended September 30, 1999. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. The decrease was primarily the result of the Company not making sales of Delatestryl to Gentiva in the six months ended September 30, 2000, which resulted in no royalties being due to the licensor of the product.

         INCOME TAXES. Provision for income taxes for the nine months ended September 30, 2000 was $4,115,000, representing approximately 26.8% of income before income taxes as compared to $6,965,000, or 30.5% of income before income taxes, in the same period last year. The decrease in the effective tax rate in the first nine months of 2000 compared to the first nine months of 1999 was primarily due to an increase in revenues generated by BTG-Israel, which is entitled to certain Israeli tax benefits, and an increase in the research and experimental tax credits available to the Company. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the tax rate.

         EARNINGS PER COMMON SHARE. The Company had approximately 2.0 million and 3.9 million additional basic and diluted weighted average shares outstanding, respectively, for the nine month period ended September 30, 2000, as compared to the same period in 1999. The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 1999, of shares upon the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, as well as more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock for the first nine months of 2000, which average fair market value was higher than in the first nine months of 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         REVENUES. Total revenues decreased 22.7% in the third quarter of 2000 to $21,243,000 from $27,482,000 in the third quarter of 1999. The decrease in total revenues from the comparable prior period was due to the fact that the Company received no contract fees in third quarter of 2000 compared to $10,176,000 of contract fees in the comparable period in 1999. The decrease in contract fees was partially offset by an increase in product sales and interest income.

         Product sales increased by $3,290,000, or 22.1%, in the three months ended September 30, 2000 from the comparable prior period. Oxandrin sales to Gentiva, the Company's wholesale and retail distributor of Oxandrin in the United States, increased $3,965,000, or 64.9%, in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in sales to Gentiva was due to the completion, in May 2000, of Gentiva's reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999. End-user sales of Oxandrin by Gentiva increased in the three months ended September 30, 2000 compared to the same period last year. Product sales of hGH increased $3,090,000, or 102.0%, while sales of BioLon decreased $1,411,000, or 54.1%, compared to the third quarter of 1999, due to quarterly variations in purchasing based on the operational needs of the Company's customers. There were no sales of Delatestryl in the third quarter of 2000 as compared to $3,041,000 in the same period last year, as Gentiva, the Company's wholesale and retail distributor of Delatestryl in the United States, elected to reduce its Delatestryl inventory and therefore made no purchases.

         Contract fees are primarily generated from licensing and distribution arrangements. Contract fees represented 37.0% of total revenues in the three months ended September 30, 1999. There were no contract fees earned in the third quarter of 2000. Of the contract fees earned in the third quarter of 1999, $10,000,000, or 98.3% of total contract fees, was earned in respect of a strategic alliance with Teva Pharmaceuticals Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company's hGH.

         Royalties were $778,000 in the third quarter of 2000, as compared to $1,117,000 in the same period last year. These revenues consist of royalties from the licensee of the Company's Mircette product.

         Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

         Interest income increased $827,000, or 71.5%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and exercise of options subsequent to September 30, 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 15.2% in the third quarter of 2000 to $5,436,000 from $6,412,000 in the third quarter of 1999. The decrease in research and development expenses resulted mainly from the lower level of clinical grants and expenditures related to the development of a new formulation of its existing products as compared to 1999, partially offset by an increase in 2000 in research and development personnel and other expenses associated with these additional personnel.

         COST OF PRODUCT SALES. Cost of product sales slightly decreased by 0.5% in the three months ended September 30, 2000 to $2,850,000 from $2,865,000 in the three months ended September 30, 1999. Cost of product sales as a percentage of product sales decreased to 15.7% as compared to 19.2% in the comparable period last year. Cost of product sales as a percentage of product sales decreased due to manufacturing efficiencies and the more favorable mix of products. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by 20.6% in the three months ended September 30, 2000 to $3,531,000 from $2,927,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to approximately 16.6% of revenues in the third quarter of 2000 versus 10.7% of revenues in the comparable prior year period. The increase in general and administrative expense derived mainly from legal fees resulting primarily from the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's hGH in the United States and additional personnel and other expenses associated with these personnel as a result of the Company's growth.

         MARKETING AND SALES EXPENSE. Marketing and sales expense increased 26.8% in the third quarter of 2000 to $4,365,000 from $3,442,000 for the prior year period. As a percentage of revenues, marketing and sales expense increased to approximately 20.6% from 12.5% for the third quarter of 1999. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to increased personnel, principally sales force, and other expenses associated with these personnel and increased advertising, promotional and market research activities.

         ROYALTIES. Royalties were $255,000 in the three months ended September 30, 2000, as compared to $1,967,000 in the three months ended September 30, 1999. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist. The decrease was primarily the result of the Company not making sales of Delatestryl to Gentiva in the quarter, which resulted in no royalties being due to the licensor of the product.

         INCOME TAXES. Provision for income taxes for the three months ended September 30, 2000 was $476,000, representing approximately 10.0% of income before income taxes as compared to $3,059,000, or 31.1% of income before income taxes, in the comparable quarter last year. The decrease in the effective tax rate in the third quarter of 2000 compared to the third quarter of 1999 was primarily due to an increase in revenues generated by BTG-Israel, which is entitled to certain Israeli tax benefits, and an increase in the research and experimental tax credits available to the Company. The Company's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the tax rate.

         EARNINGS PER COMMON SHARE. The Company had approximately 2.0 million and 2.3 million additional basic and diluted weighted average shares outstanding, respectively, for the three month period ended September 30, 2000, as compared to the same period in 1999. The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 1999, of shares upon the exercise of options. The increase in the number of diluted shares was the result of the increased number of shares outstanding, as well as more outstanding options being considered common equivalent shares because their exercise price was below the average fair market value of the Common Stock for the third quarter of 2000, which average fair market value was higher than in the third quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 2000 was $145,211,000 as compared to $119,456,000 at December 31, 1999.

         The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. The Company expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash (decreased) increased by $(2,014,000) and $7,240,000 in the nine months ended September 30, 2000 and 1999, respectively.

         Net cash provided by operating activities was $7,341,000 and $41,401,000 in the nine months ended September 30, 2000 and 1999, respectively. Net income was $11,234,000 and $15,896,000 in the same periods, respectively. In the nine months ended September 30, 2000 net cash provided by operating activities was less than net income mainly due to increase in inventory and receivables in the amounts of $1,533,000 and $5,534,000, respectively, partially offset by depreciation and amortization in the amount of $2,229,000. In the nine months ended September 30, 1999, net cash provided by operating activities was greater than net income primarily because of a decrease in receivables of $19,531,000, deferred income taxes of $4,354,000, depreciation and amortization of $2,586,000 and an increase in other current liabilities of $2,097,000, partially offset by a decrease in accounts payable of $2,801,000.

         Net cash used in investing activities was $28,501,000 and $38,504,000 in the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities included capital expenditures of $6,453,000 and $9,579,000 in these periods, respectively, primarily for the new manufacturing facility. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

         Net cash provided by financing activities was $19,146,000 and $4,343,000 in the nine months ended September 30, 2000 and 1999, respectively, which are net proceeds from issuances of Common Stock as a result of exercise of stock options in both periods and borrowing $10,000,000 under its revolving credit facility in the 2000 period.

         In April 1999, the Company purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for Fibrimage(TM) at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects the initial production facility will be ready in the first half of 2001. The Company expects it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $14,200,000 had been expended through September 30, 2000. The Company had commitments of $17,400,000 outstanding at September 30, 2000 related to completion of this facility.

         In June 2000 Bio-Technology General (Israel) Ltd., the Company's wholly-owned subsidiary ("BTG- Israel"), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At September 30, 2000 the Company had outstanding borrowings of $10,000,000 under the facility.

         The Company maintains its funds in money market funds, commercial paper and other liquid debt instruments.

         The Company manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 18% and less than 1%, respectively, in these periods. In the nine months ended September 30, 2000 the consumer price index decreased at the rate of approximately 0.5% and the Shekel's value in relation to the U.S. dollar increased by approximately 3.1%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars in 1998, but an increase in these costs in U.S. dollar terms in 1999 and in the nine months ended September 30, 2000. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

         The Company believes that its remaining cash resources as of September 30, 2000, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

NEW ACCOUNTING STANDARDS

         Historically, the Company has immediately recognized as contract fees all nonrefundable fees received in connection with license and distribution agreements. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB101"), which provides guidance related to revenue recognition issues. The effective date for SAB 101, which was originally scheduled for the first quarter of 2000 and then postponed to the second quarter of 2000, is now scheduled for the fourth quarter of 2000. If SAB 101 becomes effective as currently proposed, the Company expects that it will be required to defer non-refundable license fees recorded in prior years and recognize the related revenue over future periods. As a result, the Company expects to report a change in accounting policy with respect to revenue recognition in connection with the implementation of SAB 101 during the fourth quarter of 2000. The change in accounting policy will be reflected as of January 1, 2000 to give effect to the cumulative impact from all prior periods. Further, the quarters of the year 2000 will be restated to give effect to the new accounting policy's impact on the current year. The Company is currently evaluating what impact the adoption of SAB 101 may have on its financial condition and results of operations, and there can be no assurance that such impact will not be material.

PART  II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on September 6, 2000.

         (c) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

                  NAME                      VOTES FOR                  VOTES WITHHELD
                  ----                      ---------                  --------------
                  Herbert J. Conrad         48,574,515                 360,058
                  Sim Fass                  48,573,375                 361,198
                  Carl Kaplan               48,312,877                 621,696
                  Allan Rosenfield          48,572,915                 361,658
                  David Tendler             48,574,515                 360,058
                  Virgil Thompson           48,570,415                 364,158
                  Dan Tolkowsky             48,572,897                 361,676
                  Faye Wattleton            48,570,615                 363,958
                  Herbert Weissbach         48,461,124                 473,449


Item 5. OTHER INFORMATION

         BTG is currently in a dispute with Serono Laboratories, Inc. ("Serono") relating to a 1998 co- promotion agreement with respect to Serono's recombinant human growth hormone product, Saizen(R). Serono is contesting BTG's termination of that agreement in 1999 and asserting that a non-compete provision, which BTG maintains expired in mid-2000, if it is applicable at all, should continue until April 30, 2002. In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG's position on these issues. Serono has commenced an action against BTG in Massachusetts to enforce the agreement. The New Jersey court denied Serono's motion to dismiss the New Jersey action and enjoined Serono from pursuing its action in Massachusetts. The New Jersey court also denied BTG's motion for summary judgment.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  27       Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                  None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   BIO-TECHNOLOGY GENERAL CORP.
                            (Registrant)



                   By:      /s/ SIM FASS
                            ------------
                            Sim Fass
                            Chairman and Chief Executive Officer
                            (Principal Executive Officer)



                            /s/ YEHUDA STERNLICHT
                            ---------------------
                            Yehuda Sternlicht
                            Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)


Dated : November 13, 2000