Form 10-K
period 2000-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2001-03-30
CIK 722104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

                           YES  X         NO
                              ----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 16, 2001 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$348,955,153. Common Stock outstanding as of March 16, 2001: 54,824,876 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

     We are engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including eight products that have received regulatory approval for sale, of which seven are currently being marketed. Additionally, we have four products in registration or clinical trials and several products in pre-clinical development. We distribute our products on a worldwide basis primarily through a direct sales force in the United States and primarily through third-party license and distribution relationships elsewhere. We pursue the development of both products with broad markets as well as products with specialized niche markets where we can seek Orphan Drug designation and potential marketing exclusivity.

         Our approved products are:

                  o OXANDRIN(R) (oxandrolone) for the treatment of weight loss due to severe trauma, chronic infection, extensive surgery or unknown pathophysiology, which is primarily marketed in the United States and which, to date, has been primarily used to treat weight loss in AIDS patients;
                  o BIO-TROPIN(TM) (human growth hormone), which is currently being marketed in Japan and in several countries in Europe, Latin America, the Far East and in Israel for the treatment of growth hormone deficiency in children or Turner syndrome;
                  o BIOLON(R) (sodium hyaluronate), which is currently marketed in the United States and in several other countries in North and Latin America, Europe, Asia, Africa, the Far East and in Israel for the protection of the corneal endothelium during ophthalmic surgery procedures such as cataract removal and intraocular lens implantation;
                  o DELATESTRYL(R) (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty;
                  o MIRCETTE(R), an oral contraceptive dosing regimen that is currently being marketed in the United States;
                  o SILKIS(R), a vitamin D derivative, which is currently approved in nine European countries for the topical treatment of recalcitrant psoriasis and marketed in Germany, Switzerland, The Netherlands and Brazil;
                  o BIO-HEP-B(TM), a third generation recombinant vaccine against hepatitis B virus, which is currently approved and marketed in Israel; and
                  o BIO-HY(TM) (sodium hyaluronate) for osteoarthritis, which is currently approved in the European Union, where marketing is expected to begin in the second half of 2001 under the name ARTHREASE(TM).

         BTG's products in registration or advanced stages of clinical testing and development include recombinant insulin for diabetes; FIBRIMAGE(R), a thrombus imaging agent; OXSODROL(TM) (human superoxide dismutase) for the reduction in the incidence of reactive airways (I.E., asthma) in premature infants; and PROSAPTIDE(TM), for the treatment of neuropathic pain associated with diabetic peripheral neuropathy.

         Our research and development focus includes PURICASE(R) for allopurinol-resistant gout patients; a cancer therapy drug to treat leukemia; and the development of generic versions of biologics that will be going off patent.

         BTG was founded in 1980 to develop, manufacture and market novel therapeutic products. BTG's overall administration, business development, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. ("BTG-Israel"), our wholly-owned subsidiary in Rehovot, Israel.

PRODUCTS AND APPLICATIONS

         Our products under commercialization are currently being marketed by third parties, with the exception of OXANDRIN, which we are co-marketing with a third party in the United States, and DELATESTRYL, which we are marketing on our own in the United States. In addition, BTG is marketing BIO-TROPIN, BIOLON and BIO-HEP-B, and intends to market OXANDRIN, SILKIS and ARTHREASE, on its own in Israel. The following table presents information regarding BTG's principal products:


                    PRODUCT                          INDICATION/APPLICATION                     STATUS
 ----------------------------------------------- ------------------------------ ---------------------------------------

 PRODUCTS UNDER COMMERCIALIZATION:
 ----------------------------------------------------------------------------------------------------------------------

 OXANDRIN                                        Involuntary weight loss        Commercial sales (United States and
 (oxandrolone)                                                                  various other countries)
 ----------------------------------------------------------------------------------------------------------------------
 BIO-TROPIN                                      Growth hormone deficiency in   Commercial sales (Japan, Europe and
 (human growth hormone)                          children and Turner syndrome   various other countries)
 ----------------------------------------------------------------------------------------------------------------------
 BIOLON                                          Injectable viscous solution    Commercial sales  (Worldwide)
 (sodium hyaluronate)                            for ophthalmic surgical
                                                 procedures
 ----------------------------------------------------------------------------------------------------------------------
 DELATESTRYL                                     Hypogonadism                   Commercial sales (United States)
 (injectable testosterone)
 ----------------------------------------------------------------------------------------------------------------------
 MIRCETTE                                        Reduced pregnancy risk         Commercial sales (United States)
 (oral contraceptive dosing regimen)
 ----------------------------------------------------------------------------------------------------------------------
 SILKIS                                          Anti-psoriasis/contact         Commercial sales (Germany,
 (vitamin D derivative)                          dermatitis agent/other skin    Switzerland, The Netherlands, Brazil)
                                                 disorders
 ----------------------------------------------------------------------------------------------------------------------
 BIO-HEP-B                                       Hepatitis-B vaccine            Commercial sales (Israel)
 ----------------------------------------------------------------------------------------------------------------------
 BIO-HY                                          Osteoarthritis                 Approved for sale (Europe)
 ----------------------------------------------------------------------------------------------------------------------
 ----------------------------------------------------------------------------------------------------------------------

 PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:
 ---------------------------------------------

 INSULIN                                         Diabetes                       Development (most countries of the
                                                                                world); Registration (Poland and
                                                                                several other East European countries)
 ----------------------------------------------------------------------------------------------------------------------
 FIBRIMAGE                                       Diagnostic for locating deep   Phase III clinical trials (Canada)
 (thrombus-imaging agent)                        vein thrombus
 ----------------------------------------------------------------------------------------------------------------------
 OXSODROL                                        Reduction in the incidence     Phase II clinical trials
 (human superoxide dismutase)                    of reactive airways (I.E.,
                                                 asthma) in premature
                                                 infants
 ----------------------------------------------------------------------------------------------------------------------
 PROSAPTIDE                                      Treatment of neuropathic       Phase II clinical trials
                                                 pain associated with
                                                 diabetic peripheral
                                                 neuropathy
 ----------------------------------------------------------------------------------------------------------------------
 ----------------------------------------------------------------------------------------------------------------------


                    PRODUCT                          INDICATION/APPLICATION                     STATUS
 ----------------------------------------------- ------------------------------ ---------------------------------------

 PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:
 ----------------------------------------------------------------------------------------------------------------------


 ----------------------------------------------------------------------------------------------------------------------
 PURICASE                                        Gout                           Pre-clinical development
 ----------------------------------------------------------------------------------------------------------------------
 BIOGENERICA                                     Generic versions of biologic   Pre-clinical development
                                                 pharmaceutical products
 ----------------------------------------------------------------------------------------------------------------------
 CANCER THERAPY FOR LEUKEMIA                     Leukemia                       Research
 ----------------------------------------------------------------------------------------------------------------------
 ----------------------------------------------------------------------------------------------------------------------

         OXANDRIN (OXANDROLONE)

         BTG's oxandrolone product, trademarked OXANDRIN, is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain. There is growing recognition in the medical community that interventional management of disease-related weight loss (cachexia) is an extremely important facet of patient care. Involuntary weight loss is associated with a relatively wide range of clinical conditions which, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death. Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual's lean body mass (I.E., muscle) is associated with a 20% increase in mortality. At 35% loss of lean body mass, the death rate approaches 100%. Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease. We estimate the incidence of involuntary weight loss in the United States is several million persons each year.

         The causes of involuntary weight loss suffered by persons with a wide variety of chronic and acute diseases are believed to be the result of a number of factors, with inadequate nutrient intake and an altered metabolic state playing central roles. Malnutrition, the pathophysiology of which is frequently unknown, is the one feature common to all weight loss disorders, regardless of etiology. It is generally accepted that anabolic agents promote protein synthesis, which enhances the building of lean body mass and ultimately weight gain. However, because natural androgens, such as testosterone, also possess androgenic or virilizing properties that have undesirable side-effects when used for treating weight loss, particularly in women, potent anabolic and weak androgenic effects are preferable drug properties for the treatment of this condition. Clinical trials have shown that OXANDRIN is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions and that it has low androgenic activity. Unlike many other anabolic agents, OXANDRIN appears to undergo less overall metabolic transformation in the liver, which BTG believes offers a safety advantage over other androgenic/anabolic alternatives that are fully metabolized in the liver and have the potential to cause liver toxicity. Unlike appetite enhancers currently used for treating weight loss, studies indicate that OXANDRIN promotes weight gain primarily through the building of lean body mass rather than fat and water. BTG also believes that OXANDRIN is preferable to human growth hormone for treatment of weight loss because of the ease of administration of OXANDRIN (oral versus injectable) and its lower cost.

         In 1964, the United States Food and Drug Administration ("FDA") approved OXANDRIN for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight. This approval permits the use of OXANDRIN to treat disease-related weight loss other than starvation. G.D. Searle & Company Limited ("Searle"), which originally developed and obtained FDA approval of OXANDRIN, ceased marketing OXANDRIN in the 1980s. Searle now licenses OXANDRIN to, and contract manufactures OXANDRIN for, BTG. With the growing awareness of the importance of combating disease-related involuntary weight loss, BTG decided to re-launch the product on its own under the OXANDRIN tradename. BTG commenced selling OXANDRIN in December 1995 to Gentiva Health Services ("Gentiva") (formerly known as Olsten Health Services), BTG's exclusive distributor in the United States, for all indications under the FDA approval. In May 2000 BTG signed an agreement with the Ross Products Division of Abbott Laboratories to co-market OXANDRIN in the United States.

         Since our launch of OXANDRIN in December 1995, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss. In order to increase market awareness and acceptance of OXANDRIN for the treatment of other disease-related weight loss conditions, BTG has been conducting controlled clinical trials and post-approval clinical studies to provide further clinical support for the use of OXANDRIN for such conditions. To date BTG-sponsored clinical studies at leading institutions have been completed relating to: (i) the effect of OXANDRIN as an adjunct to promote weight gain and hasten the rate of skin regrowth and healing in burn patients and as an adjunct to promote weight gain and hasten healing of decubitus ulcers in malnourished patients; (ii) the use of OXANDRIN for the promotion of weight gain in patients suffering from weight loss due to chronic obstructive pulmonary disease; and
(iii) the effect of OXANDRIN on the incidence of fat redistribution syndrome (lipodystrophy) in HIV-positive patients treated for weight loss. Manuscripts summarizing the results of these studies have been published and others are planned for submission in the near future. We are currently sponsoring clinical trials at leading institutions, including studies of: (i) OXANDRIN for the promotion of weight gain in malnourished cancer patients; (ii) OXANDRIN for the promotion of pre-operative weight gain in patients who undergo flap surgery for closure of intractable decubitus ulcers; and (iii) OXANDRIN for the promotion of weight gain in the frail elderly population.

         In January 1994, BTG obtained approval to market oxandrolone for pediatric growth disorders in Australia. This is the first regulatory approval for the marketing of oxandrolone for pediatric growth disorders anywhere in the world. BTG has granted CSL Limited ("CSL") of Australia exclusive marketing rights for oxandrolone in Australia, New Zealand and the nearby South Pacific region. CSL commenced sales of oxandrolone in Australia in February 1994 under the tradename Lonavar(R).

         In August 1999, OXANDRIN was approved in Israel for the treatment of constitutional delay of growth and puberty ("CDGP"). BTG expects to begin marketing OXANDRIN in Israel during 2001.

         BTG is currently evaluating the opportunity to commercialize OXANDRIN in South Korea, Russia and Azerbaijan, where OXANDRIN has been approved. OXANDRIN is currently being marketed by IPEX MEDICAL AB on a "name patient basis" in Scandinavia.

         BTG has been granted U.S. patents directed to the use of oxandrolone in the treatment of chronic obstructive pulmonary disease and in ameliorating muscle weakness/wasting in HIV-positive patients. BTG has filed patent applications directed to other uses of OXANDRIN that are pending in the United States and other countries.


         BIO-TROPIN (HUMAN GROWTH HORMONE)

         Human growth hormone ("hGH") is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation. A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism. We estimate that current annual worldwide sales of hGH for the treatment of growth hormone deficiency are approximately $1.5 billion, and that geographic distribution of worldwide sales is approximately 25% in North America and 30% in Europe, with the balance in Japan and other countries.

         BTG's scientists first produced hGH by recombinant DNA methods in the early 1980s. As a result of a seven-year Orphan Drug exclusivity period granted to a competitor, followed by extensive and continuing patent litigation with Genentech, Inc. ("Genentech"), which resulted in a preliminary injunction against BTG, we were precluded from marketing BIO-TROPIN in the United States until January 2000, despite the fact that the FDA approved BIO-TROPIN for marketing in the United States in May 1995. In January 2000, the U.S. District Court invalidated Genentech's patent, which would have otherwise expired in 2003, and vacated the preliminary injunction. The appellate court heard Genentech's appeal of the District Court's decision in December 2000. In September

1999 the FDA approved BTG's supplemental application for a new expression system for biosynthesis of BIO-TROPIN that we believe would not violate Genentech's patent if it were reinstituted on appeal. Our human growth hormone is currently being marketed by third parties in Japan and several European and Latin American countries and by us in Israel. See "-Sales and Distribution" and "Item 3. Legal Proceedings."

         In April 1993, JCR Pharmaceuticals Co., Ltd. ("JCR"), BTG's marketing partner in Japan, received regulatory approval for hGH for the treatment of short stature, and began marketing hGH in June 1993. In December 2000, JCR received regulatory approval for the use of BTG's hGH to treat Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are shorter than normal. In January 1995, we granted JCR exclusive distribution rights in The People's Republic of China for all hGH-related pharmaceutical indications. In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"), relating to a marketing alliance for the marketing of hGH in Japan. Under the terms of the agreement memorandum, JCR is supplying Sumitomo with BTG's hGH and Sumitomo commenced distribution in Japan in January 1999, following termination of its agreement to distribute Pharmacia Upjohn Co., Ltd.'s recombinant human growth hormone, Genotropin(TM), at the end of 1998. Upon termination of Pharmacia Upjohn's agreement with Sumitomo, Pharmacia Upjohn began to market Genotropin in Japan on its own.

         In November 1992, BTG entered into an exclusive distribution agreement with the Ferring Group ("Ferring") for the marketing of our human growth hormone for enhancing growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. Sales began during the fourth quarter of 1994, and our hGH is now approved in more than 15 countries in Ferring's territory.

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

         In September 1999, we granted Teva Pharmaceutical Industries Ltd. ("Teva") exclusive marketing rights for hGH in the United States, effective July 2003, when Genentech's patent that was the basis for the preliminary injunction precluding BTG from marketing BIO-TROPIN in the United States was scheduled to expire. In March 2000, we amended our agreement with Teva to grant Teva exclusive marketing rights for hGH in the United States as of July 1, 2000. We are currently engaged in litigation with Serono Laboratories, Inc., a member of The Ares-Serono Group ("Serono"), to determine whether the non-competition provisions of a co-promotion agreement relating to Serono's human growth hormone product, SAIZEN(R), prohibit BTG from supplying hGH to Teva for sale in the United States. If Teva's launch of hGH is enjoined as a result of Serono's dispute with BTG, then BTG's royalty rate will be reduced to compensate Teva for the delay. See "--Sales and Distribution" and "Item 3. Legal Proceedings."

         BTG's human growth hormone is also being sold by third-party distributors in several countries in South America and the Far East. In addition, regulatory approval to market BTG's human growth hormone is pending in several Latin American countries, South Africa and several Pacific Rim countries.

         Our human growth hormone product is currently being marketed by Ferring in Europe and JCR in Japan in conjunction with a needleless delivery device. We have licensed exclusive rights to a needleless delivery device in the United States for use with any human growth hormone product.

         BIOLON (SODIUM HYALURONATE)

         Sodium hyaluronate is a high-viscosity, gel-like fluid. BTG has developed a fermentation-derived sodium hyaluronate-based product, trademarked BIOLON, for use in ophthalmic surgery procedures such as cataract removal and intraocular lens implantation. BIOLON is a syringe filled with a 1% sodium hyaluronate solution that facilitates such surgery by acting as a highly viscous lubricant allowing for surgical manipulation of the ocular tissues.

         Sales of BIOLON commenced in early 1993, and BIOLON is currently approved for sale in the United States and more than 30 other countries. In June 1995, BIOLON was approved as a medical device by the European Union medical device certification body ("mdc"). As a result, a CE mark granted to the product and appearing on the product box allows BTG's partners to freely market BIOLON throughout Europe. We licensed exclusive BIOLON distribution rights in the United States to Akorn, Inc. ("Akorn") in March 1998. Akorn launched BIOLON in the United States in conjunction with Allergan, Inc. in November 1998. In November, 1999, Akorn signed a distribution agreement with Ciba Vision ("Ciba") pursuant to which the product will be marketed under Ciba's private label. In the first quarter of 2000 we halted shipment to the U.S. pending FDA approval of a supplemental application relating to an upgrade in our manufacturing process to conform it to a higher standard of quality implemented by BTG. We resumed shipments to the U.S. in the first quarter of 2001. See "--Sales and Distribution."

         We have completed the development of a second-generation product, BIOLON PRIME(TM), that has a higher viscosity than BIOLON and gives increased support inside the chamber of the eye during the surgical procedure. This product was granted a CE mark in June 1997, and approval was received in Israel in February 1998. The product was approved in Canada and Brazil in July 1999 and September 1999, respectively, and sales commenced in 2000.


         DELATESTRYL (TESTOSTERONE ENANTHATE)

         DELATESTRYL is BTG's injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss. We believe that currently only 100,000 of the approximately 200,000 to 400,000 men in the United States suffering from this condition are undergoing treatment. The product is also prescribed for delayed puberty, which we believe is a treatable condition in approximately 30,000 boys in the United States. BTG acquired the approved New Drug Application ("NDA") and trademark from Bristol-Myers Squibb Company ("Bristol"). Bristol contract manufactures DELATESTRYL for BTG on a purchase order basis, and BTG pays Bristol a fee based on its sales of DELATESTRYL. We began the sale and distribution of DELATESTRYL in mid-1992. See "--Risk Factors--We are dependent on third-party suppliers."


         MIRCETTE (ORAL CONTRACEPTIVE DOSING REGIMEN)

         BTG has acquired a patent to an oral contraceptive dosing regimen that is intended to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting experienced by many women who use conventional low-dose oral contraceptives.

         Organon, Inc. ("Organon"), a subsidiary of AKZO Nobel N.V., has licensed BTG's patented oral contraceptive dosing regimen and has developed a product using this regimen with the progestogen desogestrel. Organon filed an NDA with the FDA in April 1997 and, following receipt of approval in April 1998, began to commercialize the product under the trademark MIRCETTE in the third quarter of 1998. Our license agreement with Organon provides for milestone payments and royalties on sales. Regulatory authorities in Germany and the United Kingdom have declined to approve Organon's desogestrel product using the oral contraceptive regimen as a result of reported higher incidence of thromboembolic disease than competing levonorgestrel oral contraceptive regimens.

         In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of MIRCETTE. Pursuant to its license agreement with Organon, BTG filed a patent infringement suit against Duramed. Duramed is contesting validity and infringement. This action is now in the discovery stage.

         In 2000, we terminated our license of the oral contraceptive dosing regimen to Gynetics Inc. for future use with any one or more progestins other than desogestrel. The license agreement, which was entered into in 1997, provided for an upfront license fee, milestone payments in shares of Gynetics common stock and royalties on sales. Gynetics filed an action contesting BTG's right to terminate the license; however, the court granted BTG's motion to dismiss the action.


         SILKIS (VITAMIN D DERIVATIVE)

         BTG has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives for topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain. The British patent has also been extended to Singapore and Hong Kong. In March 1996, we sublicensed exclusive rights under the patents in the United States to Galderma S.A. ("Galderma"). Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States. The licensee of BTG's rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996. We will receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued. Although the product was approved in The Netherlands and Switzerland in 1995, Galderma elected to change the formulation prior to marketing. Galderma launched SILKIS in Brazil in September 2000 and in Germany, Switzerland and The Netherlands in November 2000.


         BIO-HEP-B (HEPATITIS-B VACCINE)

         BTG has genetically engineered a third generation vaccine against the hepatitis-B virus. Our BIO-HEP-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus. Clinical trials in Israel, the Far East and Europe in adults, children and neonates have been completed and showed the vaccine to be safe and highly immunogenic. We believe the high immunogenicity and initial faster rate of response of our BIO-HEP-B vaccine will provide us with a competitive advantage, particularly in the less developed countries where hepatitis-B is prevalent. The first generation plasma-derived Hepatitis-B vaccine is generally used in less developed countries. We believe, however, that these countries desire an alternative to the plasma-derived vaccine because of fears of viral transmission. In addition, many of these countries are pursuing hepatitis-B immunization programs for all newborns in an effort to substantially decrease the incidence of hepatitis-B.

         BTG's application for approval of its BIO-HEP-B vaccine, which was filed with the Israel Health Ministry in November 1996, was approved in February 2000. This approval, together with a Certificate of Free Sale, has allowed BTG and its licensees to initiate the registration process in many countries worldwide.

         We have licensed marketing rights to SciGen Pte Ltd, a Singapore company ("SciGen"), for the commercialization of the BIO-HEP-B vaccine in certain Pacific Rim territories (excluding Japan) and certain other countries, including The Peoples Republic of China, Australia, New Zealand and India. BTG and SciGen have completed clinical trials in several countries. In December 1997, BTG granted SciGen a license to use the technical information provided by BTG to establish a manufacturing facility to produce the BIO-HEP-B vaccine in India, China or Australia.

         In February 1998, BTG entered into development and licensing agreements with Swiss Serum and Vaccine Institute Berne ("Swiss Serum") with respect to its BIO-HEP-B product in Western Europe, most of Latin America and various other countries. Swiss Serum will purchase vaccine from BTG for distribution, and we will receive milestone payments from Swiss Serum, as well as royalties on sales of the vaccine. Swiss Serum expects to file for regulatory approval in Europe by early 2002.

         We have licensed marketing rights for South Africa and certain other African countries to Afrovax Biological Limited.

         We have been engaged in patent litigation with Biogen, Inc. ("Biogen") relating to Biogen's claim that BTG has infringed Biogen's Israeli patent by virtue of its preparation of BIO-HEP-B for use in clinical trials and Biogen's challenge of the grant of a compulsory license to BTG-Israel to manufacture our vaccine under Biogen's Israeli patent. The Biogen patent and, as a result, the compulsory license, expired in December 1999.
See "Item 3.  Legal Proceedings."


         BIO-HY

         BIO-HY is a fermentation-derived sodium hyaluronate composition developed by BTG for intra-articular injection into the knee to reduce arthritic pain. We conducted a clinical evaluation of BIO-HY versus the market leader to examine the product's efficacy in treating the pain of osteoarthritis. We completed the clinical trial in the second half of 2000 and European approval was obtained from the European Union medical device certification body ("mdc") and a CE mark awarded in November 2000.

         BTG licensed worldwide rights, excluding Israel and Japan, to BIO-HY to DePuy Orthopaedics Inc., a Johnson and Johnson Company ("DePuy"). DePuy expects to commence commercialization of the product in Europe and to file for regulatory approval in the United States by mid-2001. DePuy intends to market BIO-HY under the tradename ARTHREASE.


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

         In January 1999, we entered into a technology transfer and license agreement with Akzo Nobel's wholly owned subsidiary, Diosynth b.v., for our recombinant human insulin. The license grants Diosynth rights to the product in most countries of the world. Under the terms of the agreement, BTG transferred its recombinant human insulin technology to Diosynth and Diosynth will manufacture the product in bulk form for the licensed territory. Another Akzo Nobel subsidiary, Organon, may in certain instances finish the bulk and market it in finished form. BTG will receive license fees linked to the achievement of certain milestones and royalties on all commercial sales of the product.

         In January 1998, BTG entered into a licensing agreement with IBATECH Sp. zo.o., a Polish corporation ("Ibatech"), covering the development, production and commercialization of BTG's recombinant human insulin. Under the agreement, Ibatech and BTG have collaborated on the development of the know-how for large scale manufacturing of BTG's recombinant human insulin for the insulin markets in Poland and several other East European countries. BTG will receive certain milestone payments and royalties on sales of the product in the licensed territories.


         FIBRIMAGE (THROMBUS-IMAGING AGENT)

         FIBRIMAGE (formerly called Imagex) is a novel agent for the detection of thrombi and blood clots in patients suffering from deep vein thrombosis or pulmonary embolism. Deep vein thrombosis, which results from the development of thrombi, causes a reduction in the venous blood flow. Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs. FIBRIMAGE consists of a genetically-engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag. Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. BTG holds patents covering FIBRIMAGE in the United States, in 14 European jurisdictions derived from its European patent, and in Australia, Hungary, Korea, New Zealand and Russia. In August 1994, we licensed worldwide rights to the polypeptide to Merck Frosst Canada Inc. ("Merck Frosst") for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism. Merck Frosst filed an application for an Investigational New Drug ("IND") with the Canadian Bureau of Biologics in April 1996. In September 1997 DRAXIS Health Inc. ("Draxis") acquired the radio-pharmaceutical division of Merck Frosst and all rights to FIBRIMAGE. DRAXIS successfully completed a Phase I study of FIBRIMAGE in Canada in December 1997, and a Phase II study in 1999. In February 2000, Draxis initiated a Phase III efficacy study in Canada.


         OXSODROL (HUMAN SUPEROXIDE DISMUTASE)

         BTG has developed a process for manufacturing a fully active analog of human copper/zinc superoxide dismutase ("SOD"), which neutralizes oxygen free-radicals. Many premature babies are deficient in naturally occurring SOD, and the high concentrations of oxygen that premature babies require are believed to be involved in generating excess oxygen free-radicals in the lungs, causing permanent lung injury at the cellular level. BTG's Phase III clinical efficacy and safety trial related to the use of SOD to prevent bronchopulmonary dysplasia ("BPD"), a chronic lung disease that develops following treatment with oxygen and mechanical ventilation of premature infants who experience respiratory distress, revealed no reduction in the combined incidence of BPD and death at 28 days in neonates treated with OXSODROL. However, preliminary data from earlier Phase I investigations suggested a delayed protective effect in neonates treated with OXSODROL. As a result, BTG, in consultation with the FDA, continued the trial as a Phase II study with preservation of blinded treatment assignments. The incidence of pulmonary and neurologic complications in the placebo and OXSODROL-treated groups was assessed at one year corrected postnatal age. This follow-up study revealed a reduction in the incidence of reactive airways (I.E., asthma) in the OXSODROL-treated babies. BTG is in the process of finalizing plans for additional clinical trials focused on the reactive airways indication and expects to initiate the initial additional trial in the second half of 2001.

         In January 1995, we licensed OXSODROL to JCR for the treatment of BPD in Japan and, in August 1997, we licensed to Ares Trading S.A., a member of The Ares-Serono Group, worldwide distribution rights (excluding the United States, Canada, Israel and Japan) for OXSODROL for the treatment of bronchopulmonary dysplasia and other respiratory indications. Although BTG has elected to discontinue pursuing the BPD indication and to focus on the reactive airways indication, JCR has expressed an interest in continuing with the BPD indication. In August 2000, Serono elected not to continue its participation in the development of OXSODROL and returned worldwide distribution rights to BTG.

         We hold a U.S. patent relating to intratracheal delivery of copper/zinc SOD to protect human lungs from injury due to hyperoxia and hyperventilation and are the exclusive licensee of a U.S. patent directed to the DNA encoding copper/zinc SOD. A U.S. patent assigned to BTG, which is directed to a method for producing enzymatically active human copper/zinc SOD in bacteria, is the subject of an interference action with Chiron Corporation ("Chiron"), which also holds a U.S. patent for bacterially-produced human copper/zinc SOD. A U.S. patent application directed to SOD and assigned to BTG is involved in a second interference with a Chiron patent. We are opposing an Israeli patent application assigned to Chiron that relates to copper/zinc SOD. See "--Risk Factors--We depend upon proprietary technology, which may be difficult to protect " and "Item 3. Legal Proceedings."


         PROSAPTIDE

         Prosaptide, a 14 amino acid peptide derived from the natural protein prosaposin, is being developed to treat neuropathic pain and peripheral neuropathy. Both of these indications cause substantial disability in patients. Neuropathic pain is associated with nerve injury and is a result of metabolic trauma (diabetes), physical trauma (phantom limb pain), infectious trauma (post-polio syndrome) or chemical trauma (chemotherapy). Peripheral neuropathy is a common neurological disorder caused by damage to the peripheral nerves located in the arms, hands, legs and feet, and is the most prevalent complication of diabetes. An estimated 8.8 million diabetics have peripheral neuropathy, while approximately 2.6 million of them have been diagnosed and are symptomatic. Due to the fact that available treatment options for pain associated with diabetic peripheral neuropathy are often unsatisfactory and frequently accompanied by unacceptable side effects, only approximately one-third of patients who are diagnosed and symptomatic are currently treated. We believe that the annual worldwide market potential for Prosaptide in the treatment of diabetic neuropathic pain may be in excess of $800 million.

         A Phase II human clinical trial in Type I and Type II diabetes mellitus demonstrated that Prosaptide effectively decreases pain associated with diabetic peripheral neuropathy without deleterious side effects. BTG plans to initiate a Phase II(b) clinical trial of Prosaptide in 2001 to supplement the findings of this Phase II clinical trial. In addition, in a series of animal studies, Prosaptide was shown to not only alleviate peripheral neuropathic pain but also to reverse the underlying neuropathy, thereby inducing neuronal regeneration and preventing neuronal death. The data from these studies strongly suggest that if these findings are replicated in human clinical trials, there may well be additional potential for Prosaptide in the treatment of diabetic peripheral neuropathy, over and above its demonstrated ability to decrease neuropathic pain. No approved drugs are available to prevent or reverse the neuropathy itself.

         BTG acquired PROSAPTIDE in March 2001 through the acquisition of Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, BTG paid Myelos stockholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of our common stock). An additional future payment of $30 million is contingent upon BTG being in position to file an NDA for FDA approval of PROSAPTIDE in the treatment of neuropathic pain. The acquisition agreement provides for a final payment of 15% of worldwide net sales of PROSAPTIDE in the third year of commercialization. These payments will be made in shares of our common stock, although we have the right to elect to make a portion of these payments in cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisition of Myelos Corporation."

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

         In August 1998 BTG licensed exclusive worldwide rights from Duke University ("Duke") of North Carolina and Mountain View Pharmaceuticals, Inc. ("MVP") to technology relating to polyethylene glycol ("PEG") conjugates of uricase (urate oxidase). Duke has developed recombinant uricases and, together with MVP, has developed PEG conjugates of uricases to make them safer and longer acting. MVP has transferred its PEG technology to BTG, and we will produce PEG conjugates of uricase, undertake clinical trials and commercialize the product. In February 2001 we received Orphan Drug designation for the use of this product in allopurinol-resistant gout patients.

         Toxicology testing of the product has been initiated and clinical studies are expected to commence in the second half of 2001.


         BIOGENERICA(TM)

         Pursuant to a strategic relationship entered into with Teva Pharmaceutical Industries Ltd., BTG is currently pursuing the development of two recombinant human therapeutic proteins chosen by Teva that are currently marketed worldwide by other biotech companies and which are approaching the end of their patent protection. Teva will distribute and market the products. See "--Sales and Distribution."


         CANCER THERAPY

         We are evaluating the use of human monoclonal antibodies that specifically bind to acute myeloid leukemia ("AML") cells for targeting of cytotoxic agents used to treat AML patients. Tissue-selective targeting of therapeutic agents is an emerging discipline in the pharmaceutical industry. Monoclonal antibodies ("Mabs") to tumor associated antigens have been used in attempts to target toxins, radionucleotides and chemotherapeutic conjugates to tumors. BTG has isolated AML cell-specific antibodies. The efficacy of these antibodies coupled to a cytotoxic agent to specifically kill AML cells is being evaluated IN-VITRO and in pre-clinical animal models. Chemical and genetic engineering techniques are being used to enhance the efficacy and selectivity of the antibodies.


SALES AND DISTRIBUTION

         We market our products primarily on a direct basis in the United States and Israel and grant exclusive marketing or distribution rights to third parties for sales in most other countries. BTG has granted Teva exclusive marketing rights to BIO-TROPIN in the United States. Our sales and marketing team in the United States, which we established in the second half of 1995, consisted of 41 people at February 1, 2001. With respect to sales outside the United States, BTG's current distribution arrangements include exclusive relationships with JCR for the sale of BIO-TROPIN in Japan and The People's Republic of China, Ferring for the sale of BIO-TROPIN in Europe and the former Soviet Union, as well as with more than 6 other companies, covering more than 35 countries, for the sale of BIO-TROPIN, approximately 20 companies, covering more than 35 countries, for the sale of BIOLON, Galderma for the sale of SILKIS worldwide, and DePuy for the sale of BIO-HY in all countries worldwide, excluding Israel and Japan.

         In substantially all of BTG's product distribution agreements, BTG grants exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements. Pursuant to these agreements, BTG generally supplies product at a price equal to a percentage of the distributor's net sales price, subject to a minimum price. Regulatory approvals are obtained either by BTG or by its distributors, depending on the product, the territory and the terms of the commercial agreement. BTG is generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third-party patents. See "--Risk Factors--We are dependent on third-party licensees."

         BTG has an agreement with Gentiva, a provider of home health care services and products for chronic and acute care, to serve as BTG's exclusive wholesale distributor of BTG's OXANDRIN and DELATESTRYL products in the United States. Sales of OXANDRIN in 1998, 1999 and 2000 were primarily to Gentiva. See "--Risk Factors--We are dependent on OXANDRIN sales." In May 2000 BTG signed an agreement with the Ross Products Division of Abbott Laboratories to co-market OXANDRIN in the United States for the long-term care market.

         In September 1999, we entered into a Development and Distribution Agreement with Teva pursuant to which we granted Teva exclusive distribution rights in the United States for our hGH product effective July 1, 2003 (subsequently amended to July 1, 2000) and exclusive worldwide distribution rights for up to three generic biologic pharmaceutical products chosen by Teva, although to date Teva has elected to pursue only two products. Under the agreement, BTG is responsible for conducting all development work on the biologic products, conducting any necessary clinical trials, obtaining all necessary regulatory approvals and manufacturing the product. Teva will distribute and market the products once regulatory approvals have been obtained. Upon execution of the agreement a $10 million payment became due to BTG and was received in March 2000. BTG received a milestone payment of $2,500,000 in 2000 and will receive up to an additional $5,000,000 in milestone payments and a royalty based on Teva's net sales of product.

         In 1988 and 1995, respectively, we granted exclusive distribution rights in Japan and The Peoples Republic of China to JCR for all hGH-related pharmaceutical indications. BTG sells bulk product to JCR at a fixed price. BTG is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of any infringement of third-party patents. A substantial portion of our hGH sales has been to JCR. See "Item 3. Legal Proceedings."

         In November 1992, we entered into an exclusive distribution agreement with Ferring for marketing of our human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union. BIO-TROPIN is now available in 17 countries in Ferring's territory. BTG sells finished product to Ferring and receives a percentage of Ferring's net sales. Ferring has the right to purchase bulk product from BTG and formulate, vial and package the product. BTG is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of any infringement of third-party patents.

         BTG has concluded agreements for the commercialization and distribution of BIOLON with several companies covering most countries in Europe and Latin America and several countries in Africa, Asia and the Far East. These agreements provide for license fees and/or royalties and most require minimum guaranteed purchases in the first years after registration and commencement of commercialization.

         In June 2000 BTG granted DePuy exclusive marketing rights to BIO-HY in all countries worldwide except Japan and Israel. Clinical efforts, where required, and applications for regulatory approvals will be undertaken by DePuy in the licensed territory except in Europe, where BTG conducted a Phase III safety and efficacy study of the product. BTG will receive royalties on sales of the product by DePuy.

         In June 1999 BTG terminated its May 1998 co-promotion agreement with Serono Laboratories, Inc., a member of Serono, pursuant to which BTG undertook to promote in the United States to Gentiva Serono's recombinant human growth hormone, SAIZEN(R) (somatropin [r-DNA origin] for injection) for the treatment of children with growth failure due to inadequate levels of growth hormone. Serono has disputed BTG's right to terminate the agreement and is asserting that BTG cannot, by virtue of a non-competition clause, sell hGH in the United States before April 30, 2002. BTG believes that to the extent the non-competition clause is applicable, it expired in June 2000 and in any case does not apply to sales of our hGH by Teva. BTG has filed a declaratory judgment action in state court in New Jersey seeking to have the court confirm BTG's positions with respect to the agreement and the non-competition clause. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".


RESEARCH AND DEVELOPMENT

         We conduct research on potential products for which we have retained future rights for our own account and on behalf of our partners for which we receive certain current payments and, if successful, future payments in the form of royalties or manufacturing rights. At February 1, 2001, our research and development organization comprised 101 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry. These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. Twenty seven hold Ph.D. or M.D. degrees, and several have completed post-doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

         BTG applies to the Chief Scientist of the State of Israel (the "Chief Scientist") annually for research and development funding for its various projects for the coming year. The projects and amount funded each year are within the sole discretion of the Chief Scientist. There can be no assurance that BTG will be able to continue to secure additional funds from the Chief Scientist at the same levels or at all. BTG is obligated to pay royalties to the Chief Scientist for products resulting from research and development partially funded by the Chief Scientist. These royalties range from 3% to 5% on commercial sales, if any, of these products if produced in Israel, up to the amount so funded, and 4% to 6% of commercial sales, if any, if these products are produced outside Israel, up to 120% to 300% of the amount so funded. During 1996, BTG completed payment of its entire obligation for royalties to the Chief Scientist for funding of its human growth hormone development.


MANUFACTURING AND SUPPLY AGREEMENTS

         We currently operate a Good Manufacturing Practices-certified facility in Israel for production of our bulk human growth hormone, BIOLON, BIO-HEP-B, OXSODROL and insulin products, as well as the genetically-engineered portion of the FIBRIMAGE product. We also operate a modern filling suite for our BIOLON syringes which has undergone inspection and was approved by European and U.S. regulatory authorities. Based on these inspections, European Device Approval (CE
Mark) and FDA approval were granted.

         Although a substantial portion of the hGH supplied by BTG to its distributors is in bulk form, BTG also provides distributors with fully packaged product. For these distributors, BTG's bulk human growth hormone is formulated, filled and packed in vials in Germany by Dr. Madaus GmbH, our subcontractor for manufacturing the packaged product. In addition, sterilization of the BIOLON syringe is performed by Mediplast Israel Ltd., our subcontractor for these purposes. We believe that we operate our facilities under, and are in compliance in all material respects with, FDA good laboratory and manufacturing practices.

         In April 1999, BTG purchased an existing building located approximately 12 miles south of its current facility in Israel. A modern production facility meeting FDA GMP requirements for drugs, biologics and devices is under construction. The new facility is designed to allow us to meet all current regulatory requirements and our currently foreseeable manufacturing capacity needs. We expect to complete construction of the facility in the second half of 2001, although there can be no assurance that completion of the new facility will not be delayed. Following completion of construction we will begin the validation process, which we currently expect will take approximately six to nine months for all products.

         Our OXANDRIN product is currently being manufactured for us by Searle, which originally developed the product. Our agreement with Searle provides that Searle will produce and exclusively sell OXANDRIN to BTG. The agreement requires that BTG purchase from Searle 80% of its bulk requirements through April 2001. Thereafter, the agreement is automatically renewed for successive two-year periods during which BTG must purchase at least 50% of its OXANDRIN bulk requirements from Searle, subject to earlier termination under certain circumstances. The agreement provides that Searle will not produce OXANDRIN for any other entity prior to April 2006.

         In addition to a long term exclusive supply agreement with Searle, BTG has an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. ("SPA") covering, if necessary, the supply of oxandrolone to BTG through at least the year 2003, contingent on SPA obtaining certain regulatory approvals. To date SPA has been unable to gain such approvals. As a result, in February 1999, we entered into a supply agreement with Gedeon-Richter Ltd. ("GRL") pursuant to which GRL will supply oxandrolone to BTG on an exclusive basis provided certain annual minimum purchase requirements are met. Should Searle for any reason be unable to supply OXANDRIN to BTG prior to GRL obtaining the necessary approvals, BTG's business, results of operations and financial condition could be materially adversely affected. GRL has advised us that it believes it will obtain the necessary approvals by the end of 2002. Solchem, a former affiliate of SPA, has commenced a declaratory judgment action seeking a determination that it is not a party to the BTG SPA agreement, which binds affiliates of SPA, and therefore is not bound by the non-compete and is free to sell oxandrolone to a generic drug manufacturer. See "--Risk Factors--We are dependent on third-party suppliers" and "Item 3. Legal Proceedings."

         Bristol has manufactured DELATESTRYL for BTG on a purchase order basis following expiration of a supply agreement in December 1997. There can be no assurance that Bristol will continue to honor our purchase orders or that our supply requirements will be satisfied. Additionally, Bristol has from time to time indicated to BTG that it intends to close the facility at which it manufactures DELATESTRYL in June 2001. The need to find a new manufacturer could affect the availability of DELATESTRYL.

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

GOVERNMENTAL REGULATION

         Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our products and our ongoing research and development activities. BTG's policy is to conduct its research and development activities in compliance with current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, and with comparable guidelines in Israel and other countries where we may be conducting clinical trials or other developmental activities. See "--Risk Factors--We are subject to stringent governmental regulation."

         Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug Application ("IND"), human clinical trials and approval of an NDA. European countries generally follow the same procedures. The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of processing applications for new pharmaceutical products. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. These processes are likely to take a number of years and often involve substantial expenditures. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, although their opposition is primarily in the agricultural field. There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to our biotechnology products.

         In addition to the foregoing, BTG's present and future business may be subject to regulation under the United States Atomic Energy Act, Drug Enforcement Agency, Clean Air Act, Clean Water Act, Occupational Safety and Health Act, National Environmental Policy Act, Toxic Substances Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act and similar state and foreign statutes, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.


PATENTS AND PROPRIETARY RIGHTS

         Our scientific staff and consultants are actively working in various areas of biotechnology to develop techniques, microorganisms, processes and products to achieve BTG's commercial aims. BTG protects its intellectual property rights in this work by a variety of means, including filing patent applications in the United States and major industrialized countries. BTG also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. See "--Risk Factors--We depend upon proprietary technology, which may be difficult to protect."

         As of February 1, 2001, BTG was maintaining worldwide approximately 500 granted patents either owned or exclusively licensed by BTG, including 66 patents granted in the United States, 18 patents granted by the European Patent Office ("EPO"), which in turn resulted in the grant of 207 national patents in Europe, and 21 patents granted in Israel. Additionally, approximately 130 patent applications owned or exclusively licensed by BTG are pending in various countries. There can be no assurance that any of the patent applications assigned or licensed to BTG will result in granted patents, or that granted patents will not be circumvented or invalidated. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others' proprietary rights. Such litigation may consume substantial amounts of our resources. See "--Risk Factors--We depend upon proprietary technology, which may be difficult to protect" and "Item 3. Legal Proceedings."

         We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to BTG and, in some cases, related to products and processes being developed by BTG. We cannot presently assess the effect, if any, that these patents may have on our operations. The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on our business or would force us to obtain licenses from others is currently unknown. See "--Risk Factors--We depend upon proprietary technology, which may be difficult to protect."

         To date, BTG has been, or currently is, party to several legal and administrative proceedings relating to its technologies, products and patents and the patents of others. See "Item 3. Legal Proceedings."


INSTITUTIONAL AND GOVERNMENTAL RELATIONSHIPS

         We believe our relationships with research institutions in the United States, Europe and Israel and with the Government of Israel to be important in our research and product development efforts. We believe that these relationships greatly enhance our research and product development efforts, and we intend to develop and maintain relationships with leading universities and research institutions even as we continue to expand our capability to conduct research and product development at our own facilities.

         The State of Israel supports and encourages research and development in the field of high technology, as well as manufacturing for export through programs that provide for research and development funding, export financing, tax benefits and capital investment incentives. BTG's research and development activities in Israel through BTG-Israel enable us to take advantage of these programs. There can be no assurance, however, that such programs will continue.


OPERATIONS IN ISRAEL

         BTG's primary research and development and production activities are conducted in Israel and are affected by economic, military and political conditions there. Israel has been involved in a number of armed conflicts with its bordering countries. During the course of military operations, Israel's military reserves, which include a number of our employees and executives, may be called up. To date, we have been able to continue our research and development and production activities during periods of military mobilization, although there can be no assurance that such activities could be continued in the event of future hostilities. See "--Risk Factors--Our business may be adversely affected by developments in Israel."

         Because BTG-Israel is involved in a technological industry and is an exporter of Israeli goods, BTG has enjoyed the benefits of certain programs promulgated by the Government of Israel in order to encourage the development of technology and export of Israeli products. However, there can be no guarantee that these programs will continue.


COMPETITION

         Therapeutic drug development is conducted by numerous companies throughout the world. Competition is intense in the product areas in which BTG has focused its efforts. Significant competition comes from independent, dedicated biotechnology companies as well as from large, established pharmaceutical companies. The primary competitive factors in this field are the ability to attract and retain highly qualified scientists and technicians, to create and maintain scientifically advanced technology during a period of rapid technological development and to develop proprietary products or processes.

         The principal parameters influencing competition are the efficacy of products and their production processes, the patent protection available for such products, the timing of commercialization vis-a-vis competitors' products and, to a limited extent, price. BTG's competitive position in the industry varies on a product-by-product and country-by-country basis depending upon the efficacy of BTG's products as compared to competing products, the scope of patent protection in each country for BTG's products as compared to competing products, whether BTG's product is the first such product to be commercialized and, where there are a number of similar products, the price of BTG's product as compared to its competitors' products, and the relative strength of BTG's partner in said territory.

         Many of our current competitors have significantly greater financial and organizational resources than us. Since technological developments are expected to continue at a rapid pace in the biotechnology industry, the successful development of BTG's products will be dependent upon its ability to maintain a competitive position with respect to its technology. See "--Risk Factors--We operate in a highly competitive market and our competitors may develop alternative technologies and products."

         We are currently seeking to expand our operations and product pipeline through the acquisition of businesses, products and/or technologies. We face significant competition for acquisitions, which could adversely affect our ability to expand our operations and product pipeline. See "--Risk Factors--We are seeking to expand through acquisition, which entails risks."


EMPLOYEES

         As of February 1, 2001, we had 325 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing activities, including 40 who hold Ph.D. or M.D. degrees. In addition, we have consulting arrangements with scientists at various institutions and universities in the United States and Israel.

         BTG's ability to develop marketable products and to establish and maintain its competitive position in light of technological developments will depend, in part, on its ability to attract and retain qualified scientific, marketing and management personnel. Competition for such personnel is intense.

         None of BTG's employees is represented by a labor union and BTG has experienced no work stoppages. We believe our relations with our employees is good and we have experienced a low turnover rate among our employees.


RISK FACTORS

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements regarding BTG's expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and the biopharmaceutical industry, and involve known and unknown risks, uncertainties and other factors that may cause BTG's results, levels of activity, performance or achievements to be materially different from the results, levels of activity, performance or achievements expressed or implied in or contemplated by these forward-looking statements. Accordingly, stockholders must recognize that BTG's actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below. Stockholders should not place undue reliance on these forward-looking statements.

         The forward-looking statements speak only as of the date on which they are made, and BTG undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We are dependent on OXANDRIN sales.

         Sales of OXANDRIN in 1998, 1999 and 2000 amounted to approximately $40.5 million, $24.9 million and $32.2 million, respectively, representing 59%, 40% and 52%, respectively, of BTG's total product sales in those periods. In April 1999 Gentiva began to reduce its purchases of OXANDRIN in order to reduce the amount of OXANDRIN inventory it carried as a result of a slowing in the rate of increase of OXANDRIN prescriptions. Gentiva finished this inventory reduction in May 2000, and is now purchasing, on a monthly basis, an amount of OXANDRIN equal to the average end-user (I.E., wholesaler) sales during the preceding three months. Gentiva's reduction in OXANDRIN inventory adversely affected the growth in BTG's revenues and sales and BTG's results of operations in 1999 and 2000. There can be no assurance that Gentiva will not determine to further reduce its OXANDRIN inventory levels.

         Since BTG's launch of OXANDRIN in December 1995 through December 2000, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss. However, the rate of growth in the AIDS-related weight loss market has slowed substantially, and there can be no assurance that it will continue to grow in the future. Our failure to continue to increase our sales in the AIDS-related weight loss market or to expand into other markets could have a material adverse effect on our business. OXANDRIN sales have experienced rapid growth in December 2000 and the first quarter of 2001 as a result of the commencement by the Ross Products Division of Abbott Laboratories of the marketing of OXANDRIN to the long-term care market. There can be no assurance that demand for OXANDRIN in this market will continue.

         OXANDRIN is facing increasing competition from other products, including human growth hormone, and there can be no assurance that sales of OXANDRIN will continue to increase. A substantial number of users of OXANDRIN are patients with AIDS and as more successful treatments for this disease, such as protease inhibitors, are developed, the need to use OXANDRIN by these patients may be reduced. Although BTG is working to expand the use of OXANDRIN to treat other conditions covered by the product's current FDA approval, such as the treatment of involuntary weight loss associated with burns, non-healing wounds, chronic obstructive pulmonary disease and cancer, there can be no assurance that BTG will be successful in its efforts. Additionally, there are no patents covering the use of OXANDRIN and there can be no assurance that others will not introduce an oxandrolone product.

We are dependent on third-party suppliers.

         BTG is dependent on third parties for the manufacture of OXANDRIN and DELATESTRYL and the filling and vialing of its BIO-TROPIN product. Although BTG is a party to an exclusive supply arrangement with Searle, covering the supply of OXANDRIN to BTG through 2003, and an agreement with GRL, there can be no assurance that Searle will continue, or that GRL will be able, to provide BTG with sufficient supplies of OXANDRIN to satisfy its future needs. Bristol has manufactured DELATESTRYL for BTG pursuant to an agreement which expired in December 1997. There can be no assurance that Bristol will continue to honor BTG's purchase orders or that BTG's supply requirements will be satisfied. Additionally, Bristol has from time to time indicated to BTG that it intends to close the facility at which it manufactures DELATESTRYL in June 2001. Our need to find a new manufacturer could affect the availability of DELATESTRYL. In addition, BTG is dependent on Dr. Madaus GmbH ("Dr. Madaus") to fill and vial our BIO-TROPIN product.

         A shutdown in any of the manufacturing facilities utilized by BTG's suppliers due to technical, regulatory or other problems, resulting in an interruption in supply of products, could significantly delay the manufacture of one or more of our products, which could have an adverse impact on our financial results. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. The FDA's current Good Manufacturing Practices are extensive regulations governing the manufacturing process, stability testing, record-keeping and quality standards. Because the suppliers of key components and materials must be named in an NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. In the event of any interruption in supply from Searle, GRL, Bristol or Dr. Madaus due to regulatory reasons, processing problems, capacity constraints or other causes, alternative manufacturing arrangements may not be available on a timely basis, if at all. Any failure of Searle, GRL, Bristol or Dr. Madaus to fulfill its obligations to BTG could have a material adverse effect on our business, results of operations and financial condition. See "--Manufacturing and Supply Agreements."

We are dependent on third-party licensees.

         BTG is dependent on third-party licensees to distribute its products outside the United States and Israel and to distribute certain of its products in the United States. These arrangements typically provide our licensees with certain rights to manufacture and market specified products developed using our proprietary technology, subject to an obligation to pay royalties to us based on any future product sales or to purchase product from us, and require the licensee to conduct required clinical trials and obtain any necessary regulatory approvals. The success of these arrangements depends on each licensee's own financial, competitive, marketing and strategic considerations, which include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others. Furthermore, the amounts of any payments to be received by BTG under its license agreements from sales of product by licensees will be dependent on the extent to which its licensees devote resources to the development and commercialization of the products. Although we believe our licensees have an economic motivation to commercialize their products, we have no effective control over the licensees' commercialization efforts.

         BTG's business strategy with respect to its products under development includes finding larger pharmaceutical companies to collaborate on the research, development and commercialization of certain products. In trying to attract corporate partners to collaborate in the research, development and commercialization process, BTG faces serious competition from other biopharmaceutical companies and the in-house research and development staffs of the larger pharmaceutical companies. If BTG is unable to enter into arrangements with corporate partners, its ability to proceed with the research, development and commercialization of its products may be severely limited. Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to enter into collaborations with BTG's competitors for products addressing the same medical conditions addressed by BTG's products. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on BTG's product candidates or terminate its collaborative arrangement with BTG in order to focus on these other prospects.

We depend upon proprietary technology, which may be difficult to protect.

         BTG's success will depend, in part, on its ability to obtain patent protection for its technology (including use of its products), preserve trade secrets and operate without infringing the proprietary rights of third parties. The patent positions of pharmaceutical and biopharmaceutical companies are highly uncertain and involve complex legal and factual questions. Patent disputes are frequent and costly, can delay or preclude the commercialization of products and could subject BTG to significant liabilities to third parties. Many biopharmaceutical companies have employed intellectual property litigation as a way to gain a competitive advantage.

         BTG has developed patentable technology and proprietary know-how and has acquired from various universities and institutions certain basic technologies, as to which either patents have been issued or patent applications are pending. There can be no assurance that patent applications will result in issued patents, that the claims allowed in such issued patents will be sufficiently broad to protect our proprietary rights or that patents will not be challenged, circumvented or invalidated or that rights granted pursuant to such patents will provide competitive advantages to BTG. Because patent applications are maintained in secrecy for a period of time after filing, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. BTG also relies on trade secrets, proprietary know-how and technological innovation that it seeks to protect with confidentiality agreements with its employees, consultants and licensees. There can be no assurance that these agreements will not be breached, that BTG will have adequate remedies for any breach or that BTG's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

         BTG's commercial success will also depend in part on our not infringing patents or proprietary rights of third parties. A number of companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that relate to our business, and such entities may file applications for or be issued patents in the future with respect to technology potentially necessary or useful to BTG. Some of these technologies, applications or patents may conflict with BTG's technologies and existing or future patents, if any, or patent applications. Such conflict could limit the scope of patents that BTG has obtained or may obtain in the future or result in patent applications failing to issue as patents. In addition, if third parties obtain patents which cover our activities, there can be no assurance that BTG would be able to license such patents on reasonable terms, or at all, or be able to license or develop alternative technology on a timely basis, or at all. As more patents are issued to third parties, the risk that BTG's products and activities may give rise to claims that they infringe the patents of others increases. In addition, the presence of patents or other proprietary rights belonging to other parties may lead to the termination of research and development of a particular product.

         BTG has in the past been, is currently and may in the future be involved in litigation and administrative hearings to determine the validity and scope of its and others' patents and proprietary rights. Such litigation and administrative proceedings have to date required, and may in the future require, a significant commitment of our resources. Any such commitment may divert resources from other areas of BTG's business. See "Item 3. Legal Proceedings."

The successful development of pharmaceutical products is highly uncertain.

         Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond BTG's control. Products that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, but not limited to:

               o they may be found to be ineffective or to have harmful side effects in preclinical or clinical testing;
               o they may fail to receive necessary regulatory approvals;
               o they may turn out to be uneconomical because of manufacturing costs or other factors; or
               o they may be precluded from commercialization by the proprietary rights of others or by competing products for the same indication.

Success in preclinical and early clinical trials does not ensure that large-scale trials will be successful. Data obtained from preclinical and clinical trials are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Many biopharmaceutical companies, including BTG, have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in preclinical and early human testing.

         BTG is currently seeking to expand its product pipeline through the acquisition of businesses, products and/or technologies. The acquisitions that BTG is currently able to pursue in general involve products that are still in clinical trials and, therefore, face the risks discussed above. To the extent BTG uses its cash resources, incurs debt and/or issues shares of its common stock in these acquisitions but the acquired product cannot be commercialized, BTG's business and prospects could be adversely affected.

         The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and is dependent upon a number of factors, many of which are outside our control, including the rate of patient enrollment. Patient enrollment is a function of several factors, including the size of the patient population and the proximity of patients to clinical sites. Delays in patient enrollment could result in increased costs and delays in completion of the clinical trials. In addition, preclinical and clinical trials must meet regulatory and institutional requirements.

         The principal factors affecting BTG's research and development expenses include the number of and outcome of clinical trials currently being conducted by it and/or its collaborators, the number of products in development and later stage research and future levels of revenue.

We have limited manufacturing capacity.

         The manufacture of BTG's products involves a number of technical steps and requires meeting stringent quality control specifications imposed by governmental regulatory bodies and by BTG itself. Further, such products can only be manufactured in facilities approved by the applicable regulatory authorities. As a result, BTG may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at its facilities. In the event of a natural disaster, equipment failure, strike, war or other difficulty, BTG may be unable to manufacture its products in a manner necessary to fulfill demand. BTG's inability to fulfill demand may permit its licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves. Additionally, if BTG does not receive regulatory approval for its new facility, it would likely be unable to meet the anticipated increased demand for its products, which would have a material adverse effect on BTG's business, results of operations and financial condition. Any substantial delay in obtaining regulatory approval for its manufacturing processes and facilities could also have a material adverse effect on BTG.

         BTG is dependent on third parties to manufacture all or a portion of certain of its products. See "--We are dependent on third-party suppliers."

We have limited marketing capability and experience.

         BTG established a sales and marketing force in the United States during the second half of 1995 to promote distribution of OXANDRIN and other BTG products in the United States. With respect to territories outside the United States, BTG does not yet have an established sales force and relies on third parties to market its products. There can be no assurance that our marketing strategy will be successful. BTG's ability to market its products successfully in the future will be dependent on a number of factors, many of which are not within its control. See "--We are dependent on third-party licensees."

We are seeking to expand through acquisitions, which entails risk.

         BTG is currently seeking to expand its operations and product pipeline through the acquisition of businesses, products and/or technologies. Expansion through acquisition involves several risks. In order to consummate an acquisition, BTG might issue additional equity, which would dilute current stockholders' percentage ownership, incur substantial debt and/or assume contingent liabilities. BTG may not be able to successfully integrate any acquired business, product and/or technology without a significant expenditure of operating, financial and management resources, if at all. In addition, acquired businesses may not at the time of acquisition be profitable, and acquired products may require substantial additional research and development and clinical trials before they can be commercialized, all of which could adversely affect BTG's results of operations and financial position. Potential products acquired at an early stage of development may fail to reach the market for numerous reasons, including those set forth above under "--The successful development of pharmaceutical products is highly uncertain." To the extent we acquire technology that is not fully commercially developed and has no alternative future use at the time of acquisition, we will be required to write-off immediately the fair market value of such technology, which will adversely affect our results of operations. Further, recently proposed changes in accounting for acquisitions as a result of a proposal to eliminate "pooling-of-interests" accounting could adversely affect BTG's results of operations.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

         BTG's revenues and expenses have in the past and may in the immediate future continue to display significant variations, which variations have caused our operating results to vary significantly from quarter to quarter and year to year. These variations are due to a variety of factors, including:

               o the amount and timing of product sales,
               o the timing of the introduction of new products,
               o the timing and realization of milestone and other payments from licensees,
               o the timing and amount of expenses relating to research and development, product development and manufacturing activities,
               o the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and
               o any charges related to acquisitions.

Because many of BTG's expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect BTG's earnings until revenues can be increased or expenses reduced. In 1999 and the first five months of 2000, BTG's revenues and earnings were adversely affected by Gentiva's decision to reduce the amount of OXANDRIN inventory it carried as a result of a slowing in the rate of increase of OXANDRIN prescriptions. In addition, BTG anticipates that an amount in excess of the purchase price paid at closing will be written off in the first quarter of 2001 as "in process research and development", because the technology acquired in the acquisition was not fully commercially developed and had no alternative future use at the time of the acquisition. This will adversely affect our results of operations for the first quarter and full year of 2001. Because of fluctuations in revenue and expenses, it is possible BTG's operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of BTG common stock to decline. We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may be unable to obtain any additional capital needed to operate and grow our business.

         The development and commercialization of products requires a substantial amount of funds. In addition, we may require cash to acquire businesses, products and/or technologies. Our cash requirements are currently satisfied primarily through product sales and contract fees. Historically, cash requirements were satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects, mainly through the office of its Chief Scientist, and (v) equity and debt financings. There can be no assurance that these financing alternatives will be available in the future to satisfy our cash requirements. We believe that our current cash resources, together with anticipated product sales, scheduled payments to be made to us under our current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels, will be sufficient to fund our ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.

         The satisfaction of our future cash requirements will depend in large part on the status of commercialization of our products, our ability to enter into additional research and development and licensing arrangements, and our ability to obtain additional equity investments, if necessary. There can be no assurance that BTG will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. If additional funds are raised by issuing equity securities of BTG, dilution to existing stockholders may result. If additional funds are raised through the issuance of debt securities or borrowings, BTG may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to operate our business. If adequate funds are not available, BTG may be required to significantly curtail one or more of its commercialization efforts or research and development programs or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

We are subject to stringent governmental regulation.

         BTG is subject to stringent regulation with respect to product safety and efficacy by numerous governmental authorities in the United States and other countries. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use. All of BTG's products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA are substantial. The approval process applicable to products of the type being developed by BTG usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures. BTG and its licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of its products, BTG is required to conduct preclinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target disease. The timing of completion of clinical trials is dependent upon a number of factors, many of which are outside our control. In addition, BTG and its partners may encounter delays or rejections based upon changes in the policies of regulatory authorities.

         Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of BTG's or its licensees' products. Failure to obtain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude BTG or its licensees from marketing their products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introduction by BTG and thereby have a material adverse effect on BTG's results of operations, liquidity and financial condition. Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.

         Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of BTG's products and its ongoing research and development activities. The timing of regulatory approvals is not within our control. To date, the length of time required to obtain regulatory approval of genetically-engineered products has been significantly longer than expected, both for BTG and the biotechnology industry in general. These delays have had and, if they continue, could have a material adverse effect on our results of operations and financial condition. We believe that these delays have in the past negatively impacted our ability to attract funding and that, as a result, the terms of such financings have been less favorable to us than they might otherwise have been had BTG's product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization. As a result, BTG has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if BTG had commercialized the products on its own.

         Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions and criminal prosecutions. Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional governmental requirements may be established that could prevent or delay regulatory approval of our products.

We are subject to uncertainties regarding healthcare reimbursement and reform.

         BTG's ability to successfully commercialize human therapeutic products depends in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available for BTG to maintain price levels sufficient for the realization of an appropriate return on its investment in product development. Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for use of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our healthcare products, the market acceptance of these products would be adversely affected. In addition, in recent years a number of federal and state healthcare reform proposals have been introduced to contain healthcare costs. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business.

         Regulatory approval of prices is also required in most countries outside the United States. In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell the product for more than a certain price in that country. There can be no assurance that the establishment of a price in one European country will not have the practical effect of requiring our marketing partners to sell the product in other European countries at no higher than such price. Because BTG generally supplies product to its marketing partners for a specified percentage of net sales, there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on our investment in its products or even cover our manufacturing costs for such product.

We operate in a highly competitive market and our competitors may develop alternative technologies and products.

         The pharmaceutical and biotechnology industries are intensely competitive, and the technological areas in which we work continue to evolve at a rapid pace. Our future success depends upon maintaining our ability to compete in the research, development and commercialization of products and technologies in our areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities and experience and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.

         Our competitors may develop products that are superior to those we are developing. Rapid technological development may result in our products or processes becoming obsolete before marketing of these products or before we recover a significant portion of the research, development and commercialization expenses incurred with respect to those products.

         Our products must compete with others to gain market acceptance and market share. An important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Significant competitive factors include:

                    o capabilities of our collaborators,
                    o product efficacy and safety,
                    o timing and scope of regulatory approval,
                    o product availability,
                    o marketing and sale capabilities,
                    o reimbursement coverage from insurance companies and
               others,
                    o the amount of clinical benefit of our product candidates relative to their cost,
                    o the method of administering a product,
                    o price, and
                    o patent protection.

         Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do. Our competitors' achievement of any of these goals could have a material adverse effect on our business. These companies also compete with BTG to attract qualified personnel and to attract third parties for acquisitions, joint ventures or other collaborations.

We may be unable to obtain and retain skilled personnel.

         We are dependent upon the efforts of our officers, scientists and other employees. The loss of certain of these key employees could materially and adversely affect our business. Our business is dependent upon our ability to attract and retain qualified research and managerial personnel. There is a great deal of competition for the limited number of scientists with expertise in the area of BTG's operations. We do not maintain, and have no current intention of obtaining, "key man" life insurance on any of our employees. We cannot assure you that we will be successful in hiring or retaining the personnel we require for continued growth. The failure to hire and retain such personnel could materially adversely affect our business.

Our business may be adversely affected by developments in Israel.

         BTG's primary research, development and production activities are at this time conducted in Israel by its wholly-owned subsidiary BTG-Israel and can be affected by economic, military and political conditions in that country and in the Middle East in general.

         BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of BTG's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the Israeli consumer price index) was approximately 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 18% and less than 1%, respectively, in these periods. In 2000 there was no change in the consumer price index and the Shekel's value in relation to the U.S. dollar increased by approximately 3%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars in 1998, but an increase in these costs in U.S. dollar terms in 1999 and in 2000. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

We may incur substantial product liability.

         The testing and marketing of BTG's products entail an inherent risk of product liability and associated adverse publicity. Pharmaceutical product liability exposure could be extremely large and pose a material risk. Although BTG has so far been able to obtain indemnification from pharmaceutical companies commercializing its products, there can be no assurance that other such companies will agree in the future to indemnify BTG for other of BTG's products or that such companies will, if obligated to do so, have adequate resources to fulfill their indemnity agreements. Further, to the extent BTG elects to test or market products independently, it will bear the risk of product liability directly. BTG presently has $15,000,000 of product liability insurance coverage in place. There can be no assurance that we will be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against BTG could substantially reduce or eliminate any stockholders' equity BTG may have and could have a significant adverse impact on the BTG's business.

Our stock price may be volatile.

         The market prices for securities of biopharmaceutical companies, including BTG, have been volatile, and it is likely that the price of our common stock will fluctuate in the future. Factors such as announcements of technological innovations or new commercial products by BTG or its competitors, announcements by BTG or its competitors of results in preclinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, period-to-period fluctuations in financial results and market conditions in general may have a significant impact on the market price of our common stock. The stock market has also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of the securities of biopharmaceutical companies, securities class action litigation has often been instituted against these companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business.

         In addition, the market price of our common stock could be adversely affected by future exercises of outstanding options and the issuance of common stock in acquisitions of businesses, products and/or technologies. At December 31, 2000 options to purchase an aggregate of approximately 7,052,000 shares of common stock were outstanding. A substantial portion of these options have exercise prices below the current market price of the common stock. Additionally, all of the shares of common stock issuable upon exercise of these outstanding options have been registered under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction. We have also agreed to register the approximately 2,344,700 shares of common stock we issued in the acquisition of Myelos. The sale of a significant amount of these shares at one time could adversely affect the market price of our common stock. In addition, BTG may issue additional stock, warrants and/or options to raise capital or complete acquisitions in the future. BTG may also issue additional securities in connection with its employee benefit plans. During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the common stock. The exercise of such options and warrants may have an adverse effect on the market value of the common stock. The existence of such options and warrants may adversely affect the terms on which BTG can obtain additional equity financing. To the extent the exercise prices of such options and warrants are less than the net tangible book value of the common stock at the time such options and warrants are exercised, BTG's stockholders will experience an immediate dilution in the net tangible book value of their investment. Further, the future sale of a substantial number of shares of common stock by existing stockholders and option holders may have an adverse impact on the market price of the common stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

Effecting a change of control of BTG could be difficult, which may discourage offers for shares of our common stock.

         Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent an attempt by a third party to acquire control of us. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third party who owns 15% or more of our common stock. This provision does not apply if:

                    o our Board of Directors approves of the transaction before the third party acquires 15% of our stock,
                    o the third party acquires at least 85% of our stock at the time its ownership goes past the 15% level, or
                    o our Board of Directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

         We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the Board of Directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. The plan thus makes an acquisition much more costly to a potential acquirer.

         Our certificate of incorporation also authorizes us to issue up to 4,000,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. While our Board of Directors has no current intentions or plans to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and key personnel of the Company are as follows:


Name                                                  Age          Positions
-------------------------------------------        ---------       -------------------------------------------------------
Sim Fass ................................             59           Chairman of the Board, Chief Executive Officer
                                                                   and Treasurer; President of BTG-Israel; Director

Norman Barton, M.D., Ph.D................             53           Senior Vice President--Chief Medical Officer

Zvi Ben-Hetz.............................             55           Vice President--Operations and Logistics,
                                                                   BTG-Israel

Leah Berkovits...........................             52           Vice President--Administration and Corporate
                                                                   Communications

Lawrence Brown...........................             42           Vice President--Business Development

Thomas Ekhardt Dr.sc.nat.................             55           Vice President--Regulatory Affairs

Meir Fischer, Ph.D.......................             60           Vice President--Process Development, BTG-Israel

Donald Fishbein..........................             46           Vice President--Marketing

Dov Kanner, Ph.D.........................             47           Senior Vice President; General Manager,
                                                                   BTG-Israel

Ernest Kelly, Ph.D.......................             51           Senior Vice President--Quality Assurance,
                                                                   Quality Control and Regulatory Affairs.

Avigdor Levanon, Ph.D....................             54           Vice President--Research, BTG-Israel

John Librie..............................             43           Vice President--National Sales

Rachel Perlman-Schoen ...................             50           Vice President--Human Resources, BTG-Israel

Robert Shaw..............................             47           Senior Vice President--General Counsel, Secretary

Ronald Simko.............................             50           Vice President--Manufacturing

Yehuda Sternlicht........................             46           Vice President--Finance, Chief Financial Officer

Bernard Tyrrell..........................             46           Senior Vice President--Worldwide Marketing and
                                                                   Sales

Yehuda Zelig.............................             48           Vice President--Manufacturing, BTG-Israel


--------------

         Sim Fass has served as Chief Executive Officer of BTG and President of BTG-Israel since May 1984 and as Chairman of the Board of Directors since March 1997. He has also been a Director and Treasurer of BTG since August 1983. Dr. Fass served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987 and as President of BTG from May 1984 to May 1999. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care-related products. Prior to that, he held various positions at Pfizer Inc. from September 1969 until March

1980, including Director, Marketing Research and Planning, Pfizer
Pharmaceuticals, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and Group Marketing Manager of Pfizer Laboratories. Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

         Norman Barton, M.D., Ph.D. joined BTG in April 1996 in the newly created position of Vice President--Medical Affairs and was appointed Senior Vice President--Chief Medical Officer in March 1998. From 1985 until he joined BTG in 1996 Dr. Barton served as Chief of the Clinical Investigations and Therapeutics Section of the National Institute of Neurological Disorders and Stroke in Bethesda, Maryland. During that time, he was instrumental in the development and clinical investigation of macrophage-targeted glucocerebrosidase (CEREDASE(TM)), the first enzyme replacement product for Gaucher disease, a genetic disorder of lipid metabolism. Between 1978 and 1985, Dr. Barton held positions as a staff neurologist at The New York Hospital and the National Institute of Neurological Disorders and Stroke. Dr. Barton is a board-certified neurologist and holds a Ph.D. in Biological Chemistry.

         Zvi Ben-Hetz joined BTG-Israel in December 1980 as facility manager. His work included the organization and construction of the manufacturing facility and logistics system of BTG in Israel. Between 1986 and 1988, he headed the unit involved in the construction of the present facility in Israel. In 1988, he was appointed Operations and Logistics Manager of BTG-Israel and in 1992 was appointed Vice President--Operations and Logistics of BTG-Israel. From 1976 until he joined BTG-Israel, Mr. Ben-Hetz worked at the Volcani Institute, the National Institute for Agriculture Research in Israel, as a Junior Agricultural Engineer.

         Leah Berkovits joined BTG in March 1985. Since then, she has held a variety of positions including Manager, Administration, and Director, Corporate Communications. In September 1999, she was promoted to Vice President--Administration and Corporate Communications. From 1978 until she joined BTG in 1985, Ms. Berkovits was assistant to three successive Ambassadors who served in the capacity of Permanent Representative of Israel to the United Nations.

         Lawrence Brown joined BTG in October 1998 in the newly created position of Vice President--Business Development. Prior to joining BTG, Mr. Brown was employed by Centocor, Inc. from April 1987 to October 1998 in several capacities, most recently as Director, Business Development.

         Thomas Ekhardt, Dr.sc.nat joined BTG in May 2000 as Vice President--Regulatory Affairs. Prior to joining BTG he was with Wyeth-Vaccines for fourteen years in various research and development positions, most recently as Senior Director, Global Regulatory Affairs. He obtained his doctorate degree in microbial genetics at the Swiss Institute for Advanced Technology in Zurich, Switzerland in 1974. He spent twelve years in molecular genetics research in academia and industry.

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

         Dov Kanner, Ph.D. was appointed Senior Vice President of BTG and General Manager of BTG-Israel in January 2000. Prior thereto, he served as Vice President--Quality Assurance and Regulatory Affairs of BTG-Israel from September 1994. Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994. He obtained his Ph.D. in microbiology from Rutgers University in 1980.

         Ernest Kelly, Ph.D. joined BTG in February 1996 in the newly created position of Senior Vice President--Quality Assurance, Quality Control and Regulatory Affairs. Prior to joining BTG, he was Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer Inc. ("RPR"). From 1979 to 1996, Dr. Kelly served in various positions at RPR in both research and development and industrial operation quality assurance. Prior to joining RPR, he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions. Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics at Temple University.

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

         Rachel Perlman-Schoen joined BTG-Israel in September 1982 as assistant to the Controller. In 1994, she was appointed Senior Director of Human Resources for BTG-Israel, and in September 1999, was promoted to Vice President, Human Resources of BTG-Israel. Prior to joining BTG-Israel, Mrs. Perlman-Schoen served as Patent Administrator in the Weizmann Institute from 1974 through 1982.

         Robert Shaw joined BTG in April 1998 as Vice President--General Counsel and was appointed Senior Vice President--General Counsel in June 1999 and Secretary in March 2000. Prior to joining BTG, Mr. Shaw was Vice President, Intellectual Property and Assistant Secretary at BASF Corporation. From 1984 to 1989, he was Associate General Counsel at Hoechst-Celanese Corporation. Between 1979 and 1984 he held Associate positions at the Fish & Neave and Synnestvedt & Lechner law firms. Mr. Shaw has a J.D. from Washington University School of Law. He is admitted to the Bar in New York, Pennsylvania and Missouri.

         Ronald Simko joined BTG in August 1994 as Vice President-- Manufacturing. From 1977 to 1989, Mr. Simko worked in numerous manufacturing capacities at Schering-Plough Corporation managing the process validation organization as well as the sterile products and tablet production operations. From 1989 to 1994, he was at Enzon, Inc., where he served as Senior Director, Manufacturing and Materials Management.

         Yehuda Sternlicht joined BTG-Israel in July 1992 as financial manager and in January 1993 was appointed Chief Financial Officer of BTG. In June 1995, he was appointed Vice President--Finance and Chief Financial Officer of BTG. From 1988 until he joined BTG-Israel, he was financial manager of Bordeaux Textile Ltd., an Israeli company. From 1985 to 1988, he served as controller of Laser Industries Ltd., an Israeli company listed on the American Stock Exchange. Prior to that, he held various positions at Haft & Haft, one of the largest CPA firms in Israel. From 1983 to 1985, he worked at Haft & Haft's affiliate's New York office. Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel.

         Bernard Tyrrell joined BTG in March 2001 as Senior Vice President--Worldwide Marketing and Sales. From June 1999 until he joined BTG Mr. Tyrrell was Sector Head for Pharmaceuticals for The Hay Group, a consulting firm. Mr. Tyrrell served as Director of Global Strategic Marketing for metabolic diseases at Johnson & Johnson from May 1998 to June 1999 and Vice President, Marketing and Sales at Oncor Inc. from September 1997 to May 1998. Prior to joining Oncor, Mr. Tyrrell held various positions at Eli Lilly from 1977 to 1997, most recently as Director, Sales and Marketing, Oncology. Mr. Tyrrell is a registered pharmacist and has an MBA from Bryant College.

         Yehuda Zelig joined BTG-Israel in March 1983 as a research assistant. In 1988 he was appointed Manager-Protein Purification of BTG-Israel, and from 1989 to 1994 he served as Manager of BTG-Israel's Protein Purification Department. In 1994 Mr. Zelig was appointed Head of the Manufacturing Department of BTG-Israel and in September 1995 he was appointed Director of Manufacturing of BTG-Israel. In January 1998, Mr. Zelig was appointed Vice President--Manufacturing of BTG-Israel.


ITEM 2.  PROPERTY

         BTG's administrative offices are located in Iselin, New Jersey, where BTG has leased approximately 23,000 square feet of office space. The lease has a base average annual rental expense of approximately $415,000 and expires in October 2003. In addition, BTG leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities. This lease expires in September 2003. We also lease approximately 10,000 square feet of space in San Diego, California, where our recently acquired PROSAPTIDE research is being conducted. This lease expires in October 2004. BTG's research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 95,000 square feet at an annual rental of approximately $1,110,000. The lease term expires in December 2002. BTG also leases 5,000 square feet of warehouse space near its research and manufacturing facility. Although we believe our space is suitable and adequate for our current activities, we determined that we will require a new, larger manufacturing facility in Israel within the next several years to meet anticipated increased demand for our products and increased regulatory requirements. Accordingly, in April 1999 BTG purchased a building in Israel for approximately $6.25 million. A modern production facility meeting FDA GMP requirements for drugs, biologics and devices is currently under construction and is expected to be completed in the second half of 2001. Following completion of construction we will begin the validation process, which we currently expect will take approximately six to nine months for all products. BTG will initially locate its production activities for FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility.


ITEM 3.  LEGAL PROCEEDINGS

         On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG's importation of hGH infringed two Genentech process patents. In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York (the "U.S. District Court") seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of certain Genentech patents. The Delaware action was consolidated with the New York action, and in August 1995 the U.S. District Court granted a preliminary injunction prohibiting the commercial introduction in the United States of BTG's hGH pending the outcome of the patent infringement action. The U.S. Court of Appeals for the Federal Circuit ("CAFC") rejected BTG's appeal of the grant of the preliminary injunction, and the United States Supreme Court denied BTG's petition for a writ of CERTIORARI.

         Two of the Genentech patents originally at issue have expired, and only a third patent of Genentech, expiring in July 2003, remained in issue. The action in the U.S. District Court was tried in January 2000 and the U.S. District Court found that the remaining Genentech patent was invalid and vacated the preliminary injunction. The CAFC heard Genentech's appeal in December 2000. Although BTG believes that it does not infringe any valid Genentech patent, there can be no assurance that the CAFC will not reverse the District Court's decision. If the Genentech patent is ultimately found valid, BTG likely will be precluded in the United States from selling its current hGH product during the remaining life of this Genentech patent; however, this should not preclude BTG from marketing hGH manufactured using a new expression system for which BTG obtained FDA approval in September 1999.

         Three patent applications of Genentech in Israel which cover general methods relating to genetically engineered products and to human growth hormone have been allowed -- two in 1983 and one in 1985. BTG opposed the grant of all these patents. Two of these patent applications expired during 1998 without ever being granted. The third, which expired in June 2000, corresponds to the U.S. patent that was invalidated by the U.S. District Court in January 2000. Procedurally, hearings before the Israel Registrar of Patents took place during 1999 regarding the third patent application and summations and replies were subsequently filed. A decision may be issued regarding these proceedings during 2001. There can be no assurance that BTG will be successful in its opposition to the grant of this now expired patent application. If BTG is unsuccessful in its opposition in Israel the patent may be deemed effective and Genentech may sue for infringement.

         In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR's sale of BTG's hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of BTG's hGH in Japan. JCR and BTG have filed oppositions to five Genentech patent applications in Japan; oppositions with respect to four of these patent applications were denied but the fifth was successful, which resulted in that patent application being revoked during 1999. We do not believe that we are infringing or have ever infringed any valid Genentech patent or patent application, but there can be no assurance that our hGH will not be found to infringe certain Genentech patents in Japan, the latest of which expires in July 2000, or any patents issued pursuant to pending patent applications, the latest of which expires in April 2001 (subject to extension under certain circumstances). If BTG's hGH is found to infringe certain Genentech patents in Japan, JCR and/or BTG may be obligated to pay damages, and would need to obtain a license from Genentech for the remaining term of the patents in order to continue sales of hGH in Japan. There can be no assurance that such a license will be granted by Genentech, or that JCR will not be required to stop selling BTG's hGH in Japan until expiration of these patents. Sales of hGH to JCR in 1998, 1999 and 2000 were approximately $11.1 million, $10.5 million and $13.0 million, respectively, representing16%,17% and 21%, respectively, of BTG's total product sales in those periods and 64%, 58% and 63%, respectively, of BTG's total hGH product sales in those periods.

         During 1991, BTG received notification from the United States Patent Office Board of Patent Appeals and Interferences (the "Patent Office") of the declaration of an interference between an issued patent assigned to BTG covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron Corporation ("Chiron") which claims an earlier filing date. While BTG is vigorously defending its patent, it cannot predict the outcome of such interference. However, should BTG's patent be disallowed and a corresponding patent be issued to Chiron, BTG's present method of producing enzymatically active human copper/zinc SOD in bacteria may need to be altered, which may or may not be possible; alternatively, BTG could seek a license to market under Chiron's patent, which may or may not be available.

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

         Unless BTG is able to prevail in these interference actions or to obtain a license from Chiron, BTG may be unable to commercialize its OXSODROL product in the United States. Papers were filed and both interferences are under consideration by the Patent Office. In December 1999 preliminary decisions on the motions were issued. One ruling by the Patent Office in the first interference is that Chiron's claims were found to be invalid on the ground of lack of enablement and on indefiniteness. Another ruling is that some of Chiron's claims are not within the scope of this interference. In the second interference, one ruling is that the claims of BTG and Chiron are unpatentable over certain prior art based on their filing dates. However, BTG has an exclusive license to a third patent which currently has the earliest invention date based on its filing date. As a result, BTG could be the only party, by virtue of its exclusive licence, to claims to the relevant subject matter. If the rulings are not reversed following the final hearing in March 2001, then BTG should prevail in the first interference, but neither BTG nor Chiron will be entitled to claims in the second interference unless one of the parties can establish an invention date earlier than the prior art and the other party.

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

         In September 1991, we received a letter from Biogen stating that it believed that our recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of our BIO-HEP-B vaccine, or the intermediates for the process of making such antigen, falls within the claims of one or more of Biogen's patents and/or patent applications. We made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen's hepatitis-B patents except those in Japan) requesting that BTG be granted a license to the Biogen patents; however, such efforts were not successful.

         In January 1992, BTG-Israel filed an application in the Israeli Patent Office for a compulsory license to manufacture BTG's BIO-HEP-B vaccine under Biogen's Israeli patent. In September 1995, the Registrar ruled in an interlocutory decision that BTG-Israel is entitled to a compulsory license to the Biogen patent. Biogen's appeal of the interlocutory decision was rejected. In November 1996, the Registrar set the terms of the license, including royalties to be paid by BTG to Biogen. Biogen appealed the Registrar's decision to the District Court of Tel Aviv, Israel, and moved for a stay of the license, which was granted EX PARTE pending hearings with both parties. The hearings took place in December 1996 and Biogen's motion was denied in January 1997; however, the EX PARTE stay was left in force pending Biogen's appeal to the Supreme Court and maintained by the Supreme Court pending the decision by the District Court on the merits of Biogen's appeal. The District Court heard the appeal in early March 1997, and in June 1997 the District Court denied

Biogen's appeal and subsequent motion for a stay pending Biogen's appeal of the District Court decision to the Supreme Court on the merits. The compulsory license then became effective and permitted BTG-Israel to produce the vaccine in Israel upon receipt of regulatory approval and to export the vaccine to countries in which neither Biogen nor others have been granted a blocking patent. In March 1998 the Supreme Court granted Biogen the right to appeal the District Court's decision and determined that the appeal proceedings would be in the form of written submissions. BTG and Biogen concluded their respective submissions and replies at the end of 1999. Biogen's Israeli patent, however, expired in December 1999 and with it, the compulsory license, prior to any decision by the Supreme Court. The Supreme Court is expected to still rule on the issuance of the compulsory license because of the existence of the parallel infringement proceedings discussed below.

         In August 1992, Biogen sued BTG-Israel for allegedly infringing its Israeli patent (which was the subject of the compulsory license) by virtue of its preparation of BTG's BIO-HEP-B vaccine for use in clinical trials, and applied for an interlocutory injunction restraining BTG-Israel from continuing research and development activities and clinical trials. In June 1993, the District Court of Tel Aviv, Israel denied Biogen's application for an interlocutory injunction in connection with research and development and clinical trials, but enjoined BTG-Israel from commercial marketing of its BIO-HEP-B vaccine unless permitted by Biogen or its exclusive licensee, until a compulsory license is obtained, or until the patent expires or is revoked. With the grant of the compulsory license, Biogen and BTG agreed to suspend the infringement suit until a decision is rendered on Biogen's appeal to the Supreme Court of the grant of the compulsory license. Biogen has notified the District Court that if the compulsory license is upheld by the Supreme Court, it will withdraw the infringement suit. If, however, the infringement proceedings continue, there can be no assurance that the outcome of these proceedings will be favorable to BTG. Nevertheless, the expiry in December 1999 of the Biogen patent and in consequence thereof the compulsory licence, may reduce the significance of these proceedings. Also, an amendment to the Israel Patent Law, which came into effect in February 1998, provides that genuine experimental research in respect of a patented invention is not considered an infringement. As a result of the expiration of the patent, BTG cannot be precluded from manufacturing or selling BIO-HEP-B in Israel. See "Item 1. Business -- Products and Applications -- Hepatitis-B Vaccine."

         We have been advised by SciGen, our BIO-HEP-B licensee in certain countries in the Far East, that in April 1993 Biogen initiated suit against SciGen in Singapore asserting that SciGen's conduct of clinical trials in Singapore with respect to our hepatitis-B vaccine constitutes infringement of Biogen's patent rights in Singapore and claiming rights in the data obtained by SciGen through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993. SciGen notified BTG that the application for the injunction was dismissed by the High Court in September 1994, but Biogen has not withdrawn its case against SciGen in Singapore. Biogen's Singapore patent rights are based on the registration of its corresponding U.K. patents, and the validity of patents in Singapore depends on the validity of the corresponding U.K. patents. Biogen's broad U.K. patent was invalidated by the U.K. Court of Appeals in October 1994. This decision was upheld by the House of Lords in October 1996, although Biogen had claims of a more limited scope allowed to the same patent. Additionally, three claims of a narrower U.K. patent were upheld. We believe that none of these claims will affect commercialization of our vaccine, although there can be no assurance of this. We are aware of certain other patents that have been granted or are pending and which, if granted, may prevent us from selling our vaccine in the United States, Europe and certain other countries. BTG's failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the BIO-HEP-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires. Our ability to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

         Additionally, in 1984 an Israeli patent application of Biogen which relates to expression vectors was accepted; BTG is opposing the grant of this patent. There can be no assurance that BTG will be successful in its opposition to the grant of this patent. If BTG is unsuccessful in its opposition in Israel, and the patent issues, it will expire in April 2001. Until then, BTG may be unable to manufacture certain of its products in Israel.

         We follow the patent applications of our competitors that might affect our products and projects and, where appropriate, we contest the grant of such applications. The outcome of such proceedings cannot be predicted with certainty and will likely not be determined for several years.

         We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot presently assess the effect, if any, that these patents may have on our operations. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on BTG or would force BTG to obtain licenses from others is currently unknown. See "Item 1. Business--Risk Factors--We depend upon proprietary technology, which may be difficult to protect."

         In 1999, Solchem, a former affiliate and manufacturing arm of SPA, filed a declaratory judgment action against BTG in the United States District Court of New Jersey seeking a determination that it is not a party to BTG's agreement with SPA, which binds affiliates of SPA, and therefore not bound by the non-compete and free to sell oxandrolone to Mutual Pharmaceutical, a generic drug manufacturer. BTG has counterclaimed against Solchem and Mutual, although the claims against Mutual were dismissed. The litigation with Solchem is ongoing. If BTG does not prevail, then Solchem will be free to supply oxandrolone to Mutual, which will allow Mutual to market an oxandrolone product in the United States which competes with OXANDRIN.

         BTG is currently in a dispute with Serono Laboratories, Inc. ("Serono Labs") relating to a 1998 co-promotion agreement pursuant to which BTG undertook to promote in the United States to Gentiva Serono Labs' recombinant human growth hormone, SAIZEN, for the treatment of children with growth failure due to inadequate levels of growth hormone. The agreement proved to be commercially infeasible and BTG terminated the agreement in June 1999. Serono is contesting BTG's termination of that agreement in 1999 and asserting that a non-compete provision, which BTG maintains expired in mid-2000 and in any case should not apply to Teva, if it is applicable at all, should continue until April 30, 2002. In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG's position on these issues. Serono Labs has commenced an action against BTG in Massachusetts to enforce the agreement. The New Jersey court denied Serono Labs' motion to dismiss the New Jersey action and enjoined Serono Labs from pursuing its action in Massachusetts. The New Jersey court also denied BTG's motion for summary judgment. If Serono Labs prevails in the litigation, BTG could be precluded from distributing BTG's hGH in the United States until after April 30, 2002. In 1999 BTG accrued approximately $1,485,000 of commissions received by it from Gentiva in respect of SAIZEN which BTG will have to return because Gentiva was unable to sell most of the product before it expired. BTG will return these commissions at the time the product is returned. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application ("ANDA") with the FDA seeking approval of a generic version of MIRCETTE. Pursuant to its license agreement with Organon, BTG has commenced a patent infringement suit against Duramed. Duramed is contesting validity and infringement. If the patent is held to be invalid, Organon will no longer be required to pay BTG royalties on the sale of MIRCETTE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         BTG's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol BTGC. The following table sets forth, for the periods indicated, the high and low sale prices per share of BTG's common stock from January 1, 1999 through December 31, 2000 as reported by the Nasdaq National Market.


                                                               HIGH                  LOW
                                                               ----                  ---

         1999
         ----
         First Quarter......................................... $7.75               $ 5.50
         Second Quarter........................................  8.06                 5.62
         Third Quarter......................................... 11.38                 6.91
         Fourth Quarter........................................ 17.88                 9.50

         2000
         ----
         First Quarter.........................................$21.00               $13.00
         Second Quarter........................................ 17.19                 8.44
         Third Quarter......................................... 14.06                 7.44
         Fourth Quarter........................................ 11.38                 6.38


         The number of stockholders of record of our common stock on March 16, 2001 was approximately 1,300.

         We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                     For the year ended December 31,
                                        ------------------------------------------------------------
                                         1996(1)(2)         1997        1998        1999     2000(3)
                                        ------------------------------------------------------------
                                                     (in thousands except per share data)



STATEMENT OF OPERATIONS DATA:

Total revenues.........................    $ 47,738     $ 65,335    $ 76,855    $ 85,320    $ 84,944
Total expenses.........................      36,798       44,152      52,106      66,561      64,574
Income before cumulative effect
  of change in accounting principle....      22,915       14,478      17,739      13,862      15,895
Cumulative effect of change
  in accounting principle..............           -            -           -           -       8,178
Net income.............................      22,915       14,478      17,739      13,862       7,717
Earnings per common share:
 Basic:
  Income before cumulative
    effect of change in accounting
    principle..........................      $ 0.52       $ 0.31      $ 0.37      $ 0.26      $ 0.29
 Cumulative effect of change
    in accounting principle............         -            -          -           -           0.15
                                             ------       ------      ------      ------      ------
 Net income............................      $ 0.52       $ 0.31      $ 0.37      $ 0.26      $ 0.14
                                             ------       ------      ------      ------      ------
                                             ------       ------      ------      ------      ------
 Diluted:
  Income before cumulative effect
    of change in accounting
    principle..........................      $ 0.47       $ 0.28      $ 0.36       $0.26      $ 0.28
 Cumulative effect of change
    in accounting principle............         -            -           -           -          0.14
                                             ------       ------      ------      ------      ------
 Net income............................      $ 0.47       $ 0.28      $ 0.36      $ 0.26      $ 0.14
                                             ------       ------      ------      ------      ------
                                             ------       ------      ------      ------      ------
Weighted average shares
  outstanding:
 Basic:................................      44,195       46,767      48,184      52,348      54,320
 Diluted...............................      48,259       51,916      49,848      54,191      56,885


                                                              As of December 31,
                                              -------------------------------------------------------
                                               1996         1997        1998        1999        2000
                                              -------------------------------------------------------
                                                             (in thousands)
BALANCE SHEET DATA:

Working capital........................    $ 40,626    $  68,271    $110,359    $119,456   $ 153,344
Total assets...........................      73,575       95,413     142,595     164,645     213,225
Long-term liabilities..................       3,927        3,975       3,818       4,333      24,593
Stockholders' equity...................      60,558       82,858     122,977     141,884     159,353

-------------------------------------

(1) Expenses include a write-off of $1,383,000 of previously capitalized legal fees and market launch preparation costs relating to BTG's human growth hormone product in the United States. See "Item 3. Legal Proceedings." In 1996, BTG reduced the valuation allowance recorded against its deferred income tax assets by $18,587,000, which resulted in an $11,975,000, or $0.24 per share, increase in net income.

(2) The share and per share information has been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(3) Effective January 1, 2000, BTG adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000. The related revenues are now being recognized over the term of the related agreements.



         The following table sets forth BTG's PRO FORMA results of operations as if SAB 101 had been in effect since January 1, 1996. Because the Company adopted SAB 101 as of January 1, 2000, there is no difference between BTG's actual and PRO FORMA results of operations for the year ended December 31, 2000.


                                                         For the year ended December 31,
                                                ------------------------------------------------
                                                 1996          1997           1998         1999
                                                ------------------------------------------------
                                                     (in thousands except per share data)

Total revenues.........................      $ 47,816       $ 64,355       $ 76,210      $ 75,742
Total expenses.........................        36,798         44,152         52,106        66,561

Net income.............................        22,964         13,860         17,018         7,828
Earnings per common share:
 Basic.................................        $ 0.52         $ 0.30         $ 0.35        $ 0.15
                                               ------         ------         ------        ------
                                               ------         ------         ------        ------

 Diluted...............................        $ 0.47         $ 0.27         $ 0.34        $ 0.14
                                               ------         ------         ------        ------
                                               ------         ------         ------        ------
Weighted average shares
  outstanding:
 Basic.................................        44,195         46,767         48,184        52,348
 Diluted...............................        48,259         51,916         49,848        54,191


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING BTG'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; INTRODUCTIONS AND ADVANCEMENTS IN DEVELOPMENT OF PRODUCTS, AND PLANS AND OBJECTIVES RELATED THERETO; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXPECTATIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES AND DELAYS IN PRODUCT DEVELOPMENT PLANS AND SCHEDULES, CHANGES AND DELAYS IN PRODUCT APPROVAL AND INTRODUCTION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, CHANGES IN PRICING OR OTHER ACTIONS BY COMPETITORS, PATENTS OWNED BY BTG AND ITS COMPETITORS, CHANGES IN HEALTHCARE REIMBURSEMENT, RISK OF OPERATIONS IN ISRAEL, RISK OF PRODUCT LIABILITY, GOVERNMENTAL REGULATION, DEPENDENCE ON THIRD PARTIES TO MANUFACTURE PRODUCTS AND COMMERCIALIZE PRODUCTS AND GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS ANNUAL REPORT ON FORM 10-K. SEE "ITEM 1. BUSINESS--RISK FACTORS."

OVERVIEW

         We are is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including eight products that have received regulatory approval for sale, of which seven are currently being marketed, four products that are in registration or clinical trials and several products that are in pre-clinical development. We pursue the development of both products with broad markets as well as products with specialized niche markets where we can seek Orphan Drug designation and potential marketing exclusivity.

         BTG was founded in 1980 to develop, manufacture and market novel therapeutic products. BTG's overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of BTG's genetically engineered products are primarily carried out through its wholly-owned subsidiary in Rehovot, Israel.

         Effective January 1, 2000, BTG adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000. The related revenues are now being recognized over the term of the related agreements.

ACQUISITION OF MYELOS CORPORATION

         On March 19, 2001, we acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of our common stock (based on a value of $8.9564, representing the average closing price of BTG's common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed).

         In the event that (i) BTG publicly announces that it will file a New Drug Application ("NDA") related to the use of PROSAPTIDE to treat neuropathic pain or neuropathy, (ii) BTG receives FDA minutes stating that the clinical data possessed by BTG is sufficient for an NDA filing for the use of PROSAPTIDE to treat neuropathic pain or neuropathy without requiring any further testing or
(iii) BTG initiates preparation of an NDA for PROSAPTIDE for the treatment of neuropathic pain or neuropathy (the date the earliest of the foregoing occurs being the "Payment Trigger Date"), then BTG shall pay to the Myelos shareholders an additional $30 million, at least approximately $14 million of which shall be paid in shares of BTG common stock, valued at the average of the closing prices of BTG common stock during the 20 trading days ending on the Payment Trigger Date, and the remainder shall be paid in cash, shares of BTG common stock, or a combination thereof, as determined by BTG in its sole discretion.

         In addition, in the event that the FDA approves the sale of PROSAPTIDE for the treatment of neuropathic pain or neuropathy, BTG will pay the Myelos shareholders 15% of the net sales of PROSAPTIDE for the treatment of neuropathic pain or neuropathy during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of PROSAPTIDE in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be paid in shares of BTG common stock, valued at the average of the closing prices of BTG common stock during the 20 days ending one day prior to the payment, and the remainder shall be paid in cash, shares of BTG common stock, or a combination thereof, as determined by BTG in its sole discretion.

         In no event will BTG be obligated to issue in aggregate to the Myelos shareholders more than 10,962,000 shares of BTG common stock. Any amount of the contingent payments that cannot be paid in shares of BTG common stock shall instead be paid in shares of BTG's preferred stock. The preferred stock will be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the BTG common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

         The transaction will be treated as a "purchase" for accounting purposes. BTG anticipates that an amount in excess of the purchase price paid at closing will be written off as "in process research and development", because the technology acquired in the acquisition was not fully commercially developed and had no alternative future use at the time of the acquisition. This non-cash charge will adversely affect our results of operations for the first quarter and full year of 2001.

RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated the percentage of our revenues represented by certain items reflected on our consolidated statements of operations on both a historical and PRO FORMA basis as if SAB 101 had been in effect since January 1, 1998. Because BTG adopted SAB 101 as of January 1, 2000, there is no difference between BTG's actual and PRO FORMA results of operations for the year ended December 31, 2000.


                                                                  HISTORICAL                    PRO FORMA
                                                             ---------------------------    ----------------
                                                             1998       1999        2000    1998        1999
                                                             ----       ----        ----    ----        ----

Revenues:
  Product sales...................................           88.8%      73.1%       73.2%      89.6%       82.3%

  Contract fees...................................            3.5       17.4        12.0        2.7         7.0

  Royalties ......................................            2.8        2.1         3.7        2.8         2.3

  Other revenues..................................            1.0        2.0         2.3        1.0         2.3

  Interest........................................            3.9        5.4         8.8        3.9         6.1
                                                             ----       ----        ----       ----        ----

         Total revenues...........................           100%       100%        100%       100%        100%
                                                             ----       ----        ----       ----        ----
                                                             ----       ----        ----       ----        ----

Expenses:
  Research and development........................          24.0%      24.8%       26.3%      24.2%       27.9%

  Cost of product sales...........................           14.0       13.2        11.6       14.1        14.8

  General and administrative......................           11.1       16.4        14.9       11.2        18.5

  Marketing and sales.............................           17.3       19.4        20.8       17.5        21.9

  Commissions and royalties.......................            1.2        3.8         2.2        1.2         4.3

  Finance.........................................            0.2        0.4         0.2        0.2         0.5
                                                             ----       ----        ----       ----        ----

         Total expenses...........................           67.8       78.0        76.0       68.4        87.9
                                                             ----       ----        ----       ----        ----

Income before income taxes........................           32.2       22.0        24.0       31.6        12.1

Income tax expense................................            9.1        5.7         5.3        9.3         1.8
                                                             ----       ----        ----       ----        ----
Income before cumulative effect of change in
   accounting principle...........................           23.1       16.3        18.7       22.3        10.3
                                                             ----       ----        ----       ----        ----
                                                             ----       ----        ----       ----        ----

Cumulative effect of change in accounting
    principle.....................................            --         --          9.6      --          --
                                                             ----       ----        ----       ----        ----

Net income........................................           23.1%      16.3%        9.1%      22.3%       10.3%
                                                             ----       ----        ----       ----        ----
                                                             ----       ----        ----       ----        ----


         BTG has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which BTG may earn up-front contract fees, may receive funding for additional research (including funding from the Chief Scientist of the State of Israel ("Chief Scientist")), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product. We anticipate that product sales will constitute the majority of our revenues in the future. Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for our products, new product introductions by BTG and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

         The following table summarizes BTG's sales of its commercialized products as a percentage of total product sales for the periods indicated:


                                        ------------------------------------------
                                                 Year ended December 31,
                                        ------------------------------------------
                                        1998             1999                2000
                                        ----             ----                ----


         OXANDRIN...........               59%              40%                 52%

         BIO-TROPIN.........                25               29                  33

         DELATESTRYL........                 4               16                   4

         BIOLON.............                10               14                  10

         Other..............                 2                1                   1
                                          ----             ----                ----

           Total............               100%             100%                100%
                                          ----             ----                ----
                                          ----             ----                ----



We believe that our product mix will change significantly as we continue to focus on: (i) increasing market penetration of our existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

         The following table summarizes BTG's United States and international product sales as a percentage of total product sales for the periods indicated:

                                        --------------------------------------------------
                                                    Year ended December 31,
                                        --------------------------------------------------
                                         1998                1999                    2000
                                        ------              ------                  ------
         Domestic............           64%                  56%                     56%

         Foreign.............            36                   44                     44%
                                        ------              ------                  ------
              Total..........          100%                 100%                    100%
                                        ------              ------                  ------
                                        ------              ------                  ------

Domestic sales as a percentage of total product sales has fluctuated due primarily to a reduction in purchases of OXANDRIN by BTG's distributor in the U.S. from April 1999 through May 2000.


COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         REVENUES. Revenues decreased slightly in 2000 to $84,944,000 from $85,320,000 in 1999, which represented an 11% increase over 1998 revenues of $76,855,000. Product sales decreased slightly in 2000 to $62,149,000 from $62,332,000 in 1999, which itself was a 9% decrease from 1998 product sales of $68,246,000. The changes in revenues and product sales between 1998, 1999 and 2000 were primarily driven by the decision in April 1999 of Gentiva Health Services, Inc. ("Gentiva"), BTG's wholesale distributor for OXANDRIN, to reduce its purchases of OXANDRIN in order to reduce the amount of OXANDRIN inventory it carried as a result of a slowing in the rate of increase of OXANDRIN prescriptions. Gentiva finished this inventory reduction in May 2000, and is now purchasing, on a monthly basis, an amount of OXANDRIN equal to the average end-user (I.E., wholesaler) sales during the preceding three months. The change in revenues between 1998, 1999 and 2000 was also influenced by contract fees received by BTG, which were significantly higher in 1999 than in 1998 or 2000, primarily as a result of BTG's establishment of a strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company's hGH and the adoption by BTG in 2000 of SAB 101, which requires that BTG recognize upfront nonrefundable license payments over the term of the related agreements rather than upon receipt. On a PRO FORMA basis as if SAB 101 had been in effect since January 1, 1998, revenues in 2000 would have increased approximately 12% to $84,944,000 from $75,742,000, which represented a less than 1% decrease from 1998 revenues of $76,210,000.

         Sales of OXANDRIN in 2000, 1999 and 1998 were approximately $32,186,000, $24,935,000, and $40,521,000, respectively, representing 52%, 40%
and 59%, respectively, of BTG's total product sales in those periods. Sales of OXANDRIN to Gentiva in 2000, 1999 and 1998 were $30,666,000, $22,708,000 and
$40,353,000, respectively, representing 95%, 91% and 99%, respectively, of BTG's total sales of OXANDRIN. In 2000 sales of OXANDRIN increased $7,251,000, or 30%, as Gentiva completed the reduction in the amount of OXANDRIN inventory it carries in May 2000. Sales of OXANDRIN in 1999 decreased $15,586,000, or 38%, from 1998 levels as Gentiva began in April 1999 to reduce the amount of OXANDRIN inventory it was carrying as a result of a slowing of the rate of increase of OXANDRIN prescriptions. Although sales of OXANDRIN to Gentiva declined in 1999, end-user sales of OXANDRIN by Gentiva increased by 25% and prescriptions increased by 27% in 1999 compared to 1998. End-user sales of OXANDRIN by Gentiva increased by 24% and prescriptions increased by 2% compared to 1999. The decrease in sales to Gentiva in 1999 was partially offset by $2,228,000 of sales of OXANDRIN to third parties for distribution overseas.

         Sales of hGH in 2000, 1999 and 1998 were approximately $20,585,000, $18,004,000 and $17,316,000, respectively, representing 33%, 29% and 25%, respectively, of BTG's total product sales in those periods. Sales of human growth hormone increased in 2000 by $2,581,000, or 14%, over 1999 sales, which itself was an increase of $688,000, or 4%, over 1998 hGH sales. The increase in sales of hGH in 2000 was due in part to seasonal variations in orders from BTG's licensees. Sales of hGH to JCR in 2000, 1999 and 1998 were approximately $12,975,000, $10,507,000 and $11,056,000, respectively, representing 21%, 17%
and 16%, respectively, of BTG's total product sales in those periods and 63%, 58% and 64%, respectively, of BTG's total hGH sales in those periods. Sales of hGH to the Ferring Group were approximately $4,812,000, $3,619,000 and $3,823,000 in 2000, 1999 and 1998, respectively, representing 8%, 6% and 6%, respectively, of BTG's total product sales in those periods and 23%, 20% and 22%, respectively, of BTG's total hGH sales in those periods.

          Sales of DELATESTRYL and BIOLON in 2000 decreased $7,523,000 and $2,443,000, or 74% and 29%, respectively, from 1999 levels. We had no sales of DELATESTRYL in the second and third quarters of 2000. The decrease in sales of DELATESTRYL relates to Gentiva's election to reduce its DELATESTRYL inventory in response to its customers' reduction of their inventory. We believe that Gentiva is contracting inventory in anticipation of the U.S. Food and Drug Administration ("FDA") permitting the production of a competing injectable testosterone product used to treat men with hypogonadism (testosterone deficiency) which the FDA had previously stopped. DELATESTRYL sales in 1999 were $7,287,000 higher than in 1998 primarily due to the FDA stopping production of the competing injectable product. The decrease in sales of BIOLON in 2000 was primarily the result of a halt in product shipments to the U.S. beginning in the first quarter of 2000 pending FDA approval of a supplemental application relating to an upgrade in BTG's manufacturing process to conform it to a higher standard of quality implemented by BTG. BTG resumed shipments to the U.S. in the first quarter of 2001. BIOLON sales increased $1,761,000 in 1999.

         For the years ended December 31, 2000, 1999 and 1998, contract fees, which consist of licensing and option to license fees, amounting to $10,229,000, $14,848,000 and $2,686,000, or 12%, 17% and 3%, respectively, of total revenues, were earned from certain of BTG's collaborative partners. Of the contract fees earned in 2000, $5,000,000, or 49% of total contract fees, was earned in respect of BIO-HY, $2,500,000, or 24% of total contract fees, was earned as a milestone payment under BTG's strategic alliance with Teva focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for BTG's hGH, and $1,475,000, or 14% of total contract fees, was earned in respect of the BIO-HEP-B vaccine. Under SAB 101, contract fees in 2000 include $853,000 of contract fees paid in prior periods, or 8% of total contract fees. Of the contract fees earned in 1999, $10,000,000, or 67% of total contract fees, was earned in respect of BTG's strategic alliance with Teva, and $4,197,000, or 28% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis. Of the contract fees earned in 1998, $1,000,000, or 37% of total contract fees, was earned in respect of the license of distribution rights of BIOLON in the United States, and $900,000 and $493,000, or 34% and 18% of total contract fees, respectively, were earned in respect of BTG's hepatitis-B vaccine and insulin products, respectively. Approximately $1,114,000 and $10,114,000 of the contract fees earned in 1998 and 1999, respectively, have been included in the cumulative effect of change in accounting principle. On a PRO FORMA basis as if SAB 101 had been in effect since January 1, 1998, contract fees in 1999 and 1998 would have been $5,270,000 and $2,041,000, respectively, or 7% and 3%, respectively, of total revenues.

         ROYALTIES in 2000 and 1999 consist of net royalties in respect of the MIRCETTE product in the amount of $3,139,000 and $1,761,000. Royalties in 1998 consist of net royalties derived from a co-promotion agreement relating to Serono's recombinant human growth hormone, SAIZEN, in the amount of $1,560,000 (see "--Commissions and Royalties" below).

         OTHER REVENUES consist primarily of funding from the Chief Scientist, which represented 81%, 89% and 100% of other revenues in the years ended December 31, 2000, 1999 and 1998, respectively.

         INTEREST INCOME was $7,496,000, $4,633,000 and $2,965,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in interest income in 2000 and 1999 was derived primarily from an increase in cash balances resulting from option exercises and cash flow from operations in 2000 and 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Expenditures for research and development were $22,360,000, $21,120,000 and $18,450,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in research and development expenditures in 2000 was mainly due to the increase in research and development personnel and other expenses associated with these additional personnel, partially offset by a decreased level of grants by BTG for clinical studies. The increase in research and development expenditures in 1999 was primarily related to the development of a new formulation for one of BTG's existing products, partially offset by the termination in 1998 of our Phase III clinical trial for superoxide dismutase which we are now conducting as a Phase II trial.

         COST OF PRODUCT SALES. Cost of product sales was $9,887,000, $11,224,000 and $10,744,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Cost of product sales in 2000 decreased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of OXANDRIN and decreased sales of DELATESTRYL and BIOLON. Cost of product sales in 1999 increased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of DELATESTRYL and BIOLON and decreased sales of OXANDRIN. Cost of product sales as a percentage of product sales was 16%, 18% and 16% in 2000, 1999 and 1998, respectively. OXANDRIN has a relatively low cost of manufacture as a percentage of product sales, while BIOLON has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $12,685,000, $14,035,000 and $8,504,000 in the years ended December 31,
2000, 1999 and 1998, respectively. The decrease in 2000 resulted mainly from the fact that in 1999 we wrote off other assets relating to the development of ANDROTAB-SL as a result of our decision not to continue to pursue FDA approval of ANDROTAB-SL. The increase in 1999 derived mainly from that write-off and legal fees resulting from the reactivation of the litigation with Genentech, as well as increased compensation costs.

         MARKETING AND SALES EXPENSE. Marketing and sales expense was $17,614,000, $16,583,000 and $13,312,000 in the years ended December 31, 2000,
1999 and 1998, respectively. These expenses primarily related to the sales and marketing force in the United States that BTG established principally in the second half of 1995 and during 1996 to promote distribution of OXANDRIN in the United States. The increase in each year was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of BTG's product sales.

         COMMISSIONS AND ROYALTIES. Commissions and royalties were $1,879,000, $3,221,000 and $929,000 in the years ended December 31, 2000, 1999 and 1998, respectively. These expenses consist primarily of royalties to entities from which BTG licensed certain of its products and to the Chief Scientist. However, the increase in 1999 resulted mainly from the accrual of $1,485,000, net, of commissions received in respect of Serono's sales of its human growth hormone to Gentiva, which commissions we expect we will be required to refund because Gentiva was unable to sell most of Serono's human growth hormone product before it expired. BTG will return these commissions at the time the product is returned. BTG has given notice of termination of its agreement with Serono pursuant to which it was co-promoting to Gentiva Serono's recombinant human growth hormone product SAIZEN in the United States. Serono is disputing BTG's ability to terminate the agreement.

         INCOME TAXES. Provision for income taxes for the years ended December 31, 2000, 1999 and 1998 was $4,475,000, $4,897,000 and $7,010,000, representing approximately 22.0%, 26.1% and 28.3% of income before income taxes. BTG's consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that reduce the tax rate. We do not expect our effective consolidated tax rate to continue to decrease.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2000, BTG adopted SAB 101. As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000. The related revenues are now being recognized over the term of the related agreements.


LIQUIDITY AND CAPITAL RESOURCES

         Our working capital at December 31, 2000, was $153,344,000 as compared to $119,456,000 at December 31, 1999.

         Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that our cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by BTG. Net cash increased by $7,650,000, $9,272,000 and $102,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

         Net cash provided by (used in) operating activities was $16,646,000, $48,980,000 and $(6,898,000) in the years ended December 31, 2000, 1999 and
1998, respectively. Net income was $7,717,000, $13,862,000 and $17,739,000 in the same periods, respectively. In 2000 net cash provided by operating activities was greater than net income, mainly due to the cumulative effect of the accounting change resulting from the adoption of SAB 101 of $11,704,000 (net of income taxes) due to SAB 101 and depreciation and amortization of $2,861,000, partially offset by an increase in deferred income taxes, inventories and accounts receivable of $3,904,000, $1,256,000 and $944,000, respectively. In 1999 net cash provided by operating activities was greater than net income, mainly due to a decrease in accounts receivable of $28,450,000, depreciation and amortization of $3,014,000, the write-off of other assets relating to the development of Androtab-SL of $1,894,000 and an increase of accounts payable of $2,419,000, partially offset by an increase in inventories of $3,646,000. In 1998 BTG used cash in operating activities primarily because of an increase in accounts receivable of $40,856,000 partially offset by a non-cash provision for deferred income taxes of $5,160,000, depreciation and amortization of $3,125,000 and an increase in accounts payable and other current liabilities of $7,220,000.

         Net cash used in investing activities was $38,780,000, $46,720,000 and $16,649,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used in investing activities included capital expenditures of $10,913,000, $11,432,000 and $3,594,000 in these periods, respectively, consisting in 2000 and 1999 of approximately $8,610,000 and $9,461,000, respectively, for the purchase and reconstruction of a new manufacturing facility, with the remainder in all periods primarily for laboratory and manufacturing equipment and infrastructure. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

         Net cash provided by financing activities was $29,784,000, $7,012,000 and $23,649,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows from financing activities in 2000 were primarily affected by long-term borrowings of $20,000,000 and proceeds from the issuance of common stock of $9,784,000. Cash flows from financing activities in 1999 and 1998 were primarily affected by net proceeds from issuances of common stock of $7,012,000 and $22,649,000 (including $17,221,000 from the exercise of warrants which expired on December 31, 1998), in these periods, respectively. Net proceeds from the sale of common stock resulted mainly from option and warrant exercises.

         In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000. BTG will initially locate its production activities for FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility. We expect that construction will be completed in the second half of 2001. Following completion of construction we will begin the validation process, which we currently expect will take approximately six to nine months for all products. We expect it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $18,072,000 had been expended through December 31, 2000. At December 31, 2000, BTG had outstanding commitments of $17,499,000 related to completion of this facility.

         In June 2000 BTG-Israel entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility. Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At December 31, 2000, BTG had outstanding long-term borrowings of $20,000,000 under the facility.

         We maintain our funds in money market funds, commercial paper and other liquid debt instruments. See Note 1c and 1d of Notes to Consolidated Financial Statements.

         BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of BTG's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index in Israel) was approximately 9% in 1998 and 1% in 1999, while the Shekel was devalued by approximately 18% and less than 1%, respectively, in these periods. In 2000 there was no change in the consumer price index and the Shekel's value in relation to the U.S. dollar increased by approximately 3%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decreases in these costs in U.S. dollars in 1998, but an increase in these costs in U.S. dollar terms in 1999 and in 2000. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

         We believe that our cash resources as of December 31, 2000, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners and third parties and continued funding from the Chief Scientist at current levels will be sufficient to fund our ongoing operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of BTG's future cash requirements will depend in large part on the status of commercialization of BTG's products, BTG's ability to enter into additional research and development and licensing arrangements, and BTG's ability to obtain additional equity and debt financing, if necessary. There can be no assurance that BTG will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. BTG continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements. See "Item 1. Business--Risk Factors --We may be unable to obtain any additional capital needed to operate and grow our business" and "--We expect our quarterly results to fluctuate, which may cause volatility in our stock price."


NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended, which is effective for all quarterly financials of the fiscal year beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. BTG expects that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial position, results of operations and cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date our exposure to market risk has been limited and we are not currently hedging any market risk, although we may do so in the future. We do not hold or issue any derivative financial instruments for trading or other speculative purposes.

         Our obligations under our $20,000,000 revolving credit facility bear interest at floating rates and, therefore, we are impacted by changes in prevailing interest rates. A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at December 31, 2000 would result in an increase in our annual interest expense of $200,000. Because these borrowings relate to the construction of our new facility, interest expense is currently being capitalized.

         Our material interest bearing assets consist of cash and cash equivalents and short-term investments consisting primarily of investments in U.S. Treasury bonds, short-term corporate bonds and mutual funds which invest in short-term bonds. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.

         As discussed above under "--Liquidity and Capital Resources," we manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. All of BTG's revenues are in U.S. dollars except for payments from the Chief Scientist and sales of our products in Israel, which are denominated in Israeli Shekels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements


                                                                                                Page


         Report of Independent Public Accountants...............................................51

         Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1999 and 2000.............................................................52

         Consolidated Statements of Operations for the
         years ended December 31, 1998, 1999 and 2000...........................................53

         Consolidated Statements of Changes in
         Stockholders' Equity for the years
         ended December 31, 1998, 1999 and 2000.................................................54

         Consolidated  Statements  of Cash Flows for
         the years ended December 31, 1998, 1999 and 2000.......................................55

         Notes to Consolidated Financial Statements.............................................56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1k, the Company changed its method of accounting for revenue recognition.


ARTHUR ANDERSEN LLP






New York, New York
February 21, 2001 (except
with respect to the matters
discussed in Note 12, as to
which the date is March 19, 2001)

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                              DECEMBER 31,
                                                                                              -----------
                                                                                        1999              2000
                                                                                        ----              ----
ASSETS
Current Assets:
  Cash and cash equivalents........................................................    $18,703         $ 26,353
  Short-term investments...........................................................     68,547           93,217
  Accounts receivable .............................................................     37,504           39,188
  Inventories......................................................................      8,624            9,880
  Deferred income taxes............................................................      4,286            2,445
  Prepaid expenses and other.......................................................        220              989
                                                                                    -----------       ---------
     Total current assets..........................................................    137,884          172,072

Accounts receivable - trade  ......................................................      2,443            1,703
Severance pay funded...............................................................      2,369            2,321
Deferred income taxes..............................................................          -            5,745
Property and equipment, net........................................................     18,938           27,819
Intangibles, net of accumulated amortization of $5,186
  in 1999 and $5,639 in 2000.......................................................        993              540
Patents, net of accumulated amortization of $643 in 1999
  and $499 in 2000.................................................................        429              260
Other assets.......................................................................      1,589            2,765
                                                                                     ---------        ---------
     Total assets..................................................................  $ 164,645         $213,225
                                                                                     =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................................   $  7,257          $ 6,420
  Deferred revenues................................................................         --            1,153
  Other current liabilities........................................................     11,171           11,155
                                                                                     ---------        ---------
     Total current liabilities.....................................................     18,428           18,728
                                                                                     ---------        ---------

Long-term debt.....................................................................       -              20,000
                                                                                     ---------        ---------
Deferred revenues..................................................................       -              10,551
                                                                                     ---------        ---------
Severance pay......................................................................      4,333            4,593
                                                                                     ---------        ---------

Commitments and contingent liabilities

Stockholders' Equity:
  Preferred stock - $.01 par value; 4,000,000
     shares authorized; no shares issued ..........................................         --               --
  Common stock - $.01 par value; 150,000,000
     shares authorized; issued - 53,280,000 and outstanding
     - 53,197,000 in 1999 and issued and outstanding
     - 54,765,000 in 2000..........................................................        533              547
Additional paid in capital.........................................................    168,743          179,586
  Accumulated deficit..............................................................   (22,534)         (14,817)
  Treasury stock at cost (83,000 shares)...........................................      (340)                -
  Accumulated other comprehensive loss.............................................    (4,518)          (5,963)
                                                                                     ---------        ---------
    Total stockholders' equity.....................................................    141,884          159,353
                                                                                     ---------        ---------

     Total liabilities and stockholders' equity....................................  $164,645          $213,225
                                                                                     =========        =========

The accompanying notes are an integral part of these consolidated balance sheets.

                                   BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                       Year Ended December 31,

                                                                    Historical                    Pro Forma*
                                                      -----------------------------------    ------------------
                                                        1998          1999          2000       1998       1999
                                                      --------      -------       -------    -------    -------
Revenues:
     Product sales..........................           $68,246      $62,332      $ 62,149    $68,246    $62,332
     Contract fees..........................             2,686       14,848        10,229      2,041      5,270
     Royalties..............................             2,160        1,761         3,139      2,160      1,761
     Other revenues.........................               798        1,746         1,931        798      1,746
     Interest...............................             2,965        4,633         7,496      2,965      4,633
                                                      --------      -------       -------    -------    -------
                                                        76,855       85,320        84,944     76,210     75,742
                                                      --------      -------       -------    -------    -------

Expenses:
     Research and development...............            18,450       21,120        22,360     18,450     21,120
     Cost of product sales..................            10,744       11,224         9,887     10,744     11,224
     General and administrative.............             8,504       14,035        12,685      8,504     14,035
     Marketing and sales....................            13,312       16,583        17,614     13,312     16,583
     Commissions and royalties..............               929        3,221         1,879        929      3,221
     Finance................................               167          378           149        167        378
                                                      --------      -------       -------    -------    -------
                                                        52,106       66,561        64,574     52,106     66,561
                                                      --------      -------       -------    -------    -------

Income before income taxes..................            24,749       18,759        20,370     24,104      9,181
Income tax expense..........................             7,010        4,897         4,475      7,086      1,353
                                                      --------      -------       -------    -------    -------

Income before cumulative effect of
  change in accounting principle............            17,739       13,862        15,895     17,018      7,828
Cumulative effect of change in accounting
  principle, net of income taxes of $4,380..                 -            -         8,178          -          -
                                                      --------      -------       -------    -------    -------
Net income..................................           $17,739      $13,862        $7,717    $17,018     $7,828
                                                      ========      =======       =======    =======    =======
Earnings per common share:

Basic:
  Income before cumulative
    effect of change in accounting
    principle...............................            $ 0.37       $ 0.26        $ 0.29     $ 0.35     $ 0.15
 Cumulative effect of change
    in accounting principle.................                 -            -          0.15          -          -
                                                      --------      -------       -------    -------    -------
  Net income................................            $ 0.37       $ 0.26        $ 0.14     $ 0.35     $ 0.15
                                                      ========      =======       =======    =======    =======
Diluted:
  Income before cumulative effect
    of change in accounting principle.......            $ 0.36        $0.26        $ 0.28      $0.34      $0.14
 Cumulative effect of change
    in accounting principle.................                 -            -          0.14          -          -
                                                      --------      -------       -------    -------    -------
  Net income................................            $ 0.36       $ 0.26        $ 0.14     $ 0.34     $ 0.14
                                                      ========      =======       =======    =======    =======

Weighted average number of common and common equivalent shares:

     Basic..................................            48,184       52,348        54,320     48,184     52,348
                                                      ========      =======       =======    =======    =======
     Diluted................................            49,848       54,191        56,885     49,848     54,191
                                                      ========      =======       =======    =======    =======


* See Note 1k
 The accompanying notes are an integral part of these consolidated statements.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                       COMMON STOCK
                                     --------------    Additional                         Accumulated other     Total
                                               Par      Paid In    Accumulated  Treasury    comprehensive   Stockholders'
                                     Shares   Value     Capital      Deficit      Stock      income (loss)     Equity
                                     ------- --------  ----------  -----------  ---------   --------------  -------------
BALANCE, DECEMBER 31, 1997            47,304    $473    $136,662     $(54,135)     $(340)          $198           $82,858
Comprehensive income:
    Net income                                                         17,739                                      17,739
    Unrealized loss on marketable
        securities, net                                                                          (2,168)           (2,168)
                                                                                                                   -------
Total comprehensive income                                                                                         15,571
                                                                                                                   -------
Issuance of common stock                  60       1         324                                                      325
Tax benefit derived from exercise
  of stock options                                           420                                                      420
Exercise of stock options                660       6       2,718                                                    2,724
Exercise of warrants                   3,910      39      21,040                                                   21,079
                                     -------    ----     -------   ----------   -------        -----------        --------
BALANCE, DECEMBER 31, 1998            51,934     519     161,164      (36,396)     (340)         (1,970)          122,977
Comprehensive income:
    Net income                                                         13,862                                      13,862
    Unrealized loss on marketable
         securities, net                                                                         (2,548)           (2,548)
                                                                                                                   -------
Total comprehensive income                                                                                         11,314
                                                                                                                   -------
Issuance of common stock                 259       3       1,380                                                    1,383
Tax benefit derived from exercise
  of stock options                                           521                                                      521
Exercise of stock options              1,087      11       5,678                                                    5,689
                                     -------    ----   ---------   ----------  --------        ----------        ---------
BALANCE, DECEMBER 31, 1999            53,280     533     168,743      (22,534)     (340)         (4,518)          141,884
Comprehensive income:
    Net income                                                          7,717                                       7,717
    Unrealized loss on marketable
        securities, net                                                                          (1,445)           (1,445)
                                                                                                                   -------
Total comprehensive income                                                                                          6,272
                                                                                                                   -------
Issuance of common stock                 345       3       1,926                                                    1,929
Cancellation of treasury stock           (83)     (1)       (339)                   340                                --
Tax benefit derived from exercise
  of stock options                                         1,353                                                    1,353
Exercise of stock options              1,223      12       7,903                                                    7,915
                                     -------  ------    --------   ----------   -------        -----------        --------
BALANCE, DECEMBER 31, 2000            54,765  $  547    $179,586     $(14,817)  $   -           $(5,963)         $159,353
                                     =======  ======    ========   ==========   =======        ===========        ========



The accompanying notes are an integral part of these consolidated statements.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Year Ended December 31,
                                                                             -----------------------------------------
                                                                                 1998          1999           2000
                                                                             ------------   -----------   ------------
Cash flows from operating activities:
  Net income..........................................................           $17,739       $13,862       $7,717
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Cumulative effect of accounting change, net......................                 -             -        8,178
     Deferred income tax expense .....................................             5,160         1,121          331
     Depreciation and amortization....................................             3,125         3,014        2,861
     Write-off of other assets........................................                 -         1,894            -
     Provision for severance pay......................................              (157)          515          260
     deferred revenues................................................                 -             -         (853)
     (Gain) loss on disposal of property and equipment ...............                 3            (4)         (29)
     (Gain) loss on sales of short-term investments, net..............               (92)          441          446
     Common stock as payment for services.............................                59            60           60
     Changes in:
       accounts receivable ...........................................           (40,856)       28,450         (944)
       inventories....................................................               423        (3,646)      (1,256)
       prepaid expenses and other current assets......................                58           124         (769)
       accounts payable...............................................             4,134         2,419          660
       other current liabilities......................................             3,506           730          (16)
                                                                             ------------   -----------   ------------
  Net cash provided by (used in) operating activities.................            (6,898)       48,980       16,646
                                                                             ------------   -----------   ------------

Cash flows from investing activities:
  Purchases of short-term investments.................................           (27,742)      (53,501)     (48,738)
  Capital expenditures................................................            (3,594)      (11,432)     (10,913)
  Intangibles.........................................................                 -          (150)           -
  Severance pay funded................................................               202          (136)          48
  Other assets........................................................               348          (931)      (1,253)
  Change in patents...................................................              (144)         (181)        (180)
  Proceeds from sales of short-term investments.......................            14,243        19,567       22,177
  Proceeds from sales of property and equipment.......................                38            44           79
                                                                             ------------   -----------   ------------
  Net cash used in investing activities...............................           (16,649)      (46,720)     (38,780)
                                                                             ------------   -----------   ------------

Cash flows from financing activities:
  Proceeds from issuances of common stock.............................            23,649         7,012        9,784
  Proceeds from long-term loan........................................                 -             -       20,000
                                                                             ------------   -----------   ------------
  Net cash provided by financing activities...........................            23,649         7,012       29,784
                                                                             ------------   -----------   ------------

  Net increase in cash and cash equivalents...........................               102         9,272        7,650
  Cash and cash equivalents at beginning of year......................             9,329         9,431       18,703
                                                                             ------------   -----------   ------------
  Cash and cash equivalents at end of year............................            $9,431       $18,703      $26,353
                                                                             ============   ===========   ============

SUPPLEMENTARY INFORMATION

Other information:
  Interest paid.......................................................            $    2       $    11       $  269
  Income taxes paid...................................................              $515        $3,518       $4,567
  Tax benefit derived from exercise of stock options..................              $420       $   521       $1,353


The accompanying notes are an integral part of these consolidated statements.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Bio-Technology General Corp. ("BTG") and its wholly-owned subsidiary, Bio-Technology General (Israel) Ltd. ("BTG-Israel"), were formed in 1980 to research, develop, manufacture and market products through the application of genetic engineering and related biotechnologies.

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

         c.       Cash and cash equivalents:

         At December 31, 1999 and 2000, cash and cash equivalents included cash of $3,202,000 and $9,504,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of ninety days or less) of $15,501,000 and $16,849,000, respectively.

         d.       Short-term investments:

         Short-term investments consist primarily of investments in mutual funds and U.S. Treasury and corporate bonds that have been classified as "available-for-sale securities". At December 31, 1999 and 2000, the cost of the securities was $73,067,000 and $99,180,000, respectively.

         e.       Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined by using the weighted average method. At December 31, 1999 and 2000, inventories include raw materials of $951,000 and $1,324,000, work-in-process of $1,223,000 and $1,499,000, and finished goods of $6,450,000 and $7,057,000, respectively.

         f.       Long-term accounts receivable-- trade:

         Long-term accounts receivable -- trade consists of amounts owed to the Company by one customer for which collection is expected in part by December 31, 2001 and for the remainder by December 31, 2002. The amount does not bear interest and as such a discount has been recorded in the consolidated financial statements for the periods ended December 31, 1999 and 2000.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         g. Property and equipment, net of accumulated depreciation and amortization:

         Property and equipment are stated at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 17 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred.

         Land, building and construction-in-progress represents building under construction and is stated at cost. This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs. Capitalized interest is included under the provision of SFAS No. 34 and totaled approximately $339,000 at December 31, 2000. Construction-in-progress is not depreciated until such time as the relevant assets are completed and put into operational use.

         h.       Intangibles:

         Intangibles consist of repurchased rights to one of the Company's products previously licensed to a third party, and are amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

         i.       Patents:

         Patent costs related to products approved by any regulatory agency worldwide or being sold have been capitalized. Amortization has been calculated using the straight-line method over 17 years commencing on the date of grant with respect to each project.

         j.       Long-lived assets:

         The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of related assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Management of the Company believes that no such event or change has occurred.

         k.       Revenue recognition:

         Product sales are recognized when the product is shipped and collectability is probable.

         Contract fees consist mainly of license of marketing and distribution rights and research and development projects. Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, the Company recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. In accordance with SAB 101, the related revenues are now being recognized over the term of the related agreements. Effective January 1, 2000, the Company recorded a cumulative effect of change in accounting principle related to contract revenues

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000.

         Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable. Advance payments received in excess of amounts earned are included in deferred revenue.

         Royalties are recognized once agreement exists, the sale is made and the royalty is earned.

         Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the State of Israel, respectively. The Company recognizes revenue upon performance of such funded research. In general, these contracts are cancelable by the Company's collaborative partners at any time.

         The PRO FORMA results of operations of the Company have been prepared as if the Company adopted SAB 101 in all periods presented.

         l.       Stock-based compensation:

         The Company grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

         m.       Research and development:

         All research and development costs are expensed as incurred.

         n.       Income taxes:

         Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

         BTG-Israel files separate income tax returns and provides for taxes under Israeli regulations.

         o.       Other comprehensive income (loss):

         Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities.

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

         A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                             Year Ended December 31, 1998       Year Ended December 31, 1999
                                         ------------------------------------ ---------------------------------
                                                                                                          Per
                                           Income       Shares      Per Share   Income       Shares      Share
                                         (Numerator) (Denominator)   Amounts  (Numerator) (Denominator) Amounts

                                         ----------- -------------  --------- ----------- ------------- -------
(In thousands, except per share data)

NET EARNINGS.........................       $17,739                             $13,862
BASIC EPS
Net earnings attributable to common
stock................................        17,739        48,184      $0.37     13,862        52,348    $0.26
EFFECT OF DILUTIVE SECURITIES
Stock options........................                       1,090                              1,843
Stock warrants.......................                         574                                  -
                                                     -------------                        -------------
DILUTED EPS
Net earnings attributable to common
stock and assumed option and warrant
exercises............................       $17,739        49,848      $0.36    $13,862       54,191    $0.26
                                         =========== =============  ========= =========== ============= =======

                                              Year Ended December 31, 2000
                                       -----------------------------------------
                                         Income       Shares           Per
                                       (Numerator) (Denominator)  Share Amounts
                                       ----------- -------------  --------------
(In thousands, except per share data)

NET EARNINGS.........................    $7,717
BASIC EPS
Net earnings attributable to common
stock................................     7,717         54,320          $0.14
EFFECT OF DILUTIVE SECURITIES
Stock options........................                   2,565
Stock warrants.......................                       -
                                                   -------------
DILUTED EPS
Net earnings attributable to common
stock and assumed option and warrant
exercises............................    $7,717        56,885          $0.14
                                       =========== =============  ==============

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         Options to purchase 1,970,000, 697,000 and 732,000 shares of common stock out of the total number of options outstanding as of December 31, 1998, 1999 and 2000, respectively, are not included in the computation of diluted EPS because of their anti-dilutive effect.

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

         r.       Fair value of financial instruments:

         The carrying amounts of cash, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amount of the long-term debt approximates fair value as the borrowing rates are currently available for debt with similar terms and maturities.

         s.       Concentration of credit risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. Concentration of credit risk with respect to accounts receivable is discussed in Note 10. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

         t.       New accounting pronouncement:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations and cash flows.


NOTE 2 - SEVERANCE PAY

         BTG-Israel participates in a defined contribution pension plan and makes regular deposits with a pension fund to secure pension rights on behalf of some of its employees. The custody and management of the amounts so deposited are independent of the Company and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheets. The Company's obligation for severance pay, in addition to the amount funded, is included within long-term liabilities in the accompanying consolidated balance sheets.

         In respect of its other employees, BTG-Israel purchases individual insurance policies intended to cover its severance obligations. The amount funded in the insurance policy and its

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

obligation for severance pay to those employees are reflected in the consolidated balance sheets as severance pay funded and severance pay, respectively.

         The liability of the Company for severance pay is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. The liability is covered by the amounts deposited, including accumulated income thereon, as well as by the unfunded liability.

         The expense related to severance and pension pay for the years ended December 31, 1998, 1999 and 2000, was $715,000, $1,039,000 and $1,434,000,
respectively.


NOTE 3 - PROPERTY AND EQUIPMENT, NET


                                                                                             DECEMBER 31,
                                                                                  -------------------------------
                                                                                     1999                 2000
                                                                                  ----------            ---------
                                                                                           (in thousands)
    Laboratory and manufacturing equipment.................................         $15,704              $19,250
    Office equipment.......................................................           3,872                3,922
    Air conditioning and other.............................................           2,306                2,951
    Leasehold improvements.................................................           7,621                7,631
                                                                                  ----------            ---------
                                                                                     29,503               33,754
    Land, building and construction in progress(1)                                    9,518               15,806
                                                                                  ----------            ---------
                                                                                     39,021               49,560
    Accumulated depreciation and amortization..............................         (20,083)             (21,741)
                                                                                  ----------            ---------
        Total..............................................................         $18,938              $27,819
                                                                                  ==========            =========

------------
    (1) The related asset has not been placed in service and therefore no depreciation and amortization has been accumulated as of December 31, 2000. Includes $717,000 and $104,000 of capitalized interest, labor and other expenses as of December 31, 2000 and 1999, respectively.

    Depreciation and amortization expense was approximately $1,617,000, $1,896,000 and $1,982,000 for the years ended December 31, 1998, 1999 and 2000, respectively.


NOTE 4 - LONG-TERM DEBT

         In June 2000 the Company entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At December 31, 2000 the Company had long-term borrowings of $20,000,000 outstanding under the facility. As at December 31, 2000, the loans are at an average interest rate of 7.75% and the principal is payable as follows: in 2002 - $1,111,000; in 2003 - $6,667,000; in 2004 -
$6,667,000 and in 2005 - $5,555,000.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 5 - STOCKHOLDERS' EQUITY

         In the year ended December 31, 1998, the Company issued 3,910,000 shares of the Company's common stock upon the exercise of outstanding warrants and received proceeds of $21,079,000.

         In the years ended December 31, 1998, 1999 and 2000, the Company issued 660,000 shares, 1,087,000 shares and 1,223,000 shares, respectively, of the Company's common stock upon the exercise of outstanding stock options and received proceeds of $2,724,000, $5,689,000 and $7,915,000, respectively.

         In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 ESPP"). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The total number of shares reserved for issuance under the 1998 ESPP is 3,000,000 shares.

         All full-time employees of the Company are eligible to participate in the 1998 ESPP. From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP ("Rights") at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Rights granted under the 1998 ESPP will run for a maximum of 27 months. No employee may be granted a Right that permits such employee to purchase shares under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares. In 1998, 1999 and 2000 the Company issued 52,000 shares, 251,000 shares and 339,000 shares, respectively, of common stock under the 1998 ESPP.

         In 1998 the Company adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire the Company. Under the plan, if any person or group acquires more than 20% of the Company's common stock without approval of the Board of Directors under specified circumstances, the Company's other stockholders have the right to purchase shares of the Company's common stock, or shares of the acquiring company, at a substantial discount to the public market price. The stockholder rights plan continues the Company's commitment to ensuring fair value to all stockholders in the event of an unsolicited takeover offer.


NOTE 6 - STOCK OPTIONS

         The Company's Stock Option Plan (the "Plan") permits the granting of options to purchase up to an aggregate of 3,900,000 shares of the Company's common stock to employees, consultants and directors of the Company. Under the Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares ("market value") on the date of grant, or restricted stock options, at an exercise price of not less than the lower of (i) 50% of the book value per share of the Company's common stock, or (ii) 50% of the market value on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance. No options have been granted under the Plan in the past three years and no additional options can be granted under the Plan.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         In 1992, the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the "1992 Stock Option Plan"). The 1992 Stock Option Plan permits the granting of options to purchase up to an aggregate of 12,000,000 shares of the Company's common stock to key employees (including employees who are directors) and consultants of the Company. Under the 1992 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than the par value of the common stock on the date of grant. Options generally become exercisable ratably over a four-year period, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance.

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

         The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1998, 1999 and 2000 were granted at the fair market value of the Company's common stock. Had compensation cost for these plans and the Company's 1998 ESPP been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                    1998        1999        2000
                                                                                    ----        ----        ----
                                                                                        (in thousands except
                                                                                           per share data)
 Net income (loss):        As reported      ................................       $17,739      $13,862    $7,717
                           Pro forma        ................................         9,810        4,305    (3,874)

 Basic EPS:                As reported      ................................         $0.37        $0.26     $0.14
                           Pro forma        ................................          0.20         0.08     (0.07)

 Diluted EPS:              As reported      ................................         $0.36        $0.26     $0.14
                           Pro forma        ................................          0.20         0.08     (0.07)


         Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: (i) expected life of option of seven years; (ii) dividend yield of 0%; (iii) expected volatility of 56%, 58% and 59%; and (iv) risk-free interest rate of 5.46%, 5.66% and 5.62%, respectively.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


         Transactions under the Plan, the 1992 Stock Option Plan, the New Director Plan, the Directors Plan and other plans during 1998, 1999 and 2000 were as follows:

                                                                       Year ended December 31,
                                                  -------------------------------------------------------------------------
                                                          1998                         1999                    2000
                                                  ----------------------       --------------------  ----------------------
                                                              Weighted                    Weighted    Weighted
                                                              Average                     Average     Average
                                                    Shares    Exercise          Shares    Exercise     Shares     Exercise
                                                   ('000s)      Price          ('000s)     Price      ('000s)       Price
                                                  ---------  -----------       --------  ----------  ----------   ---------
Options outstanding at beginning of year.......      5,400      $8.40            6,332     $7.33        7,487       $7.38
Granted........................................      1,874       7.49            2,752      6.78        1,506       11.85
Exercised......................................       (660)      4.13           (1,087)     5.23       (1,223)       6.47
Terminated.....................................       (282)      9.10             (510)     8.10         (733)       8.39
                                                  ---------                    --------              ----------
Options outstanding at end of year.............      6,332       7.33            7,487      7.38        7,037        8.39
                                                  =========                    ========              ==========
Exercisable at end of year ....................      2,714                       2,804                  2,706
                                                  =========                    ========              ==========
Weighted average fair value of
    options granted............................                  4.71                       4.34                     7.62
                                                             ===========                 ==========               =========
Weighted average fair value of
    options repriced...........................                  3.96(1)
                                                             ===========

(1) On June 15, 1998 1,398,000 previously granted options were repriced. The additional compensation cost in respect thereof is reflected in the PRO FORMA disclosures for the year ended December 31, 1998.

          Of the 7,037,000 options outstanding as of December 31, 2000:

                  - 2,325,000 have exercise prices between $2.37 and $7.19 with a weighted average exercise price of $5.67 and a weighted average remaining contractual life of 6.87 years. Of these 2,325,000 options, 751,000 are exercisable; their weighted average exercise price is $4.75.

                  - 2,680,000 options have exercise prices between $7.41 and $8.45 with a weighted average exercise price of $7.86 and a weighted average remaining contractual life of 6.89 years. Of these 2,680,000 options, 1,473,000 are exercisable; their weighted average exercise price is $7.96.

                  - 2,032,000 options have exercise prices between $8.50 and $20.44 with a weighted average exercise price of $12.20 and a weighted average remaining contractual life of 8.66 years. Of these 2,032,000 options, 482,500 are exercisable; their weighted average exercise price is $12.97.

          As of December 31, 2000 there were 1,061,000 shares available for the grant of options under the 1992 Stock Option Plan. Subsequent to December 31, 2000, no material amount of options have been exercised.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

 NOTE 7 - FOREIGN OPERATIONS

         The Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's operations in the United States and Israel is presented below:

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES


                                                              U.S.        ISRAEL      ELIMINATIONS       CONSOLIDATED
                                                              ----        ------      ------------       ------------
                                                                 (IN THOUSANDS OF U.S. DOLLARS)
Year ended December 31, 1998:
    Revenues.........................................      (S) 66,810     10,045                            76,855
    Intercompany transactions........................           4,363      1,599           (5,962)
    Reimbursement of subsidiary's expenses...........                     10,770          (10,770)
    Depreciation and amortization....................           1,989      1,136                             3,125
    Interest income..................................           2,870         95                             2,965
    Income tax expense...............................           7,010                                        7,010
    Net income.......................................          17,223      3,404           (2,888)          17,739
    Identifiable assets+.............................         140,290     20,330          (17,944)         142,676
    Foreign liabilities+ ............................                    ++5,939                             5,939
    Investment in subsidiaries (cost basis)+.........           5,797                      (5,797)

Year ended December 31, 1999:
    Revenues.........................................      (S) 73,250     12,070                            85,320
    Intercompany transactions........................             800      2,290           (3,090)
    Reimbursement of subsidiary's expenses...........                     10,795          (10,795)
    Depreciation and amortization....................           1,601      1,413                             3,014
    Interest income..................................           4,561         72                             4,633
    Income tax expense...............................           4,609        288                             4,897
    Net income.......................................           9,545      3,262            1,055           13,862
    Identifiable assets+.............................         160,408     28,640          (24,403)         164,645
    Foreign liabilities+.............................                    ++7,027                             7,027
    Investment in subsidiaries (cost basis)+.........          15,310                     (15,310)

Year ended December 31, 2000:
    Revenues.........................................      (S) 69,908     15,036                            84,944
    Intercompany transactions........................           1,272      4,009           (5,281)
    Reimbursement of subsidiary's expenses...........                     12,712          (12,712)
    Depreciation and amortization....................           1,389      1,472                             2,861
    Interest income..................................           7,425         71                             7,496
    Income tax expense...............................           4,205        270                             4,475
    Net income.......................................             641      6,557              519            7,717
    Identifiable assets+.............................         179,011     45,730          (11,516)         213,225
    Foreign liabilities+ ............................                   ++28,034                            28,034
    Investment in subsidiaries (cost basis)+.........          15,298                     (15,298)

---------------------------
(S)   Includes export sales of $27,723,000, $27,645,000 and $27,515,000 in
1998, 1999 and 2000, respectively.
+     At year end.
++    Excludes liability to parent.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

         a. The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $415,000. The lease expires in October 2003. In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses. The Company also leases approximately 2,000 square feet in New York City, primarily for its investor and public relations activities, having an average annual rental expense of $100,000 and expiring in September 2003. BTG-Israel currently leases approximately 95,000 square feet of space for its research, development and production facilities in Israel, having an average annual rental expense of $1,110,000. The lease of substantially all of this space will expire in December 2002; the lease for the remainder of the space will expire in 2003. BTG-Israel also leases 5,000 square feet of warehouse space near its research and manufacturing facility pursuant to a lease that expires in December 2001.

         Rent expense was approximately $1,684,000, $1,679,000 and $1,787,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next three years are as follows:
2001--$1,658,000; 2002--$1,625,000; and 2003--$475,000. There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $758,000 secured by the assets of BTG-Israel.

         b. The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded. As of December 31, 2000, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $7,874,000 of research and development funding for products that are currently being sold and a minimum of $5,302,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 1998, 1999 and 2000, the Company accrued approximately $385,000, $353,000 and $529,000, respectively, as royalties to the Chief Scientist.

         The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

         c. The Company currently has employment agreements with five senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,361,000 plus other normal customary fringe benefits and bonuses. These employment agreements generally have a term of two years and are automatically renewed for successive two-year periods unless either party gives the other notice of non-renewal.

         d. The Company has received notification of claims filed against certain of its patents in the normal course of operations. Management believes that these claims have no merit, and the Company intends to defend them vigorously.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

NOTE 9 - OTHER CURRENT LIABILITIES

                                                                                                 DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1999               2000
                                                                                           ----               ----
                                                                                               (in thousands)
Salaries and related expenses                                                            $3,312             $4,006
Accrued subcontracting payable                                                            3,830              3,077
Governmental and state agencies                                                             677                802
Legal and professional fees                                                                 700                657
Royalties and commissions                                                                 2,341              1,947
 Other                                                                                      311                666
                                                                                       --------           --------
                                                                                        $11,171            $11,155
                                                                                       ========           ========


NOTE 10 - CONCENTRATIONS

         In 1998, 1999 and 2000, one customer for human growth hormone, located solely in Japan, represented $11,056,000, $10,507,000 and $12,975,000, or 15%,
13% and 17% of revenues (exclusive of interest income), respectively. In 1998, 1999 and 2000, one customer for OXANDRIN and DELATESTRYL, located solely in the United States, represented $43,171,000, $32,813,000 and $33,249,000, or 58%, 41%
and 44% of revenues (exclusive of interest income), respectively. In 1999, 12% of revenues (exclusive of interest income) resulted from the license of product distribution rights to a licensee. In 2000, the Company's product sales consisted primarily of sales of OXANDRIN, human growth hormone, BIOLON and DELATESTRYL in the amount of approximately $32,186,000, $20,585,000, $6,116,000 and $2,582,000, or 52%, 33%, 10% and 4% of total product sales, respectively. One customer accounted for 53% and 59% of total accounts receivable-trade as of December 31,1999 and 2000, respectively. As of December 31, 1999, an amount due from a licensee accounts for 27% of total accounts receivable-trade. BTG currently has one supplier for its OXANDRIN product and one supplier for its DELATESTRYL product.


NOTE 11 - INCOME TAXES

         At December 31, 2000, BTG had a capital loss carry over of approximately $887,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2005, and a research and experimental ("R&E") credit carryover of approximately $2,816,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2019.

         Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of BTG-Israel. Those earnings have been and will continue to be permanently reinvested. It is not practicable to determine the amount of additional tax that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $9,000,000 at December 31, 2000.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         The components of current and deferred income tax expense (benefit) are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1998               1999            2000
                                                                  ---------           -------        ---------
                                                                                   (in thousands)
Current:
       State..................................................     $    336           $   332          $   183
       Federal................................................        1,514             3,066            3,662
       Foreign................................................           --               378              299
                                                                  ---------           -------        ---------
                                                                      1,850             3,776            4,144
                                                                  ---------           -------        ---------

Deferred:
       State..................................................          464                98               28
       Federal................................................        4,696             1,113              332
       Foreign................................................           --              (90)              (29)
                                                                  ---------           -------        ---------
                                                                      5,160             1,121              331
                                                                  ---------           -------        ---------

Total income tax expense......................................       $7,010            $4,897          $ 4,475
                                                                  =========           =======        =========


         The domestic and foreign components of income before income taxes are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1998              1999             2000
                                                                  ---------         ---------         --------
                                                                                  (in thousands)
       Domestic...............................................      $21,435           $15,045          $12,365
       Foreign................................................        3,314             3,714            8,005
                                                                  ---------         ---------         --------
                                                                    $24,749           $18,759          $20,370
                                                                  =========         =========         ========


                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

       The components of deferred income tax expense (benefit) are:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                       1998              1999             2000
                                                                     --------           --------        -------
                                                                                    (in thousands)
       R&E credit.............................................       $  (393)               $899        $ (437)
       Net operating loss ....................................         7,290                   -             -
       Alternate minimum tax credit...........................           (28)                  -             -
       Deferred revenues......................................             -                   -           232
       Accrued amounts........................................        (1,429)                229           174
       Depreciation and amortization..........................          (280)                 (7)          362
                                                                     --------           --------        -------
                                                                     $ 5,160              $1,121          $331
                                                                     ========           ========        =======


         A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                      1998            1999              2000
                                                                    --------       ----------        ----------
                                                                                 (in thousands)
       Income tax at U.S. statutory rate......................       $9,853            $6,566           $7,129
       State and local income taxes (net of federal
         benefit).............................................          520               280              138
       Non-deductible expenses................................          619               761              333
       R&E credit.............................................       (1,189)             (772)            (720)
       Foreign income subject to a reduced
         rate of tax..........................................       (2,970)           (2,016)          (2,779)
       Other..................................................           177               78              374
                                                                    --------       ----------        ----------
       Income tax expense.....................................       $7,010            $4,897           $ 4,475
                                                                    ========       ==========        ==========

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

The components of deferred income tax assets (liabilities) are as follows:

                                                                                               DECEMBER 31,
                                                                                         -----------------------
                                                                                           1999          2000
                                                                                         --------      ---------
                                                                                              (in thousands)
Capital loss carryforward.............................................                    $2,698       $    328
R&E credit............................................................                     2,379          2,816
Deferred revenues.....................................................                         -          4,148
Accrued amounts.......................................................                     2,193          1,874
                                                                                         --------      ---------
                                                                                           7,270          9,166
Depreciation and amortization.........................................                      (286)          (648)
                                                                                         --------      ---------
                                                                                           6,984          8,518
Valuation allowance...................................................                    (2,698)          (328)
                                                                                         --------      ---------
                                                                                          $4,286         $8,190
                                                                                         ========      =========

The Company recorded a valuation allowance against its capital loss carryforward as it is not likely to utilize it.

NOTE 12 - SUBSEQUENT EVENTS

Acquisition of Myelos Corporation

         On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company's common stock, based on a value of $8.9564, representing the average closing price of BTG's common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed). In addition, BTG has agreed to pay the Myelos shareholders an additional $30,000,000 if BTG is able to file a New Drug Application with respect to Prosaptide to treat neuropathic pain or neuropathy, of which at least $14,000,000 will be paid through the issuance of shares of BTG common stock. The remaining $16,000,000 can be paid, at BTG's option, in cash, shares of BTG common stock or a combination thereof. BTG has also agreed that if Prosaptide is approved by the United States Food and Drug Administration for the treatment of neuropathic pain or neuropathy, BTG will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be in shares of BTG common stock, with the remainder payable, at BTG's option, in cash, shares of BTG common stock or a combination thereof. In no event is BTG required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of BTG preferred stock. The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the BTG common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

         The transaction will be treated as a "purchase" for accounting purposes. The purchase price for accounting purposes is approximately $33,000,000, based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company's common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001). BTG anticipates that an amount in excess of the purchase price paid at closing will be written off as "in process research and development", because the technology acquired in the acquisition was not fully commercially developed and has no alternative future use at the time of the acquisition.

Investment in Omrix Biopharmaceuticals, Inc.

         In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., BTG loaned $2,500,000 to Omrix and agreed to convert the loan into, and purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship. BTG has determined not to pursue a strategic relationship with Omrix, and will convert the loan into, and purchase an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis). Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology. Omrix currently sells its products in Europe, South America and the Middle East.

NOTE 13 - QUARTERLY DATA (UNAUDITED)

         Following are the quarterly results of operations for the years ended December 31, 2000 and 1999:

                  BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

                                             MARCH 31,               JUNE 30,                SEPTEMBER 30,         DECEMBER 31,
                                         ----------------      -------------------         ----------------     ------------------
                                          1999      2000        1999         2000           1999       2000     1999        2000
                                         ------    ------      -------      ------         ------    ------     ------      ------
                                                                     (In thousands except per share data)
Revenues
    Product sales                       $15,867   $12,507      $19,381     $14,082        $14,916   $18,206    $12,168     $17,354
    Contracts Fees                        2,906     1,838(1)     1,727       7,713(1)      10,176       213(1)      39         463
    Other                                 1,455     2,418        1,772       3,048          2,390     3,037      2,523       4,064
                                         ------    ------      -------      ------         ------    ------     ------      ------
                                         20,228    16,763       22,880      24,843         27,482    21,456     14,730      21,881
                                         ------    ------       ------      ------         ------    ------     ------      ------
 Expenses:
    Research and development              4,618     5,397        4,359       5,635          6,412     5,436      5,731       5,892
    Cost of product sales                 2,254     2,336        3,868       1,911          2,865     2,850      2,237       2,790
    General and administrative            2,664     3,446        3,231       3,182          2,927     3,531      5,213       2,526
    Marketing and sales                   4,559     3,256        3,765       5,315          3,442     4,365      4,817       4,678
    Other                                   324       684          453         281          1,988       299        834         764
                                         ------    ------       ------      ------         ------    ------     ------     -------
                                         14,419    15,119       15,676      16,324         17,634    16,481     18,832      16,650
                                         ------    ------       ------      ------         ------    ------     ------      ------
                                          5,809     1,644        7,204       8,519          9,848     4,975     (4,102)      5,231
 Income tax expense (benefit)             1,803       559(2)     2,104       2,922 (2)      3,059       555(2)  (2,068)        438
                                         ------    ------        -----      ------         ------    ------     -------     ------
                                          4,006     1,085        5,100       5,597          6,789     4,420     (2,034)      4,793
 Cumulative effect of change in
    accounting principle                     -      8,178            -           -              -         -          -           -
                                         ------    ------        -----      ------         ------    ------     -------     ------
 Net Income (loss)                      $ 4,006   $(7,093)     $ 5,100     $ 5,597         $6,789   $ 4,420    $(2,034)    $ 4,793
                                         ======    ======        =====      ======         ======    ======     ======      ======

 Earnings (loss) per common share:
    Basic                                $ 0.08    $(0.13)(3)  $ 0.10       $ 0.10(3)      $ 0.13    $ 0.08(3)  $(0.04)     $ 0.09
                                         ======    ======        =====      ======         ======    ======     ======      ======
    Diluted                              $ 0.08    $(0.12)(4)  $ 0.10       $ 0.10(4)      $ 0.12    $ 0.08(4)  $(0.04)     $ 0.09
                                         ======    ======        =====      ======         ======    ======     ======      ======
 Weighted average number of common
     and common equivalent shares:
    Basic                                51,940    53,748      52,086       54,303         52,483    54,493     52,891      54,729
                                         ======    ======        =====      ======         ======    ======     ======      ======
    Diluted                              52,652    57,373      53,358       57,015         54,701    56,993     55,690      55,779
                                         ======    ======        =====      ======         ======    ======     ======      ======

 (1)   As reported                                $ 2,475                  $ 7,500                   $    -
 Adjustment (see note 1k)                            (637)                     213                      213
                                                   ------                   ------                   ------
                                                   $1,838                  $ 7,713                   $  213
                                                   ======                   ======                   ======
 (2) As reported                                  $   796                  $ 2,843                   $  476
 Adjustment (see note 1k)                            (237)                      79                       79
                                                   -------                  ------                   ------
                                                  $   559                  $ 2,922                   $  555
                                                   =======                  ======                   ======
 (3) As reported                                   $ 0.03                  $  0.10                   $ 0.08
 Adjustment (see note 1k)                           (0.16)                     -                         -
                                                   -------                  ------                   ------
                                                  $ (0.13)                 $  0.10                    $0.08
                                                   =======                  ======                   ======
(4)       As reported                              $ 0.03                  $  0.10                   $ 0.08
 Adjustment (see note 1k)                           (0.15)                     -                        --
                                                   -------                  ------                   ------
                                                   $(0.12)                   $0.10                    $0.08
                                                   =======                  ======                   ======

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements

   (1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K.

   (3) Exhibits

   Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10(a), (j), (k), (l), (p), (u), (v), (w),
(x), (y), (z) and (aa) are management contracts, compensatory plans or arrangements.

EXHIBIT NO.    DESCRIPTION

 2(a)          Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS
               Acquisition Corp. and Myelos Corporation.*(1)

  3(a)         Certificate of Incorporation of the Registrant, as amended. *(2)

   (b)         By-laws of the Registrant, as amended.*(3)

 4(a) Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust
               Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior
               Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit
               C.*(3)

  4(b)         Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)

 10(a)         Bio-Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(4)

   (b)         Agreement,  dated January 25, 1981, between  Bio-Technology  General (Israel) Ltd. and Yeda
               Research and Development Co., Ltd. ("Yeda"). *(5)

   (c)         Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(5)

   (d)         Letter from the Company to Yeda relating to bGH and hSOD. *(6)

   (e)         Agreement,  dated January 20, 1984,  between  Bio-Technology  General  (Israel)  Ltd., and the
               Chief Scientist with regard to certain projects. *(7)

   (f)         Agreement, dated July 9, 1984, between the Company and Yeda. *(7)

   (g)         Agreement, dated as of January 1, 1984, between the Company and Yissum. *(8)

   (h)         Form of Indemnity Agreement between the Company and its directors and officers. *(9)

   (i)         Agreement, dated November 18, 1988, between the Company and Yeda. *(10)

   (j)         Employment Agreement, dated as of January 1, 1990, between the Company and Dr. Sim Fass.*(11)

   (k)         Bio-Technology  General Corp.  Stock  Compensation  Plan for Outside  Directors,  as amended through March 1991. *(4)

EXHIBIT NO.     DESCRIPTION
   (l)          Bio-Technology  General Corp.  Stock Option Plan for New Directors,  as amended through March 1991. *(4)

   (m)          Reacquisition  of Rights  Agreement,  effective  June 12, 1991  between the Company and The Du Pont
                Merck Pharmaceutical Company. *(12)

   (n)          Agreement,  dated as of November 9, 1992,  between the Company and SmithKline  Beecham Intercredit
                B.V. *(13)

   (o)          Exclusive  Distribution  Agreement,  dated as of November 9, 1992,  between the Company and Ferring
                B.V. *(13)

   (p)          Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)

   (q)          Purchase and Supply Agreement,  dated as of December 1, 1995, between  Bio-Technology General Corp.
                and Quantum Health Resources. *+(15)

   (r)          Support Services Agreement,  dated as of December 1, 1995, between Bio-Technology General Corp. and
                Quantum Health Resources. *+(15)

   (s)          Research  and  Development  Services  Agreement,  dated  as of  January  1,  1996  by  and between
                Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(16)

   (t)          Manufacturing  Services  Agreement,  dated as of  January 1, 1996,  by and  between Bio-Technology
                General Corp. and Bio-Technology General (Israel) Ltd.*(16)

   (u)          Employment  Agreement,  dated as of January 29, 1996,  between  Bio-Technology  General  Corp. and
                Ernest L. Kelly. *(15)

   (v)          Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)

   (w)          Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(17)

   (x)          Employment Agreement,  dated as of July 23, 1999, by and between  Bio-Technology  General Corp. and
                Robert Shaw.*(18)

   (y)          Employment Agreement,  dated as of January 23, 2000, by and between  Bio-Technology  General Corp.,
                Bio-Technology General (Israel) Ltd. and Dov Kanner.*(20)

   (z)          Severance Agreement,  dated as of April 26, 1996, by and between  Bio-Technology  General Corp. and
                Norman Barton.*(21)

  (aa)          Second Amendment to Employment Agreement,  dated as of June 9, 1999, between Bio-Technology General
                Corp. and Sim Fass.*(20)

    21          Subsidiaries of Bio-Technology General Corp.

    23          Consent of Arthur Andersen LLP.

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

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

         (1)      Company's Current Report on Form 8-K, dated March 19, 2001.

         (2) Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

         (3)      Company's Current Report on Form 8-K, dated October 7, 1998.

         (4) Company's Annual Report on Form 10-K for the year ended December 31, 1991.

         (5)      Registration Statement on Form S-1 (File No. 2-84690).

         (6) Company's Annual Report on Form 10-K for the year ended December 31, 1983.

         (7)      Registration Statement on Form S-1 (File No. 33-2597).

         (8)      Registration Statement on Form S-2 (File No. 33-12238).

         (9) Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

         (10) Company's Annual Report on Form 10-K for the year ended December 31, 1988.

         (11) Company's Annual Report on Form 10-K for the year ended December 31, 1989.

         (12)     Registration Statement on Form S-3 (File No. 33-39018).

         (13) Company's Annual Report on Form 10-K for the year ended December 31, 1992.

         (14) Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (15) Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (16) Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         (17)     Company's Registration Statement on Form S-8 (File No.
                  333-64541).

         (18) Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

         (19) Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         (20) Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (21) Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

                                      Bio-Technology General Corp.
                                      (Registrant)

                                      By: /S/ SIM FASS
                                          --------------------------------------
                                          (Sim Fass)
                                          Chairman of the Board and CEO


March 28, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                         DATE
/s/ SIM FASS                                      Chairman of the Board,                   March 28, 2001
------------------------------
(Sim Fass)                                        CEO and Director (Principal
                                                   Executive Officer)

/s/ HERBERT CONRAD                                Director                                 March 28, 2001
------------------------------
(Herbert Conrad)

/s/ CARL KAPLAN                                   Director                                 March 28, 2001
------------------------------
(Carl Kaplan)

/s/ ALLAN ROSENFIELD                              Director                                 March 28, 2001
------------------------------
(Allan Rosenfield)

/s/ DAVID TENDLER                                 Director                                 March 28, 2001
------------------------------
(David Tendler)

/s/ VIRGIL THOMPSON                               Director                                 March 28, 2001
------------------------------
(Virgil Thompson)

/s/  DAN TOLKOWSKY                                Director                                 March 28, 2001
-----------------------------
(Dan Tolkowsky)

/s/  FAYE WATTLETON                               Director                                 March 28, 2001
-------------------------------
(Faye Wattleton)

SIGNATURE                                         TITLE                                         DATE

/s/ HERBERT WEISSBACH                             Director                                 March 28, 2001
------------------------------
(Herbert Weissbach)

/s/ YEHUNDA STERNLICHT                            Vice President-Finance and Chief         March 28, 2001
------------------------------
(Yehuda Sternlicht)                               Financial Officer (Principal
                                                   Financial and Accounting Officer)

