Form 10-K/A
period 2000-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2001-04-30
CIK 722104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 16, 2001 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):
$348,955,153. Common Stock outstanding as of March 16, 2001: 54,824,876 shares.

               DOCUMENTS INCORPORATED BY REFERENCE:        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:


                                                            YEAR FIRST             PRINCIPAL OCCUPATION DURING
DIRECTOR                                       AGE        BECAME DIRECTOR              THE PAST FIVE YEARS
--------                                       ---        ---------------             --------------------
Herbert Conrad                                  68             1993          Retired; President of Roche
                                                                                Pharmaceuticals Division, Hoffmann-
                                                                                La Roche from December 1981 until
                                                                                September 1993. (1)(2)

Sim Fass                                        59             1983          Chairman of the Board since March
                                                                                1997; CEO of BTG since May 1984;
                                                                                Treasurer of BTG since August 1983;
                                                                                President of Bio-Technology General
                                                                                (Israel) Ltd., BTG's wholly-owned
                                                                                subsidiary ("BTG Israel"), since
                                                                                November 1999; President of BTG and
                                                                                BTG Israel from May 1984 to May
                                                                                1999; Chief Operating Officer of BTG
                                                                                Israel between August 1983 and May
                                                                                1987. (1)(3)

Carl Kaplan                                     62             1998          Senior Partner, Fulbright & Jaworski
                                                                                 L.L.P.; from January 1969 to January
                                                                                 1, 1989, a partner of Reavis &
                                                                                 McGrath, which merged with
                                                                                 Fulbright & Jaworski effective
                                                                                 January 1, 1989. (1)(4)(5)

Allan Rosenfield                                68             1997          Dean and DeLamar Professor, Mailman
                                                                                 School of Public Health, Columbia
                                                                                 University, since 1986. (2)

David Tendler                                   63             1994          Partner, Tendler Beretz L.L.C. since
                                                                                 January 1985; Chairman of V.I.
                                                                                 Technologies, Inc. (previously
                                                                                 Melville BioLogics Inc.) since
                                                                                 February 1995; Co-Chairman and
                                                                                 Chief Executive Officer of Phibro-
                                                                                 Salomon, Inc. from May 1982 until
                                                                                 October 1984. (1)(2)(5)

Virgil Thompson                                 61             1994          President, Chief Executive Officer and
                                                                                 Director of Chimeric Therapies, Inc.
                                                                                 since September 2000; President and
                                                                                 Chief Operating Officer of BTG from
                                                                                 May 1999 through August 2000;
                                                                                 President and Chief Executive Officer
                                                                                 of Cytel Corporation from January
                                                                                 1996 to May 1999; President and
                                                                                 Chief Executive Officer of CIBUS
                                                                                 Pharmaceutical, Inc. from July 1994
                                                                                 until January 1996.(1)

Dan Tolkowsky                                   79             1985          Venture capital investor; Partner, Adler
                                                                                 & Tolkowsky Management
                                                                                 Associates, the general partner of
                                                                                 Athena Venture Partners L.P., a
                                                                                 venture capital partnership, from May
                                                                                 1985 to September 1997; prior
                                                                                 thereto, Vice Chairman and
                                                                                 Managing Director of Discount
                                                                                 Investment  Corporation (Tel-Aviv);
                                                                                 Chairman of the  Executive
                                                                                 Committee of BTG Israel from 1983
                                                                                 through October 1989. (5)

Faye Wattleton                                  57             1997          President, Center for Gender Equality
                                                                                 since 1995; President of Planned
                                                                                 Parenthood Federation of America,
                                                                                  Inc. (New York) from 1978 to 1992. (1)

Herbert Weissbach                               69             1997          Distinguished Research Professor,
                                                                                 Director, Center for Molecular
                                                                                 Biology and Biotechnology, Florida
                                                                                 Atlantic University, since January
                                                                                 1997; prior thereto, Vice President,
                                                                                 Hoffmann-LaRoche Inc. from 1983 to
                                                                                 1996; Director, Roche Institute of
                                                                                 Molecular Biology from 1983 to
                                                                                 1996. (2)

(1)      Member of the Executive Committee of the Board of Directors.

(2)      Member of the Audit Committee of the Board of Directors.

(3) Pursuant to Dr. Fass' employment agreement with BTG, BTG has agreed to nominate Dr. Fass for election as a director during all periods when Dr. Fass serves as our President and/or Chief Executive Officer. See "Item 11. Executive Compensation--Employment Agreements."

(4) Fulbright & Jaworski L.L.P. has rendered legal services to BTG in 2000 and 2001.

(5) Member of the Compensation and Stock Option Committee of the Board of Directors.

        Mr. Conrad is a director of Genvec Inc., Sicor Inc. and Urocor Inc. Mr. Tendler is a director of V.I. Technologies, Inc. Mr. Thompson is a director of Questcor Pharmaceuticals, Inc. and Aradigm Corporation. Ms. Wattleton is a director of Estee Lauder Companies and Quidel Corporation.

        During the fiscal year ended December 31, 2000, the Board of Directors held nine meetings. Each director attended at least 75% of the meetings of the Board of Directors held when he or she was a director and of all committees of the Board of Directors on which he or she served.

        On December 6, 1994, the Board reestablished the Executive Committee to exercise, to the extent authorized by law, all of the powers and authority of the Board in the management of the business and affairs of BTG. Messrs. Virgil Thompson (Chairman), Herbert Conrad, Sim Fass, Carl Kaplan and David Tendler and Ms. Faye Wattleton are the current members of the Executive Committee. During the fiscal year ended December 31, 2000, the Executive Committee did not meet.

        In November 1989, the Board formed an Audit Committee which was established to review the internal accounting procedures of BTG and to consult with and review BTG's independent auditors and the services provided by such auditors. Messrs. Herbert Conrad, Allan Rosenfield, David Tendler (Chairman) and Herbert Weissbach are the current members of the Audit Committee. During the fiscal year ended December 31, 2000, the Audit Committee held six meetings.

        In January 1990, the Board formed a Compensation Committee. In May 1990, the Board combined the Compensation Committee and the Stock Option Plan Committee to form the Compensation and Stock Option Committee to review compensation practices, to recommend compensation for executives and key employees, and to administer BTG's stock option plans. Messrs. Carl Kaplan, David Tendler and Dan Tolkowsky (Chairman) are the current members of the Compensation and Stock Option Committee. During the fiscal year ended December 31, 2000, the Compensation and Stock Option Committee held one meeting.

COMPENSATION OF DIRECTORS

        Our non-employee directors are paid $10,000 annually in shares of our common stock pursuant to our Stock Compensation Plan for Outside Directors, which is described below, and $15,000 per annum in cash. These payments are made quarterly. In addition, non-employee members of the Executive Committee are paid $5,000 per annum in cash, payable quarterly, and non-employee members of the Audit Committee and the Compensation and Stock Option
Committee receive $1,000 for each committee meeting attended if not held on the same day as a meeting of the Board of Directors. All directors are reimbursed for their expenses in connection with attending meetings of the Board. In addition, we pay each director who attends BTG's research and development meetings a fee of $1,500 per day. Upon becoming a director of BTG, non-employee directors also receive a one time grant of options to purchase 20,000 shares of our common stock pursuant to BTG's 1992 Stock Option Plan for Outside Directors. In addition, each non-employee director receives an option to purchase 7,500 shares of common stock each year upon re-election as a director pursuant to our Stock Option Plan for Non-Employee Directors.

        STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. Pursuant to our 1997 Stock Option Plan for Non-Employee Directors (the "1997 Directors Option Plan"), each non-employee director receives an option to purchase 7,500 shares of common stock each year upon re-election as a director. The option exercise price per share of common stock is the Fair Market Value (as defined in the 1997 Directors Option Plan) of the common stock on the date that the option is granted. Options granted under the 1997 Directors Option Plan have a term of ten years from the date the option is granted, subject to earlier termination upon such person ceasing to be a director. A total of 500,000 shares of common stock have been reserved for issuance under the 1997 Directors Option Plan.

        In general, options become exercisable in four equal installments on the six month and first, second and third anniversaries of the date of grant. In the event a director ceases to be a director of BTG for any reason, such person may exercise the option, to the extent exercisable at the time he or she ceases to be a director of BTG, within six months after the date he or she ceases to be a director of BTG (one year if he or she ceases to be a director of BTG by reason of death). Options may not be transferred during the lifetime of an optionee. The 1997 Directors Option Plan provides that the options will become immediately exercisable in full upon a "Change in Control" (as defined in the 1997 Directors Option Plan) of BTG.

        Pursuant to the 1997 Directors Option Plan, on September 6, 2000, Messrs. Conrad, Kaplan, Rosenfield, Tendler, Thompson, Tolkowsky and Weissbach and Ms. Wattleton, who were re-elected directors of BTG at the 2000 Annual Meeting of Stockholders, each received an option to purchase 7,500 shares of our common stock at a per share exercise price of $11.8125. Upon the re-election of Messrs. Conrad, Kaplan, Rosenfield, Tendler, Thompson, Tolkowsky and Weissbach and Ms. Wattleton as directors of BTG at the 2001 Annual Meeting of Stockholders, each of them will receive an option to purchase 7,500 shares of our common stock at a per share exercise price equal to Fair Market Value on the date of the annual meeting.

        STOCK OPTION PLAN FOR OUTSIDE DIRECTORS. Pursuant to our 1992 Stock Option Plan for Outside Directors (the "1992 Directors Plan"), each person who is neither an officer nor employee of BTG or its subsidiaries and who is elected or appointed a director of BTG (the "New Director") automatically receives on the date of his or her initial election or appointment to BTG's Board (the "Grant Date") an option to purchase 20,000 shares of our common stock (the "Option") at a per share exercise price equal to the Fair Market Value (as defined in the 1992 Directors Plan) of our common stock on the Grant Date.

        Options issued under the 1992 Directors Plan may be exercised as to 5,000 shares on the date which is six months and one day after the Grant Date and an additional 5,000 shares on each of the three successive anniversaries of the Grant Date. In the event that a New Director ceases to be a director of BTG, such person may exercise any portion of the Option that is exercisable by him or her at the time he or she ceases to be a director of BTG, but only to the extent such Option is exercisable as of such date, within six months after the date he or she ceases to be a director of BTG. However, in the event a "Change of Control of the Corporation" (as defined in the 1992 Directors Plan) occurs, all options granted under the 1992 Directors Plan which are outstanding at the time a Change of Control of the Corporation occurs will immediately become exercisable. Options granted under the 1992 Directors Plan have a term of ten years from the Grant Date and are not "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

        Mr. Herbert J. Conrad, who was elected a director of BTG on October 14, 1993, was automatically granted an Option at a per share price of $5.8125. Mr. David Tendler and Mr. Virgil Thompson, who were elected as directors of BTG on June 2, 1994, were each automatically granted an Option at a per share exercise price of $2.9375. Ms. Faye Wattleton and Messrs. Allan Rosenfield and Herbert Weissbach, who were elected directors of BTG on June 18, 1997, were each automatically granted an Option at a per share exercise price of $13.9375. Mr. Carl E. Kaplan, who was elected a director of BTG on June 17, 1998, was automatically granted an Option at a per share price of $7.91.

        STOCK COMPENSATION PLAN FOR OUTSIDE DIRECTORS. Pursuant to BTG's Compensation Plan for Outside Directors (the "Compensation Plan"), each director of BTG who is neither an officer nor employee of BTG or its subsidiaries (an "Outside Director") is awarded automatically, in lieu of cash compensation for services as a director, on the last business day of each full fiscal quarter subsequent to his election or appointment as an Outside Director, such number of shares of our common stock as has an aggregate Fair Market Value (as defined in the Compensation Plan) equal to $2,500, based on the price of our common stock on the date of issue (the "Shares"). The Compensation Plan provides that each Outside Director will be awarded Shares until such time as he is no longer an Outside Director. If an Outside Director ceases to be an Outside Director for any reason, the number of Shares which he will be awarded on the last business day of our next fiscal quarter will be equal to one-third of the number of Shares which he would have been awarded on such date for each complete month that he was an Outside Director in the fiscal quarter in which he ceased to be an Outside Director.

        The Compensation Plan allows any Outside Director to defer the issuance and delivery of our common stock awarded under the Compensation Plan until the termination of his services on BTG's Board or such other time as the Board may determine. BTG entered into a deferral agreement with Virgil Thompson in June 1994 and Herbert Weissbach in June 1997 (the "Deferral Agreements") pursuant to which the issuance and delivery of our common stock to be awarded to each of Mr. Thompson and Mr. Weissbach under the Compensation Plan has been deferred until after the date he ceases to be a member of the Board; provided, however, that any shares of our common stock, the issuance of which was deferred, will be issued to Mr. Thompson and Mr. Weissbach at the time of a change in ownership or effective control of BTG or a change in ownership of a substantial portion of BTG's assets, as defined in the Code, except that in determining whether there is a change in effective control by reason of a stock acquisition, there must be an acquisition of stock possessing at least 40% (as opposed to the 20% requirement set forth in the Code) of the total voting power of our common stock. Mr. Thompson elected not to defer receipt of shares pursuant to the Compensation Plan effective January 1, 2001 and Mr. Thompson now receives Shares under the Compensation Plan on the last business day of each fiscal quarter.

        During the 2000 fiscal year, each Outside Director eligible to receive shares under the Compensation Plan received 161 shares of BTG common stock on March 31, 2000, 189 shares of BTG common stock on June 30, 2000, 218 shares of BTG common stock on September 30, 2000 and 353 shares of BTG common stock on December 31, 2000. On March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, the Fair Market Value of our common stock was $15.50, $13.1875, $11.4375 and $7.0625, respectively. Each of Messrs. Herbert Conrad, Carl Kaplan, Allan Rosenfield, David Tendler and Dan Tolkowsky and Ms. Faye Wattleton received an aggregate of 921 shares of our common stock under the Compensation Plan for their services as director during the 2000 fiscal year. On March 31, 2001, respectively, each of Ms. Wattleton and Messrs. Conrad, Kaplan, Rosenfield, Tendler, Thompson and Tolkowsky received 400 shares of BTG common stock under the Compensation Plan. On that date, the Fair Market Value of BTG common stock was $6.24.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, as well as persons who beneficially own more than ten percent of BTG common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

        Based upon a review of the copies of such forms furnished to BTG and written representations from our executive officers and directors, we believe that during fiscal 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except each of Marian Gorecki (who served as an executive officer until August 1, 2000), Yehuda Sternlicht and Dov Kanner failed to file one Form 4 on a timely basis.

EXECUTIVE OFFICERS

         See "Item 1. Business-Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows all the cash compensation paid or to be paid by BTG or its subsidiaries as well as certain other compensation paid or accrued during the fiscal years indicated to (i) the Chief Executive Officer of BTG,
(ii) each of the four other most highly compensated executive officers of BTG who were serving at the end of 2000, and (iii) Mr. Thompson, who would have been included but for the fact that he was not serving as an executive officer at the end of 2000 (collectively the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                 ANNUAL COMPENSATION             COMPENSATION
                                          FISCAL             ---------------------------          ----------          ALL OTHER
                                           YEAR               SALARY($)(2)   BONUS($)(3)          OPTIONS(#)       COMPENSATION(4)
                                          -------            -------------   -----------          ----------       ---------------
NAME AND PRINCIPAL POSITION(1)
Sim Fass...............................    2000               $395,000          $155,000            150,000              $ 5,250
  Chairman of the Board                    1999                372,500           150,000            150,000                5,000
  and Chief Executive Officer              1998                347,500           125,000            200,000                5,000

Virgil Thompson........................    2000                224,852           110,000            125,000(6)             3,500
  President and Chief Operating            1999                212,308                 -            200,000                3,125
  Officer (5)                              1998                      -                 -                  -                    -

Norman Barton..........................    2000                221,500            65,000             50,000                5,250
  Senior Vice President -                  1999                206,250            60,000             79,500                5,000
  Chief Medical Officer                    1998                193,150            50,000             85,000                5,000

Dov Kanner.............................    2000                203,225            65,000            190,000               51,848(8)
     Senior Vice President and General     1999                104,000            37,500             40,405               17,633(8)
     Manager of BTG Israel (7)             1998                106,000            32,500             30,000               17,717(8)

Ernest Kelly...........................    2000                216,499            62,500             35,000                5,250
  Senior Vice President -                  1999                205,250            60,000             59,800                5,000
  Quality Assurance, Quality               1998                192,504            50,000             40,000                5,000
  Control and Regulatory Affairs

Robert Shaw............................    2000                220,500            70,000             75,000                5,250
     Senior Vice President- General        1999                201,250            50,000             70,000                5,000
     Counsel and Secretary                 1998                131,250                 -             65,000                1,100

(1) Each of the Named Executive Officers who is currently an executive officer is a party to an employment or severance agreement with BTG. See "--Employment Agreements."

(2) Effective July 1, 2000, the salary of each of Messrs. Fass, Thompson, Barton, Kelly and Shaw was increased to $405,000, $335,000, $225,500, $220,500 and $231,000, respectively, from $385,000, $320,000, $217,500,
        $212,5000 and $210,000, respectively. The salary of Mr. Kanner was increased from $106,000 to $180,000 on February 1, 2000 when he became Senior Vice President of BTG and the General Manager of BTG-Israel and to $235,000 effective July 1, 2000. Mr. Shaw's salary was increased to $275,000 effective January 1, 2001.

(3)     Bonuses paid during a fiscal year are for the prior fiscal year.

(4) Pursuant to the SEC's rules on executive compensation disclosure, "All Other Compensation" does not include perquisites because the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) 10 percent of the combined salary and bonus for such person in each such year. Amount included represents BTG's matching contribution pursuant to its 401(k) defined contribution plan for all U.S.-based employees and contributions to a professional study fund and managers' insurance, which includes severance pay and retirement pension, for Israeli-based employees.

(5) Mr. Thompson joined BTG as President and Chief Operating Officer effective May 3, 1999 and resigned as an executive officer effective August 31, 2000. Mr. Thompson remains a director of BTG. Does not include compensation received by Mr. Thompson as a director of BTG following his termination of employment. See "Item 10. Directors and Executive Officers of the Registrant--Directors--Compensation of Directors."

(6) These options expired when Mr. Thompson resigned as an executive officer effective August 1, 2000.

(7) Mr. Kanner became Senior Vice President and the General Manager of BTG-Israel on February 1, 2000.

(8) Consists of BTG-Israel contributions to a professional study fund in an amount equal to 7.5% of salary and to managers' insurance, which includes severance pay and retirement pension equal to 13.33% of salary. Mr. Kanner contributes 2.5% and 5%, respectively, of his salary to these funds. In 2000, also includes a "gross up" tax payment of $7,725 with respect to a company car provided to Mr. Kanner.

OPTION GRANTS FOR 2000

                  The following table sets forth information with respect to option grants in 2000 to the Named Executive Officers.


                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                % OF TOTAL                                           ANNUAL RATES OF
                              NUMBER OF           OPTIONS                                              STOCK PRICE
                             SECURITIES         GRANTED TO                                          APPRECIATION FOR
                             UNDERLYING        EMPLOYEES IN      EXERCISE OR                         OPTION TERM (3)
                               OPTIONS          FISCAL YEAR      BASE PRICE     EXPIRATION           ---------------
NAME                        GRANTED(#)(1)           (2)            ($/SH)          DATE            5% ($)       10% ($)
----                        -------------          -----          --------        -----           -------      --------
Sim Fass................        150,000            10.0%             $10.25       7/31/10          $967,500    $2,451,000

Virgil Thompson(4)......        125,000             8.3               10.25       7/31/10           806,250     2,042,500

Norman Barton...........         50,000             3.3               10.25       7/31/10           322,500       817,000

Dov Kanner..............        100,000             6.6               15.063      1/23/10           947,700     2,400,700
                                 90,000             6.0               10.25       7/31/10           580,500     1,470,600

Ernest Kelly............         35,000             2.3               10.25       7/31/10           225,750       571,900

Robert Shaw.............         75,000             5.0               10.25       7/31/10           483,750     1,225,500

---------------
(1) Options generally vest in four equal annual installments commencing on the first anniversary date of the grant; however, options granted under BTG's 1992 Stock Option Plan and certain other options become immediately exercisable upon a change in control of BTG.

(2) Based upon options to purchase 1,506,000 shares granted to all employees in 2000.

(3) These amounts represent assumed rates of appreciation in the price of our common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the common stock and overall stock market conditions. The 5% rate of appreciation over the 10-year option term of each of the $10.25 and $15.063 stock prices on each date of grant would result in a stock price of $16.70 and $24.54, respectively. The 10% rate of appreciation over the 10-year option term of each of the $10.25 and $15.063 stock prices on each date of grant would result in a stock price of $26.59 and $39.07, respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

(4) These options expired when Mr. Thompson resigned as an executive officer effective August 1, 2000.

OPTION VALUES FOR 2000

  The following table sets forth information with respect to (i) stock options exercised in 2000 by the Named Executive Officers and (ii) unexercised stock options held by such individuals at December 31, 2000.

                           AGGREGATED OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED,
                                                                 OPTIONS HELD AT FISCAL               IN-THE-MONEY OPTIONS AT
                               SHARES                                    YEAR END                       FISCAL YEAR END ($)(1)
                            ACQUIRED ON        VALUE          -------------------------------     ------------------------------
          NAME              EXERCISE (#)    REALIZED ($)      EXERCISABLE       UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
          ----              ------------    ------------      -----------       -------------     -----------      -------------
Sim Fass ................            --             --            682,500           400,000       $1,536,094        $        --

Virgil Thompson..........            --             --             29,375           205,625          280,234          1,629,766

Norman Barton(2) ........        66,250        719,981             77,500           165,750           88,281            137,719

Dov Kanner...............            --             --            106,533           210,000          237,498            232,392

Ernest Kelly(3)..........        40,000        283,975             87,500           117,300               --            139,838

Robert Shaw(4)...........        12,500         60,175             65,000           132,500               --            141,250

(1) Based on a closing stock price of BTG common stock on December 31, 2000 of $7.0625.

(2) During 2000, Dr. Barton exercised options to purchase 37,500, 7,500, 6,250 and 15,000 shares at an exercise price of $6.625, $8.19, $7.875 and $7.5625, respectively. The closing price of BTG common stock on the date of exercise was $17.09375.

(3) During 2000, Dr. Kelly exercised options to purchase 40,000 shares at an exercise price of $7.185. The closing price of BTG common stock on the dates of exercise was $14.96875 and $13.9375.

(4) During 2000, Mr. Shaw exercised options to purchase 12,500 shares at an exercise price of $7.406. The closing price of BTG common stock on the date of exercise was $12.5625.

EMPLOYMENT AGREEMENTS

        BTG and Sim Fass entered into an employment agreement dated as of January 1, 1990 (the "Fass Agreement") pursuant to which Dr. Fass has served as our President (through May 3, 1999) and Chief Executive Officer. At January 1, 2000, the Fass Agreement was automatically renewed for another two year period, and will automatically be renewed for successive two year periods thereafter unless either party gives the other notice of nonrenewal. The Fass Agreement also provides that BTG will nominate Dr. Fass for election as a director during all periods when he serves as our President and/or Chief Executive Officer. For his services, Dr. Fass is currently entitled to an annual salary of $405,000, with bonuses to be determined at the discretion of the Board. In the event Dr. Fass' employment is terminated by us at any time for any reason other than justifiable cause, disability or death, or BTG shall fail to renew the Fass Agreement at any time within two years following a "Change in Control of the Company," BTG shall pay Dr. Fass, for a period equal to the longer of (1) the remaining term of the Fass Agreement or (2) one year (such period being hereinafter referred to as the "Fass Severance Period") a monthly payment equal to the sum of (a) 1/12 of Dr. Fass' salary at the time of such termination and
(b) 1/12 of Dr. Fass' most recently declared bonus, which amount shall be in lieu of any and all other payments due and owing to Dr. Fass under the terms of the Fass Agreement. During the Fass Severance Period, BTG shall continue to provide Dr. Fass with health, life and disability insurance. In the event BTG elects not to renew the Fass Agreement other than within two years following a "Change in Control of the Company," BTG is obligated to pay Dr. Fass a severance payment equal to the sum of one month's salary plus 1/12 of his most recently declared bonus for each year Dr. Fass has been employed by BTG.

        Pursuant to the Fass Agreement, all options granted or to be granted to Dr. Fass under any stock option plan shall become immediately exercisable and all restrictions against disposition, if any, which have not otherwise lapsed shall immediately lapse if (i) Dr. Fass' employment with BTG is terminated upon a determination by the Board that the performance of his duties has not been fully satisfactory for any reason that would not constitute "justifiable cause" (as defined in the Fass Agreement), (ii) Dr. Fass dies or is disabled (as defined in the Fass Agreement) while employed by BTG, (iii) Dr. Fass is not nominated by BTG for re-election to the Board, other than for justifiable cause,
(iv) there shall occur a material reduction in Dr. Fass' duties, other than for justifiable cause, or (v) any event constituting a "Change in Control of the Company" shall occur while Dr. Fass is employed by BTG.

        For purposes of the Fass Agreement, a "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of BTG in which BTG is not the continuing or surviving corporation or pursuant to which shares of BTG common stock would be converted into cash, securities or other property, other than a merger of BTG in which the holders of BTG common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of BTG, or (ii) the stockholders of BTG shall approve any plan or proposal for liquidation or dissolution of BTG, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of BTG's outstanding common stock other than pursuant to a plan or arrangement entered into by such person and BTG, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by BTG's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

        BTG and Ernest Kelly entered into an employment agreement dated as of January 29, 1996 (the "Kelly Agreement") pursuant to which Mr. Kelly serves as Senior Vice President--Quality Assurance of BTG. At January 29, 2000, the Kelly Agreement was automatically renewed for an additional two year period. For his services, Mr. Kelly is currently entitled to an annual salary of $220,500 and to bonuses to be determined at the discretion of the Board. In connection with the commencement of his employment with BTG, Mr. Kelly was granted options to purchase 50,000 shares of BTG common stock at an exercise price of $7.1875 per share, the fair market value on the date of grant. These options became exercisable in four annual installments of 12,500 shares each. In the event that Mr. Kelly's employment is terminated by BTG at any time for any reason other than justifiable cause, disability or death, or BTG shall fail to renew the Kelly Agreement, BTG is obligated to pay Mr. Kelly an amount equal to his then annual salary, payable bi-weekly in equal installments.

        BTG and Norman Barton entered into a severance agreement dated as of April 26, 1996 (the "Barton Agreement"). In March 1998, Dr. Barton was appointed Senior Vice President-Chief Medical Officer of BTG; prior thereto, Dr. Barton served as Vice President-Medical Affairs of BTG. For his services, Dr. Barton is currently entitled to an annual salary of $225,500 and to bonuses to be determined at the discretion of the Board. In connection with his appointment to Senior Vice President-Chief Medical Officer, Dr. Barton was granted options to purchase 25,000 shares of BTG common stock at an exercise price of $7.875 per share, the fair market value on the date of grant. These options became exercisable in four equal annual installments of 6,250 shares each. Pursuant to the terms of the Barton Agreement, in the event that Dr. Barton's employment is terminated by BTG at any time for any reason other than justifiable cause, disability or death, BTG is obligated to pay Dr. Barton an amount equal to his then annual salary, payable bi-weekly in equal installments.

        We entered into an Employment Agreement with Robert Shaw dated as of July 23, 1999 (the "Shaw Agreement") pursuant to which Mr. Shaw serves as our Senior Vice President and General Counsel. The Shaw Agreement has an initial term of two years from July 23, 1999 and will thereafter automatically be renewed for successive two-year periods unless either party gives notice of non-renewal. For his services, Mr. Shaw is currently entitled to an annual salary of

$275,000, with bonuses to be determined at the discretion of the Board. In the event Mr. Shaw's employment is terminated by BTG at any time for any reason other than justifiable cause, disability or death, or in the event BTG shall fail to renew the Shaw Agreement, BTG shall pay Mr. Shaw a severance payment equal to his then current salary plus the amount of his last bonus and Mr. Shaw shall have the right to exercise any options exercisable as of the date of termination for a six month period following the termination date. For a twelve month period following the termination date Mr. Shaw shall continue to participate in our 401(k) plan and in our health, dental, life and disability insurance programs.

     BTG, BTG Israel and Dov Kanner entered into an Employment Agreement dated as of January 23, 2000 (the "Kanner Agreement") pursuant to which Mr. Kanner serves as Senior Vice President of BTG and General Manager of BTG Israel. The Kanner Agreement has an initial term of two years and will thereafter automatically be renewed for successive two year periods unless either party gives notice of non-renewal. For his services Mr. Kanner is currently entitled to receive an annual salary of $235,000, with bonuses to be determined at the discretion of the Board. In the event Mr. Kanner's employment is terminated by BTG at any time for any reason other than justifiable cause, disability or death, or in the event BTG shall fail to renew the Kanner Agreement, BTG shall pay Mr. Kanner a severance payment equal to the greater of (i) one year's salary plus Mr. Kanner's most recent bonus, (ii) the product of one month's salary plus 1/12 of Mr. Kanner's most recently declared bonus multiplied by the number of years Mr. Kanner has been employed by BTG or (iii) the amounts Mr. Kanner is entitled to receive under applicable law. Such severance payment will be reduced by any payments received through Israeli directors insurance and other similar programs. In connection with Mr. Kanner assuming these new positions, he was granted options to purchase 100,000 shares of BTG common stock at an exercise price of $15.063 per share, the fair market value on the date of the grant. These options become exercisable in four annual installments of 25,000 shares each.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information as of March 31, 2001 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of our common stock of: (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each director of BTG; (iii) each executive officer named in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all current directors and executive officers of BTG as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                       AMOUNT AND NATURE OF BENEFICIAL            PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                  OWNERSHIP OF COMMON STOCK                COMMON STOCK
------------------------                                 ---------------------------              -------------
Norman Barton....................................                   103,844(1)                           *
Herbert Conrad...................................                    23,966(2)                           *
Sim Fass.........................................                   715,330(3)                          1.2%



Dov Kanner.......................................                   109,033(4)                           *
Carl E. Kaplan...................................                    27,408(5)                           *
Ernest Kelly.....................................                   109,202(6)                           *
Allan Rosenfield.................................                    35,577(7)                           *
Robert Shaw......................................                    68,085(8)                           *
David Tendler....................................                    50,075(9)                           *
Virgil Thompson..................................                    39,439(10)                          *
Dan Tolkowsky....................................                    76,774(2)                           *
Faye Wattleton...................................                    33,557(7)                           *
Herbert Weissbach................................                    31,250(7)                           *
All directors and executive officers
  as a group (15 persons)........................                 1,485,516(11)                         2.5%

*       Represents less than one percent of BTG common stock.

(1) Consists of 103,250 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 140,000 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(2) Includes 18,750 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 11,250 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(3) Includes 682,500 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 400,000 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(4) Includes 106,533 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 210,000 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(5) Includes 20,625 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 14,375 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(6) Includes 107,300 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 97,500 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(7) Includes 31,250 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 11,250 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(8) Includes 65,000 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 132,500 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(9) Includes 38,750 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 11,250 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(10) Includes 35,000 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 7,500 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

(11) Includes 1,352,184 shares of common stock that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2001. Does not include 1,188,125 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Bio-Technology General Corp.

                                              By: /s/ SIM FASS
                                                 -------------------------------
                                                 Name: Sim Fass
                                                 Title: Chairman and CEO

April 25, 2001