Form 10-Q
period 2001-03-31
BIO TECHNOLOGY GENERAL CORP
filed 2001-05-15
CIK 722104

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

Common Stock, par value $.01 per share, outstanding as of May 1, 2001: 57,264,058

                                      INDEX


                                                                                                               PAGE

Part I.   Financial Information


      Item 1.        Financial Statements:

                     Consolidated Balance Sheets at
                        March 31, 2001 and December 31, 2000......................................................3

                     Consolidated Statements of Operations
                        for the three months ended
                        March 31, 2001 and 2000...................................................................4

                     Consolidated Statement of Changes in
                        Stockholders' Equity for the three
                        months ended March 31, 2001...............................................................5

                     Consolidated Statements of Cash Flows
                        for the three months ended
                        March 31, 2001 and 2000...................................................................6

                     Notes to Consolidated Financial Statements...................................................7


      Item 2.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations............................................................................10


Part II.   Other Information

      Item 2.        Changes in Securities and Use of Proceeds...................................................18

      Item 6.        Exhibits and Reports on Form 8-K............................................................18

PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                               March 31,
                                                                            2001(Unaudited)     December 31, 2000
----------------------------------------------------------------------------------------------- ----------------------
ASSETS:
Current Assets
     Cash and cash equivalents.......................................           $  55,487             $  26,353
     Short-term investments..........................................              58,675                93,217
     Accounts receivable.............................................              50,615                39,188
     Inventories.....................................................              10,050                 9,880
     Deferred income taxes...........................................               2,445                 2,445
     Prepaid expenses and other current assets.......................               1,838                   989
                                                                                ---------            ----------
        Total current assets ........................................             179,110               172,072
                                                                                ---------            ----------

     Deferred income tax.............................................              13,170                 5,745
     Account receivable .............................................               1,703                 1,703
     Severance pay funded............................................               2,224                 2,321
     Property and equipment, net.....................................              31,663                27,819
     Other investment................................................               5,000                   ---
     Other assets....................................................               3,641                 3,565
                                                                                ---------            ----------
        Total assets ................................................            $236,511              $213,225
                                                                                =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Deferred revenues...............................................              $1,151                $1,153
     Accounts payable ...............................................              10,091                 6,420
     Other current liabilities ......................................              29,299                11,155
                                                                                ---------            ----------
        Total current liabilities ...................................              40,541                18,728
                                                                                ---------            ----------

Negative goodwill....................................................              18,357                   ---
Long-term debt.......................................................              20,126                20,000
Deferred revenues....................................................              10,265                10,551
Provision for severance pay..........................................               4,451                 4,593

Stockholders' equity:
     Preferred stock - $.01 par value; 4,000,000
        shares authorized; no shares issued..........................                 ---                   ---
     Common stock - $.01 par value; 150,000,000 shares
        authorized; issued: 57,177,000 (54,765,000 at
        December 31, 2000)...........................................                 572                   547
     Capital in excess of par value .................................             199,113               179,586
     Deficit.........................................................             (50,946)              (14,817)
     Accumulated other comprehensive loss............................              (5,968)               (5,963)
                                                                                ---------            ----------
        Total stockholders' equity ..................................             142,771               159,353
                                                                                ---------            ----------
           Total liabilities and stockholders' equity ...............            $236,511              $213,225
                                                                                =========            ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands except per share data)


                                                                               Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                               2001                   2000*
                                                                        --------------------------------------------------
Revenues:
   Product sales......................................................     $ 29,887                  $12,507
   Contract fees......................................................          289                    1,838
   Royalties .........................................................          843                      635
   Other revenues.....................................................          221                      432
   Interest income....................................................        2,496                    1,351
                                                                         -----------               ----------
                                                                             33,736                   16,763
                                                                         -----------               ----------

Expenses:
   Research and development...........................................        5,930                    5,397
   Cost of product sales..............................................        5,139                    2,336
   General and administrative.........................................        3,277                    3,446
   Marketing and sales................................................        4,741                    3,256
   Royalties..........................................................          646                      654
   Interest and finance...............................................           17                       30
   Write-off of in-process research and development acquired..........       45,600                       --
                                                                         -----------               ----------
                                                                             65,350                   15,119
                                                                         -----------               ----------

Income (loss) before income taxes.....................................      (31,614)                   1,644
Income taxes..........................................................        4,515                      559
                                                                         -----------               ----------

Income (loss) before cumulative effect of change in
  accounting principle...............................................       (36,129)                   1,085
Cumulative effect of change in accounting principle..................            --                   (8,178)
                                                                         -----------               ----------
Net loss.............................................................      $(36,129)                 $(7,093)
                                                                         ===========               ==========

Earnings per common share:
   Basic:
   Income (loss) before cumulative effect of change in
     accounting principle............................................      $  (0.66)                 $  0.02
   Cumulative effect of change in accounting principle...............            --                    (0.15)
                                                                         -----------               ----------
   Net loss..........................................................      $  (0.66)                 $ (0.13)
                                                                         ===========               ==========

   Diluted:
   Income (loss) before cumulative effect of change in accounting
     principle.......................................................      $  (0.66)                 $  0.02
   Cumulative effect of change in accounting principle...............            --                    (0.14)
                                                                         -----------               ----------
   Net loss..........................................................      $  (0.66)                 $ (0.12)
                                                                         ===========               ==========

Weighted average number of common and common equivalent shares
   Basic ............................................................        55,117                   53,748
                                                                         ===========               ==========
   Diluted ..........................................................        55,117                   57,373
                                                                         ===========               ==========

* See Note 3
The accompanying notes are an integral part of these consolidated statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                 Accumulated
                                                       Stock       Capital in                      Other             Total
                                         Common         Par         Excess of                   Comprehensive     Stockholders'
                                         Shares        Value        Par Value       Deficit         Loss            Equity
------------------------------------- ------------- ------------ ---------------- ------------- --------------- ---------------
Balance, December 31, 2000.......         54,765        $547         $179,586       $(14,817)      $(5,963)         $159,353
Comprehensive income:
   Net loss for three months
       ended March 31, 2001......                                                    (36,129)                        (36,129)
   Unrealized loss on marketable
     securities, net.............                                                                       (5)               (5)
                                                                                                                ---------------
Total comprehensive loss.........                                                                                    (36,134)
                                                                                                                ---------------
Issuance of common stock
     in Myelos acquisition.......          2,345          24           19,009                                         19,033
Issuance of common stock.........             61           1              483                                            484
Exercise of stock options........              6                           35                                             35
                                      ------------- ------------ ---------------- ------------- --------------- ---------------
Balance, March 31, 2001..........         57,177        $572         $199,113       $(50,946)      $(5,968)         $142,771
                                      ============= ============ ================ ============= =============== ===============


The accompanying notes are an integral part of this consolidated statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                           2001                 2000
                                                                                         ---------           ---------
Cash flows from operating activities:
   Net loss............................................................                  $ (36,129)           $ (7,093)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Cumulative effect of accounting change, net.....................                          ---               8,178
     Deferred revenue................................................                         (288)                637
     Depreciation and amortization...................................                          787                 728
     Provision for severance pay.....................................                         (142)                302
     Write-off of in-process research and development acquired.......                       45,600                  --
     Loss (gain) on sales of short-term investments..................                         (303)                260
     Gain on sales of fixed assets...................................                           (1)                (12)
     Deferred income taxes...........................................                           --                 733
     Common stock as payment for services............................                           17                (221)
     Changes in: receivables.........................................                      (11,427)              9,545
                 inventories.........................................                         (170)               (712)
                 prepaid expenses and other current assets...........                       (1,075)             (1,559)
                 accounts payable....................................                        3,673              (3,267)
                 other assets........................................                         (100)               (251)
                 other current liabilities...........................                        2,599               2,161
                                                                                         ---------            --------
Net cash provided by operating activities............................                        3,041               9,429
                                                                                         ---------            --------
Cash flows from investing activities:
   Short-term investments............................................                       (1,614)             (6,662)
   Capital expenditures..............................................                       (4,439)             (1,616)
   Severance pay funded (used) ......................................                           97                 (91)
   Proceeds from sales of fixed assets...............................                           25                  40
   Cash acquired from acquisition....................................                           67                  --
   Other investment..................................................                       (5,000)                 --
   Proceeds from sales of short-term investments.....................                       36,454               6,447
                                                                                         ---------            --------
Net cash provided by (used in) investing activities..................                       25,590              (1,882)
                                                                                         ---------            --------

Cash flows from financing activities:
   Proceeds from issuance of common stock............................                          503               6,287
                                                                                         ---------            --------
Net increase in cash and cash equivalents..............................                     29,134              13,834
Cash and cash equivalents at beginning of period.....................                       26,353              18,703
                                                                                         ---------            --------
Cash and cash equivalents at end of period...........................                    $  55,487            $ 32,537
                                                                                         =========            ========

SUPPLEMENTARY INFORMATION
Other information:
   Acquisition of Myelos Corporation
     Assets acquired.................................................                    $   8,194            $    --
     Liabilities assumed.............................................                       (1,124)                --
     Negative goodwill...............................................                      (18,357)                --
     Amounts due.....................................................                      (15,348)                --
     Equity issued...................................................                      (19,032)                --
     In-process research and development acquired....................                       45,600                 --
                                                                                         ---------            --------
       Net cash acquired.............................................                    $     (67)           $    --
                                                                                         ==========           ========

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: BASIS OF PRESENTATION

                  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accounting policies continue unchanged from December 31, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2: ACQUISITION AND INVESTMENT

         ACQUISITION OF MYELOS CORPORATION

                  On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company's common stock (based on a value of $8.9564, representing the average closing price of BTG's common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)). In addition, BTG has agreed to pay the Myelos shareholders an additional $30,000,000 if BTG is able to file a New Drug Application with respect to Prosaptide to treat neuropathic pain or neuropathy, of which at least $14,000,000 will be paid through the issuance of shares of BTG common stock. The remaining $16,000,000 can be paid, at BTG's option, in cash, shares of BTG common stock or a combination thereof. BTG has also agreed that if Prosaptide is approved by the United States Food and Drug Administration for the treatment of neuropathic pain or neuropathy, BTG will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be in shares of BTG common stock, with the remainder payable, at BTG's option, in cash, shares of BTG common stock or a combination thereof. In no event is BTG required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of BTG preferred stock. The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the BTG common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

                  The transaction was treated as a "purchase" for accounting purposes. The purchase price for accounting purposes is approximately $33,000,000, based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company's common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001). In connection with the Merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. At the date of the Merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date. The Company recorded negative goodwill of $18,357,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes. This negative goodwill will be amortized over its expected useful life of five years.

                  The Company allocated values to the in-process research and development based on an independent valuation of the research and development project. The value assigned to these assets was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such product are based on management's estimates of cost of sales, operating expenses and income taxes from such product. The Company believes that the assumptions used in the forecasts were reasonable at the time of the merger. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product. The Company estimates that it will cost approximately $30,000,000 to complete development of the product over the next three to five years.

                  The following pro forma consolidated results of operations for the three month period ended March 31, 2001 was prepared assuming the acquisition at Myelos occurred on January 1, 2001. The pro forma results of operations are not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.


                                                                                           Three months
                                                                                       ended March 31, 2001
                                                                              ------------------------------------
                                                                              (In thousands except per share data)
                                                                                   As Reported        Pro Forma
                                                                                   -----------       -----------
         Total revenues......................................................        $33,736           $33,736
         Net loss............................................................       $(36,129)         $(36,339)
         Loss per common share (basic and diluted)...........................        $(0.66)           $(0.66)

         The pro forma results were adjusted to record amortization of negative goodwill.

         INVESTMENT IN OMRIX BIOPHARMACEUTICALS, INC.

                  In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., BTG loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship. BTG determined not to pursue a strategic relationship with Omrix, and on March 31, 200l converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis). Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology. Omrix currently sells its products in Europe, South America and the Middle East.


Note 3: SAB 101

                  Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, the Company recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. In accordance with SAB 101, the related revenues are now being recognized over the term of the related agreements. Effective January 1, 2000, the Company recorded a cumulative effect of change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000. Contract fees that have been received but not yet recognized as revenue are recorded as deferred revenue on the balance sheet.

              Following is a reconciliation of the quarterly information for March 31, 2000 as reported:

                                                      As reported           Adjustments            As Adjusted
                                                      -----------           -----------            -----------
                                                                (In thousands except per share data)
         Contract fees                                  $2,425                  $(637)               $1,838
         Income taxes                                     $796                  $(237)                 $559
         Earnings (loss) per common share:
             Basic                                       $0.03                 $(0.16)               $(0.13)
             Diluted                                     $0.03                 $(0.15)               $(0.12)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 2001
                 compared with three months ended March 31, 2000

STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; INTRODUCTIONS AND ADVANCEMENTS IN DEVELOPMENT OF PRODUCTS, AND PLANS AND OBJECTIVES RELATED THERETO; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXPECTATIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES AND DELAYS IN PRODUCT DEVELOPMENT PLANS AND SCHEDULES, CHANGES AND DELAYS IN PRODUCT APPROVAL AND INTRODUCTION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, CHANGES IN PRICING OR OTHER ACTIONS BY COMPETITORS, PATENTS OWNED BY THE COMPANY AND ITS COMPETITORS, CHANGES IN HEALTHCARE REIMBURSEMENT, RISK OF OPERATIONS IN ISRAEL, RISK OF PRODUCT LIABILITY, GOVERNMENTAL REGULATION, DEPENDENCE ON THIRD PARTIES TO MANUFACTURE PRODUCTS AND COMMERCIALIZE PRODUCTS, GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

OVERVIEW

         BTG is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including eight products that have received regulatory approval for sale, of which seven are currently being marketed, four products that are in registration or clinical trials and several products that are in pre-clinical development. BTG pursues the development of both products with broad markets as well as products with specialized niche markets where BTG can seek Orphan Drug designation and potential marketing exclusivity.

         BTG was founded in 1980 to develop, manufacture and market novel therapeutic products. BTG's overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at its headquarters in Iselin, New Jersey. Pre-clinical studies, research and development activities and manufacturing of the Company's genetically engineered and fermentation products are primarily carried out through its wholly owned subsidiary in Rehovot, Israel.


ACQUISITION OF MYELOS CORPORATION

         On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of BTG common stock (based on a value of $8.9564, representing the average closing price of BTG's common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed)).

         In the event that (i) BTG publicly announces that it will file a New Drug Application ("NDA") related to the use of Prosaptide to treat neuropathic pain or neuropathy, (ii) BTG receives FDA minutes stating that the clinical data possessed by BTG is sufficient for an NDA filing for the use of Prosaptide to treat neuropathic pain or neuropathy without requiring any further testing or
(iii) BTG initiates preparation of an NDA for Prosaptide for the treatment of neuropathic pain or neuropathy (the date the earliest of the foregoing occurs being the "Payment Trigger Date"), then BTG will pay to the Myelos shareholders an additional $30 million, at least approximately $14 million of which must be paid in shares of BTG common stock, valued at the average of the closing prices of BTG common stock during the 20 trading days ending on the Payment Trigger Date, and the remainder can be paid in cash, shares of BTG common stock, or a combination thereof, as determined by BTG in its sole discretion.

         In addition, in the event that the FDA approves the sale of Prosaptide for the treatment of neuropathic pain or neuropathy, BTG will pay the Myelos shareholders 15% of the net sales of Prosaptide for the treatment of neuropathic pain or neuropathy during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be paid in shares of BTG common stock, valued at the average of the closing prices of BTG common stock during the 20 days ending one day prior to the payment, and the remainder can be paid in cash, shares of BTG common stock, or a combination thereof, as determined by BTG in its sole discretion.

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

         The transaction was treated as a "purchase" for accounting purposes. The purchase price for accounting purposes is approximately $33,000,000, based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company's common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001). In connection with the Merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. At the date of the Merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date. The Company recorded negative goodwill of $18,357,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes. This negative goodwill will be amortized over its expected useful life of five years.

         The Company allocated values to the in-process research and development based on an independent valuation of the research and development project. The value assigned to these assets was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such product are based on management's estimates of cost of sales, operating expenses and income taxes from such product. The Company believes that the assumptions used in the forecasts were reasonable at the time of the merger. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product. The Company estimates that it will cost approximately $30,000,000 to complete development of the product over the next three to five years.

RESULTS OF OPERATIONS

         The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company's statements of operations.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ------------------------------
                                                                            2001                2000
                                                                            ----                ----
Revenues:
   Products sales..............................................            88.6%                  74.6%
   Contract fees...............................................             0.9                   11.0
   Royalties...................................................             2.4                    3.8
   Other revenues..............................................             0.7                    2.6
   Interest income.............................................             7.4                    8.0
                                                                         ------                  -----
      Total....................................................           100.0%                 100.0%
                                                                         ------                  -----
Expenses:
   Research and development....................................            17.6%                  32.2%
   Cost of product sales.......................................            15.2                   13.9
   General and administrative..................................             9.7                   20.6
   Marketing and sales.........................................            14.1                   19.4
   Royalties...................................................             1.9                    3.9
   Interest and finance........................................             0.0                    0.2
   Write-off of in-process research and development acquired...           135.2                     --
                                                                         ------                  -----
      Total....................................................           193.7                   90.2
                                                                         ------                  -----
Income (loss) before income taxes..............................           (93.7)                   9.8
Income taxes...................................................            13.4                    3.3
                                                                         ------                  -----
Income (loss) before cumulative effect of change in
        accounting principle...................................          (107.1)                   6.5
Cumulative effect of change in accounting principle............              --                  (48.8)
                                                                         ------                  -----
Net loss.......................................................          (107.1)%                (42.3)%
                                                                         ======                  =====

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

         The following table summarizes the Company's sales of its commercialized products as a percentage of total product sales for the periods indicated:

                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                     2001             2000
                                                                     ----             ----
               Oxandrin........................................     55.8%             40.1%
               Bio-Tropin......................................      18.5              31.7
               BioLon..........................................       7.5              14.7
               Delatestryl.....................................      17.8              12.7
               Other...........................................       0.4               0.8
                                                                   -------            ------
                     Total.....................................     100.0%            100.0%
                                                                   =======            ======

         The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

         The following table summarizes the Company's U.S. and international product sales as a percentage of total product sales for the period indicated:

                                                                     Three Months Ended March 31,
                                                                 ----------------------------------
                                                                     2001              2000
                                                                     ----              ----
               United States.................................       74.2%             53.2%
               International.................................        25.8              46.8
                                                                   ------            ------
                     Total...................................       100.0%            100.0%
                                                                   ======            ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

         REVENUES. Total revenues increased 101% in the first quarter of 2001 to $33,736,000 from $16,763,000 in the first quarter of 2000. The increase in total revenues from the comparable prior period was entirely due to the substantial increase in product sales.

         Product sales increased by $17,380,000, or 139%, in the three months ended March 31, 2001 from the comparable prior period. Oxandrin sales to Gentiva Health Services ("Gentiva"), the Company's wholesale and retail distributor of Oxandrin in the United States, increased by $11,683,000, or 233%, in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase in sales to Gentiva was due to: (i) the completion, in May 2000, of Gentiva's reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999; (ii) increased end-user sales of Oxandrin by Gentiva; and (iii) the commencement, in September 2000, of sales to the Ross Products Division of Abbott Laboratories for the long-term care market. Product sales of human growth hormone, Delatestryl and BioLon increased $1,568,000, $3,729,000 and $401,000, or 37%, 135% and 22%, respectively, over the comparable period in 2000.

         Contract fees in the three months ended March 31, 2001 represent contract fees received in prior periods but recognized in the first quarter of 2001 in accordance with SAB 101. Of the contract fees earned in the three months ended March 31, 2000, $1,475,000, or 80% of total contract fees, was earned in respect of BTG's Hepatitis-B-vaccine, and the remainder consists primarily of contract fees received in prior years but recognized in the quarter ended March 31, 2000 in accordance with SAB 101.

         Royalties were $843,000 in the first quarter of 2001, as compared to $635,000 in the same period last year. These revenues consist of royalties from the licensee of the Company's Mircette product.

         Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

         Interest income increased $1,145,000, or 85%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations, proceeds from a $20,000,000 loan borrowed to finance construction of the Company's new manufacturing facility in Israel, and the exercise of options subsequent to March 31, 2000.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 10% in the first quarter of 2001 to $5,930,000 from $5,397,000 in the first quarter of 2000. The increase in research and development expenditures resulted mainly from the increase in research and development personnel and the increased level of grants by BTG for clinical studies.

         COST OF PRODUCT SALES. Cost of product sales increased by 120% in the three months ended March 31, 2001 to $5,139,000 from $2,336,000 in the three months ended March 31, 2000 as a result of the 139% increase in product sales. Cost of product sales as a percentage of product sales decreased to 17.2% as compared to 18.7% in the comparable period last year. Cost of product sales as a percentage of product sales decreased due to manufacturing efficiencies and the more favorable mix of products. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by 5% in the three months ended March 31, 2001 to $3,277,000 from $3,466,000 in the comparable prior period. As a percentage of revenues, general and administrative expense decreased to approximately 9.7% of revenues in the first quarter of 2001 compared to 20.6% of revenues in the comparable prior year period. The decrease in general and administrative expense derived mainly from reduction of legal fees as compared to the same quarter last year, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company's declaratory judgment action against Genentech in respect of the Company's human growth hormone product in the United States, and reduction of compensation costs, partially offset by increased expenses associated with merger and acquisition activities. The substantial decrease in general and administrative expenses as a percentage of revenues derived principally from the substantial increase in total revenues.

         MARKETING AND SALES EXPENSE. Marketing and sales expense increased 46% in the first quarter of 2001 to $4,741,000 from $3,256,000 for the prior year period. As a percentage of revenues, marketing and sales expense decreased to approximately 14.1% from 19.4% for the first quarter of 2000. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. The increase was primarily due to increased personnel, principally sales force, and other expenses associated with these personnel and increased advertising, promotional and market research activities.

         ROYALTIES. Royalties were $646,000 in the three months ended March 31, 2001, as compared to $654,000 in the three months ended March 31, 2000. These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

         INCOME TAXES. Provision for income taxes for the three months ended March 31, 2001 was $4,515,000, representing approximately 32.3% of income before income taxes (excluding the write-off of in-process research and development acquired which is a non recurring item and is not a tax deductible item), as compared to $559,000, or 34% of income before income taxes, in the comparable quarter last year. The decrease in the effective tax rate in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to an increase in revenues generated by BTG-Israel, which is entitled to certain Israeli tax benefits. BTG's consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

         WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED. In the three months ended March 31, 2001 BTG wrote-off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation. In connection with the acquisition BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation. At the date of the Merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date.

         EARNINGS PER COMMON SHARE. BTG had approximately 1.4 million additional basic weighted average shares outstanding for the three month period ended March 31, 2001 as compared to the same period in 2000. The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 2000, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001. For 2001 diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.

         On a pro-forma basis, excluding the write-off of in-process research and development acquired, net income would have been $9,471,000, or $0.17 per share on both a basic and diluted share basis. Diluted weighted average shares outstanding would have been 55,809,000, a decrease of 1.6 million shares from the comparable period in 2000, primarily due to the fact that more outstanding options would not be considered common equivalent because their exercise price was above the average fair market value of the common stock for the first quarter of 2001, which average fair market value was lower than in the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 2001 was $138,855,000 as compared to $153,344,000 at December 31, 2000.

         The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of Common Stock and other financing activities. BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company. Net cash increased by $29,134,000 and $13,834,000 in the three months ended March 31, 2001 and 2000, respectively.

         Net cash provided by operating activities was $3,041,000 and $9,429,000 in the three months ended March 31, 2001 and 2000, respectively. Net loss was $36,129,000 and $7,093,000 in the same periods, respectively. In the three months ended March 31, 2001 the Company had net cash provided by operating activities despite the net loss mainly due to the write-off of in-process research and development acquired of $45,600,000, an increase in accounts payable and other current liabilities of $3,674,000 and $2,599,000, respectively, partially offset by an increase in accounts receivable and prepaid expenses and other current assets of $11,427,000 and $1,075,000, respectively. In the three months ended March 31, 2000 BTG had net cash provided by operating activities despite the net loss primarily due to the cumulative effect of change in accounting principle, net of $8,178,000, as a result of the adoption of SAB 101, a decrease in accounts receivable of $9,545,000 and an increase in other current liabilities of $2,161,000 partially offset by an increase in prepaid expenses and other current assets of $1,559,000 and a decrease in accounts payable of $3,267,000.

         Net cash used in investing activities was $25,590,000 and $1,882,000 in the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities included capital expenditures of $4,439,000 and $1,616,000 in these periods, respectively, primarily for the new manufacturing facility, as well as a $5,000,000 investment in Omrix in the first quarter of 2001. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

         Net cash provided by financing activities was $503,000 and $6,287,000 in the three months ended March 31, 2001 and 2000, respectively, which are net proceeds from issuance of Common Stock as a result of the exercise of stock options.

         In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000. The Company will initially locate its production activities for FibrimageTM at this new facility, and will thereafter move the remainder of its production activities to this facility. The Company expects that construction will be completed in the second half of 2001. Following completion of the construction, BTG will begin the validation process, which is currently expected will take approximately six to nine months for all products. BTG expects it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $15,878,000 had been expended through March 31, 2001. As of March 31, 2001 BTG had outstanding commitments of $16,768,000 related to completion of this facility.

         In June 2000 Bio-Technology General (Israel) Ltd., BTG's wholly-owned subsidiary ("BTG-Israel"), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing. Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings. Amounts repaid under the facility can be reborrowed. The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At March 31, 2001 the Company had outstanding long-term borrowings of $20,000,000 under the facility.

         BTG maintains its funds in money market funds, commercial paper and other liquid debt instruments.

         BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. The cost of the Company's operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar. The rate of inflation (as measured by the consumer price index) was approximately 1% in the first quarter of 2000, while the Shekel's value in relation to the U.S. dollar increased by approximately 3%. For the full year of 2000, the rate of inflation was unchanged while the Israeli Shekel's value in relation to the U.S. dollar increased by approximately 3%. In the three months ended March 31, 2001 the consumer price index decreased by 0.5% and the Shekel's value in relation to the U.S. dollar decreased by approximately 3.7%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increase in these costs in U.S. dollar terms in 2000 but a decrease in these costs in U.S. dollar terms in the first quarter of 2001. To the extent that expenses in Shekels exceed BTG's revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG's financial condition. However, should BTG's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG's financial condition. Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG's financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

         The Company believes that its remaining cash resources as of March 31, 2001, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company's current operations for the foreseeable future. There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur. The satisfaction of the Company's future cash requirements will depend in large part on the status of commercialization of the Company's products, the Company's ability to enter into additional research and development and licensing arrangements, and the Company's ability to obtain additional equity investments, if necessary. There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date BTG's exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future. BTG does not hold or issue any derivative financial instruments for trading or other speculative purposes.

         BTG's obligations under its $20,000,000 revolving credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates. A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at March 31, 2001 would result in an increase in its annual interest expense of $200,000. Because these borrowings relate to the construction of BTG's new facility, interest expense is currently being capitalized.

         BTG's material interest bearing assets consist of cash and cash equivalents and short-term investments consisting primarily of investments in U.S. Treasury bonds, short-term corporate bonds and mutual funds which invest in short-term bonds. BTG's interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates.

         As discussed above under "--Liquidity and Capital Resources," BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities. All of BTG's revenues are in U.S. dollars except for payments from the Chief Scientist and sales of its products in Israel, which are denominated in Israeli Shekels.

PART  II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 19, 2001, BTG issued 2,344,657 shares of its common stock to the shareholders of Myelos in connection with BTG's acquisition of Myelos. The common stock issued by the Company in this transaction was not registered under the Securities Act of 1933, as amended, in reliance upon exemptions contained in
Section 4(2) thereof. Each of the Myelos shareholders made representations to the effect that (i) the shares were being acquired for its own account and not with a view to, or for sale in connection with, any distribution; (ii) acknowledging that the shares were restricted securities under Rule 144;
(iii) it had knowledge and experience in business matters, was capable of evaluating the merits and risks of the investment, and was able to bear the risk of loss; and (iv) it had the opportunity to make inquiries of and obtain information from BTG. The Company is obligated to register the common stock for resale under the Securities Act of 1933, as amended.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (1)      EXHIBITS:

                  10.1 Employment Agreement, dated as of March 14, 2001, between Bio-Technology General Corp. and Bernard R. Tyrrell.

         (2)      REPORTS ON FORM 8-K

                  Current Report on Form 8-K dated February 21, 2001 reporting the execution of a definitive agreement for the Company to acquire Myelos Corporation.

                  Current Report on Form 8-K dated March 19, 2001 reporting the Company's acquisition of Myelos Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BIO-TECHNOLOGY GENERAL CORP.
                                ---------------------------
                                        (Registrant)



                                By:      /s/ SIM FASS
                                         -----------------------
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ YEHUDA STERNLICHT
                                         ------------------------
                                         Vice President-Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)


Dated: May 14, 2001