Form 10-Q
period 2001-06-30
BIO TECHNOLOGY GENERAL CORP
filed 2001-08-10
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number 0-15313

BIO–TECHNOLOGY GENERAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	13–3033811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Wood Avenue South, Iselin, New Jersey 08830
(Address of principal executive offices)

(732) 632-8800
(Registrant’s telephone number, including area code)

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

Yes☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of August 2, 2001:  58,054,118

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30,
	2001(Unaudited)	December 31, 2000

ASSETS:
Current Assets
Cash and cash equivalents	$54,502	$26,353
Short-term investments	57,952	93,217
Accounts receivable	43,050	39,188
Inventories	10,467	9,880
Deferred income taxes	1,436	2,445
Prepaid expenses and other current assets	737	989

Total current assets	168,144	172,072

Deferred income tax	12,409	5,745
Account receivable	1,703	1,703
Severance pay funded	2,361	2,321
Property and equipment, net	38,212	27,819
Other assets	9,149	3,565

Total assets	$231,978	$213,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,150	$1,153
Accounts payable	9,613	6,420
Other current liabilities	14,821	11,155

Total current liabilities	25,584	18,728

Negative goodwill	17,280	---
Long-term debt	20,126	20,000
Deferred revenues	9,978	10,551
Provision for severance pay	5,202	4,593

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	---	---
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 57,898,000 (54,765,000 at December 31, 2000)	579	547
Capital in excess of par value	203,873	179,586
Deficit	(43,953)	(14,817)
Accumulated other comprehensive loss	(6,691)	(5,963)

Total stockholders’ equity	153,808	159,353

Total liabilities and stockholders’ equity	$231,978	$213,225

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000*	2001	2000*

Revenues:
Product sales	$55,190	$26,589	$25,303	$14,082
Contract fees	576	9,551	290	7,713
Royalties	1,693	1,380	850	745
Other revenues	411	893	187	462
Interest income	4,073	3,192	1,577	1,841

	61,943	41,605	28,207	24,843

Expenses:
Research and development	13,115	11,032	7,185	5,635
Cost of product sales	8,958	4,247	3,819	1,911
General and administrative	5,918	6,628	2,641	3,182
Marketing and sales	9,298	8,571	4,557	5,315
Royalties	911	918	265	264
Finance	17	47	---	17
Write-off of in-process research and
development acquired	45,600	---	---	---

	83,817	31,443	18,467	16,324

Income (loss) before income taxes	(21,874)	10,162	9,740	8,519
Income taxes	7,262	3,481	2,747	2,922

Income (loss) before cumulative effect of change in accounting principle	(29,136)	6,681	6,993	5,597
Cumulative effect of change in accounting principle	---	8,178	---	---

Net income (loss)	$(29,136)	$(1,497)	$6,993	$5,597

Earnings per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.52)	$0.12	$0.12	$0.10
Cumulative effect of change in accounting principle	---	(0.15)	---	---

Net income (loss)	$(0.52)	$(0.03)	$0.12	$0.10

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.52)	$0.12	$0.12	$0.10
Cumulative effect of change in accounting principle	---	(0.14)	---	---

Net income (loss)	$(0.52)	$(0.02)	$0.12	$0.10

Weighted average number of common and common equivalent shares
Basic	56,250	54,026	57,388	54,303

Diluted	56,250	57,188	58,899	57,015

* See Note 3
The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Par Value

Balance, December 31, 2000	54,765	$547	$179,586	$(14,817)	$(5,963)	$159,353
Comprehensive income:
Net loss for six months ended June 30, 2001				(29,136)		(29,136)
Unrealized loss on marketable securities, net					(728)	(728)

Total comprehensive loss						(29,864)

Issuance of common stock in Myelos acquisition	2,345	24	19,009			19,033
Issuance of common stock	133	1	980			981
Exercise of stock options	655	7	4,298			4,305

Balance, June 30, 2001	57,898	$579	$203,873	$(43,953)	$(6,691)	$153,808

The accompanying notes are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30

	2001	2000

Cash flows from operating activities:
Net loss	$(29,136)	$(1,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net	---	8,178
Depreciation and amortization	1,659	1,467
Amortization of negative goodwill	(1,033)	---
Provision for severance pay	609	148
Write-off of in-process research and development acquired	45,600	---
Loss (gain) on sales of short-term investments	(303)	304
Loss (gain) on sales of fixed assets	11	(16)
Deferred income taxes	---	68
Common stock issued as payment for services	35	30
Changes in: Receivables	(3,862)	1,409
Inventories	(587)	(1,258)
Prepaid expenses and other current assets	26	(29)
Deferred revenue	(576)	424
Accounts payable	4,962	1,019
Other current liabilities	3,468	2,650

Net cash provided by operating activities	20,873	12,897

Cash flows from investing activities:
Short-term investments	(1,614)	(26,152)
Capital expenditures	(11,735)	(4,393)
Changes in other assets	(852)	(682)
Severance pay funded (used)	(40)	(65)
Proceeds from sales of fixed assets	132	44
Net cash paid in acquisition	(15,320)	---
Other investment	(5,000)	---
Proceeds from sales of short-term investments	36,454	9,051

Net cash provided by (used in) investing activities	2,025	(22,197)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,251	7,191

Net increase (decrease) in cash and cash equivalents	28,149	(2,109)
Cash and cash equivalents at beginning of period	26,353	18,703

Cash and cash equivalents at end of period	$54,502	$16,594

Supplementary Information
Other information:
Income tax paid	$2,036	$ ---
Interest paid	662	---
Acquisition of Myelos Corporation:
Assets acquired	$8,258	$ ---
Liabilities assumed	(1,125)	---
Negative goodwill	(18,313)	---
Equity issued	(19,033)	---
In-process research and development acquired	45,600	---

Cash paid (including acquisition costs of $1,387).	15,387	---
Less – cash acquired	(67)	---

Net cash paid	$15,320	$ ---

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

             In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation. Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accounting policies continue unchanged from December 31, 2000.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2: Acquisition and Investment

             Acquisition of Myelos Corporation

             On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company’s common stock (based on a value of $8.9564, representing the average closing price of BTG’s common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)).  In addition, BTG has agreed to pay the Myelos shareholders an additional $30,000,000 if BTG is able to file a New Drug Application with respect to Prosaptide to treat neuropathic pain or neuropathy, of which at least $14,000,000 will be paid through the issuance of shares of BTG common stock.  The remaining $16,000,000 can be paid, at BTG’s option, in cash, shares of BTG common stock or a combination thereof.  BTG has also agreed that if Prosaptide is approved by the United States Food and Drug Administration for the treatment of neuropathic pain or neuropathy, BTG will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010.  At least 50% of this payment must be in shares of BTG common stock, with the remainder payable, at BTG’s option, in cash, shares of BTG common stock or a combination thereof.  In no event is BTG required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of BTG preferred stock.  The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the BTG common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

             The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes is approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  The Company recorded negative goodwill of $18,313,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill is being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill will cease beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

             The Company allocated values to the in-process research and development based on an independent valuation of the research and development project.  The value assigned to these assets was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value.  The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.  The resulting net cash flows from such product are based on management’s estimates of cost of sales, operating expenses and income taxes from such product.  The Company believes that the assumptions used in the forecasts were reasonable at the time of the merger.  No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated.  For these reasons, actual results may vary from projected results.  The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product.  The Company estimates that it will cost approximately $30,000,000 to complete development of the product over the next four to five years.

             The following pro forma consolidated results of operations for the six month period ended June 30, 2001 was prepared assuming the acquisition at Myelos occurred on January 1, 2001.  The pro forma results of operations are not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.
	Six months ended June 30, 2001

	(In thousands except per share data)

	As Reported	Pro Forma

Total revenues	$61,943	$61,943
Net loss	$(29,136)	$(29,466)
Loss per share (basic and diluted)	$(0.52)	$(0.52)

The pro forma results include the effect of the amortization of negative goodwill.

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

Note3: SAB 101

             Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, the Company changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, the Company recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  In accordance with SAB 101, the related revenues are now being recognized over the term of the related agreements.  Effective January 1, 2000, the Company recorded a cumulative effect of change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000.  Contract fees that have been received but not yet recognized as revenue are recorded as deferred revenue on the balance sheet.

                           Following is a reconciliation of the information for the three and six months ended June 30, 2000 as reported:

                           For the three months ended June 30, 2000:

	As reported	Adjustments		As Adjusted

	(In thousands except per share data)
Contract fees	$7,500		$213	$7,713
Income taxes	$2,843		$79	$2,922
Earnings per common share:
Basic	$0.10	$	---	$0.10
Diluted	$0.10	$	---	$0.10

For the six months ended June 30, 2000:

	As reported		Adjustments	As Adjusted

	(In thousands except per share data)
Contract fees		$9,975	$(424)	$9,551
Income taxes		$3,639	$(158)	$3,481
Cumulative effect of change in accounting principle	$	---	$(8,178)	$(8,178)
Earnings (loss) per common share:
Basic		$0.13	$(0.16)	$(0.03)
Diluted		$0.12	$(0.14)	$(0.02)

Note 4: New Accounting Statements:

             In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 141 is applied to all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 the Company will no longer amortize the negative goodwill resulting from the Myelos acquisition, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes.  Under SFAS No. 142, the negative goodwill balance remaining at December 31, 2001 will be maintained on the Balance Sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due. Except for the increase in reported general and administrative expense resulting from the elimination of the amortization of negative goodwill, the Company does not expect the adoption of these statements to have a material impact on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2001
compared with three and six months ended June 30, 2000

Statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

             BTG is engaged in the research, development, manufacture and marketing of biopharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including eight products that have received regulatory approval for sale, all of which are currently being marketed, four products that are in registration or clinical trials and several products that are in pre-clinical development.  BTG pursues the development of both products with broad markets as well as products with specialized niche markets where BTG can seek Orphan Drug designation and potential marketing exclusivity.

             BTG was founded in 1980 to develop, manufacture and market novel therapeutic products.  BTG’s overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at its headquarters in Iselin, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of the Company’s genetically engineered and fermentation products are primarily carried out through its wholly owned subsidiary in Rehovot, Israel.

Acquisition of Myelos Corporation

             On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of BTG common stock (based on a value of $8.9564, representing the average closing price of BTG’s common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed)).

             In the event that (i) BTG publicly announces that it will file a New Drug Application (“NDA”) related to the use of Prosaptide to treat neuropathic pain or neuropathy, (ii) BTG receives United States Food and Drug Administration (“FDA”) minutes stating that the clinical data possessed by BTG is sufficient for an NDA filing for the use of Prosaptide to treat neuropathic pain or neuropathy without requiring any further testing or (iii) BTG initiates preparation of an NDA for Prosaptide for the treatment of neuropathic pain or neuropathy (the date the earliest of the foregoing occurs being the “Payment Trigger Date”), then BTG will pay to the Myelos shareholders an additional $30 million, at least approximately $14 million of which must be paid in shares of BTG common stock, valued at the average of the closing prices of BTG common stock during the 20 trading days ending on the Payment Trigger Date, and the remainder can be paid in cash, shares of BTG common stock, or a combination thereof, as determined by BTG in its sole discretion.

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

             In no event will BTG be obligated to issue in aggregate to the Myelos shareholders more than 10,962,000 shares of BTG common stock.  Any amount of the contingent payments that cannot be paid in shares of BTG common stock shall instead be paid in shares of BTG’s preferred stock.  The preferred stock will be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the BTG common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

             The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes is approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  The Company recorded negative goodwill of $18,313,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill is being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill will cease beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

             The Company allocated values to the in-process research and development based on an independent valuation of the research and development project.  The value assigned to these assets was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value.  The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.  The resulting net cash flows from such product are based on management’s estimates of cost of sales, operating expenses and income taxes from such product.  The Company believes that the assumptions used in the forecasts were reasonable at the time of the merger.  No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated.  For these reasons, actual results may vary from projected results.  The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product.  The Company estimates that it will cost approximately $30,000,000 to complete development of the product over the next four to five years.

Results of Operations

             The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company’s statements of operations.

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Products sales	89.1%	63.9%	89.7%	56.7%
Contract fees	0.9	23.0	1.0	31.0
Royalties	2.7	3.3	3.0	3.0
Other revenues	0.7	2.1	0.7	1.9
Interest income	6.6	7.7	5.6	7.4

Total	100.0	100.0	100.0	100.0

Expenses:
Research and development	21.2	26.5	25.5	22.7
Cost of product sales	14.5	10.2	13.5	7.7
General and administrative	9.6	16.0	9.4	12.8
Marketing and sales	15.0	20.6	16.2	21.4
Royalties	1.5	2.2	0.9	1.0
Finance	0.0	0.1	---	0.1
Write-off of in-process research and development acquired	73.6	---	---	---

Total	135.4	75.6	65.5	65.7

Income (loss) before income taxes	(35.4)	24.4	34.5	34.3
Income taxes	11.7	8.4	9.7	11.8

Income (loss) before cumulative effect of change in accounting principle	(47.1)	16.0	24.8	22.5
Cumulative effect of change in accounting principle	---	19.6	---	---

Net income (loss)	(47.1)%	(3.6)%	24.8%	22.5%

             The following tables set forth for the fiscal periods indicated the Company’s pro forma statement of operations excluding the effect resulting from the Myelos acquisition of (i) the write-off of in-process research and development acquired in the six months ended June 30, 2001 and (ii) the amortization of negative goodwill in the three and six months ended June 30, 2001.  The tables also set forth for the fiscal periods indicated the pro forma percentage of revenues represented by these items.

	Six Months Ended June 30, 2001		Three Months Ended June 30, 2001

	(dollars in thousands)
Revenues:
Product sales	$55,190	89.1%	$25,303	89.7%
Contract fees	576	0.9	290	1.0
Royalties	1,693	2.7	850	3.0
Other revenues	411	0.7	187	0.7
Interest income	4,073	6.6	1,577	5.6

	61,943	100.0	28,207	100.0

Expenses:
Research and development	13,115	21.2	7,185	25.5

Cost of product sales	8,958	14.5	3,819	13.5

General and administrative	6,951	11.2	3,674	13.0

Marketing and sales	9,298	15.0	4,557	16.2

Royalties	911	1.5	265	0.9

Finance	17	0.0	---	---

Write-off of in-process research and development acquired	---	---	---	---

	39,250	63.4	19,500	69.1

Income before income taxes	22,693	36.6	8,707	30.9
Income taxes	7,262	11.7	2,747	9.7

Net income	$15,431	24.9%	$5,960	21.2%

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

             Oxandrin sales in the six months ended June 30, 2001 were $34,579,000, an increase of $23,167,000, or 203%, from the six months ended June 30, 2000.  The increase in Oxandrin sales was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) the completion, in May 2000, by Gentiva Health Services (“Gentiva”), the Company’s wholesale and retail distributor of Oxandrin in the United States, of a reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999; and (iii) increased wholesaler sales of Oxandrin by Gentiva.  Following the completion of its inventory reduction, Gentiva is now purchasing on a monthly basis, an amount of Oxandrin equal to the average wholesaler sales during the preceding three months.  During the first six months of 2001 Oxandrin prescriptions increased by approximately 47% over the same period last year, and increased approximately 7% from the first quarter to the second quarter of 2001.  However, to date the average prescriptions written for the long-term care market involve a lower dose of Oxandrin than the average prescription written for other markets.  As a result of the stocking purchases by wholesalers from Gentiva in connection with the launch of Oxandrin into the long-term care market, the slowdown in the increase of Oxandrin prescriptions written in the second quarter and Gentiva’s current purchasing pattern from BTG, the Company anticipates that sales of Oxandrin to Gentiva in the third and fourth quarter of 2001 will be lower than in the first and second quarter of 2001.

             The following table summarizes the Company’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Oxandrin	62.7%	38.5%	70.7%	45.4%
Bio-Tropin	20.1	37.7	22.0	41.6
BioLon	7.4	11.5	7.3	12.0
Delatestryl	9.3	11.0	--	--
Other	0.5	1.3	0.0	1.0

Total	100.0%	100.0%	100.0%	100.0%

             The Company believes that its product mix will change significantly as it continues to focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

             The following table summarizes the Company’s U.S. and international product sales as a percentage of total product sales for the period indicated:

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

United States	72.8%	48.4%	71.2%	44.2%
International	27.2	51.6	28.8	55.8

Total	100.0%	100.0%	100.0%	100.0%

Comparison of Six Months Ended June 30, 2001 and June 30, 2000.

             Revenues.  Total revenues increased 49% in the six months ended June 30, 2001 to $61,943,000 from $41,605,000 in the same period in 2000.  The increase in total revenues from the comparable prior period was mainly due to the substantial increase in product sales partially offset by a substantial decrease in contract fees.

             Product sales increased by $28,601,000, or 108%, in the six months ended June 30, 2001 from the comparable prior period.  Oxandrin sales in the six months ended June 30, 2001 were $34,579,000, an increase of $23,167,000, or 203%, from the six months ended June 30, 2000.  As discussed above, the increase in Oxandrin sales was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) Gentiva’a completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999; and (iii) increased wholesaler sales of Oxandrin by Gentiva.  Product sales of human growth hormone and BioLon increased $1,277,000 and $595,000, or 13% and 17%, respectively, over the comparable period in 2000.  Delatestryl sales in the first half of 2001 were $5,118,000, an increase of $3,611,000, or 240%, over the comparable period of 2000.  All of the Delatestryl sales in 2001 occurred in the first quarter.  Gentiva, which acts as BTG’s wholesale distributor of Delatestryl in the United States, reduced its Delatestryl inventory during 2000, which BTG believes was in anticipation of the FDA permitting the production of a competing injectable testosterone product used to treat men with hypogonadism (testosterone deficiency) which the FDA had previously stopped.  To date the FDA has not permitted the commencement of production of this competing product.

             Contract fees in the six months ended June 30, 2001 decreased by $8,972,000, or 94%, from the comparable prior period.  Contract fees earned in the six months ended June 30, 2001 represent contract fees received in prior periods but recognized in the six months period ended June 30, 2001 in accordance with SAB 101. Of the contract fees earned in the six months ended June 30, 2000, $5,000,000, or 52% of total contract fees, was earned in respect of the license of worldwide distribution rights of Bio-Hy to DePuy Orthopedics, a Johnson & Johnson company, $2,500,000, or 26% of total contract fees, was earned as a milestone payment under its strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company’s human growth hormone and $1,475,000, or 15% of total contract fees, was earned as milestone payments under its license and development and distribution agreements with Swiss Serum relating to BTG’s Hepatitis-B-Vaccine.

             Royalties were $1,693,000 in the six months ended June 30, 2001, as compared to $1,380,000 in the same period last year.  These revenues consist of royalties from the licensee of the Company’s Mircette product.

             Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

             Interest income for the six months ended June 30, 2001 increased $881,000, or 28%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and proceeds from a $20,000,000 loan borrowed to finance construction of the Company’s new manufacturing facility in Israel. This was partially offset by lower interest rates, the use of approximately $15,387,000 to acquire Myelos, the use of approximately $15,980,000 to fund construction of the Company’s new manufacturing facility after June 30, 2000 and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals.

             Research and Development Expense. Research and development expense increased 19% in the six months ended June 30, 2001 to $13,115,000 from $11,032,000 in the same period of 2000.  The increase in research and development expenditures resulted mainly from the increase in research and development personnel as well as the addition of research and development activities for Prosaptide following the acquisition of Myelos.

             Cost of Product Sales.  Cost of product sales increased by 111% in the six months ended June 30, 2001 to $8,958,000 from $4,247,000 in the six months ended June 30, 2000, primarily due to the 108% increase in product sales.  Cost of product sales as a percentage of product sales increased slightly to 16.2% as compared to 16.0% in the comparable period last year.  Cost of product sales as a percentage of product sales increased due to the mix of products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

             General and Administrative Expense.  General and administrative expense decreased by 11% in the six months ended June 30, 2001 to $5,918,000 from $6,628,000 in the comparable prior period.  The decrease in general and administrative expense was due solely to the amortization of negative goodwill resulting from the Myelos acquisition of $1,033,000.  On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for the six months ended June 30, 2001 was $6,951,000, an increase of 5% from the comparable period in 2000.  The increase in general and administrative expense (excluding the effect of the amortization of negative goodwill) was primarily due to increased compensation costs and expenses associated with merger and acquisition activities, partially offset by a reduction of legal fees as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company’s declaratory judgment action against Genentech in respect of the Company’s human growth hormone product in the United States.  As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill) decreased to 11.2% in the six months ended June 30, 2001 from 15.9% in the six months ended June 30, 2000.  The substantial decrease in general and administrative expense as a percentage of revenues derived principally from the substantial increase in total revenues.

             Marketing and Sales Expense.  Marketing and sales expense increased 8% in the six months ended June 30, 2001 to $9,298,000 from $8,571,000 for the prior year period.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The increase was primarily due to increased personnel, principally sales force, and other expenses associated with these personnel and increased advertising, promotional and market research activities.

             Royalties.  Royalties were $911,000 in the six months ended June 30, 2001, as compared to $918,000 in the six months ended June 30, 2000.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

             Income Taxes.  Provision for income taxes for the six months ended June 30, 2001 was $7,267,000, representing approximately 32.0% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired and amortization of negative goodwill, which are not taken into account in computing income taxes), as compared to $3,481,000, or 34.3% of income before income taxes, in the comparable period last year.  The decrease in the effective tax rate in the six months ended June 30, 2001 compared to the same period of 2000 was primarily due to an increase in revenues generated by BTG-Israel, which is entitled to certain Israeli tax benefits.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

             Write-off of in-process research and development acquired.  In the six months ended June 30, 2001 BTG wrote-off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation.  In connection with the acquisition BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.

             Earnings per Common Share.  BTG had approximately 2.2 million additional basic weighted average shares outstanding for the six month period ended June 30, 2001 as compared to the same period in 2000.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2000, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001 diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.

             On a pro-forma basis, excluding the write-off of in-process research and development acquired and amortization of negative goodwill, net income would have been $15,431,000, or $0.27 per share on both a basic and diluted share basis.  Diluted weighted average shares outstanding would have been 57,375,000, a slight increase of 0.2 million shares from the comparable period in 2000, primarily as a result of the higher basic weighted average shares outstanding for the six months ended June 30, 2001, partially offset by the fact that less outstanding options were considered common equivalents because their exercise price was above the average fair market value of the common stock for the six months ended June 30, 2001, which average fair market value was lower than in the same period last year.

Comparison of Three Months Ended June 30, 2001 and June 30, 2000.

             Revenues.  Total revenues increased 14% in the second quarter of 2001 to $28,207,000 from $24,843,000 in the second quarter of 2000.  The increase in total revenues from the comparable prior period was entirely due to the substantial increase in product sales, partially offset by a substantial decrease in contract fees.

             Product sales increased by $11,221,000, or 80%, in the three months ended June 30, 2001 from the comparable prior period in 2000.  Oxandrin sales in the three months ended June 30, 2001 were $17,887,000, an increase of $11,484,000, or 179%, from the three months ended June 30, 2000.  The increase in Oxandrin sales was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market; (ii) the completion, in May 2000, of Gentiva’s reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999; and (iii) increased wholesaler sales of Oxandrin by Gentiva.  Product sales of human growth hormone and BioLon increased (decreased) $(291,000), and $194,000, or 5% and 12%, respectively, over the comparable period in 2000.  There were no sales of Delatestryl in the three months ended June 30, 2000 and 2001.

             Contract fees in the three months ended June 30, 2001 represent contract fees received in prior periods but recognized in the second quarter of 2001 in accordance with SAB 101.  Of the contract fees earned in the three months ended June 30, 2000, $5,000,000, or 65% of the total contract fees, was earned in respect of the license of worldwide distribution rights of Bio-Hy to Depuy Orthopedics, a Johnson & Johnson company, and $2,500,000, or 32% of total contract fees, was earned as a milestone payment under its strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company’s human growth hormone.

             Royalties were $850,000 in the second quarter of 2001, as compared to $745,000 in the same period last year.  These revenues consist of royalties from the licensee of the Company’s Mircette product.

             Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

             Interest income decreased $264,000, or 14%, over the comparable prior period, primarily as a result of lower interest rates, the use of $15,387,000 to acquire Myelos, the use of approximately $15,980,000 to fund construction of the Company’s new manufacturing facility after June 30, 2000 and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals.

             Research and Development Expense.  Research and development expense increased 28% in the second quarter of 2001 to $7,185,000 from $5,635,000 in the second quarter of 2000.  The increase in research and development expenditures resulted mainly from the increase in research and development personnel as well as the addition of research and development activities for Prosaptide following the acquisition of Myelos, partially offset by decreased levels of grants by BTG for clinical studies.

             Cost of Product Sales.  Cost of product sales increased by 100% in the three months ended June 30, 2001 to $3,819,000 from $1,911,000 in the three months ended June 30, 2000, primarily as a result of the 80% increase in product sales.  Cost of product sales as a percentage of product sales increased to 15.1% as compared to 13.6% in the comparable period last year.  Cost of product sales as a percentage of product sales increased due to the mix of products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

             General and Administrative Expense.  General and administrative expense decreased by 17% in the three months ended June 30, 2001 to $2,641,000 from $3,182,000 in the comparable prior period.  The decrease in general and administrative expense was due solely to the amortization of negative goodwill resulting from the Myelos acquisition of $1,033,000.  On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for the three months ended June 30, 2001 was $3,674,000, an increase of 15% from the comparable period in 2000.  The increase in general and administrative expenses (excluding the effect of the amortization of negative goodwill) was primarily due to increased compensation costs, partially offset by a reduction of legal fees as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company’s declaratory judgment action against Genentech in respect of the Company’s human growth hormone product in the United States.  As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill) increased to 13.0% in the three months ended June 30, 2001 from 12.8% in the three months ended June 30, 2000.

             Marketing and Sales Expense.  Marketing and sales expense decreased 14% in the second quarter of 2001 to $4,557,000 from $5,315,000 for the prior year period.  As a percentage of revenues, marketing and sales expense decreased to approximately 16.2% from 21.4% for the second quarter of 2000.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The decrease was primarily due to the timing of advertising, promotions and market research expenses.

             Royalties.  Royalties were $265,000 in the three months ended June 30, 2001, as compared to $264,000 in the three months ended June 30, 2000.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

             Income Taxes.  Provision for income taxes for the three months ended June 30, 2001 was $2,747,000, representing approximately 31.5% of income before income taxes (on a pro forma basis excluding the amortization of negative goodwill, which is not taken into account in computing income taxes), as compared to $2,922,080, or 34.3% of income before income taxes, in the comparable quarter last year.  The decrease in the effective tax rate in the second quarter of 2001 compared to the second quarter of 2000 was primarily due to an increase in revenues generated by BTG-Israel, which is entitled to certain Israeli tax benefits.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

             Earnings per Common Share.  BTG had approximately 3.1 million additional basic weighted average shares outstanding for the three month period ended June 30, 2001 as compared to the same period in 2000.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2000, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelosin March 2001.  BTG had approximately 1.9 million additional diluted weighted average share outstanding for the three month period ended June 30, 2001, as compared to the same period in 2000, primarily as a result of the higher basic weighted average shares outstanding for the three months ended June 30, 2001, partially offset by the fact that less outstanding options were considered common equivalents because their exercise price was above the average fair market value of the common stock for the three months ended June 30, 2001, which average fair market value was lower than in the same period last year.

             On a proforma basis, excluding the amortization of negative goodwill, net income would have been $5,960,000 or $ 0.10 per share on both a basic and diluted share basis.

Liquidity and Capital Resources

             The Company’s working capital at June 30, 2001 was $142,560,000, as compared to $153,344,000 in December 31, 2000.

             The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of Common Stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company.  Net cash increased (decreased) by $28,149,000 and $(2,109,000) in the six months ended June 30, 2001 and 2000, respectively.

             Net cash provided by operating activities was $20,873,000 and $12,897,000 in the six months ended June 30, 2001 and 2000, respectively.  Net loss was $29,136,000 and $1,497,000 in the same periods, respectively.  In the six months ended June 30, 2001 the Company had net cash provided by operating activities despite the net loss mainly due to the write-off of in-process research and development acquired of $45,600,000, an increase in accounts payable and other current liabilities of $4,962,000 and $3,468,000, respectively, and depreciation and amortization of $1,662,000, partially offset by an increase in accounts receivable of $3,862,000 and the amortization of negative goodwill of $1,033,000.  In the six months ended June 30, 2000 BTG had net cash provided by operating activities despite the net loss primarily due to the cumulative effect of change in accounting principle, net of $8,178,000, as a result of the adoption of SAB 101, a decrease in accounts receivable of $1,409,000, an increase in accounts payable and other current liabilities of $1,019,000 and $2,650,000, respectively, and depreciation and amortization of $1,467,000, partially offset by an increase in inventories of $1,258,000.

             Net cash provided by (used in) investing activities was $2,025,000 and $(22,197,000) in the six months ended June 30, 2001 and 2000, respectively.  Net cash used in investing activities included capital expenditures of $11,735,000 and $4,393,000 in these periods, respectively, primarily for the new manufacturing facility, as well as a $5,000,000 investment in Omrix in the six months ended June 30, 2001.  In the six months ended June 30, 2001, BTG paid net cash of $15,320,000 in connection with the acquisition of Myelos. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

             Net cash provided by financing activities was $5,251,000 and $7,179,000 in the six months ended June 30, 2001 and 2000, respectively, which are net proceeds from issuance of Common Stock primarily resulting from the exercise of stock options.

             In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000.  The Company will initially locate its production activities for FibrimageTM at this new facility, and will thereafter move the remainder of its production activities to this facility.  The Company expects that construction will be completed in the second half of 2001.  Following completion of the construction, BTG will begin the validation process, which is currently expected will take approximately six to nine months for all products. BTG expects it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility and the cost of post-completion validation), of which approximately $22,000,000 had been expended through June 30, 2001.  As of June 30, 2001 BTG had outstanding commitments of approximately $12,000,000 related to completion of this facility.  In addition, the Company has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $2,000,000, of which approximately $400,000 has been paid to date.  This property will allow the Company to locate its principal research and development activities adjacent to the manufacturing facility.

             In June 2000 Bio-Technology General (Israel) Ltd., BTG’s wholly-owned subsidiary (“BTG-Israel”), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At June 30, 2001 the Company had outstanding long-term borrowings of $20,000,000 under the facility.

             BTG maintains its funds in money market funds, commercial paper and other liquid debt instruments.

             BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities.  The cost of the Company’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The rate of inflation (as measured by the consumer price index) was approximately 0.4% in the six months ended June 30, 2000, while the Shekel’s value in relation to the U.S. dollar increased by approximately 2%.  For the full year of 2000, the rate of inflation was unchanged while the Israeli Shekel’s value in relation to the U.S. dollar increased by approximately 3%.  In the six months ended June 30, 2001 the consumer price index decreased by 1% and the Shekel’s value in relation to the U.S. dollar decreased by approximately 3%.  As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increase in these costs in U.S. dollar terms in 2000 but a decrease in these costs in U.S. dollar terms in the six months ended June 30, 2001.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluation of Israeli currency have been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

             The Company believes that its remaining cash resources as of June 30, 2001, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company’s current operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of the Company’s future cash requirements will depend in large part on the status of commercialization of the Company’s products, the Company’s ability to enter into additional research and development and licensing arrangements, and the Company’s ability to obtain additional equity investments, if necessary.  There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

Market Risk

             Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date BTG’s exposure to market risk has been limited and it is not currently hedging any market risk, although it may do so in the future.  BTG does not hold or issue any derivative financial instruments for trading or other speculative purposes.

             BTG’s obligations under its $20,000,000 revolving credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at June 30, 2001 would result in an increase in its annual interest expense of $200,000.  Because these borrowings relate to the construction of BTG’s new facility, interest expense is currently being capitalized.

             BTG’s material interest bearing assets consist of cash and cash equivalents and short–term investments consisting primarily of investments in commercial papers, time deposits and mutual funds which invest in short–term instruments.  BTG’s interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

             As discussed above under “Liquidity and Capital Resources,” BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non–U.S. dollar assets and liabilities.  All of BTG’s revenues are in U.S. dollars except for payments from the Chief Scientist and sales of its products in Israel, which are denominated in Israeli Shekels.

Part  II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 19, 2001.

(b)	(i)	The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

		Name	Votes For	Votes Withheld

		Herbert J. Conrad	49,653,101	943,069
		Sim Fass	49,207,176	1,388,994
		Carl Kaplan	49,615,801	980,369
		Allan Rosenfield	49,652,717	943,453
		David Tendler	49,660,327	935,843
		Virgil Thompson	49,659,001	937,169
		Dan Tolkowsky	49,653,327	942,843
		Faye Wattleton	49,654,751	941,419
		Herbert Weissbach	49,654,501	941,669

                           (ii)         In addition to the election of directors, a proposal to adopt the Company’s 2001 Stock Option Plan was approved, with 14,006,414 shares voted in favor, 6,768,937 shares voted against, 258,196 shares abstaining and 29,562,623 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(1)         Exhibits
10.1	Employment Agreement, dated as of June 4, 2001, between Bio-Technology General Corp. and John A. Bond.
10.2	Bio-Technology General Corp. 2001 Stock Option Plan.

(2)         Reports on Form 8-K

                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNOLOGY GENERAL CORP.

(Registrant)

By:	/s/	Sim Fass
Sim Fass
Chairman and Chief Executive Officer
(Principal Executive Officer)

	/s/	John A. Bond
John A. Bond
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

Dated : August 9, 2001