Form 10-Q
period 2001-09-30
BIO TECHNOLOGY GENERAL CORP
filed 2001-11-14
CIK 722104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 0-15313

BIO–TECHNOLOGY GENERAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	13–3033811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Wood Avenue Sound, Iselin, New Jersey 08830

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of November 5, 2001:  58,243,096

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (In thousands except share data)
	September 30, 2001(Unaudited)	December 31, 2000

ASSETS:
Current Assets
Cash and cash equivalents	$68,476	$26,353
Short-term investments	56,172	93,217
Accounts receivable	25,853	39,188
Inventories	12,491	9,880
Deferred income taxes	931	2,445
Prepaid expenses and other current assets	2,523	989
Total current assets	166,446	172,072

Deferred income tax	11,933	5,745
Account receivable	1,703	1,703
Severance pay funded	2,342	2,321
Property and equipment, net	44,484	27,819
Other assets	9,072	3,565
Total assets	$235,980	$213,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,153	$1,153
Accounts payable	11,832	6,420
Other current liabilities	13,381	11,155
Total current liabilities	26,366	18,728

Negative goodwill	16,324	---
Long-term debt	20,127	20,000
Deferred revenues	9,686	10,551
Provision for severance pay	5,090	4,593

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	---	---
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 58,168,000 (54,765,000 at December 31, 2000)	581	547
Capital in excess of par value	205,785	179,586
Deficit	(39,508)	(14,817)
Accumulated other comprehensive loss	(8,471)	(5,963)
Total stockholders’ equity	158,387	159,353
Total liabilities and stockholders’ equity	$235,980	$213,225

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000*	2001	2000*
Revenues:
Product sales	$70,731	$44,795	$15,541	$18,206
Contract fees	865	9,764	289	213
Royalties	3,370	2,158	1,677	778
Other revenues	1,129	1,169	718	276
Interest income	5,979	5,175	1,906	1,983
	82,074	63,061	20,131	21,456
Expenses:
Research and development	18,677	16,468	5,562	5,436
Cost of product sales	11,668	7,097	2,710	2,850
General and administrative	7,980	10,159	2,062	3,531
Marketing and sales	12,344	12,936	3,046	4,365
Royalties	1,448	1,173	533	255
Finance	122	91	109	44
Write-off of in-process research and development acquired	45,600	--	--	--
	97,839	47,924	14,022	16,481

Income (loss) before income taxes	(15,765)	15,137	6,109	4,975
Income taxes	8,926	4,036	1,664	555
Income (loss) before cumulative effect of change in accounting principle	(24,691)	11,101	4,445	4,420
Cumulative effect of change in accounting principle	---	(8,178)	---	---
Net income (loss)	$(24,691)	$2,923	$4,445	$4,420

Earnings per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.43)	$0.20	0.08	$0.08
Cumulative effect of change in accounting principle	---	(0.15)	---	---
Net income (loss)	$(0.43)	$0.05	$0.08	$0.08

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.43)	$0.19	0.07	$0.08
Cumulative effect of change in accounting principle	---	(0.14)	---	---
Net income (loss)	$(0.43)	$0.05	$0.07	$0.08

Weighted average number of common and
common equivalent shares
Basic	56,871	54,186	58,078	54,493
Diluted	56,871	57,336	59,411	56,963

* See Note 3

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of		Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Deficit	Loss	Equity
Balance, December 31, 2000	54,765	$547	$179,586	$(14,817)	$(5,963)	$159,353
Comprehensive income:
Net loss for nine months ended September 30, 2001				(24,691)		(24,691)
Unrealized loss on marketable securities, net					(2,508)	(2,508)
Total comprehensive loss						(27,199)
Issuance of common stock in Myelos acquisition	2,345	24	19,009			19,033
Issuance of common stock	202	1	1,545			1,546
Exercise of stock options	856	9	5,645			5,654
Balance, September 30, 2001	58,168	$581	$205,785	$(39,508)	$(8,471)	$158,387

The accompanying notes are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(24,691)	$2,923
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net	---	8,178
Depreciation and amortization	2,717	2,229
Amortization of negative goodwill	(1,948)	---
Provision for severance pay	497	602
Write-off of in-process research and development acquired	45,600	---
Loss (gain) on sales of short-term investments	(303)	238
Loss (gain) on sales of fixed assets	22	(16)
Common stock issued as payment for services	52	45
Changes in: Receivables	13,335	(5,534)
Inventories	(2,611)	(1,533)
Prepaid expenses and other current assets	(1,760)	3
Deferred revenue	(865)	211
Accounts payable	8,159	(617)
Other current liabilities	2,029	618

Net cash provided by operating activities

40,233

7,347

Cash flows from investing activities:
Short-term investments	(1,614)	(33,962)
Capital expenditures	(18,713)	(6,453)
Changes in other assets	(1,185)	(718)
Severance pay funded (used)	(21)	(169)
Proceeds from sales of fixed assets	179	44
Net cash paid in acquisition	(15,358)	---
Other investment	(5,000)	---
Proceeds from sales of short-term investments	36,454	12,751
Net cash used in investing activities	(5,258)	(28,507)

Cash flows from financing activities:
Long term loan	---	10,000
Proceeds from issuance of common stock	7,148	9,146
Net cash flows from financing activities	7,148	19,146

Net increase (decrease) in cash and cash equivalents	42,123	(2,014)
Cash and cash equivalents at beginning of period	26,353	18,703
Cash and cash equivalents at end of period	$68,476	$16,689
Supplementary Information
Other information:
Income tax paid	$2,144	$1,800
Interest paid	$867	---
Acquisition of Myelos Corporation:
Assets acquired	$8,258	$ ---
Liabilities assumed	(1,125)	---
Negative goodwill	(18,275)	---
Equity issued	(19,033)	---
In-process research and development acquired	45,600	---
Cash paid (including acquisition costs of $1,387)	15,425	---
Less – cash acquired	(67)	---
Net cash paid	$15,358	$ ---

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Basis of Presentation

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

                The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes is approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  The Company recorded negative goodwill of $18,275,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill is being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill will cease beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

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

                The following pro forma consolidated results of operations for the nine month period ended September 30, 2001 were prepared assuming the acquisition of Myelos occurred on January 1, 2001.  The pro forma results of operations are not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	Nine months ended September 30, 2001
	(In thousands except per share data)

	As Reported	Pro Forma

Total revenues	$82,074	$82,074

Net loss	$(24,691)	$(25,023)

Loss per share (basic and diluted)	$(0.43)	$(0.44)

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

Note.3:	SAB 101

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

Following is a reconciliation of the information for the three and nine months ended September 30, 2000 as reported:

For the three months ended September 30, 2000:
	As reported	Adjustments	As Adjusted
	(In thousands except per share data)
Contract fees	$--	$213	$213
Income taxes	$476	$79	$555
Earnings per common share:
Basic	$0.08	$--	$0.08
Diluted	$0.08	$(0.01)	$0.07

For the nine months ended September 30, 2000:
	As reported	Adjustments	As Adjusted
	(In thousands except per share data)

Contract fees	$9,975	$(211)	$9,764
Income taxes	$4,115	$(79)	$4,036
Cumulative effect of change in accounting principle	$--	$(8,178)	$(8,178)
Earnings (loss) per common share:
Basic	$0.21	$(0.16)	$0.05
Diluted	$0.20	$(0.15)	$0.05

Note 4:  New Accounting Statements:

                In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 141 is applied to all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 the Company will no longer amortize the negative goodwill resulting from the Myelos acquisition, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes.  Under SFAS No. 142, the negative goodwill balance remaining at December 31, 2001 will be maintained on the Balance Sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due. The adoption of SFAS No. 141 had no impact on the Company’s consolidated financial statements.  The only impact of the adoption of SFAS No. 142 on the Company’s consolidated financial statements is that the negative goodwill recorded in connection with the Myelos acquisition will no longer be amortized.  The amortization of negative goodwill during 2001 reduced the Company’s reported general and administrative expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2001
compared with three and nine months ended September 30, 2000

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

BTG anticipates product sales for the year of approximately $85 million and total revenues of approximately $100 million, although fourth quarter earnings per share is expected to be lower than third quarter earnings per share.

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

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes is approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  The Company recorded negative goodwill of $18,275,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill is being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill will cease beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Products sales	86.2%	71.0%	77.2%	84.9%
Contract fees	1.0	15.5	1.4	1.0
Royalties	4.1	3.4	8.3	3.6
Other revenues	1.4	1.9	3.6	1.3
Interest income	7.3	8.2	9.5	9.2
Total	100.0	100.0	100.0	100.0
Expenses:
Research and development	22.8	26.1	27.6	25.3
Cost of product sales	14.2	11.3	13.5	13.3
General and administrative	9.7	16.1	10.3	16.5
Marketing and sales	15.0	20.5	15.1	20.3
Royalties	1.8	1.9	2.7	1.2
Finance	0.1	0.1	0.5	0.2
Write-off of in-process research and development acquired	55.6	---	---	---
Total	119.2	76.0	69.7	76.8
Income (loss) before income taxes	(19.2)	24.0	30.3	23.2
Income taxes	10.9	6.4	8.3	2.6

Income (loss) before cumulative effect of change in accounting principle	(30.1)	17.6	22.0	20.6
Cumulative effect of change in accounting principle	--	13.0	--	--
Net income (loss)	(30.1)%	4.6%	22.0%	20.6%

The following tables set forth for the fiscal periods indicated the Company’s pro forma statement of operations excluding the effect resulting from the Myelos acquisition of (i) the write-off of in-process research and development acquired in the nine months ended September 30, 2001 and (ii) the amortization of negative goodwill in the three and nine months ended September 30, 2001.  The tables also set forth for the fiscal periods indicated the pro forma percentage of revenues represented by these items.

	Nine Months Ended September 30, 2001		Three Months Ended September 30, 2001
	(dollars in thousands)
Revenues:
Product sales	$70,731	86.2%	$15,541	77.2%
Contract fees	865	1.0	289	1.4
Royalties	3,370	4.1	1,677	8.3
Other revenues	1,129	1.4	718	3.6
Interest income	5,979	7.3	1,906	9.5
	82,074	100.0	20,131	100.0
Expenses:
Research and development	18,677	22.8	5,562	27.6
Cost of product sales	11,668	14.2	2,710	13.5
General and administrative	9,928	12.1	2,977	14.8
Marketing and sales	12,344	15.0	3,046	15.1
Royalties	1,448	1.8	533	2.7
Finance	122	0.1	109	0.5
	54,187	66.0	14,937	74.2

Income before income taxes	27,887	34.0	5,194	25.8
Income taxes	8,926	10.9	1,664	8.3
Net income	$18,961	23.1%	$3,530	17.5%

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

Sales of Oxandrin in the first nine months of 2000 and 2001 were $22,301,000 and $39,154,000, respectively, representing 50% and 55%, respectively, of total product sales in those periods.  Sales of Oxandrin in the first, second and third quarters of 2001 were $16,692,000, $17,887,000 and $4,575,000, respectively, compared to $5,009,000, $6,403,000 and $10,889,000 in the first, second and third quarters of 2000, respectively.  Quarterly fluctuations in sales of Oxandrin can have a significant impact on our quarterly results of operations.

BTG’s sales of Oxandrin consist mainly of sales to Gentiva Health Services, Inc. (“Gentiva”), its wholesale and retail distributor of Oxandrin in the United States, and the Ross Products Division of Abbott Laboratories (“Ross”). The increase in Oxandrin sales in each of the first three quarters of 2000 was due to Gentiva’s completion, in May 2000, of its Oxandrin inventory reduction, which Gentiva began in April 1999.  The increase in Oxandrin sales during the first half of 2001 was due to: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Gentiva following its completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999; and (iv) increased wholesaler sales of Oxandrin by Gentiva.

Upon completion of its inventory reduction in May 2000, Gentiva began to purchase, on a monthly basis, an amount of Oxandrin equal to the average end-user (i.e., wholesaler) sales during the preceding three months. However, because of the significant increase in Oxandrin purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of Oxandrin into the long-term care market, Gentiva’s purchases of Oxandrin in the second quarter were higher than the levels of its sales of Oxandrin to wholesalers in that period.  As a result, Gentiva’s inventory of Oxandrin increased beyond the desired level.  Accordingly, BTG and Gentiva amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Gentiva’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by BTG to Gentiva more accurately reflected end-user demand.  As a result, sales of Oxandrin in the third quarter of 2001 were $13,312,000 lower than in the second quarter of 2001 and $6,314,000 lower than in the third quarter of 2000.

Gentiva’s reduction in Oxandrin inventory adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in 1999 and 2000.  Reductions in wholesaler purchases of Oxandrin from Gentiva in the second and third quarters of 2001 and significantly reduced purchases of Oxandrin by Gentiva in the third quarter of 2001 adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in the third quarter of 2001 and will continue to adversely affect fourth quarter product sales, revenues and results of operations.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), BTG’s sales to Gentiva and Ross will fluctuate from quarter to quarter.  There can be no assurance that Gentiva will not determine to further reduce its Oxandrin inventory levels.

The launch of Oxandrin in late 2000 by Ross into the long-term sector for the treatment of patients with involuntary weight loss led to a 30% increase in prescriptions in the first nine months of 2001 compared to the corresponding nine months of 2000.  However, prescriptions remained essentially flat in the months of June through August 2001 and decreased in September 2001, due, at least in part, to sales force changes in the long-term care sector.  The long-term care field force contingent detailing physicians, nursing homes, assisted living facilities and geriatric hospitals was streamlined in the spring of 2001 in an effort to achieve greater efficiency.  BTG believes this inadvertently resulted in a reduction in the number of Oxandrin calls and details being made, which only recently came to its attention.  The Company understands that corrective measures have been taken to increase the number of calls and details being made.  To date the average prescription written for the long-term care market involves a significantly lower dose of Oxandrin than the average prescription written for other markets.

The following table summarizes the Company’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Oxandrin	55.4%	49.8%	29.4%	59.8%
Human growth hormone	27.2	35.6	52.3	33.6
BioLon	9.8	10.5	18.1	6.6
Delatestryl	7.0	3.0	---	---
Other	0.6	1.1	0.2	---
Total	100.0%	100.0%	100.0%	100.0%

The Company believes that its product mix will vary from period to period based on the purchasing patterns of its customers and the Company’s focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

The following table summarizes the Company’s U.S. and international product sales as a percentage of total product sales for the period indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
United States	63.9%	50.8%	32.0%	54.4%
International	36.1	49.2	68.0	45.6
Total	100.0%	100.0%	100.0%	100.0%

Comparison of Nine Months Ended September 30, 2001 and September 30, 2000.

Revenues.  Total revenues increased 30% in the nine months ended September 30, 2001 to $82,074,000 from $63,061,000 in the same period in 2000.  The increase in total revenues from the comparable prior period was mainly due to the substantial increase in product sales partially offset by a substantial decrease in contract fees.

Product sales increased by $25,936,000, or 58%, in the nine months ended September 30, 2001 from the comparable prior period.  Oxandrin sales in the nine months ended September 30, 2001 were $39,154,000, an increase of $16,853,000, or 76%, from the nine months ended September 30, 2000.  As discussed above, the increase in Oxandrin sales was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Gentiva following its completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carries, which reduction began in April 1999; and (iv) increased wholesaler sales of Oxandrin by Gentiva.  Product sales of human growth hormone and BioLon in the period were $19,226,000 and $6,921,000, respectively, an increase of $3,293,000 and $2,211,000, respectively, or 21% and 47%, respectively, over the comparable period in 2000.  These increases reflect, respectively, (a) increased penetration of the Japanese and European human growth hormone markets and (b) increased sales of BioLon in the U.S. following an upgrade in our manufacturing process (which had negatively impacted 2000 BioLon sales while being implemented).  Delatestryl sales in the nine months ended September 30, 2001 were $4,976,000, an increase of $3,646,000, or 174%, over the comparable period of 2000.  All of the Delatestryl sales in 2001 occurred in the first quarter.  Gentiva, which acts as BTG’s wholesale distributor of Delatestryl in the United States, reduced its Delatestryl inventory during 2000, which BTG believes was in anticipation of the FDA permitting the production of a competing injectable testosterone product used to treat men with hypogonadism (testosterone deficiency) which the FDA had previously stopped.  To date the FDA has not permitted the commencement of production of this competing product.

Contract fees in the nine months ended September 30, 2001 decreased by $8,889,000, or 91%, from the comparable prior period.  Contract fees earned in the nine months ended September 30, 2001 represent contract fees received in prior periods but recognized in the nine months period ended September 30, 2001 in accordance with SAB 101. Of the contract fees earned in the nine months ended September 30, 2000, $5,000,000, or 51% of total contract fees, was earned in respect of the license of worldwide distribution rights of Bio-Hy to DePuy Orthopedics, a Johnson & Johnson company, $2,500,000, or 26% of total contract fees, was earned as a milestone payment under its strategic alliance with Teva Pharmaceutical Industries Ltd. focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for the Company’s human growth hormone and $1,475,000, or 15% of total contract fees, was earned as milestone payments under its license and development and distribution agreements with Swiss Serum relating to BTG’s Hepatitis-B vaccine.

Royalties were $3,370,000 in the nine months ended September 30, 2001, as compared to $2,158,000 in the same period last year.  These revenues consist mainly of royalties from the licensee of the Company’s Mircette product.

                Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

Interest income for the nine months ended September 30, 2001 increased $804,000, or 16%, over the comparable prior period, primarily as a result of increased cash balances (including short-term investments) resulting mainly from cash flow from operations and proceeds from a $20,000,000 loan borrowed to finance construction of the Company’s new manufacturing facility in Israel. This was partially offset by lower interest rates, the use of approximately $15,358,000 to acquire Myelos, the use of approximately $21,121,000 to fund construction of the Company’s new manufacturing facility after September 30, 2000 and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals.

Research and Development Expense. Research and development expense increased 13% in the nine months ended September 30, 2001 to $18,677,000 from $16,468,000 in the same period of 2000.  The increase in research and development expenditures resulted mainly from the increase in research and development personnel and legal fees related to patent maintenance and patent interference proceedings, as well as the addition of research and development activities for Prosaptide following the acquisition of Myelos.

Cost of Product Sales.  Cost of product sales increased by 64% in the nine months ended September 30, 2001 to $11,668,000 from $7,097,000 in the nine months ended September 30, 2000, primarily due to the 58% increase in product sales.  Cost of product sales as a percentage of product sales increased slightly to 16.5% as compared to 15.8% in the comparable period last year.  Cost of product sales as a percentage of product sales increased due to the mix of products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and Administrative Expense.  General and administrative expense decreased by 21% in the nine months ended September 30, 2001 to $7,980,000 from $10,159,000 in the comparable prior period.  The decrease in general and administrative expense was due primarily to the amortization of $1,948,000 of negative goodwill resulting from the Myelos acquisition.  On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for the nine months ended September 30, 2001 was $9,928,000, a slight decrease of 2% from the comparable period in 2000. The decrease in general and administrative expense (excluding the effect of the amortization of negative goodwill) was primarily due to a decrease in legal fees (litigation) as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company’s declaratory judgment action against Genentech in respect of the Company’s human growth hormone product in the United States.  The decrease was partially offset by increased compensation costs and expenses associated with merger and acquisition activities. As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill) decreased to 12.1% in the nine months ended September 30, 2001 from 16.1% in the nine months ended September 30, 2000.  The substantial decrease in general and administrative expense as a percentage of revenues derived principally from the substantial increase in total revenues.

Marketing and Sales Expense.  Marketing and sales expense decreased 5% in the nine months ended September 30, 2001 to $12,344,000 from $12,936,000 for the prior year period.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The decrease was primarily due to decreased advertising, promotional and market research activities partially offset by increased personnel, principally sales force, and other expenses associated with these personnel.

                Royalties.  Royalties were $1,448,000 in the nine months ended September 30, 2001, as compared to $1,173,000 in the nine months ended September 30, 2000.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

                Income Taxes.  Provision for income taxes for the nine months ended September 30, 2001 was $8,926,000, representing approximately 32% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired and amortization of negative goodwill, which are not taken into account in computing income taxes), as compared to $4,036,000, or 27% of income before income taxes, in the comparable period last year.  The Company’s effective tax rate in the first nine months of 2000 was favorably affected by the increase in revenues, principally contract fees, generated by BTG-Israel, which is entitled to certain Israeli tax benefits.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Write-off of In-Process Research and Development Acquired.  In the nine months ended September 30, 2001 BTG wrote-off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation.  In connection with the acquisition BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.

Earnings per Common Share.  BTG had approximately 2.7 million additional basic weighted average shares outstanding for the nine month period ended September 30, 2001 as compared to the same period in 2000.  The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 2000, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001. For 2001 diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.

On a pro-forma basis, excluding the write-off of in-process research and development acquired and amortization of negative goodwill, net income would have been $18,961,000, or $0.33 per share on both a basic and diluted share basis.  Diluted weighted average shares outstanding would have been 58,072,000, an increase of 0.7 million shares from the comparable period in 2000, primarily as a result of the higher basic weighted average shares outstanding for the nine months ended September 30, 2001, partially offset by the fact that less outstanding options were considered common equivalents because their exercise price was above the average fair market value of the common stock for the nine months ended September 30, 2001, which average fair market value was lower than in the same period last year.

Comparison of Three Months Ended September 30, 2001 and September 30, 2000.

Revenues.  Total revenues decreased 6% in the third quarter of 2001 to $20,131,000 from $21,456,000 in the third quarter of 2000.  The decrease in total revenues from the comparable prior period was due to the decrease in product sales, partially offset by an increase in royalties and other revenues.

Product sales decreased by $2,665,000, or 15%, in the three months ended September 30, 2001 from the comparable prior period in 2000.  Oxandrin sales in the three months ended September 30, 2001 were $4,575,000, a decrease of $6,314,000, or 58%, from the three months ended September 30, 2000.  The decrease in Oxandrin sales was due to reduced purchases of Oxandrin by Gentiva in response to increased inventory levels resulting from over-stocking by wholesalers during the first six months of 2001.  Product sales of human growth hormone and BioLon were $8,133,000 and $2,810,000, respectively, in the third quarter of 2001, an increase of $2,015,000, and $1,615,000, resepectively, or 33% and 135%, respectively, over the comparable period in 2000.  There were no sales of Delatestryl in the three months ended September 30, 2000 and 2001.

Contract fees in the three month periods ended September 30, 2001 and 2000 represent contract fees received in prior periods but recognized in the third quarter of 2001 and 2000 in accordance with SAB 101.

Royalties were $1,677,000 in the third quarter of 2001, as compared to $778,000 in the same period last year.  These revenues consist mainly of royalties from the licensee of the Company’s Mircette product.

                Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

                Interest income decreased $77,000, or 4%, over the comparable prior period, primarily as a result of lower interest rates, the use of $15,358,000 to acquire Myelos, the use of approximately $21,121,000 to fund construction of the Company’s new manufacturing facility after September 30, 2000 and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals.

Research and Development Expense.  Research and development expense increased 2% in the third quarter of 2001 to $5,562,000 from $5,436,000 in the third quarter of 2000.  The increase in research and development expenditures resulted mainly from the increase in research and development personnel and legal fees related to patent maintenance and patent interference proceedings, partially offset by less expenditures associated with development of a new formulation of the Company’s Oxandrin product in 2001 as compared to 2000.

Cost of Product Sales.  Cost of product sales decreased by 5% in the three months ended September 30, 2001 to $2,710,000 from $2,850,000 in the three months ended September 30, 2000, primarily as a result of the 15% decrease in product sales.  Cost of product sales as a percentage of product sales increased to 17.4% as compared to 15.7% in the comparable period last year.  Cost of product sales as a percentage of product sales increased due to the mix of products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and Administrative Expense.  General and administrative expense decreased by 42% in the three months ended September 30, 2001 to $2,062,000 from $3,531,000 in the comparable prior period.  The decrease in general and administrative expense was due mainly to the amortization of $915,000 of negative goodwill resulting from the Myelos acquisition.  On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for the three months ended September 30, 2001 was $2,977,000, a decrease of 16% from the comparable period in 2000.  The decrease in general and administrative expenses (excluding the effect of the amortization of negative goodwill) was primarily due to the timing of payment of bonuses as well as a reduction of legal fees (litigation) as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company’s declaratory judgment action against Genentech in respect of the Company’s human growth hormone product in the United States.  As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill) decreased to 14.8% in the three months ended September 30, 2001 from 16.5% in the three months ended September 30, 2000.

Marketing and Sales Expense.  Marketing and sales expense decreased 30% in the second quarter of 2001 to $3,046,000 from $4,365,000 for the prior year period.  As a percentage of revenues, marketing and sales expense decreased to approximately 15.1% from 20.3% for the third quarter of 2000.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The decrease was primarily due to the timing of advertising, promotions and market research expenses and decreased incentive compensation costs.

Royalties.  Royalties were $533,000 in the three months ended September 30, 2001, as compared to $255,000 in the three months ended September 30, 2000.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

                Income Taxes.  Provision for income taxes for the three months ended September 30, 2001 was $1,664,000, representing approximately 32% of income before income taxes (on a pro forma basis excluding the amortization of negative goodwill, which is not taken into account in computing income taxes), as compared to $555,000, or 11% of income before income taxes, in the comparable quarter last year.  The Company’s effective tax rate in the third quarter of 2000 was favorably affected by the increase in revenues, principally contract fees, generated by BTG-Israel, which is entitled to certain Israeli tax benefits, and an increase in the research and experimental tax credits available to BTG as compared to the third quarter of 2001.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 3.6 million additional basic weighted average shares outstanding for the three month period ended September 30, 2001 as compared to the same period in 2000.  The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 2000, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelosin March 2001. BTG had approximately 2.4 million additional diluted weighted average share outstanding for the three month period ended September 30, 2001, as compared to the same period in 2000, primarily as a result of the higher basic weighted average shares outstanding for the three months ended September 30, 2001, partially offset by the fact that less outstanding options were considered common equivalents because their exercise price was above the average fair market value of the common stock for the three months ended September 30, 2001, which average fair market value was lower than in the same period last year.

On a proforma basis, excluding the amortization of negative goodwill, net income would have been $3,530,000 or $0.06 per share on both a basic and diluted share basis.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2001 was $140,080,000, as compared to $153,344,000 at December 31, 2000, due primarily to a decrease in accounts receivable.

The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company.  Net cash increased (decreased) by $42,123,000 and $(2,014,000) in the nine months ended September 30, 2001 and 2000, respectively, in large part due to the sale of short-term investments in 2001 and purchase of short-term investments in 2000. Cash, cash equivalents and short-term investments increased by $5,078,000 and $18,764,000 in the nine months ended September 30, 2001 and 2000, respectively.

Net cash provided by operating activities was $40,233,000 and $7,347,000 in the nine months ended September 30, 2001 and 2000, respectively.  Net income (loss) was $(24,691,000) and $2,923,000 in the same periods, respectively.  In the nine months ended September 30, 2001 the Company had net cash provided by operating activities despite the net loss mainly due to the write-off of in-process research and development acquired of $45,600,000, a decrease in accounts receivable of $13,335,000, an increase in accounts payable and other current liabilities of $8,159,000 and $2,029,000, respectively, and depreciation and amortization of $2,717,000, partially offset by an increase in inventories and prepaid expenses and other current assets of $2,611,000 and $1,760,000, respectively, and the amortization of negative goodwill of $1,948,000.  In the nine months ended September 30, 2000 BTG had net cash provided by operating activities greater than net income mainly due to the cumulative effect of change in accounting principle, net of $8,178,000 as a result of the adoption of SAB 101 and depreciation and amortization in the amount of $2,229,000, partially offset by an increase in inventories and receivables in the amount of $1,533,000 and $5,534,000, respectively.

Net cash used in investing activities was $5,258,000 and $28,507,000 in the nine months ended September 30, 2001 and 2000, respectively.  Net cash used in investing activities included capital expenditures of $18,713,000 and $6,453,000 in these periods, respectively, primarily for the new manufacturing facility, as well as a $5,000,000 investment in Omrix in the nine months ended September 30, 2001.  In the nine months ended September 30, 2001, BTG paid net cash of $15,358,000 in connection with the acquisition of Myelos. The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $7,148,000 and $19,146,000 in the nine months ended September 30, 2001 and 2000, respectively, which are net proceeds from issuance of common stock primarily resulting from the exercise of stock options in both periods and borrowings $10,000,000 under its revolving credit facility in the 2000 period.

                In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000.  The Company will move its production activities to this facility.  The Company expects that construction will be completed by the end of 2001.  Following completion of the construction, BTG will begin the validation process, which is currently expected to be completed in the second half of 2002 for all products.  BTG expects it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility and the cost of post-completion validation), of which approximately $29,000,000 had been expended through September 30, 2001.  As of September 30, 2001 BTG had outstanding commitments of approximately $8,000,000 related to completion of this facility.  In addition, the Company has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $2,000,000, of which approximately $400,000 has been paid to date.  This property will allow the Company to locate its principal research and development activities adjacent to the manufacturing facility.

In June 2000 Bio-Technology General (Israel) Ltd., BTG’s wholly-owned subsidiary (“BTG-Israel”), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At September 30, 2001 the Company had outstanding long-term borrowings of $20,000,000 under the facility.

BTG maintains its funds in money market funds, commercial paper and other liquid debt instruments.

BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities.  The cost of the Company’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The consumer price index (which is used to measure the rate of inflation) decreased approximately 0.5% in the nine months ended September 30, 2000, while the Shekel’s value in relation to the U.S. dollar increased by approximately 3%.  For the full year of 2000, the rate of inflation was unchanged while the Israeli Shekel’s value in relation to the U.S. dollar increased by approximately 3%.  In the nine months ended September 30, 2001 the consumer price index increased by 2% and the Shekel’s value in relation to the U.S. dollar decreased by approximately 8%.  As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increase in these costs in U.S. dollar terms in 2000 but a decrease in these costs in U.S. dollar terms in the nine months ended September 30, 2001.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluation of Israeli currency have been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

The Company believes that its remaining cash resources as of September 30, 2001, together with anticipated product sales, scheduled payments to be made to BTG under its current agreements with pharmaceutical partners, the proceeds from sales of equity and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company’s current operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that scheduled payments will be made by third parties, that current agreements will not be canceled, that the Chief Scientist will continue to provide funding at current levels, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of the Company’s future cash requirements will depend in large part on the status of commercialization of the Company’s products, the Company’s ability to enter into additional research and development and licensing arrangements, and the Company’s ability to obtain additional equity investments, if necessary.  There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

BTG’s obligations under its $20,000,000 revolving credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at September 30, 2001 would result in an increase in its annual interest expense of $200,000.  Because these borrowings relate to the construction of BTG’s new facility, interest expense is currently being capitalized.

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

Part  II. OTHER INFORMATION

Item 5.    Other Information

In September 2001, the United States Court of Appeals for the Federal Circuit reinstated a Genentech, Inc. patent relating to a method for producing recombinant human growth hormone (“hGH”) and a preliminary injunction against BTG’s product made by a particular process.  The Genentech patent was invalidated on January 18, 2000, following a trial to a jury in the United States District Court for the Southern District of New York.  The Federal Circuit did not decide the issue of infringement by BTG of the reinstated patent.  BTG has requested a rehearing before the full Court of Appeals.  BTG has never used the expression system charged with infringement in the Genentech litigation to manufacture hGH for U.S. sale.  Moreover, BTG has developed a new expression system for our hGH that was approved by the FDA in 1999.  Genentech has never contended that this new expression system infringes any of its patents.  BTG plans to manufacture any hGH intended for the U.S. market using this alternate expression system.  BTG has requested a rehearing before the full Court of Appeals.  BTG is currently engaged in a patent interference action with Novo Nordisk which, if adversely determined, could adversely affect BTG’s ability to sell in the U.S. market hGH manufactured using this alternate expression system.

Item 6.	Exhibits and Reports on Form 8-K

	(1)	Exhibits

None

	(2)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNOLOGY GENERAL CORP.
(Registrant)

	By:	/s/ Sim Fass
Sim Fass
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ John Bond
John A. Bond
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 12, 2001