Form 10-K
period 2001-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2002-03-28
CIK 722104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

Commission File Number 0–15313

BIO-TECHNOLOGY GENERAL CORP.

(Exact name of Registrant as specified in its charter)

Delaware	13–3033811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 Wood Avenue South, Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(732) 632-8800

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

YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of the Registrant’s Common Stock held by non-affiliates at March 13, 2002 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):  $293,245,213.  Common Stock outstanding as of March 13, 2002: 58,328,485 shares.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.                                     BUSINESS

General Overview 1

We are engaged in the research, development, manufacture and marketing of biopharmaceutical products.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has a portfolio of therapeutic products, including nine products that have received regulatory approval for sale and are currently being marketed.  Additionally, we have four products in registration or clinical trials and several products in pre-clinical development.  We distribute our products on a worldwide basis primarily through a direct sales force in the United States and primarily through third-party license and distribution relationships elsewhere.  We pursue the development of both products with broad markets as well as products with specialized niche markets where we can seek Orphan Drug designation and potential marketing exclusivity.

Our approved products are:

•      OXANDRIN® (oxandrolone) for the treatment of involuntary weight loss due to severe trauma, chronic infection, extensive surgery or unknown pathophysiology, which is primarily marketed in the United States and which, to date, has been primarily used to treat involuntary weight loss in AIDS patients;

•       BIO-TROPINTM (recombinant human growth hormone), which is currently being marketed in Japan and Israel, as well as in several countries in Europe, Latin America and the Far East for the treatment of growth hormone deficiency in children or Turner syndrome;

•       BIOLON® (sodium hyaluronate), which is currently marketed in the United States and Israel, as well as in several other countries in North and Latin America, Europe, Asia, Africa and the Far East for the protection of the corneal endothelium during ophthalmic surgery procedures such as cataract removal and intraocular lens implantation;

•       DELATESTRYL® (injectable testosterone), which is currently marketed in the United States for hypogonadism and delayed puberty;

•       MIRCETTE®, developed by Organon, Inc. using our patented oral contraceptive dosing regimen, which is currently being marketed in the United States;

•       SILKIS®, a vitamin D derivative, which is currently approved in nine European countries for the topical treatment of recalcitrant psoriasis and marketed in Europe and Latin America;

•       BIO-HEP-BTM, a third generation recombinant vaccine against hepatitis B virus, which is currently being marketed in Israel;

•      ARTHREASETM (sodium hyaluronate) for osteoarthritic knee pain, which is currently being marketed in the European Union; and

•     recombinant human INSULIN for diabetes, which is currently being marketed in Poland.

BTG’s products in registration or advanced stages of clinical testing and development include: PROSAPTIDETM, for the treatment of neuropathic pain associated with HIV; OXSODROLTM (recombinant human superoxide dismutase) for the prevention of lung injury in premature babies; PURICASE® for allopurinol-resistant gout patients; and FIBRIMAGE®, a thrombus imaging agent being developed by DRAXIS Health, Inc.

Our research and development focus includes BTG-271, a cancer therapy drug to treat leukemia; and the development of generic versions of two biologic pharmaceutical products that will be going off patent.

BTG was founded in 1980 to develop, manufacture and market novel therapeutic products.  BTG’s overall administration, legal and patent activities, business development, human clinical studies, marketing

1              MIRCETTE is a trademark of Organon, Inc.  ARTHREASE is a trademark of DePuy Orthopaedics, Inc., except in Israel, where it is owned by BTG.  PURICASE is a trademark of Mountain View Pharmaceuticals, Inc.  Tev-Tropin is a trademark of Teva Pharmaceutical Industries, Inc.  All other trademarks are owned by BTG.

activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in Iselin, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly owned subsidiary in Rehovot, Israel.

Products and Applications

Our commercialized products are currently being marketed by third parties, with the exception of OXANDRIN, which we are co-marketing with a third party in the United States, and DELATESTRYL, which we are marketing on our own in the United States.  In addition, BTG is marketing OXANDRIN, BIO-TROPIN, BIOLON and BIO-HEP-B, and intends to market SILKIS and ARTHREASE, on its own in Israel. The following table presents information regarding BTG’s principal products:

Product	Indication/Application	Territory
COMMERCIALIZED PRODUCTS:
OXANDRIN (oxandrolone)	Involuntary weight loss	United States and various other countries
BIO-TROPIN (human growth hormone)	Growth hormone deficiency in children and Turner syndrome	Japan, Europe and various other countries
BIOLON (sodium hyaluronate)	Injectable viscous solution for ophthalmic surgical procedures	Worldwide
DELATESTRYL (injectable testosterone)	Hypogonadism	United States
MIRCETTE (oral contraceptive dosing regimen)	Reduced pregnancy risk	United States
SILKIS (vitamin D derivative)	Anti-psoriasis/contact dermatitis agent/other skin disorders	Europe and Latin America
BIO-HEP-B	Hepatitis-B vaccine	Israel
ARTHREASE (sodium hyaluronate)	Osteoarthritic knee pain	Europe Registration (United States)
INSULIN	Diabetes	Poland

PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:		Status
PROSAPTIDE	Treatment of neuropathic pain associated with HIV	Phase II clinical trial
OXSODROL (human superoxide dismutase)	Prevention of lung injury in premature infants	Phase II clinical trial
PURICASE	Gout	Phase I clinical trial
FIBRIMAGE (thrombus-imaging agent)	Diagnosis of deep vein thrombus	Phase III clinical trial (Canada)

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:		Status
BIOGENERICA	Generic versions of two biologic pharmaceutical products	Pre-clinical development
BTG – 271	Leukemia	Research

OXANDRIN (oxandrolone)

BTG’s oxandrolone product, trademarked OXANDRIN, is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain.  There is growing recognition in the medical community that interventional management of disease-related weight loss (cachexia) is an extremely important facet of patient care.  Involuntary weight loss is associated with a relatively wide range of clinical conditions that, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death.  Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual’s lean body mass (i.e., muscle) is associated with a 20% increase in mortality.  At 35% loss of lean body mass, the death rate approaches 100%.  Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease.  We estimate the incidence of involuntary weight loss in the United States is several million persons each year.

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

In 1964, the United States Food and Drug Administration (“FDA”) approved OXANDRIN for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight.  This approval permits the use of OXANDRIN to treat disease-related weight loss other than starvation.  G.D. Searle & Company Limited (“Searle”), which originally developed and obtained FDA approval of OXANDRIN, ceased marketing OXANDRIN in the 1980s.  Searle contract manufactures OXANDRIN for BTG.  With the growing awareness of the importance of combating disease-related involuntary weight loss, BTG decided to re-launch the product on its own under the OXANDRIN tradename.  BTG commenced selling OXANDRIN in December 1995 to Gentiva Health Services (“Gentiva”) (formerly known as Olsten Health Services),  BTG’s exclusive distributor in the United States, for all indications under the FDA approval.  In May 2000, BTG signed an agreement with the Ross Products Division of Abbott Laboratories to co-market OXANDRIN in the long-term care market in the United States.  In November 2001, the FDA approved a higher dosage form of OXANDRIN that BTG expects to introduce in mid 2002; the current OXANDRIN product is a 2.5 mg tablet.

Since our launch of OXANDRIN in December 1995, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss.  In order to increase market awareness and acceptance of OXANDRIN for the treatment of other disease-related weight loss conditions, BTG has been conducting controlled clinical trials and post-approval clinical studies to provide further clinical support for the use of OXANDRIN for such conditions.  To date BTG-sponsored clinical studies at leading institutions have been completed relating to: (i) the effect of OXANDRIN as an adjunct to promote weight gain and hasten the rate of skin regrowth and healing in burn patients and as an adjunct to promote weight gain and hasten healing of decubitus ulcers in malnourished patients; (ii) the use of OXANDRIN for the promotion of weight gain in patients suffering from weight loss due to chronic obstructive pulmonary disease; and (iii) the effect of OXANDRIN on the incidence of fat redistribution syndrome (lipodystrophy) in HIV–positive patients treated for weight loss.  Manuscripts summarizing the results of these studies have been published and others are planned for submission in the near future.  We are currently sponsoring clinical trials at leading institutions, including studies of: (i) OXANDRIN for the promotion of weight gain in malnourished cancer patients and (ii) OXANDRIN for the promotion of weight gain in the frail elderly population.

In January 1994, BTG obtained approval to market oxandrolone for pediatric growth disorders in Australia.  This is the first regulatory approval for the marketing of oxandrolone for pediatric growth disorders anywhere in the world.  BTG has granted CSL Limited (“CSL”) of Australia exclusive marketing rights for oxandrolone in Australia, New Zealand and the nearby South Pacific region.  CSL commenced sales of oxandrolone in Australia in February 1994 under the tradename LONAVAR®.

In August 1999, OXANDRIN was approved in Israel for the treatment of constitutional delay of growth and puberty.  BTG began sales of OXANDRIN in Israel during 2001 under the tradename LONAVAR®.

OXANDRIN is currently being marketed by IPEX MEDICAL AB on a “name patient basis” in Scandinavia.

BTG has been granted U.S. patents directed to the use of oxandrolone in the treatment of chronic obstructive pulmonary disease and in ameliorating muscle weakness/wasting in HIV-positive patients.  BTG has allowed patent applications awaiting issue and filed patent applications directed to other uses of OXANDRIN such as burns and skin ulcers that are pending in the United States and other countries.

BIO-TROPIN (human growth hormone)

Human growth hormone (“hGH”) is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation.  A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism.  We estimate that current annual worldwide sales of hGH for the treatment of growth hormone deficiency are approximately $1.5 billion, and that geographic distribution of worldwide sales is approximately 40% in Japan, 30% in North America and 25% in Europe, with the balance in other countries.

BTG’s scientists first produced hGH by recombinant DNA methods in the early 1980s.  Although the FDA approved BIO-TROPIN for marketing in the United States in May 1995, to date we have been unable to market BIO-TROPIN in the United States as a result of a seven-year Orphan Drug exclusivity period granted to a competitor, followed by extensive and continuing patent litigation with Genentech, Inc. (“Genentech”), which resulted in a preliminary injunction against BTG that currently precludes us from marketing BIO-TROPIN in the United States until July 2003, when the Genentech patent expires.  In September 1999 the FDA approved BTG’s supplemental application for a new expression system for biosynthesis of BIO-TROPIN that we believe does not infringe Genentech’s patent, although a patent issued to Novo Nordisk (“Novo”), which BTG is challenging, could preclude BTG from marketing in the United States hGH produced using this new expression system.  Our human growth hormone is currently being marketed by third parties in Japan and several European and Latin American countries and by us in Israel.  See “—Sales and Distribution” and “Item 3. Legal Proceedings.”

In April 1993, JCR Pharmaceuticals Co., Ltd. (“JCR”), BTG’s marketing partner in Japan, received regulatory approval for hGH for the treatment of short stature, and began marketing hGH in June 1993.  In December 2000, JCR received regulatory approval for the use of BTG’s hGH to treat Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are shorter than normal.  In January 1995, we granted JCR exclusive distribution rights in The People’s Republic of China for all hGH-related pharmaceutical indications.  In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”), relating to a marketing alliance for the marketing of hGH in Japan.  Under the terms of the agreement memorandum, JCR is supplying Sumitomo with BTG’s hGH and Sumitomo commenced distribution in Japan in January 1999, following termination of its agreement to distribute Pharmacia Upjohn Co., Ltd.’s recombinant human growth hormone, GenotropinTM, at the end of 1998.  Upon termination of Pharmacia Upjohn’s agreement with Sumitomo, Pharmacia Upjohn began to market Genotropin in Japan on its own.

In November 1992, BTG entered into an exclusive distribution agreement with the Ferring Group (“Ferring”) for the marketing of our human growth hormone for enhancing growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union.  Sales began during the fourth quarter of 1994, and our hGH is now approved in more than 15 countries in Ferring’s territory.

BTG received approval for hGH from the Israel Ministry of Health in April 1988 and began direct marketing in Israel under the BIO–TROPIN trademark in October 1988.  In July 1992, BIO-TROPIN was approved by the Israel Ministry of Health for the treatment of a second indication, Turner syndrome.  In July 1997, BIO-TROPIN was approved by the Israel Ministry of Health for the treatment of children suffering from renal insufficiency.

In September 1999, we granted Teva Pharmaceutical Industries Ltd. (“Teva”) exclusive marketing rights for hGH in the United States, effective July 2003, when Genentech’s patent that was the basis for the preliminary injunction precluding BTG from marketing BIO-TROPIN in the United States was scheduled to expire.  In March 2000, we amended our agreement with Teva to grant Teva exclusive marketing rights for hGH in the United States as of July 1, 2000.  We are currently engaged in litigation with Serono Laboratories, Inc., a member of The Ares-Serono Group (“Serono”), to determine whether the non-competition provisions of a co-promotion agreement relating to Serono’s human growth hormone product, SAIZEN®, prohibit BTG from supplying hGH to Teva for sale in the United States prior to April 30, 2002.  If Teva’s launch of hGH is enjoined before April 28, 2002 as a result of Serono’s dispute with BTG, then BTG’s royalty rate will be reduced to compensate Teva for the delay.  We expect Teva to begin marketing BIO-TROPIN in the United States in mid-2002.  See “—Sales and Distribution” and “Item 3.  Legal Proceedings.”

BTG’s human growth hormone is also being sold by third-party distributors in several countries in South America and the Far East.  In addition, regulatory approval to market BTG’s human growth hormone is pending in several Latin American countries, South Africa and several Pacific Rim countries.

Our human growth hormone product is currently being marketed by Ferring in Europe and JCR in Japan in conjunction with a needleless delivery device. We have licensed exclusive rights to a needleless delivery device in the United States for use with an authentic human growth hormone product.

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

Sales of BIOLON commenced in early 1993, and BIOLON is currently approved for sale in the United States and more than 30 other countries.  In June 1995, BIOLON was approved as a medical device by the European Union medical device certification body (“mdc”).  As a result, a CE mark granted to the product and appearing on the product box allows BTG’s partners to freely market BIOLON throughout Europe.  We licensed exclusive BIOLON distribution rights in the United States to Akorn, Inc. (“Akorn”) in March 1998.  Akorn launched BIOLON in the United States in conjunction with Allergan, Inc. in November 1998.  In November, 1999, Akorn signed a distribution agreement with Ciba Vision (“Ciba”) pursuant to which the product is being marketed under Ciba’s private label.  In the first quarter of 2000 we halted shipment to the U.S. pending FDA approval of a supplemental application relating to an upgrade in our manufacturing process to conform it to a higher standard of quality implemented by BTG.  We resumed shipments to the U.S. in the first quarter of 2001.  Shipments to the U.S. stopped in the fourth quarter of 2001 because the FDA has been unable to inspect the new manufacturing facility of our contract sterilizer for BIOLON due to the ongoing violence in Israel.  See “—Sales and Distribution” and “—Risk Factors—We are dependent on third-party suppliers.”

We have completed the development of a second-generation product, BIOLON PRIMETM, that has a higher viscosity than BIOLON and gives increased support inside the chamber of the eye during the surgical procedure.  This product was granted a CE mark in June 1997, and approval was received in Israel in February 1998.  The product was approved in Canada and Brazil in July 1999 and September 1999, respectively, and sales commenced in 2000.

DELATESTRYL (testosterone enanthate)

DELATESTRYL is BTG’s injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss. BTG acquired the approved New Drug Application (“NDA”) and trademark from Bristol-Myers Squibb Company (“BMS”).  We began the sale and distribution of DELATESTRYL in mid-1992.  BTG pays BMS royalties based on its sales of DELATESTRYL.  BMS contract manufactured DELATESTRYL for BTG until it closed its manufacturing facility in July 2001.  We have an inventory of Delatestryl that we believe will last two to four years, depending on demand.  We are currently in discussions with BMS regarding manufacture of DELATESTRYL at a BMS facility in Italy.  See “—Risk Factors—We are dependent on third-party suppliers.”

MIRCETTE (oral contraceptive dosing regimen)

BTG has acquired a patent to an oral contraceptive dosing regimen that is intended to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting experienced by many women who use conventional low-dose oral contraceptives.

Organon, Inc. (“Organon”), a subsidiary of AKZO Nobel N.V., has licensed BTG’s patented oral contraceptive dosing regimen and has developed a product using this regimen with the progestogen desogestrel.  Organon filed an NDA with the FDA in April 1997 and, following receipt of approval in April 1998, began to commercialize the product under the trademark MIRCETTE in the third quarter of 1998.  Our license agreement with Organon provides for milestone payments and royalties on sales.  Regulatory authorities in Germany and the United Kingdom have declined to approve Organon’s desogestrel product using the oral contraceptive regimen as a result of reported higher incidence of thromboembolic disease than competing levonorgestrel oral contraceptive regimens.

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of MIRCETTE.  Pursuant to its license agreement with Organon, BTG filed a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories.  In December 2001 the court granted Barr’s motion for summary judgment of non-infringement of BTG’s patent.  BTG has appealed this decision.

SILKIS (vitamin D derivative)

BTG has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives for topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain.  The British patent has also been extended to Singapore and Hong Kong.  In March 1996, we sublicensed exclusive rights under the patents in the United States to Galderma S.A. (“Galderma”).  Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States.  The licensee of BTG’s rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996.  We will receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued.  Although the product was approved in The Netherlands and Switzerland in 1995, Galderma elected to change the formulation prior to marketing. Galderma launched SILKIS in Brazil, Germany, Switzerland and The Netherlands in 2000, and it is currently being marketed throughout Europe and Latin America.  Galderma began a Phase II/III clinical trial in the United States in early 2002.

BIO-HEP-B (hepatitis-B vaccine)

BTG has genetically engineered a third generation vaccine against the hepatitis-B virus. Our BIO-HEP-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus.  Clinical trials in Israel, the Far East and Europe in adults, children and neonates have been completed and showed the vaccine to be safe and highly immunogenic.  We believe the high immunogenicity and initial faster rate of response of our BIO-HEP-B vaccine will provide us with a competitive advantage, particularly in the less developed countries where hepatitis-B is prevalent.  The first generation plasma-derived hepatitis-B vaccine is generally used in less developed countries.  We believe, however, that these countries desire an alternative to the plasma-derived vaccine because of fears of viral transmission.  In addition, many of these countries are pursuing hepatitis-B immunization programs for all newborns in an effort to decrease substantially the incidence of hepatitis-B.

BTG’s application for approval of its BIO-HEP-B vaccine, which was filed with the Israel Health Ministry in November 1996, was approved in February 2000.  This approval, together with a Certificate of Free Sale, has allowed BTG and its licensees to initiate the registration process in many countries worldwide.

We have licensed marketing rights to SciGen Pte Ltd, a Singapore company (“SciGen”), for the commercialization of BIO-HEP-B in certain Pacific Rim territories (excluding Japan) and certain other countries, including The Peoples Republic of China, Australia, New Zealand and India.  BTG and SciGen have completed clinical trials in several countries.  In December 1997, BTG granted SciGen a license to use the technical information provided by BTG to establish a manufacturing facility to produce BIO-HEP-B in India, China or Australia.

In February 1998, BTG entered into development and licensing agreements with respect to its BIO-HEP-B product with Berne Biotech AG (formerly Swiss Serum and Vaccine Institute Berne) for Western Europe, most of Latin America and various other countries.  Berne Biotech will purchase vaccine from BTG for distribution, and we will receive milestone payments from Berne Biotech, as well as royalties on sales of the vaccine.  Berne Biotech expects to file for regulatory approval in Europe by late 2002.

ARTHREASE

ARTHREASE is a fermentation-derived sodium hyaluronate composition developed by BTG for intra-articular injection into the knee to reduce osteoarthritic pain.  We conducted a clinical evaluation of ARTHREASE versus the market leader to examine the product’s efficacy in treating the pain of osteoarthritis. We completed the clinical trial in the second half of 2000 and European approval was obtained from the European Union medical device certification body (“mdc”) and a CE mark awarded in November 2000.

BTG licensed worldwide rights to ARTHREASE, other than for Israel and Japan, to DePuy Orthopaedics Inc., a Johnson and Johnson Company (“DePuy”).  DePuy commenced commercialization of the product in Europe in the second half of 2001 and filed for regulatory approval in the USA in May 2001. ARTHREASE is DePuy’s trademark, although in Israel BTG has the right to and has registered the mark ARTHREASE.

Insulin

Insulin is a polypeptide hormone essential for the control of blood glucose levels that is frequently administered to patients suffering from diabetes mellitus, a metabolic disorder characterized by hyperglycemia resulting from relative or absolute insulin deficiency.  Biosynthetic recombinant human insulin is currently manufactured by two processes: in E. coli (Eli Lilly and Company and Hoechst AG) or in yeast (Novo-Nordisk A/S).  BTG has developed a proprietary expression system and a purification process to produce efficiently recombinant human insulin in E. coli.  Patent applications relating to this process have been filed in many countries.  BTG’s insulin is identical to naturally occurring human insulin and does not differ from commercially-available insulins in terms of purity or biological activity.

In January 1999, we entered into a technology transfer and license agreement with Akzo Nobel’s wholly owned subsidiary, Diosynth b.v., for our recombinant human insulin.  The license grants Diosynth rights to the product in most countries of the world.  Under the terms of the agreement, BTG transferred its recombinant human insulin technology to Diosynth and Diosynth will manufacture the product in bulk form for the licensed territory.  Another Akzo Nobel subsidiary, Organon, may in certain instances finish the bulk and market it in finished form.  BTG will receive license fees linked to the achievement of certain milestones and royalties on all commercial sales of the product.

In January 1998, BTG entered into a licensing agreement with IBATECH Sp. z.o.o., a Polish corporation that subsequently merged with Bioton Sp. z.o.o (“Bioton”), covering the development, production and commercialization of BTG’s recombinant human insulin.  Under the agreement, Bioton and BTG have collaborated on the development of the know-how for large scale manufacturing of BTG’s recombinant human insulin for the insulin markets in Poland and several other East European countries.  BTG will receive certain milestone payments and royalties on sales of the product in the licensed territories.  Bioton began manufacturing and selling insulin in Poland in the second half of 2001 following receipt of Polish regulatory approval.

PROSAPTIDE

Prosaptide, a 14 amino acid peptide derived from the natural protein prosaposin, is being developed to treat neuropathic pain and peripheral neuropathy.  Both of these indications cause substantial disability in patients.  Neuropathic pain is associated with nerve injury and is a result of metabolic trauma (diabetes), physical trauma (phantom limb pain), infectious trauma (HIV, post-polio syndrome) or chemical trauma (chemotherapy).  Peripheral neuropathy is a common neurological disorder caused by damage to the peripheral nerves located in the arms, hands, legs and feet, and is the most prevalent complication of diabetes.  An estimated 3 million patients in the United States have peripheral neuropathy, including approximately 600,000 patients suffering moderate to severe pain associated with diabetic peripheral neuropathy and 300,000 patients suffering moderate to severe pain associated with HIV neuropathy.  Due to the fact that available treatment options for pain associated with peripheral neuropathy are often unsatisfactory and frequently accompanied by unacceptable side effects, only approximately one-third of patients who are diagnosed and symptomatic are currently treated.  We believe that the annual worldwide market potential for PROSAPTIDE in the treatment of neuropathic pain may be in excess of $800 million.

A Phase II human clinical trial in Type I and Type II diabetes mellitus demonstrated that PROSAPTIDE effectively decreases pain associated with diabetic peripheral neuropathy without deleterious side effects.  BTG plans to initiate a Phase II(b) clinical trial of PROSAPTIDE in 2002 in patients with HIV-associated peripheral neuropathy to supplement the findings of the previous clinical trial.  We decided to change the initial clinical indication for PROSAPTIDE after consultation with leading experts in peripheral nerve disease led us to conclude that the clinical development program for the HIV population could be less complex than for the diabetes population initially pursued.  In addition, pursuit of the HIV neuropathic pain indication provides us with the opportunity to collaborate with the Neurologic AIDS Research Consortium, a group that views the need for a safe and effective thereapy for HIV neuropathic pain as a key priority.

In addition, in a series of animal studies, PROSAPTIDE was shown to not only alleviate peripheral neuropathic pain but also to reverse the underlying neuropathy, thereby inducing neuronal regeneration and preventing neuronal death. The data from these studies strongly suggest that if these findings are replicated in human clinical trials, there may well be additional potential for PROSAPTIDE in the treatment of peripheral neuropathy, over and above its demonstrated ability to decrease neuropathic pain.  No approved drugs are available to prevent or reverse the neuropathy itself.  We hold various United States patents relating to PROSAPTIDE and patent applications are pending in many countries.

BTG acquired PROSAPTIDE in March 2001 through the acquisition of Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, BTG paid Myelos stockholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of our common stock).  An additional future payment of $30 million is contingent upon BTG being in position to file an NDA for FDA approval of PROSAPTIDE in the treatment of neuropathic pain.  The acquisition agreement provides for a final payment of 15% of worldwide net sales of PROSAPTIDE in the third year of commercialization.  These payments will be made in shares of our common stock, although we have the right to elect to make a portion of these payments in cash.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Myelos Corporation.”

OXSODROL (human superoxide dismutase)

BTG has developed a process for manufacturing a fully active analog of human copper/zinc superoxide dismutase (“SOD”), which neutralizes oxygen free-radicals.  Many premature babies are deficient in naturally occurring SOD, and the high concentrations of oxygen that premature babies require are believed to be involved in generating excess oxygen free-radicals in the lungs, causing permanent lung injury at the cellular level.  BTG’s Phase III clinical efficacy and safety trial related to the use of SOD to prevent bronchopulmonary dysplasia (“BPD”), a chronic lung disease that develops following treatment with oxygen and mechanical ventilation of premature infants who experience respiratory distress, revealed no reduction in the combined incidence of BPD and death at 28 days in neonates treated with OXSODROL.  However, preliminary data from earlier Phase I investigations suggested a delayed protective effect in neonates treated with OXSODROL.  As a result, BTG, in consultation with the FDA, continued the trial as a Phase II study with preservation of blinded treatment assignments.  The incidence of pulmonary and neurologic complications in the placebo and OXSODROL-treated groups was assessed at one year corrected postnatal age.  This follow-up study revealed a reduction in the incidence of reactive airways (i.e., asthma) in the OXSODROL-treated babies.  BTG is in the process of finalizing plans for additional clinical trials focused on prevention of chronic respiratory morbidity, or lung injury, in premature babies and is currently in the late stage of discussions with the FDA regarding this indication. The additional Phase IIb trial is expected to begin in the second half of 2002.

In January 1995, we licensed OXSODROL to JCR for the treatment of BPD in Japan and, in August 1997, we licensed worldwide distribution rights (excluding the United States, Canada, Israel and Japan) for OXSODROL for the treatment of bronchopulmonary dysplasia and other respiratory indications to Ares Trading S.A., a member of The Ares-Serono Group.  Although BTG has elected to discontinue pursuing the BPD indication and to focus on the chronic respiratory morbidity indication, JCR has expressed an interest in continuing with the BPD indication.  In August 2000, Serono elected not to continue its participation in the development of OXSODROL.

In December 2001, we entered into a cross-license agreement with Chiron Corporation (“Chiron”) to settle two patent interference actions and patent opposition proceedings between Chiron and us.  As a result of the cross-license agreement, Chiron’s patents are no longer a barrier to the commercialization of our human copper zinc SOD product in the United States.  However, the existence of the cross-license agreement does not necessarily assure our ability to commercialize OXSODROL.  See “Item 3. Legal Proceedings.”

PURICASE

Gout occurs when uric acid accumulates in the joints.  The disease causes severe pain and disability and creates a risk of kidney failure, which may lead to life-threatening complications. Current treatments for gout and related conditions are sometimes ineffective because of side effects or lack of efficacy of approved medications.  PEG-uricase is a chemically modified enzyme of mammalian origin that converts uric acid to a more soluble and readily excreted product.  The PEG-modified enzyme has a much longer circulating lifetime and is less likely to induce immune reactions than the unmodified enzyme.  Therefore, the PEG-uricase enzyme should effectively and efficiently eliminate excess uric acid from the body of individuals who cannot otherwise excrete excess uric acid.

In August 1998 BTG licensed exclusive worldwide rights from Duke University Medical Center (“Duke”) of North Carolina and Mountain View Pharmaceuticals, Inc. (“MVP”) to technology relating to polyethylene glycol (“PEG”) conjugates of uricase (urate oxidase).  Duke has developed recombinant uricases and, together with MVP, has developed PEG conjugates of uricases to make them safer and longer acting.  MVP has transferred its PEG technology to BTG, and we will produce PEG conjugates of uricase, undertake clinical trials and commercialize the product.  In February 2001 we received Orphan Drug designation for the use of this product in the treatment of gout patients for whom conventional therapy is contraindicated or has been ineffective.

We filed an IND with the FDA in November 2001 and the Phase I clinical trial started in February 2002 at Duke University Medical Center.

FIBRIMAGE (thrombus-imaging agent)

FIBRIMAGE (formerly called Imagex) is a novel agent for the detection of thrombi and blood clots in patients suffering from deep vein thrombosis or pulmonary embolism.  Deep vein thrombosis, which results from the development of thrombi, causes a reduction in the venous blood flow.  Pulmonary embolism is the dislodgement of a piece of thrombus and its relocation via the circulatory system to the lungs.  FIBRIMAGE consists of a genetically-engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag.  Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. BTG holds various patents covering FIBRIMAGE in the United States, in 14 European jurisdictions derived from its European patent, and in Australia, Finland, Hong Kong, Hungary, Japan, Korea, New Zealand, Norway and Russia.  In August 1994, we licensed worldwide rights to the polypeptide to Merck Frosst Canada Inc. (“Merck Frosst”) for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism.  Merck Frosst filed an application for an Investigational New Drug (“IND”) with the Canadian Bureau of Biologics in April 1996.  In September 1997 DRAXIS Health Inc. (“Draxis”) acquired the radio-pharmaceutical division of Merck Frosst and all rights to FIBRIMAGE.  Draxis successfully completed a Phase I study of FIBRIMAGE in Canada in December 1997, and a Phase II study in 1999.  In February 2000, Draxis initiated a Phase III efficacy study in Canada.  Filing for approval in Canada is expected in the second half of 2002.

BTG - 271

BTG is developing BTG-271, based on a human antibody fragment, as a first line therapy during remission and as a second line therapy to treat relapsed and refractory acute myeloid leukemia (“AML”) patients.  It may be linked to a chemical conjugate or a cytotoxic agent.  Currently, treatment practice for newly diagnosed AML patients is uniform and highly effective at induction of remission.  However, significant unmet medical need exists for therapies that prolong remission and are effective for refractory and relapsed patients. BTG-271 is being developed in response to their needs.  BTG expects to commence toxicology studies in

2003.  BTG will require patent licenses from several companies in order to commercialize BTG-271.  BTG is currently in advanced discussions with one licensor, and has begun preliminary discussions with several other companies.  We cannot assure you that we will able to obtain these licenses on reasonable terms or at all.  If we are not able to obtain these licenses, we will not be able to commercialize BTG-271.

In addition to AML cells, BTG-271 binding was demonstrated in B cell related malignancies, including multiple myeloma (“MM”), indicating its potential clinical utility in other indications such as other sub-types of leukemia and metastatic tumors.  In addition to its therapeutic potential in AML and MM, Y1 might also be used as a diagnostic agent prior to patient treatment, since 80% of AML patients are Y1 reactive.

BIOGENERICATM

Pursuant to a strategic relationship entered into with Teva Pharmaceutical Industries Ltd., BTG is currently pursuing the development of two recombinant human therapeutic proteins chosen by Teva that are currently marketed worldwide by other biotech companies and which are approaching the end of their patent protection.  Teva will distribute and market the products.  See “—Sales and Distribution.”

Sales and Distribution

We market our products primarily on a direct basis in the United States and Israel and grant exclusive marketing or distribution rights to third parties for sales in most other countries. BTG has granted Teva exclusive marketing rights to its hGH in the United States, which Teva will market as Tev-TropinTM .  Our sales and marketing team in the United States, which we established in the second half of 1995, consisted of 50 people at February 1, 2002. With respect to sales outside the United States, BTG’s current distribution arrangements include exclusive relationships with JCR for the sale of BIO-TROPIN in Japan and The People’s Republic of China, with Ferring for the sale of BIO-TROPIN in Europe and the former Soviet Union, with several other companies, covering approximately 35 countries, for the sale of BIO-TROPIN, approximately 20 companies, covering more than 35 countries, for the sale of BIOLON, Galderma for the sale of SILKIS worldwide, and DePuy for the sale of ARTHREASE in all countries worldwide other than Israel and Japan.

In substantially all of BTG’s product distribution agreements, BTG grants exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements.  Pursuant to these agreements, BTG generally supplies product at a price equal to a percentage of the distributor’s net sales price, subject to a minimum price.  Regulatory approvals are obtained either by BTG or by its distributors, depending on the product, the territory and the terms of the commercial agreement. BTG is generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third-party patents.  See “—Risk Factors—We are dependent on third-party licensees.”

BTG has an agreement with Gentiva, a provider of home health care services and products for chronic and acute care, to serve as BTG’s exclusive wholesale distributor of BTG’s OXANDRIN and DELATESTRYL products in the United States.  Sales of OXANDRIN in 1999, 2000 and 2001 were primarily to Gentiva.  See “—Risk Factors—We are dependent on OXANDRIN sales.”  In May 2000 BTG signed an agreement with the Ross Products Division of Abbott Laboratories to co-market OXANDRIN in the United States for the long-term care market.  Ross has the right to terminate the agreement at any time upon six months notice.  If Ross elects to terminate the agreement, our OXANDRIN sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.

In September 1999, we entered into a Development and Distribution Agreement pursuant to which we granted Teva exclusive distribution rights in the United States for our hGH product effective July 1, 2003 (subsequently amended to July 1, 2000) and exclusive worldwide distribution rights for up to three generic biologic pharmaceutical products chosen by Teva, although to date Teva has elected to pursue only two products.  Under the agreement, BTG is responsible for conducting all development work on the biologic products and manufacturing the product.  Teva will distribute and market the products once regulatory approvals have been obtained.  Upon execution of the agreement a $10 million payment became due to BTG and was received in March 2000.  BTG received a milestone payment of $2,500,000 in 2000 and will receive up to an additional $5,000,000 in milestone payments and a royalty based on Teva’s net sales of product.

In 1988 and 1995, respectively, we granted exclusive distribution rights in Japan and The Peoples Republic of China to JCR for all hGH-related pharmaceutical indications.  BTG sells bulk product to JCR at a fixed price.  BTG is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of any infringement of third-party patents.  A substantial portion of our hGH sales has been to JCR. Our agreement with JCR expires in April 2003.  We have begun discussions with JCR to renew this agreement, although we cannot assure you that we will be able to do so on reasonable terms or at all.  If we cannot renew our agreement with JCR, our sales of human growth hormone will be adversely affected.  See “Item 3. Legal Proceedings.”

In November 1992, we entered into an exclusive distribution agreement with Ferring for marketing of our human growth hormone for the enhancement of growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union.  BIO-TROPIN is now available in 17 countries in Ferring’s territory.  BTG sells finished product to Ferring and receives a percentage of Ferring’s net sales.  Ferring has the right to purchase bulk product from BTG and formulate, vial and package the product.  BTG is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of any infringement of third-party patents.

BTG has concluded agreements for the commercialization and distribution of BIOLON with several companies covering most countries in Europe and Latin America and several countries in Africa, Asia and the Far East.  These agreements provide for license fees and/or royalties and most require minimum guaranteed purchases in the first years after registration and commencement of commercialization.

In June 2000 BTG granted DePuy exclusive marketing rights to ARTHREASE in all countries worldwide except Japan and Israel.  Clinical efforts, where required, and applications for regulatory approvals will be undertaken by DePuy in the licensed territory except in Europe, where BTG conducted a Phase III safety and efficacy study of the product.  BTG will receive royalties on sales of the product by DePuy.

In June 1999 BTG terminated its May 1998 co-promotion agreement with Serono Laboratories, Inc., a member of Serono, pursuant to which BTG undertook to promote in the United States through Gentiva Serono’s recombinant human growth hormone, SAIZEN® (somatropin [r-DNA origin] for injection) for the treatment of children with growth failure due to inadequate levels of growth hormone.  Serono has disputed BTG’s right to terminate the agreement and is asserting that BTG cannot, by virtue of a non-competition clause, sell hGH in the United States before April 30, 2002.  BTG believes that to the extent the non-competition clause is applicable, it expired in June 2000 and in any case does not apply to sales of our hGH by Teva.  BTG has filed a declaratory judgment action in state court in New Jersey seeking to have the court confirm BTG’s positions with respect to the agreement and the non-competition clause.  See “Item 3.  Legal Proceedings”.

Research and Development

We conduct research on potential products for which we have retained future rights for our own account and on behalf of our partners for which we receive certain current payments and, if successful, future payments in the form of royalties or manufacturing rights.  At February 1, 2002, our research and development organization comprised 104 scientists, associates and related personnel with expertise in molecular biology, cell biology and protein chemistry.  These individuals have received various undergraduate and advanced degrees at prestigious universities throughout the world. Twenty six hold Ph.D. or M.D. degrees, and several have completed post–doctoral studies under the direction of internationally renowned scientists in the area of biotechnology.

BTG applies to the Chief Scientist of the State of Israel (the “Chief Scientist”) annually for research and development funding for its various projects for the coming year.  The projects and amount funded each year are within the sole discretion of the Chief Scientist.  There can be no assurance that BTG will be able to continue to secure additional funds from the Chief Scientist at the same levels or at all.  BTG is obligated to pay royalties to the Chief Scientist for products resulting from research and development partially funded by the Chief Scientist.  These royalties range from 3% to 5% on commercial sales, if any, of these products if produced in Israel, up to the amount so funded, and 4% to 6% of commercial sales, if any, if these products are produced outside Israel, up to 120% to 300% of the amount so funded.  During 1996, BTG completed payment of its entire obligation for royalties to the Chief Scientist for funding of its human growth hormone development.

Manufacturing and Supply Agreements

We currently operate a Good Manufacturing Practices-certified facility in Israel for production of our bulk human growth hormone, BIOLON, BIO-HEP-B, OXSODROL, ARTHREASE and insulin products, as well as the genetically-engineered portion of the FIBRIMAGE product.  We also operate a modern filling suite for our BIOLON and ARTHREASE syringes, which has undergone inspection and was approved by European and U.S. regulatory authorities.  Based on these inspections, European Device Approval (CE Mark) and, in the case of BIOLON, FDA approval were granted.

Although a substantial portion of the hGH supplied by BTG to its distributors is in bulk form, BTG also provides distributors with fully packaged product.  For these distributors, BTG’s bulk human growth hormone is formulated, filled and packed in vials in Germany by Dr. Madaus GmbH, our subcontractor for manufacturing the packaged product.  In addition, sterilization of the BIOLON syringe is performed by Mediplast Israel Ltd., our subcontractor for these purposes.  We believe that we operate our facilities under, and are in compliance in all material respects with, current FDA good laboratory and manufacturing practices.

In April 1999, BTG purchased an existing building located approximately 12 miles south of its current facility in Israel.  Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and qualification activities have been commenced and are expected to be completed in the second half of 2002.  The new facility is designed to allow us to meet all current regulatory requirements and our currently foreseeable manufacturing capacity needs.  Products we intend to manufacture at this facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  As a result of the current violence in Israel, the FDA has suspended inspections of manufacturing facilities in Israel.  We do not currently intend to transfer our manufacturing activities to this facility until it has been inspected and approved by the FDA.

Our OXANDRIN product is currently being manufactured for us by Searle, which originally developed the product.  Our agreement with Searle provides that Searle will produce and exclusively sell OXANDRIN to BTG.  The agreement requires that BTG purchase from Searle at least 50% of its OXANDRIN bulk requirements from Searle.  The agreement currently expires in April 2003, subject to earlier termination under certain circumstances, and is automatically renewed for successive two year periods unless terminated by either party.  The agreement provides that Searle will not produce OXANDRIN for any other entity prior to April 2006.

In addition to a long term exclusive supply agreement with Searle, BTG has an alternative exclusive agreement with Societa Prodotti Antibiotici S.p.A. (“SPA”) covering, if necessary, the supply of oxandrolone to BTG through at least the year 2003, contingent on SPA obtaining certain regulatory approvals.  To date SPA has been unable to gain such approvals.  As a result, in February 1999, we entered into a supply agreement with Gedeon-Richter Ltd. (“GRL”) pursuant to which GRL will supply oxandrolone to BTG on an exclusive basis provided certain annual minimum purchase requirements are met.  Should Searle for any reason be unable to supply OXANDRIN to BTG prior to GRL obtaining the necessary regulatory approvals, BTG’s business, results of operations and financial condition could be materially adversely affected.  GRL has advised us that it believes that it will obtain the necessary approvals by the end of 2002.  See “—Risk Factors—We are dependent on third-party suppliers” and “Item 3.  Legal Proceedings.”

BMS contract manufactured DELATESTRYL for BTG until it closed its manufacturing facility in July 2001.  We have an inventory of DELATESTRYL that we believe will last two to four years, depending on demand.  We are currently in discussions with BMS regarding manufacture of DELATESTRYL at a BMS facility in Italy.  If we cannot establish and obtain FDA approval of a new DELATESTRYL manufacturing relationship on a timely basis, our ability to satisfy demand for DELATESTRYL will be adversely affected. We cannot assure you that we will be able to establish and obtain FDA approval of a new DELATESTRYL manufacturing relationship on a timely basis or at all.  See “—Risk Factors—We are dependent on third-party suppliers.”

In February 1995, BTG-Israel was awarded ISO 9002 certification by the Standards Institution of Israel (“SII”).  The certification was issued with respect to the manufacture, packaging and dispatch of BTG’s pharmaceutical products for human use.  ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization (“ISO”) based in Geneva, Switzerland.  It is equivalent to the European Community Standard EN 29002.  SII is a member of an international organization, the International Quality Certification Network (“IQNet”) that encompasses quality certification institutes worldwide in a mutual recognition agreement.  Receipt of the ISO 9002 certification was a significant milestone in the process of obtaining the BIOLON CE mark. In August 1997, SII awarded BTG-Israel ISO 14001 certification for its Environmental Management System.  The ISO 14000 series of standards, dealing with the environment and its protection, are important from both a regulatory and commercial point of view.

Governmental Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our products and our ongoing research and development activities.  BTG’s policy is to conduct its research and development activities in compliance with current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, and with comparable guidelines in Israel and other countries where we may be conducting clinical trials or other developmental activities.  See “—Risk Factors—We are subject to stringent governmental regulation.”

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States.  In the United States, these procedures include pre–clinical studies, the filing of an Investigational New Drug Application (“IND”), human clinical trials and approval of an NDA.  European countries generally follow the same procedures.  The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products (“CPMP”) designed to reduce the administrative burden of processing applications for new pharmaceutical products.  Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate.  These processes are likely to take a number of years and often involve substantial expenditures.  There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained.  In addition, certain environmental and consumer groups are generally opposed to genetically engineered products, although their opposition is primarily in the agricultural field.  There can be no assurance that opposition from such groups will not adversely affect the FDA approval process with respect to our biotechnology products.

In addition to the foregoing, BTG’s present and future business may be subject to regulation under the United States Atomic Energy Act, Drug Enforcement Agency, Clean Air Act, Clean Water Act, Occupational Safety and Health Act, National Environmental Policy Act, Toxic Substances Control Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act and similar state and foreign statutes, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

Patents and Proprietary Rights

Our scientific staff and consultants are actively working in various areas of biotechnology to develop techniques, microorganisms, processes and products to achieve BTG’s commercial aims.  BTG protects its intellectual property rights in this work by a variety of means, including filing patent and trademark applications in the United States, Europe and other major industrialized countries.  BTG also relies upon design registrations, trade secrets and improvements, unpatented proprietary know–how and continuing technological innovation to develop and maintain its competitive position.  See “—Risk Factors—We depend upon proprietary technology, which may be difficult to protect.”

As of February 1, 2002, BTG was maintaining worldwide approximately 523 issued patents either owned or exclusively licensed by BTG, including 69 patents issued in the United States, 19 patents issued by the European Patent Office (“EPO”), which in turn resulted in the issuance of 223 national patents in Europe, and 21 patents issued in Israel.  Additionally, approximately 204 patent applications owned or exclusively licensed by BTG are pending in various countries.  There can be no assurance that any of the patent applications assigned or licensed to BTG will result in issued patents, or that issued patents will not be circumvented or invalidated.  We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights.  Such litigation may consume substantial amounts of our resources.  See “—Risk Factors—We depend upon proprietary technology, which may be difficult to protect” and “Item 3.  Legal Proceedings.”

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to BTG and, in some cases, related to products and processes being developed by BTG.  We cannot presently assess the effect, if any, that these patents may have on our operations.  The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on our business or would force us to obtain licenses from others is currently unknown.  See “—Risk Factors—We depend upon proprietary technology, which may be difficult to protect.”

To date, BTG has been, or currently is, party to several legal and administrative proceedings relating to its technologies, products and patents and the patents of others.  See “Item 3.  Legal Proceedings.”

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

The State of Israel supports and encourages research and development in the field of high technology, as well as manufacturing for export through programs that provide for research and development funding, export financing, tax benefits and capital investment incentives.  BTG’s research and development activities in Israel through BTG-Israel enable us to take advantage of these programs.  There can be no assurance, however, that such programs will continue.

Operations in Israel

BTG’s primary research and development and production activities are conducted in Israel and are affected by economic, military and political conditions there and in the Middle East in general.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel.  Any major hostilities involving Israel could adversely affect our research, development and production operations, which would harm our business.  We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse affect on us or our business and on our share price.  Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.  In addition, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip.  During the course of military operations, Israel’s military reserves, which include a number of our employees and executives, may be called up.  To date, we have been able to continue our research and development and production activities during periods of military mobilization, although there can be no assurance that such activities could be continued in the event of future hostilities.  See “—Risk Factors—Our business may be adversely affected by developments in Israel.”

As a result of the current violence in Israel, the FDA has suspended inspections of manufacturing facilities in Israel.  Products we intend to manufacture at our newly constructed manufacturing facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  We do not currently intend to transfer our manufacturing activities to our newly constructed manufacturing facility until the FDA has inspected and approved the new facility.  Continued suspension of these activities by the FDA will delay the commencement of manufacturing at our new facility, which could adversely affect our business.  The suspension of FDA inspections has delayed inspection of the contract sterilizer utilized by BTG for its BIOLON product, which has required us to stop shipping BIOLON to the United States until the facility is inspected or BTG qualifies a new contract sterilizer.  BTG is now in the process of securing alternate arrangements to prevent potential interruption of manufacturing activities.

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

The principal parameters influencing competition are the efficacy of products and their production processes, the patent protection available for such products, the timing of commercialization vis-a-vis competitors’ products and price.  BTG’s competitive position in the industry varies on a product–by–product and country–by–country basis depending upon the efficacy of BTG’s products as compared to competing products, the scope of patent protection in each country for BTG’s products as compared to competing products, whether BTG’s product is the first such product to be commercialized and, where there are a number of similar products, the price of BTG’s product as compared to its competitors’ products, and the relative strength of BTG’s partner in the territory.

Many of our current competitors have significantly greater financial and organizational resources than us.  Since technological developments are expected to continue at a rapid pace in the biotechnology industry, the successful development of BTG’s products will be dependent upon its ability to maintain a competitive position with respect to its technology.  See “—Risk Factors—We operate in a highly competitive market and our competitors may develop alternative technologies and products.”

We are currently seeking to expand our operations and product pipeline through the acquisition of businesses, products and/or technologies.  We face significant competition for acquisitions, which could adversely affect our ability to expand our operations and product pipeline.  See “—Risk Factors—We are seeking to expand through acquisition, which entails risks.”

Employees

As of February 1, 2002, we had 378 employees, most of whom are engaged in research, development, manufacturing, quality assurance and marketing and sales activities, including 41 who hold Ph.D. or M.D. degrees.  In addition, we have consulting arrangements with scientists at various institutions and universities in the United States and Israel.

BTG’s ability to develop marketable products and to establish and maintain its competitive position in light of technological developments will depend, in part, on its ability to attract and retain qualified scientific, marketing and management personnel.  Competition for such personnel is intense.

None of BTG’s employees is represented by a labor union and BTG has experienced no work stoppages.  We believe our relations with our employees are good and we have experienced a low turnover rate among our employees.

RISK FACTORS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements regarding BTG’s expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as “anticipate,” “believe,”

“estimate,” “expect,” “intend,” “plan” and other similar expressions are forward-looking statements.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and the biopharmaceutical industry, and involve known and unknown risks, uncertainties and other factors that may cause BTG’s results, levels of activity, performance or achievements to be materially different from the results, levels of activity, performance or achievements expressed or implied in or contemplated by these forward-looking statements.  Accordingly, stockholders must recognize that BTG’s actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below.  Stockholders should not place undue reliance on these forward-looking statements.

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

We are dependent on OXANDRIN sales.

Sales of OXANDRIN in 1999, 2000 and 2001 amounted to approximately $24.9 million, $32.2 million and $47.2 million, respectively, representing 40%, 52% and 54%, respectively, of BTG’s total product sales in those periods.  Quarterly fluctuations in sales of OXANDRIN can have a significant impact on our quarterly results of operations.  Quarterly sales of OXANDRIN in 1999, 2000 and 2001 are set forth in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
1999	$6,733	$6,839	$6,108	$5,255	$24,935
2000	5,009	6,403	10,889	9,886	32,187
2001	16,692	17,887	4,575	7,996	47,150

Our sales of OXANDRIN consist of sales to Gentiva Health Services, Inc. (“Gentiva”), our wholesale and retail distributor of OXANDRIN in the United States, and the Ross Products Division of Abbott Laboratories.  The decrease in OXANDRIN sales in the second half of 1999 was due to the OXANDRIN inventory reduction that Gentiva began in April 1999 as a result of a slowing in the rate of increase in OXANDRIN prescriptions.  The increase in OXANDRIN sales in each of the last three quarters of 2000 was due to Gentiva’s completion, in May 2000, of this OXANDRIN inventory reduction.  The increase in OXANDRIN sales during the first half of 2001 was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Gentiva following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Gentiva.

Upon completion of its inventory reduction in May 2000, Gentiva began to purchase, on a monthly basis, an amount of OXANDRIN equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in OXANDRIN purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of OXANDRIN into the long-term care market, Gentiva’s purchases of OXANDRIN in the second quarter were higher than the levels of its sales of OXANDRIN to wholesalers in that period.  As a result, Gentiva’s inventory of OXANDRIN increased beyond the desired level.  Accordingly, BTG and Gentiva amended their distribution arrangement effective August 2001 to provide for reduced purchases of OXANDRIN until Gentiva’s inventory was reduced to desired levels and thereafter to ensure that sales of OXANDRIN by BTG to Gentiva more accurately reflected end-user demand.  As a result, sales of OXANDRIN in the second half of 2001 were $22.0 million lower than in the first half of 2001 and $8.2 million lower than in the second half of 2000.

Gentiva’s reduction in OXANDRIN inventory adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in 1999 and 2000.  Reductions in wholesaler purchases of OXANDRIN from Gentiva in the second, third and fourth quarters of 2001 and significantly reduced purchases of OXANDRIN by Gentiva in the second half of 2001 adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), BTG’s sales to Gentiva and Ross will fluctuate from quarter to quarter.  There can be no assurance that Gentiva will not determine to further reduce its OXANDRIN inventory levels.

Since BTG’s launch of OXANDRIN in December 1995 through December 2000, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss.  However, the rate of growth in the AIDS-related weight loss market has slowed substantially, and there can be no assurance that it will continue to grow in the future.  Our inability to continue to increase our sales in the AIDS-related weight loss market or to expand into other markets could have a material adverse effect on our business.  OXANDRIN sales experienced rapid growth in December 2000 and the first half of 2001 in large part as a result of the commencement by the Ross Products Division of Abbott Laboratories of the marketing of OXANDRIN for the treatment of involuntary weight loss in the long-term care market.  Although OXANDRIN prescriptions increased 26.5% in 2001 compared to 2000, prescriptions in the second half of 2001, although 19.4% higher than in the second half of 2000, were 0.6% below prescriptions in the first half of 2001.  In addition, to date the average prescription written for the long-term care market involves a lower dose of OXANDRIN than the average prescription written for the AIDS market.  Ross has the right to terminate our OXANDRIN co-marketing agreement at any time upon six months notice.  It Ross elects to terminate the agreement, our OXANDRIN sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  There can be no assurance that demand for OXANDRIN will continue to increase.

OXANDRIN is facing increasing competition from other products, including human growth hormone, and there can be no assurance that sales of OXANDRIN will continue to increase.  A substantial number of users of OXANDRIN are patients with AIDS and as more successful treatments for this disease, such as protease inhibitors, are developed, the need to use OXANDRIN by these patients may be reduced.  Although BTG is working to expand the use of OXANDRIN to treat other conditions covered by the product’s current FDA approval, such as the treatment of involuntary weight loss associated with burns, non-healing wounds, chronic obstructive pulmonary disease and cancer, there can be no assurance that BTG will be successful in its efforts.  Additionally, there are no patents covering the use of OXANDRIN and there can be no assurance that others will not introduce an oxandrolone product.

We are dependent on third-party suppliers.

BTG is dependent on third parties for the manufacture of OXANDRIN and DELATESTRYL and the filling and vialing of its BIO-TROPIN product.  Although BTG is a party to an exclusive supply arrangement with Searle, covering the supply of OXANDRIN to BTG through 2003, and a supply agreement with GRL, there can be no assurance that Searle will continue, or that GRL will be able, to provide BTG with sufficient supplies of OXANDRIN to satisfy its future needs.  BMS ceased manufacturing DELATESTRYL for BTG in July 2001 when it closed the manufacturing facility where it produced DELATESTRYL.  BTG has an inventory of DELATESTRYL which it believes will be adequate to satisfy demand for DELATESTRYL until BTG can establish and obtain FDA approval of a new manufacturing relationship.  However, if we cannot establish and obtain FDA approval of a new DELATESTRYL manufacturing relationship on a timely basis, or demand for DELATESTRYL exceeds our expectations, our ability to satisfy demand for DELATESTRYL will be adversely affected.  We cannot assure you that we will be able to establish and obtain FDA approval of a new DELATESTRYL manufacturing relationship on a timely basis or at all.  In addition, BTG is dependent on Dr. Madaus GmbH (“Dr. Madaus”) to fill and vial our BIO-TROPIN product.

Third–party suppliers may encounter difficulties in achieving quality control and quality assurance, and also may experience shortages in qualified personnel, and therefore may not be able to meet our production schedules.  Switching suppliers may be difficult because the number of potential manufacturers is limited.  A shutdown in any of the manufacturing facilities utilized by BTG’s suppliers due to technical, regulatory or other problems, resulting in an interruption in supply of products, could significantly delay the manufacture of one or more of our products, which could have an adverse impact on our financial results.  The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations.  The current FDA Good Manufacturing Practices are extensive regulations governing the manufacturing process, stability testing, record-keeping and quality standards.  We do not have control over, other than by contract, third-party manufacturers’ compliance with these regulations and standards.  Because the suppliers of key components and materials must be named in an NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required.  In the event of any interruption in supply from Searle, GRL or Dr. Madaus due to regulatory reasons, processing problems, capacity constraints or other causes, alternative manufacturing arrangements may not be available on a timely basis, if at all.  Any failure of Searle, GRL or Dr. Madaus to fulfill its obligations to BTG could have a material adverse effect on our business, results of operations and financial condition.  See “—Manufacturing and Supply Agreements.”

We currently utilize a contract sterilizer located in Israel in connection with the manufacture of our BIOLON product.  The contract sterilizer has moved its operations to a new manufacturing facility which must be inspected by the FDA.  However, as a result of the current violence in Israel, the FDA has suspended inspections of manufacturing facilities in Israel.  The FDA’s delay in inspecting this facility has required us to stop shipping BIOLON to the United States until the facility is inspected or we qualify an alternative contract sterilizer.  We cannot assure you that the facility will be inspected in the near term, or that we can qualify an alternative contract sterilizer on reasonable terms in a timely manner or at all.

We are dependent on third-party licensees.

BTG is dependent on third-party licensees to distribute its products outside the United States and Israel and to distribute certain of its products in the United States.  These arrangements typically provide our licensees with certain rights to manufacture and market specified products developed using our proprietary technology, subject to an obligation to pay royalties to us based on any future product sales or to purchase product from us, and require the licensee to conduct required clinical trials and obtain any necessary regulatory approvals.  The success of these arrangements depends on each licensee’s own financial, competitive, marketing and strategic considerations, which include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others.  Furthermore, the amounts of any payments to be received by BTG under its license agreements from sales of product by licensees will be dependent on the extent to which its licensees devote resources to the development and commercialization of the products. Although we believe our licensees have an economic motivation to commercialize their products, we have no effective control over the licensees’ commercialization efforts.

BTG may from time to time seek to collaborate with larger pharmaceutical companies on the research, development and commercialization of certain products.  In trying to attract corporate partners to collaborate in the research, development and commercialization process, BTG faces serious competition from other biopharmaceutical companies and the in-house research and development staffs of the larger pharmaceutical companies.  If BTG is unable to enter into arrangements with corporate partners, its ability to proceed with the research, development and commercialization of its products may be severely limited.  Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to enter into collaborations with BTG’s competitors for products addressing the same medical conditions addressed by BTG’s products.  Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on BTG’s product candidates or terminate its collaborative arrangement with BTG in order to focus on these other prospects.

We depend upon proprietary technology, which may be difficult to protect.

BTG’s success will depend, in part, on its ability to obtain patent protection for its technology (including use of its products), preserve trade secrets and operate without infringing the proprietary rights of third parties.  The patent positions of pharmaceutical and biopharmaceutical companies are highly uncertain and involve complex legal and factual questions.  Patent disputes are frequent and costly, can delay or preclude the commercialization of products and could subject BTG to significant liabilities to third parties.  Many biopharmaceutical companies have employed intellectual property litigation as a way to gain a competitive advantage.

BTG has developed patentable technology and proprietary know-how and has acquired from various universities and institutions certain basic technologies, as to which either patents have been issued or patent applications are pending.  There can be no assurance that patent applications will result in issued patents, that the claims allowed in such issued patents will be sufficiently broad to protect our proprietary rights or that patents will not be challenged, circumvented or invalidated or that rights granted pursuant to such patents will provide competitive advantages to BTG.  Because patent applications are maintained in secrecy for a period of time after filing, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology.  BTG also relies on trade secrets, proprietary know-how and technological innovation that it seeks to protect with confidentiality agreements with its employees, consultants and licensees.  There can be no assurance that these agreements will not be breached, that BTG will have adequate remedies for any breach or that BTG’s trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

BTG’s commercial success will also depend in part on our not infringing patents or proprietary rights of third parties.  A number of companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that relate to our business, and such entities may file applications for or be issued patents in the future with respect to technology potentially necessary or useful to BTG.  Some of these technologies, applications or patents may conflict with BTG’s technologies and existing or future patents, if any, or patent applications.  Such conflict could limit the scope of patents that BTG has obtained or may obtain in the future or result in patent applications failing to issue as patents.  In addition, if third parties obtain patents which cover our activities, there can be no assurance that BTG would be able to license such patents on reasonable terms, or at all, or be able to license or develop alternative technology on a timely basis, or at all.  As more patents are issued to third parties, the risk that BTG’s products and activities may give rise to claims that they infringe the patents of others increases.  In addition, the presence of patents or other proprietary rights belonging to other parties may lead to the termination of research and development of a particular product.

BTG has in the past been, is currently and may in the future be involved in litigation and administrative hearings to determine the validity and scope of its and others’ patents and proprietary rights. Such litigation and administrative proceedings have to date required, and may in the future require, a significant commitment of our resources.  Any such commitment may divert resources from other areas of BTG’s business.  See “Item 3.  Legal Proceedings.”

The successful development of pharmaceutical products is costly and highly uncertain.

A substantial portion of our annual operating budget is spent on research, development and clinical activities.  We are currently developing several products that may never reach clinical trials, achieve success in the clinic, be submitted for approval, be approved for manufacturing or marketing or achieve commercial success.  Further, we rely on third parties to assist in various stages of the development process.  These third parties may be unable to complete their work in a timely fashion or in a manner that is satisfactory to us.  Should they be unable to meet our needs, our product development process would be delayed and we may have to incur substantial additional costs.

Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond BTG’s control.  Products that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, but not limited to:

•       they may be found to be ineffective or to have harmful side effects in pre-clinical or clinical testing;

•       they may fail to receive necessary regulatory approvals;

•       they may turn out to be uneconomical because of manufacturing costs or other factors; or

•       they may be precluded from commercialization by the proprietary rights of others or by competing products for the same indication.

Success in pre-clinical and early clinical trials does not ensure that large-scale trials will be successful. Data obtained from pre-clinical and clinical trials are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.  Many biopharmaceutical companies, including BTG, have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in pre-clinical and early human testing.

BTG is currently seeking to expand its product pipeline through the acquisition of businesses, products and/or technologies.  The acquisitions that BTG is currently able to pursue in general involve products that are still in clinical trials and, therefore, face the risks discussed above.  To the extent BTG uses its cash resources, incurs debt and/or issues shares of its common stock in these acquisitions but the acquired product cannot be commercialized, BTG’s business and prospects could be adversely affected.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and is dependent upon a number of factors, many of which are outside our control, including the rate of patient enrollment.  Patient enrollment is a function of several factors, including the size of the patient population and the proximity of patients to clinical sites.  Delays in patient enrollment could result in increased costs and delays in completion of the clinical trials.  In addition, pre-clinical and clinical trials must meet regulatory and institutional requirements.

The principal factors affecting BTG’s research and development expenses include the number of and outcome of clinical trials currently being conducted by it and/or its collaborators, the number of products in development and later stage research and future levels of revenue.

We have limited manufacturing capacity.

The manufacture of BTG’s products involves a number of technical steps and requires meeting stringent quality control specifications imposed by governmental regulatory bodies and by BTG itself.  Further, such products can only be manufactured in facilities approved by the applicable regulatory authorities.  As a result, BTG may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at its facilities.  In the event of a natural disaster, equipment failure, strike, war or other difficulty, BTG may be unable to manufacture its products in a manner necessary to fulfill demand.  BTG’s inability to fulfill demand may permit its licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves.  Additionally, if BTG does not receive regulatory approval for its new facility, it would likely be unable to meet the anticipated increased demand for its products, which would have a material adverse effect on BTG’s business, results of operations and financial condition.  Any substantial delay in obtaining regulatory approval for its manufacturing processes and facilities could also have a material adverse effect on BTG.  As a result of the current violence in Israel, the FDA has suspended inspections of manufacturing facilities in Israel, which could delay FDA inspection of BTG’s new manufacturing facility and, therefore, use of such facility to manufacture products.

BTG is dependent on third parties to manufacture all or a portion of certain of its products.  See “—We are dependent on third-party suppliers.”

We have limited marketing capability and experience.

BTG established a sales and marketing force in the United States during the second half of 1995 to promote distribution of OXANDRIN and other BTG products in the United States.  With respect to territories outside the United States, BTG does not yet have an established sales force and relies on third parties to market its products.  There can be no assurance that our marketing strategy will be successful.  Turnover in our sales and marketing employees adversely affects our product sales, as it can take several months to find and train new sales and marketing employees.  Competition for experienced sales and marketing employees is intense, and we compete with companies with greater resources and larger product lines.  BTG’s ability to market its products successfully in the future will be dependent on a number of factors, many of which are not within its control.  See “—We are dependent on third-party licensees.”

We are seeking to expand through acquisitions, which entails risk.

BTG is currently seeking to expand its operations and product pipeline through the acquisition of businesses, products and/or technologies.  Expansion through acquisition involves several risks.  In order to consummate an acquisition, BTG may issue additional equity, which would dilute current stockholders’ percentage ownership and could dilute earnings per share, incur substantial debt and/or assume contingent liabilities.  BTG may not be able to successfully integrate any acquired business, product and/or technology without a significant expenditure of operating, financial and management resources, if at all.  In addition, acquired businesses may not at the time of acquisition be profitable, and acquired products may require substantial additional research and development and clinical trials before they can be commercialized, all of which could adversely affect BTG’s results of operations and financial position.  Potential products acquired at an early stage of development may fail to reach the market for numerous reasons, including those set forth above under “—The successful development of pharmaceutical products is costly and highly uncertain.”  To the extent we acquire technology that is not fully commercially developed and has no alternative future use at the time of acquisition, we will be required to write-off immediately the fair market value of such technology, which will adversely affect our results of operations.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

BTG’s revenues and expenses have in the past and may in the immediate future continue to display significant variations, which variations have in the past caused and would in the future cause our operating results to vary significantly from quarter to quarter and year to year.  These variations are due to a variety of factors, including:

•       the amount and timing of product sales,

•       the timing of the introduction of new products,

•       the timing and realization of milestone and other payments from licensees,

•       the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•       the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•     any charges related to acquisitions.

Because many of BTG’s expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect BTG’s earnings until revenues can be increased or expenses reduced.  For example, in 1999, the first five months of 2000 and the second half of 2001, BTG’s revenues and earnings were adversely affected by Gentiva’s decision to reduce the amount of OXANDRIN inventory it carried.  See “—We are dependent on OXANDRIN sales.”  Because of fluctuations in revenues and expenses, it is possible BTG’s operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of BTG common stock to decline.  We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to obtain any additional capital needed to operate and grow our business.

The development and commercialization of products requires a substantial amount of funds. In addition, we may require cash to acquire businesses, products and/or technologies.  Our cash requirements are currently satisfied primarily through product sales.  Historically, cash requirements were satisfied primarily through (i) product sales, (ii) funding of projects through collaborative research and development arrangements, (iii) contract fees, (iv) government of Israel funding of a portion of certain research and development projects, mainly through the office of its Chief Scientist, and (v) equity and debt financings.  There can be no assurance that these financing alternatives will be available in the future to satisfy our cash requirements.  We believe that our current cash resources, together with anticipated product sales and continued funding from the Chief Scientist at current levels, will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.

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

BTG is subject to stringent regulation with respect to product safety and efficacy by numerous governmental authorities in the United States and other countries.  Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use.  All of BTG’s products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use.  A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA.  As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA are substantial.  The approval process applicable to products of the type being developed by BTG usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures.  BTG and its licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses.  Before obtaining regulatory approval for the commercial sale of its products, BTG is required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target disease.  The timing of completion of clinical trials is dependent upon a number of factors, many of which are outside our control.  In addition, BTG and its partners may encounter delays or rejections based upon changes in the policies of regulatory authorities.

Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of BTG’s or its licensees’ products.  Failure to obtain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude BTG or its licensees from marketing their products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introduction by BTG and thereby have a material adverse effect on BTG’s results of operations, liquidity and financial condition.  Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of BTG’s products and its ongoing research and development activities.  The timing of regulatory approvals is not within our control. To date, the length of time required to obtain regulatory approval of genetically-engineered products has been significantly longer than expected, both for BTG and the biotechnology industry in general.  These delays have had and, if they continue, could have a material adverse effect on our results of operations and financial condition.  We believe that these delays have in the past negatively impacted our ability to attract funding and that, as a result, the terms of such financings have been less favorable to us than they might otherwise have been had BTG’s product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization.  As a result, BTG has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales; this will result in lower revenues than if BTG had commercialized the products on its own.

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

BTG’s ability to successfully commercialize human therapeutic products depends in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations.  Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available for BTG to maintain price levels sufficient for the realization of an appropriate return on its investment in product development.  Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for use of approved products for disease indications for which the FDA has not granted marketing approval.  If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our healthcare products, the market acceptance of these products would be adversely affected.  In addition, in recent years a number of federal and state healthcare reform proposals have been introduced to contain healthcare costs.  There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business.

Regulatory approval of prices is also required in most countries outside the United States.  In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell the product for more than a certain price in that country.  There can be no assurance that the establishment of a price in one European country will not have the practical effect of requiring our marketing partners to sell the product in other European countries at no higher than such price.  Because BTG generally supplies product to its marketing partners for a specified percentage of net sales, there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on our investment in our products or even cover our manufacturing costs for such product.

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

Our products must compete with others to gain market acceptance and market share.  An important factor will be the timing of market introduction of competitive products.  Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.  Significant competitive factors include:

•       capabilities of our collaborators,

•       product efficacy and safety,

•       timing and scope of regulatory approval,

•       product availability,

•       marketing and sale capabilities,

•       reimbursement coverage from insurance companies and others,

•       the amount of clinical benefit of our product candidates relative to their cost,

•       the method of administering a product,

•       price, and

•       patent protection.

Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do.  Our competitors’ achievement of any of these goals could have a material adverse effect on our business.  These companies also compete with BTG to attract qualified personnel and to attract third parties for acquisitions, joint ventures or other collaborations.

We may be unable to obtain and retain skilled personnel.

We are dependent upon the efforts of our officers, scientists and other employees.  The loss of certain of these key employees could materially and adversely affect our business.  Our business is dependent upon our ability to attract and retain qualified research and managerial personnel.  There is a great deal of competition for the limited number of scientists with expertise in the area of BTG’s operations.   We do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees.  We cannot assure you that we will be successful in hiring or retaining the personnel we require for continued growth.  Our failure to hire and retain such personnel could materially adversely affect our business.

Our business may be adversely affected by developments in Israel.

BTG’s primary research, development and production activities are at this time conducted in Israel by its wholly-owned subsidiary BTG-Israel and can be affected by economic, military and political conditions in that country and in the Middle East in general.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel.  Any major hostilities involving Israel could adversely affect our research, development and production operations, which would harm our business.  We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse affect on us or our business and on our share price.  Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.  In addition, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip.  During the course of military operations, Israel’s military reserves, which include a number of our employees and executives, may be called up, which could adversely affect our ability to conduct our business.

As a result of the current violence in Israel, the FDA has suspended inspections of manufacturing facilities in Israel.  Products we intend to manufacture at our newly constructed manufacturing facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  We do not currently intend to transfer our manufacturing activities to our newly constructed manufacturing facility until the FDA has inspected and approved the new facility.  Continued suspension of these activities by the FDA will delay the commencement of manufacturing at our new facility, which could adversely affect our business.  The suspension of FDA inspections has delayed inspection of the contract sterilizer utilized by BTG for its BIOLON product, which has required us to stop shipping BIOLON to the United States until the facility is inspected or BTG qualifies a new contract sterilizer.

BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities.  The cost of BTG’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The rate of inflation (as measured by the consumer price index in Israel) was approximately 1% in 1999, while the Shekel was devalued by less than 1%.  In 2000 there was no change in the consumer price index and the Shekel’s value in relation to the U.S. dollar increased by approximately 3%.  In 2001 the inflation rate was approximately 1% while the Shekel was devalued by 9%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollar terms in 1999 and 2000.  However, in 2001, for those expenses this resulted in corresponding decreases in these costs in U.S. dollar terms.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

We may incur substantial product liability.

The testing and marketing of BTG’s products entail an inherent risk of product liability and associated adverse publicity.  Pharmaceutical product liability exposure could be extremely large and pose a material risk. Although BTG has so far been able to obtain indemnification from pharmaceutical companies commercializing its products, there can be no assurance that other such companies will agree in the future to indemnify BTG for other of BTG’s products or that such companies will, if obligated to do so, have adequate resources to fulfill their indemnity agreements. Further, to the extent BTG elects to test or market products independently, it will bear the risk of product liability directly.  BTG presently has $15,000,000 of product liability insurance coverage in place. There can be no assurance that we will be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all.  It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible.  Any successful product liability claim made against BTG could substantially reduce or eliminate any stockholders’ equity BTG may have and could have a significant adverse impact on BTG’s business.

Our stock price may be volatile.

The market prices for securities of biopharmaceutical companies, including BTG, have been volatile, and it is likely that the price of our common stock will fluctuate in the future.  Factors such as announcements of technological innovations or new commercial products by BTG or its competitors, announcements by BTG or its competitors of results in pre-clinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, period-to-period fluctuations in financial results and market conditions in general may have a significant impact on the market price of our common stock.  The stock market has also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies.  In the past, following periods of volatility in the market price of the securities of biopharmaceutical companies, securities class action litigation has often been instituted against these companies.  If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

In addition, the market price of our common stock could be adversely affected by future exercises of outstanding options and the issuance of common stock in acquisitions of businesses, products and/or technologies.  At December 31, 2001 options to purchase an aggregate of approximately 7,917,000 shares of common stock were outstanding.  A substantial portion of these options have exercise prices below the current market price of the common stock.  Additionally, all of the shares of common stock issuable upon exercise of these outstanding options have been registered under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction.  The sale of a significant amount of these shares at one time could adversely affect the market price of our common stock.  In addition, BTG may issue additional stock, warrants and/or options to raise capital or complete acquisitions in the future.  BTG may also issue additional securities in connection with its employee benefit plans.  During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the common stock.  The exercise of such options and warrants may have an adverse effect on the market value of the common stock.  The existence of such options and warrants may adversely affect the terms on which BTG can obtain additional equity financing.  To the extent the exercise prices of such options and warrants are less than the net tangible book value of the common stock at the time such options and warrants are exercised, BTG’s stockholders will experience an immediate dilution in the net tangible book value of their investment.  Further, the future sale of a substantial number of shares of common stock by existing stockholders and option holders may have an adverse impact on the market price of the common stock.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

Effecting a change of control of BTG could be difficult, which may discourage offers for shares of our common stock.

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent an attempt by a third party to acquire control of us.  These provisions include the requirements of Section 203 of the Delaware General Corporation Law.  In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third party that owns 15% or more of our common stock.  This provision does not apply if:

•       our Board of Directors approves of the transaction before the third party acquires 15% of our stock,

•       the third party acquires at least 85% of our stock at the time its ownership goes past the 15% level, or

•       our Board of Directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

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

EXECUTIVE OFFICERS OF THE COMPANY

Our current executive officers and key personnel are as follows:

Name	Age	Positions
Sim Fass	60	Chairman of the Board and Chief Executive Officer; President of BTG-Israel; Director

Norman Barton, M.D., Ph.D.	54	Senior Vice President-Chief Medical Officer

Zvi Ben-Hetz	57	Vice President-Operations and Logistics, BTG-Israel

Leah Berkovits	53	Vice President-Administration and Corporate Communications

John Bond	52	Senior Vice President-Finance and Treasurer

Lawrence Brown	43	Vice President-Business Development

Thomas Ekhardt Dr.sc.nat.	57	Vice President-Regulatory Affairs

Meir Fischer, Ph.D.	61	Vice President-Process Development, BTG-Israel

Donald Fishbein	47	Vice President-Marketing

Thomas Fogarty	39	Vice President-National Sales

Dov Kanner, Ph.D.	48	Senior Vice President; General Manager, BTG-Israel

Ernest Kelly, Ph.D.	52	Senior Vice President-Quality Assurance, Quality Control and Regulatory Affairs

Mark Kessler, Ph.D.	44	Vice President-Quality Assurance and Quality Control, BTG-Israel

Avigdor Levanon, Ph.D.	55	Vice President-Research, BTG-Israel

Rachel Perlman	51	Vice President-Human Resources, BTG-Israel

Robert Shaw	48	Senior Vice President-General Counsel and Secretary

Ronald Simko	51	Vice President-Manufacturing

Yehuda Sternlicht	47	Vice President-Finance, Chief Financial Officer

Bernard Tyrrell	47	Senior Vice President-Worldwide Marketing and Sales

Rivka Zaibel	48	Vice President-Regulatory Affairs, BTG-Israel

Yehuda Zelig	49	Vice President-Manufacturing, BTG-Israel

Sim Fass has served as Chief Executive Officer of BTG and President of BTG-Israel since May 1984 and as Chairman of the Board of Directors since March 1997.  He has also been a Director of BTG since August 1983.  Dr. Fass served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987, as President of BTG from May 1984 to May 1999 and Treasurer of BTG from August 1983 to June 2001.  From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter–Wallace, Inc., a company that manufactures health care-related products.  Prior to that, he held various positions at Pfizer Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceuticals, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and Group Marketing Manager of Pfizer Laboratories.  Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

Norman Barton, M.D., Ph.D. joined BTG in April 1996 in the newly created position of Vice President—Medical Affairs and was appointed Senior Vice President—Chief Medical Officer in March 1998. From 1985 until he joined BTG in 1996 Dr. Barton served as Chief of the Clinical Investigations and Therapeutics Section of the National Institute of Neurological Disorders and Stroke in Bethesda, Maryland. During that time, he was instrumental in the development and clinical investigation of macrophage-targeted glucocerebrosidase (CEREDASE™), the first enzyme replacement product for Gaucher disease, a genetic disorder of lipid metabolism.  Between 1978 and 1985, Dr. Barton held positions as a staff neurologist at The New York Hospital and the National Institute of Neurological Disorders and Stroke.  Dr. Barton is a board-certified neurologist and holds a Ph.D. in Biological Chemistry.

Zvi Ben-Hetz joined BTG-Israel in December 1980 as facility manager.  His work included the organization and construction of the manufacturing facility and logistics system of BTG in Israel.  Between 1986 and 1988, he headed the unit involved in the construction of the present facility in Israel.  In 1988, he was appointed Operations and Logistics Manager of BTG-Israel and in 1992 was appointed Vice President—Operations and Logistics of BTG-Israel.  From 1976 until he joined BTG-Israel, Mr. Ben-Hetz worked at the Volcani Institute, the National Institute for Agriculture Research in Israel, as a Junior Agricultural Engineer.

Leah Berkovits joined BTG in March 1985.  Since then, she has held a variety of positions including Manager, Administration, and Director, Corporate Communications.  In September 1999, she was promoted to Vice President—Administration and Corporate Communications.  From 1978 until she joined BTG in 1985, Ms. Berkovits was assistant to three successive Ambassadors who served in the capacity of Permanent Representative of Israel to the United Nations.

John Bond joined BTG in June 2001 as Senior Vice President—Finance and Treasurer.  From August 2000 until April 2001, Mr. Bond served as the Chief Financial Officer of Solution.com.  From 1999 until July 2000, Mr. Bond served as the Chief Financial Officer of Centeon/Aventis Behring LLC.  Prior to that Mr. Bond served in several senior finance positions at Rhone-Poulenc Rorer Inc., including Corporate Treasurer from 1996 to 1998, Vice President Finance, European Operations from 1993 to 1996 and Vice President Finance, Research and Development from 1992 to 1993.

Lawrence Brown joined BTG in October 1998 in the newly created position of Vice President—Business Development.  Prior to joining BTG, Mr. Brown was employed by Centocor, Inc. from April 1987 to October 1998 in several capacities, most recently as Director, Business Development.

Thomas Ekhardt, Dr.sc.nat joined BTG in May 2000 as Vice President—Regulatory Affairs.  Prior to joining BTG he was with Wyeth-Vaccines for 14 years in various research and development positions, most recently as Senior Director, Global Regulatory Affairs.  He obtained his doctorate degree in microbial genetics at the Swiss Institute for Advanced Technology in Zurich, Switzerland in 1974.  He spent twelve years in molecular genetics research in academia and industry.

Meir Fischer, Ph.D. was appointed to the newly-created position of Vice President—Process Development of BTG-Israel in January 1998.  Dr. Fischer joined BTG-Israel in 1981 as group leader, served as Assistant Director of the Molecular Biology Department from 1984 to 1988, and as Department Head from 1988 to 1994 in the Research Division, and Department Head of Process Development from 1994 to 1997 in the Division of Manufacturing and Process Development.  Dr. Fischer obtained his Ph.D. in Biochemical Genetics and Microbiology from Indiana University in 1974 and subsequently did post-doctoral research in the Department of Biochemistry of Duke University and at Burroughs Wellcome Company.

Donald Fishbein joined BTG as Director of Marketing in June 1995 and was appointed Vice President—Marketing in July 1998.  Prior to joining BTG, Mr. Fishbein spent four years as Director of Marketing Planning for Wyeth-Ayerst Laboratories.  Prior to Wyeth-Ayerst Laboratories, Mr. Fishbein spent four years with Genentech, three years with the McNeil Pharmaceuticals division of Johnson & Johnson and four years with SmithKline Beecham Clinical Laboratories in various marketing, strategic planning and market research positions.

Thomas Fogarty joined BTG in May 1996 as an Area Manager.  He became a Regional Manager in November 1997, Field Sales Director in May 2000 and National Sales Director in November 2001.  In January 2002, Mr. Fogarty was appointed as Vice President— National Sales.  Prior to joining BTG, he worked as a Medical Center Sales Representative specializing in critical care medicine with both Ohmeda and Winthrop Pharmaceuticals.

Dov Kanner, Ph.D. was appointed Senior Vice President of BTG and General Manager of BTG-Israel in January 2000.  Prior thereto, he served as Vice President—Quality Assurance and Regulatory Affairs of BTG-Israel from September 1994.  Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of

Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994.  He obtained his Ph.D. in microbiology from Rutgers University in 1980.

Ernest Kelly, Ph.D. joined BTG in February 1996 in the newly created position of Senior Vice President—Quality Assurance, Quality Control and Regulatory Affairs. Prior to joining BTG, he was Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer Inc. (“RPR”).  From 1979 to 1996, Dr. Kelly served in various positions at RPR in both research and development and industrial operation quality assurance.  Prior to joining RPR, he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions.  Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics at Temple University.

Mark Kessler, Ph.D. joined BTG-Israel in 1992 as a Senior Research Scientist. In 1995 Dr. Kessler became a Senior Quality Assurance Scientist and in 1996 was promoted to Department Head of Quality Control. In May 2000, he was promoted to Senior Director, Quality and in June 2001, he became Vice President, Quality. Dr. Kessler obtained his Ph.D. in Genetics from the Weizmann Institute of Science in 1987 and was a Post-Doctoral Research Fellow at Cold Spring Habor Laboratories from 1987 to 1992.

Avigdor Levanon, Ph.D. joined BTG-Israel in 1980 as group leader, served as Head of the Molecular Biology Department from 1983 to 1995 and as assistant to the Chief Scientist from 1995 to 1998.  In October 1998 Dr. Levanon was appointed to the newly created position of Vice President—Research of BTG-Israel.  Dr. Levanon obtained his Ph.D. in Medical Virology and Microbiology from The Tel-Aviv University Medical School in 1977 and subsequently did post-doctoral research at the Institute of Molecular Biology of Zurich University.

Rachel Perlman joined BTG-Israel in September 1982 as assistant to the Controller.  In 1994, she was appointed Senior Director of Human Resources for BTG-Israel, and in September 1999, was promoted to Vice President, Human Resources of BTG-Israel. Prior to joining BTG–Israel, Mrs. Perlman served as Patent Administrator in the Weizmann Institute from 1974 through 1982.

Robert Shaw joined BTG in April 1998 as Vice President—General Counsel and was appointed Senior Vice President—General Counsel in June 1999 and Secretary in March 2000.  Prior to joining BTG, Mr. Shaw was Vice President, Intellectual Property and Assistant Secretary at BASF Corporation.  From 1984 to 1989, he was Associate General Counsel at Hoechst-Celanese Corporation.  Between 1979 and 1984 he held Associate positions at the Fish & Neave and Synnestvedt & Lechner law firms.  Mr. Shaw has a J.D. from Washington University School of Law.  He is admitted to the Bar in New York, Pennsylvania and Missouri.

Ronald Simko joined BTG in August 1994 as Vice President—Manufacturing.  From 1977 to 1989, Mr. Simko worked in numerous manufacturing capacities at Schering–Plough Corporation managing the process validation organization as well as the sterile products and tablet production operations.  From 1989 to 1994, he was at Enzon, Inc., where he served as Senior Director, Manufacturing and Materials Management.

Yehuda Sternlicht joined BTG-Israel in July 1992 as financial manager and in January 1993 was appointed Chief Financial Officer of BTG.  In June 1995, he was appointed Vice President—Finance and Chief Financial Officer of BTG.  From 1988 until he joined BTG-Israel, he was financial manager of Bordeaux Textile Ltd., an Israeli company.  From 1985 to 1988, he served as controller of Laser Industries Ltd., an Israeli company listed on the American Stock Exchange.  Prior to that, he held various positions at Haft & Haft, one of the largest CPA firms in Israel.  From 1983 to 1985, he worked at Haft & Haft’s affiliate’s New York office. Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel.

Bernard Tyrrell joined BTG in March 2001 as Senior Vice President—Worldwide Marketing and Sales.  From June 1999 until he joined BTG, Mr. Tyrrell was Sector Head for Pharmaceuticals for The Hay Group, a consulting firm.  Mr. Tyrrell served as Director of Global Strategic Marketing for metabolic diseases at Johnson & Johnson from May 1998 to June 1999 and Vice President, Marketing and Sales at Oncor Inc. from September 1997 to May 1998.  Prior to joining Oncor, Mr. Tyrrell held various positions at Eli Lilly from 1977 to 1997, most recently as Director, Sales and Marketing, Oncology.  Mr. Tyrrell is a registered pharmacist and has an MBA from Bryant College.

Rivka Zaibel joined BTG-Israel in April 1988 as Administrative Assistant to the Head of the Manufacturing Division.  She was appointed Coordinator of Regulatory Affairs in 1994 and Manager of Regulatory Affairs in 1995.  Mrs. Zaibel was promoted to Director, Regulatory Affairs, BTG-Israel, in January of 1999, to Senior Director in May 2000 and to Vice President—Regulatory Affairs, BTG-Israel, in June 2001. Prior to joining BTG-Israel, Mrs. Zaibel held various administrative positions at The Middle East Steel Co.

from January 1979 to April 1988.  Prior to that Mrs. Zaibel served as Administrative Assistant to Deputy General Manager of the Israeli Ministry of Defense from July 1973 to December 1978.

Yehuda Zelig joined BTG-Israel in March 1983 as a research assistant.  In 1988 he was appointed Manager—Protein Purification of BTG-Israel, and from 1989 to 1994 he served as Manager of BTG-Israel’s Protein Purification Department.  In 1994 Mr. Zelig was appointed Head of the Manufacturing Department of BTG-Israel and in September 1995 he was appointed Director of Manufacturing of BTG-Israel.  In January 1998, Mr. Zelig was appointed Vice President—Manufacturing of BTG-Israel.

ITEM 2.                                     PROPERTY

BTG’s administrative offices are located in Iselin, New Jersey, where BTG has leased approximately 23,000 square feet of office space.  The lease has a base average annual rental expense of approximately $415,000 and expires in October 2003.  We are currently in the process of negotiating a lease for a new headquarters’ facility.  In addition, BTG leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities.  This lease expires in September 2003.  We also lease approximately 10,000 square feet of space in San Diego, California, where our recently acquired PROSAPTIDE research is being conducted.  This lease expires in October 2004.

BTG’s research, development and manufacturing facility is located in Rehovot, Israel, where BTG leases approximately 95,000 square feet at an annual rental of approximately $1,112,000.  This lease expires in December 2002.  Although we believe our space is suitable and adequate for our current activities, we determined that we will require a new, larger manufacturing facility in Israel within the next several years to meet anticipated increased demand for our products and increased regulatory requirements.  Accordingly, in April 1999 BTG purchased a building in Israel located approximately 12 miles south of its current facility for approximately $6.25 million.  Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and qualification activities have been commenced and are expected to be completed in the second half of 2002.  BTG will initially locate its production activities for FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility.  In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow us to locate our principal research and development activities adjacent to our new manufacturing facility as well as management and administrative activities.

ITEM 3.                                     LEGAL PROCEEDINGS

On December 1, 1994, Genentech filed a lawsuit against BTG in the United States District Court for the District of Delaware alleging that BTG’s importation of hGH produced according to its original expression system infringed two Genentech process patents.  In January 1995, BTG commenced an action against Genentech in the United States District Court for the Southern District of New York (the “U.S. District Court”) seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of certain Genentech patents.  The Delaware action was consolidated with the New York action, and in August 1995 the U.S. District Court granted a preliminary injunction prohibiting the commercial introduction in the United States of BTG’s hGH pending the outcome of the patent infringement action.  The U.S. Court of Appeals for the Federal Circuit (“CAFC”) rejected BTG’s appeal of the grant of the preliminary injunction, and the United States Supreme Court denied BTG’s petition for a writ of certiorari.

Two of the Genentech patents originally at issue have expired, and only a third patent of Genentech, expiring in July 2003, remains in issue.  The action in the U.S. District Court was tried in January 2000 and the U.S. District Court found that the remaining Genentech patent was invalid and vacated the preliminary injunction.  Following Genentech’s appeal, which was heard in December 2000, the CAFC reversed the District Court’s decision in September 2001, reinstated the preliminary injuction and remanded the issue of infringement to the District Court for further proceedings.  BTG petitioned the CAFC for a rehearing en banc, which was denied in December 2001.  BTG and Genentech have settled this dispute, and a modified injunction has been issued which precludes BTG from importing or selling in the United States its hGH product produced according to its original expression system during the remaining life of this Genentech patent; however, this should not preclude BTG from marketing hGH manufactured using a new expression system for which BTG obtained FDA approval in September 1999, subject to the outcome of the patent dispute with Novo Nordisk discussed below.  We cannot assure you that Genentech will not claim that our new expression system violates its patent that expires in 2003 and seek an injunction to prevent our using the new expression system to produce hGH for Teva.  See “Item 1.  Business—Products and Applications—BIO-TROPIN (human growth hormone).”

Three patent applications of Genentech in Israel, which cover general methods relating to genetically engineered products and to human growth hormone, have been allowed — two in 1983 and one in 1985.  BTG opposed the grant of all these patents.  Two of these patent applications expired during 1998 without ever being granted.  The third, which expired in June 2000, corresponds to the U.S. patent that was invalidated by the U.S. District Court in January 2000.  Procedurally, hearings before the Israel Registrar of Patents took place during 1999 regarding the third patent application and summations and replies were subsequently filed. BTG filed a motion in December 2001 requesting that the Registrar strike out Genentech’s patent application due to its expiration and rule that the matter should no longer be heard.  A decision is pending.  There can be no assurance that BTG will be successful in its opposition to the grant of this now expired patent application. If BTG is unsuccessful in its opposition in Israel the patent may be deemed effective and Genentech may sue for infringement.

In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR’s sale of BTG’s hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of BTG’s hGH in Japan. JCR and BTG have filed oppositions to five Genentech patent applications in Japan; oppositions with respect to four of these patent applications were denied but the fifth was successful, which resulted in that patent application being revoked during 1999.  We do not believe that we are infringing or have ever infringed any valid Genentech patent or patent application, but there can be no assurance that our hGH will not be found to infringe certain Genentech patents in Japan, the latest of which expired in July 2000, or any patents issued pursuant to pending patent applications, the latest of which expired in April 2001.  If BTG’s hGH is found to infringe certain Genentech patents in Japan, JCR and/or BTG may be obligated to pay damages with respect to sales made while the patents were in effect. Sales of hGH to JCR in 1999, 2000 and 2001 were approximately $10.5 million, $13.0 million and $16.3 million, respectively, representing 17%, 21% and 19%, respectively, of BTG’s total product sales in those periods and 58%, 63% and 68%, respectively, of BTG’s total hGH product sales in those periods.

In 1997 Novo was issued a US patent for a biosynthetic ripe human growth hormone free of contaminants from pituitary derived human growth hormone.  At BTG’s request, the United States Patent Office Board of Patent Appeals and Interferences (the “Patent Office”) in 2000 declared an interference to determine whether BTG, rather than Novo, should hold the patent for biosynthetic ripe human growth hormone on the basis that BTG scientists, not Novo scientists, were the first to invent.  The Patent Office has ruled in favor of Novo, and BTG intends to commence an action in federal court seeking a determination that BTG scientists were the first to invent.  Should BTG not be awarded priority, BTG could be precluded from marketing in the United States hGH produced using this new expression system.

During 1991, BTG received notification from the Patent Office of the declaration of an interference between an issued patent assigned to BTG covering a method for producing enzymatically active human copper/zinc SOD in bacteria and a pending application of Chiron Corporation (“Chiron”), which claims an earlier filing date.  Subsequent to the interference being declared, Chiron was issued a U.S. patent for the bacterially produced form of recombinant human copper/zinc SOD.  At BTG’s request, the Patent Office in 1998 declared a second interference to determine whether BTG rather than Chiron should hold the patent for the bacterially produced form of recombinant human copper/zinc SOD on the basis that BTG scientists, not Chiron scientists, invented the method for producing recombinant human copper/zinc SOD in bacteria.  The Patent Office determined in the first interference that Chiron’s claims were unpatentable but that Chiron had an earlier invention date and that BTG is not entitled to the claims of its existing US patent.  In the second interference the Patent Office found that Chiron has the earlier invention date and is entitled to keep its US patent and that BTG is not entitled to a patent.  In December 2001, BTG and Chiron entered into a cross-license agreement to resolve the interference actions in the Patent Office, as well as a patent opposition in Israel.  BTG believes that as a result of the cross-license agreement Chiron’s patents are no longer a barrier to the commercialization of BTG’s human copper zinc SOD product in the United States.  However, the existence of this cross-license does not necessarily assure BTG’s ability to commercialize its OXSODROL product.  See “Item 1.  Business—Products and Applications—OXSODROL (human superoxide dismutase).”

In September 1991, we received a letter from Biogen stating that it believed that our recombinant surface antigen of the hepatitis–B virus, which is an active ingredient of our BIO-HEP-B vaccine, or the intermediates for the process of making such antigen, falls within the claims of one or more of Biogen’s patents and/or patent applications.  We made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen’s hepatitis-B patents except those in Japan) requesting that BTG be granted a license to the Biogen patents; however, such efforts were not successful.  We obtained a compulsory license under Biogen’s Israeli patent to manufacture our BIO-HEP-B vaccine in Israel; however, this license expired, and the related litigation was terminated, following the expiration of Biogen’s Israeli patent.  We are now able to manufacture and sell BIO-HEP-B in Israel.  See “Item 1. Business — Products and Applications— BIO-HEP-B (hepatitis-B vaccine).”

We have been advised by SciGen, our BIO-HEP-B licensee in certain countries in the Far East, that in April 1993 Biogen initiated suit against SciGen in Singapore asserting that SciGen’s conduct of clinical trials in Singapore with respect to our hepatitis-B vaccine constitutes infringement of Biogen’s patent rights in Singapore and claiming rights in the data obtained by SciGen through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993. SciGen notified BTG that the application for the injunction was dismissed by the High Court in September 1994, but Biogen has not withdrawn its case against SciGen in Singapore.  Biogen’s Singapore patent rights are based on the registration of its corresponding U.K. patents, and the validity of patents in Singapore depends on the validity of the corresponding U.K. patents. Biogen’s broad U.K. patent was invalidated by the U.K. Court of Appeals in October 1994.  The House of Lords upheld this decision in October 1996, although Biogen had claims of a more limited scope allowed to the same patent.  Additionally, three claims of a narrower U.K. patent were upheld.  We believe that none of these claims will affect commercialization of our vaccine, although there can be no assurance of this.  We are aware of certain other patents that have been granted or are pending and which, if granted, may prevent us from selling our vaccine in the United States, Europe and certain other countries.  BTG’s failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the BIO-HEP-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires.  Our ability to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us.  We cannot presently assess the effect, if any, that these patents may have on our operations.  The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on BTG or would force BTG to obtain licenses from others is currently unknown.  See “Item 1.  Business—Risk Factors—We depend upon proprietary technology, which may be difficult to protect.”

In 1999, Solchem, a former affiliate and manufacturing arm of SPA, filed a declaratory judgment action against BTG in the United States District Court of New Jersey seeking a determination that it is not a party to BTG’s agreement with SPA, which binds affiliates of SPA, and therefore not bound by the non-compete and free to sell oxandrolone to Mutual Pharmaceutical, a generic drug manufacturer.  BTG counterclaimed against Solchem and Mutual, although the claims against Mutual were dismissed.  The litigation with Solchem and Mutual was settled in early 2002, with Solchem essentially agreeing to comply with the non-compete in SPA’s agreement with BTG, which expires October 29, 2003.

BTG is currently in a dispute with Serono Laboratories, Inc. (“Serono Labs”) relating to a 1998 co-promotion agreement pursuant to which BTG undertook to promote in the United States through Gentiva Serono Labs’ recombinant human growth hormone, SAIZEN, for the treatment of children with growth failure due to inadequate levels of growth hormone.  The agreement proved to be commercially infeasible and BTG terminated the agreement in June 1999. Serono is contesting BTG’s termination of that agreement in 1999 and asserting that a non-compete provision, which BTG maintains expired in mid-2000 and in any case should not apply to Teva, if it is applicable at all, should continue until April 30, 2002.  In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG’s position on these issues.  Serono Labs has commenced an action against BTG in Massachusetts to enforce the agreement.  The New Jersey court denied Serono Labs’ motion to dismiss the New Jersey action and enjoined Serono Labs from pursuing its action in Massachusetts.  The New Jersey court also denied BTG’s motion for summary judgment.  If Serono Labs prevails in the litigation, Teva could be precluded from distributing BTG’s hGH in the United States until after April 30, 2002.  In 1999 BTG accrued approximately $1,485,000 of commissions received by it from Gentiva in respect of SAIZEN, which BTG subsequently returned because Gentiva, which was unable to sell most of the product before it expired, returned the product to Serono.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval of a generic version of MIRCETTE.  Pursuant to its license agreement with Organon, BTG has commenced a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories.  In December 2001 the court granted Barr’s motion for summary judgment of non-

infringement of BTG’s patent.  BTG has appealed this decision.  If the patent is held not to be infringed, Organon may assert that it is no longer required to pay BTG royalties on the sale of MIRCETTE., and generic competition for MIRCETTE will likely impact sales of MIRCETTE and, therefore, royalties to BTG.

ITEM 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BTG’s common stock is quoted on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) National Market under the symbol BTGC.  The following table sets forth, for the periods indicated, the high and low sale prices per share of BTG’s common stock from January 1, 2000 through December 31, 2001 as reported by the Nasdaq National Market.

	High	Low
2000
First Quarter	$21.00	$13.00
Second Quarter	17.19	8.44
Third Quarter	14.06	7.44
Fourth Quarter	11.38	6.38

2001
First Quarter	$9.66	$5.96
Second Quarter	13.39	5.05
Third Quarter	12.86	5.50
Fourth Quarter	8.68	6.89

The number of stockholders of record of our common stock on March 13, 2002 was approximately 1,300.

We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6.                                     SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	1997	1998	1999	2000(1)	2001(2)
	(in thousands except per share data)
Statement of Operations Data:

Total revenues	$65,335	$76,855	$85,320	$84,944	$101,965
Total expenses	44,152	52,106	66,561	64,574	126,881
Income (loss) before cumulative effect of change in accounting principle	14,478	17,739	13,862	15,895	(30,287)
Cumulative effect of change in accounting principle	—	—	—	(8,178)	—
Net income (loss)	$14,478	$17,739	$13,862	$7,717	$(30,287)
Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.31	$0.37	$0.26	$0.29	$(0.53)
Cumulative effect of change in accounting principle	—	—	—	(0.15)	—
Net income (loss)	$0.31	$0.37	$0.26	$0.14	$(0.53)
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.28	$0.36	$0.26	$0.28	$(0.53)
Cumulative effect of change in accounting principle	—	—	—	(0.14)	—
Net income (loss)	$0.28	$0.36	$0.26	$0.14	$(0.53)
Weighted average shares outstanding:
Basic	46,767	48,184	52,348	54,320	57,230
Diluted	51,916	49,848	54,191	56,885	57,230

	As of December 31,
	1997	1998	1999	2000(1)	2001(2)
	(in thousands)
Balance Sheet Data:
Working capital	$68,271	$110,359	$119,456	$153,344	$138,778
Total assets	95,413	142,595	164,645	213,225	236,670
Long-term liabilities	3,975	3,818	4,333	24,593	24,125
Stockholders’ equity	82,858	122,977	141,884	159,353	162,863

(1)           Effective January 1, 2000, BTG adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000 and $1,156,000 was recognized as contract fee revenue in 2001.  The related revenues are now being recognized over the term of the related agreements.

(2)           In connection with our acquisition of Myelos and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,030,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill was being amortized over its expected useful life of five years, and had the effect of reducing reported expenses by $2,823,000 during 2001.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

The following table sets forth BTG’s pro forma results of operations as if SAB 101 had been in effect since January 1, 1997.  Because BTG adopted SAB 101 as of January 1, 2000, there is no difference between BTG’s actual and pro forma results of operations for the years ended December 31, 2000 and 2001.

	Year ended December 31,
	1997	1998	1999
	(in thousands except per share data)
Total revenues	$64,355	$76,210	$75,742
Total expenses	44,152	52,106	66,561
Net income	13,860	17,018	7,828
Earnings per common share:
Basic	$0.30	$0.35	$0.15
Diluted	$0.27	$0.34	$0.14
Weighted average shares outstanding:
Basic	46,767	48,184	52,348
Diluted	51,916	49,848	54,191

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Annual Report on Form 10-K concerning BTG’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by BTG and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.  See “Item 1.  Business—Risk Factors.”

Overview

We are engaged in the research, development, manufacture and marketing of biopharmaceutical products.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has developed a portfolio of therapeutic products, including nine products that have received regulatory approval for sale and are currently being marketed, four products that are in registration or clinical trials and several products that are in pre-clinical development.  We pursue the development of both products with broad markets as well as products with specialized niche markets where we can seek Orphan Drug designation and potential marketing exclusivity.

BTG was founded in 1980 to develop, manufacture and market novel therapeutic products.  BTG’s overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in Iselin, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of BTG’s genetically engineered products are primarily carried out through its wholly-owned subsidiary in Rehovot, Israel.

Effective January 1, 2000, BTG adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000 and $1,156,000 was recognized as contract fee revenue in 2001.  The related revenues are now being recognized over the term of the related agreements.

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

In no event will BTG be obligated to issue in aggregate to the Myelos shareholders more than 10,962,000 shares of BTG common stock.  Any amount of the contingent payments that cannot be paid in shares of BTG common stock shall instead be paid in shares of BTG’s preferred stock.  The preferred stock will be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the BTG common stock), with no mandatory redemption for a period of 20 years and one day from the March 19, 2001 closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of BTG common stock issued in the acquisition of $8.1172, representing the average closing price of BTG’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,030,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

BTG allocated values to the in-process research and development based on an independent valuation of the research and development project.  The value assigned to these assets was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value.  The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by BTG and its competitors.  The resulting net cash flows from such product are based on management’s estimates of cost of sales, operating expenses and income taxes from such product.  BTG believes that the assumptions used in the forecasts were reasonable at the time of the merger.  No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated.  For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product.

Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc. (“Omrix”), BTG loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship.  BTG determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis).  Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.  During the fourth quarter of 2001, BTG determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote-down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

2002 Outlook

We currently anticipate total 2002 revenues, excluding interest income, of at least $100 million.  Although we also anticipate growth in total product sales, we expect the growth in sales of OXANDRIN to be partially offset by a lower level of human growth hormone sales in 2002 as compared to 2001.  Due in part to industry-wide pricing pressures in Japan by the Japanese Health Ministry and JCR’s management of inventory levels, the level of sales of our human growth hormone to JCR for the Japanese market will be adversely affected, despite an increasing market share.  Based on wholesaler orders through February 2002, revenues from DELATESTRYL sales are currently anticipated to exceed those of 2001.  Royalty revenues may fall below their 2001 level due to potential generic competition for MIRCETTE.

In order to optimize the maturation of our proprietary pipeline products, we are committing significant additional resources to them in 2002.  Research and development expense is consequently expected to increase by approximately 40% compared to 2001.  Additionally, to fully maximize OXANDRIN’s potential and provide stimulus to its growth, marketing and sales expenses are expected to grow this year by approximately 20%.

Given this significant investment in our future growth, the increase in expenses is anticipated to outpace revenue growth and therefore we are expecting full year EPS to be below that of 2001 pro forma EPS and possibly below 2000 pro forma EPS.  Our 2002 EPS will depend in significant measure on the growth in OXANDRIN prescriptions and the sales achieved by both Ross and BTG.  In addition, acquisition activities could affect our 2002 EPS.  We expect our quarterly EPS in 2002 to vary based on the timing of product sales to customers and research and development and marketing expenses.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Actual results could differ materially from those estimates.  The items in our financial statements requiring significant estimates and judgments are as follows:

•      Investments.  We from time to time invest in nonmarketable equity securities for strategic purposes.  These investments are carried at cost.  We periodically monitor the liquidity progress and financing activities of these entities to determine if impairment write downs are required.  In 2001, we wrote-down our investment in Omrix by $3,000,000.

•      Write-off of in-process research and development acquired.  In connection with our acquisition of Myelos Corporation, we allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  We expensed this value as of the acquisition date because the technology was not fully commercially developed and had no alternative future uses.

•      Income taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.  We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, and at December 31, 2001, did not record a valuation allowance against our deferred tax asset.  If we determine in the future that we will not be able to realize all or part of our net deferred tax assets, adjustments will be charged to income in the period that we made such determination.

•      Bad debts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•      Litigation.  We are currently involved in certain legal proceedings referred to in the “Commitments and Contingencies” note in the Notes to Consolidated Financial Statements.  We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results.

                The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which begin on page 51 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

The following table sets forth for the fiscal periods indicated the percentage of our revenues represented by certain items reflected on our consolidated statements of operations.

	Year Ended December 31,
	1999	2000	2001
Revenues:
Product sales	73.1%	73.2%	85.4%
Contract fees	17.4	12.0	1.1
Royalties	2.1	3.7	3.7
Other revenues	2.0	2.3	2.2
Interest	5.4	8.8	7.6
Total revenues	100.0%	100.0%	100.0%
Expenses:
Research and development	24.8%	26.3%	25.1%
Cost of product sales	13.2	11.6	13.7
General and administrative	16.4	14.9	10.2
Marketing and sales	19.4	20.8	16.6
Commissions and royalties	3.8	2.2	1.9
Realized and unrealized loss on investment and other financing expense	0.4	0.2	12.2
Write-off of in-process research and development acquired	—	—	44.7
Total expenses	78.0	76.0	124.4

Income (loss) before income taxes	22.0	24.0	(24.4)
Income tax expense	5.7	5.3	5.3
Income (loss) before cumulative effect of change in accounting principle	16.3	18.7	(29.7)
Cumulative effect of change in accounting principle	—	9.6	—
Net income (loss)	16.3%	9.1%	(29.7%)

The following table sets forth for the fiscal periods indicated our statement of operations on a pro forma basis (i) as if SAB 101 had been in effect since January 1, 1999 and (ii) excluding in 2001 the effect of (a) the write-off of in-process research and development acquired resulting from the Myelos acquisition, (b) the benefit derived from the amortization of negative goodwill resulting from the Myelos acquisition, (c) the recognition of a capital loss of approximately $9 million on our short-term investments, which generated interest income considerably in excess of the capital loss, (d) the partial write-off of $3 million of the $5 million we invested in Omrix in 2001 as a permanent impairment, given current market conditions and the difficulty in assessing the value of a private company, and (e) the tax effect of the recognition of the capital loss and the partial write-off.  The table also sets forth for the fiscal periods indicated the pro forma percentage of revenues represented by these items.

	Year ended December 31,
	1999		2001
	(dollars in thousands)
Revenues:
Product sales	$62,332	82.3%	$87,106	85.4%
Contract fees	5,270	7.0	1,156	1.1
Royalties	1,761	2.3	3,817	3.7
Other revenues	1,746	2.3	2,195	2.2
Interest income	4,633	6.1	7,691	7.6
	75,742	100.0	101,965	100.0
Expenses:
Research and development	21,120	27.9	25,576	25.1
Cost of product sales	11,224	14.8	14,003	13.7
General and administrative	14,035	18.5	13,252	13.0
Marketing and sales	16,583	21.9	16,897	16.6
Commissions and royalties	3,221	4.3	1,975	1.9
Realized and unrealized loss on investment and other financing expense	378	0.5	170	0.2
	66,561	87.9	71,873	70.5

Income before income taxes	9,181	12.1	30,092	29.5
Income taxes	1,353	1.8	9,885	9.7
Net income	$7,828	10.3%	$20,207	19.8%

BTG has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which BTG may earn up–front contract fees, may receive funding for additional research (including funding from the Chief Scientist of the State of Israel (“Chief Scientist”)), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product.  We anticipate that product sales will constitute the majority of our revenues in the future.  Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for our products, new product introductions by BTG and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

The following table summarizes BTG’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Year ended December 31,
	1999	2000	2001
OXANDRIN	40%	52%	54%
BIO-TROPIN	29	33	27
BIOLON	14	10	10
DELATESTRYL	16	4	8
Other	1	1	1
Total	100%	100%	100%

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

Quarterly fluctuations in sales of OXANDRIN have had a significant impact on our quarterly results of operations.  Quarterly sales of OXANDRIN in 1999, 2000 and 2001 are set forth in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
1999	$6,733	$6,839	$6,108	$5,255	$24,935
2000	5,009	6,403	10,889	9,886	32,187
2001	16,692	17,887	4,575	7,996	47,150

Our sales of OXANDRIN consist of sales to Gentiva Health Services, Inc. (“Gentiva”), our wholesale and retail distributor of OXANDRIN in the United States, and the Ross Products Division of Abbott Laboratories.  The decrease in OXANDRIN sales in the second half of 1999 was due to the OXANDRIN inventory reduction that Gentiva began in April 1999 as a result of a slowing in the rate of increase in OXANDRIN prescriptions.  The increase in OXANDRIN sales in each of the last three quarters of 2000 was due to Gentiva’s completion, in May 2000, of this OXANDRIN inventory reduction.  The increase in OXANDRIN sales during the first half of 2001 was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Gentiva following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carries, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Gentiva.

Upon completion of its inventory reduction in May 2000, Gentiva began to purchase, on a monthly basis, an amount of OXANDRIN equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in OXANDRIN purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of OXANDRIN into the long-term care market, Gentiva’s purchases of OXANDRIN in the second quarter of 2001 were higher than the levels of its sales of OXANDRIN to wholesalers in that period. As a result, Gentiva’s inventory of OXANDRIN increased beyond the desired level.  Accordingly, BTG and Gentiva amended their distribution arrangement effective August 2001 to provide for reduced purchases of OXANDRIN until Gentiva’s inventory was reduced to desired levels and thereafter to ensure that sales of OXANDRIN by BTG to Gentiva more accurately reflected end-user demand.  As a result, sales of OXANDRIN in the second half of 2001 were $22,008,000 lower than in the first half of 2001 and $8,204,000 lower than in the second half of 2000.

Gentiva’s reduction in OXANDRIN inventory adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in 1999 and 2000.  Reductions in wholesaler purchases of OXANDRIN from Gentiva in the second, third and fourth quarters of 2001 and significantly reduced purchases of OXANDRIN by Gentiva in the second half of 2001 adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), BTG’s sales to Gentiva and Ross will fluctuate from quarter to quarter.  There can be no assurance that Gentiva will not determine to further reduce its OXANDRIN inventory levels.

The launch of OXANDRIN in late 2000 by Ross into the long-term sector for the treatment of patients with involuntary weight loss led to a 26.5% increase in prescriptions in 2001 compared to 2000.  However, prescriptions in the second half of 2001, although 19.4% higher than in the second half of 2000, were 0.6% below prescriptions in the first half of 2001, due, at least in part, to sales force changes in the long-term care sector.  The Ross long-term care field force contingent detailing physicians, nursing homes, assisted living facilities and geriatric hospitals was streamlined in the spring of 2001 in an effort to achieve greater efficiency. BTG believes this may have resulted in a reduction in the number of OXANDRIN calls and details being made.  BTG understands that corrective measures have been taken to increase the number of calls and details being made.  To date the average prescription written for the long-term care market involves a significantly lower dose of OXANDRIN than the average prescription written for the AIDS market.

The following table summarizes BTG’s United States and international product sales as a percentage of total product sales for the periods indicated:

	Year ended December 31,
	1999	2000	2001
Domestic	56%	56%	64%
Foreign	44	44	36%
Total	100%	100%	100%

Domestic sales as a percentage of total product sales has fluctuated due primarily to a reduction in purchases of OXANDRIN by BTG’s distributor in the U.S. from April 1999 through May 2000 and increased sales of OXANDRIN to BTG’s distributor in the U.S. in the second half of 2000 and the first half of 2001.

Comparison of Years Ended December 31, 2001, 2000 and 1999 Revenues.

Revenues in 2001 increased 20% to $101,965,000 from $84,944,000 in 2000, which represented a slight decrease from $85,320,000 in 1999. Product sales increased 40% in 2001 to $87,106,000 from $62,149,000 in 2000, which itself was a slight decrease from 1999 product sales of $62,332,000. The changes in revenues between 1999, 2000 and 2001 were primarily driven by changes in product sales, principally OXANDRIN, and contract fees.

Sales of OXANDRIN in 2001, 2000 and 1999 were approximately $47,150,000, $32,187,000, and $24,935,000, respectively, representing 54%, 52% and 40%, respectively, of BTG’s total product sales in those periods.  Sales of OXANDRIN to Gentiva in 2001, 2000 and 1999 were $36,465,000, $30,586,000 and $22,708,000, net, respectively, representing 77%, 95% and 91%, respectively, of BTG’s total sales of OXANDRIN.  In 2001 sales of OXANDRIN increased $14,963,000, or 46%, from 2000 sales.  Sales of OXANDRIN increased $23,167,000 in the first half of 2001, due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Gentiva following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carries, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Gentiva.  Sales of OXANDRIN in the second half of 2001 decreased $8,204,000 from the comparable period in 2000 due to Gentiva’s increased purchases of OXANDRIN in the second half of 2000 following completion of its inventory reduction and decreased purchases in the second half of 2001 to reduce inventory.  In 2000 sales of OXANDRIN increased $7,251,000, or 30%, as Gentiva completed the reduction in the amount of OXANDRIN inventory it carries in May 2000.  The decrease in sales to Gentiva in 1999 was partially offset by $2,228,000 of sales of OXANDRIN to third parties for distribution overseas.

Sales of hGH in 2001, 2000 and 1999 were approximately $23,862,000, $20,585,000 and $18,004,000, respectively, representing 27%, 33% and 29%, respectively, of BTG’s total product sales in those periods.  Sales of human growth hormone increased in 2001 by $3,277,000, or 16%, over 2000 sales.  Sales of human growth hormone increased in 2000 by $2,581,000, or 14%, over 1999 sales.  The increase in sales of hGH in 2001 and 2000 was mainly due to increased sales to JCR and Ferring.  Sales of hGH to JCR in 2001, 2000 and 1999 were approximately $16,292,000, $12,975,000 and $10,507,000, respectively, representing 19%, 21% and 17%, respectively, of BTG’s total product sales in those periods and 68%, 63% and 58%, respectively, of BTG’s total hGH sales in those periods.  Sales of hGH to the Ferring Group were approximately $5,889,000, $4,812,000 and $3,619,000 in 2001, 2000 and 1999, respectively, representing 7%, 8% and 6%, respectively, of BTG’s total product sales in those periods and 25%, 23% and 20%, respectively, of BTG’s total hGH sales in those periods.

Sales of Delatestryl and BioLon increased in 2001 by $2,110,000 and $4,671,000, or 34% and 181%, respectively, from 2000 levels.  In 2000 sales of DELATESTRYL and BIOLON decreased $7,523,000 and $2,443,000, or 74% and 29%, respectively, from 1999 levels.  We had no sales of DELATESTRYL in the second and third quarters of 2000.  DELATESTRYL sales increased substantially in 1999 when the FDA stopped the production of a competing injectable testosterone product used to treat men with hypogonadism (testosterone deficiency).  The decrease in sales of DELATESTRYL in 2000 relates to Gentiva’s election to reduce its DELATESTRYL inventory in anticipation of the FDA’s again permitting the production of the competing injectable testosterone product.  Increased sales of DELATESTRYL in 2001 resulted from the fact that the FDA has yet to approve production of this competing product.  The decrease in sales of BIOLON in 2000 was primarily the result of a halt in product shipments to the U.S. beginning in the first quarter of 2000 pending FDA approval of a supplemental application relating to an upgrade in BTG’s manufacturing process to conform it to a higher standard of quality implemented by BTG.  BTG resumed shipments to the U.S. in the first quarter of 2001, although shipments again stopped in the fourth quarter of 2001 as the FDA has not been able to inspect the new manufacturing facility of BTG’s contract sterilizer for BIOLON due to the violence in Israel.

For the year ended December 31, 2001 contract fees were $1,156,000, which represent contract fees received in prior periods but recognized in 2001 in accordance with SAB 101. For the years ended December 31, 2000 and 1999, contract fees, which consist of licensing and option to license fees, amounting to $10,229,000 and $14,848,000, or 12% and 17%, respectively, of total revenues, were earned from certain of BTG’s collaborative partners.  Of the contract fees earned in 2000, $5,000,000, or 49% of total contract fees, was earned in respect of ARTHREASE, $2,500,000, or 24% of total contract fees, was earned as a milestone payment under BTG’s strategic alliance with Teva focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for BTG’s hGH, and $1,475,000, or 14% of total contract fees, was earned in respect of the BIO-HEP-B vaccine.  Under SAB 101, contract fees in 2000 include $853,000 of contract fees paid in prior periods, or 8% of total contract fees.  Of the contract fees earned in 1999, $10,000,000, or 67% of total contract fees, was earned in respect of BTG’s strategic alliance with Teva, and $4,197,000, or 28% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis.  Approximately $10,114,000 of the contract fees earned in 1999 have been included in the cumulative effect of change in accounting principle.  On a pro forma basis as if SAB 101 had been in effect since January 1, 1999, contract fees in 1999 would have been $5,270,000, or 7% of total revenues.

Royalties in 2001, 2000 and 1999 consist mainly of net royalties in respect of the MIRCETTE product in the amount of $3,817,000, $3,139,000 and $1,761,000, respectively.

Other revenues consist primarily of funding from the Chief Scientist, which represented 100%, 81% and 89% of other revenues in the years ended December 31, 2001, 2000 and 1999, respectively.

Interest income was $7,691,000, $7,496,000 and $4,633,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  In 2001 interest income increased only slightly, as the total of cash, cash equivalents and short-term investments decreased $646,000 from December 31, 2000 to December 31, 2001. The decreased cash balances (including short-term investment) resulted mainly from the use of approximately $15,603,000, net to acquire Myelos, the use of approximately $22,098,000 to fund construction of the Company’s new manufacturing facility in 2001 and the use of $5,000,000 to purchase shares of Omrix, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of the Company’s new manufacturing facility in Israel. The increase in interest income in 2000 was derived primarily from an increase in cash balances resulting from option exercises and cash flow from operations in 2000.

Research and Development Expense.  Expenditures for research and development were $25,576,000, $22,360,000 and $21,120,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The increase in research and development expenditures in 2001 resulted mainly from the increase in research and development personnel and legal fees related to patent maintenance and patent interference proceedings, as well as the addition of research and development activities for PROSAPTIDE following the acquisition of Myelos.  The increase in research and development expenditures in 2000 was mainly due to the increase in research and development personnel and other expenses associated with these additional personnel, partially offset by a decreased level of grants by BTG for clinical studies.

Cost of Product Sales.  Cost of product sales was $14,003,000, $9,887,000 and $11,224,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  Cost of product sales as a percentage of product sales was 16%, 16% and 18% in 2001, 2000 and 1999, respectively.  Cost of product sales in 2001 increased in absolute terms as a result of increased product sales.  Cost of product sales in 2000 decreased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of OXANDRIN and decreased sales of DELATESTRYL and BIOLON.  OXANDRIN has a relatively low cost of manufacture as a percentage of product sales, while BIOLON has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and Administrative Expense.  General and administrative expense was $10,429,000, $12,685,000 and $14,035,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  The decrease in 2001 resulted from the amortization of $2,823,000 of negative goodwill resulting from the Myelos acquisition. On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for 2001 was $13,252,000, an increase of 5% from the comparable period in 2000. The increase in general and administrative expense (excluding the effect of the amortization of negative goodwill) was primarily due to increased compensation costs, partially offset by a decrease in legal fees (litigation) as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company’s declaratory judgment action against Genentech in respect of the Company’s human growth hormone product in the United States.  The decrease in 2000 resulted mainly from the fact that 1999 expenses include the write off of other assets relating to the development of ANDROTAB-SL, a sublingual testosterone product for the treatment of hypogonadism, as a result of our decision not to continue to pursue FDA approval of ANDROTAB-SL.

Marketing and Sales Expense.  Marketing and sales expense was $16,897,000, $17,614,000 and $16,583,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  These expenses primarily related to the sales and marketing force in the United States that BTG established principally in the second half of 1995 and during 1996 to promote distribution of OXANDRIN in the United States.  The decrease in marketing and sales expense in 2001 compared to last year derived mainly from decreased advertising, promotional and market research activities, partially offset by increased compensation costs.  The increase in 2000 was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of BTG’s product sales.

Commissions and Royalties.  Commissions and royalties were $1,975,000, $1,879,000 and $3,221,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  These expenses consist primarily of royalties to entities from which BTG licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1999 included $1,485,000, net of commissions received in respect of Serono’s sales of its human growth hormone to Gentiva, which commissions we subsequently refunded because Gentiva was unable to sell most of Serono’s human growth hormone product before it expired.

Realized and Unrealize Loss on Investment and Other Financing Expense.  In 2001 we recognized realized and unrealized capital losses of $9,231,000 on short-term investments that were liquidated in December 2001 and January 2002.  Since January 1, 1996, we earned in excess of $20,000,000 on these investments.  During the fourth quarter of 2001, we determined that the decline in the value of our investment in Omrix was other than temporary and, accordingly, wrote-down the value of this $5,000,000 investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

Write-off of In-Process Research and Development Acquired.  In 2001 BTG wrote-off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation.  In connection with the acquisition BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.

Income Taxes.  Provision for income taxes for the years ended December 31, 2001, 2000 and 1999 was $5,371,000, $4,475,000 and $4,897,000, respectively, representing approximately 32.8% (on a pro forma basis excluding the write-off of in-process research and development acquired and amortization of negative goodwill, which are not taken into account in computing income taxes), 22.0% and 26.1% of income before income taxes.  BTG’s consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that affect the tax rate.  In 2001 BTG recorded a provision for additional taxes as a result of a tax audit that BTG-Israel is currently undergoing covering the 1997 through 2000 tax years.

Earnings per Common Share.  BTG had approximately 2.9 million additional basic weighted average shares outstanding for the year ended December 31, 2001 as compared to the same period in 2000.  The increased number of basic shares was primarily the result of the issuance in 2001 of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001 diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.

On a pro-forma basis, excluding the write-off of in-process research and development acquired, amortization of negative goodwill, the realization of capital losses on short-term investments and the partial write-off of the Omrix investment, net income would have been $20,207,000, or $0.35 per share on both a basic and diluted share basis.  Diluted weighted average shares outstanding would have been 58,528,000, an increase of approximately 1.3 million shares from 2000, primarily as a result of the higher basic weighted average shares outstanding for 2001, partially offset by the fact that less outstanding options were considered common equivalents because their exercise price was above the average fair market value of the common stock for 2001, which average fair market value was lower than in the same period last year.

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

Liquidity and Capital Resources

Our working capital at December 31, 2001, was $138,778,000 as compared to $153,344,000 at December 31, 2000.  The decrease in working capital at December 31, 2001 was primarily due to a decrease in accounts receivable as BTG shortened the average terms of payment to its customers.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by BTG.  Net cash increased by $49,098,000, $7,650,000, and $9,272,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  The large increase in 2001 was primarily due to the sale of short-term investments.

Net cash provided by operating activities was $38,818,000, $16,646,000 and  $48,980,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  Net (loss) income was $(30,287,000), $7,717,000 and $13,862,000 in the same periods, respectively.  In 2001 we had net cash provided by operating activities despite the net loss, mainly due to the write-off of in-process research and development acquired of $45,600,000, a decrease in accounts receivable of $16,353,000, an unrealized loss on investments, net of $8,963,000, an increase in accounts payable of $5,128,000, depreciation and amortization of $2,708,000 and a realized loss on the sale of short-term investments, net of $1,735,000, partially offset by an increase in inventories of $4,260,000, an increase in deferred income tax of $3,269,000, amortization of negative goodwill of $2,823,000 and deferred revenues of $1,153,000.  In 2000 net cash provided by operating activities was greater than net income, mainly due to the cumulative effect of the accounting change resulting from the adoption of SAB 101 of $11,704,000 (net of income taxes) due to SAB 101 and depreciation and amortization of $2,861,000, partially offset by an increase in deferred income taxes, inventories and accounts receivable of $3,904,000, $1,256,000 and $944,000, respectively.

Net cash provided by (used in) investing activities was $2,593,000, $(38,780,000) and $(46,720,000) in the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in, investing activities included capital expenditures of $23,974,000, $10,913,000 and $11,432,000 in these periods, respectively, consisting of approximately $21,758,000, $8,950,000 and $9,517,000, respectively, for the purchase and reconstruction of a new manufacturing facility, with the remainder in all periods primarily for laboratory and manufacturing equipment and infrastructure.  In 2001, net cash used in investing activities also includes the $5,000,000 investment in Omrix and $15,603,000, net used in connection with the acquisition of Myelos.  The remainder of the net cash used in investing activities, in all periods, was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $7,687,000, $29,784,000 and $7,012,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  Cash flows from financing activities in 2000 were primarily affected by long-term borrowings of $20,000,000 and proceeds from the issuance of common stock of $9,784,000.  Cash flows from financing activities in 2001 and 1999 were primarily affected by net proceeds from issuances of common stock of $7,686,000 and $7,012,000, respectively, in these periods.  Net proceeds from the sale of common stock resulted mainly from option exercises.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000.  Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and qualification activities have been commenced and are expected to be completed in the second half of 2002.  BTG will initially locate its production activities for FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility.  We expect it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $33,975,000 had been expended through December 31, 2001.  At December 31, 2001, BTG had outstanding commitments of $4,467,000 related to completion of this facility. In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow BTG to locate its principal research and development activities adjacent to our new manufacturing facility.

In June 2000 BTG-Israel entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At December 31, 2001, BTG had outstanding long-term borrowings of $20,000,000 under the facility.

We currently maintain our funds in commercial paper, money market funds and other liquid debt instruments.  See Note 1c and 1d of Notes to Consolidated Financial Statements.

BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities.  The cost of BTG’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The rate of inflation (as measured by the consumer price index in Israel) was approximately 1% in 1999, while the Shekel was devalued by less than 1%.  In 2000 there was no change in the consumer price index and the Shekel’s value in relation to the U.S. dollar increased by approximately 3%.  In 2001 the inflation rate was approximately 1% while the Shekel was devalued by 9%. As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding increases in these costs in U.S. dollar terms in 1999 and 2000.  However, in 2001, for those expenses this resulted in corresponding decreases in these costs in U.S. dollar terms.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

We believe that our cash resources as of December 31, 2001, together with anticipated product sales and continued funding from the Chief Scientist at current levels will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of BTG’s future cash requirements will depend in large part on the status of commercialization of BTG’s products, BTG’s ability to enter into additional research and development and licensing arrangements, and BTG’s ability to obtain additional equity and debt financing, if necessary.  There can be no assurance that BTG will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms. BTG continues to seek additional collaborative research and development and licensing arrangements, in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that the Company will be able to obtain such agreements.  See “Item 1.  Business—Risk Factors —We may be unable to obtain any additional capital needed to operate and grow our business” and “—We expect our quarterly results to fluctuate, which may cause volatility in our stock price.”

Below is a table which presents our contractual obligations and commitments at December 31, 2001:

Payments Due by Period
Contractual Obligations	Total	Less than One Year	1-3 years	4-5 years	After 5 years	Undetermined(3)
Long-term debt	$20,000,000	$1,111,000	$13,334,000	$5,555,000	—
Capital lease obligations	$130,000	$123,000	$7,000	—	—
Operating leases(1)	$2,399,000	$1,728,000	$671,000	—	—
Unconditional purchase commitments(2)	$4,467,000	$4,467,000	—	—	—
Other long-term obligations(3)	$2,845,000	—	—	—	—	$2,845,000
Total contractual cash obligations	$29,841,000	$7,429,000	$14,012,000	$5,555,000	—	$2,845,000

(1)  BTG’s lease of its headquarters in the United States expires in October 2003, and BTG is currently in the process of negotiating a lease for a new headquarters’ facility.

(2)  Consists of commitments relating to the construction of BTG’s new manufacturing facility in Israel.

(3)  Consists of severance benefits payable under Israeli law.  Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years.

New Accounting Pronouncements

In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 141 is applied to all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 we will no longer amortize the negative goodwill resulting from the Myelos acquisition, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes.  Under SFAS No. 142, the negative goodwill balance of $15,207,000 remaining at December 31, 2001 will be maintained on the Balance Sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due.  The adoption of SFAS No. 141 had no impact on BTG’s consolidated financial statements.  The only impact of the adoption of SFAS No. 142 on BTG’s consolidated financial statements is that the negative goodwill recorded in connection with the Myelos acquisition will no longer be amortized.  The amortization of negative goodwill during 2001 reduced our reported general and administrative expense.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  We are currently assessing the impact of this new standard, although we do not expect it to affect our results of operations.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for impairment of long-lived assets.  We are currently assessing the impact of this new standard, although we do not expect it to affect our results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date our exposure to market risk has been limited.  Other than one foreign currency exchange rate hedge, we do not currently hedge any market risk, although we may do so in the future.  We do not hold or issue any derivative financial instruments for trading or other speculative purposes.  In early 2002, BTG purchased forward contracts in the amount of $3,000,000 to hedge part of its commitments in Israeli Shekels, primarily salaries, by locking in the Shekel/U.S. Dollar exchange rate, which had become more volatile in recent months.  These contracts mature during the first half of 2002.

Our obligations under our $20,000,000 revolving credit facility bear interest at floating rates and, therefore, we are impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at December 31, 2001 would result in an increase in our annual interest expense of $200,000.  Because these borrowings relate to the construction of our new facility, which has not yet begun operation, interest expense is currently being capitalized.

Our material interest bearing assets consist of cash and cash equivalents and short–term investments, which currently consist primarily today of investments in commercial paper and time deposits.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

As discussed above under “—Liquidity and Capital Resources,” we manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non–U.S. dollar assets and liabilities.  All of BTG’s revenues are in U.S. dollars except for payments from the Chief Scientist and sales of our products in Israel, which are denominated in Israeli Shekels.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Bio–Technology General Corp.:

  We have audited the accompanying consolidated balance sheets of Bio–Technology General Corp. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio–Technology General Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1k, during the year ended December 31, 2000, the Company changed its method of accounting for revenue recognition.

ARTHUR ANDERSEN LLP

New York, New York

February 20, 2002

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$26,353	$75,451
Short-term investments	93,217	43,473
Accounts receivable	39,188	24,538
Inventories	9,880	14,140
Deferred income taxes	2,445	5,079
Prepaid expenses and other	989	1,167
Total current assets	172,072	163,848

Accounts receivable — trade	1,703	—
Severance pay funded	2,321	2,385
Deferred income taxes	5,745	13,808
Property and equipment, net	27,819	50,374
Intangibles, net of accumulated amortization of $6,138 in 2000 and $6,675 in 2001	800	266
Other assets	2,765	5,989
Total assets	$213,225	$236,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,420	$11,522
Deferred revenues	1,153	1,146
Current portion of long-term debt	—	1,234
Other current liabilities	11,155	11,168
Total current liabilities	18,728	25,070

Long-term debt	20,000	18,896
Deferred revenues	10,551	9,405
Severance pay	4,593	5,229
Negative goodwill	—	15,207

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 54,765,000 in 2000 58,260,000 in 2001	547	582
Additional paid in capital	179,586	207,265
Accumulated deficit	(14,817)	(45,104)
Accumulated other comprehensive (loss) income	(5,963)	120
Total stockholders’ equity	159,353	162,863
Total liabilities and stockholders’ equity	$213,225	$236,670

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	Historical			Pro Forma*
	1999	2000	2001	1999
	(in thousands, except per share data)
Revenues:
Product sales	$62,332	$62,149	$87,106	$62,332
Contract fees	14,848	10,229	1,156	5,270
Royalties	1,761	3,139	3,817	1,761
Other revenues	1,746	1,931	2,195	1,746
Interest	4,633	7,496	7,691	4,633
	85,320	84,944	101,965	75,742
Expenses:
Research and development	21,120	22,360	25,576	21,120
Cost of product sales	11,224	9,887	14,003	11,224
General and administrative	14,035	12,685	10,429	14,035
Marketing and sales	16,583	17,614	16,897	16,583
Commissions and royalties	3,221	1,879	1,975	3,221
Realized and unrealized loss on invest-ment and other financing expense	378	149	12,401	378
Write-off of in-process research and development acquired	—	—	45,600	—
	66,561	64,574	126,881	66,561
Income (loss) before income taxes	18,759	20,370	(24,916)	9,181
Income tax expense	4,897	4,475	5,371	1,353
Income (loss) before cumulative effect of change in accounting principle	13,862	15,895	(30,287)	7,828
Cumulative effect of change in accounting principle, net of income taxes of $4,380	—	(8,178)	—	—
Net income (loss)	$13,862	$7,717	$(30,287)	$7,828

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.26	$0.29	$(0.53)	$0.15
Cumulative effect of change in accounting principle	—	(0.15)	—	—
Net income (loss)	$0.26	$0.14	$(0.53)	$0.15
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.26	$0.28	$(0.53)	$0.14
Cumulative effect of change in accounting principle	—	(0.14)	—	—
Net income (loss)	$0.26	$0.14	$(0.53)	$0.14
Weighted average number of common and common equivalent shares:
Basic	52,348	54,320	57,230	52,348
Diluted	54,191	56,885	57,230	54,191

* See Note 1k

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balance, December 31, 1998	51,934	$519	$161,164	$(36,396)	$(340)	$(1,970)	$122,977
Comprehensive income:
Net income				13,862			13,862
Unrealized loss on marketable securities, net						(2,548)	(2,548)
Total comprehensive income							11,314
Issuance of common stock	259	3	1,380				1,383
Tax benefit derived from exercise of stock options			521				521
Exercise of stock options	1,087	11	5,678				5,689
Balance, December 31, 1999	53,280	533	168,743	(22,534)	(340)	(4,518)	141,884
Comprehensive income:
Net income				7,717			7,717
Unrealized loss on marketable securities, net						(1,445)	(1,445)
Total comprehensive income							6,272
Issuance of common stock	345	3	1,926				1,929
Cancellation of treasury stock	(83)	(1)	(339)		340		—
Tax benefit derived from exercise of stock options			1,353				1,353
Exercise of stock options	1,223	12	7,903				7,915
Balance, December 31, 2000	54,765	547	179,586	(14,817)	—	(5,963)	159,353
Comprehensive income:
Net loss				(30,287)			(30,287)
Unrealized loss on marketable securities, net						6,083	6,083
Total comprehensive loss							(24,204)
Issuance of common stock in Myelos acquisition	2,345	23	19,009				19,032
Issuance of common stock	277	3	1,994				1,997
Tax benefit derived from exercise of stock options			925				925
Exercise of stock options	873	9	5,751				5,760
Balance, December 31, 2001	58,260	$582	$207,265	$(45,104)	—	$120	$162,863

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$13,862	$7,717	$(30,287)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net	—	8,178	—
Deferred income tax	1,121	331	(3,269)
Depreciation and amortization	3,014	2,861	2,708
Write-off of in-process research and development acquired	—	—	45,600
Amortization of negative goodwill	—	—	(2,823)
Write-off of other assets	1,894	—	—
Unrealized loss on investments, net	—	—	8,963
Provision for severance pay	515	260	636
Deferred revenues	—	(853)	(1,153)
(Gain) loss on disposal of property and equipment	(4)	(29)	7
Realized loss on sales of short-term investments, net	441	446	1,735
Common stock as payment for services	60	60	70
Changes in: accounts receivable	28,450	(944)	16,353
inventories	(3,646)	(1,256)	(4,260)
prepaid expenses and other current assets	124	(769)	(405)
accounts payable	2,419	660	5,128
other current liabilities	730	(16)	(185)
Net cash provided by operating activities	48,980	16,646	38,818
Cash flows from investing activities:
Purchases of short-term investments	(53,501)	(48,738)	(10,407)
Capital expenditures	(11,432)	(10,913)	(23,974)
Intangibles	(150)	—	—
Severance pay funded	(136)	48	(64)
Other investments	—	—	(5,000)
Other assets	(931)	(1,253)	(989)
Change in patents	(181)	(180)	—
Proceeds from sales of short-term investments	19,567	22,177	58,416
Net cash paid in acquisition	—	—	(15,603)
Proceeds from sales of property and equipment	44	79	214
Net cash provided by (used in) investing activities	(46,720)	(38,780)	2,593
Cash flows from financing activities:
Proceeds from issuances of common stock	7,012	9,784	7,687
Proceeds from long-term loan	—	20,000	—
Net cash provided by financing activities	7,012	29,784	7,687

Net increase in cash and cash equivalents	9,272	7,650	49,098
Cash and cash equivalents at beginning of year	9,431	18,703	26,353
Cash and cash equivalents at end of year	$18,703	$26,353	$75,451

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Supplementary Information:
Other information:
Interest paid	$11	$269	$1,044
Income taxes paid	$3,518	$4,567	$3,937
Tax benefit derived from exercise of stock options	$521	$1,353	$925

Acquisition of Myelos Corporation:
Assets acquired	—	—	$8,257
Liabilities assumed	—	—	(1,125)
Negative goodwill	—	—	(18,030)
Equity issued	—	—	(19,032)
In process research and development acquired	—	—	45,600
	—		15,670
Less — cash acquired	—	—	(67)

Net cash paid	$—	$—	$15,603

Non-cash activity:
Investment in fixed assets unpaid as of December 31, 2001	$—	$—	$899

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bio–Technology General Corp. (“BTG”) and its wholly-owned subsidiary, Bio-Technology General (Israel) Ltd. (“BTG-Israel”), were formed in 1980 to research, develop, manufacture and market products through the application of genetic engineering and related biotechnologies.

a.             Basis of consolidation:

The consolidated financial statements include the accounts of BTG, BTG-Israel and Myelos Corporation (“Myelos”), hereinafter collectively referred to as the “Company”.  All material intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.

b.             Translation of foreign currency:

The functional currency of BTG-Israel is the U.S. dollar.  Accordingly, its accounts are remeasured in dollars, and translation gains and losses (which are immaterial) are included in the statements of operations.

c.             Cash and cash equivalents:

At December 31, 2000 and 2001, cash and cash equivalents included cash of $9,504,000 and $4,334,000, respectively, and money market funds, commercial paper and other liquid short–term debt instruments (with maturities at date of purchase of ninety days or less) of $16,849,000 and $71,117,000, respectively.

d.             Short-term investments:

(i)  Short-term investments consist primarily of investments in mutual funds and at December 31, 2000 consist also of U.S. Treasury and corporate bonds that have been classified as “available-for-sale securities” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  At December 31, 2001, management determined that the decline in investment value is other than temporary and, accordingly, cost has been adjusted to reflect market value and a loss on impairment of investment of $7,193,000 was recognized and included in the statement of operations.  At December 31, 2000, the cost of the securities was $99,180,000; an adjustment was made to reflect market value and was recorded as comprehensive loss and deducted from stockholders’ equity.

 (ii)  Cost basis investment included within other assets represents an equity investment of less than 20% in a private entity.  Changes in the value of this investment are not recognized unless an impairment is deemed to be other than temporary.

e.             Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined by using the weighted average method.  At December 31, 2000 and 2001, inventories include raw materials of $1,324,000 and $1,706,000, work-in-process of $1,499,000 and $1,137,000, and finished goods of $7,057,000 and $11,297,000, respectively.

f.              Long-term accounts receivable — trade:

As of December 31, 2000, long-term accounts receivable — trade consists of amounts owed to the Company by one customer for which collection was expected in part by December 31, 2001 and for the remainder by December 31, 2002.  The amount does not bear interest and as such a discount has been recorded in the consolidated financial statements for the periods ended December 31, 2000.  The $500,000 due by December 31, 2001 was received, and the amount due by December 31, 2002 is included in current assets.

g.             Property and equipment, net of accumulated depreciation and amortization:

Property and equipment are stated at cost.  Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 17 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.

Land, building and construction-in-progress represents building under construction and is stated at cost.  This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs.  Capitalized interest is included under the provision of SFAS No. 34 and totaled approximately $339,000 and $1,378,000 at December 31, 2000 and 2001, respectively.  Construction-in-progress is not depreciated until such time as the relevant assets are completed and put into operational use.

h.             Intangibles:

Intangibles consist of repurchased rights to one of the Company’s products previously licensed to a third party, and are amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

i.              Patents:

Patent costs related to products approved by any regulatory agency worldwide or being sold have been capitalized. Amortization has been calculated using the straight-line method over 17 years commencing on the date of grant with respect to each project.

j.              Long-lived assets:

The Company’s policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of related assets.  In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Management of the Company believes that no such event or change has occurred.

k.             Revenue recognition:

Product sales are recognized when the product is shipped and collectability is probable.  No rights of return exist.

Contract fees consist mainly of license of marketing and distribution rights and research and development projects.  Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, the Company changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, the Company recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  In accordance with SAB 101, the related revenues are now being recognized over the term of the related agreements.  Effective January 1, 2000, the Company recorded a cumulative effect of change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000  and $1,156,000 was recognized as contract fee revenue in 2000 and 2001, respectively.

Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable.  Advance payments received in excess of amounts earned are included in deferred revenue.

Royalties are recognized once agreement exists, the sale is made and the royalty is earned.

Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the State of Israel, respectively.  The

Company recognizes revenue upon performance of such funded research.  In general, these contracts are cancelable by the Company’s collaborative partners at any time.

The pro forma results of operations of the Company for the year ended December 31, 1999 have been prepared as if the Company adopted SAB 101 prior to January 1, 1999.

l.              Stock-based compensation:

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”.  As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options.  The Company has provided the necessary pro forma disclosure as if the fair value method has been applied.  (See note 8.)  Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

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

p.             Earnings per common share:

Net earnings per common share amounts (“basic EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution.  Net earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options and warrants.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 1999			Year Ended December 31, 2000			Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts
	(In thousands, except per share data)
Net Earnings(Loss)	$13,862			$7,717			$(30,287)

Basic EPS
Net earnings (loss)attributable to common stock	13,862	52,348	$0.26	7,717	54,320	$0.14	(30,287)	57,230	$(0.53)

Effect of Dilutive Securities
Stock options		1,843			2,565			—

Diluted EPS
Net earnings (loss)attributable to common stock and asumed option exercises	$13,862	54,191	$0.26	$7,717	56,885	$0.14	$(30,287)	57,230	$(0.53)

Options to purchase 697,000 and 732,000 shares of common stock out of the total number of options outstanding as of December 31, 1999 and 2000, respectively, are not included in the computation of diluted EPS because of their anti-dilutive effect.  In 2001 all options outstanding as of December 31, 2001 are excluded from the computation of diluted EPS because of their anti-dilutive effect.

q.             Use of estimates in preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

r.              Fair value of financial instruments:

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.  The carrying amount of the long–term debt approximates fair value as the borrowing rates are currently available for debt with similar terms and maturities.

s.             Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and accounts receivable.  The Company places its short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution.  Concentration of credit risk with respect to accounts receivable is discussed in Note 12.  Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

t.              New accounting pronouncements:

In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 141 is applied to all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 the Company will no longer amortize the negative goodwill resulting from the Myelos acquisition, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes.  Under SFAS No. 142, the negative goodwill balance of $15,207,000 remaining at December 31, 2001 will be maintained on the Balance Sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due.  The adoption of SFAS No. 141 had no impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of this new standard, although it does not expect it to affect its results of operations.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for impairment of long-lived assets.  The Company is currently assessing the impact of this new standard, although it does not expect it to affect its results of operations.

NOTE 2 - SEVERANCE PAY

BTG-Israel participates in a defined contribution pension plan and makes regular deposits with a pension fund to secure pension rights on behalf of some of its employees.  The custody and management of the amounts so deposited are independent of the Company and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheets.  The Company’s obligation for severance pay, in addition to the amount funded, is included within long-term liabilities in the accompanying consolidated balance sheets.

In respect of its other employees, BTG-Israel purchases individual insurance policies intended to cover its severance obligations.  The amount funded in the insurance policy and its obligation for severance pay to those employees is reflected in the consolidated balance sheets as severance pay funded and severance pay, respectively.

The liability of the Company for severance pay is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company.  The liability is covered by the amounts deposited, including accumulated income thereon, as well as by the unfunded liability.

The expense related to severance and pension pay for the years ended December 31, 1999, 2000 and 2001, was $1,039,000, $1,434,000 and $1,648,000, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2000	2001
	(in thousands)
Laboratory and manufacturing equipment	$19,250	$27,682
Office equipment	3,922	4,807
Air conditioning and other	2,951	4,600
Leasehold improvements	7,631	7,634
	33,754	44,723
Land, building and construction in progress (1) (2)	15,806	29,265
	49,560	73,988
Accumulated depreciation and amortization	(21,741)	(23,614)
Total	$27,819	$50,374

(1)           The related asset has not been placed in service and therefore no depreciation and amortization has been accumulated as of December 31, 2001.  Includes $2,815,000 and $717,000 of capitalized interest, labor and other expenses as of December 31, 2001 and 2000, respectively.

(2)           At December 31, 2001, the Company had outstanding commitments of $4,467,000 related to completion of the construction in progress of its new facility.

Depreciation expense was approximately $1,896,000, $1,982,000 and $2,097,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 4 - ACQUISITIONS AND INVESTMENTS

(a)           Acquisition of Myelos Corporation.

On March 19, 2001, the Company acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, the Company paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company’s common stock (based on a value of $8.9564, representing the average closing price of the Company’s common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)).  In addition, the Company has agreed to pay the Myelos shareholders an additional $30,000,000 if the Company is able to file a New Drug Application with respect to Prosaptide to treat neuropathic pain or neuropathy, of which at least $14,000,000 will be paid through the issuance of shares of Company common stock.  The remaining $16,000,000 can be paid, at the Company’s option, in cash, shares of Company common stock or a combination thereof.  The Company has also agreed that if Prosaptide is approved by the United States Food and Drug Administration for the treatment of neuropathic pain or neuropathy, the Company will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be in shares of Company common stock, with the remainder payable, at the Company’s option, in cash, shares of Company common stock or a combination thereof.  In no event is the Company required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of Company preferred stock.  The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the Company common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes is approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, the Company allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date. The Company recorded negative goodwill of $18,030,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill is being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill will cease beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

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

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 2001 were prepared assuming the acquisition of Myelos occurred on January 1, 2000.  The pro forma results of operations are not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	Year ended December 31,
	2000		2001
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands except per share data)
Total revenues	$84,944	$84,944	$101,965	$101,965
Net income (loss)	$7,717	$8,263	$(30,287)	$(30,654)
Basic income (loss) per share	$0.14	$0.15	$(0.53)	$(0.54)
Diluted income (loss) per share	$0.15	$0.15	$(0.53)	$(0.54)

The pro forma results include the effect of the amortization of negative goodwill.

(b)           Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., the Company loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship.  The Company determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis).  Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.

During the fourth quarter of 2001, the Company determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote-down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

NOTE 5 - LONG-TERM DEBT

In June 2000 the Company entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At December 31, 2001 the Company had long-term borrowings of $20,000,000 outstanding under the facility, of which $1,111,000 is included in current portion of long-term debt.  At December 31, 2001, the loans are at an average interest rate of approximately 3.5% and the principal is payable as follows: in 2002 - $1,111,000; in 2003 - $6,667,000; in 2004 - $6,667,000 and in 2005 - $5,555,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

In the years ended December 31, 1999, 2000 and 2001, the Company issued 1,087,000 shares, 1,223,000 shares and 873,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $5,689,000, $7,915,000 and $5,760,000, respectively.

In 1998 the Company adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire the Company.  Under the plan, if any person or group acquires more than 20% of the Company’s common stock without approval of the Board of Directors under specified circumstances, the Company’s other stockholders have the right to purchase shares of the Company’s common stock, or shares of the acquiring company, at a substantial discount to the public market price.  The stockholder rights plan continues the Company’s commitment to ensuring fair value to all stockholders in the event of an unsolicited takeover offer.

NOTE 7 -  EMPLOYEE BENEFITS

(a)           Employee Stock Purchase Plan

In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”).  The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  The total number of shares reserved for issuance under the 1998 ESPP is 3,000,000 shares.

All full-time employees of the Company are eligible to participate in the 1998 ESPP.  From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised.  Rights granted under the 1998 ESPP will run for a maximum of 27 months.  No employee may be granted a Right that permits such employee to purchase shares under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares.  In 1999, 2000 and 2001 the Company issued 251,000 shares, 339,000 shares and 268,000 shares, respectively, of common stock under the 1998 ESPP.

(b)           401(k) Profit-Sharing Plan

The Company also has a 401(k) profit-sharing plan.  As of December 31, 2001, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $10,500 of their total compensation on a pretax basis, which is matched 50% by the Company.  The Company’s contribution to the plan amounted to approximately $391,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE 8 - STOCK OPTIONS

In 1992 the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the “1992 Stock Option Plan”).  The 1992 Stock Option Plan permits the granting of options to purchase up to an aggregate of 12,000,000 shares of the Company’s common stock to key employees (including employees who are directors) and consultants of the Company.  Under the 1992 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than the par value of the common stock on the date of grant.  Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment.  Terminated options are available for reissuance.

In 2001 the Company adopted the 2001 Stock Option Plan (the “2001 Stock Option Plan”).  The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company.  Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant.  Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment.  Terminated options are available for reissuance.  Under this plan, 9,283,000 shares remain available for future grant.

The Company also established a Stock Option Plan for New Directors (the “New Director Plan”) that, upon an individual’s initial election or appointment to the Board of Directors, provides for the grant of an option to purchase 20,000 shares of common stock at an exercise price equal to the market value of the common stock on the date of grant.  Options become exercisable over a three-year period.

In June 1997 the Company adopted the Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors (the “Directors Plan”).  The Directors Plan provides that each non-employee director will automatically receive an option to purchase 7,500 shares of the Company’s common stock on each date such person is re-elected a director of the Company.  The exercise price of each option is equal to the market value of the common stock on the date of grant.  Options become exercisable over a three-year period.  An aggregate of 500,000 shares of common stock has been reserved for issuance under the Directors Plan.  The Board of Directors terminated the Directors Plan in February 2002, and instead provided that each non-employee director would receive under the 2001 Stock Option Plan an option to purchase 5,000 shares of the Company’s common stock on the last business day of each quarter, commencing with the quarter ended March 31, 2002.  The  exercise price of each option is equal to the market value of the common stock on the date of grant, and options become fully exercisable on the first anniversary of the date of grant.

The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1999, 2000 and 2001 were granted at the fair market value of the Company’s common stock.  Had compensation cost for these plans and the Company’s 1998 ESPP been determined in accordance with SFAS No. 123, the Company’s net income and EPS would have been reduced as follows:

		Year Ended December 31,
		1999	2000	2001
		(in thousands except per share data)
Net income (loss)	As reported	$13,862	$7,717	$(30,287)
	Pro forma	4,305	(3,874)	(44,204)
Basic EPS:	As reported	$0.26	$0.14	$(0.53)
	Pro forma	0.08	(0.77)	(0.77)
Diluted EPS:	As reported	$0.26	$0.14	$(0.53)
	Pro forma	0.08	(0.07)	(0.77)

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: (i) expected life of option of seven years; (ii) dividend yield of 0%; (iii) expected volatility of 58%, 59% and 62%; and (iv) risk-free interest rate of 5.66%, 5.62% and 3.50%, respectively.

Transactions under the Plan, the 1992 Stock Option Plan, the 2001 Stock Option Plan, the New Director Plan, the Directors Plan and other plans during 1999, 2000 and 2001 were as follows:

	Year ended December 31,
	1999		2000		2001
	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price
Options outstanding at beginning of year	6,332	$7.33	7,487	$7.38	7,037	$8.39
Granted	2,752	6.78	1,506	11.85	2,095	11.89
Exercised	(1,087)	5.23	(1,223)	6.47	(873)	6.59
Terminated	(510)	8.10	(733)	8.39	(342)	9.42
Options outstanding at end of year	7,487	7.38	7,037	8.39	7,917	9.47
Exercisable at end of year	2,804		2,706		4,319
Weighted average fair value of options granted		4.34		7.62		7.65

Of the 7,917,000 options outstanding as of December 31, 2001:

•     2,367,000 have exercise prices between $2.37 and $7.50 with a weighted average exercise price of $6.09 and a weighted average remaining contractual life of 5.98 years. Of these 2,367,000 options, 1,831,000 are exercisable; their weighted average exercise price is $5.82.

•       2,962,000 options have exercise prices between $7.56 and $10.62 with a weighted average exercise price of $8.73 and a weighted average remaining contractual life of 6.94 years.  Of these 2,962,000 options, 1,885,000 are exercisable; their weighted average exercise price is $8.36.

•       2,587,000 options have exercise prices between $10.81 and $20.44 with a weighted average exercise price of $13.40 and a weighted average remaining contractual life of 8.57 years. Of these 2,587,000 options, 603,000 are exercisable; their weighted average exercise price is $14.22.

Subsequent to December 31, 2001, no material amount of options have been exercised.

NOTE 9 - FOREIGN OPERATIONS

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.  Information about the Company’s operations in the United States and Israel is presented below:

	U.S.	Israel	Eliminations	Consolidated
	(in thousands of U.S. dollars)
Year ended December 31, 1999:
Revenues	§73,250	12,070		85,320
Intercompany transactions	800	2,290	(3,090)
Reimbursement of subsidiary’s expenses		10,795	(10,795)
Depreciation and amortization	1,601	1,413		3,014
Interest income	4,561	72		4,633
Income tax expense	4,609	288		4,897
Net income	9,545	3,262	1,055	13,862
Identifiable assets*	160,408	28,640	(24,403)	164,645
Foreign liabilities*		‡7,027		7,027
Investment in subsidiaries (cost basis)	15,310		(15,310)

Year ended December 31, 2000:
Revenues	§69,908	15,036		84,944
Intercompany transactions	1,272	4,009	(5,281)
Reimbursement of subsidiary’s expenses		12,712	(12,712)
Depreciation and amortization	1,389	1,472		2,861
Interest income	7,425	71		7,496
Income tax expense	4,205	270		4,475
Net income	641	6,557	519	7,717
Identifiable assets*	179,011	45,730	(11,516)	213,225
Foreign liabilities*		‡28,034		28,034
Investment in subsidiaries (cost basis)	15,298		(15,298)

Year ended December 31, 2001:
Revenues	§89,597	12,368		101,965
Intercompany transactions	318	4,863	(5,181)
Reimbursement of subsidiary’s expenses		13,498	(13,498)
Depreciation and amortization	1,147	1,561		2,708
Interest income	7,417	274		7,691
Income tax expense	3,346	2,025		5,371
Net income (loss)	(34,376)	3,422	667	(30,287)
Identifiable assets*	191,695	60,565	(15,590)	236,670
Foreign liabilities*		‡32,639		32,639
Investment in subsidiary (cost basis)	15,298		(15,298)

§              Includes export sales of $27,645,000, $27,515,000 and $31,664,000 in 1999, 2000 and 2001, respectively.

*              At year end.

‡              Excludes liability to parent.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

a.             The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $415,000.  The lease expires in October 2003.  In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses.  The Company also leases approximately 2,000 square feet in New York City, primarily for its investor and public relations activities, having an average annual rental expense of $100,000 and expiring in September 2003.  Myelos leases approximately 10,000 square feet in San Diego California, having an average annual rental expense of $104,000 and expiring in October 2004.  BTG-Israel currently leases approximately 95,000 square feet of space for its research, development and production facilities in Israel, having an average annual rental expense of $1,112,000.  The lease of substantially all of this space will expire in December 2002; the lease for the remainder of the space will expire in December 2003.

Rent expense was approximately $1,679,000, $1,787,000 and $1,830,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the next three years are as follows:  2002—$1,728,000; 2003—$582,000; and 2004—$89,000.  There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $720,000 secured by the assets of BTG-Israel.

b.             The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded.  As of December 31, 2001, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $7,752,000 of research and development funding for products that are currently being sold and a minimum of $6,502,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 1999, 2000 and 2001, the Company accrued approximately $353,000, $529,000 and $304,000, respectively, as royalties to the Chief Scientist.

The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

c.             The Company currently has employment agreements with seven senior officers.  Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,950,000 plus other normal customary fringe benefits and bonuses.  These employment agreements generally have a term of three years and are automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

d.             The Company has received notification of claims filed against certain of its patents in the normal course of operations.  Management believes that these claims have no merit, and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position as a result of the outcome.

NOTE 11 - OTHER CURRENT LIABILITIES

	December 31,
	2000	2001
	(in thousands)
Salaries and related expenses	$4,006	$3,836
Accrued subcontracting payable	3,077	3,516
Governmental and state agencies	802	875
Legal and professional fees	657	978
Royalties and commissions	1,947	1,512
Other	666	451
	$11,155	$11,168

NOTE 12 - CONCENTRATIONS

In 1999, 2000 and 2001, one customer for human growth hormone, located solely in Japan, represented $10,507,000, $12,975,000 and $16,292,000, or 13%, 17% and 17% of revenues (exclusive of interest income), respectively.  In 1999, 2000 and 2001, one customer for OXANDRIN and DELATESTRYL, located solely in the United States, represented $32,813,000, $33,249,000 and $43,718,000, or 41%, 44% and 46% of revenues (exclusive of interest income), respectively.  In 2001, one additional customer for Oxandrin, located solely in the United States, represented $12,404,000, or 13% of revenues (exclusive of interest income). In 1999, 12% of revenues (exclusive of interest income) resulted from the license of product distribution rights to a licensee.  In 2001, the Company’s product sales consisted primarily of sales of OXANDRIN, human growth hormone, BIOLON and DELATESTRYL in the amount of approximately $47,150,000, $23,862,000, $8,226,000 and $7,253,000, or 54%, 27%, 10% and 8% of total product sales, respectively.  One customer accounted for  59% and 36% of total accounts receivable as of December 31, 2000 and 2001, respectively.  Another customer accounted for 34% of total accounts receivable as of December 31, 2001.  BTG currently has one supplier for its OXANDRIN product and one supplier for its DELATESTRYL product.

NOTE 13 - INCOME TAXES

At December 31, 2001, BTG had a capital loss carry over of approximately $2,000,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2006, a net operating loss carry over of approximately $18,000,000 available to offset future taxable income in limited amounts per year, which expires at various times with respect to various amounts through 2020, and a research and experimental (“R&E”) credit carryover of approximately $2,250,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2020.

                Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of BTG-Israel.  Those earnings have been and will continue to be permanently reinvested.  It is not practicable to determine the amount of additional tax that might be payable on the foreign earnings.  The cumulative amount of reinvested earnings was approximately $12,500,000 at December 31, 2001.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Current
State	$332	$183	$434
Federal	3,066	3,662	5,842
Foreign	378	299	2,364
	3,776	4,144	8,640
Deferred:
State	98	28	(238)
Federal	1,113	332	(2,692)
Foreign	(90)	(29)	(339)
	1,121	331	(3,269)

Total income tax expense	$4,897	$4,475	$5,371

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Domestic	$15,045	$12,365	$(31,022)
Foreign	3,714	8,005	6,106
	$18,759	$20,370	$(24,916)

The components of deferred income tax expense (benefit) are:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
R&E credit	$899	$(437)	$563
Net operating loss	—	—	741
Capital loss	—	—	(754)
Valuation of securities	—	—	(3,761)
Deferred revenues	—	232	372
Accrued amounts	229	174	172
Depreciation and amortization	(7)	362	(602)
	$1,121	$331	$(3,269)

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Income tax at U.S. statutory rate	$6,566	$7,129	$(8,720)
State and local income taxes (net of federal benefit)	280	138	128
Non-deductible expenses	761	333	122
R&E credit	(772)	(720)	(1,229)
Foreign income subject to a reduced rate of tax	(2,016)	(2,779)	(1,415)
In process research and development acquired	—	—	15,960
Goodwill amortization	—	—	(1,058)
Foreign taxes in respect of previous years	—	—	1,530
Other	78	374	53
Income tax expense	$4,897	$4,475	$5,371

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2000	2001
	(in thousands)
Net operating loss carry over	$—	$6,687
Capital loss carry over	328	754
R&E credit	2,816	2,253
Valuation of securities	—	3,761
Deferred revenues	4,148	3,776
Accrued amounts	1,874	1,702
	9,166	18,933
Depreciation and amortization	(648)	(46)
	8,518	18,887
Valuation allowance	(328)	—
	$8,190	$18,887

BTG-Israel is now undergoing a tax audit for the fiscal years 1997 through 2000.  As a result, the Company has recorded in the year ended December 31, 2001, a provision for additional tax liabilities for those years.

NOTE 14 - QUARTERLY DATA (UNAUDITED)

Following are the quarterly results of operations for the years ended December 31, 2000 and 2001:

	March 31,			June 30,			September 30,			December 31,
	2000		2001	2000		2001	2000		2001	2000	2001
Revenues:
Product sales	$12,507		$29,887	$14,082		$25,303	$18,206		$15,541	$17,354	$16,375
Contracts fees	1,838	(1)	289	7,713	(1)	290	213	(1)	289	463	288
Other	2,418		3,560	3,048		2,614	3,037		4,301	4,064	3,228
	16,763		33,736	24,843		28,207	21,456		20,131	21,881	19,891
Expenses:
Research and development	5,397		5,930	5,635		7,185	5,436		5,562	5,892	6,899
Cost of products sales	2,336		5,139	1,911		3,819	2,850		2,710	2,790	2,335
General and administrative	3,446		3,277	3,182		2,641	3,531		2,062	2,526	2,449
Marketing and sales	3,256		4,741	5,315		4,557	4,365		3,046	4,678	4,553
Other	684		46,263	281		265	299		642	764	12,806
	15,119		65,350	16,324		18,467	16,481		14,022	16,650	29,042
	1,644		(31,614)	8,519		9,740	4,975		6,109	5,231	(9,151)
Income tax expense (benefit)	559	(2)	4,515	2,922	(2)	2,747	555	(2)	1,664	438	(3,555)
	1,085		(36,129)	5,597		6,993	4,420		4,445	4,793	(5,596)
Cumulative effect of change in accounting principle	8,178		—	—		—	—		—	—	—
Net Income (loss)	$(7,093)		$(36,129)	$5,597		$6,993	$4,420		$4,445	$4,793	$(5,596)

Earnings (loss) per common share:
Basic	$(0.13	)(3)	$(0.66)	$0.10	(3)	$0.12	$0.08	(3)	$0.08	$0.09	$(0.10)
Diluted	$(0.12	)(4)	$(0.66)	$0.10	(4)	$0.12	$0.08	(4)	$0.07	$0.09	$(0.10)
Weighted average number of common and common equivalent shares:
Basic	53,748		55,117	54,303		57,388	54,493		58,078	54,729	58,294
Diluted	57,373		55,117	57,015		58,899	56,993		59,411	55,779	58,294

(1) As reported	$2,475			$7,500			$—
Adjustment (see note 1k)	(637)			$213			213
	$1,838			$7,713			$213
(2) As reported	$796			$2,843			$476
Adjustment see note 1k)	(237)			79			79
	$559			$2,922			$555
(3) As reported	$0.03			$0.10			$0.08
Adjustment (see note 1k)	(0.16)			—			—
	$(0.13)			$0.10			$0.08
(4) As reported	$0.03			$0.10			$0.08
Adjustment (see note 1k)	(0.15)			—			—
	$(0.12)			$0.10			$0.08

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. — Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See “Part I - Item 1. Business - Executive Officers of the Company”.

ITEM 11.  EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)           Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10–K.

(3) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment.  Such information has been omitted from the exhibit.  Exhibit Nos. 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25 and 10.26 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description
2.	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

3.1	Certificate of Incorporation of the Registrant, as amended.*(2)

3.2	By-laws of the Registrant, as amended.*(3)

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

4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)

10.1	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”).*(4)

10.2	Letter from the Chief Scientist to Bio–Technology General (Israel) Ltd.*(4)

10.3	Letter from the Company to Yeda relating to bGH and hSOD.*(5)

10.4	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(6)

10.5	Agreement, dated July 9, 1984, between the Company and Yeda.*(6)

10.6	Agreement, dated as of January 1, 1984, between the Company and Yissum.*(7)

10.7	Form of Indemnity Agreement between the Company and its directors and officers.*(8)

10.8	Agreement, dated November 18, 1988, between the Company and Yeda.*(9)

10.9	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company.*(10)

10.10	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V.*(11)

10.11	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.12	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.13	Bio-Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(13)

10.14	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991.*(13)

10.15	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991.*(13)

10.16	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)

10.17	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)

10.18	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)

10.19	Bio-Technology General Corp. 2001 Stock Option Plan.

10.20	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Norman Barton.
10.21	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and John Bond.

10.22	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Sim Fass.

10.23	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Ernest Kelly.

10.24	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Robert Shaw.

10.25	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Bernard Tyrell.

10.26	Employment Agreement, dated as of January 23, 2000, by and between Bio-Technology General Corp., Bio-Technology General (Israel) Ltd. and Dov Kanner.*(16)

21	Subsidiaries of Bio-Technology General Corp.

23	Consent of Arthur Andersen LLP.

99	Letter from Bio-Technology General Corp. relating to Arthur Andersen LLP pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

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

*              Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)     Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)     Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1994.

(3)     Company’s Current Report on Form 8-K, dated October 7, 1998.

(4)     Registration Statement on Form S–1 (File No. 2–84690).

(5)     Company’s Annual Report on Form 10–K for the year ended December 31, 1983.

(6)     Registration Statement on Form S–1 (File No. 33–2597).

(7)     Registration Statement on Form S–2 (File No. 33–12238).

(8)     Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1987.

(9)     Company’s Annual Report on Form 10–K for the year ended December 31, 1988.

(10)      Registration Statement on Form S–3 (File No. 33-39018).

(11)      Company’s Annual Report on Form 10–K for the year ended December 31, 1992.

(12)      Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)      Company’s Annual Report on Form 10-K for the year ended December 31, 1991

(14)      Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(15)      Company’s Registration Statement on Form S-8 (File No. 333-64541).

(16)   Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(b) Reports on Form 8-K           .

(c)  Exhibits  See (a) (3) above.

(d) Financial Statement Schedule

See “Index to Consolidated Financial Statements and Supplemental Schedule” at Item 8 of this Annual Report on Form 10-K.  Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Technology General Corp .
(Registrant)

	By:	/s/ Sim Fass
Chairman of the Board and CEO
March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sim Fass	Chairman of the Board, CEO and Director (Principal Executive Officer)	March 28, 2002
(Sim Fass)

/s/ Herbert Conrad	Director	March 28, 2002
(Herbert Conrad)

/s/ Carl Kaplan	Director	March 28, 2002
(Carl Kaplan)

/s/ Allan Rosenfield
(Allan Rosenfield)	Director	March 28, 2002

/s/ David Tendler	Director	March 28, 2002
(David Tendler)

/s/ Virgil Thompson
(Virgil Thompson)	Director	March 28, 2002

/s/ Dan Tolkwosky	Director	March 28, 2002
(Dan Tolkowsky)

/s/ Faye Wattleton
(Faye Wattleton)	Director	March 28, 2002

Signature	Title	Date

/s/ Herbert Weissbach	Director	March 28, 2002
(Herbert Weissbach)

/s/ John Bond	Senior Vice President-Finance (Principal Financial and Accounting Officer)	March 28, 2002
(John Bond)