Form 10-Q
period 2002-03-31
BIO TECHNOLOGY GENERAL CORP
filed 2002-05-14
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of May 9, 2002:  58,440,300

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS:
Current Assets
Cash and cash equivalents	$91,581	$75,451
Short-term investments	12,248	43,473
Accounts receivable	37,043	24,538
Inventories	14,598	14,140
Deferred income taxes	5,078	5,079
Prepaid expenses and other current assets	1,440	1,167
Total current assets	161,988	163,848

Deferred income tax	13,646	13,808
Severance pay funded	2,414	2,385
Property and equipment, net	53,688	50,374
Other assets	6,463	6,255
Total assets	$238,199	$236,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,100	$1,146
Accounts payable	11,794	11,522
Current portion of long-term debt	2,848	1,234
Other current liabilities	11,390	11,168
Total current liabilities	27,132	25,070

Negative goodwill	15,282	15,207
Long-term debt	17,226	18,896
Deferred revenues	9,164	9,405
Provision for severance pay	5,083	5,229

Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 58,332,000 (58,260,000 at December 31, 2001)	583	582
Capital in excess of par value	207,739	207,265
Deficit	(44,150)	(45,104)
Accumulated other comprehensive income	140	120
Total stockholders’ equity	164,312	162,863
Total liabilities and stockholders’ equity	$238,199	$236,670

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2002	2001*
Revenues:
Product sales	$18,938	$29,887
Contract fees	439	289
Royalties	1,016	843
Other revenues	330	221
	20,723	31,240
Expenses:
Research and development	8,700	5,930
Cost of product sales	3,171	5,139
General and administrative	3,225	3,277
Marketing and sales	4,449	4,741
Royalties	683	646
Finance	7	17
Write-off of in-process research and development acquired	—	45,600
	20,235	65,350
	488	(34,110)

Interest income, net	935	2,496
Income (loss) before income taxes	1,423	(31,614)

Income taxes	469	4,515
Net income (loss)	$954	$(36,129)

Earnings per common share:
Basic	$0.02	$(0.66)
Diluted	$0.02	$(0.66)

Weighted average number of common and common equivalent shares:
Basic	58,305	55,117
Diluted	58,649	55,117

The accompanying notes are an integral part of these consolidated statements.

*           Interest income has been reclassified from revenue to conform to 2002 presentation.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Capital in Excess of Par Value	Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2001	58,260	$582	$207,265	$(45,104)	120	$162,863
Comprehensive income:
Net income for three months ended March 31, 2002				954		954
Unrealized gain on marketable securities					20	20
Total comprehensive income						974
Issuance of common stock	68	1	450			451
Exercise of stock options	4		24			24
Balance, March 31, 2002	58,332	$583	$207,739	$(44,150)	$140	$164,312

The accompanying notes are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$954	$(36,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred revenues	(287)	(288)
Depreciation and amortization	586	787
Provision for severance pay	(146)	(142)
Write-off of in-process research and development acquired	—	45,600
Loss (gain) on sales of short-term investments	4,881	(303)
(Gain) on sales of fixed assets	—	(1)
Common stock issued as payment for services	17	17
Changes in: Receivables	(12,505)	(11,427)
Inventories	(458)	(170)
Prepaid expenses and other current assets	(274)	(1,075)
Accounts payable	509	3,673
Other current liabilities	168	2,599

Net cash (used in) provided by operating activities

(6,555

)

3,141

Cash flows from investing activities:
Short-term investments	(3,017)	(1,614)
Capital expenditures	(3,866)	(4,439)
Changes in other long-term assets	(222)	(100)
Severance pay funded	(29)	97
Proceeds from sales of fixed assets	—	25
Cash acquired from acquisition	—	67
Other investment	—	(5,000)
Proceeds from sales of short-term investments	29,361	36,454
Net cash provided by investing activities	22,227	25,490

Cash flows from financing activities:
Proceeds from issuance of common stock	458	503

Net increase in cash and cash equivalents	16,130	29,134
Cash and cash equivalents at beginning of period	75,451	26,353
Cash and cash equivalents at end of period	$91,581	$55,487
Supplementary Information
Other information:
Income tax paid	$1,407	$53
Interest paid	$149	$364
Acquisition of Myelos Corporation:
Assets acquired	$—	$8,194
Liabilities assumed	—	(1,124)
Negative goodwill	—	(18,357)
Amount due	—	(15,348)
Equity issued	—	(19,032)
In-process research and development acquired	—	45,600
Net cash acquired	$—	$(67)

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation.  Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accounting policies continue unchanged from December 31, 2001.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2:   New Accounting Pronouncements

In June 2001, the FASB approved SFAS No. 142 entitled “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 we are no longer amortizing the negative goodwill resulting from the March 2001 acquisition of Myelos Corporation, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes beginning in the second quarter of 2001.  Under SFAS No. 142, the negative goodwill balance of $15,207,000 remaining at December 31, 2001 will be maintained on the balance sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due.  The only impact of the adoption of SFAS No. 142 on BTG’s consolidated financial statements is that the negative goodwill recorded in connection with the Myelos acquisition will no longer be amortized.  The amortization of negative goodwill during 2001 reduced our reported general and administrative expense beginning in the second quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Three months ended March 31, 2002

compared with three months ended March 31, 2001

Statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Acquisition of Myelos Corporation

On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of BTG common stock (based on a value of $8.9564, representing the average closing price of BTG’s common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed)).  BTG is obligated to make additional payments if the Prosaptide product being developed by Myelos is successfully commercialized.

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a per share value for the approximately 2,344,700 shares of BTG common stock issued in the acquisition of $8.1172, representing the average closing price of BTG’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,030,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  Beginning in the second quarter of 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

2002 Outlook

BTG currently anticipates total 2002 revenues, excluding interest income, of at least $100 million.  Although BTG also anticipates growth in total product sales, it expects the growth in sales of Oxandrin® to be partially offset by a lower level of human growth hormone sales in 2002 as compared to 2001.  Due in part to industry-wide pricing pressures in Japan by the Japanese Health Ministry and management of inventory levels by JCR Pharmaceuticals, our Japanese distributor, the level of sales of BTG’s human growth hormone to JCR for the Japanese market will be adversely affected, despite an increasing market share.  Based on wholesaler orders through the first quarter of 2002, revenues from Delatestryl® sales are currently anticipated to exceed those of 2001.  Royalty revenues may fall below their 2001 level due to potential generic competition for Mircette®.

In order to optimize the maturation of BTG’s proprietary pipeline products, BTG is committing significant additional resources to them in 2002.  Research and development expense is consequently expected to increase by approximately 40% compared to 2001.  Additionally, to fully maximize Oxandrin’s potential and provide stimulus to its growth, marketing and sales expenses are expected to grow this year by approximately 20%.

Given this significant investment in its future growth, the increase in expenses is anticipated to outpace revenue growth and therefore BTG is expecting full year EPS to be below that of 2001 pro forma EPS and possibly below 2000 pro forma EPS.  BTG’s 2002 EPS will depend in significant measure on the growth in Oxandrin prescriptions and the sales achieved by both the Ross Products Division of Abbott Laboratories in the long-term care market and BTG.  In addition, acquisition activities could affect 2002 EPS.  BTG expects its quarterly EPS in 2002 to vary based on the timing of product sales to customers and research and development and marketing expenses.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company’s statements of operations.

	Three Months Ended March 31,
	2002	2001
Revenues:
Products sales	91.4%	95.7%
Contract fees	2.1	0.9
Royalties	4.9	2.7
Other revenues	1.6	0.7
Total	100.0	100.0
Expenses:
Research and development	42.0	19.0
Cost of product sales	15.3	16.4
General and administrative	15.5	10.5
Marketing and sales	21.5	15.2
Royalties	3.3	2.1
Finance	0.0	0.1
Write-off of in-process research and development acquired	—	145.9
Total	97.6	209.2
	2.4	(109.2)
Interest income, net	4.5	8.0
Income (loss) before income taxes	6.9	(101.2)
Income taxes	2.3	14.4
Net income (loss)	4.6%	(115.6%)

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

The following table summarizes the Company’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Oxandrin	50.5%	55.8%
Human growth hormone	7.2	18.5
BioLon®	8.7	7.5
Delatestryl	32.8	17.8
Other	0.8	0.4
Total	100.0%	100.0%

The Company believes that its product mix will vary from period to period based on the purchasing patterns of its customers and the Company’s focus on: (i) increasing market penetration of its existing products; (ii) expanding into new markets; and (iii) commercializing additional products.  In particular, quarterly fluctuations in sales of Oxandrin can have a significant impact on BTG’s quarterly results of operations.

The following table summarizes the Company’s U.S. and international product sales as a percentage of total product sales for the period indicated:

	Three Months Ended March 31,
	2002	2001
United States	83.1%	74.2%
International	16.9	25.8
Total	100.0%	100.0%

Comparison of Three Months Ended March 31, 2002 and March 31, 2001.

Revenues.  Total revenues decreased 33.7% in the first quarter of 2002 to $20,723,000 from $31,240,000 in the first quarter of 2001.  The decrease in total revenues from the comparable prior period was mainly due to the decrease in product sales.

Product sales decreased by $10,949,000, or 36.6%, in the three months ended March 31, 2002 from the comparable prior period in 2001.  Oxandrin sales in the three months ended March 31, 2002 were $9,556,000, a decrease of $7,136,000, or 42.8%, from the three months ended March 31, 2001.  BTG experienced a significant increase in Oxandrin sales in the first quarter of 2001 primarily due to (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories in the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market, and (ii) stocking by certain wholesalers in anticipation of a price increase.  However, because of this significant increase in Oxandrin purchases by wholesalers in the first quarter of 2001, purchases of Oxandrin in the second quarter of 2001 by Gentiva Health Services, Inc. (“Gentiva”), BTG’s wholesale and retail distributor of Oxandrin in the United States, were higher than the levels of its sales of Oxandrin to wholesalers in that period. As a result, Gentiva’s inventory of Oxandrin increased beyond the desired level.  Accordingly, BTG and Gentiva amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Gentiva’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by BTG to Gentiva more accurately reflected end-user demand.  Sales of Delatestryl in the first quarter of 2002 were $6,218,000, an increase of $908,000, or 17.1%, compared to the first quarter of 2001.  Product sales of human growth hormone and BioLon were $1,373,000 and $1,647,000, respectively, in the first quarter of 2002, a decrease of $4,152,000 and $585,000, or 75.1% and 26.2%, respectively, over the comparable period in 2001.  The decrease in sales of human growth hormone was primarily due to the purchasing patterns of BTG’s customers.

Contract fees in the three month periods ended March 31, 2002 and 2001 represent contract fees received in prior periods but recognized in the first quarter of 2002 and 2001 in accordance with SAB 101.

Royalties were $1,016,000 in the first quarter of 2002, as compared to $843,000 in the same period last year.  These revenues consist mainly of royalties from the licensee of the Company’s Mircette product in both periods and insulin product in 2002.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

Research and development expense increased 46.7% in the first quarter of 2002 to $8,700,000 from $5,930,000 in the first quarter of 2001.  The increase in research and development expenditures resulted mainly from the addition of research and development activities for Prosaptide following the acquisition of Myelos, as well as increased patent related expenses.

Cost of product sales decreased by 38.3% in the three months ended March 31, 2002 to $3,171,000 from $5,139,000 in the three months ended March 31, 2001, primarily as a result of the 36.6% decrease in product sales.  Cost of product sales as a percentage of product sales decreased to 16.7% in the first quarter of 2002 as compared to 17.2% in the comparable period last year.  Cost of product sales as a percentage of product sales decreased due to the mix of products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense decreased by 1.6% in the three months ended March 31, 2002 to $3,225,000 from $3,277,000 in the comparable prior period.  The decrease in general and administrative expenses was mainly due to larger merger and acquisition activities in the first quarter of 2001 compared to the first quarter of 2002, partially offset by increased compensation costs in 2002 compared to last year.  As a percentage of revenues, general and administrative expense increased to 15.6% in the three months ended March 31, 2000 from 10.5% in the three months ended in March 30, 2001 as a result of the decrease in revenues.

Marketing and sales expense decreased 6.2% in the first quarter of 2002 to $4,449,000 from $4,741,000 for the prior year period.  As a percentage of product sales, marketing and sales expense increased to approximately 23.5% from 15.9% for the first quarter of 2001.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The decrease was primarily due to the decreased incentive compensation costs partially offset by increased compensation costs and advertising promotions and market research expenses.

Royalty expense was $683,000 in the three months ended March 31, 2002, as compared to $646,000 in the three months ended March 31, 2001.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

Write-off of In-Process Research and Development Acquired.  In the three months ended March 31, 2001 BTG wrote off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation, which amount represented the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.

Interest income, net decreased by $1,561,000, or 62.5%, over the comparable prior period, primarily as a result of lower interest rates earned on BTG’s investments, the use of $15,603,000, net to acquire Myelos, the use of approximately $21,134,000 to fund construction of the Company’s new manufacturing facility after March 31, 2001, the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals and a realized capital loss on the sale of short-term investments, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of BTG’s new manufacturing facility in Israel.

Income Taxes.  Provision for income taxes for the three months ended March 31, 2002 was $469,000, representing approximately 33.0% of income before income taxes, as compared to $4,515,000, or 32.3% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired, which is not taken into account in computing income taxes), in the comparable quarter last year.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 3.2 million additional basic weighted average shares outstanding for the three month period ended March 31, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 2001, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001, diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.  On a pro forma basis, excluding the write-off of in-process research and development acquired, net income would have been $9,471,000, or $0.17 per share on both a basic and diluted share basis, for the first quarter of 2001.  On a pro forma basis, diluted weighted average shares in 2001 would have been 55,809,000.  Diluted weighted average shares in 2002 was 58,649,000, a 2.8 million share increase over pro forma diluted weighted average shares in 2001.  The increase in the number of diluted shares was primarily the result of the issuance of approximately 2.3 million shares to the former shareholders of Myelos and the issuance of shares upon exercise of options, partially offset by the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the first quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2002 was $134,856,000, as compared to $138,778,000 in December 31, 2001.  The decrease was due primarily to a $1,614,000 increase in the current portion of long-term debt and a $31,495,000 decrease in short-term investments, partially offset by a $16,130,000 increase in cash and cash equivalents and a $12,505,000 increase in accounts receivable.

The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company.  Net cash increased by $16,130,000 and $29,134,000 in the three months ended March 31, 2002 and 2001, respectively, due entirely to the sale of short-term investments in those periods.  Cash, cash equivalents and short-term investments decreased by $15,095,000 in the three months ended March 31, 2002, primarily due to net cash of $11,436,000 being used by operating activities and $3,866,000 being used for capital expenditures.  Cash, cash equivalents and short-term investments decreased by $5,408,000 in the three months ended March 31, 2001, primarily due to the Company’s $5,000,000 investment in Omrix Biopharmaceuticals in March 2001.

Net cash (used in) provided by operating activities was $(6,555,000) and $3,141,000 in the three months ended March 31, 2002 and 2001, respectively.  Net income (loss) was $954,000 and $(36,129,000) in the same periods, respectively.  In the three months ended March 31, 2002 the Company used net cash in operating activities despite the net income mainly due to the increase in receivables of $12,505,000, partially offset by a loss on sales of short-term investments that was recognized in 2001 and depreciation and amortization of $4,881,000 and $586,000, respectively.  In the three months ended March 31, 2001 BTG had net cash provided by operating activities despite the net loss primarily due to the write-off of in-process research and development acquired of $45,600,000 and an increase in accounts payable and other current liabilities of $3,673,000 and $2,599,000, respectively, partially offset by an increase in receivables and prepaid expenses of $11,427,000 and $1,075,000, respectively.

Net cash provided by investing activities was $22,227,000 and $25,490,000 in the three months ended March 31, 2002 and 2001, respectively.  Net cash used in investing activities included capital expenditures of $3,866,000 and $4,439,000 in these periods, respectively, primarily for the new manufacturing facility, as well as a $5,000,000 investment in Omrix in the three months ended March 31, 2001.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $458,000 and $503,000 in the three months ended March 31, 2002 and 2001, respectively, which are net proceeds from issuance of common stock primarily resulting from the exercise of stock options in both periods.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000.  Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and qualification activities have commenced and are expected to be completed toward the end of 2002.  BTG will initially locate its production activities for FIBRIMAGE at this new facility, and will thereafter move the remainder of its production activities to this facility.  Through March 31, 2002, BTG has spent approximately $43,095,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $10,000,000 to complete validation activities, of which approximately $500,000 has been expended through March 31, 2002.  In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow BTG to locate its principal research and development activities adjacent to its new manufacturing facility.

In June 2000, Bio-Technology General (Israel) Ltd., BTG’s wholly-owned subsidiary (“BTG-Israel”), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing and are to be repaid monthly over a three year period beginning September 2002 with respect to $10,000,000 of borrowings and March 2003 with respect to the remaining $10,000,000 of borrowings.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At March 31, 2002 the Company had outstanding long-term borrowings of $20,000,000 under the facility.

BTG maintains its funds in commercial paper, money market funds and other liquid debt instruments.

BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities.  The cost of the Company’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The consumer price index (which is used to measure the rate of inflation) decreased approximately 0.5% in the three months ended March 31, 2001, while the Shekel’s value in relation to the U.S. dollar decreased by approximately 3.7%.  For the full year of 2001, the rate of inflation was approximately 1% while the Israeli Shekel was devalued by approximately 9%.  In the three months ended March 31, 2002, the consumer price index increased approximately by 2.4% and the Shekel’s value in relation to the U.S. dollar decreased by approximately 5.7%.  As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decrease in these costs in U.S. dollar terms in the first quarter of 2001 and 2002.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluation of Israeli currency have been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

The Company believes that its remaining cash resources as of March 31, 2002, together with anticipated product sales and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company’s current operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of BTG’s products will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that BTG will not use a substantial portion of its cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of the Company’s future cash requirements will depend in large part on the status of commercialization of the Company’s products, the Company’s ability to enter into additional research and development and licensing arrangements, and the Company’s ability to obtain additional equity investments, if necessary.  There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date BTG’s exposure to market risk has been limited.  Other than one foreign currency exchange rate hedge, BTG does not currently hedge any market risk, although it may do so in the future.  BTG does not hold or issue any derivative financial instruments for trading or other speculative purposes.  In early 2002, BTG purchased forward contracts in the amount of $3,000,000 to hedge part of its commitments in Israeli Shekels, primarily salaries, by locking in the Shekel/U.S. Dollar exchange rate, which had become more volatile in recent months.  These contracts mature during the first half of 2002.

BTG’s obligations under its $20,000,000 revolving credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at March 31, 2002 would result in an increase in its annual interest expense of $200,000.  Because these borrowings relate to the construction of BTG’s new facility, interest expense is currently being capitalized.

BTG’s material interest bearing assets consist of cash and cash equivalents and short–term investments consisting primarily of investments in commercial paper, time deposits and mutual funds which invest in short–term instruments.  BTG’s interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

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

Part  II. OTHER INFORMATION

Item 1.    Legal Proceedings

In 1997 Novo Nordisk A/S (“Novo”) was issued a United States patent with claims to a biosynthetic ripe human growth hormone free of contaminants from pituitary derived human growth hormone and to a biosynthetic ripe human growth hormone produced by a specific process.  As the result of actions taken by BTG, the United States Patent Office Board of Patent Appeals and Interferences (the “Board”) in 2000 declared an interference to determine whether BTG was earlier than Novo to invent the subject matter of the claims in the Novo patent.  In March 2002 the Board ruled in favor of Novo on certain preliminary motions and BTG commenced an action in federal court for review of the Board’s decision.  In April 2002 Novo commenced an action in federal court against BTG and Teva Pharmaceuticals USA, Inc. (“Teva”), BTG’s exclusive distributor of human growth hormone in the United States, claiming that BTG’s manufacture of human growth hormone using its new expression system, and the sale or offer for sale of Tev-TropinTM human growth hormone by Teva in the United States infringes Novo’s patent.  Novo is seeking an injunction that, if issued, would preclude Teva from marketing Tev-TropinTM in the United States.   Novo also seeks unspecified monetary damages.

Item 5.    Other Information and Regulation FD Disclosure

BTG’s PEG-uricase (Puricase®) is completing a Phase I single dose escalation study in patients with intractable gout being conducted at Duke University.  Dose-dependent reductions in serum uric acid levels were observed.  Reactions at the injection site in some subjects and two cases of urticaria have led BTG to conclude that a second Phase I should be conducted in which this drug is administered intravenously as opposed to subcutaneously.  BTG has agreed with the FDA to conduct a subchronic toxicity study of the drug, administered intravenously in dogs before proceeding to this second Phase I study.  Thus, the timetable to approval, assuming that the drug successfully completes all required clinical trials, could be extended by six months or more.

Item 6.    Exhibits and Reports on Form 8-K

(1)           Exhibits

10.1              Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.

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

Dated: May 13, 2002