Form 10-Q
period 2002-06-30
BIO TECHNOLOGY GENERAL CORP
filed 2002-08-14
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common Stock, par value $.01 per share, outstanding as of August 9, 2002: 58,578,341

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2002	December 31, 2001*

ASSETS:
Current Assets
Cash and cash equivalents	$106,626	$75,451
Short-term investments	12,519	43,473
Accounts receivable	21,495	24,538
Inventories	12,445	14,140
Deferred income taxes	5,079	5,079
Prepaid expenses and other current assets	2,949	2,289
Total current assets	161,113	164,970

Deferred income tax	13,539	13,808
Severance pay funded	2,537	2,385
Property and equipment, net	58,245	50,374
Other assets	3,183	3,137
Total assets	$238,617	$234,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,055	$1,146
Accounts payable	10,853	11,522
Current portion of long-term debt	4,483	1,234
Other current liabilities	12,287	11,168
Total current liabilities	28,678	25,070

Negative goodwill	15,282	15,207
Long-term debt	15,557	18,896
Deferred revenues	8,923	9,405
Provision for severance pay	5,517	5,229

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 58,443,000 (58,260,000 at December 31, 2001)	584	582
Additional paid-in capital	211,122	210,193
Accumulated deficit	(47,008)	(50,028)
Accumulated other comprehensive (loss) income	(38)	120
Total stockholders’ equity	164,660	160,867
Total liabilities and stockholders’ equity	$238,617	$234,674

The accompanying notes are an integral part of these consolidated balance sheets.

*  Restated.  See note 2.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001*+	2002	2001*+
Revenues:
Product sales	$42,143	$55,190	$23,205	$25,303
Contract fees	728	576	289	290
Royalties	2,161	1,693	1,145	850
Other revenues	666	411	336	187
	45,698	57,870	24,975	26,630
Expenses:
Research and development	17,037	14,700	8,155	8,779
Cost of product sales	6,660	8,958	3,489	3,819
General and administrative	6,791	5,918	3,566	2,641
Marketing and sales	9,265	9,298	4,816	4,557
Royalties	1,095	911	412	265
Finance	449	17	442	—
Write-off of in-process research and development acquired	—	45,600	—	—
	41,297	85,402	20,880	20,061
	4,401	(27,532)	4,095	6,569

Investment income (loss), net	365	4,073	(570)	1,577
Income (loss) before income taxes	4,766	(23,459)	3,525	8,146

Income taxes	1,746	6,966	1,331	2,479
Net income (loss)	$3,020	$(30,425)	$2,194	$5,667

Earnings per common share:
Basic	$0.05	$(0.54)	$0.04	$0.10
Diluted	$0.05	$(0.54)	$0.04	$0.10

Weighted average number of common and common equivalent shares:
Basic	58,354	56,250	58,403	57,388
Diluted	58,573	56,250	58,498	58,899

The accompanying notes are an integral part of these consolidated financial statements.

*    Investment income has been reclassified from revenue to conform to 2002 presentation.

+           Restated.  See note 2.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value
Balance, December 31, 2001+	58,260	$582	$210,193	$(50,028)	120	$160,867
Comprehensive income:
Net income for six months ended June 30, 2002				3,020		3,020
Unrealized loss on marketable securities, net					(158)	(158)
Total comprehensive income						2,862
Issuance of common stock	179	2	905			907
Exercise of stock options	4		24			24
Balance, June 30, 2002	58,443	$584	$211,122	$(47,008)	$(38)	$164,660

The accompanying notes are an integral part of this consolidated financial statement.

+    Restated.  See note 2.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2002	2001*
Cash flows from operating activities:
Net income (loss)	$3,020	$(30,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,231	1,659
Amortization of negative goodwill	—	(1,033)
Provision for severance pay	288	609
Write-off of in-process research and development acquired	—	45,600
Loss (gain) on sales of short-term investments	5,453	(303)
Provision for inventory reduction	400	—
Non cash compensation costs	—	764
Unrealized loss on investments	1,359	—
Loss on disposal of fixed assets	2	11
Common stock issued as payment for services	35	35
Changes in: Receivables	3,043	(3,862)
Inventories	1,295	(587)
Prepaid expenses and other current assets	(660)	(270)
Deferred revenues	(573)	(576)
Accounts payable	(325)	4,962
Other current liabilities	1,029	3,468

Net cash provided by operating activities

15,597

20,052

Cash flows from investing activities:
Purchase of short-term investments	(6,609)	(1,614)
Capital expenditures	(9,013)	(11,735)
Changes in other long-term assets	(86)	(31)
Severance pay funded (used)	(152)	(40)
Proceeds from sales of fixed assets	—	132
Net cash paid in acquisition	—	(15,320)
Other investment	—	(5,000)
Proceeds from sales of short-term investments	30,542	36,454
Net cash provided by investing activities	14,682	2,846

Cash flows from financing activities:
Proceeds from issuance of common stock	896	5,251

Net increase in cash and cash equivalents	31,175	28,149
Cash and cash equivalents at beginning of period	75,451	26,353
Cash and cash equivalents at end of period	$106,626	$54,502

	Six Months Ended June 30,
	2002	2001*
Supplementary Information
Other information:
Income tax paid	$1,501	$2,036
Interest paid	$289	$662
Acquisition of Myelos Corporation:
Assets acquired	$—	$8,258
Liabilities assumed	—	(1,125)
Negative goodwill	—	(18,313)
Equity issued	—	(19,033)
In-process research and development acquired	—	45,600
Cash paid (including acquisition costs of $1,387)	$—	$15,387
Less - cash acquired	—	(67)
Net cash paid	$—	$15,320

The accompanying notes are an integral part of these consolidated financial statements.

*    Restated.  See note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation.  Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accounting policies continue unchanged from December 31, 2001, except that, as discussed in note 2 below, the costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin® and for a new tablet formulation, which costs were previously capitalized with the approval of Arthur Andersen LLP (BTG’s auditors at the time), are now being expensed.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2:   Restatement of Financial Statements

Based on discussions with KPMG LLP, the Company’s new independent auditors, the Company has determined to restate its financial results for each of the years ended December 31, 1999, 2000 and 2001 to expense (i) the costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin® and for a new tablet formulation, which costs were previously capitalized, and (ii) compensation charges arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of modification.  The financial statements as of December 31, 2001 and for the three and six month periods ended June 30, 2001 included herein have been restated to reflect these expenses.  For the three and six months ended June 30, 2001, the amount originally capitalized but now expensed is $744,000 and $821,000, respectively, and the amount of compensation expense being recognized is $375,000 and $764,000, respectively.  As of December 31, 2001, the restatement resulted in an increase of prepaid expenses and other current assets of $1,122,000 and a decrease in other assets of $3,118,000, an increase in additional paid-in capital of $2,928,000 and an increase in the accumulated deficit of $4,924,000, as compared to the amount originally reported.  As a result of the restatement, the Company’s financial statements for 1999, 2000 and 2001 will have to be reaudited.  Although the Company is not presently aware of any matters that could give rise to changes in these amounts, it is possible that the re-audit of the Company’s financial statements may result in additional changes to the consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 and the consolidated financial statements included herein.

KPMG LLP, the Company’s independent accountants, have not performed a review of the consolidated financial statements included in this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, “Interim Financial Information,” and as required by Rule 10-01(d) of Regulation S-X, because the Company’s consolidated financial statements for periods on and prior to March 31, 2002 will have to be reaudited as discussed above.

Note 3:   New Accounting Pronouncements

In June 2001, the FASB approved SFAS No. 142 entitled “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 we are no longer amortizing the negative goodwill resulting from the March 2001 acquisition of Myelos Corporation, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes beginning in the second quarter of 2001.  Under SFAS No. 142, the negative goodwill balance of $15,207,000 remaining at December 31, 2001 will be maintained on the balance sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due. The amortization of the negative goodwill during the three and six months ended June 30, 2001 of $1,033,000 in both periods reduced the general and administrative expenses in these periods.  The only impact of the adoption of SFAS No. 142 on BTG’s consolidated financial statements is that the negative goodwill recorded in connection with the Myelos acquisition will no longer be amortized.  The amortization of negative goodwill during 2001 reduced our reported general and administrative expense beginning in the second quarter of 2001.  On a pro forma basis, excluding the effect of the amortization of negative goodwill, net income (loss) for the three and six months ended June 30, 2001 would have been $5,109,000 and $(31,548,000), respectively, and earnings (loss) per share on a fully-diluted basis would have been $0.09 and $(0.56), respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2002
compared with three and six months ended June 30, 2001

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

Restatement of Financial Statements

Based on discussions with KPMG LLP, the Company’s new independent auditors, the Company has determined to restate its financial results for each of the years ended December 31, 1999, 2000 and 2001 to expense (i) the costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin® and for a new tablet formulation, which costs were previously capitalized with the approval of Arthur Andersen LLP, the Company’s auditors at the time, and (ii) compensation charges arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of modification.  The financial statements and financial information as of December 31, 2001 and for the three and six month periods ended June 30, 2001 included herein have been restated to reflect these expenses.  For the three and six months ended June 30, 2001, the amount originally capitalized but now expensed is $744,000 and $821,000, respectively, and the amount of compensation expense being recognized is $375,000 and $764,000, respectively.  As of December 31, 2001, the restatement resulted in an increase of prepaid expenses and other current assets of $1,122,000 and a decrease in other assets of $3,118,000, an increase in additional paid-in capital of $2,928,000 and an increase in the accumulated deficit of $4,924,000, as compared to the amount originally reported.

As a result of the restatement, the Company’s financial statements for 1999, 2000 and 2001 will have to be reaudited.  The following table sets forth the effect of the restatement on certain items on the Company’s statement of operations for the years ended 1999, 2000 and 2001:

	1999	2000*	2001
Net income (loss) as reported**	$13,862	$15,895	$(30,287)
Net income (loss) as restated**	$13,261	$13,281	$(31,996)
Diluted earnings (loss) per common share as reported	$0.26	$0.28	$(0.53)
Diluted earnings (loss) per common share as restated	$0.24	$0.23	$(0.56)
Amount capitalized**	$462	$1,598	$1,058
Compensation expense**	$305	$1,591	$1,032
Amounts capitalized and compensation expense as a percentage of total expenses	1.1%	4.9%	1.5%

*              Before effect of change in accounting principle that reduced net income by $8,178,000 and earnings per share by $0.14.
**           In thousands

Although the Company is not presently aware of any matters that could give rise to changes in these amounts, it is possible that the re-audit of the Company’s financial statements may result in additional changes to the consolidated financial statements for the years ended December 31, 1999, 2000 and 2001.

KPMG LLP, the Company’s independent accountants, have not performed a review of the consolidated financial statements included in this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, “Interim Financial Information,” and as required by Rule 10-01(d) of Regulation S-X, because the Company’s consolidated financial statements for periods on and prior to March 31, 2002 will have to be reaudited as discussed above.  As of July 31, 2002, Arthur Andersen is no longer available to perform audits.

Acquisition of Myelos Corporation

On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  At the time of acquisition, Myelos was focused on the development of Prosaptide™ to treat peripheral neuropathy pain.  Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of BTG common stock (based on a value of $8.9564, representing the average closing price of BTG’s common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed)).  BTG is obligated to make additional payments if Prosaptide is successfully commercialized for the treatment of  neuropathic pain or neuropathy.

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a per share value for the approximately 2,344,700 shares of BTG common stock issued in the acquisition of $8.1172, representing the average closing price of BTG’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger, the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,030,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  Beginning in the second quarter of 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones set to trigger payment.

2002 Outlook

For the balance of 2002, the Company anticipates continued growth in product sales, revenues and EPS by comparison with the first six months of this year.  Although BTG anticipates growth in total product sales, it expects the growth in sales of Oxandrin to be partially offset by a lower level of human growth hormone sales in 2002 as compared to 2001.  Due in part to industry-wide pricing pressures in Japan by the Japanese Health Ministry and management of inventory levels by JCR Pharmaceuticals, BTG’s Japanese distributor, the level of sales of BTG’s human growth hormone to JCR for the Japanese market will be adversely affected, despite an increasing market share.  In addition, sales of Delatestryl® for the first six months of 2002 have just about reached the level of total 2001 sales.  Royalty revenues may fall below their 2001 level due to potential generic competition for Mircette®.  Although BTG currently anticipates total 2002 revenues, excluding interest income, of at least $100 million, these anticipated revenues may be affected by the injunction preventing Teva Pharmaceuticals USA, Inc., BTG’s exclusive distributor of human growth hormone in the United States, from introducing BTG’s human growth hormone product and the delay in the planned introduction  of a new Oxandrin tablet until later in the year.

In order to optimize the maturation of BTG’s proprietary pipeline products, BTG is committing significant additional resources to them in 2002. Although the Company had initially expected research and development expense to increase by approximately 40% in 2002, it now anticipates such expense will only increase by approximately 35%.  The decrease in anticipated  research and development expenditures is a result of (i) the Company’s determination not to continue to pursue its SOD product until it reaches a favorable resolution of clinical design issues with the United States Food and Drug Administration (the “FDA”) and (ii) completion of the Company’s Phase I clinical studies of Puricase™, which began in the first quarter of 2002, being delayed as the Company evaluates how best to proceed with the clinical studies in light of topical hypersensitivity reactions in some individuals participating in the study, despite encouraging early observation of the drug’s effectiveness.  Additionally, to fully maximize Oxandrin’s potential and provide stimulus to its growth, marketing and sales expenses are expected to grow this year by approximately 20%.

Given this significant investment in its future growth, the increase in expenses is anticipated to outpace revenue growth and therefore BTG is currently expecting full year EPS to be in the range of fifteen to twenty cents.  BTG’s 2002 EPS will depend in significant measure on the growth in Oxandrin prescriptions and the sales achieved by both the Ross Products Division of Abbott Laboratories in the long-term care market and BTG.  In addition, acquisition activities could affect 2002 EPS.  BTG expects its quarterly EPS in 2002 to vary based on the timing of product sales to customers and research and development and marketing expenses.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company’s statements of operations.

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Products sales	92.2%	95.4%	92.9%	95.0%
Contract fees	1.6	1.0	1.2	1.1
Royalties	4.7	2.9	4.6	3.2
Other revenues	1.5	0.7	1.3	0.7
Total	100.0	100.0	100.0	100.0

Expenses:
Research and development	37.3	25.4	32.6	33.0
Cost of product sales	14.5	15.5	14.0	14.3
General and administrative	14.9	10.2	14.3	9.9
Marketing and sales	20.3	16.1	19.3	17.1
Royalties	2.4	1.5	1.6	1.0
Finance	1.0	0.0	1.8	—
Write-off of in-process research and development acquired	—	78.8	—	—
Total	90.4	147.5	83.6	75.3
	9.6	(47.5)	16.4	24.7
Investment income (loss), net	0.8	7.0	(2.3)	5.9
Income (loss) before income taxes	10.4	(40.5)	14.1	30.6
Income taxes	3.8	12.0	5.3	9.3
Net income (loss)	6.6%	(52.5)%	8.8%	21.3%

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

The following table summarizes the Company’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Oxandrin®	51.9%	62.7%	53.1%	70.7%
Human growth hormone	21.9	20.1	33.9	22.0
BioLon®	8.2	7.4	7.8	7.3
Delatestryl®	17.2	9.3	4.4	—
Other	0.8	0.5	0.8	0.0
Total	100.0%	100.0%	100.0%	100.0%

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

The following table summarizes the Company’s U.S. and international product sales as a percentage of total product sales for the period indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
United States	73.4%	72.8%	65.4%	71.2%
International	26.6	27.2	34.6	28.8
Total	100.0%	100.0%	100.0%	100.0%

Comparison of Six Months Ended June 30, 2002 and June 30, 2001.

Revenues.  Total revenues decreased 21.0% in the six months ended June 30, 2002 to $45,698,000 from $57,870,000 in the six months ended 30, 2001.  The decrease in total revenues from the comparable prior period was mainly due to the decrease in product sales.

Product sales decreased by $13,047,000, or 23.6%, in the six months ended June 30, 2002 from the comparable prior period in 2001.  Oxandrin sales in the six months ended June 30, 2002 were $21,885,000, a decrease of $12,694,000, or 36.7%, from the six months ended June 30, 2001.  BTG experienced a $23,167,000, or 203%, increase in Oxandrin sales in the first half of 2001 primarily due to (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories in the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market, and (ii) stocking by certain wholesalers in anticipation of a price increase.  However, because of this significant increase in Oxandrin purchases by wholesalers in the first half of 2001, purchases of Oxandrin in the same period by Accredo Health Services, Inc., formerly known as Gentiva Health Services, Inc. (“Accredo”), BTG’s wholesale and retail distributor of Oxandrin in the United States, were higher than the levels of its sales of Oxandrin to wholesalers in that period.  As a result, Accredo’s inventory of Oxandrin increased beyond the desired level.  Accordingly, BTG and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by BTG to Accredo more accurately reflected end-user demand.  The decrease in sales of Oxandrin in the first half of 2002 compared to the first half of 2001 is a result of this amendment.  Approximately 73% of BTG’s total 2001 Oxandrin sales of $47,150,000 occurred in the first half of 2001.  Sales of Delatestryl in the first six months ended June 30, 2002 were $7,243,000, an increase of $2,125,000, or 41.5%, compared to the first six months of 2001.  Total 2001 Delatestryl sales were $7,253,000.  Approximately 85.9% of 2002 Delatestryl sales occurred in the first quarter of 2002.  The increase in sales of Delatestryl is due in large part to the United States Food and Drug Administration (“FDA”) not permitting re-introduction of a competing injectable testosterone product used to treat men with hypogonadism (testostrone deficiency) that the FDA had previously stopped.   Sales of human growth hormone and BioLon were $9,240,000 and $3,446,000, respectively, in the first six months of 2002, a decrease of $1,852,000 and $665,000, or 16.7% and 16.2%, respectively, over the comparable period in 2001.  The decreases in sales of human growth hormone and BioLon were primarily due to the purchasing patterns of BTG’s customers.

Contract fees in the six month periods ended June 30, 2002 and 2001 represent mainly contract fees received in prior periods but recognized in the second quarter of 2002 and 2001 in accordance with SAB 101.

Royalties were $2,161,000 in the six months ended June 30, 2002, as compared to $1,693,000 in the same period last year.  These revenues consist mainly of royalties from the licensee of the Company’s Mircette product in both periods and silkis and insulin products in 2002.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

Research and development expense increased 15.9% in the six months ended June 30, 2002 to $17,037,000 from $14,700,000 in the six months ended June 30, 2001.  The increase in research and development expenditures resulted mainly from the addition of research and development activities for Prosaptide following the acquisition of Myelos, as well as increased patent related expenses partially offset by the compensation cost recorded in 2001 associated with amendment of stock options previously granted to former employees as well as decreased cost associated in validating a new formulation of Oxandrin in 2002 as compared to 2001 and decreased compensation costs.

Cost of product sales decreased by 25.7% in the six months ended June 30, 2002 to $6,660,000 from $8,958,000 in the six months ended June 30, 2001, primarily as a result of the 23.6% decrease in product sales.  Cost of product sales as a percentage of product sales decreased to 15.8% in the six months ended June 30, 2002 as compared to 16.2% in the comparable period last year.  Cost of product sales as a percentage of product sales decreased due to the mix of products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense increased by 14.8% in the six months ended June 30, 2002 to $6,791,000 from $5,918,000 in the comparable prior period.  The increase in general and administration expense was due solely to the amortization of negative goodwill resulting from the Myelos acquisition of $1,033,000 which was recorded in the six months ended June 30, 2002. Due to a change in accounting for goodwill and other intangible assets under GAAP, negative goodwill is no longer amortized.  On a proforma basis to exclude the effect of the amortization of negative goodwill, general and administration expense for the first half of 2001 was $6,951,000.  On a proforma basis, general and administrative expense decreased by $160,000, or 2.3%, mainly due to increased merger and acquisition activities and higher consulting and legal fees in the first half of 2001 compared to 2002, partially offset by increased compensation costs in 2002. As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill in 2001) increased to 14.9% in the six months ended June 30, 2000 from 12.0% in the six months ended in June 30, 2001 as a result of the decrease in revenues.

Marketing and sales expense in the six months ended June 30, 2002, remain the same as the prior year period.  As a percentage of product sales, marketing and sales expense increased to approximately 22.0% from 16.8% for the six months ended June 30, 2001 as a result of decreased product sales.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States. In the six months ended June 30, 2002 compensation costs were higher than in the comparable period in 2001 as the Company expanded its field force. This increase was entirely offset by decreased incentive compensation costs.

Royalty expense was $1,095,000 in the six months ended June 30, 2002, as compared to $911,000 in the six months ended June 30, 2001.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

Finance expense in the first half of 2002 of $449,000 resulted principally from interest and CPI linkage payable to the tax authorities in Israel as a result of the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years, as well as exchange rate differences between the U.S. Dollar and the Israeli Shekel.

Write-off of In-Process Research and Development Acquired.  In the six months ended June 30, 2001 BTG wrote off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation, which amount represented the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, in accordance with GAAP the value was expensed as of the acquisition date.

Investment income, net decreased by $3,708,000, over the comparable prior period, due to BTG’s recognition of unrealized capital losses of $1,359,000, consisting of a $900,000 write-down of WorldCom debt securities and a $459,000 decrease in the market value of a debt mutual fund, as well as lower interest rates earned on BTG’s investments, the use of $15,603,000, net to acquire Myelos, the use of approximately $16,900,000 to fund construction of the Company’s new manufacturing facility after June 30, 2001, and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of BTG’s new manufacturing facility in Israel.

Income Taxes.  Provision for income taxes for the six months ended June 30, 2002 was $1,746,000, representing approximately 36.6% of income before income taxes, as compared to $6,966,000, or 33.0% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired and the amortization of negative goodwill, which is not taken into account in computing income taxes), in the comparable period last year.  The increase in the consolidated effective tax rate in the six months ended June 30, 2002 derived mainly from an additional $320,000 tax liability, in addition to the amount accrued in 2001, to be paid in connection with the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 2.1 million additional basic weighted average shares outstanding for the six month period ended June 30, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2001, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001, diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.  On a pro forma basis, excluding the write-off of in-process research and development acquired and amortization of negative goodwill, net income would have been $14,142,000, or $0.25 per share on both a basic and diluted share basis, for the first half of 2001.  On a pro forma basis, diluted weighted average shares in 2001 would have been 57,375,000.  Diluted weighted average shares in 2002 was 58,573,000, a 1.2 million share increase over pro forma diluted weighted average shares in 2001.  The increase in the number of diluted shares was primarily the result of the issuance of approximately 2.3 million shares to the former shareholders of Myelos and the issuance of shares upon exercise of options, partially offset by the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the first quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Comparison of Three Months Ended June 30, 2002 and June 30, 2001.

Revenues.  Total revenues decreased 6.2% in the second quarter of 2002 to $24,975,000 from $26,630,000 in the second quarter of 2001.  The decrease in total revenues from the comparable prior period was entirely due to the decrease in product sales, partially offset by an increase in royalties and other revenues.

Product sales decreased by $2,098,000 or 8.3%, in the three months ended June 30, 2002 from the comparable prior period in 2001.  Oxandrin sales in the three months ended June 30, 2002 were $12,329,000, a decrease of $5,558,000, or 31.1%, from the three months ended June 30, 2001.  BTG experienced an $11,484,000, or 179%, increase in Oxandrin sales in the second quarter of 2001 compared to the same period in 2000 primarily due to (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories in the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market, and (ii) stocking by certain wholesalers in anticipation of a price increase.  However, because of this significant increase in Oxandrin purchases by wholesalers in the second quarter of 2001, purchases of Oxandrin in the second quarter of 2001 by Accredo Health Services, Inc., formerly known as Gentiva Health Services, Inc. (“Accredo”), BTG’s wholesale and retail distributor of Oxandrin in the United States, were higher than the levels of its sales of Oxandrin to wholesalers in that period. As a result, Accredo’s inventory of Oxandrin increased beyond the desired level.  Accordingly, BTG and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by BTG to Accredo more accurately reflected end-user demand.  The decrease in sales of Oxandrin in the second quarter of 2002 compared to the second quarter of 2001 is a result of this amendment.  Sales of Delatestryl in the second quarter of 2002 were $1,024,000.  There were no sales of Delatestryl in the second quarter of 2001.  Product sales of human growth hormone and BioLon® were $7,868,000 and $1,799,000, respectively, in the second quarter of 2002, an increase (decrease) of $2,300,000 and $(80,000), or 41.3% and (4.3)%, respectively, over the comparable period in 2001.  The increase in sales of human growth hormone and decrease in sales of BioLon were primarily due to the purchasing patterns of BTG’s customers.

Contract fees in the three month periods ended June 30, 2002 and 2001 represent contract fees received in prior periods but recognized in the second quarter of 2002 and 2001 in accordance with SAB 101.

Royalties were $1,145,000 in the second quarter of 2002, as compared to $850,000 in the same period last year.  These revenues consist mainly of royalties from the licensee of the Company’s Mircette product in both periods and silkis and insulin products in 2002.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

Research and development expense decreased 7.1% in the second quarter of 2002 to $8,155,000 from $8,779,000 in the second quarter of 2001.  The decrease in research and development expenditures resulted mainly from the compensation cost recorded in 2001 associated with the amendment of stock options previously granted to former employees as well as decreased cost associated in validating a new formulation of Oxandrin in 2002, when this project was completed, as compared to 2001 and decreased compensation costs partially offset by the addition of research and development activities for Prosaptide following the acquisition of Myelos.

Cost of product sales decreased by 8.6% in the three months ended June 30, 2002 to $3,489,000 from $3,819,000 in the three months ended June 30, 2001, primarily as a result of the 8.3% decrease in product sales.  Cost of product sales as a percentage of product sales remained constant at approximately 15%.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense increased by 35% in the three months ended June 30, 2002 to $3,566,000 from $2,641,000 in the comparable prior period.  The increase in general and administration expense was due solely to the amortization of negative goodwill resulting from the Myelos acquisition of $1,033,000 that was recorded in the second quarter of 2001.  Due to a change in accounting for goodwill and other intangible assets under GAAP, negative goodwill is no longer amortized.  On a proforma basis to exclude the effect of the amortization of negative goodwill, general and administration expense for the first quarter of 2001 was $3,674,000. On a proforma basis, general and administrative expense decreased by $108,000, or 2.9%, mainly due to larger consulting and legal fees in the second quarter of 2001 compared to 2002, partially offset by increased compensation costs in 2002. As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill in 2001) increased to 14.3% in the three months ended June 30, 2000 from 13.8% in the three months ended in June 30, 2001 as a result of the decrease in revenues.

Marketing and sales expense increased 5.7% in the second quarter of 2002 to $4,816,000 from $4,557,000 for the prior year period.  As a percentage of product sales, marketing and sales expense increased to approximately 20.8% from 18.0% for the second quarter of 2001.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The increase was primarily due to increased compensation costs as the Company expanded its field force, partially offset by the decreased incentive compensation costs and advertising promotions and market research expenses.

Royalty expense was $412,000 in the three months ended June 30, 2002, as compared to $265,000 in the three months ended June 30, 2001.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

Finance expense in the second quarter of 2002 of $442,000 resulted principally from interest and CPI linkage payable to the tax authorities in Israel as a result of the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years, as well as exchange rate differences between the U.S. Dollar and the Israeli Shekel.

Investment losses were $570,000 in the three months ended June 30, 2002.  In the second quarter of 2002, BTG recognized unrealized capital losses of $1,359,000, consisting of a $900,000 write-down of WorldCom debt securities and a $459,000 decrease in the market value of a debt mutual fund.  These losses were partially offset by interest income of $789,000.

Income Taxes.  Provision for income taxes for the three months ended June 30, 2002 was $1,331,000, representing approximately 37.8% of income before income taxes, as compared to $2,479,000, or 32.7% of income before income taxes (on a pro forma basis excluding the amortization of negative goodwill, which is not taken into account in computing income taxes), in the comparable quarter last year.  The increase in the consolidated effective tax rate in the three months ended June 30, 2002 derived mainly from an additional $320,000 tax liability, in addition to the amount accrued in 2001, to be paid in connection with the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years.  BTG’s consolidated effective tax rate, net differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 1.0 million additional basic weighted average shares outstanding for the three month period ended June 30, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2001, of shares upon the exercise of options and ESPP.  On a pro forma basis, excluding amortization of negative goodwill, net income would have been $5,109,000, or $0.09 per share on both a basic and diluted share basis, for the second quarter of 2001.  BTG had approximately 0.4 million less diluted weighted average shares outstanding for the second quarter of 2002, as compared to the second quarter of 2001. The decrease in the number of diluted shares was primarily to the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the first quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2002 was $132,435,000, as compared to $139,900,000 in December 31, 2001.  The decrease was due primarily to a $3,249,000 increase in the current portion of long-term debt, a $3,043,000 decrease in accounts receivable, a decrease in inventories of $1,695,000 and an increase in other current liabilities of $1,119,000, partially offset by a $660,000 increase in prepaid expenses and other current assets.

The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company.  Net cash increased by $31,175,000 and $28,149,000 in the six months ended June 30, 2002 and 2001, respectively, primarily due to cash being provided by operating activities and the sale of short-term investments in those periods.

Net cash provided by operating activities was $15,597,000 and $20,052,000 in the six months ended June 30, 2002 and 2001, respectively.  Net income (loss) was $3,020,000 and $(30,425,000) in the same periods, respectively.  In the six months ended June 30, 2002, net cash provided by operating activities was greater than the net income mainly due to the loss on sales of short-term investment, decreases in receivables and inventories, an unrealized loss on investments and an increase in other current liabilities in the amounts of $5,453,000, $3,043,000, $1,295,000, $1,359,000 and $1,029,000, respectively, as well as depreciation and amortization of $1,231,000, partially offset by an increase in prepaid expense and other current assets and a decrease in deferred revenues in the amounts of $660,000 and $573,000, respectively.  In the six months ended June 30, 2001 BTG had net cash provided by operating activities despite the net loss primarily due to the write-off of in-process research and development acquired of $45,600,000, an increase in accounts payable and other current liabilities of $4,962,000 and $3,468,000, respectively, and depreciation and amortization of $1,659,000, partially offset by an increase in accounts receivable of $3,862,000 and the amortization of negative goodwill of $1,033,000.

Net cash provided by investing activities was $14,682,000 and $2,846,000 in the six months ended June 30, 2002 and 2001, respectively.  Net cash provided by investing activities included capital expenditures of $9,013,000 and $11,735,000 in these periods, respectively, primarily for the new manufacturing facility, as well as $15,320,000 net cash paid in connection with the acquisition of Myelos and a $5,000,000 investment in Omrix in the six months ended June 30, 2001.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $896,000 and $5,251,000 in the six months ended June 30, 2002 and 2001, respectively, representing net proceeds from issuance of common stock primarily resulting from the exercise of stock options.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000.  Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices has been completed and validation has commenced and is expected to be completed toward the end of 2002.  BTG will then commence the process validation for products manufactured in the existing facility to be transferred to the new facility.  Production of BTG’s products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which BTG anticipates will occur by the end of 2003.  Through June 30, 2002, BTG has spent approximately $39,100,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $5,100,000 to complete validation activities, of which approximately $1,720,000 has been expended through June 30, 2002.  In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow BTG to locate its principal research and development activities adjacent to its new manufacturing facility.

In June 2000, Bio-Technology General (Israel) Ltd., BTG’s wholly-owned subsidiary (“BTG-Israel”), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing and are to be repaid monthly over a three year period beginning September 2002 with respect to $10,000,000 of borrowings and March 2003 with respect to the remaining $10,000,000 of borrowings.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At June 30, 2002 the Company had outstanding long-term borrowings of $20,000,000 under the facility.

BTG maintains its funds in commercial paper, money market funds and other liquid debt instruments.

BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities.  The cost of the Company’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The consumer price index (which is used to measure the rate of inflation)

increased approximately 6% in the six months ended June 30, 2001, and the Shekel’s value in relation to the U.S. dollar decreased by approximately 8%.  For the full year of 2001, the rate of inflation was approximately 1% while the Israeli Shekel was devalued by approximately 9%.  In the six months ended June 30, 2002, the consumer price index increased approximately by 0.4% and the Shekel’s value in relation to the U.S. dollar increased by approximately 2%.  As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decrease in these costs in U.S. dollar terms in the first half of 2001 but an increase in these costs in U.S. dollar terms in the first half of 2002.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluation of Israeli currency has been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

The Company believes that its remaining cash resources as of June 30, 2002, together with anticipated product sales and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company’s current operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of BTG’s products will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that BTG will not use a substantial portion of its cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of the Company’s future cash requirements will depend in large part on the status of commercialization of the Company’s products, the Company’s ability to enter into additional research and development and licensing arrangements, and the Company’s ability to obtain additional equity investments, if necessary.  There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date BTG’s exposure to market risk has been limited.  BTG does not currently hedge any market risk, although it may do so in the future.  BTG does not hold or issue any derivative financial instruments for trading or other speculative purposes.  In early 2002, BTG purchased forward contracts in the amount of $3,000,000 to hedge part of its commitments in Israeli Shekels, primarily salaries, by locking in the Shekel/U.S. Dollar exchange rate, which had become more volatile.  All of these contracts matured by July 1, 2002.

BTG’s obligations under its $20,000,000 revolving credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at June 30, 2002 would result in an increase in its annual interest expense of $200,000.  Because these borrowings relate to the construction of BTG’s new facility, interest expense is currently being capitalized.

BTG’s material interest bearing assets consist of cash and cash equivalents and short-term investments consisting primarily of investments in commercial paper, money market funds and other liquid debt instruments.  BTG’s interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

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

Part II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Bio-Technology General Corp. was held on June 19, 2002.

(b)	(i)	The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

Name	Votes For	Votes Withheld
Herbert J. Conrad	49,660,208	4,019,485
Sim Fass	43,694,468	9,985,225
Carl Kaplan	49,582,508	4,097,185
Allan Rosenfield	49,660,158	4,019,535
David Tendler	49,660,208	4,019,485
Virgil Thompson	49,582,508	4,097,185
Dan Tolkowsky	49,660,208	4,019,485
Faye Wattleton	49,659,658	4,020,035
Herbert Weissbach	49,660,208	4,019,485

Item 6.    Exhibits and Reports on Form 8-K

(1)           Exhibits

None

(2)           Reports on Form 8-K

Current Report on Form 8-K dated  May 8, 2002, as amended, reporting the dismissal of Arthur Andersen LLP as the Company’s independent public accountants and the engagement of KPMG LLP to serve as the Company’s independent public accountants for 2002.

Current Report on Form 8-K dated June 7, 2002, reporting that the United States District Court for the District of Delaware granted Novo Nordisk’s motion for a preliminary injunction prohibiting the sale of Tev-Tropin™ recombinant human growth hormone in the United States.

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

Dated: August 13, 2002