Form 10-K/A
period 2001-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2002-09-25
CIK 722104

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

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☐

Aggregate market value of the Registrant’s Common Stock held by non–affiliates at March 13, 2002 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System):  $293,245,213.  Common Stock outstanding as of March 13, 2002: 58,328,485 shares.

Documents incorporated by reference: None.

PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	1997	1998	1999	2000(2)	2001(3)
	(in thousands except per share data)
Statement of Operations Data(1):
Total revenues	$65,335	$76,855	$83,320	$80,257	$102,246
Total expenses	45,249	51,790	65,091	67,516	127,439
Income (loss) before cumulative effect of change in accounting principle	13,776	17,941	13,408	8,943	(29,926)
Cumulative effect of change in accounting principle	—	—	—	(8,178)	—
Net income (loss)	$13,776	$17,941	$13,408	$765	$(29,926)
Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.29	$0.37	$0.26	$0.16	$(0.52)
Cumulative effect of change in accounting principle	—	—	—	(0.15)	—
Net income (loss)	$0.29	$0.37	$0.26	$0.01	$(0.52)
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.27	$0.36	$0.25	$0.15	$(0.52)
Cumulative effect of change in accounting principle	—	—	—	(0.14)	—
Net income (loss)	$0.27	$0.36	$0.25	$0.01	$(0.52)
Weighted average shares outstanding:
Basic	46,767	48,184	52,348	54,320	57,230
Diluted	51,916	49,848	54,191	56,885	57,230

	As of December 31,
	1997	1998	1999	2000(2)	2001(3)
	(in thousands)
Balance Sheet Data(1):
Working capital	$68,271	$110,359	$120,587	$154,089	$139,472
Total assets	94,711	142,797	162,538	209,960	235,086
Long-term liabilities	3,975	3,818	4,333	24,593	24,125
Stockholders’ equity	82,156	123,179	140,534	152,645	157,540

(1)           We have determined to restate our financial results for each of the years ended December 31, 1999, 2000 and 2001.  The principal adjustments are as follows:  (i) development and start-up costs associated with establishing alternate manufacturing sources for our approved drug OXANDRIN and for a new tablet formulation, which costs were previously capitalized, have been expensed in the year incurred; (ii) manufacturing development costs associated with a product we were developing, which costs were originally capitalized and written-off in 1999 when we terminated research on this product, have been expensed in the year incurred; (iii) compensation charges resulting from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements have been recognized in the period of modification; (iv) a 1999 product sale has been reversed to reflect significant uncertainties concerning the realization of the invoiced amount at the time of sale; (v) recognition of an up-front contract fee related to a development and distribution agreement, originally treated as a milestone payment, has been deferred in accordance with Staff Accounting Bulletin 101 (“SAB 101”); and (vi) reestablishment of assets previously written off against negative goodwill associated with the Myelos acquisition and subsequent depreciation and amortization of such assets and additional amortization of negative goodwill.  See note 2 of the notes to our consolidated financial statements included elsewhere herein.  The selected consolidated financial data for the years ended December 31, 1997 and 1998 and as of December 31, 1997, 1998 and 1999 have been adjusted in accordance with the foregoing adjustments and are unaudited.

(2)           Effective January 1, 2000, BTG adopted SAB 101 issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000 and $1,156,000 was recognized as contract fee revenue in 2001.  The related revenues are now being recognized over the term of the related agreements.

(3)           In connection with our acquisition of Myelos and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,914,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill was being amortized over its expected useful life of five years, and had the effect of reducing reported expenses by $2,961,000 during 2001.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

The following table sets forth BTG’s pro forma results of operations as if SAB 101 had been in effect since January 1, 1997.  Because BTG adopted SAB 101 as of January 1, 2000, there is no difference between BTG’s actual and pro forma results of operations for the years ended December 31, 2000 and 2001, other than the cumulative effect adjustment recognized in 2000.

	Year ended December 31,
	1997	1998	1999
	(in thousands except per share data)
Total revenues	$64,355	$76,210	$73,742
Total expenses	45,249	51,790	65,091
Net income	13,162	17,220	7,278
Earnings per common share:
Basic	$0.28	$0.36	$0.14
Diluted	$0.25	$0.35	$0.13
Weighted average shares outstanding:
Basic	46,767	48,184	52,348
Diluted	51,916	49,848	54,191

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Annual Report on Form 10-K/A concerning BTG’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by BTG and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K and this Amended Annual Report on Form 10-K/A.

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

Effective January 1, 2000, BTG adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000 and $1,156,000 was recognized as contract fee revenue in 2001.  The related revenues are now being recognized over the estimated term of the related agreements.

Restatement of Financial Statements

We have determined to restate our financial statements for each of the years ended December 31, 1999, 2000, and 2001.  The principal adjustments are as follows:

—Our financial statements include expenses of $680,000 in 1999, $1,379,000 in 2000 and $1,058,000 in 2001 for development and start-up costs associated with establishing alternate manufacturing sources for our approved drug Oxandrin and for a new tablet formulation, which costs were originally capitalized.

—In 1999 we wrote off $1,894,000 of manufacturing development costs associated with a product under development, which costs were originally capitalized, when we terminated research on this product.  These costs have now been expensed in the year incurred.  The financial statements have been adjusted to eliminate the effect of this write-off from the 1999 consolidated statements of operations and to adjust the accumulated deficit as of December 31, 1998 to write off this cost, net of tax effect.

—Our financial statements include compensation charges of $318,000 in 1999, $1,592,000 in 2000 and $1,024,000 in 2001, arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification.  Additionally, additional paid-in-capital and accumulated deficit as of December 31, 1998 have each been increased by $2,209,000 to reflect the effect of stock option modifications prior to 1999.

—A 1999 product sale to, and the subsequent repurchase of this product in 2001 from, a distributor in the amount of $2,000,000 and the related cost of goods sold of $385,000 have been excluded from the 1999 consolidated financial statements because of significant uncertainties concerning the realization of the invoiced amount at the time of sale.

—A $5,000,000 up-front contract fee related to a development and distribution agreement that we considered a milestone payment and originally recognized in its entirety as revenue in 2000 has been deferred and is being amortized over the estimated life of the agreement in accordance with Staff Accounting Bulletin 101.

—In 2001 we wrote off against negative goodwill $844,000 of assets acquired in the Myelos acquisition.  We reestablished these assets on our balance sheet and our 2001 financial statements include $229,000 of depreciation and amortization of such assets and additional amortization of negative goodwill in the amount of $138,000.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	2000		2001
	As Previously Reported	Restated	As Previously Reported	Restated
Balance Sheet:
Total current assets	$172,072	$172,073	$163,848	$163,848
Total assets	213,225	209,960	236,670	235,086
Total current liabilities	18,728	17,984	25,070	24,376
Total liabilities	53,872	57,315	73,807	77,546
Accumulated deficit	(14,817)	(25,644)	(45,104)	(55,570)
Total stockholders’ equity	159,353	152,645	162,863	157,540

	1999		2000		2001
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
Revenues	$85,320	$83,320	$84,944	$80,257	$101,965	$102,246
Expenses	66,561	65,091	64,574	67,516	126,881	127,439
Income (loss) before income taxes and cumulative effect of change in accounting principle	18,759	18,229	20,370	12,741	(24,916)	(25,193)
Tax expense	4,897	4,821	4,475	3,798	5,371	4,733
Net income (loss)	13,862	13,408	7,717	765	(30,287)	(29,926)
Net earnings (loss) per common share:
Basic	0.26	0.26	0.14	0.01	(0.53)	(0.52)
Diluted	0.26	0.25	0.14	0.01	(0.53)	(0.52)

As a result of the above adjustments, the Company’s December 31, 1998 additional paid in capital and accumulated deficit changed from the previously reported amounts of $161,164,000 and $(36,396,000) to $163,373,000 and $(39,827,000), respectively.

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

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of BTG common stock issued in the acquisition of $8.1172, representing the average closing price of BTG’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,914,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

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

Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc. (“Omrix”), BTG loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship.  BTG determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis).  Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.  During the fourth quarter of 2001, BTG determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote-down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.  This write-down is included as a component of realized and unrealized loss on investment and other financing expense.

2002 Outlook

We currently anticipate total 2002 revenues, excluding interest income, of at least $100 million.  Although we also anticipate growth in total product sales, we expect the growth in sales of OXANDRIN to be partially offset by a lower level of human growth hormone sales in 2002 as compared to 2001.  Due in part to industry-wide pricing pressures in Japan by the Japanese Health Ministry and JCR’s management of inventory levels, the level of sales of our human growth hormone to JCR for the Japanese market will be adversely affected, despite an increasing market share.  Based on wholesaler orders through February 2002, revenues from DELATESTRYL sales are currently anticipated to exceed those of 2001.  Royalty revenues may fall below their 2001 level due to potential generic competition for MIRCETTE.  In addition, our anticipated revenues for 2002 may be affected by the injunction preventing Teva Pharmaceuticals USA, Inc., BTG’s exclusive distributor of human growth hormone in the United States, from introducing BTG’s human growth hormone product and the delay in the planned introduction  of a new OXANDRIN tablet until later in the year.

In order to optimize the maturation of BTG’s proprietary pipeline products, BTG is committing significant additional resources to them in 2002.  Although we had initially expected research and development expense to increase by approximately 40% in 2002, we now anticipate such expense will only increase by approximately 35%.  The decrease in anticipated research and development expenditures is a result of (i) our determination not to continue to pursue our SOD product until we reach a favorable resolution of clinical design issues with the FDA and (ii) completion of our Phase I clinical studies of PURICASE™, which began in the first quarter of 2002, being delayed as we evaluate how best to proceed with the clinical studies in light of topical hypersensitivity reactions in some individuals participating in the study, despite encouraging early observation of the drug’s effectiveness.  Additionally, to fully maximize OXANDRIN’s potential and provide stimulus to its growth, marketing and sales expenses are expected to grow this year by approximately 20%.

Given this significant investment in our future growth, the increase in expenses is anticipated to outpace revenue growth and therefore we are expecting full year EPS to be in the range of fifteen to twenty cents.  Our 2002 EPS will depend in significant measure on the growth in OXANDRIN prescriptions and the sales achieved by both Ross and BTG.  In addition, acquisition activities could affect our 2002 EPS.  We expect our quarterly EPS in 2002 to vary based on the timing of product sales to customers and research and development and marketing expenses.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  The items in our consolidated financial statements requiring significant estimates and judgments are as follows:

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

•      Contract Fees.  In accordance with SAB 101, we recognize revenue for up-front nonrefundable contract fees received in respect of the license of marketing and distribution rights over the estimated term of the related agreement.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which begin on page 20 of this Annual Report on Form 10-K/A which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

The following table sets forth for the fiscal periods indicated the percentage of our revenues represented by certain items reflected on our consolidated statements of operations.

	Year Ended December 31,
	1999	2000	2001
Revenues:
Product sales	72.4%	77.5%	85.2%
Contract fees	17.8	6.9	1.6
Royalties	2.1	3.9	3.7
Other revenues	2.1	2.4	2.2
Interest	5.6	9.3	7.3
Total revenues	100.0%	100.0%	100.0%
Expenses:
Research and development	26.5%	31.6%	27.2%
Cost of product sales	13.0	12.3	12.1
General and administrative	14.6	15.8	10.1
Marketing and sales	20.0	21.9	16.6
Commissions and royalties	3.8	2.3	1.9
Realized and unrealized loss on investment and other financing expense	0.2	0.2	12.1
Write-off of in-process research and development acquired	—	—	44.6
Total expenses	78.1	84.1	124.6

Income (loss) before income taxes and cumulative effect of change in accounting principle	21.9	15.9	(24.6)
Income tax expense	5.8	4.6	4.6
Income (loss) before cumulative effect of change in accounting principle	16.1	11.3	(29.2)
Cumulative effect of change in accounting principle	—	10.2	—
Net income (loss)	16.1%	1.1%	(29.2)%

The following table sets forth for the fiscal periods indicated our statement of operations on a pro forma basis (i) as if SAB 101 had been in effect since January 1, 1999 and (ii) excluding in 2001 the effect of (a) the write-off of in-process research and development acquired resulting from the Myelos acquisition, (b) the benefit derived from the amortization of negative goodwill resulting from the Myelos acquisition, (c) the recognition of a capital loss of approximately $9 million on our short-term investments, which generated interest income considerably in excess of the capital loss, (d) the partial write-off of $3 million of the $5 million we invested in Omrix in 2001 as an other than temporary impairment, given current market conditions and the difficulty in assessing the value of a private company, and (e) the tax effect of the recognition of the capital loss and the partial write-off.  The table also sets forth for the fiscal periods indicated the pro forma percentage of revenues represented by these items.

	Year ended December 31,
	1999		2001
	(dollars in thousands )
Revenues:
Product sales	$60,332	81.8%	$87,106	85.2%
Contract fees	5,270	7.1	1,656	1.6
Royalties	1,761	2.4	3,817	3.7
Other revenues	1,746	2.4	2,195	2.2
Interest income	4,633	6.3	7,472	7.3
	73,742	100.0	102,246	100.0
Expenses:
Research and development	22,050	29.9	27,778	27.2
Cost of product sales	10,839	14.7	12,388	12.1
General and administrative	12,141	16.4	13,252	13.0
Marketing and sales	16,652	22.6	17,006	16.6
Commissions and royalties	3,221	4.4	1,975	1.9
Realized and unrealized loss on investment and other financing expense	188	0.3	170	0.2
	65,091	88.3	72,569	71.0
Income before income taxes	8,651	11.7	29,677	29.0
Income taxes	1,373	1.8	9,247	9.0
Net income	$7,278	9.9%	$20,430	20.0%

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

The following table summarizes BTG’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Year ended December 31,
	1999	2000	2001
OXANDRIN	38%	52%	54%
BIO-TROPIN	30	33	27
BIOLON	14	10	10
DELATESTRYL	17	4	8
Other	1	1	1
Total	100%	100%	100%

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

Quarterly fluctuations in sales of OXANDRIN have had a significant impact on our quarterly results of operations.  Quarterly sales of OXANDRIN in 1999, 2000 and 2001 are set forth in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
1999	$6,733	$4,839	$6,108	$5,255	$22,935
2000	5,009	6,403	10,889	9,886	32,187
2001	16,692	17,887	4,575	7,996	47,150

Our sales of OXANDRIN consist of sales to Accredo Health Services, Inc., formerly known as Gentiva Health Services, Inc. (“Accredo”), our wholesale and retail distributor of OXANDRIN in the United States, and the Ross Products Division of Abbott Laboratories.  The decrease in OXANDRIN sales in the second half of 1999 was due to the OXANDRIN inventory reduction that Accredo began in April 1999 as a result of a slowing in the rate of increase in OXANDRIN prescriptions.  The increase in OXANDRIN sales in each of the last three quarters of 2000 was due to Accredo’s completion, in May 2000, of this OXANDRIN inventory reduction.  The increase in OXANDRIN sales during the first half of 2001 was due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carries, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Accredo.

Upon completion of its inventory reduction in May 2000, Accredo began to purchase, on a monthly basis, an amount of OXANDRIN equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in OXANDRIN purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of OXANDRIN into the long-term care market, Accredo’s purchases of OXANDRIN in the second quarter of 2001 were higher than the levels of its sales of OXANDRIN to wholesalers in that period. As a result, Accredo’s inventory of OXANDRIN increased beyond the desired level.  Accordingly, BTG and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of OXANDRIN until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of OXANDRIN by BTG to Accredo more accurately reflected end-user demand.  As a result, sales of OXANDRIN in the second half of 2001 were $22,008,000 lower than in the first half of 2001 and $8,204,000 lower than in the second half of 2000.

Accredo’s reduction in OXANDRIN inventory adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in 1999 and 2000.  Reductions in wholesaler purchases of OXANDRIN from Accredo in the second, third and fourth quarters of 2001 and significantly reduced purchases of OXANDRIN by Accredo in the second half of 2001 adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), BTG’s sales to Accredo and Ross will fluctuate from quarter to quarter.  There can be no assurance that Accredo will not determine to further reduce its OXANDRIN inventory levels.

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

The following table summarizes BTG’s United States and international product sales as a percentage of total product sales for the periods indicated:

	Year ended December 31,
	1999	2000	2001
Domestic	58%	56%	64%
Foreign	42	44	36%
Total	100%	100%	100%

Domestic sales as a percentage of total product sales has fluctuated due primarily to a reduction in purchases of OXANDRIN by BTG’s distributor in the U.S. from April 1999 through May 2000 and increased sales of OXANDRIN to BTG’s distributor in the U.S. in the second half of 2000 and the first half of 2001.

Comparison of Years Ended December 31, 2001, 2000 and 1999

Revenues.  Revenues in 2001 increased 27% to $102,246,000 from $80,257,000 in 2000, which represented a 4% decrease from $83,320,000 in 1999. Product sales increased 40% in 2001 to $87,106,000 from $62,149,000 in 2000, which itself was a 3% increase from 1999 product sales of $60,332,000. The changes in revenues between 1999, 2000 and 2001 were primarily driven by changes in product sales, principally OXANDRIN, and contract fees.

Sales of OXANDRIN in 2001, 2000 and 1999 were approximately $47,150,000, $32,187,000, and $22,935,000, respectively, representing 54%, 52% and 38%, respectively, of BTG’s total product sales in those periods.  Sales of OXANDRIN to Accredo in 2001, 2000 and 1999 were $38,775,000, $30,885,000 and $22,708,000, net, respectively, representing 82%, 96% and 99%, respectively, of BTG’s total sales of OXANDRIN.  In 2001 sales of OXANDRIN increased $14,963,000, or 46%, from 2000 sales.  Sales of OXANDRIN increased $23,167,000 in the first half of 2001 due to: (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carries, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Accredo.  Sales of OXANDRIN in the second half of 2001 decreased $8,204,000 from the comparable period in 2000 due to Accredo’s increased purchases of OXANDRIN in the second half of 2000 following completion of its inventory reduction and decreased purchases in the second half of 2001 to reduce inventory.  In 2000 sales of OXANDRIN increased $9,252,000, or 40%, as Accredo completed the reduction in the amount of OXANDRIN inventory it carried in May 2000.

Sales of hGH in 2001, 2000 and 1999 were approximately $23,862,000, $20,585,000 and $18,004,000, respectively, representing 27%, 33% and 30%, respectively, of BTG’s total product sales in those periods.  Sales of human growth hormone increased in 2001 by $3,277,000, or 16%, over 2000 sales.  Sales of human growth hormone increased in 2000 by $2,581,000, or 14%, over 1999 sales.  The increase in sales of hGH in 2001 and 2000 was mainly due to increased sales to JCR and Ferring.  Sales of hGH to JCR in 2001, 2000 and 1999 were approximately $16,292,000, $12,975,000 and $10,507,000, respectively, representing 19%, 21% and 17%, respectively, of BTG’s total product sales in those periods and 68%, 63% and 58%, respectively, of BTG’s total hGH sales in those periods.  Sales of hGH to the Ferring Group were approximately $5,889,000, $4,812,000 and $3,619,000 in 2001, 2000 and 1999, respectively, representing 7%, 8% and 6%, respectively, of BTG’s total product sales in those periods and 25%, 23% and 20%, respectively, of BTG’s total hGH sales in those periods.

Sales of Delatestryl and BioLon increased in 2001 by $4,671,000 and $2,110,000, or 181% and 34%, respectively, from 2000 levels.  In 2000 sales of DELATESTRYL and BIOLON decreased $7,523,000 and $2,443,000, or 74% and 29%, respectively, from 1999 levels.  We had no sales of DELATESTRYL in the second and third quarters of 2000.  DELATESTRYL sales increased substantially in 1999 when the FDA stopped the production of a competing injectable testosterone product used to treat men with hypogonadism (testosterone deficiency).  The decrease in sales of DELATESTRYL in 2000 relates to Accredo’s election to reduce its DELATESTRYL inventory in anticipation of the FDA’s again permitting the production of the competing injectable testosterone product.  Increased sales of DELATESTRYL in 2001 resulted from the fact that the FDA has yet to approve production of this competing product.  The decrease in sales of BIOLON in 2000 was primarily the result of a halt in product shipments to the U.S. beginning in the first quarter of 2000 pending FDA approval of a supplemental application relating to an upgrade in BTG’s manufacturing process to conform it to a higher standard of quality implemented by BTG.  BTG resumed shipments to the U.S. in the first quarter of 2001, although shipments again stopped in the fourth quarter of 2001 as the FDA was not able to inspect the new manufacturing facility of BTG’s contract sterilizer for BIOLON due to the violence in Israel until August 2002.

For the year ended December 31, 2001 contract fees were $1,656,000, which represent contract fees received in prior periods but recognized in 2001 in accordance with SAB 101. For the years ended December 31, 2000 and 1999, contract fees, which consist of licensing and option to license fees, amounting to $5,542,000 and $14,848,000, or 7% and 18%, respectively, of total revenues, were earned from certain of BTG’s collaborative partners.  Of the contract fees earned in 2000, $2,500,000, or 45% of total contract fees, was earned as a milestone payment under BTG’s strategic alliance with Teva focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for BTG’s hGH, and $1,475,000, or 27% of total contract fees, was earned in respect of the BIO-HEP-B vaccine.  Under SAB 101, contract fees in 2000 include $853,000 of contract fees paid in prior periods, or 15% of total contract fees, as well as $313,000, or 6% of total contract fees, of the $5,000,000 received in 2000 in respect of ARTHREASE; the remaining $4,687,000 of this fee has been deferred in accordance with SAB 101.  Of the contract fees earned in 1999, $10,000,000, or 67% of total contract fees, was earned in respect of BTG’s strategic alliance with Teva, and $4,197,000, or 28% of total contract fees, was earned in respect of the license of distribution rights for Insulin on a substantially worldwide basis.  Approximately $10,114,000 of the contract fees earned in 1999 have been included in the cumulative effect of change in accounting principle.  On a pro forma basis as if SAB 101 had been in effect since January 1, 1999, contract fees in 1999 would have been $5,270,000, or 7% of total revenues.

Royalties in 2001, 2000 and 1999 consist mainly of net royalties in respect of the MIRCETTE product in the amount of $3,817,000, $3,139,000 and $1,761,000, respectively.

Other revenues consist primarily of funding from the Chief Scientist, which represented 100%, 81% and 89% of other revenues in the years ended December 31, 2001, 2000 and 1999, respectively.

Interest income was $7,472,000, $7,496,000 and $4,633,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  In 2001 interest income decreased slightly, as the total of cash, cash equivalents and short-term investments decreased $646,000 from December 31, 2000 to December 31, 2001. The decreased cash balances (including short-term investment) resulted mainly from the use of approximately $15,603,000, net to acquire Myelos, the use of approximately $22,098,000 to fund construction of the Company’s new manufacturing facility in 2001 and the use of $5,000,000 to purchase shares of Omrix, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of the Company’s new manufacturing facility in Israel. The increase in interest income in 2000 was derived primarily from an increase in cash balances resulting from option exercises and cash flow from operations in 2000.

Research and Development Expense.  Expenditures for research and development were $27,778,000, $25,331,000 and $22,050,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The increase in research and development expenditures in 2001 compared to 2000 resulted mainly from the increase in research and development personnel and legal fees related to patent maintenance and patent interference proceedings, as well as the addition of research and development activities for PROSAPTIDE following the acquisition of Myelos, partially offset by decreased expenses associated with developing alternate manufacturing sources for OXANDRIN and for a new tablet formulation in 2001 compared to 2000 and decreased compensation charges in 2001 compared to 2000 arising from modification of the periods of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements.  The increase in research and development expenditures in 2000 was mainly due to the increase in research and development personnel and other expenses associated with these additional personnel, increased expenses associated with developing an alternate manufacturing source for OXANDRIN and for a new tablet formulation and compensation costs associated with the modification of stock options discussed above, partially offset by a decreased level of grants by BTG for clinical studies.

Cost of Product Sales.  Cost of product sales was $12,388,000, $9,887,000 and $10,839,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  Cost of product sales as a percentage of product sales was 14%, 16% and 18% in 2001, 2000 and 1999, respectively.  Cost of product sales in 2001 increased in absolute terms as a result of increased product sales, but decreased as a percentage of product sales, primarily as a result of OXANDRIN accounting for a significant portion of the increase in product sales.  Cost of product sales in 2000 decreased, both in absolute terms and as a percentage of revenues, primarily as a result of increased sales of OXANDRIN and decreased sales of DELATESTRYL and BIOLON.  OXANDRIN has a relatively low cost of manufacture as a percentage of product sales, while BIOLON has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and Administrative Expense.  General and administrative expense was $10,291,000, $12,685,000 and $12,141,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  The decrease in 2001 resulted from the amortization of $2,961,000 of negative goodwill resulting from the Myelos acquisition. On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for 2001 was $13,252,000, an increase of 4% from the comparable period in 2000. The increase in general and administrative expense (excluding the effect of the amortization of negative goodwill) was primarily due to increased compensation costs, partially offset by a decrease in legal fees (litigation) as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of the Company’s declaratory judgment action against Genentech in respect of the Company’s human growth hormone product in the United States.

Marketing and Sales Expense.  Marketing and sales expense was $17,006,000, $17,614,000 and $16,652,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  These expenses primarily related to the sales and marketing force in the United States that BTG established principally in the second half of 1995 and during 1996 to promote distribution of OXANDRIN in the United States.  The decrease in marketing and sales expense in 2001 compared to last year derived mainly from decreased advertising, promotional and market research activities, partially offset by increased compensation costs.  The increase in 2000 was primarily due to additional marketing and sales expenses, primarily resulting from increased personnel and increased advertising, promotional and market research activities, arising from the growth of BTG’s product sales.

Commissions and Royalties.  Commissions and royalties were $1,975,000, $1,879,000 and $3,221,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  These expenses consist primarily of royalties to entities from which BTG licensed certain of its products and to the Chief Scientist. Commissions and royalties in 1999 included $1,485,000, net of commissions received in respect of Serono’s sales of its human growth hormone to Accredo, which commissions we subsequently refunded because Accredo was unable to sell most of Serono’s human growth hormone product before it expired.

Realized and Unrealized Loss on Investment and Other Financing Expense.  In 2001 we recognized realized and unrealized capital losses of $9,231,000 on short-term investments that were liquidated in December 2001 and January 2002.  Since January 1, 1996, we earned in excess of $20,000,000 on these investments.  During the fourth quarter of 2001, we determined that the decline in the value of our investment in Omrix was other than temporary and, accordingly, wrote-down the value of this $5,000,000 investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

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

Income Taxes.  Provision for income taxes for the years ended December 31, 2001, 2000 and 1999 was $4,733,000, $3,798,000 and $4,821,000, respectively, representing approximately 27.1% (on a pro forma basis excluding the write-off of in-process research and development acquired and amortization of negative goodwill, which are not taken into account in computing income taxes), 29.8% and 26.4% of income before income taxes.  BTG’s consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that affect the tax rate.  In 2001 BTG recorded a provision for additional taxes as a result of a tax audit that BTG-Israel was undergoing covering the 1997 through 2000 tax years.  The tax audit was settled in the second quarter of 2002, and an additional $320,000 of tax was accrued at that time.

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

On a pro-forma basis, excluding the write-off of in-process research and development acquired, amortization of negative goodwill, the realization of capital losses on short-term investments and the partial write-off of the Omrix investment, net income would have been $20,430,000, or $0.36 per share  and $0.35 per share, respectively, on a basic and diluted share basis.  Diluted weighted average shares outstanding would have been 58,528,000, an increase of approximately 1.3 million shares from 2000, primarily as a result of the higher basic weighted average shares outstanding for 2001, partially offset by the fact that less outstanding options were considered common equivalents because their exercise price was above the average fair market value of the common stock for 2001, which average fair market value was lower than in the same period last year.

Cumulative Effect of Change in Accounting Principle.  Effective January 1, 2000, BTG adopted SAB 101.  As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 was recognized as contract fee revenue in 2000.  The related revenues are now being recognized over the estimated term of the related agreements.

Liquidity and Capital Resources

Our working capital at December 31, 2001, was $139,472,000 as compared to $154,089,000 at December 31, 2000.  The decrease in working capital at December 31, 2001 was primarily due to a decrease in accounts receivable as BTG shortened the average terms of payment to its customers.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by BTG.  Net cash increased by $49,098,000, $7,650,000, and $9,272,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  The large increase in 2001 was primarily due to the sale of short-term investments.

Net cash provided by operating activities was $37,760,000, $15,267,000 and $46,405,000 in the years ended December 31, 2001, 2000 and 1999, respectively.  Net (loss) income was $(29,926,000), $765,000 and $13,408,000 in the same periods, respectively.  In 2001 we had net cash provided by operating activities despite the net loss, mainly due to the write-off of in-process research and development acquired of

$45,600,000, a decrease in accounts receivable of $14,572,000, an unrealized loss on investments, net of $8,963,000, an increase in accounts payable of $5,178,000, depreciation and amortization of $2,937,000, a realized loss on the sale of short-term investments, net of $1,735,000, and compensation expense of $1,024,000 resulting from the modification of options previously granted, partially offset by an increase in inventories of $3,875,000, an increase in deferred income tax of $3,957,000, amortization of negative goodwill of $2,961,000 and deferred revenues of $1,656,000.  In 2000 net cash provided by operating activities was greater than net income, mainly due to the cumulative effect of the accounting change resulting from the adoption of SAB 101 of $8,178,000 (net of income taxes), deferred revenues of $3,834,000, depreciation and amortization of $2,861,000 and compensation expense of $1,592,000 resulting from the modification of options previously granted, partially offset by an increase in inventories and accounts receivable of $1,256,000 and $973,000, respectively.  In 1999 net cash provided by operating activities was greater than net income, mainly due to a decrease in accounts receivable of $30,260,000, depreciation and amortization of $3,014,000 and an increase of accounts payable of $2,343,000, partially offset by an increase in inventories of $5,925,000.

Net cash provided by (used in) investing activities was $3,651,000, $(37,401,000) and $(44,145,000) in the years ended December 31, 2001, 2000 and 1999, respectively.  Net cash used in investing activities included capital expenditures of $23,974,000, $10,913,000 and $11,432,000 in these periods, respectively, consisting of approximately $21,758,000, $8,950,000 and $9,517,000, respectively, for the purchase and reconstruction of a new manufacturing facility, with the remainder in all periods primarily for laboratory and manufacturing equipment and infrastructure.  In 2001, net cash used in investing activities also includes the $5,000,000 investment in Omrix and $15,603,000, net used in connection with the acquisition of Myelos.  The remainder of the net cash used in investing activities, in all periods, was primarily for purchases and sales of short-term investments.

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

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000. Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and validation has commenced and is expected to be completed toward the end of 2002.  BTG will then commence the process validation for products manufactured in the existing facility to be transferred to the new facility.  Production of BTG’s products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which BTG anticipates will occur by the end of 2003.  We expect it will cost approximately $40,000,000 to complete the production facility (excluding the cost of purchasing the facility), of which approximately $33,975,000 had been expended through December 31, 2001.  At December 31, 2001, BTG had outstanding commitments of $4,467,000 related to completion of this facility. In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow BTG to locate its principal research and development activities adjacent to our new manufacturing facility.

In June 2000 BTG-Israel entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by BTG.  At December 31, 2001, BTG had outstanding long-term borrowings of $20,000,000 under the facility.

On September 20, 2002, we agreed to acquire Rosemont Pharmaceuticals, Limited, a leader in the UK market for oral formulations of branded non-proprietary drugs.  The purchase price of £64,000,000, or approximately $99,100,000 (£61,000,000 or approximately $95,000,000 net of Rosemont's anticipated cash balances on closing), will be paid out of BTG's available cash resources.  The acquisition is expected to close by September 30, 2002.  In connection with the acquisition, BTG entered into a forward contract for the delivery of £64,000,000 on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).

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

Below is a table which presents our contractual obligations and commitments at December 31, 2001:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1-3 years	4-5 years	After 5 years	Undetermined(3)
Long-term debt	$20,000,000	$1,111,000	$13,334,000	$5,555,000	—	—
Capital lease obligations	$130,000	$123,000	$7,000	—	—	—
Operating leases (1)	$2,399,000	$1,728,000	$671,000	—	—	—
Unconditional purchase commitments(2)	$4,467,000	$4,467,000	—	—	—	—
Other long-term obligations (3)	$2,845,000	—	—	—	—	$2,845,000
Total contractual cash obligations	$29,841,000	$7,429,000	$14,012,000	$5,555,000	—	$2,845,000

(1)  BTG’s lease of its headquarters in the United States expires in October 2003.  The table does not reflect BTG's lease of new U.S. headquarters' space, entered into in June 2002.  The new lease provides for an average annual rent of $444,000 and expires in June 2012.

(2)  Consists of commitments relating to the construction of BTG’s new manufacturing facility in Israel.

(3)  Consists of severance benefits payable under Israeli law.  Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years.

New Accounting Pronouncements

In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 141 is applied to all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 we will no longer amortize the negative goodwill resulting from the Myelos acquisition, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes.  Under SFAS No. 142, the negative goodwill balance of $15,953,000 remaining at December 31, 2001 will be maintained on the Balance Sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due.  The adoption of SFAS No. 141 had no impact on BTG’s consolidated financial statements.  The only impact of the adoption of SFAS No. 142 on BTG’s consolidated financial statements is that the negative goodwill recorded in connection with the Myelos acquisition will no longer be amortized.  The amortization of negative goodwill during 2001 reduced our reported general and administrative expense.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date our exposure to market risk has been limited.  Other than one foreign currency exchange rate hedge, we do not currently hedge any market risk, although we may do so in the future.  We do not hold or issue any derivative financial instruments for trading or other speculative purposes.  In early 2002, BTG purchased forward contracts in the amount of $3,000,000 to hedge part of its commitments in Israeli Shekels, primarily salaries, by locking in the Shekel/U.S. Dollar exchange rate, which had become more volatile in recent months.  All of these contracts matured by July 1, 2002.

Our obligations under our $20,000,000 revolving credit facility bear interest at floating rates and, therefore, we are impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $20,000,000 outstanding under this facility at December 31, 2001 would result in an increase in our annual interest expense of $200,000.  Because these borrowings relate to the construction of our new facility, which is not yet ready for its intended use, interest expense is currently being capitalized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets as of
December 31, 2000 and 2001

Consolidated Statements of Operations for the
years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for
the years ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

To the Board of Directors and Stockholders
Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheets of Bio-Technology General Corp. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1k to the consolidated financial statements, the Company changed its method of revenue recognition for certain up-front nonrefundable fees in 2000.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, which consolidated financial statements were previously audited by other independent auditors.

KPMG LLP

Princeton, New Jersey

September 20, 2002

CONSOLIDATED BALANCE SHEETS

(Restated, see note 2)

(in thousands, except share data)

	December 31,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$26,353	$75,451
Short-term investments	93,217	43,473
Accounts receivable, net	38,804	24,538
Inventories	10,265	14,140
Deferred income taxes	2,445	5,079
Prepaid expenses and other	989	1,167
Total current assets	172,073	163,848

Accounts receivable — trade	306	—
Severance pay funded	2,321	2,385
Deferred income taxes	5,936	14,687
Property and equipment, net	27,819	51,059
Intangibles, net of accumulated amortization of $6,138 in 2000 and $6,675 in 2001	800	266
Other assets	705	2,841
Total assets	$209,960	$235,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,176	$10,328
Deferred revenues	1,653	1,646
Current portion of long-term debt	—	1,234
Other current liabilities	11,155	11,168
Total current liabilities	17,984	24,376

Long-term debt	20,000	18,896
Deferred revenues	14,738	13,092
Severance pay	4,593	5,229
Negative goodwill	—	15,953

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 54,765,000 in 2000, 58,260,000 in 2001	547	582
Additional paid in capital	183,705	212,408
Accumulated deficit	(25,644)	(55,570)
Accumulated other comprehensive (loss) income	(5,963)	120
Total stockholders’ equity	152,645	157,540
Total liabilities and stockholders’ equity	$209,960	$235,086

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated,  see note 2)

(in thousands, except per share data)

	Year Ended December 31,
	Historical			Pro Forma*
	1999	2000	2001	1999
Revenues:
Product sales	$60,332	$62,149	$87,106	$60,332
Contract fees	14,848	5,542	1,656	5,270
Royalties	1,761	3,139	3,817	1,761
Other revenues	1,746	1,931	2,195	1,746
Interest	4,633	7,496	7,472	4,633
	83,320	80,257	102,246	73,742
Expenses:
Research and development	22,050	25,331	27,778	22,050
Cost of product sales	10,839	9,887	12,388	10,839
General and administrative	12,141	12,685	10,291	12,141
Marketing and sales	16,652	17,614	17,006	16,652
Commissions and royalties	3,221	1,879	1,975	3,221
Realized and unrealized loss on investment and other financing expense	188	120	12,401	188
Write-off of in-process research and development acquired	—	—	45,600	—
	65,091	67,516	127,439	65,091
Income (loss) before income taxes and cumulative effect of change in accounting principle	18,229	12,741	(25,193)	8,651
Income tax expense	4,821	3,798	4,733	1,373
Income (loss) before cumulative effect of change in accounting principle	13,408	8,943	(29,926)	7,278
Cumulative effect of change in accounting principle, net of income taxes of $4,380	—	(8,178)	—	—
Net income (loss)	$13,408	$765	$(29,926)	$7,278

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.26	$0.16	$(0.52)	$0.14
Cumulative effect of change in accounting principle	—	(0.15)	—	—
Net income (loss)	$0.26	$0.01	$(0.52)	$0.14
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.25	$0.15	$(0.52)	$0.13
Cumulative effect of change in accounting principle	—	(0.14)	—	—
Net income (loss)	$0.25	$0.01	$(0.52)	$0.13
Weighted average number of common and common equivalent shares:
Basic	52,348	54,320	57,230	52,348
Diluted	54,191	56,885	57,230	54,191

* See Note 1k

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance, December 31, 1998, as reported	51,934	$519	$161,164	$(36,396)	$(340)	$(1,970)	$122,977
Effect of restatement	—	—	2,209	(3,421)	—	—	(1,212)
Balance, December 31, 1998, as restated*	51,934	519	163,373	(39,817)	(340)	(1,970)	121,765
Comprehensive income:
Net income*				13,408			13,408
Unrealized loss on marketable securities, net						(2,548)	(2,548)
Total comprehensive income*							10,860
Issuance of common stock	259	3	1,380				1,383
Tax benefit derived from exercise of stock options			521				521
Compensation expense in connection with options modification*			318				318
Exercise of stock options	1,087	11	5,678				5,689
Balance, December 31, 1999*	53,280	533	171,270	(26,409)	(340)	(4,518)	140,536
Comprehensive income:
Net income*				765			765
Unrealized loss on marketable securities, net						(1,445)	(1,445)
Total comprehensive loss*							(680)
Issuance of common stock	345	3	1,926				1,929
Cancellation of treasury stock	(83)	(1)	(339)		340		—
Tax benefit derived from exercise of stock options			1,353				1,353
Compensation expense in connection with options modification*			1,592				1,592
Exercise of stock options	1,223	12	7,903				7,915
Balance, December 31, 2000*	54,765	547	183,705	(25,644)	—	(5,963)	152,645
Comprehensive income:
Net loss*				(29,926)			(29,926)
Unrealized loss on marketable securities, net						(1,110)	(1,110)
Reclassification adjustment for realized loss included in net loss						7,193	7,193
Total comprehensive loss*							(23,843)
Issuance of common stock in Myelos acquisition	2,345	23	19,009				19,032
Issuance of common stock	277	3	1,994				1,997
Tax benefit derived from exercise of stock options			925				925
Compensation expense in connection with options modification*			1,024				1,024
Exercise of stock options	873	9	5,751				5,760
Balance, December 31, 2001*	58,260	$582	$212,408	$(55,570)	—	$120	$157,540

* Restated, see note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated,  see note 2)

(in thousands)

		Year Ended December 31,
		1999	2000	2001
	Cash flows from operating activities:
	Net income (loss)	$13,408	$765	$(29,926)
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Cumulative effect of accounting change, net	—	8,178	—
	Deferred income tax	1,121	140	(3,957)
	Depreciation and amortization	3,014	2,861	2,937
	Write-off of in-process research and development acquired	—	—	45,600
	Compensation expense in connection with option modification	318	1,592	1,024
	Amortization of negative goodwill	—	—	(2,961)
	Unrealized loss on investments, net	—	—	8,963
	Provision for severance pay	515	260	636
	Deferred revenues	—	3,834	(1,656)
	(Gain) loss on disposal of property and equipment	(4)	(29)	10
	Realized loss on sales of short-term investments, net	441	446	1,735
	Common stock as payment for services	60	60	70
Changes in:	accounts receivable	30,260	(973)	14,572
	inventories	(5,925)	(1,256)	(3,875)
	prepaid expenses and other current assets	124	(769)	(405)
	accounts payable	2,343	174	5,178
	other current liabilities	730	(16)	(185)
	Net cash provided by operating activities	46,405	15,267	37,760
	Cash flows from investing activities:
	Purchases of short-term investments	(53,501)	(48,738)	(10,407)
	Capital expenditures	(11,432)	(10,913)	(23,974)
	Intangibles	(150)	—	—
	Severance pay funded	(136)	48	(64)
	Other investments	—	—	(5,000)
	Other assets	1,644	126	69
	Change in patents	(181)	(180)	—
	Proceeds from sales of short-term investments	19,567	22,177	58,416
	Net cash paid in acquisition	—	—	(15,603)
	Proceeds from sales of property and equipment	44	79	214
	Net cash provided by (used in) investing activities	(44,145)	(37,401)	3,651
	Cash flows from financing activities:
	Proceeds from issuances of common stock	7,012	9,784	7,687
	Proceeds from long-term loan	—	20,000	—
	Net cash provided by financing activities	7,012	29,784	7,687

	Net increase in cash and cash equivalents	9,272	7,650	49,098
	Cash and cash equivalents at beginning of year	9,431	18,703	26,353
	Cash and cash equivalents at end of year	$18,703	$26,353	$75,451

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Restated, see note 2)

(in thousands)

	Year Ended December 31,
	1999	2000	2001
Supplementary Information:
Other information:
Interest paid	$11	$269	$1,044
Income taxes paid	$3,518	$4,567	$3,937
Tax benefit derived from exercise of stock options	$521	$1,353	$925

Acquisition of Myelos Corporation:
Assets acquired	—	—	$9,141
Liabilities assumed	—	—	(1,125)
Negative goodwill	—	—	(18,914)
Equity issued	—	—	(19,032)
In process research and development acquired	—	—	45,600
	—	—	15,670
Less — cash acquired	—	—	(67)

Net cash paid	$—	$—	$15,603

Non-cash activity:
Investment in fixed assets unpaid as of December 31, 2001	$—	$—	$899

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

d.             Short-term investments:

(i)  Short-term investments, which are carried at fair value, consist primarily of investments in mutual funds and at December 31, 2000 consist also of U.S. Treasury and corporate bonds that have been classified as “available-for-sale securities” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  Unrealized holding gains and losses, which are deemed to be temporary, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of an available-for-sale security below cost that is deemed to be other than temporary is recognized as a charge in the consolidated statement of operations and a new cost basis for the security is established.

At December 31, 2001, management determined that the decline in investment value is other than temporary and, accordingly, cost has been adjusted to reflect market value and a loss on impairment of investment of $7,193,000 was recognized and included in the statement of operations.

At December 31, 2000 and 2001, the cost of the securities available for sale was $99,180,000 and $40,642,000, respectively.  Gross realized and unrealized losses included in income for the year ended December 31, 2001 was $9,231,000.  There were no realized losses in 1999 and 2000.

(ii)  Cost basis investment included within other assets represents an equity investment of less than 20% in a private entity.  Changes in the value of this investment are not recognized unless an impairment is deemed to be other than temporary.

e.             Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined by using the weighted average method.  At December 31, 2000 and 2001, inventories include raw materials of $1,324,000 and $1,706,000, work-in-process of $1,499,000 and $1,137,000, and finished goods of $7,442,000 and $11,297,000, respectively.

f.              Long-term accounts receivable — trade:

As of December 31, 2000, long-term accounts receivable — trade consists of amounts owed to the Company by one customer for which collection was expected in part by December 31, 2001 and for the remainder by December 31, 2002.  The amount does not bear interest and as such a discount has been recorded in the consolidated financial statements.  The $500,000 due by December 31, 2001 was received, and the amount due by December 31, 2002 is included in current assets.

g.             Property and equipment, net of accumulated depreciation and amortization:

Property and equipment are stated at cost.  Depreciation has been calculated using the straight–line method over the estimated useful lives of the assets, ranging from 3 to 17 years.  Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life.  The cost of maintenance and repairs is expensed as incurred.

Land, building and construction-in-progress represents building under construction and is stated at cost.  This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs.  Capitalized interest is included under the provision of SFAS No. 34 and totaled approximately $339,000 and $1,378,000 at December 31, 2000 and 2001, respectively.  Construction-in-progress is not depreciated until such time as the relevant assets are completed and ready for their intended use.

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

j.              Long-lived assets:

The Company’s policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of related assets.  In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Management of the Company believes that no such event or change has occurred.

k.             Revenue recognition:

Product sales are recognized when the product is shipped and collectability is probable.

Contract fees consist mainly of license of marketing and distribution rights and research and development projects.  Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, the Company changed the way it recognizes revenue for up-front nonrefundable contract fees for the license of marketing and distribution rights.  Prior to the issuance of SAB 101, the Company recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  In accordance with SAB 101, the related revenues are now being recognized over the estimated term of the related agreements.  Effective January 1, 2000, the Company recorded a cumulative effect of change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000 and $1,156,000 was recognized as contract fee revenue in 2000 and 2001, respectively.

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

l.              Stock-based compensation:

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”.  As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options.  The Company has provided the necessary pro forma disclosure as if the fair value method has been applied.  (See note 9.)  Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 1999			Year Ended December 31, 2000			Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts
	(In thousands, except per share data)
Net Earnings (Loss)	$13,408			$765			$(29,926)

Basic EPS
Net earnings (loss) attributable to common stock	13,408	52,348	$0.26	765	54,320	$0.01	(29,926)	57,230	$(0.52)

Effect of Dilutive Securities
Stock options		1,843			2,565			—

Diluted EPS
Net earnings (loss) attributable to common stock and assumed option exercises	$13,408	54,191	$0.25	$765	56,885	$0.01	$(29,926)	57,230	$(0.52)

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

q.             Use of estimates in preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to investments, accounts receivable, inventories, property and equipment, intangible assets and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

r.              Fair value of financial instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.  The carrying amount of the long–term debt approximates fair value as the borrowing rates are variable and are currently available for debt with similar terms and maturities.

s.             Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and accounts receivable.  The Company places its short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution.  Concentration of credit risk with respect to accounts receivable is discussed in Note 13.  Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

t.              New accounting pronouncements:

In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 141 is applied to all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 the Company will no longer amortize the negative goodwill resulting from the Myelos acquisition, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes.  Under SFAS No. 142, the negative goodwill balance of $15,953,000 remaining at December 31, 2001 will be maintained on the Balance Sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due.  The adoption of SFAS No. 141 had no impact on the Company’s consolidated financial statements.

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

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined to restate its financial statements for each of the years ended December 31, 1999, 2000 and 2001.  The principal adjustments are discussed below.

The accompanying consolidated financial statements include expenses of $680,000 in 1999, $1,379,000 in 2000 and $1,058,000 in 2001 for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for a new tablet formulation, which costs were originally capitalized within other long-term assets.  These adjustments are included as a component of research and development in the accompanying consolidated statement of operations.

In 1999 the Company wrote off $1,894,000 of manufacturing development costs associated with a product under development, which costs were originally capitalized, when it terminated research on this product.  These costs have now been expensed in the year incurred as a component of research and development in accordance with SFAS No. 2, Accounting for Research and Development Costs.  The accompanying financial statements have been adjusted to eliminate the effect of this write-off from the 1999 consolidated statements of operations and to adjust the accumulated deficit as of December 31, 1998 to write off this cost, net of tax effect.

The accompanying consolidated financial statements have been restated to reflect compensation charges of $318,000 in 1999, $1,592,000 in 2000 and $1,024,000 in 2001, arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification as a component of research and development and marketing and sales in the accompanying consolidated financial statements in accordance with APB Opinion No. 25 and related interpretations and SFAS No. 123 and related interpretations.  Additionally, additional paid-in-capital and accumulated deficit as of December 31, 1998 have each been increased by $2,209,000 to reflect the effect of stock option modifications prior to 1999.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventories repurchase in 2001, to a distributor of $2,000,000 and the related cost of goods sold of $385,000 from the 1999 consolidated financial statements because of significant uncertainties concerning the realization of the invoiced amount at the time of sale.

The accompanying consolidated financial statements have been restated to defer in accordance with the Company's policy under SAB 101 and amortize over the estimated term of 10 years a $5,000,000 up-front contract fee related to a development and distribution agreement that was originally recognized in its entirety as revenue in 2000.  The Company originally considered this to represent a milestone payment.  The accompanying consolidated financial statements include contract fee revenue from this contract of $313,000 in 2000 and $500,000 in 2001.

The accompanying consolidated financial statements have been restated to reflect the reestablishment of $844,000 of property and equipment received in connection with Myelos acquisition that was previously written off against negative goodwill and subsequent depreciation and amortization of such assets totalling $229,000 and additional amortization of negative goodwill of $138,000 in 2001.  The depreciation and amortization of the Myelos assets are included as a component of research and development in the accompanying consolidated statement of operations.  The recognition of the additional amortization of negative goodwill is included as a reduction of general and administrative expense in the accompanying statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	2000		2001
	As Previously Reported	Restated	As Previously Reported	Restated
Balance Sheet:
Total current assets	$172,072	$172,073	$163,848	$163,848
Total assets	213,225	209,960	236,670	235,086
Total current liabilities	18,728	17,984	25,070	24,376
Total liabilities	53,872	57,315	73,807	77,546
Accumulated deficit	(14,817)	(25,644)	(45,104)	(55,570)
Total stockholders’ equity	159,353	152,645	162,863	157,540

	1999		2000		2001
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
Revenues	$85,320	$83,320	$84,944	$80,257	$101,965	$102,246
Expenses	66,561	65,091	64,574	67,516	126,881	127,439
Income (loss) before income taxes and cumulative effect of change in accounting principle	18,759	18,229	20,370	12,741	(24,916)	(25,193)
Tax expense	4,897	4,821	4,475	3,798	5,371	4,733
Net income (loss)	13,862	13,408	7,717	765	(30,287)	(29,926)
Net earnings (loss) per common share:
Basic	0.26	0.26	0.14	0.01	(0.53)	(0.52)
Diluted	0.26	0.25	0.14	0.01	(0.53)	(0.52)

As a result of the above adjustments, the Company’s December 31, 1998 additional paid in capital and accumulated deficit changed from the previously reported amounts of $161,164,000 and $(36,396,000) to $163,373,000 and $(39,817,000), respectively.

NOTE 3 – SEVERANCE PAY

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

                NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2000	2001
	(in thousands)
Laboratory and manufacturing equipment	$19,250	$28,098
Office equipment	3,922	4,842
Air conditioning and other	2,951	4,613
Leasehold improvements	7,631	8,054
	33,754	45,607
Land, building and construction in progress (1)	15,806	29,265
	49,560	74,872
Accumulated depreciation and amortization	(21,741)	(23,813)
Total	$27,819	$51,059

(1)                The related asset, which is a production facility in Israel intended to meet FDA GMP requirements, is not ready for its intended use and therefore no depreciation and amortization has been accumulated as of December 31, 2001.  Includes $2,815,000 and $717,000 of capitalized interest, labor and other costs as of December 31, 2001 and 2000, respectively.  Products which the Company intends to manufacture at this facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  As a result of the current violence is Israel, the FDA has for one period of time suspended its inspections in Israel.  This balance includes $6,250,000 of land costs associated with this facility.

(2)                At December 31, 2001, the Company had outstanding commitments of $4,467,000 related to completion of the construction in progress of its new facility.

Depreciation expense was approximately $1,896,000, $1,982,000 and $2,295,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 5 – ACQUISITIONS AND INVESTMENTS

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

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes is approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding the date the terms of the acquisition were agreed to (February 21, 2001).  In connection with the merger and based on an independent valuation, the Company allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  The Company recorded negative goodwill of $18,914,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill is being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill will cease beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

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

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 2001 were prepared assuming the acquisition of Myelos occurred on January 1, 2000 (excluding the effect of the write-off of in-process research and development). The pro forma results of operations are not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	Year ended December 31,
	2000		2001
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands except per share data)
Total revenues	$80,257	$80,257	$102,246	$102,246
Income before non-recurring charges directly related to the Myelos acquisition	$765	$1,487	$15,674	$15,344
Basic income before non-recurring charges directly related to the Myelos acquisition per share	$0.01	$0.03	$0.27	$0.27
Diluted income before non-recurring charges directly related to the Myelos acquisition per share	$0.01	$0.03	$0.27	$0.26

The pro forma results include the effect of the amortization of negative goodwill.

(b)           Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., the Company loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship.  The Company determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis).  This investment is carried at cost and is included as a component of other long-term assets. Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.

During the fourth quarter of 2001, the Company determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote-down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

NOTE 6 – LONG-TERM DEBT

In June 2000 the Company entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due between two and five years from the date of borrowing.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At December 31, 2001 the Company had long-term borrowings of $20,000,000 outstanding under the facility, of which $1,111,000 is included in current portion of long-term debt.  At December 31, 2001, the loans are at an average interest rate of approximately 3.5% and the principal is payable as follows: in 2002 - $1,111,000; in 2003 - $6,667,000; in 2004 - $6,667,000 and in 2005 - $5,555,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

In the years ended December 31, 1999, 2000 and 2001, the Company issued 1,087,000 shares, 1,223,000 shares and 873,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $5,689,000, $7,915,000 and $5,760,000, respectively.

In 1998 the Company adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire the Company.  Under the plan, if any person or group acquires more than 20% of the Company’s common stock without approval of the Board of Directors under specified circumstances, the Company’s other stockholders have the right to purchase shares of the Company’s common stock, or shares of the acquiring company, at a substantial discount to the public market price.  The stockholder rights plan is intended to ensure fair value to all stockholders in the event of an unsolicited takeover offer.

NOTE 8 – EMPLOYEE BENEFITS

(a)           Employee Stock Purchase Plan

In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”).  The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  The total number of shares reserved for issuance under the 1998 ESPP is 3,000,000 shares.

All full–time employees of the Company are eligible to participate in the 1998 ESPP.  From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised.  Rights granted under the 1998 ESPP will run for a maximum of 27 months.  No employee may be granted a Right that permits such employee to purchase shares under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares.  In 1999, 2000 and 2001 the Company issued 251,000 shares, 339,000 shares and 268,000 shares, respectively, of common stock under the 1998 ESPP.

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

NOTE 9 – STOCK OPTIONS

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

The Company also established a Stock Option Plan for New Directors (the “New Director Plan”) that, upon an individual’s initial election or appointment to the Board of Directors, provides for the grant of an option to purchase 20,000 shares of common stock at an exercise price equal to the market value of the common stock on the date of grant.  Options become exercisable over a three–year period.

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

		Year Ended December 31,
		1999	2000	2001
		(in thousands except per share data)
Net income (loss)	As reported	$13,408	$765	$(29,926)
	Pro forma	3,595	(9,744)	(43,657)
Basic EPS:	As reported	$0.26	$0.01	$(0.52)
	Pro forma	0.07	(0.18)	(0.76)
Diluted EPS:	As reported	$0.25	$0.01	$(0.52)
	Pro forma	0.07	(0.18)	(0.76)

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black–Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: (i) expected life of option of seven years; (ii) dividend yield of 0%; (iii) expected volatility of 58%, 59% and 62%; and (iv) risk-free interest rate of 5.66%, 5.62% and 3.50%, respectively.

Transactions under the Plan, the 1992 Stock Option Plan, the 2001 Stock Option Plan, the New Director Plan and the Directors Plan during 1999, 2000 and 2001 were as follows:

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

Of the 7,917,000 options outstanding as of December 31, 2001:

- 2,367,000 have exercise prices between $2.37 and $7.50 with a weighted average exercise price of $6.09 and a weighted average remaining contractual life of 5.98 years. Of these 2,367,000 options, 1,831,000 are exercisable; their weighted average exercise price is $5.82.

- 2,962,000 options have exercise prices between $7.56 and $10.62 with a weighted average exercise price of $8.73 and a weighted average remaining contractual life of 6.94 years.  Of these 2,962,000 options, 1,885,000 are exercisable; their weighted average exercise price is $8.36.

- 2,587,000 options have exercise prices between $10.81 and $20.44 with a weighted average exercise price of $13.40 and a weighted average remaining contractual life of 8.57 years. Of these 2,587,000 options, 603,000 are exercisable; their weighted average exercise price is $14.22.

- During 1999, 2000 and 2001 the Company made modifications of the period of vesting and exercisability of approximately 242,000 stock option awards, 446,000 stock option awards and 273,000 stock option awards, respectively, for certain employees in connection with the termination of their employment and post-employment consulting arrangements.  As a result of these modifications, the Company recognized stock compensation expense of $318,000, $1,592,000 and $1,024,000 during 1999, 2000 and 2001, respectively.

NOTE 10 – FOREIGN OPERATIONS

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.  Information about the Company’s operations in the United States and Israel is presented below:

	U.S.	Israel	Eliminations	Consolidated
	(in thousands of U.S. dollars)
Year ended December 31, 1999:
Revenues	§71,250	12,070		83,320
Intercompany transactions	800	2,290	(3,090)
Reimbursement of subsidiary’s expenses		10,795	(10,795)
Depreciation and amortization	1,601	1,413		3,014
Interest income	4,561	72		4,633
Income tax expense	4,533	288		4,821
Net income	9,091	3,262	1,055	13,408
Identifiable assets☐	158,301	28,640	(24,403)	162,538
Foreign liabilities☐		‡7,027		7,027
Investment in subsidiaries (cost basis)	15,310		(15,310)

Year ended December 31, 2000:
Revenues	§69,908	10,349		80,257
Intercompany transactions	1,272	4,009	(5,281)
Reimbursement of subsidiary’s expenses		12,712	(12,712)
Depreciation and amortization	1,389	1,472		2,861
Interest income	7,425	71		7,496
Income tax expense	3,719	79		3,798
Net income	(1,815)	2,061	519	765
Identifiable assets☐	175,555	45,921	(11,516)	209,960
Foreign liabilities☐		‡28,034		28,034
Investment in subsidiaries (cost basis)	15,298		(15,298)

Year ended December 31, 2001:
Revenues	§89,378	12,868		102,246
Intercompany transactions	318	4,863	(5,181)
Reimbursement of subsidiary’s expenses		13,498	(13,498)
Depreciation and amortization	1,376	1,561		2,937
Interest income	7,198	274		7,472
Income tax expense	3,398	1,335		4,733
Net income (loss)	(35,205)	4,612	667	(29,926)
Identifiable assets☐	189,415	61,261	(15,590)	235,086
Foreign liabilities☐		‡32,639		32,639
Investment in subsidiary (cost basis)☐	15,298		(15,298)

§   Includes export sales of $25,645,000, $27,515,000 and $31,664,000 in 1999, 2000 and 2001, respectively.

☐  At year end.
‡    Excludes liability to parent.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

a.             The Company has leased approximately 23,000 square feet of office space in New Jersey for its executive office, having an average annual rental expense of approximately $415,000.  The lease expires in October 2003.  In addition, the Company is obligated to pay its proportional share of any annual increase in taxes and operating expenses.  The Company also leases approximately 2,000 square feet in New York City, primarily for its investor and public relations activities, having an average annual rental expense of $100,000 and expiring in September 2003.  Myelos leases approximately 10,000 square feet in San Diego, California, having an average annual rental expense of $104,000 and expiring in October 2004.  BTG-Israel currently leases approximately 95,000 square feet of space for its research, development and production facilities in Israel, having an average annual rental expense of $1,112,000.  The lease of substantially all of this space will expire in December 2002; the lease for the remainder of the space will expire in December 2003.

In June 2002, the Company entered into a new lease for approximately 53,000 square feet of office space for its headquarters in New Jersey, having an average annual rental expense of $444,000 and expiring in June 2012.  In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1,280,000.

Rent expense was approximately $1,679,000, $1,787,000 and $1,830,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc. and the new lease signed in June 2002) for each of the next three years are as follows:  2002—$1,728,000; 2003—$582,000; and 2004—$589,000.  There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $720,000 secured by the assets of BTG-Israel.

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

c.             At December 31, 2001, the Company had employment agreements with seven senior officers.  Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,950,000 plus other normal customary fringe benefits and bonuses.  These employment agreements generally have a term of three years and are automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

d.             The Company has received notification of claims filed against certain of its patents in the normal course of operations.  Management believes that these claims have no merit, and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position, results of operations or cash flows as a result of the outcome.  However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material adverse impact on the operating results.

NOTE 12 – OTHER CURRENT LIABILITIES

	December 31,
	2000	2001
	(in thousands)
Salaries and related expenses	$4,006	$3,836
Accrued subcontracting payable	3,077	3,516
Governmental and state agencies	802	875
Legal and professional fees	657	978
Royalties and commissions	1,947	1,512
Other	666	451
	$11,155	$11,168

NOTE 13 – CONCENTRATIONS

In 1999, 2000 and 2001, one customer for human growth hormone, located solely in Japan, represented $10,507,000, $12,975,000 and $16,292,000, or 13%, 17% and 17% of revenues (exclusive of interest income), respectively.  In 1999, 2000 and 2001, one customer for OXANDRIN and DELATESTRYL, located solely in the United States, represented $32,813,000, $33,422,000 and $43,718,000, or 41%, 45% and 46% of revenues (exclusive of interest income), respectively.  In 2001, one additional customer for OXANDRIN, located solely in the United States, represented $10,383,000, or 11% of revenues (exclusive of interest income).  In 1999, 13% of revenues (exclusive of interest income) resulted from the license of product distribution rights to a licensee.  In 2001, the Company’s product sales consisted primarily of sales of OXANDRIN, human growth hormone, BIOLON and DELATESTRYL in the amount of approximately $47,150,000, $23,862,000, $8,226,000 and $7,253,000, or 54%, 27%, 9% and 8% of total product sales, respectively.  One customer accounted for  60% and 36% of total accounts receivable as of December 31, 2000 and 2001, respectively.  Another customer accounted for 34% of total accounts receivable as of December 31, 2001.  BTG currently has one supplier for its OXANDRIN product and no supplier for its DELATESTRYL product.

NOTE 14 – INCOME TAXES

At December 31, 2001, BTG had a capital loss carry over of approximately $2,000,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2006, a net operating loss carry over of approximately $20,000,000 available to offset future taxable income in limited amounts per year, which expires at various times from 2009 through 2021, and a research and experimental (“R&E”) credit carryover of approximately $2,067,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2020.

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

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Current
State	$598	$647	$1,067
Federal	2,695	6,302	12,959
Foreign	390	1,152	1,891
	3,683	8,101	15,917
Deferred:
State	(19)	(183)	(463)
Federal	1,247	(3,362)	(10,164)
Foreign	(90)	(758)	(557)
	1,138	(4,303)	(11,184)
Total income tax expense	$4,821	$3,798	$4,733

The domestic and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Domestic	$14,515	$9,423	$(32,519)
Foreign	3,714	3,318	6,606
	$18,229	$12,741	$(25,193)

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Income tax at U.S. statutory rate	$6,380	$4,459	$(8,818)
State and local income taxes (net of federal benefit)	375	302	386
Non-deductible expenses	157	317	428
R&E credit	(772)	(720)	(1,229)
Foreign income subject to a reduced rate of tax	(987)	(756)	(1,728)
In process research and development acquired	—	—	15,504
Goodwill amortization	—	—	(1,066)
Foreign taxes in respect of previous years	—	—	1,530
Foreign compensation	111	557	358
Foreign tax benefit	—	—	(759)
Other	(443)	(361)	127
Income tax expense	$4,821	$3,798	$4,733

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2000	2001
	(in thousands)
Net operating loss carry over	$—	$6,843
Capital loss carry over	328	1,014
R&E credit	2,630	2,067
Valuation of securities	—	3,600
Deferred revenues	3,478	3,778
Accrued amounts	2,338	2,803
Unrealized loss on investment included in other comprehensive loss	2,087	—
Other	—	(226)
	10,861	19,879
Depreciation and amortization	(65)	(113)
	10,796	19,766
Valuation allowance	(2,415)	—
	$8,381	$19,766

At December 31, 2001, BTG-Israel was undergoing a tax audit for the fiscal years 1997 through 2000.  As a result, the Company has recorded in the year ended December 31, 2001, a provision for additional tax liabilities for those years.

The Company anticipates using tax planning strategies to utilize its capital loss carryforwards.  These tax planning strategies have been considered by the Company when determining its valuation allowance.

NOTE 15 – QUARTERLY DATA (UNAUDITED)

As disclosed in Note 2, the Company has restated its 2000 and 2001 financial statements.  Following are the quarterly results of operations for the years ended December 31, 2000 and 2001 as previously reported and restated for the effect of the adjustments disclosed in Note 2:

	March 31,
	2000			2001
	As Previously Reported		Restated	As Previously Reported	Restated
Revenues:
Product sales	$12,507		$12,507	$29,887	$29,887
Contracts fees	1,838	(1)	1,838	289	414
Other	2,418		2,418	3,560	3,341
	16,763		16,763	33,736	33,642
Expenses:
Research and development	5,397		6,036	5,930	5,927
Cost of products sales	2,336		2,336	5,139	3,524
General and administrative	3,446		3,446	3,277	3,272
Marketing and sales	3,256		3,256	4,741	4,741
Other	684		684	46,263	46,263
	15,119		15,758	65,350	63,727
	1,644		1,005	(31,614)	(30,085)
Income tax expense (benefit)	559	(2)	468	4,515	4,820
	1,085		537	(36,129)	(34,905)
Cumulative effect of change in accounting principle	8,178		8,178	—	—
Net income (loss)	$(7,093)		$(7,641)	$(36,129)	$(34,905)

Earnings (loss) per common share:
Basic	$(0.13	)(3)	$(0.14)	$(0.66)	$(0.63)
Diluted	$(0.12	)(4)	$(0.13)	$(0.66)	$(0.63)
Weighted average number of common and common equivalent shares:
Basic	53,748		53,748	55,117	55,117
Diluted	57,373		57,373	55,117	55,117
SAB 101 Adjustments:
(1) As reported	$2,475
Adjustment (see note 1k)	(637)
	$1,838
(2) As reported	$796
Adjustment (see note 1k)	(237)
	$559
(3) As reported	$0.03
Adjustment (see note 1k)	(0.16)
	$(0.13)
(4) As reported	$0.03
Adjustment (see note 1k)	(0.15)
	$(0.12)

	June 30,
	2000			2001
	As Previously Reported		Restated	As Previously Reported	Restated
Revenues:
Product sales	$14,082		$14,082	$25,303	$25,303
Contracts fees	7,713	(1)	2,776	290	415
Other	3,048		3,048	2,614	2,614
	24,843		19,906	28,207	28,332
Expenses:
Research and development	5,635		5,987	7,185	8,866
Cost of products sales	1,911		1,911	3,819	3,819
General and administrative	3,182		3,182	2,641	2,597
Marketing and sales	5,315		5,315	4,557	4,557
Other	281		281	265	265
	16,324		16,676	18,467	20,104
	8,519		3,230	9,740	8,228
Income tax expense (benefit)	2,922	(2)	2,588	2,747	2,279
Net income (loss)	$5,597		$642	$6,993	$5,949

Earnings (loss) per common share:
Basic	$0.10	(3)	$0.04	$0.12	$0.10
Diluted	$0.10	(4)	$0.04	$0.12	$0.10
Weighted average number of common and common equivalent shares:
Basic	54,303		54,303	57,388	57,388
Diluted	57,015		57,015	58,899	58,899
SAB 101 Adjustments:
(1) As reported	$7,500
Adjustment (see note 1k)	213
	$7,713
(2) As reported	$2,843
Adjustment (see note 1k)	79
	$2,922
(3) As reported	$0.10
Adjustment (see note 1k)	—
	$0.10
(4) As reported	$0.10
Adjustment (see note 1k)	—
	$0.10

	September 30,
	2000			2001
	As Previously Reported		Restated	As Previously Reported	Restated
Revenues:
Product sales	$18,206		$18,206	$15,541	$15,541
Contracts fees	213	(1)	338	289	414
Other	3,037		3,037	4,301	4,301
	21,456		21,581	20,131	20,256
Expenses:
Research and development	5,436		7,042	5,562	5,847
Cost of products sales	2,850		2,850	2,710	2,710
General and administrative	3,531		3,531	2,062	2,018
Marketing and sales	4,365		4,365	3,046	3,046
Other	299		299	642	642
	16,481		18,087	14,022	14,263
	4,975		3,494	6,109	5,993
Income tax expense (benefit)	555	(2)	562	1,664	1,443
Net income (loss)	$4,420		$2,932	$4,445	$4,549

Earnings (loss) per common share:
Basic	$0.08	(3)	$0.05	$0.08	$0.08
Diluted	$0.08	(4)	$0.05	$0.07	$0.08
Weighted average number of common and common equivalent shares:
Basic	54,493		54,493	58,078	58,078
Diluted	56,993		56,993	59,411	59,411
SAB 101 Adjustments:
(1) As reported	$—
Adjustment (see note 1k)	213
	$213
(2) As reported	$476
Adjustment (see note 1k)	79
	$555
(3) As reported	$0.08
Adjustment (see note 1k)	—
	$0.08
(4) As reported	$0.08
Adjustment (see note 1k)	—
	$0.08

	December 31,
	2000		2001
	As Previously Reported	Restated	As Previously Reported	Restated
Revenues:
Product sales	$17,354	$17,354	$16,375	$16,375
Contracts fees	463	590	288	413
Other	4,064	4,064	3,228	3,228
	21,881	22,008	19,891	20,016
Expenses:
Research and development	5,892	6,266	6,899	7,137
Cost of products sales	2,790	2,790	2,335	2,335
General and administrative	2,526	2,526	2,449	2,405
Marketing and sales	4,678	4,678	4,553	4,662
Other	764	735	12,806	12,806
	16,650	16,995	29,042	29,345
	5,231	5,012	(9,151)	(9,329)
Income tax expense (benefit)	438	180	(3,555)	(3,810)
Net income (loss)	$4,793	$4,832	$(5,596)	$(5,519)

Earnings (loss) per common share:
Basic	$0.09	$0.09	$(0.10)	$(0.09)
Diluted	$0.09	$0.09	$(0.10)	$(0.09)
Weighted average number of common and common equivalent shares:
Basic	54,729	54,729	58,294	58,294
Diluted	55,779	55,779	58,294	58,294

NOTE 16 – SUBSEQUENT EVENT

On September 20, 2002, the Company signed a definitive agreement to acquire Rosemont Pharmaceuticals, Limited, a leader in the UK market for oral liquid formulations of branded non-proprietary drugs.  Rosemont is a specialty pharmaceutical company based in Leeds, England, that develops, manufactures and markets prescription drugs in oral liquid form primarily for the domestic UK market.  The purchase price of £64 million or approximately $99 million (£61 million or approximately $95 million, net of Rosemont’s anticipated cash balances on closing) will be paid out of the Company’s available cash resources.  The acquisition is anticipated to close by September 30, 2002.  In 2001, Rosemont reported net revenues of £13.1 million ($20.3 million) and earnings before interest, taxes, depreciation and amortization of £5.6 million ($8.7 million).  Products manufactured and marketed by Rosemont include CNS and cardiovascular drugs and a recently introduced patented oral liquid formulation of tamoxifen, trademarked Soltamox, for the treatment of early and advanced stage breast cancers.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)  Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10–K.

   (b) Reports on Form 8-K

             None.

   (c) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment.  Such information has been omitted from the exhibit.  Exhibit Nos. 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25 and 10.26 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

3.1	Certificate of Incorporation of the Registrant, as amended. *(2)

3.2	By–laws of the Registrant, as amended.*(3)

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

4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)

10.1	Agreement, dated January 25, 1981, between Bio–Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”). *(4)

10.2	Letter from the Chief Scientist to Bio–Technology General (Israel) Ltd. *(4)

10.3	Letter from the Company to Yeda relating to bGH and hSOD. *(5)

10.4	Agreement, dated January 20, 1984, between Bio–Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

10.5	Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

10.6	Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

10.7	Form of Indemnity Agreement between the Company and its directors and officers. *(8)

10.8	Agreement, dated November 18, 1988, between the Company and Yeda. *(9)

10.9	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(10)

10.10	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(11)

10.11	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.12	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.13	Bio–Technology General Corp. Stock Option Plan, as amended through May 29, 1991.*(13)

10.14	Bio–Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(13)

10.15	Bio–Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(13)

10.16	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)

10.17	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)

10.18	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)

10.19	Bio-Technology General Corp. 2001 Stock Option Plan. *(17)

10.20	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Norman Barton. *(17)

10.21	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and John Bond. *(17)

10.22	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Sim Fass. *(17)

10.23	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Ernest Kelly. *(17)

10.24	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Robert Shaw. *(17)

10.25	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Bernard Tyrell. *(17)

10.26	Employment Agreement, dated as of January 23, 2000, by and between Bio-Technology General Corp., Bio-Technology General (Israel) Ltd. and Dov Kanner.*(16)

21	Subsidiaries of Bio-Technology General Corp. *(17)

23	Consent of KPMG LLP.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.  Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

+              Confidential treatment has been granted for portions of such document.

*              Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.
(2)	Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1994.
(3)	Company’s Current Report on Form 8-K, dated October 7, 1998.
(4)	Registration Statement on Form S–1 (File No. 2–84690).
(5)	Company’s Annual Report on Form 10–K for the year ended December 31, 1983.
(6)	Registration Statement on Form S–1 (File No. 33–2597).
(7)	Registration Statement on Form S–2 (File No. 33–12238).
(8)	Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10–K for the year ended December 31, 1988.
(10)	Registration Statement on Form S–3 (File No. 33-39018).
(11)	Company’s Annual Report on Form 10–K for the year ended December 31, 1992.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).
(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(17)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Bio–Technology General Corp.
(Registrant)

By:	/s/ Sim Fass
Sim Fass
Chairman of the Board and CEO

September 24, 2002

CERTIFCATIONS

I, Sim Fass, certify that:

1. I have reviewed this Annual Report on Form 10K/A of Bio-Technology General Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 24, 2002

/s/ Sim Fass
Sim Fass
Chairman of the Board and CEO

I, John Bond, certify that:

1. I have reviewed this Annual Report on Form 10K/A of Bio-Technology General Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 24, 2002

/s/ John Bond
John Bond
Senior Vice President—Finance

I, Yehuda Sternlicht, certify that:

1. I have reviewed this Annual Report on Form 10K/A of Bio-Technology General Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 24, 2002

/s/ Yehuda Sternlicht
Yehuda Sternlicht
Vice President—Chief Financial Officer