Form 10-Q/A
period 2002-03-31
BIO TECHNOLOGY GENERAL CORP
filed 2002-09-25
CIK 722104

FORM 10-Q/A

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

3/31/10QA

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2002*	December 31, 2001
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$91,581	$75,451
Short-term investments	12,248	43,473
Accounts receivable, net	37,043	24,538
Inventories	14,598	14,140
Deferred income taxes	5,078	5,079
Prepaid expenses and other current assets	1,440	1,167
Total current assets	161,988	163,848

Deferred income tax	14,585	14,687
Severance pay funded	2,414	2,385
Property and equipment, net	54,320	51,059
Other assets	3,133	3,107
Total assets	$236,440	$235,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,600	$1,646
Accounts payable	10,515	10,328
Current portion of long-term debt	2,848	1,234
Other current liabilities	11,390	11,168
Total current liabilities	26,353	24,376

Negative goodwill	16,028	15,953
Long-term debt	17,226	18,896
Deferred revenues	12,726	13,092
Provision for severance pay	5,083	5,229

Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 58,332,000 (58,260,000 at December 31, 2001)	583	582
Additional paid in capital	212,882	212,408
Accumulated deficit	(54,581)	(55,570)
Accumulated other comprehensive income	140	120
Total stockholders’ equity	159,024	157,540
Total liabilities and stockholders’ equity	$236,440	$235,086

* Restated. See note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Restated. See note 2)
(in thousands except per share data)

	Three Months Ended March 31,
	2002	2001*
Revenues:
Product sales	$18,938	$29,887
Contract fees	564	414
Royalties	1,016	843
Other revenues	330	221
	20,848	31,365
Expenses:
Research and development	8,935	5,927
Cost of product sales	3,171	3,524
General and administrative	3,225	3,272
Marketing and sales	4,449	4,741
Royalties	683	646
Finance	7	17
Write-off of in-process research and development acquired	—	45,600
	20,470	63,727
	378	(32,362)

Investment income, net	935	2,277
Income (loss) before income taxes	1,313	(30,085)

Income taxes	324	4,820
Net income (loss)	$989	$(34,905)

Earnings (loss) per common share:
Basic	$0.02	$(0.63)
Diluted	$0.02	$(0.63)

Weighted average number of common and common equivalent shares:
Basic	58,305	55,117
Diluted	58,649	55,117

The accompanying notes are an integral part of these consolidated financial statements.

*           Interest income has been reclassified from revenue to conform to 2002 presentation.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2001	58,260	$582	$212,408	$(55,570)	120	$157,540
Comprehensive income:
Net income for three months ended March 31, 2002*				989		989
Unrealized gain on marketable securities					20	20
Total comprehensive income*						1,009
Issuance of common stock	68	1	450			451
Exercise of stock options	4		24			24
Balance, March 31, 2002*	58,332	$583	$212,882	$(54,581)	$140	$159,024

* Restated. See note 2.

The accompanying notes are an integral part of this consolidated finanical statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Restated. See note 2.)

(In thousands)

		Three Months Ended March 31,
		2002	2001
	Cash flows from operating activities:
	Net income (loss)	$989	$(34,905)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Deferred revenues	(412)	(413)
	Depreciation and amortization	654	791
	Provision for severance pay	(146)	(142)
	Write-off of in-process research and development acquired	—	45,600
	Compensation expense in connection with option modification	—	(74)
	Loss (gain) on sales of short-term investments	—	(303)
	(Gain) on sales of fixed assets	—	(1)
	Common stock issued as payment for services	17	17
Changes in:	Receivables	(12,505)	(13,208)
	Inventories	(458)	215
	Prepaid expenses and other current assets	(274)	(1,075)
	Accounts payable	349	3,978
	Other current liabilities	168	2,599
	Net cash (used in) provided by operating activities	(11,618)	3,079
	Cash flows from investing activities:
	Short-term investments	1,864	(1,614)
	Capital expenditures	(3,866)	(4,439)
	Changes in other long-term assets	(40)	(38)
	Severance pay funded	(29)	97
	Proceeds from sales of fixed assets	—	25
	Cash acquired from acquisition	—	67
	Other investment	—	(5,000)
	Proceeds from sales of short-term investments	29,361	36,454
	Net cash provided by investing activities	27,290	25,552

	Cash flows from financing activities:
	Proceeds from issuance of common stock	458	503

	Net increase in cash and cash equivalents	16,130	29,134
	Cash and cash equivalents at beginning of period	75,451	26,353
	Cash and cash equivalents at end of period	$91,581	$55,487
	Supplementary Information
	Other information:
	Income tax paid	$1,407	$53
	Interest paid	$149	$364
	Acquisition of Myelos Corporation:
	Assets acquired	$—	$9,078
	Liabilities assumed	—	(1,124)
	Negative goodwill	—	(19,241)
	Amount due	—	(15,348)
	Equity issued	—	(19,032)
	In-process research and development acquired	—	45,600
	Net cash acquired	$—	$(67)

The accompanying notes are an integral part of these consolidated finanical statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Basis of Presentation

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation.  Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accounting policies continue unchanged from December 31, 2001, except for the adoption of SFAS 142. (See Note 3).  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Note 2            Restatement of Consolidated Financial Statements

The Company restated its financial statements for each of the years ended December 31, 1999, 2000 and 2001 and related quarterly results.  The principal adjustments to the consolidated financial statements as originally filed for the quarters ended March 31, 2001 and 2002 are discussed below.

The accompanying consolidated financial statements for 2001 and 2002 include expense of $62,000 and $182,000, respectively, for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for a new tablet formulation, which costs were originally capitalized within other long-term assets. These costs are included as a component of research and development in the accompanying consolidated financial statement of operations.

The accompanying consolidated financial statements for 2001 have been restated to reflect a reduction in compensation expense of $74,000 arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification. This reduction in expense is included as a component of research and development in the accompanying consolidated statement of operations.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventory repurchase in 2001, to a distributor in the amount of $2,000,000 and the related cost of sales of $385,000 in 1999 because of significant uncertainties concerning the realization of the invoiced amount at the the time of sale.  The effect of this reversal includes a reduction in cost of product sales of $1,615,000 for the three months ended March 31, 2001.

The accompanying consolidated financial statements have been restated to reflect contract fees received in 2000 and originally fully recognized in 2000 as a milestone payment, which fee has now been deferred and is being recognized ratably over the 10 year estimated term of the agreement in accordance with Staff Accounting Bulletin 101. The accompanying consolidated financial statements reflect contract fee revenue from this contract of $125,000 in both 2001 and 2002.

The accompanying consolidated financial statements have been restated to reflect the reestablishment of $884,000 of property and equipment received in connection with the Myelos acquisition that was written off against negative goodwill and subsequent depreciation and amortization of $4,000 and $54,000 in the first quarter of 2001 and 2002, respectively. The depreciation and amortization on the reestablished assets is included as a component of research and development in the accompanying statement of operations. The additional amortization of negative goodwill is included as a component of general and administrative expense in the accompanying statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	March 31, 2002
	As Previously Reported	Restated
Balance Sheet:
Total current assets	$161,988	$161,988
Total assets	238,199	236,440
Total current liabilities	27,132	26,353
Total liabilities	73,887	77,416
Accumulated deficit	(44,150)	(54,581)
Total stockholders’ equity	164,312	159,024

	Three Months Ended March 31,
	2001		2002
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
Revenues	$31,240	$31,365	$20,723	$20,848
Expenses	65,350	63,727	20,235	20,470
Income (loss) before income taxes	(31,614)	(30,085)	1,423	1,313
Tax expense	4,515	4,820	469	324
Net income (loss)	(36,129)	(34,905)	954	989
Net earnings (loss) per common share:
Basic	(0.66)	(0.63)	0.02	0.02
Diluted	(0.66)	(0.63)	0.02	0.02

For further information, refer to note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

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

Statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

Restatement of Consolidated Financial Statements

The Company restated its financial statements for each of the years ended December 31, 1999, 2000 and 2001 and related quarterly results.  The principal adjustments to the consolidated financial statements as originally filed for the quarters ended March 31, 2001 and 2002 are discussed below.

The accompanying consolidated financial statements for 2001 and 2002 include expense of $62,000 and $182,000, respectively, for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for a new tablet formulation, which costs were originally capitalized within other long-term assets.  These costs are included as a component of research and development in the accompanying consolidated statement of operations.

The accompanying consolidated financial statements for 2001 have been restated to reflect a reduction in compensation expense of $74,000 arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification. This reduction in expense is included as a component of research and development in the accompanying consolidated statement of operations.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventory repurchase in 2001, to a distributor in the amount of $2,000,000 and the related cost of sales of $385,000 in 1999 because of significant uncertainties concerning the realization of the invoiced amount at the the time of sale.  The effect of this reversal includes a reduction in cost of product sales of $1,615,000 for the three months ended March 31, 2001.

The accompanying consolidated financial statements have been restated to reflect contract fees received in 2000 and originally fully recognized in 2000 as a milestone payment, which fee has now been deferred and is being recognized ratably over the 10 year estimated term of the agreement in accordance with Staff Accounting Bulletin 101. The accompanying consolidated financial statements reflect contract fee revenue from this contract of $125,000 in both 2001 and 2002.

The accompanying consolidated finanical statements have been restated to reflect the reestablishment of $884,000 of property and equipment received in connection with the Myelos acquisition that was written off against negative goodwill and subsequent depreciation and amortization of $4,000 and $54,000 in the first quarter of 2001 and 2002, respectively. The depreciation and amortization on the reestablished assets is included as a component of research and development in the accompanying statement of operations. The additional amortization of negative goodwill is included as a component of general and administrative expense in the accompanying statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	March 31, 2002
	As Previously Reported	Restated
Balance Sheet:
Total current assets	$161,988	$161,988
Total assets	238,199	236,440
Total current liabilities	27,132	26,353
Total liabilities	73,887	77,416
Accumulated deficit	(44,150)	(54,581)
Total stockholders’ equity	164,312	159,024

	Three Months Ended March 31,
	2001		2002
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
Revenues	$31,240	$31,365	$20,723	$20,848
Expenses	65,350	63,727	20,235	20,470
Income (loss) before income taxes	(31,614)	(30,085)	1,423	1,313
Tax expense	4,515	4,820	469	324
Net income (loss)	(36,129)	(34,905)	954	989
Net earnings (loss) per common share:
Basic	(0.66)	(0.63)	0.02	0.02
Diluted	(0.66)	(0.63)	0.02	0.02

For further information, refer to note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

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

2002 Outlook

BTG currently anticipates total 2002 revenues, excluding interest income, of at least $100 million.  Although BTG also anticipates growth in total product sales, it expects the growth in sales of Oxandrin to be partially offset by a lower level of human growth hormone sales in 2002 as compared to 2001.  Due in part to industry-wide pricing pressures in Japan by the Japanese Health Ministry and management of inventory levels by JCR Pharmaceuticals, BTG’s Japanese distributoer, the level of sales of BTG’s human growth hormone to JCR for the Japanese market will be adversely affected, despite an increasing market share.  Based on wholesaler orders through the first quarter of 2002, revenues from Delatestryl sales are currently anticipated to exceed those of 2001.  Royalty revenues may fall below their 2001 level due to potential generic competition for Mircette.  In addition, BTG’s anticipated revenues for 2002 may be affected by the injunction preventing Teva Pharmaceuticals USA, Inc., BTG’s exclusive distributor of human growth hormone in the United States, from introducing BTG’s human growth hormone product and the delay in the planned introduction  of a new Oxandrin tablet until later in the year.

In order to optimize the maturation of BTG’s proprietary pipeline products, BTG is committing significant additional resources to them in 2002.  Although BTG had initially expected research and development expense to increase by approximately 40% in 2002, it now anticipate such expense will only increase by approximately 35%.  The decrease in anticipated research and development expenditures is a result of (i) BTG’s determination not to continue to pursue its SOD product until it reaches a favorable resolution of clinical design issues with the FDA and (ii) completion of our Phase I clinical studies of Puricase™, which began in the first quarter of 2002, being delayed as BTG evaluate how best to proceed with the clinical studies in light of topical hypersensitivity reactions in some individuals participating in the study, despite encouraging early observation of the drug’s effectiveness.  Additionally, to fully maximize Oxandrin’s potential and provide stimulus to its growth, marketing and sales expenses are expected to grow this year by approximately 20%.

Given this significant investment in BTG’s future growth, the increase in expenses is anticipated to outpace revenue growth and therefore BTG is expecting full year EPS to be in the range of fifteen to twenty cents.  BTG’s 2002 EPS will depend in significant measure on the growth in Oxandrin prescriptions and the sales achieved by both the Ross Products Division of Abbott Laboratories in the long-term care market and BTG.  In addition, acquisition activities could affect 2002 EPS.  BTG expects its quarterly EPS in 2002 to vary based on the timing of product sales to customers and research and development and marketing expenses.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company’s statements of operations.

	Three Months Ended March 31,
	2002	2001
Revenues:
Products sales	90.8%	95.3%
Contract fees	2.7	1.3
Royalties	4.9	2.7
Other revenues	1.6	0.7
Total	100.0	100.0
Expenses:
Research and development	42.9	18.9
Cost of product sales	15.2	11.2
General and administrative	15.5	10.4
Marketing and sales	21.3	15.1
Royalties	3.3	2.1
Finance	0.0	0.1
Write-off of in-process research and development acquired	—	145.4
Total	98.2	203.2
	1.8	(103.2)
Investment income, net	4.5	7.3
Income (loss) before income taxes	6.3	(95.9)
Income taxes	1.6	15.4
Net income (loss)	4.7%	(111.3)%

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

Comparison of Three Months Ended March 31, 2002 and March 31, 2001.

Revenues.  Total revenues decreased 33.5% in the first quarter of 2002 to $20,848,000 from $31,365,000 in the first quarter of 2001.  The decrease in total revenues from the comparable prior period was mainly due to the decrease in product sales.

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

Research and development expense increased 50.8% in the first quarter of 2002 to $8,935,000 from $5,927,000 in the first quarter of 2001.  The increase in research and development expenditures resulted mainly from the addition of research and development activities for Prosaptide following the acquisition of Myelos, as well as increased patent related expenses.

Cost of product sales decreased by 10.0% in the three months ended March 31, 2002 to $3,171,000 from $3,524,000 in the three months ended March 31, 2001, primarily as a result of the 36.6% decrease in product sales, partially offset by an unfavorable mix of product in the first quarter of 2002.  Cost of product sales as a percentage of product sales increased to 16.7% in the first quarter of 2002 as compared to 11.8% in the comparable period last year, due to the unfavorable mix of products and lower product sales.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense decreased by 1.4% in the three months ended March 31, 2002 to $3,225,000 from $3,272,000 in the comparable prior period.  The decrease in general and administrative expenses was mainly due to larger merger and acquisition activities in the first quarter of 2001 compared to the first quarter of 2002, partially offset by increased compensation costs in 2002 compared to last year.  As a percentage of revenues, general and administrative expense increased to 15.5% in the three months ended March 31, 2002 from 10.4% in the three months ended in March 30, 2001 as a result of the decrease in revenues.

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

Investment income, net decreased by $1,342,000, or 58.9%, over the comparable prior period, primarily as a result of lower interest rates earned on BTG’s investments, the use of $15,603,000, net to acquire Myelos, the use of approximately $21,134,000 to fund construction of the Company’s new manufacturing facility after March 31, 2001, the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals and a realized capital loss on the sale of short-term investments, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of BTG’s new manufacturing facility in Israel.

Income Taxes.  Provision for income taxes for the three months ended March 31, 2002 was $324,000, representing approximately 24.6% of income before income taxes, as compared to $4,820,000, or 31.1% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired, which is not taken into account in computing income taxes), in the comparable quarter last year.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 3.2 million additional basic weighted average shares outstanding for the three month period ended March 31, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 2001, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001, diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.  On a pro forma basis, excluding the write-off of in-process research and development acquired, net income would have been $10,695,000, or $0.19 per share on both a basic and diluted share basis, for the first quarter of 2001.  On a pro forma basis, diluted weighted average shares in 2001 would have been 55,809,000.  Diluted weighted average shares in 2002 was 58,649,000, a 2.8 million share increase over pro forma diluted weighted average shares in 2001.  The increase in the number of diluted shares was primarily the result of the issuance of approximately 2.3 million shares to the former shareholders of Myelos and the issuance of shares upon exercise of options, partially offset by the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the first quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2002 was $135,635,000, as compared to $139,472,000 at December 31, 2001.  The decrease was due primarily to a $1,614,000 increase in the current portion of long-term debt and a $31,225,000 decrease in short-term investments, partially offset by a $16,130,000 increase in cash and cash equivalents and a $12,505,000 increase in accounts receivable.

The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company.  Net cash increased by $16,130,000 and $29,134,000 in the three months ended March 31, 2002 and 2001, respectively, due entirely to the sale of short-term investments in those periods.  Cash, cash equivalents and short-term investments decreased by $15,095,000 in the three months ended March 31, 2002, primarily due to net cash of $6,737,000 being used by operating activities and $3,866,000 being used for capital expenditures.  Cash, cash equivalents and short-term investments decreased by $5,408,000 in the three months ended March 31, 2001, primarily due to the Company’s $5,000,000 investment in Omrix Biopharmaceuticals in March 2001.

Net cash (used in) provided by operating activities was $(11,618,000) and $3,079,000 in the three months ended March 31, 2002 and 2001, respectively.  Net income (loss) was $989,000 and $(34,905,000) in the same periods, respectively.  In the three months ended March 31, 2002 the Company used net cash in operating activities despite the net income mainly due to the increase in receivables of $12,505,000, partially offset by depreciation and amortization of $654,000.  In the three months ended March 31, 2001 BTG had net cash provided by operating activities despite the net loss primarily due to the write-off of in-process research and development acquired of $45,600,000 and an increase in accounts payable and other current liabilities of $3,978,000 and $2,599,000, respectively, partially offset by an increase in receivables and prepaid expenses of $13,208,000 and $1,075,000, respectively.

Net cash provided by investing activities was $27,290,000 and $25,552,000 in the three months ended March 31, 2002 and 2001, respectively.  Net cash used in investing activities included capital expenditures of $3,866,000 and $4,439,000 in these periods, respectively, primarily for the new manufacturing facility, as well as a $5,000,000 investment in Omrix in the three months ended March 31, 2001.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $458,000 and $503,000 in the three months ended March 31, 2002 and 2001, respectively, which are net proceeds from issuance of common stock primarily resulting from the exercise of stock options in both periods.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000. Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and validation has commenced and is expected to be completed toward the end of 2002.  BTG will then commence the process validation for products manufactured in the existing facility to be transferred to the new facility.  Production of BTG’s products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which BTG anticipates will occur by the end of 2003.  Through March 31, 2002, BTG has spent approximately $43,095,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $5,100,000 to complete validation activities, of which approximately $500,000 has been expended through March 31, 2002.  In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow BTG to locate its principal research and development activities adjacent to its new manufacturing facility.

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

On September 20, 2002, BTG agreed to acquire Rosemont Pharmaceuticals, Limited, a leader in the UK market for oral formulations of branded non-proprietary drugs. The purchase price of £64,000,000, or approximately $99,100,000 (£61,000,000 or approximately $95,000,000 net of Rosemont's anticipated cash balances on closing), will be paid out of BTG's available cash resources. The acquisition is expected to close by September 30, 2002. In connection with the acquisition, BTG entered into a forward contract for the delivery of £64,000,000 on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).

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

/s/ John A. Bond
John A. Bond
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

Dated: September 24, 2002

CERTIFCATIONS

I, Sim Fass, certify that:

1. I have reviewed this Quarterly Report on Form 10Q/A of Bio-Technology General Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 24, 2002

/s/ Sim Fass
Sim Fass

Chairman of the Board and CEO

I, John Bond, certify that:

1. I have reviewed this Quarterly Report on Form 10Q/A of Bio-Technology General Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 24, 2002

/s/ John Bond
John Bond

Senior Vice President—Finance

I, Yehuda Sternlicht, certify that:

1. I have reviewed this Quarterly Report on Form 10Q/A of Bio-Technology General Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 24, 2002

/s/ Yehuda Sternlicht
Yehuda Sternlicht

Vice President—Chief Financial Officer