Form 10-Q/A
period 2002-06-30
BIO TECHNOLOGY GENERAL CORP
filed 2002-09-25
CIK 722104

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

Yes   ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of August 9, 2002:  58,578,341

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30, 2002*	December 31, 2001
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$106,626	$75,451
Short-term investments	12,519	43,473
Accounts receivable, net	21,495	24,538
Inventories	12,445	14,140
Deferred income taxes	5,079	5,079
Prepaid expenses and other current assets	1,827	1,167
Total current assets	159,991	163,848

Deferred income tax	14,538	14,687
Severance pay funded	2,537	2,385
Property and equipment, net	58,824	51,059
Other assets	3,153	3,107
Total assets	$239,043	$235,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,555	$1,646
Accounts payable	9,593	10,328
Current portion of long-term debt	4,483	1,234
Other current liabilities	12,287	11,168
Total current liabilities	27,918	24,376

Negative goodwill	16,028	15,953
Long-term debt	15,557	18,896
Deferred revenues	12,360	13,092
Provision for severance pay	5,517	5,229

Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 58,443,000 (58,260,000 at December 31, 2001)	584	582
Additional paid-in capital	213,337	212,408
Accumulated deficit	(52,220)	(55,570)
Accumulated other comprehensive (loss) income	(38)	120
Total stockholders’ equity	161,663	157,540
Total liabilities and stockholders’ equity	$239,043	$235,086

*         Restated.  See note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Restated.  See Note 2.)

(in thousands except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001*	2002	2001*
Revenues:
Product sales	$42,143	$55,190	$23,205	$25,303
Contract fees	978	829	414	415
Royalties	2,161	1,693	1,145	850
Other revenues	666	408	336	187
	45,948	58,120	25,100	26,755
Expenses:
Research and development	17,143	14,793	8,208	8,866
Cost of product sales	6,660	7,343	3,489	3,819
General and administrative	6,791	5,869	3,566	2,597
Marketing and sales	9,265	9,298	4,816	4,557
Royalties	1,095	911	412	265
Finance	449	17	442	—
Write-off of in-process research and development acquired	—	45,600	—	—
	41,403	83,831	20,933	20,104
	4,545	(25,711)	4,167	6,651

Investment income (loss), net	365	3,854	(570)	1,577
Income (loss) before income taxes	4,910	(21,857)	3,597	8,228

Income taxes	1,560	7,099	1,236	2,279
Net income (loss)	$3,350	$(28,956)	$2,361	$5,949

Earnings (loss) per common share:
Basic	$0.06	$(0.51)	$0.04	$0.10
Diluted	$0.06	$(0.51)	$0.04	$0.10

Weighted average number of common and common equivalent shares:
Basic	58,354	56,250	58,403	57,388
Diluted	58,573	56,250	58,498	58,899

*           Investment income has been reclassified from revenue to conform to 2002 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2001	58,260	$582	$212,408	$(55,570)	120	$157,540
Comprehensive income:
Net income for six months ended June 30, 2002*				3,350		3,350
Unrealized loss on marketable securities, net					(158)	(158)
Total comprehensive income*						3,192
Issuance of common stock	179	2	905			907
Exercise of stock options	4		24			24
Balance, June 30, 2002*	58,443	$584	$213,337	$(52,220)	$(38)	$161,663

*         Restated.  See note 2.

The accompanying notes are an integral part of this consolidated financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Restated.  See Note 2)

(In thousands)

		Six Months Ended June 30,
		2002	2001
	Cash flows from operating activities:
	Net income (loss)	$3,350	$(28,956)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation and amortization	1,337	1,742
	Amortization of negative goodwill	—	(1,082)
	Provision for severance pay	288	609
	Write-off of in-process research and development acquired	—	45,600
	Loss (gain) on sales of short-term investments	—	(303)
	Provision for inventory reduction	400	—
	Compensation expense in connection with option modification	—	776
	Unrealized loss on investments	1,359	—
	Loss on disposal of fixed assets	2	11
	Common stock issued as payment for services	35	35
Changes in:	Receivables	3,043	(6,081)
	Inventories	1,295	(195)
	Prepaid expenses and other current assets	(660)	(270)
	Deferred revenues	(823)	(576)
	Accounts payable	(325)	4,962
	Other current liabilities	843	3,631
	Net cash provided by operating activities	10,144	19,903

	Cash flows from investing activities:
	Purchase of short-term investments	(1,156)	(1,614)
	Capital expenditures	(9,013)	(11,735)
	Changes in other long-term assets	(86)	118
	Severance pay funded (used)	(152)	(40)
	Proceeds from sales of fixed assets	—	132
	Net cash paid in acquisition	—	(15,320)
	Other investment	—	(5,000)
	Proceeds from sales of short-term investments	30,542	36,454
	Net cash provided by investing activities	20,135	2,995

	Cash flows from financing activities:
	Proceeds from issuance of common stock	896	5,251

	Net increase in cash and cash equivalents	31,175	28,149
	Cash and cash equivalents at beginning of period	75,451	26,353
	Cash and cash equivalents at end of period	$106,626	$54,502

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Restated.  See Note 2)
(In thousands)

	Six Months Ended June 30,
	2002	2001
Supplementary Information
Other information:
Income tax paid	$1,501	$2,036
Interest paid	$289	$662
Acquisition of Myelos Corporation:
Assets acquired	$—	$9,142
Liabilities assumed	—	(1,125)
Negative goodwill	—	(19,197)
Equity issued	—	(19,033)
In-process research and development acquired	—	45,600
Cash paid (including acquisition costs of $1,387)	$—	$15,387
Less — cash acquired	—	(67)
Net cash paid	$—	$15,320

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation.  Due to fluctuations in quarterly revenues earned, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accounting policies continue unchanged from December 31, 2001, except for the adoption of SFAS No. 142. (See note 3).  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Note 2:   Restatement of Consolidated Financial Statements

The Company restated its financial statements for each of the years ended December 31, 1999, 2000 and 2001 and related quarterly results.  The principal adjustments to the consolidated financial statements as originally filed for the three and six months ended June 30, 2001 and 2002 are discussed below.

The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2002 include research and development expense of $758,000, $820,000, $0 and $182,000, respectively, for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for a new tablet formulation, which costs were originally capitalized within long-term other assets.  These adjustments were included in the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

The accompanying consolidated financial statements for the three and six months ended June 30, 2001 have been restated to reflect research and development compensation charges of $850,000 and $776,000, respectively, arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification.  These adjustments were included in the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventory repurchase in 2001, to a distributor in the amount of $2,000,000 and the related cost of sales of $385,000 in 1999 because of significant uncertainties concerning the realization of the invoiced amount at the time of sale.  The effect of this reversal includes a reduction in cost of product sales of $1,615,000 for the six months ended June 30, 2001.

The accompanying consolidated financial statements have been restated to reflect contract fees received in 2000 and originally fully recognized in 2000 as a milestone payment, which fee has now been deferred and is being recognized ratably over the 10 year estimated term of the agreement in accordance with Staff Accounting Bulletin 101.  The accompanying consolidated financial statements include contract fee revenue for this contract of $125,000 and $250,000 for both the three and six-month periods ended June 30, 2001 and 2002, respectively.

The accompanying consolidated financial statements have been restated to reflect the reestablishment of $844,000 of property and equipment received in connection with the Myelos acquisition that were previously written off against negative goodwill and subsequent depreciation and amortization of such assets of $74,000, $83,000, $53,000 and $106,000 for the three and six month periods ended June 30, 2001 and 2002, respectively, and additional amortization of negative goodwill of $49,000 for the six month periods ended June 30, 2001.  The depreciation and amortization of the Myelos assets are included as a component of research and development expense in the accompanying consolidated statement of operations.  The recognition of the additional amortization of negative goodwill is included as a reduction of general and administrative expense in the accompanying consolidated statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts)

	June 30, 2002
	As Previously Reported*	Restated
Balance Sheet:
Total current assets	$161,113	$159,991
Total assets	238,617	239,043
Total current liabilities	28,678	27,918
Total liabilities	73,957	77,380
Accumulated deficit	(47,008)	(52,220)
Total stockholders’ equity	164,660	161,663

	Three Months Ended June 30,
	2001		2002
	As Previously Reported*	Restated	As Previously Reported*	Restated
Statement of Operations:
Revenues	$26,630	$26,755	$24,975	$25,100
Expenses	20,061	20,104	20,880	20,933
Income before income taxes	8,146	8,228	3,525	3,597
Tax expense	2,479	2,279	1,331	1,236
Net income	5,667	5,949	2,194	2,361
Net earnings per common share
Basic	$0.10	$0.10	$0.04	$0.04
Diluted	$0.10	$0.10	$0.04	$0.04

	Six Months Ended June 30,
	2001		2002
	As Previously Reported*	Restated	As Previously Reported*	Restated
Statement of Operations:
Revenues	$57,870	$58,120	$45,698	$45,948
Expenses	85,402	83,831	41,297	41,403
Income (loss) before income taxes	(23,459)	(21,857)	4,766	4,910
Tax expense	6,966	7,099	1,746	1,560
Net income (loss)	(30,425)	(28,956)	3,020	3,350
Net earnings (loss) per common share
Basic	$(0.54)	$(0.51)	$0.05	$0.06
Diluted	$(0.54)	$(0.51)	$0.05	$0.06

*	As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

For further information, refer to note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Note 3:   New Accounting Pronouncements

In June 2001, the FASB approved SFAS No. 142 entitled “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 we are no longer amortizing the negative goodwill resulting from the March 2001 acquisition of Myelos Corporation, which reduced general and administrative expense by approximately $1,000,000 per quarter for financial reporting purposes beginning in the second quarter of 2001.  Under SFAS No. 142, the negative goodwill balance of $15,953,000 remaining at December 31, 2001 will be maintained on the balance sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due. The amortization of the negative goodwill during the three and six months ended June 30, 2001 of $1,082,000 in both periods reduced the general and administrative expenses in these periods.  The only impact of the adoption of SFAS No. 142 on BTG’s consolidated financial statements is that the negative goodwill recorded in connection with the Myelos acquisition will no longer be amortized.  The amortization of negative goodwill during 2001 reduced our reported general and administrative expense beginning in the second quarter of 2001.  On a pro forma basis, excluding the effect of the amortization of negative goodwill, net income (loss) for the three and six months ended June 30, 2001 would have been $4,867,000 and $(30,038,000), respectively, and earnings (loss) per share on a fully-diluted basis would have been $0.08 and $(0.53), respectively.

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

Restatement of Consolidated Financial Statements

The Company restated its financial statements for each of the years ended December 31, 1999, 2000 and 2001 and related quarterly results.  The principal adjustments to the consolidated financial statements as originally filed for the three and six months ended June 30, 2001 and 2002 are discussed below.

The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2002 include research and development expense of $758,000, $820,000, $0 and $182,000, respectively, for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for a new tablet formulation, which costs were originally capitalized within long-term other assets.  These adjustments were included in the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

The accompanying consolidated financial statements for the three and six months ended June 30, 2001 have been restated to reflect research and development compensation charges of $850,000 and $776,000, respectively, arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification.  These adjustments were included in the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventory repurchase in 2001, to a distributor in the amount of $2,000,000 and the related cost of sales of $385,000 in 1999 because of significant uncertainties concerning the realization of the invoiced amount at the time of sale.  The effect of this reversal includes a reduction in cost of product sales of $1,615,000 for the six months ended June 30, 2001.

The accompanying consolidated financial statements have been restated to reflect contract fees received in 2000 and originally fully recognized in 2000 as a milestone payment, which fee has now been deferred and is being recognized ratably over the 10 year estimated term of the agreement in accordance with Staff Accounting Bulletin 101.  The accompanying consolidated financial statements include contract fee revenue for this contract of $125,000 and $250,000 for both the three and six-month periods ended June 30, 2001 and 2002, respectively.

The accompanying consolidated financial statements have been restated to reflect the reestablishment of $884,000 of property and equipment received in connection with the Myelos acquisition that was previously written off against negative goodwill and subsequent depreciation and amortization of such assets of $74,000, $83,000, $53,000 and $106,000 for the three and six month periods ended June 30, 2001 and 2002, respectively, and additional amortization of negative goodwill of $49,000 for the six month periods ended June 30, 2001.  The depreciation and amortization of the Myelos assets are included as a component of research and development expense in the accompanying consolidated statement of operations.  The recognition of the additional amortization of negative goodwill is included as a reduction of general and administrative expense in the accompanying consolidated statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	June 30, 2002
	As Previously Reported*	Restated
Balance Sheet:
Total current assets	$161,113	$159,991
Total assets	238,617	239,043
Total current liabilities	28,678	27,918
Total liabilities	73,957	77,380
Accumulated deficit	(47,008)	(52,220)
Total stockholders’ equity	164,660	161,663

	Three Months Ended June 30,
	2001		2002
	As Previously Reported*	Restated	As Previously Reported*	Restated
Statement of Operations:
Revenues	$26,630	$26,755	$24,975	$25,100
Expenses	20,061	20,104	20,880	20,933
Income before income taxes	8,146	8,228	3,525	3,597
Tax expense	2,479	2,279	1,331	1,318
Net income	5,667	5,949	2,194	2,279
Net earnings per common share
Basic	$0.10	$0.10	$0.04	$0.04
Diluted	$0.10	$0.10	$0.04	$0.04

	Six Months Ended June 30,
	2001		2002
	As Previously Reported*	Restated	As Previously Reported*	Restated
Statement of Operations:
Revenues	$57,870	$58,120	$45,698	$45,948
Expenses	85,402	83,831	41,297	41,403
Income (loss) before income taxes	(23,459)	(21,857)	4,766	4,910
Tax expense	6,966	7,099	1,746	1,762
Net income (loss)	(30,425)	(28,956)	3,020	3,148
Net earnings (loss) per common share
Basic	$(0.54)	$(0.51)	$0.05	$0.05
Diluted	$(0.54)	$(0.51)	$0.05	$0.05

*	As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Products sales	91.7%	95.0%	92.5%	94.6%
Contract fees	2.1	1.4	1.6	1.5
Royalties	4.7	2.9	4.6	3.2
Other revenues	1.5	0.7	1.3	0.7
Total	100.0	100.0	100.0	100.0
Expenses:
Research and development	37.3	25.4	32.7	33.1
Cost of product sales	14.5	12.6	13.9	14.3
General and administrative	14.8	10.1	14.2	9.7
Marketing and sales	20.1	16.0	19.2	17.0
Royalties	2.4	1.6	1.6	1.0
Finance	1.0	0.0	1.8	—
Write-off of in-process research and development acquired	—	78.5	—	—
Total	90.1	144.2	83.4	75.1
	9.9	(44.2)	16.6	24.9
Investment income (loss), net	0.8	6.6	(2.3)	5.9
Income (loss) before income taxes	10.7	(37.6)	14.3	30.8
Income taxes	3.4	12.2	4.9	8.6
Net income (loss)	7.3%	(49.8% )	9.4%	22.2%

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

Comparison of Six Months Ended June 30, 2002 and June 30, 2001.

Revenues.  Total revenues decreased 20.9% in the six months ended June 30, 2002 to $45,948,000 from $58,120,000 in the six months ended 30, 2001.  The decrease in total revenues from the comparable prior period was mainly due to the decrease in product sales.

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

Contract fees in the six month periods ended June 30, 2002 and 2001 represent mainly contract fees received in prior periods but recognized in the first half of 2002 and 2001 in accordance with SAB 101.

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

Research and development expense increased 15.9% in the six months ended June 30, 2002 to $17,143,000 from $14,793,000 in the six months ended June 30, 2001.  The increase in research and development expenditures resulted mainly from the addition of research and development activities for Prosaptide following the acquisition of Myelos, as well as increased patent related expenses, partially offset by the compensation cost recorded in 2001 associated with modification of stock options previously granted to former employees as well as decreased cost associated in validating a new formulation of Oxandrin in 2002 as compared to 2001 and decreased compensation costs.

Cost of product sales decreased by 9.3% in the six months ended June 30, 2002 to $6,660,000 from $7,343,000 in the six months ended June 30, 2001, primarily as a result of the 23.6% decrease in product sales, partially offset by an unfavorable mix of products in the first half of 2002.  Cost of product sales as a percentage of product sales increased to 15.8% in the six months ended June 30, 2002 from 13.3% in the comparable period last year, due to the unfavorable mix of products and lower product sales.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense increased by 15.7% in the six months ended June 30, 2002 to $6,791,000 from $5,869,000 in the comparable prior period.  The increase in general and administration expense was due solely to the amortization of negative goodwill resulting from the Myelos acquisition of $1,082,000 which was recorded in the six months ended June 30, 2001. Due to a change in accounting for goodwill and other intangible assets under GAAP, negative goodwill is no longer amortized.  On a proforma basis to exclude the effect of the amortization of negative goodwill, general and administration expense for the first half of 2001 was $6,951,000.  On a proforma basis, general and administrative expense decreased by $160,000, or 2.3%, mainly due to increased merger and acquisition activities and higher consulting and legal fees in the first half of 2001 compared to 2002, partially offset by increased compensation costs in 2002. As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill in 2001) increased to 14.8% in the six months ended June 30, 2000 from 12.0% in the six months ended in June 30, 2001 as a result of the decrease in revenues.

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

Investment income, net decreased by $3,489,000, over the comparable prior period, due to BTG’s recognition of unrealized capital losses of $1,359,000, consisting of a $900,000 write-down of WorldCom debt securities and a $459,000 decrease in the market value of a debt mutual fund, as well as lower interest rates earned on BTG’s investments, the use of $15,603,000, net to acquire Myelos, the use of approximately $16,900,000 to fund construction of the Company’s new manufacturing facility after June 30, 2001, and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of BTG’s new manufacturing facility in Israel.

Income Taxes.  Provision for income taxes for the six months ended June 30, 2002 was $1,560,000, representing approximately 31.8% of income before income taxes, as compared to $7,099,000, or 31.3% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired and the amortization of negative goodwill, which is not taken into account in computing income taxes), in the comparable period last year.  The increase in the consolidated effective tax rate in the six months ended June 30, 2002 derived mainly from an additional $320,000 tax liability, in addition to the amount accrued in 2001, to be paid in connection with the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 2.1 million additional basic weighted average shares outstanding for the six month period ended June 30, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2001, of shares upon the exercise of options and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001, diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.  On a pro forma basis, excluding the write-off of in-process research and development acquired and amortization of negative goodwill, net income would have been $15,562,000, or $0.28 per share and $0.27 per share, respectively, on a basic and diluted share basis, for the first half of 2001.  On a pro forma basis, diluted weighted average shares in 2001 would have been 57,375,000.  Diluted weighted average shares in 2002 was 58,573,000, a 1.2 million share increase over pro forma diluted weighted average shares in 2001.  The increase in the number of diluted shares was primarily the result of the issuance of approximately 2.3 million shares to the former shareholders of Myelos and the issuance of shares upon exercise of options, partially offset by the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the first quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Comparison of Three Months Ended June 30, 2002 and June 30, 2001.

Revenues.  Total revenues decreased 6.2% in the second quarter of 2002 to $25,100,000 from $26,755,000 in the second quarter of 2001.  The decrease in total revenues from the comparable prior period was entirely due to the decrease in product sales, partially offset by an increase in royalties and other revenues.

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

Research and development expense decreased 7.4% in the second quarter of 2002 to $8,208,000 from $8,866,000 in the second quarter of 2001.  The decrease in research and development expenditures resulted mainly from the compensation cost recorded in 2001 associated with the modification of stock options previously granted to former employees as well as decreased cost associated in validating a new formulation of Oxandrin in 2002, when this project was completed, as compared to 2001 and decreased compensation costs, partially offset by the addition of research and development activities for Prosaptide following the acquisition of Myelos.

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

General and administrative expense increased by 37.3% in the three months ended June 30, 2002 to $3,566,000 from $2,597,000 in the comparable prior period.  The increase in general and administration expense was due solely to the amortization of negative goodwill resulting from the Myelos acquisition of $1,082,000 that was recorded in the second quarter of 2001.  Due to a change in accounting for goodwill and other intangible assets under GAAP, negative goodwill is no longer amortized.  On a proforma basis to exclude the effect of the amortization of negative goodwill, general and administration expense for the second quarter of 2001 was $3,679,000. On a proforma basis, general and administrative expense decreased by $113,000, or 3.1%, mainly due to larger consulting and legal fees in the second quarter of 2001 compared to 2002, partially offset by increased compensation costs in 2002. As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill in 2001) increased to 14.2% in the three months ended June 30, 2002 from 13.8% in the three months ended in June 30, 2001 as a result of the decrease in revenues.

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

Income Taxes.  Provision for income taxes for the three months ended June 30, 2002 was $1,236,000, representing approximately 34.4% of income before income taxes, as compared to $2,279,000, or 31.9% of income before income taxes (on a pro forma basis excluding the amortization of negative goodwill, which is not taken into account in computing income taxes), in the comparable quarter last year.  The increase in the consolidated effective tax rate in the three months ended June 30, 2002 derived mainly from an additional $320,000 tax liability, in addition to the amount accrued in 2001, to be paid in connection with the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years.  BTG’s consolidated effective tax rate, net differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 1.0 million additional basic weighted average shares outstanding for the three month period ended June 30, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2001, of shares upon the exercise of options and ESPP.  On a pro forma basis, excluding amortization of negative goodwill, net income would have been $4,867,000, or $0.08 per share on both a basic and diluted share basis, for the second quarter of 2001.  BTG had approximately 0.4 million less diluted weighted average shares outstanding for the second quarter of 2002, as compared to the second quarter of 2001. The decrease in the number of diluted shares was primarily to the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the first quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2002 was $132,073,000, as compared to $139,472,000 at December 31, 2001.  The decrease was due primarily to a $3,249,000 increase in the current portion of long-term debt, a $3,043,000 decrease in accounts receivable and a decrease in inventories of $1,695,000.

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

Net cash provided by operating activities was $10,144,000 and $19,903,000 in the six months ended June 30, 2002 and 2001, respectively.  Net income (loss) was $3,350,000 and $(28,956,000) in the same periods, respectively.  In the six months ended June 30, 2002, net cash provided by operating activities was greater than the net income mainly due to decreases in receivables and inventories and an increase in other current liabilities in the amounts of $3,043,000, $1,295,000, $1,359,000 and $843,000, respectively, as well as depreciation and amortization of $1,337,000, partially offset by an increase in prepaid expense and other current assets and a decrease in deferred revenues in the amounts of $660,000 and $823,000, respectively.  In the six months ended June 30, 2001 BTG had net cash provided by operating activities despite the net loss primarily due to the write-off of in-process research and development acquired of $45,600,000, an increase in accounts payable and other current liabilities of $4,962,000 and $3,631,000, respectively, and depreciation and amortization of $1,742,000, partially offset by an increase in accounts receivable of $6,081,000 and the amortization of negative goodwill of $1,082,000.

Net cash provided by investing activities was $20,135,000 and $2,995,000 in the six months ended June 30, 2002 and 2001, respectively.  Net cash provided by investing activities included capital expenditures of $9,013,000 and $11,735,000 in these periods, respectively, primarily for the new manufacturing facility, as well as $15,320,000 net cash paid in connection with the acquisition of Myelos and a $5,000,000 investment in Omrix in the six months ended June 30, 2001.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

On September 20, 2002, BTG agreed to acquire Rosemont Pharmaceuticals, Limited., a leader in the UK market for oral formulations of branded non-proprietary drugs.  The purchase price of £64,000,000, or approximately $99,100,000 (£61,000,000 or approximately $95,000,000 net of Rosemont’s anticipated cash balances on closing), will be paid out of BTG’s available cash resources.  The acquisition is expected to close by September 30, 2002.  In connection with the acquisition, BTG entered into a forward contract for the delivery of £64,000,000 on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).

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

BTG’s material interest bearing assets consist of cash and cash equivalents and short–term investments consisting primarily of investments in commercial paper, money market funds and other liquid debt instruments.  BTG’s interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

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

CERTIFICATIONS

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