Form 10-Q
period 2002-09-30
BIO TECHNOLOGY GENERAL CORP
filed 2002-11-15
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-15313

BIO-TECHNOLOGY GENERAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3033811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tower Center, East Brunswick, New Jersey 08816
(Address of principal executive offices)

(732) 418-9300
(Registrant’s telephone number, including area code)

70 Wood Avenue South, Iselin, New Jersey 08830
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

Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of November 11, 2002:  58,727,874

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$15,501	$75,451
Short-term investments	4,712	43,473
Accounts receivable, net	28,539	24,538
Inventories	15,322	14,140
Deferred income taxes	5,938	5,079
Prepaid expenses and other current assets	2,405	1,167
Total current assets	72,417	163,848

Deferred income taxes	13,489	14,687
Severance pay funded	2,631	2,385
Property and equipment, net	63,802	51,059
Restricted cash	2,380	—
Goodwill	15,366	—
Intangible assets	80,838	—
Other assets	2,868	3,107
Total assets	$253,791	$235,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred revenues	$1,509	$1,646
Accounts payable	14,544	10,328
Current portion of long-term debt	5,844	1,234
Other current liabilities	16,950	11,168
Total current liabilities	38,847	24,376

Negative goodwill	16,028	15,953
Long-term debt	13,889	18,896
Deferred revenues	12,144	13,092
Provision for severance pay	5,506	5,229

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 58,584,000 (58,260,000 at December 31, 2001)	585	582
Additional paid-in capital	213,824	212,408
Accumulated deficit	(46,566)	(55,570)
Accumulated other comprehensive (loss) income	(466)	120
Total stockholders’ equity	167,377	157,540
Total liabilities and stockholders’ equity	$253,791	$235,086

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001*	2002	2001*
Revenues:
Product sales	$66,862	$70,731	$24,719	$15,541
Contract fees	1,240	1,243	262	414
Royalties	3,120	3,370	959	1,677
Other revenues	959	1,126	293	718
	72,181	76,470	26,233	18,350
Expenses:
Research and development	23,921	20,640	6,778	5,847
Cost of product sales	9,757	10,053	3,097	2,710
General and administrative	10,873	7,887	4,082	2,018
Marketing and sales	14,465	12,344	5,200	3,046
Royalties	1,530	1,444	435	533
Finance	530	126	81	109
Write-off of in-process research and development acquired	—	45,600	—	—
	61,076	98,094	19,673	14,263
	11,105	(21,624)	6,560	4,087

Investment income, net	1,924	5,760	1,559	1,906
Income (loss) before income taxes	13,029	(15,864)	8,119	5,993

Income taxes	4,025	8,542	2,465	1,443
Net income (loss)	$9,004	$(24,406)	$5,654	$4,550

Earnings (loss) per common share:
Basic	$0.15	$(0.43)	$0.10	$0.08
Diluted	$0.15	$(0.43)	$0.10	$0.08

Weighted average number of common and common equivalent shares:
Basic	58,414	56,871	58,531	58,078
Diluted	58,665	56,871	58,578	59,411

*           Restated - See note 2.  In addition, investment income has been reclassified from revenue to conform to 2002 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2001	58,260	$582	$212,408	$(55,570)	$120	$157,540
Comprehensive income:
Net income for nine months ended September 30, 2002				9,004		9,004
Unrealized loss on marketable securities, net					(586)	(586)
Total comprehensive income						8,418
Issuance of common stock	320	3	1,392			1,395
Exercise of stock options	4		24			24
Balance, September 30, 2002	58,584	$585	$213,824	$(46,566)	$(466)	$167,377

The accompanying notes are an integral part of this consolidated financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

		Nine Months Ended September 30,
		2002	2001*
	Cash flows from operating activities:
	Net income (loss)	$9,004	$(24,406)
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Depreciation and amortization	1,896	2,871
	Amortization of negative goodwill	—	(2,041)
	Deferred income taxes	409	2,749
	Provision for inventory reduction	400	—
	Write-off of in-process research and development acquired	—	45,600
	Loss (gain) on sales of short-term investments	64	(303)
	Provision for severance pay	277	497
	Gain from forward contract	(800)	—
	Compensation expense in connection with option modification	—	917
	Unrealized loss on investments	1,397	—
	Loss on disposal of fixed assets	2	22
	Common stock issued as payment for services	52	52
Changes in:	Receivables	(1,040)	11,554
	Inventories	665	(2,226)
	Prepaid expenses and other current assets	(860)	(1,760)
	Deferred revenues	(1,085)	(1,240)
	Accounts payable	1,788	5,027
	Other current liabilities	487	2,029
	Restricted cash	(1,100)	—
	Severance pay funded	(246)	(21)

Net cash provided by operating activities

11,310

39,321

	Cash flows from investing activities:
	Purchase of short-term investments	(6,002)	(1,614)
	Net proceeds from forward contract	800	—
	Capital expenditures	(12,844)	(18,713)
	Changes in other long-term assets	(86)	(294)
	Proceeds from sales of fixed assets	—	179
	Net cash paid in acquisition	(95,724)	(15,358)
	Restricted cash	(1,280)	—
	Other investment	—	(5,000)
	Proceeds from sales of short-term investments	42,906	36,454
	Net cash used in investing activities	(72,230)	(4,346)

	Cash flows from financing activities:
	Proceeds from issuance of common stock	1,367	7,148
	Repayment of long-term debts	(397)	—
	Net cash provided by financing activities	970	7,148

	Net (decrease) increase in cash and cash equivalents	(59,950)	42,123
	Cash and cash equivalents at beginning of period	75,451	26,353
	Cash and cash equivalents at end of period	$15,501	$68,476

	Supplementary Information
	Other information:
	Income tax paid	$4,918	$2,144
	Interest paid	$449	$867
	Acquisition of Rosemont (2002) and Myelos Corporation (2001):
	Tangible assets acquired	$12,586	$9,142
	Liabilities assumed	(4,728)	(1,125)
	Goodwill	15,366	(19,159)
	Intangible assets	80,838	—
	Equity issued	—	(19,033)
	In-process research and development acquired	—	45,600
	Purchase Price (including acquisition costs of $4,138 in 2002 and $1,387 in 2001)	$104,062	$15,425
	Less – accrued acquisition costs	(3,070)	—
	Less – cash acquired	(5,268)	(67)
	Net cash paid	$95,724	$15,358

* Restated.  See note 2.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements for the year ended December 31, 2001, except for the adoption of SFAS No. 142  (See Note 5). Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Certain reclassifications have been made to the results of operations for the three months and nine months ended September 30, 2001 to conform to the current year presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

Note 2:   Restatement of Consolidated Financial Statements

The Company restated its financial statements for each of the years ended December 31, 1999, 2000 and 2001 and related quarterly results.  The principal adjustments to the consolidated financial statements as originally filed for the three and nine months ended September 30, 2001 are discussed below.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 include research and development expense of $71,000 and $891,000, respectively, for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for the new 10mg tablet formulation, which costs were originally capitalized within long-term other assets.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 have been restated to reflect compensation charges of $141,000 and $917,000, respectively, arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventory repurchase in 2001, to a distributor in the amount of $2,000,000 and the related cost of sales of $385,000 in 1999 because of significant uncertainties concerning the realization of the invoiced amount at the time of sale.  This adjustment resulted in a reduction of $0 and $1,615,000 in cost of product sales for the three and nine months ended September 30, 2001, respectively.

The accompanying consolidated financial statements have been restated to reflect contract fees received in 2000 and originally fully recognized in 2000 as a milestone payment, which fee has now been deferred and is being recognized ratably over the 10 year estimated term of the agreement in accordance with Staff Accounting Bulletin 101.  The accompanying consolidated financial statements include contract fee revenue for this contract of $125,000 and $375,000 for both the three and nine-month periods ended September 30, 2001 and 2002, respectively.

The accompanying consolidated financial statements have been restated to reflect the reestablishment of $844,000 of property and equipment received in connection with the Myelos acquisition that were previously written off against negative goodwill and subsequent depreciation and amortization of such assets of $74,000 and $157,000 for the three and nine month periods ended September 30, 2001, respectively, and additional amortization of negative goodwill of $44,000 and $93,000 for the three and nine month periods ended September 30, 2001, respectively.  The depreciation and amortization of the Myelos assets are included as a component of research and development expense in the accompanying consolidated statement of operations.  The recognition of the additional amortization of negative goodwill in 2001 is included as a reduction of general and administrative expense in the accompanying consolidated statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	Nine Months Ended September 30, 2001		Three Months Ended September 30, 2001
	(Unaudited)		(Unaudited)
	As Previously Reported*	Restated	As Previously Reported*	Restated
Statement of Operations:
Revenues	$76,095	$76,470	$18,225	$18,350
Expenses	97,839	98,094	14,022	14,263
Income (loss) before income taxes	(15,765)	(15,864)	6,109	5,993
Tax expense	8,926	8,542	1,664	1,443
Net income (loss)	(24,691)	(24,406)	4,445	4,550
Net earnings (loss) per common share
Basic	$(0.43)	$(0.43)	$0.08	$0.08
Diluted	$(0.43)	$(0.43)	$0.08	$0.08

*  As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001, except that interest income has been reclassified to conform to 2002 presentation.

For further information, refer to note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Note 3:   Acquisition of Rosemont Pharmaceuticals Ltd.

On September 30, 2002, the Company, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $4,138,000) for Rosemont, which was funded from the Company’s cash on hand, was approximately $98,794,000 net of Rosemont’s cash balances.  In connection with the acquisition, the Company entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS 133, which prohibits hedge accounting for a hedge of an anticipated business combination, the Company recorded a gain of approximately $800,000 on the forward contract.

The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of  $104,062,000 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Assets Acquired:
Current assets (including cash acquired of $5,268)	$10,924
Fixed assets	1,662
Intangibles	80,838
Goodwill	15,366

Liabilities Assumed:
Current liabilities	4,728

Total Purchase Price	$104,062

The estimation of the fair value of assets acquired and liabilities assumed was determined by the Company’s management based on a preliminary independent appraisal and information currently available. The Company is in the process of completing the evaluation of certain acquired assets, as well as certain intangibles.  Accordingly, the allocation of the purchase price is subject to revisions.

Intangible assets consist of trademarks, patents and developed products and will be amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by the Company’s management based on a preliminary independent appraisal and information currently available.  The Company is in the process of completing the useful life assessment and, accordingly, it is subject to revision.

The accompanying consolidated financial statements include the assets and liabilities of Rosemont as of September 30, 2002 but exclude the operations of Rosemont for all periods presented.

The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2002 was prepared assuming the acquisition of Rosemont occurred on January 1, 2001 and January 1, 2002, respectively.  The pro forma results of operations are not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.  (In thousands except per share data).

	Nine Months Ended September 30,
	(Unaudited)
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenues	$72,181	$88,700	$76,470	$90,223
Net income (loss)	9,004	11,343	(24,406)	(23,448)
Earnings (loss) per common share:
Basic	$0.15	$0.19	$(0.43)	$(0.41)
Diluted	$0.15	$0.19	$(0.43)	$(0.41)

	Three Months Ended September 30,
	(Unaudited)
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenues	$26,233	$32,125	$18,350	$23,039
Net income	5,654	6,635	4,550	4,947
Earnings per common share:
Basic	$0.10	$0.11	$0.08	$0.08
Diluted	$0.10	$0.11	$0.08	$0.08

Note 4:   Earnings Per Share of Common Stock

The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”.  Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period.  The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income (loss).  The denominator is based on the following weighted average number of common shares:

	Nine Months Ended September 30,		Three Months Ended September 30
	(Unaudited)		(Unaudited)
	2002	2001	2002	2001

Basic	58,414	56,871	58,531	58,078
Incremental shares for assumed conversion of options	251	—	47	1,333
Diluted	58,665	56,871	58,578	59,411

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised.  Options to purchase 7,485,000 shares and 8,759,000 shares were not included in the diluted earnings per share calculation for the nine months and three months ended September 30, 2002, respectively, as their effect would have been anti-dilutive.  For the nine months and three months ended September 30, 2001, options to purchase 3,579,000 shares and 3,550,000 shares were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

Note 5:   New Accounting Pronouncements

In June 2001, the FASB approved SFAS No. 142 entitled “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  As a result of the adoption of SFAS No. 142, beginning in 2002 the Company is no longer amortizing the negative goodwill resulting from the March 2001 acquisition of Myelos Corporation. Under SFAS No. 142, the negative goodwill balance of $15,953,000 remaining at December 31, 2001 will be maintained on the balance sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due. The amortization of the negative goodwill during the three and nine months ended September 30, 2001 of $959,000 and $2,041,000, respectively, reduced the general and administrative expenses in these periods.  On a pro forma basis, excluding the effect of the amortization of negative goodwill, net income (loss) for the three and nine months ended September 30, 2001 would have been $3,591,000 and $(26,447,000), respectively, and earnings (loss) per share on a basic and diluted basis would have been $0.06 and $(0.47), respectively.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) or assets to be disposed of.  The adoption of SFAS No. 144 on January 1, 2002 has no material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 6: Commitments And Contingencies

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2002
compared with three and nine months ended September 30, 2001

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

BTG was founded in 1980 to develop, manufacture and market novel therapeutic products.  BTG’s overall administration, licensing, human clinical studies, marketing activities, quality assurance and regulatory affairs are primarily coordinated at its headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of BTG’s genetically engineered products are primarily carried out through its wholly-owned subsidiary in Rehovot, Israel.

Restatement of Consolidated Financial Statements

The Company restated its financial statements for each of the years ended December 31, 1999, 2000 and 2001 and related quarterly results.  The principal adjustments to the consolidated financial statements as originally filed for the three and nine months ended September 30, 2001 are discussed below.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 include research and development expense of $71,000 and $891,000, respectively, for development and start-up costs associated with establishing alternate manufacturing sources for its approved drug Oxandrin and for the new 10mg tablet formulation, which costs were originally capitalized within long-term other assets.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 have been restated to reflect compensation charges of $141,000 and $917,000, respectively, arising from modification of the period of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements, which expense should have been recognized at the time of the modification.

The accompanying consolidated financial statements have been restated to reverse the effect of a 1999 product sale, and the subsequent inventory repurchase in 2001, to a distributor in the amount of $2,000,000 and the related cost of sales of $385,000 in 1999 because of significant uncertainties concerning the realization of the invoiced amount at the time of sale.  The effect of this reversal includes a reduction in cost of product sales of $0 and $1,615,000 for the three and nine months ended September 30, 2001, respectively.

The accompanying consolidated financial statements have been restated to reflect contract fees received in 2000 and originally fully recognized in 2000 as a milestone payment, which fee has now been deferred and is being recognized ratably over the 10 year estimated term of the agreement in accordance with Staff Accounting Bulletin 101.  The accompanying consolidated financial statements include contract fee revenue for this contract of $125,000 and $375,000 for both the three and nine month periods ended September 30, 2001 and 2002, respectively.

The accompanying consolidated financial statements have been restated to reflect the reestablishment of $884,000 of property and equipment received in connection with the Myelos acquisition that was previously written off against negative goodwill and subsequent depreciation and amortization of such assets of $74,000 and $157,000 for the three and nine month periods ended September 30, 2001, respectively, and additional amortization of negative goodwill of $44,000 and $93,000 for the three and nine month periods ended September 30, 2001, respectively.  The depreciation and amortization of the Myelos assets are included as a component of research and development expense in the accompanying consolidated statement of operations.  The recognition of the additional amortization of negative goodwill in 2001 is included as a reduction of general and administrative expense in the accompanying consolidated statement of operations.

The following tables present the impact of the restatements on a condensed basis (in thousands except per share amounts):

	Nine Months Ended September 30, 2001		Three Months Ended September 30, 2001
	As Previously Reported*	Restated	As Previously Reported*	Restated
Statement of Operations:
Revenues	$76,095	$76,470	$18,225	$18,350
Expenses	97,839	98,094	14,022	14,263
Income (loss) before income taxes	(15,765)	(15,864)	6,109	5,993
Tax expense	8,926	8,542	1,664	1,443
Net income (loss)	(24,691)	(24,406)	4,445	4,550
Net earnings (loss) per common share
Basic	$(0.43)	$(0.43)	$0.08	$0.08
Diluted	$(0.43)	$(0.43)	$0.08	$0.08

*  As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001, except that interest income has been reclassified to conform to 2002 presentation.

For further information, refer to note 2 of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Acquisition of Rosemont Pharmaceuticals, Ltd.

On September 30, 2002, the Company, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $4,138,000) for Rosemont, which was funded from the Company’s cash on hand, was approximately $98,794,000 net of Rosemont’s cash balances.  In connection with the acquisition, the Company entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS 133, which prohibits hedge accounting for a hedge of an anticipated business combination, the Company recorded a gain of approximately $800,000 on the forward contract.

The consolidated financial statements included in this Quarterly Report on Form 10-Q include the assets and liabilities of Rosemont as of September 30, 2002 but exclude the operations of Rosemont for all periods presented.  For further information, refer to note 3 of the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Outlook

Although BTG anticipates growth in total product sales compared to 2001, it expects that 2002 sales of Oxandrin® will be approximately the same as 2001 sales, while human growth hormone and BioLon® sales will be lower and Delatestryl® sales will be higher.  BTG currently anticipates total 2002 revenues, excluding interest income, of approximately $100 million, including approximately $5 million of revenues from Rosemont.  BTG will not meet its prior guidance of over $100 million in revenue (excluding Rosemont) because (i) Accredo Health, Incorporated (“Accredo”), BTG’s wholesale and retail distributor of the 2.5mg Oxandrin tablet in the United States, will now distribute Oxandrin for BTG on a consignment basis and, as a result, will no longer purchase Oxandrin from BTG, and BTG expects that its sales of Oxandrin will decrease during the period that Accredo runs out its existing inventory and transitions to the consignment relationship, which is anticipated to be completed by May 2003; (ii) the level of sales of BTG’s human growth hormone to JCR Pharmaceuticals, BTG’s Japanese distributor, for the Japanese market will be adversely affected, despite an increasing market share, due to industry-wide pricing pressures in Japan by the Japanese Health Ministry and management of inventory levels by JCR; (iii) an injunction prevents Teva Pharmaceuticals USA, Inc., BTG’s exclusive distributor of human growth hormone in the United States, from introducing BTG’s human growth hormone product; (iv) the introduction of the new 10mg Oxandrin tablet was delayed until late October 2002 and, therefore, accounted for only approximately $5 million of Oxandrin sales in the three and nine months ended September 30, 2002; and (v) royalty revenues have fallen below their 2001 level due to generic competition for Mircette®.  Sales of Delatestryl for the first nine months of 2002 have exceeded the level of total 2001 sales by approximately $2.7 million.

In order to optimize the maturation of BTG’s proprietary pipeline products, BTG has committed significant additional resources to them in 2002. The Company currently anticipates research and development expense will increase by approximately 30% in 2002 compared to 2001, with approximately 50% of this increase occurring in the fourth quarter in connection with pre-clinical work related to Prosaptide, Puricase and the Company’s anti-leukemia drug, as well as the initiation of a Phase II(b) clinical study for Prosaptide, expected to begin in December 2002, and a new Phase I clinical study for Puricase, expected to begin in the first quarter of 2003.  In addition, based on the Company’s change in accounting treatment of development costs associated with certain third party manufacturing projects, which are now being expensed as incurred rather than capitalized, the Company is incurring previously unanticipated development expense.  Although the Company had initially expected research and development expense to increase by approximately 40% in 2002, the smaller increase is a result of (i) the Company’s determination not to continue to pursue its SOD product until it reaches a favorable resolution of clinical design issues with the United States Food and Drug Administration (the “FDA”) and (ii) completion of the Company’s Phase I clinical studies of Puricase™, which began in the first quarter of 2002, being delayed as the Company evaluated how best to proceed with the clinical studies in light of topical hypersensitivity reactions in some individuals participating in the study, despite encouraging early observation of the drug’s effectiveness.  The Company currently plans to initiate a new Phase I clinical safety study of Puricase in the first quarter of 2003 utilizing an intravenous route of administration.  Additionally, in 2002 the Company expanded its marketing and sales activities to fully maximize Oxandrin’s potential and provide stimulus to its growth, resulting in an approximately 20% increase in marketing and sales expense.

Given this significant investment in its future growth, the increase in expenses is anticipated to outpace revenue growth and therefore BTG is currently expecting full year EPS to be in the range of fifteen to twenty cents.  BTG’s 2002 EPS will depend in significant measure on the growth in Oxandrin prescriptions and the sales achieved by both the Ross Products Division of Abbott Laboratories in the long-term care market and BTG in the fourth quarter of 2002.

With the expected growth in BTG’s product sales and the contribution of significant revenues from the Company’s UK Rosemont subsidiary, BTG anticipates continued growth in product sales, revenues, and earnings per share in 2003.  In particular, with the availability, as of October 2002, of the 10mg tablet strength in addition to the 2.5mg tablet, Oxandrin sales are expected to grow.  Expenses are likewise anticipated to grow, driven primarily by growing research and development cost as the Company’s proprietary pipeline products, particularly Prosaptide, proceed further with their clinical development programs.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on the Company’s statements of operations.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Products sales	92.7%	92.5%	94.2%	84.7%
Contract fees	1.7	1.6	1.0	2.3
Royalties	4.3	4.4	3.7	9.1
Other revenues	1.3	1.5	1.1	3.9
Total	100.0	100.0	100.0	100.0

Expenses:
Research and development	33.2	27.0	25.8	31.8
Cost of product sales	13.5	13.1	11.8	14.8
General and administrative	15.1	10.3	15.6	11.0
Marketing and sales	20.0	16.2	19.8	16.6
Royalties	2.1	1.9	1.7	2.9
Finance	0.7	0.2	0.3	0.6
Write-off of in-process research and development acquired	—	59.6	—	—
Total	84.6	128.3	75.0	77.7
	15.4	(28.3)	25.0	22.3
Investment income (loss), net	2.7	7.6	5.9	10.4
Income (loss) before income taxes	18.1	(20.7)	30.9	32.7
Income taxes	5.6	11.2	9.4	7.9
Net income (loss)	12.5%	(31.9)%	21.5%	24.8%

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

The following table summarizes the Company’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Oxandrin®	53.2%	55.4%	55.3%	29.4%
Human growth hormone	22.9	27.2	24.5	52.3
BioLon®	7.5	9.8	6.5	18.1
Delatestryl®	15.6	7.0	13.0	—
Other	0.8	0.6	0.7	0.2
Total	100.0%	100.0%	100.0%	100.0%

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

The following table summarizes the Company’s U.S. and international product sales as a percentage of total product sales for the period indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
United States	71.4%	63.9%	68.1%	32.0%
International	28.6	36.1	31.9	68.0
Total	100.0%	100.0%	100.0%	100.0%

Comparison of Nine Months Ended September 30, 2002 and September 30, 2001.

Revenues.  Total revenues decreased 5.6% in the nine months ended September 30, 2002 to $72,181,000 from $76,470,000 in the nine months ended September 30, 2001.  The decrease in total revenues from the comparable prior period was mainly due to the decrease in product sales.

                Product sales decreased by $3,869,000, or 5.5%, in the nine months ended September 30, 2002 from the comparable prior period in 2001.  Oxandrin sales in the nine months ended September 30, 2002 were $35,545,000, a decrease of $3,609,000, or 9.2%, from the nine months ended September 30, 2001.  BTG experienced a $23,167,000, or 203%, increase in Oxandrin sales in the first six months of 2001 compared to the same period in 2000 primarily due to (i) the commencement, in September 2000, of sales by the Ross Products Division of Abbott Laboratories in the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market, (ii) stocking by certain wholesalers in anticipation of a price increase, and (iii) increased purchases by its wholesale and retail distributor following its completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carried.  However, because of this significant increase in Oxandrin purchases by wholesalers in the first half of 2001, purchases of Oxandrin in the same period by Gentiva Health Services, Inc. (which has been acquired by Accredo Health, Incorporated (“Accredo”)), BTG’s wholesale and retail distributor of  the 2.5mg Oxandrin tablet in the United States, were higher than the levels of its sales of Oxandrin to wholesalers in that period.  As a result, Accredo’s inventory of Oxandrin increased beyond the desired level.  Accordingly, BTG and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by BTG to Accredo more accurately reflected end-user demand.  The decrease in sales of Oxandrin in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is a result of this amendment.  Approximately 73% and 83% of BTG’s total Oxandrin sales of $47,150,000 occurred in the first half and first nine months of 2001, respectively.  Oxandrin sales in the nine months ended September 30, 2002 include $4,744,000 of sales of the new 10mg Oxandrin tablet to wholesalers in anticipation of the launch in October 2002.

Sales of Delatestryl in the nine months ended September 30, 2002 were $10,454,000, an increase of $5,478,000, or 110.1%, compared to the first nine months of 2001.  Approximately 60% and 30% of total Delatestryl sales occurred in the first and third quarters of 2002, respectively.  Total 2001 Delatestryl sales were $7,253,000.  The increase in sales of Delatestryl is due in large part to the United States Food and Drug Administration (“FDA”) stopping the production of a competing injectable testosterone product used to treat men with hypogonadism (testostrone deficiency) in 1999 and to date not permitting its re-introduction.  Sales of human growth hormone and BioLon were $15,294,000 and $5,044,000, respectively, in the first nine months of 2002, a decrease of $3,932,000 and $1,877,000, or 20.5% and 27.1%, respectively, over the comparable period in 2001. The decrease in sales of human growth hormone was primarily due to the purchasing patterns of BTG’s customers, while the decrease in sales of BioLon was primarily due to decreased sales by BTG’s distributor in the United States, which lost its key subdistributor of BioLon.

Contract fees in the nine month periods ended September 30, 2002 and 2001 represent mainly contract fees received in prior periods but recognized in the nine months ended September 30, 2002 and 2001 in accordance with SAB 101.

Royalties were $3,120,000 in the nine months ended September 30, 2002, as compared to $3,370,000 in the same period last year.  These revenues consist mainly of royalties from Mircette in both periods and Silkis and insulin products in 2002.  Royalties from Mircette decreased approximately $500,000 in the 2002 period compared to 2001.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

Research and development expense increased 15.9% in the nine months ended September 30, 2002 to $23,921,000 from $20,640,000 in the nine months ended September 30, 2001.  The increase in research and development expenditures resulted mainly from the addition of research and development activities for Prosaptide following the acquisition of Myelos and increased patent related expenses, partially offset by decreased compensation costs in the 2002 period compared to the 2001 period, which includes the compensation cost associated with modification of stock options previously granted to former employees, as well as decreased cost associated in validating the new 10mg formulation of Oxandrin in 2002 as compared to 2001.

Cost of product sales decreased by 3.0% in the nine months ended September 30, 2002 to $9,757,000 from $10,053,000 in the nine months ended September 30, 2001, primarily as a result of the 5.5% decrease in product sales, partially offset by an unfavorable mix of products in the first nine months of 2002.  Cost of product sales as a percentage of product sales increased to 14.6% in the nine months ended September 30, 2002 from 14.2% in the comparable period last year, due to the unfavorable mix of products and lower product sales.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon and Delatestryl have the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense increased by 37.9% in the nine months ended September 30, 2002 to $10,873,000 from $7,887,000 in the comparable prior period.  The amortization of negative goodwill resulting from the Myelos acquisition reduced general and administrative expense in the nine months ended September 30, 2001 by $2,041,000. Due to a change in accounting for goodwill and other intangible assets under GAAP, negative goodwill is no longer amortized.  On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administrative expense for the nine months ended September 30, 2001 was $9,928,000.  On a pro forma basis, general and administrative expense increased by $945,000, or 9.5%, mainly due to increased compensation costs and substantial audit fees incurred in 2002 in connection with the reaudit of the Company’s financial statements, partially offset by decreased merger and acquisition activities in 2002 and higher consulting fees in the nine months ended September 30, 2001 compared to 2002.  As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill in 2001) increased to 15.1% in the nine months ended September 30, 2002 from 13.0% in the nine months ended in September 30, 2001 as a result of the decrease in revenues and increase in general and administrative expenses.

Marketing and sales expense in the nine months ended September 30, 2002, increased by 17.2% to $14,465,00 as compared to $12,344,000 last year.  As a percentage of product sales, marketing and sales expense increased to approximately 21.6% from 17.5% for the nine months ended September 30, 2001 as a result of decreased product sales and increased marketing and sales expenses.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The significant increase in marketing and sales expense in 2002 was due to increased promotion and marketing costs, as well as increased compensation and training costs due to the Company’s expansion of its field force, as the Company sought to maximize Oxandrin’s potential and growth, partially offset by decreased incentive compensation costs.

Royalty expense was $1,530,000 in the nine months ended September 30, 2002, as compared to $1,444,000 in the nine months ended September 30, 2001.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

Finance expense in the nine months ended September 30, 2002 of $530,000 resulted principally from interest and CPI linkage payable to the tax authorities in Israel as a result of the settlement of a tax audit of BTG-Israel covering the 1997 to 2000 tax years, as well as exchange rate differences between the U.S. Dollar and the Israeli Shekel.

Write-off of In-Process Research and Development Acquired.  In the nine months ended September 30, 2001 BTG wrote off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation, which amount represented the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, in accordance with GAAP the value was expensed as of the acquisition date.

Investment income, net decreased by $3,836,000 from the comparable prior period, due to BTG’s recognition of unrealized capital losses of $1,397,000, consisting of a $886,000 write-down of WorldCom debt securities and a $511,000 decrease in the market value of a debt mutual fund, as well as lower interest rates earned on BTG’s investments, the use of $15,603,000, net to acquire Myelos, the use of approximately $14,226,000 to fund construction of the Company’s new manufacturing facility after September 30, 2001, and the use of $5,000,000 to purchase shares of Omrix Biopharmaceuticals in March 2001, partially offset by cash flow from operations, proceeds from the exercise of options and $800,000 realized from the forward contract for the delivery of £64,000,000 entered into in connection with the Rosemont acquisition.

Income Taxes.  Provision for income taxes for the nine months ended September 30, 2002 was $4,025,000, representing approximately 30.9% of income before income taxes, as compared to $8,542,000, or 30.8% of income before income taxes (on a pro forma basis excluding the write-off of in-process research and development acquired and the amortization of negative goodwill, which is not taken into account in computing income taxes), in the comparable period last year.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 1.5 million additional basic weighted average shares outstanding for the nine month period ended September 30, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 2001, of shares upon the exercise of options and pursuant to the Company’s employee stock purchase plan and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001, diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.  On a pro forma basis, excluding the write-off of in-process research and development acquired and amortization of negative goodwill, net income would have been $19,153,000, or $0.34 per share and $0.33 per share, respectively, on a basic and diluted share basis, for the nine months ended September 30, 2001.  On a pro forma basis, diluted weighted average shares in 2001 would have been 58,072,000, which includes 1,201,000 incremental shares resulting from the assumed exercise of options.  Diluted weighted average shares in 2002 was 58,665,000, an approximately 600,000 share increase over pro forma diluted weighted average shares in 2001.  The increase in the number of diluted shares was primarily the result of the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001 and the issuance of shares upon exercise of options, partially offset by less outstanding options being considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the nine months ended September 30, 2002, which average fair market value was lower than in the comparable period in 2001.

Comparison of Three Months Ended September 30, 2002 and September 30, 2001.

Revenues.  Total revenues increased 43.0% in the third quarter of 2002 to $26,233,000 from $18,350,000 in the third quarter of 2001.  The increase in total revenues from the comparable prior period was entirely due to the increase in product sales, partially offset by a decrease in contract fees, royalties and other revenues.

Product sales increased by $9,178,000, or 59.1%, in the three months ended September 30, 2002 from the comparable prior period in 2001.  Oxandrin sales in the three months ended September 30, 2002 were $13,661,000, an increase of $9,086,000, or 198.6%, from the three months ended September 30, 2001.  BTG experienced a significant decrease in Oxandrin sales in the third quarter of 2001 due to reduced purchases of Oxandrin by Accredo in response to increased inventory levels resulting from over-stocking by wholesalers during the first six months of 2001. Effective August 2001 BTG and Accredo amended their distribution arrangement to provide for reduced purchases of Oxandrin until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by BTG to Accredo more accurately reflected end-user demand.  The increase in sales of Oxandrin in the third quarter of 2002 compared to the third quarter of 2001 is a result of this amendment, as well as $4,744,000 of sales of the new 10mg Oxandrin tablet to wholesalers in anticipation of the launch in October 2002.  Oxandrin sales in the third quarter of 2001 accounted for only approximately 9.7% of BTG’s total Oxandrin sales in 2001.

Sales of Delatestryl in the third quarter of 2002 were $3,212,000.  There were no sales of Delatestryl in the third quarter of 2001.  Product sales of human growth hormone and BioLon were $6,053,000 and $1,598,000, respectively, in the third quarter of 2002, a decrease of $2,080,000 and $1,212,000, or 25.6% and 43%, respectively, over the comparable period in 2001.  The decrease in sales of human growth hormone was primarily due to the purchasing patterns of BTG’s customers, while the decrease in sales of BioLon was primarily due to decreased sales by BTG’s distributor in the United States, which lost its key subdistributor of BioLon.

Contract fees in the three month periods ended September 30, 2002 and 2001 represent contract fees received in prior periods but recognized in the third quarter of 2002 and 2001 in accordance with SAB 101.

Royalties were $959,000 in the third quarter of 2002, as compared to $1,677,000 in the same period last year.  These revenues consist mainly of royalties from Mircette in both periods and Silkis and insulin products in 2002.  The decrease in royalties was due to the decrease in royalties from Mircette, which is facing generic competition.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel.

Research and development expense increased 15.9% in the third quarter of 2002 to $6,778,000 from $5,847,000 in the third quarter of 2001.  The increase in research and development expenditures resulted mainly from the addition of research and development activities for Prosaptide following the acquisition of Myelos and increased compensation costs, partially offset by the compensation cost recorded in 2001 associated with the modification of stock options previously granted to former employees as well as decreased cost associated in validating the new 10mg formulation of Oxandrin in 2002, when this project was completed, as compared to 2001.

Cost of product sales increased by 14.3% in the three months ended September 30, 2002 to $3,097,000 from $2,710,000 in the three months ended September 30, 2001, as a result of the 59.1% increase in product sales as well as a favorable mix of products in the 2002 period as compared to 2001.  Cost of product sales as a percentage of product sales decreased to 12.5% from 17.4% as a result of increased product sales and a favorable mix of products. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon and Delatestryl have the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

General and administrative expense increased by 102.3% in the three months ended September 30, 2002 to $4,082,000 from $2,018,000 in the comparable prior period.  The increase in general and administration expense was due to the amortization of negative goodwill resulting from the Myelos acquisition of $959,000 that was recorded in the third quarter of 2001 and increased compensation costs and audit fees in 2002 as compared to 2001.  Due to a change in accounting for goodwill and other intangible assets under GAAP, negative goodwill is no longer amortized.  On a pro forma basis to exclude the effect of the amortization of negative goodwill, general and administration expense for the third quarter of 2001 was $2,977,000.  On a pro forma basis, general and administrative expense increased by $1,105,000, or 37.1%, primarily due to the increased compensation and audit costs.  As a percentage of revenues, general and administrative expense (excluding the effect of the amortization of negative goodwill in 2001) decreased to 15.6% in the three months ended September 30, 2002 from 16.2% in the three months ended in September 30, 2001, as the revenues increased at a greater rate than general and administrative expense.

Marketing and sales expense increased 70.7% in the third quarter of 2002 to $5,200,000 from $3,046,000 for the prior year period.  As a percentage of product sales, marketing and sales expense increased to approximately 21.0% from 19.6% for the third quarter of 2001.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The increase was primarily due to increased compensation and training costs as the Company expanded its field force, increased incentive compensation costs and advertising, promotions and market research as the Company sought to maximize Oxandrin’s potential and growth.

Royalty expense was $435,000 in the three months ended September 30, 2002, as compared to $533,000 in the three months ended September 30, 2001.  These expenses consist primarily of royalties to entities from which the Company licensed certain of its products and to the Chief Scientist.

Investment income, net was $1,559,000 in the three months ended September 30, 2002 as compared to $1,906,000 in 2001.  The decrease was primarily due to lower interest rates, as well as the recognition of unrealized capital losses, net of $38,000 in the market value of a debt mutual fund, in large part offset by the $800,000 realized from the forward contract for the delivery of £64,000,000 entered into in connection with the Rosemont acquisition.

Income Taxes.  Provision for income taxes for the three months ended September 30, 2002 was $2,465,000, representing approximately 30.4% of income before income taxes, as compared to $1,443,000, or 28.7% of income before income taxes (on a pro forma basis excluding the amortization of negative goodwill, which is not taken into account in computing income taxes), in the comparable quarter last year.  The increase in the consolidated effective tax rate in the three months ended September 30, 2002 resulted primarily from a larger research and development tax credit being utilized in 2001 compared to 2002.  BTG’s consolidated effective tax rate differs from the statutory rate because of Israeli tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 500,000 additional basic weighted average shares outstanding for the three month period ended September 30, 2002, as compared to the same period in 2001.  The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 2001, of shares upon the exercise of options and pursuant to the Company’s employee stock purchase plan.  On a pro forma basis, excluding amortization of negative goodwill, net income would have been $3,591,000, or $0.06 per share, on both a basic and diluted share basis, for the third quarter of 2001.  BTG had approximately 800,000 less diluted weighted average shares outstanding for the third quarter of 2002, as compared to the third quarter of 2001.  The decrease in the number of diluted shares was primarily to the fact that less outstanding options were considered common equivalents in 2002 because their exercise price was above the average fair market value of the common stock for the third quarter of 2002, which average fair market value was lower than in the comparable period in 2001.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2002 was $33,570,000, as compared to $139,472,000 at December 31, 2001.  The decrease was due primarily to the use of $95,724,000 (net of acquired cash) of cash and short-term investments to acquire Rosemont.

On September 30, 2002, the Company, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals, Ltd. (“Rosemont”), a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs (consisting principally of consulting, investment banking, legal and accounting fees and travel costs) of approximately $4,138,000) for Rosemont, which was funded from the Company’s cash on hand, was approximately $98,794,000 net of Rosemont’s cash balances.  In connection with the acquisition, the Company entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS 133, which prohibits hedge accounting for a hedge of an anticipated business combination, the Company recorded a gain of approximately $800,000 on the forward contract.

The cash flows of the Company have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income and financings, if any, undertaken by the Company.  Net cash (decreased) increased by $(59,950,000) and $42,123,000 in the nine months ended September 30, 2002 and 2001, respectively.   The significant decrease in net cash in 2002 was due primarily to the use of $95,724,000 (net of acquired cash) of cash and short-term investments to acquire Rosemont.

Net cash provided by operating activities was $11,310,000 and $39,321,000 in the nine months ended September 30, 2002 and 2001, respectively.  Net income (loss) was $9,004,000 and $(24,406,000) in the same periods, respectively.  In the nine months ended September 30, 2002, net cash provided by operating activities was greater than the net income primarily due to an increase in accounts payable of $1,788,000, depreciation and amortization of $1,896,000, and an unrealized loss on investment of $1,397,000, partially offset by an increase in restricted cash, receivables and prepaid expenses and other current assets of $1,100,000, $1,040,000 and $860,000, respectively, a gain from the forward currency contract entered into in connection with the Rosemont acquisition of $800,000 and deferred revenues of $1,085,000.  In the nine months ended September 30, 2001 BTG had net cash provided by operating activities despite the net loss primarily due to the write-off of in-process research and development acquired of $45,600,000, a decrease in accounts receivable of $11,554,000, an increase in accounts payable and other current liabilities of $5,027,000 and $2,029,000, respectively, and depreciation and amortization and deferred income taxes of $2,871,000 and $2,749,000, respectively, partially offset by an increase in inventories and prepaid expenses and other current assets of $2,226,000 and $1,760,000, respectively, and the amortization of negative goodwill of $2,041,000.

Net cash used in investing activities was $72,230,000 and $4,346,000 in the nine months ended September 30, 2002 and 2001, respectively.  Net cash provided by investing activities included capital expenditures of $12,844,000 and $18,713,000 in these periods, respectively, primarily for the new manufacturing facility, $95,724,000 net cash paid in connection with the acquisition of Rosemont in September 2002, $15,358,000 net cash paid in connection with the acquisition of Myelos in March 2001 and a $5,000,000 investment in Omrix in the nine months ended September 30, 2001.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $970,000 and $7,148,000 in the nine months ended September 30, 2002 and 2001, respectively, representing net proceeds from issuance of common stock primarily resulting from the exercise of stock options, partially offset in 2002 by the repayment of $397,000 of debt.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,250,000.  Construction of a modern production facility meeting FDA GMP requirements for drugs, biologics and devices has been completed and acceptance and qualification tests have commenced and are expected to be completed toward the end of 2002.  BTG will then commence the process validation for products manufactured in the existing facility to be transferred to the new facility.  Production of BTG’s products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which BTG anticipates will occur by mid 2004.  Through September 30, 2002, BTG has spent approximately $40,000,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $7,000,000 to complete validation activities, of which approximately $3,000,000 has been expended through September 30, 2002.  In addition, BTG has agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  This property will allow BTG to locate its principal research and development activities adjacent to its new manufacturing facility.

In June 2000, Bio-Technology General (Israel) Ltd., BTG’s wholly-owned subsidiary (“BTG-Israel”), entered into a $20,000,000 revolving credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Short-term borrowings under the facility are due 12 months from the date of borrowing and long-term borrowings are due five years from the date of borrowing and are to be repaid monthly over a three year period beginning September 2002 with respect to $10,000,000 of borrowings and March 2003 with respect to the remaining $10,000,000 of borrowings.  Loans under the facility bear interest at the rate of LIBOR plus 0.5% in the case of short-term borrowings and LIBOR plus 1% in the case of long-term borrowings.  Amounts repaid under the facility can be reborrowed.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At September 30, 2002 the Company had outstanding long-term borrowings of $19,722,000 and no short-term borrowings under the facility.

BTG maintains its funds in commercial paper, money market funds and other liquid debt instruments.

BTG manages its Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluation on its non-U.S. dollar assets and liabilities.  The cost of the Company’s operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  The consumer price index (which is used to measure the rate of inflation) increased approximately 2% in the nine months ended September 30, 2001, and the Shekel’s value in relation to the U.S. dollar decreased by approximately 8%.  For the full year of 2001, the rate of inflation was approximately 1% while the Israeli Shekel was devalued by approximately 9%.  In the nine months ended September 30, 2002, the consumer price index increased approximately by 7% and the Shekel’s value in relation to the U.S. dollar decreased by approximately 10%.  As a result, for those expenses linked to the Israeli Shekel, such as salaries and rent, this resulted in corresponding decrease in these costs in U.S. dollar terms.  To the extent that expenses in Shekels exceed BTG’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluation of Israeli currency has been and will continue to be a benefit to BTG’s financial condition.  However, should BTG’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

The Company believes that its remaining cash resources as of September 30, 2002, together with anticipated product sales and continued funding from the Chief Scientist at current levels, will be sufficient to fund the Company’s current operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of BTG’s products will not be canceled, that the Chief Scientist will continue to provide funding at current levels, that BTG will not use a substantial portion of its cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of the Company’s future cash requirements will depend in large part on the status of commercialization of the Company’s products, the Company’s ability to enter into additional research and development and licensing arrangements, and the Company’s ability to obtain additional equity investments, if necessary.  There can be no assurance that the Company will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

BTG’s obligations under its $20,000,000 revolving credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $19,722,000 outstanding under this facility at September 30, 2002 would result in an increase in its annual interest expense of $197,000.  Because these borrowings relate to the construction of BTG’s new facility, interest expense is currently being capitalized.

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

Item 4.                         Controls and Procedures

In its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission (the “SEC”), among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  While BTG believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, BTG intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

BTG’s Chairman and Chief Executive Officer and Vice President–Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2002, that BTG’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BTG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BTG in such reports is accumulated and communicated to BTG’s management, including BTG’s Chairman and Chief Executive Officer and Vice President–Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or in other factors known to BTG that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.  However, the management letter delivered to BTG by KPMG LLP in connection with KPMG’s reaudit of BTG’s restated financials statements for the years ended December 31, 1999, 2000 and 2001 states that the Company’s restatement of its financial statements “. .. indicates a significant need for the Company to employ additional technical accounting and financial reporting resources.”  The Company notes that with the exception of the non-recognition of compensation costs in connection with stock option modifications, the original accounting treatment of all other matters subsequently restated were discussed with and approved by the Audit Committee of the Company’s Board of Directors and Arthur Andersen LLP, the Company’s independent auditors at the time. The Company is in the process of seeking additional employees with technical accounting and financial reporting experience in light of KPMG’s recommendation to further enhance the Company’s existing technical accounting and financial reporting resources.

Part  II. OTHER INFORMATION

Item 1.    Legal Proceedings

BTG is currently in a dispute with Serono Laboratories, Inc. (“Serono Labs”) relating to a 1998 co-promotion agreement pursuant to which BTG undertook to promote in the United States through Gentiva Serono Labs’ recombinant human growth hormone, Saizen, for the treatment of children with growth failure due to inadequate levels of growth hormone.  The agreement proved to be commercially infeasible and BTG terminated the agreement in June 1999.  Serono is contesting BTG’s termination of that agreement in 1999 and asserting that a non-compete provision, which BTG maintains expired in mid-2000 and in any case should not apply to Teva, if it is applicable at all, should continue until April 30, 2002.  In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG’s position on these issues.  On September 24, 2002, BTG’s action was transferred from the equity courts to the law courts in New Jersey for a non-jury trial, and a firm trial date of December 9, 2002 has been set.  While the co-promotion agreement with Serono precluded recovery for consequential damages, Serono has recently asserted a claim for unspecified monetary damages based on a Massachusetts law regarding “unfair trade practices”.  BTG believes that in order to prevail on this claim Serono must prove intentional acts of “deception,” “extortion” or “coercion.”  Under this law, the court is entitled, in its discretion, to enhance the damage award by up to three times (but not less than twice) the actual damages if there was a “willful or knowing” violation with the “malicious intent to injure” the other party.  The court can also award attorneys’ fees and costs.

Item 5.    Other Information

BTG has renegotiated its agreement with Accredo Health, Incorporated (“Accredo”) for the distribution of Oxandrin for the treatment of involuntary weight loss and Delatestryl for the treatment of testosterone deficiency. Under the revised agreement, BTG will sell these products directly to wholesalers and Accredo will distribute them for BTG on a consignment basis for a transaction fee.  Accredo will earn management fees from BTG for certain services it will continue to provide, such as warehousing and shipping of product.  In anticipation of the change in its distribution agreement with Accredo, BTG has established direct relationships with key wholesalers.  The transition to the new arrangement, which is underway and is anticipated to be completed by May 2003, is expected to provide greater economy by reducing BTG’s distribution costs.  BTG’s sales of Oxandrin in the fourth quarter of 2002 will be determined by the demand for the 10mg tablet and the simultaneous working down of Accredo’s available supply of the 2.5mg tablets.

Item 6.    Exhibits and Reports on Form 8-K

(1)           Exhibits

10.1         Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner

10.2         Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended

(2)           Reports on Form 8-K

Current Report on Form 8-K dated August 2, 2002 reporting the Company’s financial results for the three and six months ended June 30, 2002.

Current Report on Form 8-K dated August 14, 2002 filing certifications by the Company’s Chief Executive Officer, Senior Vice President-Finance and Vice President-Chief Financial Officer certifications under Section 906 of the Sarbanes-Oxley Act.

Current Report on Form 8-K dated September 20, 2002 reporting the execution of an agreement to acquire Rosemont Pharmaceuticals, Ltd.

Current Report on Form 8-K dated September 30, 2002 reporting the closing of the acquisition of Rosemont Pharmaceuticals, Ltd.

Current Report on Form 8-K dated October 4, 2002 reporting the resignation of KPMG LLP as the Company’s auditors.

Current Report on Form 8-K dated October 16, 2002 reporting the engagement of Grant Thornton LLP as the Company’s auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNOLOGY GENERAL CORP.
(Registrant)

	By:	/s/ Sim Fass
Sim Fass
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Yehuda Sternlicht
Yehuda Sternlicht
Vice President-Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2002

CERTIFICATIONS

I, Sim Fass, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Bio-Technology General Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Sim Fass
Sim Fass
Chairman of the Board and CEO

I, Yehuda Sternlicht, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Bio-Technology General Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Yehuda Sternlicht
Yehuda Sternlicht
Vice President–Chief Financial Officer