Form 10-K
period 2002-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2003-03-31
CIK 722104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Commission File Number 0-15313

BIO-TECHNOLOGY GENERAL CORP.
(Exact name of Registrant as specified in its charter)

Delaware	13-3033811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Tower Center, 14th Floor, East Brunswick, New Jersey	08816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 418-9300

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

YES  ☐         NO  ☒(1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

Aggregate market value of the Registrant’s Common Stock held by non-affiliates at March 17, 2003 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System on June 28, 2002):  $352,226,543.  Common Stock outstanding as of March 17, 2003: 58,895,048 shares.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this report.

(1)  The Company’s Current Report of Form 8-K relating to its acquisition of Rosemont Pharmaceuticals Limited was not timely filed.

PART I

ITEM 1.  BUSINESS

General Overview

We are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments.  We distribute our products on a worldwide basis primarily through a direct sales force in the United States, the United Kingdom (for our oral liquid products) and Israel and primarily through third-party license and distribution relationships elsewhere.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and several of which are in pre-clinical development.

BTG was founded in 1980 to develop, manufacture and market novel therapeutic products.  In September 2002, we acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets primarily prescription  products in oral liquid form.  BTG’s overall administration, finance, legal and patent activities, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly owned subsidiary in Israel. Development, manufacture, distribution and sale of our oral liquid products are carried out through Rosemont in the United Kingdom.

Products and Applications(2)

Our largest selling product is OXANDRIN, which we are marketing in the United States primarily with our own sales force, as well as co-marketing to the long-term care market through a third party.  Our other significant commercialized products are DELATESTRYL, which we are distributing on our own in the United States, our oral liquid products, which we are marketing on our own in the United Kingdom, and BIO-TROPIN, our human growth hormone product that is being marketed in Japan and Europe by third parties under licensing arrangements.  BTG’s other commercialized products are generally being marketed by third parties under licensing arrangements and by BTG in Israel.

(2)  MIRCETTE is a trademark of Organon, Inc.  ARTHREASE is a trademark of DePuy Orthopaedics, Inc., except in Israel, where it is owned by BTG.  PURICASE is a trademark of Mountain View Pharmaceuticals, Inc.  Tev-Tropin is a trademark of Teva Pharmaceutical Industries, Inc.  FIBRIMAGE is a trademark of Draximage.  SILKIS is a trademark of Galderma, except in Israel where it is owned by Solvay. All other trademarks are owned by BTG.

The following table presents information regarding BTG’s principal products:

Product	Indication/Application	Territory
COMMERCIALIZED PRODUCTS:

OXANDRIN® (oxandrolone)	Involuntary weight loss	United States and to a lesser extent various other countries

ORAL LIQUID PHARMACEUTICAL PRODUCTS	Oral liquid formulations of medicines	United Kingdom and to a lesser extent on an export basis

BIO-TROPINTM (human growth hormone)	Growth hormone deficiency in children and Turner syndrome	Japan, Europe and various other countries

DELATESTRYL® (injectable testosterone)	Hypogonadism	United States

BIOLON® (sodium hyaluronate)	Injectable viscous solution for ophthalmic surgical procedures	Worldwide

MIRCETTE® (oral contraceptive dosing regimen)	Reduced pregnancy risk	United States

SILKIS® (vitamin D derivative)	Anti-psoriasis/contact dermatitis agent/other skin disorders	Europe and Latin America

BIO-HEP-BTM	Hepatitis-B vaccine	Israel and the Far East

ARTHREASETM (sodium hyaluronate)	Osteoarthritic knee pain	Europe and Israel Registration (United States) and other countries

INSULIN	Diabetes	Eastern Europe

PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:		Status

PROSAPTIDETM	Treatment of neuropathic pain	Phase II

PURICASE®	Severe gout	Phase I

FIBRIMAGE® (thrombus-imaging agent)	Diagnosis of deep vein thrombus	Phase III
ORAL LIQUID PHARMACEUTICAL PRODUCTS	Oral liquid formulations of medicines	Bio-equivalence and stability studies

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:		Status

BIOGENERICA	Generic versions of two biologic pharmaceutical products	Pre-clinical development

BTG – 271	Leukemia	Preclinical

Commercialized Products

OXANDRIN (oxandrolone)

BTG’s OXANDRIN is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain following involuntary weight loss.  There is growing recognition in the medical community that interventional management of disease-related weight loss (cachexia) is an extremely important facet of patient care.  Involuntary weight loss is associated with a relatively wide range of clinical conditions that, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death.  Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual’s lean body mass (i.e., muscle) is associated with a 20% increase in mortality.  At 35% loss of lean body mass, the death rate approaches 100%.  Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease.  We estimate the incidence of involuntary weight loss in the United States is several million persons each year.

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

In 1964, the United States Food and Drug Administration (“FDA”) approved OXANDRIN for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight.  This approval permits the use of OXANDRIN to treat disease-related weight loss other than starvation.  G.D. Searle & Company Limited (“Searle”), now a subsidiary of Pharmacia, which originally developed and obtained FDA approval of OXANDRIN, ceased marketing OXANDRIN in the 1980s.  BTG acquired the rights to OXANDRIN from Searle in 1990, and Searle contract manufactures the active pharmaceutical ingredient of  OXANDRIN for BTG.  See “—Manufacturing and Supply Arrangements,” “—Risk Factors—We  are dependent on OXANDRIN sales for a significant portion of our revenue, and any decrease in OXANDRIN sales could adversely affect our results of operations and our ability to conduct our business” and “—We are dependent on third party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products”.

With the growing awareness of the importance of combating disease-related involuntary weight loss, BTG decided to re-launch the product on its own under the OXANDRIN trade name.  BTG started selling OXANDRIN in the United States for indications under the FDA approval in December 1995.  In October 2002, BTG introduced a 10mg OXANDRIN tablet to complement its existing 2.5mg tablet.  The new tablet strength, which allows patients taking 20mg a day, the most common dosage, to convert from eight 2.5 mg tablets to the convenience of one 10mg tablet twice daily, is expected to improve patient adherence to therapy as well as treatment outcomes.  Until the fourth quarter of 2002, BTG sold its OXANDRIN to Accredo Health, Incorporated and its predecessors (“Accredo”), which then sold the product to wholesalers.  With the introduction of the 10mg tablet, BTG began to sell OXANDRIN directly to wholesalers, although Accredo will continue to distribute the 2.5mg OXANDRIN tablets in its inventory until they complete the liquidation of their inventory position, which we anticipate will occur by the end of March 2003.  In May 2000, BTG signed an agreement with the Ross Products Division of Abbott Laboratories (“Ross”) to co-market OXANDRIN in the long-term care market in the United States.

Since our launch of OXANDRIN in December 1995, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss.  In order to increase market awareness and acceptance of OXANDRIN for the treatment of other disease-related weight loss conditions, BTG has been conducting controlled clinical trials and post-approval clinical studies to provide further clinical support for the use of OXANDRIN for such conditions.  To date BTG-sponsored clinical studies at leading institutions have been completed relating to:

•              the effect of OXANDRIN as an adjunct to promote weight gain and hasten the rate of skin regrowth and healing in burn patients and as an adjunct to promote weight gain and hasten healing of decubitus ulcers in malnourished patients;

•              the use of OXANDRIN for the promotion of weight gain in patients suffering from weight loss due to chronic obstructive pulmonary disease;

•              the effect of OXANDRIN on the incidence of fat redistribution syndrome (lipodystrophy) in HIV-positive patients treated for weight loss;

•              OXANDRIN for the promotion of weight gain in malnourished cancer patients; and

•              OXANDRIN for the promotion of weight gain in the frail elderly population.

Manuscripts summarizing the results of these studies have been published and others are planned for submission in the near future.

There are limited sales of OXANDRIN for pediatric growth disorders in Australia and Israel.  In addition, OXANDRIN is currently being marketed on a “name patient basis” in Scandinavia.

BTG has been granted U.S. patents directed to the use of oxandrolone in the treatment of chronic obstructive pulmonary disease and in ameliorating muscle weakness/wasting in HIV-positive patients.  BTG has patent applications that have been allowed and are awaiting issue and has filed patent applications directed to other uses of OXANDRIN such as burns and skin ulcers that are pending in the United States and other countries.

We have received notice that Solchem, formerly an affiliate of Societa Prodotti Antibiotici S.p.A. (“SPA”), filed its drug master file relating to a generic oxandrolone product with the FDA in 2002.  SPA was our initial alternate source supplier of oxandrolone through at least 2003.  We believe that Solchem intends to supply oxandrolone to Mutual Pharmaceutical, a generic drug manufacturer.  A settlement of litigation with Solchem precludes Solchem from supplying oxandrolone to Mutual for commercial purposes until October 2003.  We expect a generic version of OXANDRIN could be introduced as early as 2004.

Oral Liquid Pharmaceutical Products

Rosemont develops and markets oral liquid formulations of off-patent drugs to treat patients who, because of age, medical conditions or personal preference, take medication in oral liquid form.  The primary patient population for oral liquid formulations is the elderly, although these formulations are administered to the pediatric population as well.  Rosemont has developed over 80 oral liquid formulations of pharmaceutical medications and has successfully positioned itself in the United Kingdom as “The Specialist in Oral Liquid Medicines.”

Under U.K. regulations, Rosemont is permitted to sell two categories of products.  For those products for which Rosemont completes bioequivalence and stability studies, it receives a product license from the U.K. Medicines Control Agency and is permitted to promote such products to physicians, nurses and pharmacists.  For compounds that are not licensed in an oral liquid formulation, Rosemont holds a license to accept custom orders for such products, known as “Specials,” but is not permitted to promote Specials.

Rosemont currently sells over 80 products.  For the years ended December 31, 2000, 2001 and 2002, licensed products accounted for approximately 59%, 62% and 65%, respectively, of Rosemont’s sales. Products in three therapeutic areas — central nervous system, diuretics and cardiovascular – accounted for approximately 56%, 64% and 66% of Rosemont’s sales in 2000, 2001 and 2002, respectively.  Of the licensed products, 74% are branded by Rosemont (sold under a Rosemont trademark) and 52% are unique in oral liquid form.  Rosemont currently produces 37 Specials, and is planning to introduce four to six additional Specials during 2003.  Eleven licensed products and the Specials accounted for approximately 66% of total Rosemont sales in 2002.  Rosemont has to date focused on the U.K. domestic market and its export sales to date have been minimal.

Rosemont maintains an extensive list of available Specials.  Typically, when an order comes in for a Special it can be filled within 48 hours.  For a product where no Special formulation already exists, the process of creating it takes six to nine months.  Rosemont’s strategy is to first produce products as Specials, then conduct bioequivalence and stability studies to obtain licensure for those products.  This process generally requires two to three years.  Rosemont maintains an in-house development capability to develop new products.

Rosemont has worked to date with compounds that are not patent protected and has found a market niche in which it faces limited competition.  Rosemont’s products do not follow the typical life cycle of off-patent drugs, as they may continue to grow for many years without significant price erosion.  We expect Rosemont’s growth in the near term will primarily result from new chronic central nervous system or cardiovascular products coming off patent, targeting a mainly elderly patient population.  In the U.K., the oral liquids segment of the market is forecast to grow at approximately 15% per annum over the next several years, more than double the rate of growth of the U.K. pharmaceutical market as a whole.  We anticipate market growth will be driven primarily by the aging population and an increased awareness of the use of optimal formulations. We believe U.K. Government policy helps to drive the consumption of oral liquid formulations.  The U.K. Government guidelines of “best practice” and providing optimal care for the elderly (published March 2001) states that “when administering medicines, in the best interests of the patient you must consider the method of administration in the context of the condition of the patient.”

Above a certain level of annual sales of licensed products to the National Health Service, pharmaceutical companies in the U.K. generally must renegotiate pricing with the government annually.  Given the composition of Rosemont’s business and the projected growth rates of its licensed products, we do not expect to face this annual price negotiation for a number of years.  For Specials, Rosemont is generally free to set its own introductory prices.  Although most of Rosemont’s formulations are not patented, it faces limited competition in the U.K. market, due to the limited size of the oral liquids segment.  Rosemont’s competitors are U.K. pharmaceutical companies active in the marketing of drugs for geriatric and pediatric use.

Rosemont has also used its formulation know-how to develop an oral liquid formulation of tamoxifen (trademarked Soltamox).  Tamoxifen is an off-patent drug for the treatment of both advanced and early stage breast cancers.  BTG now holds global rights to Soltamox.  The formulation is patented in the U.S. and the European Union.

BIO-TROPIN (human growth hormone)

Human growth hormone (“hGH”) is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation.  A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism.  We estimate that current annual worldwide sales of hGH for the treatment of growth hormone deficiency are approximately $1.6 billion, and that geographic distribution of worldwide sales is approximately 42% in Japan, 27% in the United States and 27% in Europe, with the balance in other countries.

BTG’s scientists first produced hGH by recombinant DNA methods in the early 1980s.  Although the FDA approved BIO-TROPIN for marketing in the United States in May 1995, to date we have been unable to market BIO-TROPIN in the United States as a result of a seven-year Orphan Drug exclusivity period granted to a competitor, followed by extensive and continuing patent litigation with Genentech, Inc. (“Genentech”), which resulted in a settlement whereby we agreed not to market BIO-TROPIN produced with our original expression system in the United States until July 2003, when the Genentech patent expires.  In September 1999, the FDA approved BTG’s supplemental application for a new expression system for biosynthesis of BIO-TROPIN that we believe does not infringe Genentech’s patent, although a patent issued to Novo Nordisk (“Novo”), which BTG is challenging, could preclude BTG from marketing in the United States hGH produced using this new expression system.  See “Item 3. Legal Proceedings.”

In April 1993, JCR Pharmaceuticals Co., Ltd. (“JCR”), BTG’s marketing partner in Japan, received regulatory approval for hGH for the treatment of short stature, and began marketing hGH in June 1993.  In December 2000, JCR received regulatory approval for the use of BTG’s hGH to treat Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are shorter than normal.  In January 1995, we granted JCR exclusive distribution rights in The People’s Republic of China for all hGH-related pharmaceutical indications.  In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”), relating to a marketing alliance for the marketing of hGH in Japan.  Under the terms of the agreement memorandum, JCR is supplying Sumitomo with BTG’s hGH and Sumitomo commenced distribution in Japan in January 1999, following termination of its agreement to distribute GenotropinTM, the recombinant human growth hormone product of Pharmacia Upjohn Co., Ltd., now a subsidiary of Pfizer, at the end of 1998.  Upon termination of Pharmacia’s agreement with Sumitomo, Pharmacia began to market Genotropin in Japan on its own.

BTG sells bulk product to JCR at a fixed price.  BTG is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of any infringement of third-party patents.  A substantial portion of our hGH sales has been to JCR. Our agreement with JCR expires in April 2003.  JCR and BTG have reached an agreement in principle to renew this agreement for an additional ten years, with the bulk price fluctuating based on changes in the yen/dollar relationship and government price controls, as the Japanese Health Ministry has in recent years put significant pressure on price on an industry-wide basis.  We cannot assure you that we will be able to renew the JCR relationship on these terms or at all.  If we cannot renew our agreement with JCR, our sales of human growth hormone will be adversely affected.  See “Item 3. Legal Proceedings.”

In November 1992, BTG entered into an exclusive distribution agreement with the Ferring Group (“Ferring”) for the marketing of our human growth hormone for enhancing growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union.  Sales began during the fourth quarter of 1994, and our hGH is now approved in more than 20 countries in Ferring’s territory.  BTG sells finished product to Ferring and receives a percentage of Ferring’s net sales.  Ferring has the right to purchase bulk product from BTG and formulate, vial and package the product.  BTG is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of any infringement of third-party patents.

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

In September 1999, we granted Teva Pharmaceutical Industries Ltd. (“Teva”) exclusive marketing rights for hGH in the United States, effective July 1, 2003 (subsequently amended to July 1, 2000).  Under the terms of the agreement we will sell finished product to Teva and receive a percentage of Teva’s net sales.  We are unable to predict when or if Teva will begin marketing our human growth hormone product in the United States, which it will do under the name Tev-Tropin™.  Upon execution of the agreement a $10 million payment became due to BTG and was received in March 2000.  The introduction of Tev-Tropin™ in the U.S. is currently the subject of litigation.  See “Item 3.  Legal Proceedings.”

BTG’s human growth hormone is also being sold by third-party distributors in several countries in South America and the Far East.  In addition, regulatory approval to market BTG’s human growth hormone is pending in South Africa and several Pacific Rim countries.

DELATESTRYL (testosterone enanthate)

DELATESTRYL is BTG’s injectable testosterone product currently used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss.  BTG acquired the approved New Drug Application (“NDA”) and trademark from Bristol-Myers Squibb Company (“BMS”).  We began the sale and distribution of DELATESTRYL in mid-1992.  BTG pays BMS royalties based on its sales of DELATESTRYL.  BMS contract manufactured DELATESTRYL for BTG until it closed its manufacturing facility in July 2001.  We currently expect that our inventory of DELATESTRYL sourced from BMS will run out during 2003, with the exact timing depending on demand and our allocation of available inventory.  Although we obtained a new contract manufacturer for DELATESTRYL in March 2003, we cannot sell DELATESTRYL manufactured by this new supplier until FDA approval is obtained and, as a result, we expect our remaining DELATESTRYL inventory to be exhausted before our new manufacturer will be in a position to supply DELATESTRYL to us. Once our DELATESTRYL inventory runs out, we will not be able to meet customer demand for DELATESTRYL until we can obtain FDA approval of our new source of DELATESTRYL and our current DELATESTRYL customers may have to use a competing product.  We cannot assure you that we will be able to obtain FDA approval of our new source of  DELATESTRYL on a timely basis or at all and, even if we are able to do so, that our customers will return to using our product.  See “—Risk Factors—We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.”

Demand for DELATESTRYL increased significantly beginning in late 1998 when the FDA stopped the production of a competing generic injectable testosterone product used to treat men with hypogonadism. We expect a generic product may return, although we cannot predict when, and we expect the return of generic competition will adversely affect our sales of DELATESTRYL.  In addition, testosterone gels and patches are becoming more popular.  While this increases the demand for testosterone, we believe that our injectable product cannot compete with these gels and patches, and any growth in DELATESTRYL market share will come from switching patients from Pharmacia’s injectable testosterone product currently on the market.

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

Sales of BIOLON commenced in early 1993, and BIOLON is currently being sold in the United States and more than 30 other countries, including most countries in Europe and Latin America and several countries in Africa, Asia and the Far East.  BIOLON is distributed through third-party distributors, generally leading ophthalmic companies in each territory.  The distribution agreements generally provide for license fees and/or royalties and most require minimum guaranteed purchases in the first years after registration and commencement of commercialization.  Sales of BIOLON in Italy, Spain and Portugal accounted for almost 50% of our 2002 BIOLON sales.

In June 1995, BIOLON was approved as a medical device by the European Union medical device certification body (mdc).  As a result, a CE mark granted to the product and appearing on the product box allows BTG’s partners to freely market BIOLON throughout Europe.

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

Organon, Inc. (“Organon”), a subsidiary of AKZO Nobel N.V., has licensed BTG’s patented oral contraceptive dosing regimen and has developed a product using this regimen with the progestogen desogestrel.  Organon filed an NDA with the FDA in April 1997 and, following receipt of approval in April 1998, started to sell the product under the trademark MIRCETTE in the third quarter of 1998.  Our license agreement with Organon provides for milestone payments and royalties on sales.  Regulatory authorities in Germany and the United Kingdom have declined to approve Organon’s desogestrel product using the oral contraceptive regimen as a result of reported higher incidence of thromboembolic disease than competing levonorgestrel oral contraceptive regimens.

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of MIRCETTE.  Pursuant to its license agreement with Organon, BTG filed a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories.  In December 2001 the court granted Barr’s motion for summary judgment of non-infringement of BTG’s patent. We appealed the court’s decision and are awaiting the appellate decision.  Organon’s sales of Mircette, and our royalties, have been adversely affected by Barr’s launch of its generic version of Mircette in 2002.

SILKIS (vitamin D derivative)

BTG has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives for topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain.  The British patent has also been extended to Singapore and Hong Kong.  In March 1996, we sublicensed exclusive rights under the patents in the United States to Galderma S.A. (“Galderma”).  Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States.  The licensee of BTG’s rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996.  We receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued.  Although the product was approved in The Netherlands and Switzerland in 1995, Galderma elected to change the formulation prior to marketing. Galderma launched SILKIS in Brazil, Germany, Switzerland and The Netherlands in 2000, and it is currently being marketed throughout Europe and Latin America.  Galderma began a Phase II/III clinical trial in the United States in early 2002 and has advised us that it expects to introduce SILKIS in the U.S. in 2007.

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

BTG’s application for approval of its BIO-HEP-B vaccine, which was filed with the Israel Health Ministry in November 1996, was approved in February 2000.  This approval, together with a Certificate of Free Sale, has allowed BTG and its licensees to initiate the registration process in many countries worldwide. We currently market BIO-HEP-B in Israel for adults, as price constraints prevent us from entering the neonatal market.

We have licensed marketing rights to SciGen Pte Ltd, a Singapore company (“SciGen”), for the commercialization of BIO-HEP-B in certain Pacific Rim territories (excluding Japan) and certain other countries, including The Peoples Republic of China, Australia, New Zealand and India.  BTG and SciGen have completed clinical trials in several countries.  SciGen launched BIO-HEP-B in Vietnam in December 2002, registered BIO-HEP-B for sale in the Philippines during 2002 and is preparing registrations in several other countries.  Pursuant to our agreement with SciGen, during 2003 we expect to transfer our manufacturing technology to an Indian company that will use it to manufacture BIO-HEP-B for sale in Sci-Gen’s territory.

In February 1998, BTG entered into development and licensing agreements with respect to its BIO-HEP-B product with Berne Biotech AG (formerly Swiss Serum and Vaccine Institute Berne) for Western Europe and various other countries.  Berne Biotech will purchase vaccine from BTG for distribution, and we will receive milestone payments from Berne Biotech, as well as royalties on sales of the vaccine.  Berne Biotech expects to file for regulatory approval in Europe in late 2003. Although we granted Berne Biotech the right to manufacture BIO-HEP-B, we expect they will elect to have us supply them with BIO-HEP-B.  Berne Biotech has advised us that they intend to market our BIO-HEP-B product primarily to non-responders, as they plan to market their own hepatitis-B vaccine to the general population.

ARTHREASE

ARTHREASE is a fermentation-derived sodium hyaluronate composition developed by BTG for intra-articular injection into the knee to reduce osteoarthritic pain.  We conducted a clinical evaluation of ARTHREASE versus the market leader to examine the product’s efficacy in treating the pain of osteoarthritis. We completed the clinical trial in the second half of 2000 and European approval was obtained from the European Union medical device certification body (mdc) and a CE mark awarded in November 2000.

BTG licensed worldwide rights to ARTHREASE, other than for Israel and Japan, to DePuy Orthopaedics Inc., a Johnson and Johnson Company (“DePuy”), in June 2000.  Clinical efforts, where required, and applications for regulatory approvals will be undertaken by DePuy in the licensed territory except in Europe, where BTG conducted a Phase III safety and efficacy study of the product.  DePuy started to sell the product in Europe in the second half of 2001.  DePuy filed for regulatory approval in the U.S. in May 2001, which could be approved in 2003. We manufacture ARTHREASE for DePuy and receive a royalty on net sales.  ARTHREASE is DePuy’s trademark, although in Israel BTG has the right to and has registered the mark ARTHREASE.

Insulin

Insulin is a polypeptide hormone essential for the control of blood glucose levels that is frequently administered to patients suffering from diabetes mellitus, a metabolic disorder characterized by hyperglycemia resulting from relative or absolute insulin deficiency.  Biosynthetic recombinant human insulin is currently manufactured by two processes: in E. coli (Eli Lilly and Company and Hoechst AG) or in yeast (Novo-Nordisk A/S).  BTG has developed a proprietary expression system and a purification process for the efficient production of recombinant human insulin in E. coli.  Patent applications relating to this process have been filed in many countries.  BTG’s insulin is identical to naturally occurring human insulin and does not differ from commercially-available insulins in terms of purity or biological activity.

In January 1999, we entered into a technology transfer and license agreement with Akzo Nobel’s wholly-owned subsidiary, Diosynth b.v., granting Diosynth rights to our recombinant human insulin product in most countries of the world.  Under the terms of the agreement, BTG transferred its recombinant human insulin technology to Diosynth and Diosynth will manufacture the product in bulk form for the licensed territory.  Another Akzo Nobel subsidiary, Organon, may in certain instances finish the bulk and market it in finished form.  BTG will receive license fees linked to the achievement of certain milestones and royalties on all commercial sales of the product.  We understand that Diosynth is working towards the launch of the product in Europe  by the end of 2004.

In January 1998, BTG entered into a licensing agreement with IBATECH Sp. z.o.o., a Polish corporation that subsequently merged with Bioton Sp. z.o.o (“Bioton”), covering the development, production and commercialization of BTG’s recombinant human insulin.  Under the agreement, Bioton and BTG have collaborated on the development of the know-how for large scale manufacturing of BTG’s recombinant human insulin for the insulin markets in Poland and several other East European countries.  BTG will receive certain milestone payments and royalties on sales of the product in the licensed territory.  Bioton began manufacturing and selling insulin in Poland in the second half of 2001 following receipt of Polish regulatory approval.

We have also licensed distribution and manufacturing rights for insulin to SciGen in the Pacific Rim, China and India. We will receive royalties on sales of insulin in the licensed territories.

Products in Registration and Clinical Trials

PROSAPTIDE

PROSAPTIDE, a 14 amino acid peptide derived from the natural protein prosaposin, is being developed to treat neuropathic pain and peripheral neuropathy, both of which cause substantial disability in patients.  Neuropathic pain is associated with nerve injury and is a result of metabolic trauma (diabetes), physical trauma (phantom limb pain), infectious trauma (HIV, post-polio syndrome) or chemical trauma (chemotherapy).  Peripheral neuropathy is a common neurological disorder caused by damage to the peripheral nerves located in the arms, hands, legs and feet, and is the most prevalent complication of diabetes. An estimated 3 million patients in the United States have peripheral neuropathy, including approximately 600,000 patients suffering moderate to severe pain associated with diabetic peripheral neuropathy and 300,000 patients suffering moderate to severe pain associated with HIV neuropathy.  Due to the fact that available treatment options for pain associated with peripheral neuropathy are often unsatisfactory and frequently accompanied by unacceptable side effects, only approximately one-third of patients who are diagnosed and symptomatic are currently treated.  We believe that the annual worldwide market potential for PROSAPTIDE in the treatment of neuropathic pain may be in excess of $800 million.

A Phase II(a) human clinical trial in Type I and Type II diabetes mellitus demonstrated that PROSAPTIDE effectively decreases pain associated with diabetic peripheral neuropathy without deleterious side effects.  Following the acquisition of Meylos, we decided to change the initial clinical indication for PROSAPTIDE after consultation with leading experts in peripheral nerve disease led us to conclude that the clinical development program for the HIV population could be less complex than for the diabetes population initially pursued.  In addition, pursuit of the HIV neuropathic pain indication provides us with the opportunity to collaborate with the Neurologic AIDS Research Consortium (“NARC”), a group that views the need for a safe and effective therapy for HIV neuropathic pain as a key priority.  Although a Phase II(b) clinical trial of PROSAPTIDE in patients with HIV-associated peripheral neuropathy to supplement the findings of the previous clinical trial was originally scheduled to begin in 2002, we put the trial on hold pending discussions with NARC to refine the protocol.  This clinical trial is currently targeted to start in the second quarter of 2003.

In addition, PROSAPTIDE was shown in a series of animal studies to not only alleviate peripheral neuropathic pain but also to reverse the underlying neuropathy, thereby inducing neuronal regeneration and preventing neuronal death.  The data from these studies suggest that if these findings are replicated in human clinical trials, there may well be additional potential for PROSAPTIDE in the treatment of peripheral neuropathy, over and above its ability to decrease neuropathic pain.  No approved drugs are available to prevent or reverse the neuropathy itself.  We hold various United States patents relating to PROSAPTIDE and patent applications are pending in several other countries.

BTG acquired PROSAPTIDE in March 2001 through the acquisition of Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, BTG paid Myelos stockholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of our common stock).  An additional future payment of $30 million is contingent upon BTG being in position to file an NDA for FDA approval of PROSAPTIDE in the treatment of neuropathic pain.  The acquisition agreement provides for a final payment of 15% of worldwide net sales of PROSAPTIDE in the third year of commercialization.  These payments will be made in shares of our common stock, although we have the right to elect to make a portion of these payments in cash.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Acquisition of Myelos Corporation.”

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

In August 1998 BTG licensed exclusive worldwide rights from Duke University Medical Center (“Duke”) of North Carolina and Mountain View Pharmaceuticals, Inc. (“MVP”) to technology relating to polyethylene glycol (“PEG”) conjugates of uricase (urate oxidase).  Duke had developed recombinant uricases and, together with MVP, had developed PEG conjugates of uricases to make them safer and longer acting. MVP has transferred its PEG technology to BTG, and we will produce uricase and PEG conjugates of uricase, undertake clinical trials and commercialize the product.

We filed an IND with the FDA in November 2001 and the Phase I clinical trial, utilizing delivery by subcutaneous injection, started in February 2002 at Duke University Medical Center.  While a dose-dependent reduction in serum uric acid levels was noted in the trial, topical hypersensitivity reactions in some individuals participating in the study were also observed.  We initiated a new Phase I clinical trial in the first quarter of 2003 utilizing an intravenous route of administration to determine whether these reactions could thereby be avoided.

FIBRIMAGE (thrombus-imaging agent)

FIBRIMAGE (formerly called Imagex) is a novel agent for the detection of thrombi and blood clots in patients suffering from deep vein thrombosis or pulmonary embolism.  Deep vein thrombosis, which results from the development of thrombi, causes a reduction in the venous blood flow.  Pulmonary embolism is the dislodgment of a piece of thrombus and its relocation via the circulatory system to the lungs.  FIBRIMAGE consists of a genetically-engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag.  Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots.  BTG holds various patents covering FIBRIMAGE in the United States and in several other countries.  In August 1994, we licensed worldwide rights to the polypeptide to Merck Frosst Canada Inc. (“Merck Frosst”) for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism.  Merck Frosst filed an application for an Investigational New Drug (“IND”) with the Canadian Bureau of Biologics in April 1996.  In September 1997 DRAXIS Health Inc. (“Draxis”) acquired the radio-pharmaceutical division of Merck Frosst and all rights to FIBRIMAGE.  Draxis successfully completed a Phase I study of FIBRIMAGE in Canada in December 1997, and a Phase II study in 1999.  Although Draxis planned to initiate a Phase III efficacy study in Canada in February 2002, the study was placed on hold pending resolution of formulation issues.  Draxis currently expects to initiate the Phase III study in both Canada and the U.S. during 2003.

Oral Liquid Pharmaceutical Products

Rosemont’s strategy is to launch products as Specials, then conduct bioequivalence and stability studies to gain licensure for those products that generate sufficient sales to warrant the expense.  This process generally requires two to three years.  Rosemont maintains an in-house development capability to develop new products.  For further information regarding Rosemont’s oral liquid pharmaceutical products, see “—Commercialized Products—Oral Liquid Pharmaceutical Products.”

Products in Laboratory and Pre-Clinical Research

BTG - 271

BTG is developing BTG-271, based on a human antibody fragment, termed Y1, which targets a cell surface antigen with specific preference  to malignant myeloid cells.  BTG believes the antibody, coupled to a cytotoxic agent, may be useful as a first line therapy during remission and as a second line therapy to treat relapsed and refractory acute myeloid leukemia (“AML”) patients.  Currently, treatment practice for newly diagnosed AML patients is uniform and highly effective at induction of remission.  However, significant unmet medical need exists for therapies that prolong remission and are effective for refractory and relapsed patients. BTG-271 is being developed in response to their needs.  BTG will require patent licenses from a number of companies in order to commercialize BTG-271.  BTG is currently in advanced discussions with one licensor.  We cannot assure you that we will able to obtain these licenses on reasonable terms or at all.  If we are not able to obtain these licenses, we will not be able to commercialize BTG-271.

In addition to AML cells, BTG-271 binding was demonstrated in B cell related malignancies, including multiple myeloma (“MM”), indicating its potential clinical utility in other indications such as other sub-types of leukemia and metastatic tumors.  Y1 possibly may be useful as a diagnostic agent prior to patient treatment, since 80% of AML patients are Y1 reactive.

BIOGENERICATM

Pursuant to an agreement entered into with Teva Pharmaceutical Industries Ltd. in 1999, BTG is currently pursuing the development of two recombinant human therapeutic proteins chosen by Teva that are currently marketed worldwide by other companies and which are approaching the end of their patent protection in a number of countries.  Under the agreement, BTG is responsible for conducting all development work on the biologic products and manufacturing. Teva will distribute and market the products once regulatory approvals have been obtained.  It is likely that clinical trials will be required in order to obtain approval of these products, and BTG is obligated to pay one-half the cost of the trials, which costs may be significant. BTG received a milestone payment of $2,500,000 in 2000 and will receive up to an additional $5,000,000 in milestone payments and a royalty based on Teva’s net sales of products.

OXSODROL (human superoxide dismutase)

During 2002, we terminated our development efforts with respect to our OXSODROL, a product we were developing for the prevention of chronic respiratory morbidity, or lung injury, in premature babies.

BTG had developed a process for manufacturing a fully active analog of human copper/zinc superoxide dismutase (“SOD”), which neutralizes oxygen free-radicals.  Many premature babies are deficient in naturally occurring SOD, and the high concentrations of oxygen that premature babies require are believed to be involved in generating excess oxygen free-radicals in the lungs, causing permanent lung injury at the cellular level.  BTG’s Phase III clinical efficacy and safety trial related to the use of SOD to prevent bronchopulmonary dysplasia (“BPD”), a chronic lung disease that develops following treatment with oxygen and mechanical ventilation of premature infants who experience respiratory distress, revealed no reduction in the combined incidence of BPD and death at 28 days in neonates treated with OXSODROL, although   preliminary data from earlier Phase I investigations suggested a delayed protective effect in neonates treated with OXSODROL.  As a result, BTG, in consultation with the FDA, continued the trial as a Phase II study with preservation of blinded treatment assignments.  The incidence of pulmonary and neurologic complications in the placebo and OXSODROL-treated groups was assessed at one year corrected postnatal age.  This follow-up study revealed a reduction in the incidence of reactive airways (i.e., asthma) in the OXSODROL-treated babies.

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

BTG may seek to determine whether there is any third party interest in the acquisition of OXSODROL rights outside Japan.

Sales and Distribution

We market OXANDRIN and DELATESTRYL primarily on a direct basis in the United States, our  oral liquid pharmaceutical products on a direct basis in the United Kingdom and our products on a direct basis in Israel.  We grant exclusive marketing or distribution rights to third parties for sales of our other products in the United States and for sales of all our products in most other countries.

Our sales and marketing team in the United States, which we established in the second half of 1995, consisted of 47 people on February 1, 2003.  Rosemont’s sales and marketing team consisted of 29 people on February 1, 2003.  With respect to sales outside the United States, BTG’s current distribution arrangements include exclusive relationships with JCR for the sale of BIO-TROPIN in Japan and The People’s Republic of China, with Ferring for the sale of BIO-TROPIN in Europe and the former Soviet Union, with several other companies, covering approximately 35 countries, for the sale of BIO-TROPIN, approximately 20 companies, covering more than 35 countries, for the sale of BIOLON, Galderma for the sale of SILKIS worldwide, and DePuy for the sale of ARTHREASE in all countries worldwide other than Israel and Japan.  BTG has granted Teva exclusive marketing rights to its hGH in the United States, which Teva will market as Tev-TropinTM, and have granted Akorn Inc. exclusive marketing rights for BIOLON in the United States.

In substantially all of BTG’s product distribution agreements, BTG grants exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements.  Pursuant to these agreements, BTG generally supplies product at a price equal to a percentage of the distributor’s net sales price, subject to a minimum price.  Regulatory approvals are obtained either by

BTG or by its distributors, depending on the product, the territory and the terms of the commercial agreement. BTG is generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third-party patents.  See “—Risk Factors—We are dependent on third-party licensees to commercialize many of our products, and their failure to perform adequately could adversely affect our results of operations.”

In connection with the introduction of OXANDRIN, BTG entered into an agreement with Gentiva Health Services, Inc., which was subsequently acquired by Accredo Health, Incorporated (“Accredo”), whereby Accredo served as BTG’s exclusive wholesale distributor of BTG’s OXANDRIN and DELATESTRYL products in the United States.  Sales of OXANDRIN in 2000, 2001 and 2002 were primarily to Accredo.  See “—Risk Factors—We are dependent on OXANDRIN sales for a significant portion of our revenue, and any decrease in OXANDRIN sales could adversely affect our results of operations and our ability to conduct our business.”  In the fourth quarter of 2002 BTG renegotiated its agreement with Accredo, and BTG now sells OXANDRIN and DELATESTRYL directly to wholesalers and Accredo distributes them for BTG on a fee-for-service basis.  Accredo earns management fees from BTG for certain services it provides, such as warehousing and shipping of product.  In anticipation of the change in its distribution agreement with Accredo, BTG established direct relationships with key wholesalers.  BTG began selling the 10mg tablet directly to wholesalers in September 2002.  Accredo will continue to distribute the 2.5 mg OXANDRIN tablets in its inventory until they complete the liquidation of their inventory position , which we anticipate will occur by the end of March 2003.  BTG’s sales of OXANDRIN in the first quarter of 2003 will be determined in part by the effect of the working down of Accredo’s available supply of the 2.5mg tablets.  In May 2000 BTG signed an agreement with Ross to co-market OXANDRIN in the United States for the long-term care market, which represented approximately 15% of OXANDRIN retail sales, based upon scripts, in both 2001 and 2002.  Ross has the right to terminate the agreement at any time upon six months notice.  If Ross elects to do so , our OXANDRIN sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  BTG has the right to terminate the agreement at the end of 2003 if Ross does not meet specified sales levels.

Research and Development

We conduct research on potential products for which we have retained future rights for our own account and on behalf of our partners for which we receive certain current payments and, if successful, future payments in the form of royalties or manufacturing rights.  At February 1, 2003, our research and development organization comprised 113 scientists, associates and related personnel with expertise in molecular biology, cell biology, protein chemistry and clinical trials.

Our principal products in research and development are as follows:

Product	Indication/Application	Status
PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:

PROSAPTIDETM	Treatment of neuropathic pain	Phase II

PURICASE®	Severe gout	Phase I

FIBRIMAGE® (thrombus-imaging agent)	Diagnosis of deep vein thrombus	Phase III being conducted by Draxis

ORAL LIQUID PHARMACEUTICAL PRODUCTS	Oral liquid formulations of medicines	Bio-equivalence and stability studies

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:

BIOGENERICA	Generic versions of two biologic Pharmaceutical products	Pre-clinical development

BTG – 271	Leukemia	Research

For further information about these products, see “—Products in Registration and Clinical Trials” and “—Products in Laboratory and Pre-Clinical Research.”

In light of the long research and development timelines associated with pharmaceutical research, as well as the high risks and costs involved, we have determined to move away from funding internal discovery research. Instead, we intend to focus on recruiting promising later-stage research projects by in-licensing therapeutics and technologies from external sources and pursuing multiple early stage collaborations that have the potential to provide new products in oncology, neurobiology or other niche indications.  We will focus our internal research expertise and resources on the advancement or refinement of existing compounds or in-licensed product candidates.

Rosemont does not engage in any basic research activities.  However, Rosemont possesses a high degree of skill in converting drugs from tablet formulation to oral liquid formulations.  The process generally requires six months, with another three months required for stability.  When sales of these newly developed products reach a desired level, Rosemont will commence bioequivalency and stability studies to obtain licensure of these products.  This process generally requires two to three years.

Manufacturing and Supply Arrangements

We currently operate a production facility in Israel designed to meet current Good Manufacturing Practices (“cGMP”) for production of our bulk human growth hormone, BIOLON, BIO-HEP-B, ARTHREASE and insulin products, as well as the genetically-engineered portion of the FIBRIMAGE product.  We also operate a modern filling suite for our BIOLON and ARTHREASE syringes, which has undergone inspection and was approved by European and U.S. regulatory authorities.  Based on these inspections, European Device Approval (CE Mark) and, in the case of BIOLON, FDA approval were granted.

In April 1999, BTG purchased an existing building located approximately 12 miles south of its current facility in Israel.  Construction of a modern production facility in this building that is designed to meet FDA cGMP requirements for drugs, biologics and devices was completed at the end of 2001, and qualification activities have been commenced and are expected to be completed in the second half of 2003.  The new facility is designed to allow us to meet current regulatory requirements and our currently foreseeable manufacturing capacity needs. In general, we cannot manufacture our products for commercial sale in this facility until the facility has been approved for manufacture of the specific product by the applicable regulatory agency, which we anticipate will occur during the period from the end of 2003 through the end of 2004, depending on product and territory.  As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel; any future suspension of inspection activities could have an adverse effect on our ability to begin manufacturing our products at this new facility.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the current situation with Iraq.  Before moving production of a product to the new facility, we will compile inventory for the period we anticipate will be required to move the equipment, qualify it in the new facility and obtain the required regulatory inspections.  If this period takes longer than anticipated, or sales are higher than anticipated, we may not be able to meet demand for the product on a timely basis, which could adversely affect our business.

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

Our OXANDRIN product is currently being manufactured for us by Searle, which originally developed the product.  Our agreement with Searle provides that Searle will produce and exclusively sell OXANDRIN to BTG.  In March 2003 BTG and Searle extended the agreement to April 2005.  If our agreement with Searle is not renewed thereafter  and our alternative oxandrolone suppliers have not received the required regulatory approvals, our business, results of operations and financial condition could be materially adversely affected.  See “—Risk Factors—We  are dependent on OXANDRIN sales for a significant portion of our revenue, and any decrease in OXANDRIN sales could adversely affect our results of operations and our ability to conduct our business” and “—We are dependent on third party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our product”. The agreement provides that Searle will not produce OXANDRIN for any other entity prior to April 2006.

Because our prior alternate supplier of oxandrolone was unable to obtain the necessary regulatory approvals, in February 1999 we entered into a supply agreement with Gideon-Richter Ltd. (“GRL”) pursuant to which GRL will supply oxandrolone to BTG on an exclusive basis provided certain annual minimum purchase requirements are met.  Should Searle for any reason be unable to supply OXANDRIN to BTG prior to GRL obtaining the necessary regulatory approvals, BTG’s business, results of operations and financial condition could be materially adversely affected.  GRL has advised us that it intends to file for regulatory approval in the second quarter of 2003 and believes that it will obtain the necessary approvals by the end of 2003.  See “—Risk Factors—We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our product” and “Item 3.  Legal Proceedings.”

BMS contract manufactured DELATESTRYL for BTG until it closed its manufacturing facility in July 2001.  We currently expect that our inventory of DELATESTRYL sourced from BMS will run out during 2003, with the exact timing depending on demand and our allocation of available inventory.  Although Sabex 2002 Inc. of Canada (“Sabex”) agreed in March 2003 to contract manufacture DELATESTRYL for us, we cannot sell DELATESTRYL manufactured by Sabex until FDA approval is obtained and, as a result, we expect our remaining DELATESTRYL inventory to be exhausted before our new manufacturer will be in a position to supply DELATESTRYL to us. Once our DELATESTRYL inventory runs out, we will be unable to meet customer demand and our current DELATESTRYL customers may have to use a competing product. We cannot assure you that we will be able to obtain FDA approval of DELATESTRYL manufactured by Sabex on a timely basis or at all and, even if we are able to do so, that our customers will return to using our product.  See “—Risk Factors—We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.”

Rosemont manufactures all of its products at a U.K. Medicines Control Agency (“MCA”) registered manufacturing facility that is designed for the production of aqueous oral liquids in a range of presentations from simple syrups to suspensions.  Rosemont holds a Manufacturer’s Specials License, allowing for the manufacture of unlicensed oral liquid drugs, and a Wholesale Dealer’s License, allowing for the distribution of those drugs.  Rosemont last passed an MCA inspection of its facility in April 2002.  Rosemont dedicates almost all of its manufacturing capacity to the production of its own products, and conducts limited contract manufacturing for third parties.  During the fourth quarter of 2002, Rosemont obtained a “home office” license from the U.K. regulatory authorities in order to allow its facility to handle and process U.K. Schedule 4, Part 2 substances, which covers anabolics such as oxandrolone.

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

Governmental Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our products and our ongoing research and development activities.  All of our products require regulatory approval by governmental agencies prior to commercialization.  Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require the expenditure of substantial resources.  Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  BTG’s policy is to conduct its research and development activities in compliance with current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, and with comparable guidelines in Israel and other countries where we may be conducting clinical trials or other developmental activities.  See “—Risk Factors—We are subject to stringent governmental regulation, and our failure to comply with applicable regulations could adversely affect our ability to conduct our business.”

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries.  The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States.  In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug Application (“IND”) or equivalent, human clinical trials and approval of an NDA.  The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the

FDA as part of an IND that must be reviewed before clinical testing can begin.  Clinical trials generally involve a three-phase process:

•              Phase I trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism;

•              Phase II trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy; and

•              Phase III large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies.

The results of the preclinical and clinical testing are then submitted to the FDA in the form of a New Drug Application (“NDA”) for approval to commence commercial sales.  The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval.  Among the conditions for an NDA approval is the requirement that the prospective manufacturer’s qualify control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (“GMP”).  In complying with GMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance.  Following approval of the NDA, we are subject to periodic inspections by the FDA.  Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

European countries generally follow the same procedures.  The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products (“CPMP”) designed to reduce the administrative burden of processing applications for new pharmaceutical products.  Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate.  In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

The receipt of regulatory approvals often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.  On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained.  In addition, the regulatory approval processes for products in the U.S., European countries and other countries around the world are undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

Under U.K. regulations, Rosemont is permitted to sell two categories of products.  For those products for which Rosemont completes bioequivalence and stability studies, it receives a product license from the U.K. Medicines Control Agency and is permitted to promote such products to physicians, nurses and pharmacists.  For compounds that are not licensed in an oral liquid formulation, Rosemont holds a license to accept custom orders for such products, known as “Specials,” but is not permitted to promote Specials.

In addition to the foregoing, BTG’s present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

Patents and Proprietary Rights

Our scientific staff and consultants are actively working in various areas of pharmaceutical development to develop techniques, microorganisms, processes and products to achieve BTG’s commercial aims.  BTG protects its intellectual property rights in this work by a variety of means, including filing patent and trademark applications in the United States, Europe and other major industrialized countries.  BTG also relies upon design registrations, trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position.  See “—Risk Factors—We depend upon proprietary technology, which may be difficult to protect.”

As of February 1, 2003, BTG was maintaining worldwide approximately 490 issued patents either owned or exclusively licensed by BTG, including 71 patents issued in the United States, 17 patents issued by the European Patent Office (“EPO”), which in turn resulted in the issuance of 194 national patents in Europe, and 21 patents issued in Israel.  Additionally, approximately 220 patent applications owned or exclusively licensed by BTG are pending in various countries.  There can be no assurance that any of the patent applications assigned or licensed to BTG will result in issued patents, or that issued patents will not be circumvented or invalidated. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights.  Such litigation may consume substantial amounts of our resources.  See “—Risk Factors—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected” and “Item 3.  Legal Proceedings.”

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to BTG and, in some cases, related to products and processes being developed by BTG.  We cannot presently assess the effect, if any, that these patents may have on our operations.  The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on our business or would force us to obtain licenses from others is currently unknown.  See “—Risk Factors—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

Rosemont’s formulation know-how is not patented, although Rosemont has obtained a patent on one resulting oral liquid products.

To date, BTG has been, or currently is, party to several legal and administrative proceedings relating to its technologies, products and patents and the patents of others.  See “Item 3.  Legal Proceedings.”

Operations in Israel

BTG has significant research and development and biologics production activities in Israel that are affected by economic, military and political conditions there and in the Middle East in general.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel.  Any major hostilities involving Israel could adversely affect our research, development and biologics production operations, which would harm our business.  We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse affect on us or our business and on our share price. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.  In addition, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip.  During the course of military operations, Israel’s military reserves, which include a number of our employees and executives, may be called up.  To date, we have been able to continue our research and development and biologics production activities during periods of military mobilization, although there can be no assurance that such activities could be continued in the event of future hostilities.  See “—Risk Factors—Our business may be adversely affected by developments in Israel.”

As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the current situation with Iraq.  To date European regulatory agencies have not suspended inspections of manufacturing facilities in Israel.  Products we intend to manufacture at our newly constructed manufacturing (currently BIOLON, ARTHREASE, BIO-TROPIN and BIO-HEP-B) facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  We do not currently intend to transfer our manufacturing activities to our newly constructed manufacturing facility until the FDA has inspected and approved the new facility.  A suspension of inspection activities by the FDA will delay the commencement of manufacturing at our new facility, which could adversely affect our business. The suspension of FDA inspections delayed inspection of the contract sterilizer utilized by BTG for its BIOLON product, which required us to stop shipping BIOLON to the U.S. from the fourth quarter of 2001 until September 2002, when the facility was approved following an inspection by the FDA.  BTG has not secured alternate arrangements to prevent potential interruption of manufacturing activities, and we cannot assure that we will be able to secure alternative manufacturing arrangements on a timely basis on reasonable terms, or at all, if needed.

Because BTG-Israel is involved in a technological industry and is an exporter of Israeli goods, BTG has enjoyed the benefits of certain programs promulgated by the Government of Israel in order to encourage the development of technology and export of Israeli products.  However, there can be no guarantee that these programs will continue.

Competition

Therapeutic drug development is conducted by numerous companies throughout the world.  Competition is intense in the product areas in which BTG has focused its efforts.  Significant competition comes from independent, dedicated biotechnology companies as well as from large, established pharmaceutical and specialty pharmaceutical companies.  The primary competitive factors in this field are the ability to attract and retain highly qualified scientists and technicians, to create and maintain scientifically advanced technology during a period of rapid technological development and to develop proprietary products or processes.

The principal parameters influencing competition are the efficacy of products and their production processes, the patent protection available for such products, the timing of commercialization vis-a-vis competitors’ products and price.  BTG’s competitive position in the industry varies on a product-by-product and country-by-country basis depending upon the efficacy of BTG’s products as compared to competing products, the scope of patent protection in each country for BTG’s products as compared to competing products, whether BTG’s product is the first such product to be commercialized and, where there are a number of similar products, the price of BTG’s product as compared to its competitors’ products, and the relative strength of BTG’s partner in the territory.

Many of our current competitors have significantly greater financial and organizational resources than us.  Since technological developments are expected to continue at a rapid pace in the biotechnology industry, the successful development of BTG’s products will be dependent upon its ability to maintain a competitive position with respect to its technology.  See “—Risk Factors—We operate in a highly competitive market and our competitors may develop alternative technologies and products before or more successfully than we do.”

We are currently seeking to expand our operations and product pipeline through the acquisition of businesses, products and/or technologies.  We face significant competition for acquisitions, which could adversely affect our ability to expand our operations and product pipeline.  See “—Risk Factors—We are seeking to expand through acquisition, which entails risks.”

Employees

As of February 1, 2003, we had approximately 490 employees, most of whom are engaged in manufacturing, quality assurance, marketing and sales, and research and development activities.  In addition, we have consulting arrangements with scientists at various institutions and universities in the United States, Europe and Israel.

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

Available Information

Our investor relations website is accessible through www.btgc.com.  We make available free of charge on this website, under the caption "Investor Relations—SEC Filings", our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or submit such materials to the Securities and Exchange Commission.

RISK FACTORS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements regarding BTG’s expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and other similar expressions are forward-looking statements.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and the biopharmaceutical and specialty pharmaceutical industries, and involve known and unknown risks, uncertainties and other factors that may cause BTG’s results, levels of activity, performance or achievements to be materially different from the results, levels of activity, performance or achievements expressed or implied in or contemplated by these forward-looking statements.  Accordingly, stockholders must recognize that BTG’s actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below.  Stockholders should not place undue reliance on these forward-looking statements.

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

We are dependent on OXANDRIN sales for a significant portion of our revenue, and any decrease in OXANDRIN sales could adversely affect our results of operations and our ability to conduct our business.

Sales of OXANDRIN in 2000, 2001 and 2002 amounted to approximately $32.2 million, $47.2 million and $45.9 million, respectively, representing 52%, 54% and 48%, respectively, of BTG’s total product sales in those periods.  We believe that sales of OXANDRIN will continue to constitute a significant portion of our total revenues for the next several years.  Accordingly, any factor adversely affecting sales of OXANDRIN could have a material adverse effect on our results of operations and profitability and our ability to conduct our business.

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

OXANDRIN is no longer patented as an active pharmaceutical ingredient, although BTG does hold certain patents on specific uses, and there can be no assurance that others will not introduce an oxandrolone product.  We have received notice that Solchem, formerly an affiliate of Societa Prodotti Antibiotici S.p.A. (“SPA”), filed its drug master file relating to a generic oxandrolone product with the FDA in 2002.  SPA was our initial alternate source supplier of oxandrolone through at least 2003.  We believe that Solchem intends to supply oxandrolone to Mutual Pharmaceutical, a generic drug manufacturer.  A settlement of litigation with Solchem precludes Solchem from supplying oxandrolone to Mutual for commercial purposes until October 2003.  We expect a generic version of OXANDRIN could be introduced as early as 2004.

Since BTG’s launch of OXANDRIN in December 1995 through December 2000, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss.  However, the rate of growth in the AIDS-related weight loss market has slowed substantially, and there can be no assurance that it will continue to grow in the future.  Our inability to continue to increase our sales in the AIDS-related weight loss market or to expand into other markets could have a material adverse effect on our business.  OXANDRIN sales experienced rapid growth in December 2000 and the first half of 2001 in large part as a result of the commencement by Ross of marketing OXANDRIN for the treatment of involuntary weight loss in the long-term care market, which represented approximately 15% of OXANDRIN wholesaler to end-user sales in both 2001 and 2002.  Although OXANDRIN prescriptions increased 22% in 2002 compared to 2001 and 26.5% in 2001 compared to 2000, to date the average prescription written for the long-term care market involves a lower dose of OXANDRIN than the average prescription written for the AIDS market and, therefore, the rate of growth in OXANDRIN sales will be less than the rate of growth in prescriptions.  Ross has the right to terminate our OXANDRIN co-marketing agreement at any time upon six months notice.  If Ross elects to do so, our OXANDRIN sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  There can be no assurance that demand for OXANDRIN will continue to increase.

Quarterly fluctuations in sales of OXANDRIN can have a significant impact on our quarterly results of operations.  Quarterly sales of OXANDRIN in 2000, 2001 and 2002 are set forth in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
2000	$5,009	$6,403	$10,889	$9,886	$32,187
2001	16,692	17,887	4,575	7,996	47,150
2002	9,555	12,329	13,661	10,316	45,861

Prior to September 2002, our sales of OXANDRIN consisted solely of sales to Accredo, which served as our wholesale and retail distributor of OXANDRIN in the United States, and, beginning in the third quarter of 2000, Ross, which is co-marketing OXANDRIN in the long-term care market in the United States. The increase in OXANDRIN sales in each of the last three quarters of 2000 was due to Accredo’s completion, in May 2000, of the OXANDRIN inventory reduction that Accredo began in April 1999 as a result of a slowing in the rate of increase in OXANDRIN prescriptions.  The increase in OXANDRIN sales during the first half of 2001 was due to: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Accredo.

Upon completion of its inventory reduction in May 2000, Accredo began to purchase, on a monthly basis, an amount of OXANDRIN equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in OXANDRIN purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of OXANDRIN into the long-term care market, Accredo’s purchases of OXANDRIN in the second quarter were higher than the levels of its sales of OXANDRIN to wholesalers in that period.  As a result, Accredo’s inventory of OXANDRIN increased beyond the desired level.  Accordingly, BTG and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of OXANDRIN until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of OXANDRIN by BTG to Accredo more accurately reflected end-user demand.  As a result, sales of OXANDRIN in the second half of 2001 were $22.0 million lower than in the first half of 2001 and $8.2 million lower than in the second half of 2000.

In the fourth quarter of 2002 BTG renegotiated its agreement with Accredo, and BTG now sells OXANDRIN directly to wholesalers and Accredo distributes OXANDRIN and DELATESTRYL for BTG on a fee-for-service basis.  Accredo will earn management fees from BTG for certain services it will continue to provide, such as warehousing and shipping of product.  The transition to the new arrangement, which we anticipate will  be completed by the end of March 2003, when Accredo ceases to act as distributor of the 2.5mg OXANDRIN tablets, resulted in sales of OXANDRIN decreasing by $3.3 million in the fourth quarter of 2002 compared to the third quarter of 2002, as Accredo began to reduce its inventory of the 2.5mg OXANDRIN tablet.  BTG’s sales of OXANDRIN in the first quarter of 2003 will be adversely affected by Accredo’s working down of its inventory of the 2.5mg tablets.

Reductions in wholesaler purchases of OXANDRIN from Accredo in the second, third and fourth quarters of 2001 and significantly reduced purchases of OXANDRIN by Accredo in the second half of 2001 adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), BTG’s sales will fluctuate from quarter to quarter.

We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.

BTG is dependent on third parties for the manufacture of OXANDRIN and DELATESTRYL, the filling and vialing of its BIO-TROPIN product and the sterilization of its BIOLON product.  Our dependence upon third parties for the manufacture of these products may adversely impact our profit margins or result in unforeseen delays or other problems beyond our control.  If for any reason we are unable to retain these third-party manufacturers, or obtain alternate third-party manufacturers, on commercially acceptable terms, we may not be able to distribute our products as planned.  If we encounter delays or difficulties with contract manufacturers in producing, filling, vialing or sterilizing these products, the sale of these products would be adversely affected.

Although BTG is a party to an exclusive supply arrangement with Searle, covering the supply of OXANDRIN to BTG through April 2005, and a supply agreement with GRL, there can be no assurance that Searle will continue, or that GRL will be able, to provide BTG with sufficient supplies of OXANDRIN to satisfy its future needs on commercially reasonable terms or at all.  BMS ceased manufacturing DELATESTRYL for BTG in July 2001 when it closed the manufacturing facility where it produced DELATESTRYL.  We currently expect that our inventory of DELATESTRYL sourced from BMS will run out during 2003, with the exact timing depending on demand and our allocation of available inventory.  Although Sabex agreed in March 2003 to contract manufacture DELATESTRYL for us, we cannot sell DELATESTRYL manufactured by Sabex until FDA approval is obtained and, as a result, we expect our remaining DELATESTRYL inventory to be exhausted  before  our new manufacturer will be in a position to supply DELATESTRYL to us. Once our DELATESTRYL inventory runs out, we will be unable to meet customer demand and our current DELATESTRYL customers may have to use a competing product. We cannot assure you that we will be able to obtain FDA approval of DELATESTRYL manufactured by Sabex on a timely basis or at all and, even if we are able to do so, that our customers will return to using our product.  In addition, BTG is dependent on Dr. Madaus GmbH (“Dr. Madaus”) to fill and vial our BIO-TROPIN product.  We were forced to stop shipping BIOLON to the U.S. from the fourth quarter of 2001 until September 2002 because the FDA was unable to inspect the new manufacturing facility of our contract sterilizer for BIOLON due to the violence in Israel in recent years.

Third–party suppliers may encounter difficulties in achieving quality control and quality assurance, and also may experience shortages in qualified personnel, and therefore may not be able to meet our production schedules.  Switching suppliers may be difficult because the number of potential manufacturers is limited.  A shutdown in any of the manufacturing facilities utilized by BTG’s suppliers due to technical, regulatory or other problems, resulting in an interruption in supply of products, could significantly delay the manufacture of one or more of our products, which could have an adverse impact on our financial results, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms.  We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.  The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations.  The FDA current Good Manufacturing Practices are extensive regulations governing the manufacturing process, stability testing, record-keeping and quality standards.  We do not have control over, other than by contract, third-party manufacturers’ compliance with these regulations and standards.  Because the suppliers of key components and materials must be named in an NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required.  In the event of any interruption in supply from Searle, GRL, Sabex (once an approved supplier) or Dr. Madaus due to regulatory reasons, processing problems, capacity constraints or other causes, alternative manufacturing arrangements may not be available on a timely basis, if at all.  Any failure of Searle, GRL, Sabex or Dr. Madaus to fulfill its obligations to BTG could have a material adverse effect on our business, results of operations and financial condition.  See “—Manufacturing and Supply Arrangements.”

We are dependent on third-party licensees to commercialize many of our products, and their failure to perform adequately could adversely affect our results of operations.

Except for the sale of OXANDRIN and DELATESTRYL in the United States, its oral liquid pharmaceutical products in the United Kingdom and its products in Israel, which BTG markets on its own, BTG is dependent on third-party licensees to distribute its products.  These arrangements typically provide our licensees with certain rights to manufacture and market specified products developed using our proprietary technology, subject to an obligation to pay royalties to us based on any future product sales or to purchase product from us, and require the licensee to conduct required clinical trials and obtain any necessary regulatory approvals.  The success of these arrangements depends on each licensee’s own financial, competitive, marketing and strategic considerations, which include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others.  Furthermore, the amounts of any payments to be received by BTG under its license agreements from sales of product by licensees will be dependent on the extent to which its licensees devote resources to the development and commercialization of the products.  Although we believe our licensees have an economic motivation to commercialize their products, we have no effective control over the licensees’ commercialization efforts.

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

If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

BTG’s success will depend, in part, on its ability to obtain patent protection for its technology (including use of its products), preserve trade secrets and operate without infringing the proprietary rights of third parties.  The patent positions of pharmaceutical and biopharmaceutical companies are highly uncertain and involve complex scientific, legal and factual questions.  Patent disputes are frequent and costly, can delay or preclude the commercialization of products and could subject BTG to significant liabilities to third parties. Many biopharmaceutical companies have employed intellectual property litigation as a way to gain a competitive advantage.

BTG has developed patentable technology and proprietary know-how and has acquired from various universities and institutions certain basic technologies, as to which either patents have been issued or patent applications are pending.  There can be no assurance that patent applications will result in issued patents, that the claims allowed in such issued patents will be sufficiently broad to protect our proprietary rights or that patents will not be challenged, circumvented or invalidated or that rights granted pursuant to such patents will provide competitive advantages to BTG.  In addition, our patents may not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. Because patent applications are maintained in secrecy for a period of time after filing, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology.  BTG also relies on trade secrets, proprietary know-how and technological innovation that it seeks to protect with confidentiality agreements with its employees, consultants and licensees.  There can be no assurance that these agreements will not be breached, that BTG will have adequate remedies for any breach or that BTG’s trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

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

Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond BTG’s control, and very few research and development projects produce a commercial product.  Products that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, but not limited to:

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

BTG is currently seeking to expand its product pipeline through the acquisition of businesses, products and/or technologies.  To the extent BTG acquires products that are still in pre-clinical or clinical trials and, therefore, face the risks discussed above.  To the extent BTG uses its cash resources, incurs debt and/or issues shares of its common stock in these acquisitions but the acquired product cannot be commercialized, BTG’s business and prospects could be adversely affected.

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

The principal factors affecting BTG’s research and development expenses include the number of and outcome of clinical trials currently being conducted by it and/or its collaborators, the number of products in development and later stage research and future levels of revenue.  Should our revenues decline, we may limit our spending on research and development.

We have limited manufacturing capacity.

We currently operate a production facility meeting current Good Manufacturing Practices in Israel for production of our bulk human growth hormone, BIOLON, BIO-HEP-B, ARTHREASE and insulin products, as well as the genetically-engineered portion of the FIBRIMAGE product.  We also operate a modern filling suite for our BIOLON and ARTHREASE syringes.  We completed construction of a new biologics production facility at the end of 2001, and qualification activities have been commenced and are expected to be completed in the second half of 2003.  Rosemont manufactures all of its products at a U.K. Medicines Control Agency (“MCA”) registered manufacturing facility that is designed for the production of aqueous oral liquids in a range of presentations from simple syrups to suspensions.

The manufacture of BTG’s products involves a number of technical steps and requires meeting stringent quality control specifications imposed by governmental regulatory bodies and by BTG itself.  Further, such products can only be manufactured in facilities approved by the applicable regulatory authorities.  As a result, BTG may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at its facilities.  In the event of a natural disaster, equipment failure, strike, war or other difficulty, BTG may be unable to manufacture its products in a manner necessary to fulfill demand.  BTG’s inability to fulfill demand may permit its licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves.  Additionally, if BTG does not receive regulatory approval for its new facility, it would likely be unable to meet the anticipated increased demand for its products, which would have a material adverse effect on BTG’s business, results of operations and financial condition.  Any substantial delay in obtaining regulatory approval for its manufacturing processes and facilities could also have a material adverse effect on BTG.  As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel, which could delay FDA inspection of BTG’s new manufacturing facility and, therefore, use of such facility to manufacture products.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the current situation with Iraq.

BTG is dependent on third parties to manufacture all or a portion of certain of its products.  See “— We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to supply our products.”

During 2003 we expect to begin to transfer our Israeli manufacturing operations to our new manufacturing facility in Israel.  The manufacture of each product at the new manufacturing facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the new facility.  Prior to transferring the manufacturing for the product to the new facility, BTG will build inventory of each product that it believes will be adequate to meet demand over the period required to transfer the manufacturing operations and have them inspected and approved.  To the extent it takes longer than expected to complete the transfer or obtain regulatory approval or demand for our product exceeds our expectations, our ability to meet our customers’ requirements for their products will be adversely affected, which could adversely affect our business.

We have limited marketing capability and experience.

BTG established a sales and marketing force in the United States during the second half of 1995 to promote distribution of OXANDRIN and other BTG products in the United States, and its Rosemont subsidiary has a sales force that markets Rosemont’s products in the United Kingdom.  With respect to territories outside the United States, the United Kingdom for Rosemont products,  and Israel, BTG does not yet have an established sales force and relies on third parties to market its products.  There can be no assurance that our marketing strategy will be successful.  Turnover in our sales and marketing employees adversely affects our product sales, as it can take several months to find and train new sales and marketing employees. Competition for experienced sales and marketing employees is intense, and we compete with companies with greater resources and larger product lines.  BTG’s ability to market its products successfully in the future will be dependent on a number of factors, many of which are not within its control.  See “—We are dependent on third-party licensees to commercialize many of our products, and their failure to perform adequately could adversely affect our results of operations.”

We are seeking to expand through acquisitions, which entails risk.

BTG is currently seeking to expand its operations and product pipeline through the acquisition of businesses, products and/or technologies.  Expansion through acquisition involves several risks.  In order to consummate an acquisition, BTG may issue additional equity, which would dilute current stockholders’ percentage ownership and could dilute earnings per share, incur substantial debt and/or assume contingent liabilities.  BTG may not be able to successfully integrate any acquired business, product and/or technology without a significant expenditure of operating, financial and management resources, if at all.  In addition, acquired businesses may not at the time of acquisition be profitable, and acquired products may require substantial additional research and development and clinical trials before they can be commercialized, all of which could adversely affect BTG’s results of operations and financial position.  Potential products acquired at an early stage of development may fail to reach the market for numerous reasons, including those set forth above under “—The successful development of pharmaceutical products is costly and highly uncertain.”  To the extent we acquire technology that is not fully commercially developed and has no alternative future use at the time of acquisition, we will be required to write-off immediately the fair market value of such technology, which will adversely affect our results of operations.  Our ability to expand through acquisitions is currently limited by our low stock price and the fact that we used a substantial portion of our cash to acquire Rosemont.

Other companies, many of which have substantially greater financial resources than we do, compete with us for the acquisition of businesses, products and technologies.  We may not be able to acquire additional businesses or rights to products or technologies on acceptable terms, or at all, or be able to obtain financing for such acquisitions on acceptable terms, if at all.  Our inability to acquire additional businesses, products and/or technologies could limit the overall growth of our business.  Furthermore, even if we obtain rights to a product or technology or acquire a business, we may not be able to generate sales sufficient to create a return on our investment.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

BTG’s revenues and expenses have in the past and may in the immediate future continue to display significant variations, which variations have in the past caused and would in the future cause our operating results to vary significantly from quarter to quarter and year to year.  These variations are due to a variety of factors, including:

•  the amount and timing of product sales, which can be affected by demand for our products, our inability to provide adequate supply for our products and changes in wholesaler buying patterns,

•  changes in the government’s or private payors’ reimbursement policies for our products,

•  increased competition from new or existing products,

•  the timing of the introduction of new products,

•  the timing and realization of milestone and other payments from licensees,

• the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•  the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•  any charges related to acquisitions.

Because many of BTG’s expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect BTG’s earnings until revenues can be increased or expenses reduced.  For example, in 1999, the first five months of 2000 and the second half of 2001, BTG’s revenues and earnings were adversely affected by Accredo’s decision to reduce the amount of OXANDRIN inventory it carried.  See “—We are dependent on OXANDRIN sales for a significant portion of our revenue, and any decrease in OXANDRIN sales could adversely affect our results of operations and our ability to conduct our business.”  Because of fluctuations in revenues and expenses, it is possible BTG’s operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of BTG common stock to decline.  We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to obtain any additional capital needed to operate and grow our business.

The development and commercialization of products requires substantial  funds. In addition, we may require cash to acquire businesses, products and/or technologies.  Our cash requirements are satisfied primarily through product sales.  Historically, we have also obtained capital through (i) funding of projects through collaborative research and development arrangements, (ii) contract fees, (iii) government of Israel funding of a portion of certain research and development projects, mainly through the office of its Chief Scientist, and (iv) equity and debt financings.  There can be no assurance that these financing alternatives will be available in the future to satisfy our cash requirements.  We are currently in discussions with the Chief Scientist about whether it will continue to fund some of our research and development activities, and we cannot assure you that the Chief Scientist will continue to provide funding to us.  We believe that our current cash resources, together with anticipated product sales, will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding, or that unanticipated events requiring the expenditure of funds will not occur.  In September 2002, we used a substantial portion of our cash resources to acquire Rosemont.

The satisfaction of our future cash requirements will depend in large part on the status of commercialization of our products, our ability to enter into additional research and development and licensing arrangements, and our ability to obtain additional equity investments or bank loans if necessary.  There can be no assurance that BTG will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.  If additional funds are raised by issuing equity securities of BTG, dilution to existing stockholders may result.  If additional funds are raised through the issuance of debt securities or borrowings, BTG may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to operate our business.  If adequate funds are not available, BTG may be required to significantly curtail one or more of its commercialization efforts or research and development programs or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

We are subject to stringent governmental regulation, and our failure to comply with applicable regulations could adversely affect our ability to conduct our business.

Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the U.S., such as the FDA, as well as by foreign countries where we manufacture or distribute our products.  Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use. All of BTG’s products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use.  A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA are substantial.  The approval process applicable to products of the type being developed by BTG usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures.  BTG and its licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses.  Before obtaining regulatory approval for the commercial sale of its products, BTG is required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target disease.  The timing of completion of clinical trials is dependent upon a number of factors, many of which are outside our control. In addition, BTG and its partners may encounter delays or rejections based upon changes in the policies of regulatory authorities.  The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

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

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of BTG’s products and its ongoing research and development activities.  The timing of regulatory approvals is not within our control.  To date, the length of time required to obtain regulatory approval of genetically-engineered products has been significantly longer than expected, both for BTG and the biotechnology industry in general.  These delays have had and, if they continue, could have a material adverse effect on our results of operations and financial condition.  We believe that these delays have in the past negatively impacted our ability to attract funding and that, as a result, the terms of such financings have been less favorable to us than they might otherwise have been had BTG’s product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization.  As a result, BTG has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales,  resulting in lower revenues than if BTG had commercialized the products on its own.

Failure to comply with applicable regulatory requirements can, among other things, result in significant fines or other sanctions, termination of clinical trials, suspension of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions and criminal prosecutions.  While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees have been or will be in compliance with all potentially applicable federal and state regulations.

Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional governmental requirements may be established that could prevent or delay regulatory approval of our products.  We cannot predict what effect changes in regulations, enforcement positions, statutes or legal interpretation, when and if promulgated, adopted or enacted, may have on our business in the future.  Changes could, among other things, require changes to manufacturing methods or facilities, expanded or different  labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded scientific substantiation.  These changes, or new legislation, could adversely affect our business.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment or reimbursement rate could result in decreased use or sales of our products.

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

Regulatory approval of prices is also required in most countries outside the United States.  In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell the product for more than a certain price in that country.  There can be no assurance that the establishment of a price in one European country will not have the practical effect of requiring our marketing partners to sell the product in other European countries at no higher than such price.  Because BTG generally supplies product to its marketing partners for a specified percentage of net sales, there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on our investment in our products or even cover our manufacturing costs for such product.  In addition, in the U.K. pharmaceutical companies generally must renegotiate pricing with the government annually when sales to the National Health Service exceed a specified level.

We operate in a highly competitive market and our competitors may develop alternative technologies and products before or more successfully than we do.

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

• marketing and sales capabilities,

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

BTG conducts significant research, development and biologics production activities in Israel and these activities can be affected by economic, military and political conditions in that country and in the Middle East in general.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel.  Any major hostilities involving Israel could adversely affect our research, development and production operations, which would harm our business.  We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse affect on us or our business and on our share price.  Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.  In addition, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip.  During the course of military operations, Israel’s military reserves, which include a number of our employees and executives, may be called up, which could adversely affect our ability to conduct our business.

As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the current situation with Iraq.  Products we intend to manufacture at our newly constructed manufacturing facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  We do not currently intend to transfer our manufacturing activities to our newly constructed manufacturing facility until the FDA has inspected and approved the new facility.  Suspension of these activities by the FDA will delay the commencement of manufacturing at our new facility, which could adversely affect our business.  The suspension of FDA inspections delayed inspection of the contract sterilizer utilized by BTG for its BIOLON product, which required us to stop shipping BIOLON to the United States from fourth quarter of 2001 until September 2002, when the facility was approved following an inspection by the FDA.

We may face significant risks in expanding our international operations.

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002.  On a pro forma basis giving effect to the acquisition of Rosemont as if it occurred as of January 1, 2001, our product sales outside the United States would have accounted for approximately 45% and 41% of our total product sales for the years ended December 31, 2001 and 2002, respectively.  International operations involve a number of additional risks, including the following:

•  difficulties in staffing and managing foreign operations;

•  less familiarity with business customs and practices;

•  the imposition of tariffs and import and export controls;

•  the impact of possible recessionary environments in economies outside the U.S.;

•  unexpected changes in regulatory requirements;

•  currency exchange rate fluctuations;

•  the burdens of complying with a variety of foreign laws; and

•  potentially adverse tax consequences.

To the extent that our international operations expand, we expect that an increasing portion of our international product sales and other revenues will be denominated in foreign currencies. We do not currently engage in currency hedging transactions.  However, as we continue to expand our international operations, exposures to gains and losses on international currency transactions may increase.  We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies.  The currency exchange strategy that we adopt may not be successful in avoiding exchange-related losses.  In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business.  We may not be able to sustain or increase revenue that we derive from international sources.

We may incur substantial product liability.

The testing and marketing of BTG’s products entail an inherent risk of product liability and associated adverse publicity.  Pharmaceutical product liability exposure could be extremely large and pose a material risk. Although BTG has so far been able to obtain indemnification from pharmaceutical companies commercializing its products, there can be no assurance that other such companies will agree in the future to indemnify BTG for other of BTG’s products or that such companies will, if obligated to do so, have adequate resources to fulfill their indemnity agreements.  Further, to the extent BTG elects to test or market products independently, it will bear the risk of product liability directly.  BTG presently has $15,000,000 of product liability insurance coverage in place. There can be no assurance that we will be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all.  It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible.  Any successful product liability claim made against BTG could substantially reduce or eliminate any stockholders’ equity BTG may have and could have a significant adverse impact on BTG’s business.  Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

Our stock price is volatile, which could adversely affect your investment.

The market prices for securities of biopharmaceutical companies, including BTG, have been volatile, and it is likely that the price of our common stock will fluctuate in the future.  Factors such as announcements of technological innovations or new commercial products by BTG or its competitors, announcements by BTG or its competitors of results in pre-clinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, period-to-period fluctuations in financial results and market conditions in general may have a significant impact on the market price of our common stock.   The volatility of our common stock imposes a greater risk of capital losses on our stockholders than would a less volatile stock.  In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock.  The stock market has also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of the securities of biopharmaceutical companies, securities class action litigation has often been instituted against these companies.  Such litigation would result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.  See “—The ultimate outcome of pending securities litigation is uncertain.”

In addition, the market price of our common stock could be adversely affected by future exercises of outstanding options and the issuance of common stock in acquisitions of businesses, products and/or technologies.  At December 31, 2002 options to purchase an aggregate of approximately 8,573,000 shares of common stock were outstanding.  A portion of these options have exercise prices below the current market price of the common stock.  All of the shares of common stock issuable upon exercise of these outstanding options have been registered under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction.  The sale of a significant amount of these shares at one time could adversely affect the market price of our common stock.  In addition, BTG may issue additional stock, warrants and/or options to raise capital or complete acquisitions in the future.  BTG may also issue additional securities in connection with its employee benefit plans.  During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the common stock.  The exercise of such options and warrants may have an adverse effect on the market value of the common stock.  The existence of such options and warrants may adversely affect the terms on which BTG can obtain additional equity financing. To the extent the exercise prices of such options and warrants are less than the net tangible book value of the common stock at the time such options and warrants are exercised, BTG’s stockholders will experience an immediate dilution in the net tangible book value of their investment.  Further, the future sale of a substantial number of shares of common stock by existing stockholders and option holders may have an adverse impact on the market price of the common stock.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us.  Under the plan, if any person or group acquires more than 20% of our common stock without approval of our Board of Directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price.  The plan thus makes an acquisition much more costly to a potential acquirer.

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

The ultimate outcome of pending securities litigation is uncertain.

After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and some of our current and former officers were named in a series of similar purported securities class action lawsuits.  The complaints in theses actions allege violations of U.S. securities law through alleged material misrepresentations and omissions and seek an unspecified award of damages.  In addition, our directors and Arthur Andersen LLP, our prior auditor, were named in a derivative action that claims, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system.  We intend to contest these actions vigorously.  There can be no guarantee as to the ultimate outcome of this pending litigation or whether the ultimate outcome may have a material adverse effect on our financial position or results of our operations.  BTG has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.  See “Item 3.  Legal Proceedings.”

EXECUTIVE OFFICERS OF BTG

Our current executive officers are as follows:

Name	Age	Positions
Sim Fass	61	Chairman of the Board and Chief Executive Officer; President of BTG-Israel; Director

Christopher Clement	47	President and Chief Operating Officer
Robert Shaw	49	Executive Vice President—Chief Administrative Officer, General Counsel and Secretary

Andre Groenewegen, M.D.	40	Senior Vice President; Managing Director, Rosemont

Zebulun D. Horowitz, M.D.	51	Senior Vice President, Chief Medical Officer

Dov Kanner, Ph.D.	49	Senior Vice President; General Manager, BTG-Israel

Ernest Kelly, Ph.D.	53	Senior Vice President— Quality Assurance, Quality Control and Regulatory Affairs.

Whitney K. Stearns, Jr.	51	Senior Vice President—Chief Financial Officer and Treasurer

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

Christopher Clement joined BTG in May 2002 as President and Chief Operating Officer.  From September 2000 until joining BTG, Mr. Clement served as CEO and Chairman of Epicyte Pharmaceutical, Inc., a bio-technology company.  From 1997 until he joined Epicyte, he held the positions of Executive Vice President and Senior Vice President, Chief Marketing Officer at Ares-Serono Group.  From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, including Vice President of Marketing, Vice President of Corporate Product Planning, Vice President, General Manager of Global Franchises, and Division President.  Mr. Clement has a B.A. in Marketing/Business from Mercy College.

Robert Shaw joined BTG in April 1998 as Vice President—General Counsel and was appointed Senior Vice President—General Counsel in June 1999, Secretary in March 2000, and Executive Vice President—Chief Administrative Officer in January 2003.  Prior to joining BTG, Mr. Shaw was Vice President, Intellectual Property and Assistant Secretary at BASF Corporation.  From 1984 to 1989, he was Associate General Counsel at Hoechst-Celanese Corporation.  Between 1979 and 1984 he held Associate positions at the Fish & Neave and Synnestvedt & Lechner law firms.  Mr. Shaw has a J.D. from Washington University School of Law.  He is admitted to the Bar in New York, Pennsylvania and Missouri.

Andre Groenewegen, M.D. joined BTG as Managing Director of Rosemont in September 2002 in connection with BTG’s acquisition of Rosemont from Akzo Nobel.  In January 2003 Mr. Groenewegen was appointed a Senior Vice President of BTG.  From 1996 through September 2002, he held a number of positions within Akzo Nobel and its various business units, including Vice President of Rosemont, Director, Sales & Marketing, Organon Belgium and Luxembourg, and in the strategy and business development department of Organon International.  From 1991 to 1996 he held various research and development positions with Sandoz.  Dr. Groenewegen holds a medical degree from the State University of Ultrecht, The Netherlands.

Zebulun Horowitz, M.D., joined BTG in March 2003 as Senior Vice President—Chief Medical Officer.  Pior to joining BTG, Dr. Horowitz was Executive Director and Global Head, Clinical Research and

Development of Novartis Pharmaceuticals.  Prior to joining Novartis in 1996, he was Principal Scientist and Medical Director, New Drug Development at Procter & Gamble Pharmaceuticals from 1992 to 1996; Associate Professor of Clinical Medicine (Voluntary) at University of Cincinnati  College of Medicine (Endocrinology) from 1989 to 1996; Section Chief and Consultant in Endocrinology, Diabetes, Metabolilsm (Voluntary) at Veterans Administration Medical Center, Cincinnati, Ohio, from 1989 to 1996; Assistant Professor of Medicine and Assistant Attending Physician, New York University School of Medicine — Bellevue Hospital Medical Center from 1983 to 1989, and Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City from 1982 to 1984.  He received his M.D. in June 1978 from New York University School of Medicine and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).

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

Whitney K. Stearns, Jr. joined BTG in December 2002 as Senior Vice President—Chief Financial Officer and Treasurer.  Prior to joining BTG, Mr. Stearns was Vice President and Chief Financial Officer of PhytoCeutica, Inc., an early stage biopharmaceutical company, between May 2001 and November 2002.  Between 1989 and 2001 he was employed at Schein Pharmaceutical, Inc., a publicly-traded specialty pharmaceutical company, in various increasing capacities, mostly recently as Senior Vice President and Chief Financial Officer.  Mr. Stearns has a BS from Lehigh University and is a qualified Certified Public Accountant.

Chief Accounting Officer

Yehuda Sternlicht, 48, is Vice President—Chief Accounting Officer.  He joined BTG Israel in July 1992 as financial manager and in January 1993 was appointed Chief Financial Officer of BTG.  In June 1995 he was appointed Vice President-Finance and Chief Financial Officer of BTG, and in December 2002 he was appointed Vice President- Chief Accounting Officer of BTG.  From 1988 until he joined BTG Israel, he was financial manager of Bordeaux Textile Ltd., an Israeli company.  From 1985 to 1988 he served as controller of Laser Industries Ltd., an Israeli company listed on the American Stock Exchange.  Prior to that, he held various positions at Haft & Haft, one of the largest CPA firms in Israel.  From 1983 to 1985 he worked at Haft & Haft affiliates’ New York office.  Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel.

ITEM 2.  PROPERTY

BTG’s corporate headquarters are located in East Brunswick, New Jersey, where BTG has leased approximately 53,000 square feet of office space.  The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013.  There are two five-year renewal options. In addition, BTG leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities.  This lease expires in September 2003.  We also lease approximately 10,000 square feet of space in San Diego, California, where our PROSAPTIDE research is being conducted.  This lease expires in October 2004.

BTG has a research, development and biologics manufacturing facility located in Rehovot, Israel, where BTG-Israel leases approximately 95,000 square feet at an annual rental of approximately $995,000. This lease expires in December 2005.  In April 1999 BTG purchased a building in Be’er Tuvia, Israel located approximately 12 miles south of its current facility for approximately $6.25 million.  Construction of a modern biologics production facility designed to meet FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001, and qualification activities have been commenced and are expected to be completed in the second half of 2003.  BTG will move its production activities for each product to the new facility following FDA and other applicable regulatory approval of the facility for manufacture of that product, which we anticipate will occur during the period from the end of 2003 through the end of 2004, depending on product and territory.

In addition, BTG had agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  BTG had intended to locate its principal biopharmaceutical research and development activities, as well as management and administrative activities, adjacent to the new manufacturing facility.  BTG has terminated discussions regarding the purchase of this property and is seeking the return of its $400,000.

Rosemont’s development and manufacturing facility is located in Leeds, U.K., where it leases approximately 41,000 square feet at an annual rental of approximately $270,000.  The lease for 6,000 square feet expires in December 2003; the lease for 4,000 square feet expires in April 2004 and the remainder of 31,000 square feet expires in December 2004.

ITEM 3.  LEGAL PROCEEDINGS

Patent Related Litigation

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

Two of the Genentech patents originally at issue have expired, and only a third patent of Genentech, expiring in July 2003, remains in issue.  The action in the U.S. District Court was tried in January 2000 and the U.S. District Court found that the remaining Genentech patent was invalid and vacated the preliminary injunction.  Following Genentech’s appeal, which was heard in December 2000, the CAFC reversed the District Court’s decision in September 2001, reinstated the preliminary injunction and remanded the issue of infringement to the District Court for further proceedings.  BTG petitioned the CAFC for a rehearing en banc, which was denied in December 2001.  BTG and Genentech have settled this dispute, and a modified injunction has been issued which precludes BTG from importing or selling in the United States its hGH product produced according to its original expression system during the remaining life of this Genentech patent; however, this should not preclude BTG from marketing hGH manufactured using a new expression system for which BTG obtained FDA approval in September 1999, subject to the outcome of the patent dispute with Novo Nordisk discussed below.  We cannot assure you that Genentech will not claim that our new expression system violates its patent that expires in 2003 and seek an injunction to prevent our using the new expression system to produce hGH for Teva.  See “Item 1.  Business—Products and Applications—Commercialized Products—BIO-TROPIN (human growth hormone).”

Three patent applications of Genentech in Israel, which cover general methods relating to genetically engineered products and to human growth hormone, have been allowed — two in 1983 and one in 1985.  BTG opposed the grant of all these patents.  Two of these patent applications expired during 1998 without ever being granted.  The third, which expired in June 2000, corresponds to the U.S. patent that was invalidated by the U.S. District Court in January 2000.  Procedurally, hearings before the Israel Registrar of Patents took place during 1999 regarding the third patent application and summations and replies were subsequently filed. BTG filed a motion in December 2001 requesting that the Registrar strike out Genentech’s patent application due to its expiration and rule that the matter should no longer be heard.  The Registrar denied the motion and BTG has applied for leave to appeal, which was granted in March 2003.    The Registrar left office in October 2002 without rendering a decision and to date a new Registrar has not been appointed.  The filing of a leave to appeal does not bar the new Registrar from rendering a decision on the merits of the patent application.  There can be no assurance that BTG will be successful in its opposition to the grant of this now expired patent application. If BTG is unsuccessful in its opposition in Israel the patent may be deemed effective and Genentech may sue for infringement.

In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR’s sale of BTG’s hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of BTG’s hGH in Japan. JCR and BTG have filed oppositions to five Genentech patent applications in Japan; oppositions with respect to four of these patent applications were denied but the fifth was successful, which resulted in that patent application being revoked during 1999.  We do not believe that we are infringing or have ever infringed any valid Genentech patent or patent application, but there can be no assurance that our hGH will not be found to infringe certain Genentech patents in Japan, the latest of which expired in July 2000, or any patents issued pursuant to pending patent applications, the latest of which expired in April 2001.  If BTG’s hGH is found to infringe certain Genentech patents in Japan, JCR and/or BTG may be obligated to pay damages with respect to sales made while the patents were in effect.  Sales of hGH to JCR in 2000, 2001 and 2002 were approximately $13.0 million, $16.3 million and $12.3 million, respectively, representing 21%, 19% and 13%, respectively, of BTG’s total product sales in those periods and 63%, 68% and 60%, respectively, of BTG’s total hGH product sales in those periods.

In 1997 Novo was issued a U.S. patent for a biosynthetic ripe human growth hormone free of contaminants from pituitary derived human growth hormone.  At BTG’s request, the United States Patent Office Board of Patent Appeals and Interferences (the “Patent Office”) in 2000 declared an interference to determine whether BTG, rather than Novo, should hold the patent to biosynthetic ripe human growth hormone on the basis that BTG scientists, not Novo scientists, were the first to invent.  The Patent Office has ruled in favor of Novo, and BTG commenced an action in federal court seeking a determination that BTG scientists were the first to invent.  Should BTG not be awarded priority, BTG could be precluded from marketing in the United States hGH produced using this new expression system.  In April 2002 Novo commenced an action in federal court against BTG and Teva Pharmaceuticals USA, Inc., BTG’s exclusive distributor of human growth hormone in the U.S., claiming that BTG’s manufacture of human growth hormone using its new expression system and the sale or offer for sale of Tev-Tropin™ human growth hormone by Teva in the U.S. infringes Novo’s patent.  Novo sought an injunction that, if issued, would preclude Teva from marketing Tev-Tropin™ in the U.S. and unspecified monetary damages.  On June 7, 2002, the United States District Court for the District of Delaware granted Novo’s motion for a preliminary injunction prohibiting the sale of Tev-Tropin™ recombinant human growth hormone in the U.S.  In November  2002 , the United States Court of Appeals for the Federal Circuit determined that Novo did not meet the requirement for a preliminary injunction of establishing a reasonable likelihood of success on the merits, and vacated the injunction.  This action is currently scheduled for trial beginning July 2003.

In September 1991, we received a letter from Biogen stating that it believed that our recombinant surface antigen of the hepatitis-B virus, which is an active ingredient of our BIO-HEP-B vaccine, or the intermediates for the process of making such antigen, falls within the claims of one or more of Biogen’s patents and/or patent applications.  We made inquiries of Biogen and SmithKline Beecham (the exclusive licensee of all of Biogen’s hepatitis-B patents except those in Japan) requesting that BTG be granted a license to the Biogen patents; however, such efforts were not successful.  We obtained a compulsory license under Biogen’s Israeli patent to manufacture our BIO-HEP-B vaccine in Israel; however, this license expired, and the related litigation was terminated, following the expiration of Biogen’s Israeli patent.  We are now able to manufacture and sell BIO-HEP-B in Israel.  See “Item 1. Business—Products and Applications—Commercialized Products—BIO-HEP-B (hepatitis-B vaccine).”

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

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us.  We cannot presently assess the effect, if any, that these patents may have on our operations.  The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on BTG or would force BTG to obtain licenses from others is currently unknown.  See “Item 1.  Business—Risk Factors—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

Non-Patent Related Litigation

In 1999, Solchem, a former affiliate and manufacturing arm of SPA, filed a declaratory judgment action against BTG in the United States District Court of New Jersey seeking a determination that it is not a party to BTG’s agreement with SPA, which binds affiliates of SPA, and therefore not bound by the non-compete and free to sell oxandrolone to Mutual Pharmaceutical, a generic drug manufacturer.  BTG counterclaimed against Solchem and Mutual, although the claims against Mutual were dismissed.  The litigation with Solchem and Mutual was settled in early 2002, with Solchem essentially agreeing to comply with the non-compete in SPA’s agreement with BTG, which expires October 29, 2003.  Under the terms of the settlement, the amount of oxandrolone that Solchem could supply to Mutual prior to the expiration of the non-compete was limited, and BTG denied a request by Solchem to increase this amount.  In 2002 we received notice that Solchem filed its drug master file relating to a generic oxandrolone product with the FDA.

In 2002, BTG settled a dispute with Serono Laboratories, Inc. (“Serono Labs”) relating to a 1998 co-promotion agreement pursuant to which BTG undertook to promote in the United States through Gentiva Health Services, Inc., our wholesale distributor of OXANDRIN at the time, Serono Labs’ recombinant human growth hormone, SAIZEN, for the treatment of children with growth failure due to inadequate levels of growth hormone.  The agreement proved to be commercially infeasible and BTG terminated the agreement in June 1999.  Serono Labs contested BTG’s termination of that agreement in 1999 and asserted that a non-compete provision, which BTG maintained expired in mid-2000 and in any case did not apply to Teva, the U.S. licensee for BTG’s recombinant human growth hormone,  if it is applicable at all, should continue until April 30, 2002. In March 2000, BTG filed a lawsuit in New Jersey to confirm BTG’s position on these issues.  Serono Labs commenced an action against BTG in Massachusetts to enforce the agreement.  The New Jersey court denied Serono Labs’ motion to dismiss the New Jersey action and enjoined Serono Labs from pursuing its action in Massachusetts.  The New Jersey court also denied BTG’s motion for summary judgment.  While the co-promotion agreement with Serono Labs precluded recovery for consequential damages, Serono Labs asserted a claim for unspecified monetary damages based on a Massachusetts law regarding “unfair trade practices”.  Under this law, the court was entitled, in its discretion, to enhance the damage award by up to three times (but not less than twice) the actual damages if there was a “willful or knowing” violation with the “malicious intent to injure” the other party.  The court could also award attorneys’ fees and costs.  In connection with the settlement of this dispute, BTG made a payment to Serono Labs.  In 1999 BTG accrued approximately $1,485,000 of commissions received by it from Gentiva in respect of SAIZEN, which BTG subsequently returned because Gentiva, which was unable to sell most of the product before it expired, returned the product to Serono Labs.

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of MIRCETTE.  Pursuant to its license agreement with Organon, BTG has commenced a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories.  In December 2001,  the court granted Barr’s motion for summary judgment of non-infringement of BTG’s patent.  BTG appealed and a decision is pending.  If the patent is held not to be infringed, Organon may assert that it is no longer required to pay BTG royalties on the sale of MIRCETTE.  Barr introduced its generic product in 2002, which has adversely affected sales of MIRCETTE and, therefore, royalties to BTG.

On December 20, 2002, a purported shareholder class action was filed against BTG and three of its officers.  The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiff purports to represent a class of shareholders who purchased BTG shares between April 19, 1999 and August 2, 2002.  The complaint asserts that BTG’s financial statements were materially false and misleading because BTG restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in its Form 8-K and accompanying press release issued August 2, 2002.  Five virtually identical actions were filed in January and February 2003. Plaintiffs have moved to consolidate the actions and to appoint a lead plaintiff and lead counsel in accordance with the Private Securities Litigation Reform Act.

On January 23, 2003, a purported shareholder derivative action was filed on behalf of BTG against nine of its officers and directors, its former auditors, Arthur Andersen LLP, and BTG as a nominal defendant.  The allegations in the derivative action are substantially similar to the allegations in the purported shareholder class actions.  The derivative action is pending under the caption Nelson v. Conrad, No. 7-794-03, in the Superior Court of New Jersey, Middlesex County.  A second purported shareholder derivative action, Millet v. Conrad, No. L-1275-03, was filed on February 14, 2003 and is pending in the same court.

BTG intends to vigorously defend against all allegations of wrongdoing.  BTG has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BTG’s common stock is quoted on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) National Market under the symbol BTGC.  The following table sets forth, for the periods indicated, the high and low sale prices per share of BTG’s common stock from January 1, 2001 through December 31, 2002 as reported by the Nasdaq National Market.

	High	Low
2001
First Quarter	$9.66	$5.96
Second Quarter	13.39	5.05
Third Quarter	12.86	5.50
Fourth Quarter	8.68	6.89

2002
First Quarter	$9.00	$4.65
Second Quarter	6.26	4.10
Third Quarter	6.05	2.50
Fourth Quarter	4.88	1.95

The number of stockholders of record of our common stock on March 17, 2003 was approximately 1,250.

We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	1998(1)	1999(1)	2000(1)(2)	2001(1)(3)	2002
	(in thousands except per share data)

Statement of Operations Data:

Product sales, net	$68,246	$60,332	$62,149	$87,106	$96,107
Total revenues	73,890	78,687	72,761	94,774	102,966
Write-off of in-process research and development acquired	—	—	—	$45,600	—
Total expenses	51,623	64,903	67,396	115,038	89,828
Operating income (loss)	22,267	13,784	5,365	(20,264)	13,138
Other income (expense), net	2,798	4,445	7,376	(4,929)	1,642
Income tax expense	7,124	4,821	3,798	4,733	5,063
Income (loss) before cumulative effect of change in accounting principle	17,941	13,408	8,943	(29,926)	9,717
Cumulative effect of change in accounting principle	—	—	(8,178)	—	—
Net income (loss)	$17,941	$13,408	$765	$(29,926)	$9,717
Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.37	$0.26	$0.16	$(0.52)	$0.17
Cumulative effect of change in accounting principle	—	—	(0.15)	—	—
Net income (loss)	$0.37	$0.26	$0.01	$(0.52)	$0.17
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.36	$0.25	$0.15	$(0.52)	$0.17
Cumulative effect of change in accounting principle	—	—	(0.14)	—	—
Net income (loss)	$0.36	$0.25	$0.01	$(0.52)	$0.17
Weighted average shares outstanding:
Basic	48,184	52,348	54,320	57,230	58,480
Diluted	49,848	54,191	56,885	57,230	58,659

	As of December 31,
	1998	1999	2000(2)	2001(3)	2002
	(in thousands)

Balance Sheet Data:

Working capital	$110,359	$120,587	$154,089	$139,472	$29,059
Total assets	142,797	162,538	209,960	235,086	285,431
Long-term liabilities	3,818	4,333	24,593	24,125	17,895
Stockholders’ equity	123,179	140,534	152,645	157,540	169,075

(1)           Certain revenue and expense items have been reclassified to conform to current year presentation.

(2)           Effective January 1, 2000, BTG adopted Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) issued by the Securities and Exchange Commission in December 1999.  As a result of adopting SAB 101, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000, $1,156,000 and $1,146,000 was recognized as contract fee revenue in 2000, 2001 and 2002, respectively.  Contract revenues are now being recognized over the term of the related agreements.

(3)           In connection with our acquisition of Myelos and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,914,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill was being amortized over its expected useful life of five years, and had the effect of reducing reported expenses by $2,961,000 during 2001.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Annual Report on Form 10-K concerning BTG’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, development, introduction or consumer acceptance of competing products, changes in pricing or other actions by competitors, patents owned by BTG and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

Overview

We are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments.  We distribute our products on a worldwide basis primarily through a direct sales force in the United States, the United Kingdom (for our oral liquid products) and Israel and primarily through third-party license and distribution relationships elsewhere.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, BTG has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and several of which are in pre-clinical development.

BTG was founded in 1980 to develop, manufacture and market novel therapeutic products.  In September 2002, we acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.  BTG’s overall administration, finance, legal and patent activities, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly owned subsidiary in Israel.  Development, manufacture, distribution and sale of our oral liquid products are carried out through Rosemont in the United Kingdom.

Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, BTG, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals Limited, a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $5,421,000) for Rosemont, which was funded from our cash on hand, was approximately $104,544,000, excluding Rosemont’s cash balances.

The acquisition has been accounted for under the purchase method of accounting.  The aggregate purchase price of $104,544,000 is being allocated based on the estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed, as follows (in thousands):

Assets Acquired:
Current assets (including cash acquired of $5,268)	$10,924
Fixed assets	1,708
Intangibles	80,800
Goodwill	40,080

Liabilities Assumed:
Current liabilities	(4,728)
Deferred tax liabilities	(24,240)

Total Purchase Price	$104,544

The estimation of the fair value of assets acquired and liabilities assumed was determined by BTG’s management based on a preliminary independent appraisal and information currently available. BTG is in the process of completing the evaluation of certain acquired assets, as well as certain intangibles.  Accordingly, the allocation of the purchase price is subject to revision.  Intangible assets consist primarily of developed products and will be amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by BTG’s management based on a preliminary independent appraisal and information currently available.  BTG is in the process of completing the useful life assessment and, accordingly, it is subject to revision.

Intangible assets consist of developed products, trademarks, and several patents and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by BTG’s management based on an independent appraisal and information currently available.

In connection with the acquisition, we entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, which prohibits hedge accounting for a hedge of an anticipated business combination, we recorded a gain of approximately $800,000 on the forward contract.

Acquisition of Myelos Corporation

On March 19, 2001, BTG acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, BTG paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of BTG common stock (based on a per share value of $8.9564, representing the average closing price of BTG’s common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed)).

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

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value per share for the approximately 2,344,700 shares of BTG common stock issued in the acquisition of $8.1172, representing the average closing price of BTG’s common stock for the four day period preceding  February 21, 2001, the date the terms of the acquisition were agreed. In connection with the merger and based on an independent valuation, BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  BTG recorded negative goodwill of $18,914,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment.

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

Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc. (“Omrix”), BTG loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship.  BTG determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis).  Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.  During the fourth quarter of 2001, BTG determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote-down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.  The write-down is included as a component of other income (expense), net. Based on the current information available regarding Omrix, management believes the current carrying value of its investment in Omrix is appropriate.

2003 Outlook

Early in 2002, we announced our intention to invest more heavily in research and development and marketing and sales activities and provided guidance that, as a consequence, 2002 earnings would not match those of 2001, although growth in earnings would resume in 2003.  BTG anticipates growth in revenues and earnings per share in 2003.  In particular, with the transition of OXANDRIN to a direct to wholesaler business model (vs. selling to Accredo), availability, as of October 2002, of the OXANDRIN 10mg tablet strength in addition to the 2.5mg tablet, as well as the broader focus of the BTG sales force in new areas of potential demand for an effective involuntary weight loss product, and a strong upward trend suggested by recent prescription data, OXANDRIN sales are expected to grow.  Human growth hormone sales are expected to be less than those of 2002 due to ongoing pricing pressures in Japan and DELATESTRYL sales are expected to be less than those of 2002 due to anticipated supply constraints following heavier than expected demand in 2002.  Sales of oral liquid pharmaceutical products by Rosemont are anticipated to continue to grow at their historical rates and are expected to make a significant contribution to BTG’s 2003 revenues.  Contract fees and royalty revenues are expected to approximate their 2002 levels.

Increases in expenses in 2003 compared to 2002 are expected due to BTG’s heavy commitment to its pipeline products and associated research and development costs.  We anticipate that research and development expense will be approximately 30% of our total revenues.  Incremental investment in marketing and sales to maximize the commercial potential of BTG’s marketed products in the U.S. and the U.K. is also anticipated.  Cost of goods as a percentage of sales is anticipated to grow as a function of product mix, the Rosemont contribution to total product sales, and the validation of BTG’s new production facility in Israel.  Additionally, amortization of intangibles expense is expected to increase to approximately $4.0 million on an annual rate, reflecting the full year impact of the Rosemont acquisition.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  The items in our consolidated financial statements requiring significant estimates and judgments are as follows:

•                  Revenue recognition.  Product sales are recognized when the product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and freight out.  Contract fees, which consist mainly of license of marketing and distribution rights and research and development projects, are being recognized over the estimated term of the related agreements.  Revenues related to performance milestones are recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable.  Advance payments received in excess of amounts earned are included in deferred revenue.  Royalties are recognized once agreement exists, the sale is made and the royalty is earned.  Other revenues represent funds received by BTG for research and development projects that are partially funded by the Chief Scientist of the State of Israel.  BTG recognizes revenue upon performance of such funded research.

•                  Intangible assets acquired.  On September 30, 2002, we acquired Rosemont.  The aggregate purchase price of $104,544,000 is being allocated based on the estimates of the fair value of the intangible assets acquired, which was based on a preliminary independent appraisal and information currently available.  Intangible assets consist of developed products, trademarks and several patents and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years. BTG’s management determined the estimation of the useful life of the intangible assets based on independent appraisal and information currently available.   BTG is in the process of completing the evaluation of certain acquired assets, as well as certain intangibles and the useful life.  Accordingly, the allocation of the purchase price and the useful life are subject to revisions.

•                  Investments.  From time to time we invest in nonmarketable equity securities for strategic purposes.  These investments are carried at cost.  We periodically monitor the liquidity progress and financing activities of these entities to determine if impairment write-downs are required.  In 2001, we wrote-down our investment in Omrix by $3,000,000.

•                  In-process research and development acquired.  In connection with our acquisition of Myelos Corporation in 2001, we allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  We expensed this value as of the acquisition date because the technology was not fully commercially developed and had no alternative future uses.

•                  Income taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.  We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, and at December 31, 2002, did not record a valuation allowance against our deferred tax asset.  If we determine in the future that we will not be able to realize all or part of our net deferred tax assets, adjustments will be charged to income in the period that we made such determination.

•                  Allowance for doubtful accounts.  We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                  Litigation.  We are currently involved in certain legal proceedings referred to in Note 8 (Commitments and Contingent Liabilities) of the notes to our consolidated financial statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.  However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which begin on page 54 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

The following table sets forth for the fiscal periods indicated the dollar amount and the percentage of our revenues represented by the items reflected on our consolidated statements of operations (dollars in thousands).

	Year Ended December 31,
	2000		2001		2002
Revenues:
Product sales	$62,149	85.4%	$87,106	91.9%	$96,107	93.3%
Contract fees	5,542	7.6	1,656	1.8	1,804	1.8
Royalties	3,139	4.3	3,817	4.0	3,891	3.8
Other revenues	1,931	2.7	2,195	2.3	1,164	1.1
Total revenues	72,761	100.0%	94,774	100.0%	102,966	100.0%
Expenses:
Research and development	25,331	34.8%	27,778	29.3%	32,783	31.8%
Marketing and sales	17,614	24.2	17,006	17.9	22,143	21.5
General and administrative	12,685	17.4	13,252	14.0	17,582	17.1
Cost of product sales	9,887	13.6	12,388	13.1	14,148	13.7
Amortization of intangibles and negative goodwill associated with acquisitions	—	—	(2,961)	(3.1)	1,013	1.0
Commissions and royalties	1,879	2.6	1,975	2.1	2,159	2.1
Write-off of in-process research and development acquired	—	—	45,600	48.1	—	—
Total expenses	67,396	92.6	115,038	121.4	89,828	87.2

Operating income (loss)	5,365	7.4	(20,264)	(21.4)	13,138	12.8
Other income (expense), net	7,376	10.1	(4,929)	(5.2)	1,642	1.6
Income (loss) before income taxes and cumulative effect of change in accounting principle	12,741	17.5	(25,193)	(26.6)	14,780	14.4
Income tax expense	3,798	5.2	4,733	5.0	5,063	4.9
Income (loss) before cumulative effect of change in accounting principle	8,943	12.3	(29,926)	(31.6)	9,717	9.5
Cumulative effect of change in accounting principle	(8,178)	11.2	—	—	—	—
Net income (loss)	$765	1.1%	$(29,926)	(31.6)%	$9,717	9.5%

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

The following table summarizes, for the fiscal periods indicated, BTG’s sales of its commercialized products and their percentage of total product sales (dollars in thousands):

	Year ended December 31,
	2000		2001		2002
OXANDRIN	$32,187	52%	$47,150	54%	$45,861	48%
BIO-TROPIN	20,584	33	23,863	27	20,564	21
BIOLON	6,117	10	8,227	10	6,696	7
DELATESTRYL	2,582	4	7,253	8	15,595	16
Oral Liquid Pharmaceutical Products	—	—	—	—	6,346	7
Other	679	1	613	1	1,045	1
Total	$62,149	100%	$87,106	100%	$96,107	100%

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on: (i) increasing market penetration of our existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

We believe that sales of OXANDRIN will continue to constitute a significant portion of our total revenues for the next several years.  Accordingly, any factor adversely affecting sales of OXANDRIN could have a material adverse effect on our results of operations and profitability and our ability to conduct our business.  Quarterly fluctuations in sales of OXANDRIN have had a significant impact on our quarterly results of operations.  Quarterly sales of OXANDRIN in 2000, 2001 and 2002 are set forth in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
2000	$5,009	$6,403	$10,889	$9,886	$32,187
2001	16,692	17,887	4,575	7,996	47,150
2002	9,555	12,329	13,661	10,316	45,861

Until the fourth quarter of 2002, our sales of OXANDRIN consisted of sales to Accredo Health Services, Inc., formerly known as Gentiva Health Services, Inc. (“Accredo”), our wholesale and retail distributor of OXANDRIN in the United States, and, beginning in the third quarter of 2002, the Ross Products Division of Abbott Laboratories (“Ross”), which is co-marketing OXANDRIN in the long-term care market. In the fourth quarter of 2002 BTG renegotiated its agreement with Accredo, and BTG now sells OXANDRIN directly to wholesalers and Accredo distributes OXANDRIN for BTG on a fee-for-service basis.  Accredo will earn management fees from BTG for certain services it will continue to provide, such as warehousing and shipping of product.  The transition to the new arrangement, which we anticipate will be completed by the end of March 2003 when Accredo ceases to act as distributor of the 2.5mg OXANDRIN tablets, resulted in sales of OXANDRIN decreasing by $3,345,000 in the fourth quarter of 2002 compared to the third quarter of 2002, as Accredo began to reduce its inventory of the 2.5mg OXANDRIN tablet.  BTG’s sales of OXANDRIN in the first quarter of 2003 will be adversely affected by Accredo’s working down of its inventory of the 2.5mg tablets.

The increase in OXANDRIN sales in each of the last three quarters of 2000 was due to Accredo’s completion, in May 2000, of the OXANDRIN inventory reduction that Accredo began in April 1999 as a result of a slowing in the rate of increase in OXANDRIN prescriptions.  The increase in OXANDRIN sales during the first half of 2001 was due to: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Accredo.

Upon completion of its inventory reduction in May 2000, Accredo began to purchase, on a monthly basis, an amount of OXANDRIN equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in OXANDRIN purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of OXANDRIN into the long-term care market, Accredo’s purchases of OXANDRIN in the second quarter were higher than the levels of its sales of OXANDRIN to wholesalers in that period.  As a result, Accredo’s inventory of OXANDRIN increased beyond the desired level.  Accordingly, BTG and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of OXANDRIN until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of OXANDRIN by BTG to Accredo more accurately reflected end-user demand.  As a result, sales of OXANDRIN in the second half of 2001 were $22,008,000 lower than in the first half of 2001 and $8,204,000 lower than in the second half of 2000.

Since BTG’s launch of OXANDRIN in December 1995 through December 2000, a significant portion of OXANDRIN sales has been for treatment of patients suffering from AIDS-related weight loss.  However, the rate of growth in the AIDS-related weight loss market has slowed substantially, and there can be no assurance that it will continue to grow in the future.  Our inability to continue to increase our sales in the AIDS-related weight loss market or to expand into other markets could have a material adverse effect on our business.  OXANDRIN sales experienced rapid growth in December 2000 and the first half of 2001 in large part as a result of the commencement by Ross of the marketing of OXANDRIN for the treatment of involuntary weight loss in the long-term care market, which represented approximately 15% of OXANDRIN wholesaler to end-user  sales in both 2001 and 2002.  Although OXANDRIN prescriptions increased 22% in

2002 compared to 2001 and 26.5% in 2001 compared to 2000, to date the average prescription written for the long-term care market involves a lower dose of OXANDRIN than the average prescription written for the AIDS market and, therefore, the rate of growth in OXANDRIN sales will be less than the rate of growth in prescriptions.  Ross has the right to terminate our OXANDRIN co-marketing agreement at any time upon six months notice.  If Ross elects to do so , our OXANDRIN sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  BTG has the right to terminate the agreement at the end of 2003 if Ross does not meet specified sales levels. There can be no assurance that demand for OXANDRIN will continue to increase.

Reductions in wholesaler purchases of OXANDRIN from Accredo in the second, third and fourth quarters of 2001 and significantly reduced purchases of OXANDRIN by Accredo in the second half of 2001 adversely affected the growth in BTG’s product sales and revenues and BTG’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), BTG’s sales will fluctuate from quarter to quarter.

The following table summarizes, for the fiscal periods indicated, BTG’s United States and international product sales and their percentage of total product sales (dollars in thousands):

	Year ended December 31,
	2000		2001		2002
United States	$34,635	56%	$55,441	64%	$63,382	66%
International	27,514	44	31,665	36	32,725	34
Total	$62,149	100%	$87,106	100%	$96,107	100%

Domestic sales as a percentage of total product sales have fluctuated due primarily to a reduction in purchases of OXANDRIN by BTG’s U.S. distributor from April 1999 through May 2000 and increased sales of OXANDRIN to BTG’s U.S. distributor in the second half of 2000 and the first half of 2001.

Comparison of Years Ended December 31, 2000, 2001 and 2002

Revenues.  Revenues in 2002 increased 9% to $102,966,000 from $94,774,000 in 2001, which represented a 30% increase from $72,761,000 in 2000.  Product sales, net of discounts, sales incentives, sales allowances and freight out, increased 10% in 2002 to $96,107,000 from $87,106,000 in 2001, which itself was a 40% increase from 2000 product sales of $62,149,000. The changes in revenues between 2000, 2001 and 2002 were primarily driven by changes in product sales, principally OXANDRIN.  Product sales in 2002 include $6,346,000 of sales of oral liquid pharmaceutical products resulting from our acquisition of Rosemont on September 30, 2002.

Sales of OXANDRIN in 2002, 2001 and 2000 were $45,861,000, $47,150,000 and $32,187,000, respectively, representing 48%, 54% and 52%  respectively, of BTG’s total product sales in those periods. Sales of OXANDRIN to Accredo in 2002, 2001 and 2000 were $30,030,000, $38,775,000 and $30,885,000, net, respectively, representing 65%, 82% and 96% , respectively, of BTG’s total sales of OXANDRIN.  Sales of OXANDRIN in 2002 decreased by $1,289,000, or 3%, from 2001 sales as a result of our transition to a direct to wholesaler business model rather than selling to Accredo, which would then resell to distributors. In 2001 sales of OXANDRIN increased $14,963,000, or 46%, from 2000 sales.  Sales of OXANDRIN increased $23,167,000 in the first half of 2001 due to: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of OXANDRIN inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of OXANDRIN by Accredo.  Sales of OXANDRIN in the second half of 2001 decreased $8,204,000 from the comparable period in 2000 due to Accredo’s increased purchases of OXANDRIN in the second half of 2000 following completion of its inventory reduction and decreased purchases in the second half of 2001 to reduce inventory.

Sales of human growth hormone in 2002, 2001 and 2000 were $20,564,000, $23,863,000 and $20,584,000, respectively, representing 21%, 27% and 33%, respectively, of BTG’s total product sales in those periods.  Sales of hGH in 2002 decreased by $3,299,000, or 14%, from 2001 sales due to pricing pressures in Japan, partially offset by an initial sale to Teva.  Sales of human growth hormone increased in 2001 by $3,279,000, or 16%, over 2000 sales, primarily due to increased sales to JCR and Ferring.  Sales of hGH to JCR in 2002, 2001 and 2000 were $12,331,000, $16,292,000 and $12,975,000, respectively, representing 13%, 19% and 21%, respectively, of BTG’s total product sales in those periods and 60%, 68% and 63%, respectively, of BTG’s total hGH sales in those periods.  Sales of hGH to Ferring were $5,453,000, $5,889,000 and $4,812,000 in 2002, 2001 and 2000, respectively, representing 6%, 7% and 8%, respectively, of BTG’s total product sales in those periods and 27%, 25% and 23%, respectively, of BTG’s total hGH sales in those periods.

Sales of DELATESTRYL in 2002 increased by $8,342,000, or 115%, over 2001 sales, which sales increased by $4,671,000, or 181%, over 2000 levels, when we had no sales of DELATESTRYL in the second and third quarters.  The increase in DELATESTRYL sales was due to the FDA stopping the production of a competing generic injectable testosterone product used to treat men with hypogonadism (testostrone deficiency) in 1998, which product has not to date been re-introduced.

BIOLON sales in 2002 decreased $1,530,000, or 19%, from 2001 levels, after 2001 sales increased $2,110,000, or 34%, over 2002 sales.  In the first quarter of 2000 we halted product shipments of BIOLON to the U.S. pending FDA approval of a supplemental application relating to an upgrade in BTG’s manufacturing process to conform it to a higher standard of quality implemented by BTG.  BTG resumed shipments to the U.S. in the first quarter of 2001, although shipments again stopped in the fourth quarter of 2001 as the FDA was not able to inspect the new manufacturing facility of BTG’s contract sterilizer for BIOLON due to the violence in Israel in recent years until July 2002 and shipments resumed in September 2002 following FDA approval.

Contract fees for the year ended December 31, 2002 were $1,804,000, which includes $1,646,000 of contract fees received in prior periods but recognized in 2002 in accordance with SAB 101.  For the year ended December 31, 2001 contract fees were $1,656,000, which represent contract fees received in prior periods but recognized in 2001 in accordance with SAB 101. For the year ended December 31, 2000, contract fees, which consist of licensing and option to license fees, amounting to $5,542,000, or 8%, of total revenues, were earned from certain of BTG’s collaborative partners.  Of the contract fees earned in 2000, $2,500,000, or 45% of total contract fees, was earned as a milestone payment under BTG’s strategic alliance with Teva focusing on the development and global commercialization of several generic recombinant therapeutic products and the license of distribution rights in the United States for BTG’s hGH, and $1,475,000, or 27% of total contract fees, was earned in respect of the BIO-HEP-B vaccine.  Under SAB 101, contract fees in 2000 include $853,000 of contract fees paid in prior periods, or 15% of total contract fees, as well as $313,000, or 6% of total contract fees, of the $5,000,000 received in 2000 in respect of ARTHREASE; the remaining $4,687,000 of this fee has been deferred in accordance with SAB 101.

Royalties in 2002, 2001 and 2000 consist mainly of net royalties in respect of the MIRCETTE product in the amount of $3,891,000, $3,817,000 and $3,139,000, respectively.

Other revenues consist primarily of funding from the Chief Scientist, which represented 90%, 100% and 81% of other revenues in the years ended December 31, 2002, 2001 and 2000, respectively.

Research and development expense was $32,783,000, $27,778,000 and $25,331,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The increase in research and development expenditures in 2002 compared to 2001 resulted primarily from the addition of research and development activities for PROSAPTIDE following the acquisition of Myelos in March 2001, increased patent related expenses, increased clinical activities and Rosemont’s development expenses following the acquisition.  The increase in research and development expenditures in 2001 compared to 2000 resulted mainly from the increase in research and development personnel and legal fees related to patent maintenance and patent interference proceedings, as well as the addition of research and development activities for PROSAPTIDE following the acquisition of Myelos, partially offset by decreased expenses in 2001 compared to 2000 associated with developing alternate manufacturing sources for OXANDRIN and for a new tablet formulation and decreased compensation charges arising from modification of the periods of vesting and exercisability of certain stock option awards to certain employees and former employees made in connection with the termination of their employment and post-employment consulting arrangements.

Marketing and sales expense was $22,143,000, $17,006,000 and $17,614,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  These expenses primarily related to the sales and marketing force in the United States that BTG established principally in the second half of 1995 and during 1996 to promote distribution of OXANDRIN in the United States and, beginning with the fourth quarter of 2002, Rosemont’s sales and marketing force in the United Kingdom.  The significant increase in marketing and sales expense in 2002 was due to increased promotion and marketing costs, as well as increased compensation and training costs due to BTG’s expansion of its field force, as BTG sought to maximize OXANDRIN’s potential and growth, and the inclusion of $1,339,000 of Rosemont’s expenses, partially offset by decreased incentive compensation costs.  The decrease in marketing and sales expense in 2001 compared to 2000 derived mainly from decreased advertising, promotional and market research activities, partially offset by increased compensation costs.

General and administrative expense was $17,582,000, $13,252,000 and $12,685,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  The increase in general and administrative expense in 2002 compared to 2001 was principally due to increased compensation costs, substantial audit fees incurred in 2002 in connection with the reaudit of BTG’s financial statements and inclusion of Rosemont’s expenses following the acquisition, partially offset by decreased merger and acquisition activities in 2002 and higher consulting fees in 2001.  General and administrative expenses for 2002 includes a $1,100,000 non-recurring pension expense incurred in connection with the acquisition of Rosemont.  The increase in 2001 compared to 2000 was primarily due to increased compensation costs, partially offset by a decrease in legal fees (litigation) as compared to 2000, when legal fees increased primarily due to the reactivation in the fourth quarter of 1998 of BTG’s declaratory judgment action against Genentech in respect of BTG’s human growth hormone product in the United States.

Cost of product sales was $14,148,000, $12,388,000 and $9,887,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  Cost of product sales as a percentage of product sales was 15%, 14% and 16% in 2002, 2001 and 2000, respectively.  Cost of product sales in 2002 increased in absolute terms and as a percentage of product sales due to increased sales, a change in the mix of products as compared to 2001 and the addition of Rosemont’s products, which have a higher cost of goods than most of the other BTG products, in the fourth quarter of 2002.  Cost of product sales for 2002 include $1,272,000 of costs related to the Rosemont products.  Cost of product sales in 2001 increased in absolute terms as a result of increased product sales, but decreased as a percentage of product sales, primarily as a result of OXANDRIN accounting for a significant portion of the increase in product sales.  OXANDRIN has a relatively low cost of manufacture as a percentage of product sales, while BIOLON has the highest cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

Amortization of Intangibles and Negative Goodwill Associated with Acquisitions.  In connection with the acquisition of Myelos, BTG recorded negative goodwill of $18,989,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes. During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $1,013,000 of amortization of these intangibles in the fourth quarter of 2002, and expect that we will record $4,050,000 of annual amortization of these intangibles.

Commissions and royalties were $2,159,000, $1,975,000 and $1,879,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  These expenses consist primarily of royalties to entities from which BTG licensed certain of its products and to the Chief Scientist.

Write-off of In-Process Research and Development Acquired.  In 2001, BTG wrote-off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation.  In connection with the acquisition BTG allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.

Other income (expense), net, which was $1,642,000, ($4,929,000) and $7,376,000 in the years ended December 31, 2002, 2001 and 2000, respectively, includes investment income, net, finance expense and realized and unrealized losses on investments.  Investment income, net was $2,823,000, $7,302,000 and $7,376,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  In 2002 investment income, net decreased mainly due to lower yields and lower cash and short-term investment balances in 2002 resulting from the acquisition of Rosemont, partially off-set by an $800,000 realized gain from the forward contract for the delivery of £64,000,000 entered into in connection with the Rosemont acquisition.  SFAS 133 prohibits hedge accounting for a hedge of an anticipated business combination.  In 2001 investment income, net decreased slightly, as the total of cash, cash equivalents and short-term investments decreased due to the use of cash to acquire Myelos, to fund construction of BTG’s new manufacturing facility and to purchase shares of Omrix, partially offset by cash flow from operations, proceeds from the exercise of options and proceeds from a $20,000,000 loan borrowed to finance construction of BTG’s new manufacturing facility in Israel.  We recognized realized and unrealized losses on investment, net of $1,181,000 in 2002.  In 2001 we recognized realized and unrealized capital losses of $9,231,000 on short-term investments that were liquidated during December 2001 and early 2002.  During the fourth quarter of 2001, we determined that the decline in the value of our investment in Omrix was other than temporary and, accordingly, wrote-down the value of this $5,000,000 investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

Income Taxes.  Provision for income taxes for the years ended December 31, 2002, 2001 and 2000 was $5,063,000, $4,733,000 and $3,798,000, respectively, representing approximately 34.3%, 27.1% (on a pro forma basis excluding the write-off of in-process research and development acquired and amortization of negative goodwill, which are not taken into account in computing income taxes), and 29.8% of income before income taxes.  BTG’s consolidated tax rate differs from the statutory rate because of Israeli tax benefits, research and experimental tax credits, state and local taxes and similar items that affect the tax rate.  In 2001 BTG recorded a provision for additional taxes of $1,530,000 as a result of a tax audit that BTG-Israel was undergoing covering the 1997 through 2000 tax years.  The tax audit was settled in the second quarter of 2002, and an additional $519,000 of tax was accrued at that time.

Earnings per Common Share.  BTG had approximately 1.2 million additional basic weighted average shares outstanding for the year ended December 31, 2002 as compared to the same period in 2001, and had approximately 2.9 million additional basic weighted average shares outstanding for the year ended December 31, 2001 as compared to the same period in 2000.  The increased number of basic shares in both 2001 and 2002 was primarily the result of the issuance throughout 2001 of shares upon the exercise of options, the issuance throughout 2001 and 2002 of shares pursuant to our employee stock purchase plan and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001 diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.

Cumulative Effect of Change in Accounting Principle.  Effective January 1, 2000, BTG adopted SAB 101.  As a result, BTG changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, BTG recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  Effective January 1, 2000, BTG recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $1,166,000 was recognized as contract fee revenue in 2000.  Contract fee revenues are now being recognized over the estimated term of the related agreements.

Liquidity and Capital Resources

At December 31, 2002, our working capital was $29,059,000 as compared to $139,472,000 at December 31, 2001.  The decrease in working capital at December 31, 2002 was primarily due to the use of $95,954,000 to acquire Rosemont and an increase in accounts payable and other current liabilities, partially offset by an increase in accounts receivable.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by BTG.  Cash, excluding short-term investments, (decreased) increased by $(63,240,000), $49,098,000 and $7,650,000, in the years ended December 31, 2002, 2001 and 2000, respectively.  Cash provided by operating activities was $9,194,000, $37,760,000 and $15,267,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  Net income (loss) was $9,717,000, $(29,926,000) and $765,000 in the same periods, respectively.

In 2002 net cash provided by operating activities was less than net income primarily as a result of increased accounts receivable, inventories, prepaid expenses and other current assets and deferred income taxes of $8,265,000, $1,202,000, $1,284,000, and $837,000, respectively, and deferred revenues of $1,553,000, partially offset by increased accounts payable in the amount of $7,541,000, depreciation and amortization, amortization of intangible assets associated with acquisitions and a provision for inventory reduction in connection with the validation of a new manufacturing site in the U.S. in the amounts of $2,701,000, $1,013,000 and $976,000, respectively.

In 2001 we had net cash provided by operating activities, despite the net loss, mainly due to the write-off of in-process research and development acquired of $45,600,000, a decrease in accounts receivable of $14,572,000, an unrealized loss on investments, net of $8,963,000, an increase in accounts payable of $5,178,000, depreciation and amortization of $2,937,000, a realized loss on the sale of short-term investments, net of $1,735,000, and compensation expense of $1,024,000 resulting from the modification of options previously granted, partially offset by an increase in inventories of $3,875,000, an increase in deferred income tax of $3,957,000, amortization of negative goodwill associated with acquisitions of $2,961,000 and deferred revenues of $1,656,000.

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

Net cash (used in) provided by investing activities was $(73,228,000), $3,651,000 and $(37,401,000) in the years ended December 31, 2002, 2001 and 2000, respectively.  Net cash (used in) provided by investing activities included capital expenditures of $15,546,000, $23,974,000 and $10,913,000 in these periods, respectively, consisting of approximately $12,138,000, $21,758,000 and $8,950,000, respectively, for the purchase and construction of a new manufacturing facility, with the remainder in all periods primarily for laboratory and manufacturing equipment and infrastructure.  In 2002 net cash used in investing activities also includes the $95,954,000, net used to acquire Rosemont.  In 2001, net cash used in investing activities also includes the $5,000,000 investment in Omrix and $15,603,000, net used in connection with the acquisition of Myelos.  The remainder of the net cash used in investing activities, in all periods, was primarily for purchases and sales of short-term investments.

Net cash provided by financing activities was $517,000, $7,687,000 and $29,784,000 in the years ended December 31, 2002, 2001 and 2000, respectively.  Cash from financing activities in 2002 and 2001 consisted of net proceeds from issuances of common stock of $1,751,000 and $7,687,000, respectively.  Net proceeds from the sale of common stock resulted mainly from option exercises in 2001 and in both periods the issuances of stock pursuant to our employee stock purchase plan.  In 2002, we repaid $1,234,000 of long-term debt, principally borrowings under our credit facility that we used to finance a portion of the construction of our new manufacturing facility in Israel.  Cash flows from financing activities in 2000 were primarily affected by long-term borrowings of $20,000,000 and proceeds from the issuance of common stock of $9,784,000.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,500,000 (including local taxes and legal fees). Construction of a modern biologics production facility designed to meet FDA cGMP requirements for biologics and devices was completed at the end of 2001, and validation has commenced and is expected to be completed in the second half of 2003.  BTG will then commence the process validation for products manufactured in the existing facility to be transferred to the new facility.  Production of these products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which BTG anticipates will occur during the period from the end of 2003 through the end of 2004, depending on product and territory.  Through December 31, 2002, BTG has spent approximately $42,000,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $7,000,000 to complete validation activities, of which approximately $4,000,000 has been expended through December 31, 2002.  In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Loans under the facility bear interest at the rate of LIBOR plus 1%.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by BTG.  At December 31, 2002, BTG had outstanding long-term borrowings of $18,889,000 under the facility, of which $6,667,000 is due in each of 2003 and 2004, with the remaining $5,555,000 due in 2005. Borrowings are repaid monthly in equal installments.

We believe that our cash resources as of December 31, 2002, together with anticipated product sales, will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding at current levels or at all, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of BTG’s future cash requirements will depend in large part on the status of commercialization of BTG’s products, BTG’s ability to enter into additional research and development and licensing arrangements, and BTG’s ability to obtain additional equity and debt financing, if necessary.  There can be no assurance that BTG will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.  BTG continues to seek additional collaborative research and development and licensing arrangements in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that it will be able to obtain such agreements.  See “Item 1.  Business—Risk Factors —We may be unable to obtain any additional capital needed to operate and grow our business” and “—We expect our quarterly results to fluctuate, which may cause volatility in our stock price.”

Below is a table that presents our contractual obligations and commitments at December 31, 2002. We had no capital lease obligations or unconditional purchase commitments as of that date (in thousands).

Payments Due by Period

Contractual Obligations	Total	Less than One Year	1-3 years	4-5 years	After 5 years	Undetermined(1)
Long-term debt	$18,889	$6,667	$12,222	—	—	—
Operating leases	21,450	3,176	5,749	$3,455	$9,070	—
Other long-term obligations (1)	2,890	—	—	—	—	2,890
Total contractual cash obligations	$43,229	$9,843	$17,971	$3,455	$9,070	$2,890

(1)  Consists of severance benefits payable under Israeli law.  Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years.

BTG applies to the Chief Scientist of the State of Israel annually for research and development funding for its various projects for the coming year.  The projects and amount funded each year are within the sole discretion of the Chief Scientist.  We are currently in discussions with the Chief Scientist about whether it will continue to fund some of our research and development activities, and we cannot assure you that the Chief Scientist will continue to provide funding to us at the same levels or at all.  BTG is obligated to pay royalties to the Chief Scientist for products resulting from research and development partially funded by the Chief Scientist.  These royalties range from 3% to 5% on commercial sales, if any, of these products if produced in Israel, up to the amount so funded, and 4% to 6% of commercial sales, if any, if these products are produced outside Israel, up to 120% to 300% of the amount so funded.  BTG has received aggregate funding from the Chief Scientist of $22,131,000 through December 31, 2002 (including participation for projects that will not have future sales), and has paid aggregate royalties to the Chief Scientist totaling $4,011,000 through December 31, 2002.

At December 31, 2002, the Company had employment agreements with seven senior officers.  Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2,117,000 plus other normal customary fringe benefits and bonuses.  These employment agreements generally have a term of three years and are automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

New Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on BTG’s financial position or results of operations.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure:  an amendment of FASB Statement 123 (SFAS 123)”, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting.  The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements.  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted.  BTG does not plan a change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  BTG previously did not record a liability when guaranteeing obligations unless it became probable that BTG would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees BTG issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.  BTG has not yet determined the effects of FIN 45 on its financial statements.  Disclosures required by FIN 45 are included in the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date our exposure to market risk has been limited.  We do not currently hedge any market risk, although we may do so in the future.  We do not hold or issue any derivative financial instruments for trading or other speculative purposes.  In early 2002, BTG purchased forward contracts in the amount of $3,000,000 to hedge part of its commitments in Israeli Shekels, primarily salaries, by locking in the Shekel/U.S. Dollar exchange rate, which had become more volatile in late 2001.  All of these contracts matured by July 1, 2002.

In connection with the acquisition of Rosemont, we entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS 133, which prohibits hedge accounting for a hedge of an anticipated business combination, we recorded a gain of approximately $800,000 on the forward contract.

Borrowings under our $20,000,000 credit facility bear interest at a floating rate and, therefore, we are impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $18,889,000 outstanding under this facility at December 31, 2002 would result in an increase in our annual interest expense of $188,890.  Because these borrowings relate to the construction of our new facility, which is not yet ready for its intended use, interest expense is currently being capitalized.

Our interest bearing assets consist of cash and cash equivalents and short-term investments, which currently consist primarily today of investments in commercial paper and time deposits.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations.  We manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities.  The cost of our operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  To the extent that expenses in Shekels exceed BTG-Israel’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to BTG’s financial condition.  However, should BTG-Israel’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect BTG’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, BTG’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Bio-Technology General Corp.

We have audited the accompanying consolidated balance sheet of Bio-Technology General Corp. and subsidiaries as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(i) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on January 1, 2002.

GRANT THORNTON LLP

New York, New York
February 14, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders

Bio-Technology General Corp.:

We have audited the accompanying consolidated balance sheet of Bio-Technology General Corp. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Technology General Corp. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1j to the consolidated financial statements, the Company changed its method of revenue recognition for certain up-front nonrefundable fees in 2000.

KPMG LLP

Princeton, New Jersey
September 20, 2002

BIO-TECHNOLOGY GENERAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$75,451	$12,211
Short-term investments	43,473	4,336
Accounts receivable, net	24,538	35,764
Inventories	14,140	16,612
Deferred income taxes	5,079	4,176
Prepaid expenses and other	1,167	2,829
Total current assets	163,848	75,928

Property and equipment, net	51,059	66,596
Intangible assets, net	266	79,878
Goodwill	—	40,080
Deferred income taxes	14,687	16,380
Severance pay funded	2,385	2,783
Other assets (including restricted cash of $1,280 in 2002)	2,841	3,786
Total assets	$235,086	$285,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $7,006,000 in 2001and $5,464,000 in 2002)	$10,328	$21,618
Deferred revenues	1,646	1,557
Current portion of long-term debt	1,234	6,674
Other current liabilities	11,168	17,020
Total current liabilities	24,376	46,869

Long-term debt	18,896	12,222
Deferred revenues	13,092	11,628
Severance pay	5,229	5,673
Negative goodwill	15,953	16,028
Deferred income taxes	—	23,936

Commitments and contingent liabilities (Note 8)

Stockholders’ Equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 58,260,000 in 2001, 58,733,000 in 2002	582	587
Additional paid in capital	212,408	214,224
Accumulated deficit	(55,570)	(45,853)
Accumulated other comprehensive income	120	117
Total stockholders’ equity	157,540	169,075
Total liabilities and stockholders’ equity	$235,086	$285,431

The accompanying notes are an integral part of these consolidated financial statements.

BIO-TECHNOLOGY GENERAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Product sales, net	$62,149	$87,106	$96,107
Contract fees	5,542	1,656	1,804
Royalties	3,139	3,817	3,891
Other revenues	1,931	2,195	1,164
	72,761	94,774	102,966
Expenses:
Research and development	25,331	27,778	32,783
Marketing and sales	17,614	17,006	22,143
General and administrative	12,685	13,252	17,582
Cost of product sales	9,887	12,388	14,148
Amortization of intangibles and negative goodwill associated with acquisitions	—	(2,961)	1,013
Commissions and royalties	1,879	1,975	2,159
Write-off of in-process research and development acquired	—	45,600	—
	67,396	115,038	89,828

Operating income (loss)	5,365	(20,264)	13,138
Other income (expense), net	7,376	(4,929)	1,642

Income (loss) before income taxes and cumulative effect of change in accounting principle	12,741	(25,193)	14,780
Income tax expense	3,798	4,733	5,063
Income (loss) before cumulative effect of change in accounting principle	8,943	(29,926)	9,717
Cumulative effect of change in accounting principle, net of income taxes of $4,380	(8,178)	—	—
Net income (loss)	$765	$(29,926)	$9,717

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$(0.52)	$0.17
Cumulative effect of change in accounting principle	(0.15)	—	—
Net income (loss)	$0.01	$(0.52)	$0.17
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.15	$(0.52)	$0.17
Cumulative effect of change in accounting principle	(0.14)	—	—
Net income (loss)	$0.01	$(0.52)	$0.17
Weighted average number of common and common equivalent shares:
Basic	54,320	57,230	58,480
Diluted	56,885	57,230	58,659

The accompanying notes are an integral part of these consolidated financial statements.

BIO-TECHNOLOGY GENERAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance, December 31, 1999	53,280	$533	$171,270	$(26,409)	$(340)	$(4,518)	$140,536
Comprehensive income:
Net income				765			765
Unrealized loss on marketable securities, net						(1,445)	(1,445)
Total comprehensive loss							(680)
Issuance of common stock	345	3	1,926				1,929
Cancellation of treasury stock	(83)	(1)	(339)		340		—
Tax benefit derived from exercise of stock options			1,353				1,353
Compensation expense in connection with options modification			1,592				1,592
Exercise of stock options	1,223	12	7,903				7,915
Balance, December 31, 2000	54,765	547	183,705	(25,644)	—	(5,963)	152,645
Comprehensive income:
Net loss				(29,926)			(29,926)
Unrealized loss on marketable securities, net						(1,110)	(1,110)
Reclassification adjustment for realized loss included in net loss						7,193	7,193
Total comprehensive loss							(23,843)
Issuance of common stock in Myelos acquisition	2,345	23	19,009				19,032
Issuance of common stock	277	3	1,994				1,997
Tax benefit derived from exercise of stock options			925				925
Compensation expense in connection with options modification			1,024				1,024
Exercise of stock options	873	9	5,751				5,760
Balance, December 31, 2001	58,260	582	212,408	(55,570)	—	120	157,540
Comprehensive income:
Net income				9,717			9,717
Unrealized loss on marketable securities, net						(280)	(280)
Currency translation adjustment						277	277
Total comprehensive income							9,714
Issuance of common stock	469	5	1,792				1,797
Exercise of stock options	4		24_				24
Balance, December 31, 2002	58,733	$587	$214,224	$(45,853)	$—	$117	$169,075

The accompanying notes are an integral part of these consolidated financial statements.

BIO-TECHNOLOGY GENERAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended December 31,
		2000	2001	2002
	Cash flows from operating activities:
	Net income (loss)	$765	$(29,926)	$9,717
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Cumulative effect of accounting change, net	8,178	—	—
	Deferred income tax	140	(3,957)	(837)
	Depreciation and amortization	2,861	2,937	2,701
	Write-off of in-process research and development acquired	—	45,600	—
	Compensation expense in connection with option modification	1,592	1,024	—
	Amortization of negative goodwill and intangible assets associated with acquisitions	—	(2,961)	1,013
	Unrealized loss on investments, net	—	8,963	—
	Provision for inventory reduction	—	—	976
	Provision for severance pay	260	636	444
	Deferred revenues	3,834	(1,656)	(1,553)
	(Gain) loss on disposal of property and equipment	(29)	10	354
	Gain from forward contract	—	—	(800)
	Realized loss on sales of short-term investments, net	446	1,735	14
	Common stock as payment for services	60	70	70
Changes in:	accounts receivable	(973)	14,572	(8,265)
	inventories	(1,256)	(3,875)	(1,202)
	prepaid expenses and other current assets	(769)	(405)	(1,284)
	accounts payable	174	5,178	7,541
	other current liabilities	(16)	(185)	305
	Net cash provided by operating activities	15,267	37,760	9,194
	Cash flows from investing activities:
	Purchases of short-term investments	(48,738)	(10,407)	(4,706)
	Capital expenditures	(10,913)	(23,974)	(15,546)
	Severance pay funded	48	(64)	(398)
	Other investments	—	(5,000)	—
	Net proceeds from forward contract	—	—	800
	Restricted cash	—	—	(1,280)
	Other assets	126	69	(86)
	Change in patents	(180)	—	—
	Proceeds from sales of short-term investments	22,177	58,416	43,919
	Net cash paid in acquisition	—	(15,603)	(95,954)
	Proceeds from sales of property and equipment	79	214	23
	Net cash (used in) provided by investing activities	(37,401)	3,651	(73,228)
	Cash flows from financing activities:
	Proceeds from issuances of common stock	9,784	7,687	1,751
	Proceeds from long-term loan	20,000	—	—
	Repayment of long-term debt	—	—	(1,234)
	Net cash provided by financing activities	29,784	7,687	517
	Effect of exchange rate changes	—	—	277
	Net increase (decrease) in cash and cash equivalents	7,650	49,098	(63,240)
	Cash and cash equivalents at beginning of year	18,703	26,353	75,451
	Cash and cash equivalents at end of year	$26,353	$75,451	$12,211

BIO-TECHNOLOGY GENERAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Supplementary information:
Other information:
Interest paid	$269	$1,044	$587
Income taxes paid	$4,567	$3,937	$6,777
Tax benefit derived from exercise of stock options	$1,353	$925	—

Acquisitions:
Assets acquired	$—	$9,141	$12,632
Liabilities assumed	—	(1,125)	(28,968)
Goodwill	—	(18,914)	40,080
Intangible assets	—	—	80,800
Equity issued	—	(19,032)	—
In process research and development acquired	—	45,600	—
Purchase price (including acquisition costs of $1,387 in 2001 and $5,421 in 2002)	—	15,670	104,544
Less – accrued acquisition costs	—	—	(3,322)
Less – cash acquired	—	(67)	(5,268)

Net cash paid	$—	$15,603	$95,954

Non-cash activity:
Capital expenditures unpaid as of December 31	$—	$899	$1,134

The accompanying notes are an integral part of these consolidated financial statements.

BIO-TECHNOLOGY GENERAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bio-Technology General Corp. (“BTG”) and its wholly-owned subsidiaries (collectively, the “Company”) are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. The Company distributes its products on a worldwide basis primarily through a direct sales force in the United States, the United Kingdom (for the Rosemont products) and Israel and primarily through third-party license and distribution relationships elsewhere.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, the Company has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and several of which are in pre-clinical development.

BTG and its wholly-owned subsidiary, Bio-Technology General (Israel) Ltd. (“BTG-Israel”), were formed in 1980 to research, develop, manufacture and market products through the application of genetic engineering and related biotechnologies.  On March 19, 2001, BTG acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  On September 30, 2002 BTG, through its wholly-owned subsidiary Acacia Biopharma Limited (“Acacia”), acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.

a.             Basis of consolidation:

The consolidated financial statements include the accounts of BTG, BTG-Israel, Myelos, Acacia and Rosemont.  Results of operations and cash flows of Myelos and Rosemont are included in the consolidated financial statements since March 19, 2001 and September 30, 2002, their respective dates of acquisition.  All material intercompany transactions and balances have been eliminated.

b.             Reclassifications

Certain reclassifications have been made to 2000 and 2001 financial statements to conform to the 2002 presentation.

c.             Translation of foreign currency:

The functional currency of BTG-Israel is the U.S. dollar.  Accordingly, its transactions and balances are remeasured in dollars, and translation gains and losses (which are immaterial for all periods presented) are included in the statements of operations. The functional currency of Rosemont is the British pound sterling and its translation gains and losses are included in accumulated other comprehensive income.

d.             Cash and cash equivalents:

At December 31, 2001 and 2002, cash and cash equivalents included cash of $4,334,000 and $10,411,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of ninety days or less) of $71,117,000 and $1,800,000, respectively.  Cash and cash equivalents at December 31, 2001 and 2002 include $69,000 and $6,295,000, respectively, denominated in currencies other than the U.S. dollar.

e.             Short-term investments:

(i)  Short-term investments, which are carried at fair value, consist primarily of investments in mutual funds and corporate bonds that have been classified as “available-for-sale securities” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 ,”Accounting for Certain Investments in Debt and Equity Securities.”  Unrealized holding gains and losses, which are deemed to be temporary, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of an available-for-sale security below cost that is deemed to be other than temporary is recognized as a charge in the consolidated statement of operations and a new cost basis for the security is established.

At December 31, 2001 and 2002, management determined that the decline in the value of certain investments was other than temporary and, accordingly, cost was  adjusted to reflect market value and a loss on impairment of investment of $7,193,000 and $1,168,000, respectively, was recognized and included in the statement of operations in other income (expense), net.

At December 31, 2001 and 2002, the cost of the securities available for sale was $40,642,000 and $7,147,000, respectively.  Total realized and unrealized losses, net, included in other income  (expense), net, for the years ended December 31, 2001 and 2002 were  $9,231,000 and $1,181,000, respectively.  There were no realized losses in 2000.

(ii)  Cost basis investment included within other assets at December 31, 2001 and 2002 represents an equity investment of less than 20% in a private entity.  Changes in the value of this investment are not recognized unless an impairment is deemed to be other than temporary (see Note 2c).

f.              Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined by using the weighted average method.  At December 31, 2001 and 2002, inventories included raw materials of $1,706,000 and $2,214,000, work-in-process of $1,137,000 and $3,018,000, and finished goods of $11,297,000 and $11,380,000, respectively.

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

Land, building and construction in progress represents a building under construction and is stated at cost.  This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs.  Interest is capitalized under the provision of SFAS No. 34 “Capitalization of Interest Cost”.  Capitalized interest was $339,000, $1,039,000 and $577,000 for the years ended December 31, 2000, 2001 and 2002, respectively, and totaled $1,378,000 and $1,955,000 at December 31, 2001 and 2002, respectively.  Construction in progress is not depreciated until such time as the relevant assets are completed and ready for their intended use.

h.             Intangible assets:

At December 31, 2002, intangible assets consist mainly of developed products, trademarks and several patents acquired in the Rosemont acquisition and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by BTG’s management based on a preliminary independent appraisal and information currently available.  At December 31, 2001 intangibles consist of repurchased rights to one of the Company’s products previously licensed to a third party, and are being amortized, using the straight-line method over the shorter of the life of the related revenue stream or seven years, commencing with the initial sale of the related product.

i.              Long-lived assets:

The Company’s long-lived assets include property and equipment, intangible assets and goodwill.

As of January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of purchased goodwill.  As a result, the Company is no longer amortizing the negative goodwill resulting from the Myelos acquisition.  Under SFAS No. 142, the negative goodwill balance of $16,028,000 remaining at December 31, 2002 will be maintained on the balance sheet as a deferred credit until it is either netted against the contingent payments, if any, made to the former Myelos shareholders or reflected in net income as an extraordinary item should the contingent payments not become due.  Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired.  SFAS No. 142 requires companies to use a fair value approach to determine whether there is an impairment event.

The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for negative goodwill amortization, determined in accordance with SFAS No. 142.

	Year ended December 31,
	2000	2001	2002
	(in thousands except per share data)
Reported net income (loss)	$765	$(29,926)	$9,717
Deduct: negative goodwill amortization	—	(2,961)	—
Adjusted net income (loss)	$765	$(32,887)	$9,717
Basic earnings (loss) per common share:
As reported	$0.01	$(0.52)	$0.17
Negative goodwill amortization	—	(0.05)	—
Adjusted	$0.01	$(0.57)	$0.17
Diluted earnings (loss) per common share:
As reported	$0.01	$(0.52)	$0.17
Negative goodwill amortization	—	(0.05)	—
Adjusted	$0.01	$(0.57)	$0.17

As of January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of”.  Under SFAS No. 144, intangible assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Such events or changes in circumstances include, but are not limited to:  (a) a significant decrease in the market price of a long-lived asset (or asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group); and (f) a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company’s management believes that no such event or change has occurred.  The adoption of SFAS No. 144 had no effect on the Company.

j.              Revenue recognition:

Product sales are recognized when the product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and freight out.

Contract fees consist mainly of license of marketing and distribution rights and research and development projects.  Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), issued by the Securities and Exchange Commission in December 1999.  As a result, the Company changed the way it recognizes revenue for up-front nonrefundable contract fees for the license of marketing and distribution rights. Prior to the issuance of SAB 101, the Company recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received.  In accordance with SAB 101, contract fee revenues are now being recognized over the estimated term of the related agreements, which range from five to 16 years.  Effective January 1, 2000, the Company recorded a cumulative effect of change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000, $1,156,000 and $1,146,000 was recognized as contract fee revenue in 2000, 2001 and 2002, respectively.

Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable.  Advance payments received in excess of amounts earned are included in deferred revenue.

Royalties are recognized once agreement exists, the sale is made and the royalty is earned.

Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the State of Israel, respectively.  The Company recognizes revenues upon performance of such funded research.  In general, these contracts are cancelable by the Company’s collaborative partners at any time.

k.             Stock-based compensation:

At December 31, 2002, the Company has stock based compensation plans, which are described more fully in Notes 10 and 11.  As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company’s stock and the exercise price of the option.  No stock based employee compensation cost is reflected in net income upon option grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.  The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Year ended December 31,
	2000	2001	2002
	(in thousands except per share data)
Net income (loss)
As reported	$765	$(29,926)	$9,717
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,509	13,731	13,853
Pro forma	$(9,744)	$(43,657)	$(4,136)
Basic earnings (loss) per common share
As reported	$0.01	$(0.52)	$0.17
Pro forma	$(0.18)	$(0.76)	$(0.07)
Diluted earnings (loss) per common share
As reported	$0.01	$(0.52)	$0.17
Pro forma	$(0.18)	$(0.76)	$(0.07)

l.              Research and development:

All research and development costs are expensed as incurred.

m.            Income taxes:

Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for capital and net operating losses and tax credits carry forward.  When it is not considered more likely than not that a part or the entire deferred tax asset will be realized, a valuation allowance is recognized.

BTG-Israel and Rosemont file separate income tax returns and provide for taxes under local laws.

n.             Other comprehensive income (loss):

Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities and currency translation gains (losses) from the translation of Rosemont’s financial statements from British pound sterling to U.S. dollars.

o.             Earnings per common share:

Net earnings per common share amounts (“basic EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution.  Net earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 2000			Year Ended December 31, 2001			Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts
(In thousands, except per share data)
Net Earnings (Loss)	$765			$(29,926)			$9,717

Basic EPS
Net earnings (loss) attributable to common stock	765	54,320	$0.01	(29,926)	57,230	$(0.52)	9,717	58,480	$0.17

Effect of Dilutive Securities
Stock options		2,565			—			179

Diluted EPS
Net earnings (loss) attributable to common stock and assumed option exercises	$765	56,885	$0.01	$(29,926)	57,230	$(0.52)	$9,717	58,659	$0.17

Options to purchase 732,000 and 6,989,000 shares of common stock out of the total number of options outstanding as of December 31, 2000 and 2002, respectively, are not included in the computation of diluted EPS because of their anti-dilutive effect.  In 2001 all options outstanding as of December 31, 2001 are excluded from the computation of diluted EPS because of their anti-dilutive effect.

p.             Use of estimates in preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to investments, accounts receivable, inventories, property and equipment, intangible assets and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

q.             Fair value of financial instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.  The carrying amount of the long-term debt approximates fair value as the borrowing rates are variable and are currently available for debt with similar terms and maturities.

r.              Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.  The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution.  Concentration of credit risk with respect to accounts receivable is discussed in Note 13.  Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

s.             New accounting pronouncements:

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure:  an amendment of FASB Statement 123 (SFAS 123)”, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting.  The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements.  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted.  BTG does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  BTG previously did not record a liability when guaranteeing obligations unless it became probable that BTG would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees BTG issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.  BTG has not yet determined the effects of FIN 45 on its financial statements.  Disclosures required by FIN 45 are included in the accompanying financial statements.

NOTE 2 – ACQUISITIONS AND INVESTMENTS

(a)           Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, BTG, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont, a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $5,421,000) for Rosemont, which was funded from BTG’s cash on hand, was approximately $104,544,000, excluding Rosemont’s cash balances.

The acquisition has been accounted for under the purchase method of accounting.  The aggregate purchase price of $104,544,000 is being allocated based on the estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Assets Acquired:
Current assets (including cash acquired of $5,268)	$10,924
Fixed assets	1,708
Intangibles	80,800
Goodwill	40,080

Liabilities Assumed:
Current liabilities	(4,728)
Deferred tax liabilities	(24,240)

Total Purchase Price	$104,544

The estimation of the fair value of assets acquired and liabilities assumed was determined by BTG’s management based on a preliminary independent appraisal and information currently available.  BTG is in the process of completing the evaluation of certain acquired assets, as well as certain intangibles.  Accordingly, the allocation of the purchase price is subject to revisions.  Intangible assets consist primarily of developed products and will be amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by BTG’s management based on a preliminary independent appraisal and information currently available.  BTG is in the process of completing the useful life assessment and, accordingly, it is subject to revision.

Intangible assets consist of developed products, trademarks and one patent and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by BTG’s management based on an independent appraisal and information currently available.

The accompanying consolidated financial statements include the assets and liabilities of Rosemont as of December 31, 2002 and its result of operation for the three months ended December 31, 2002 but exclude the results of Rosemont for all other periods presented.  The following unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2002  was prepared assuming the acquisition of Rosemont occurred on January 1, 2001.  The pro forma results of operations are not necessarily indicative of the consolidated results that actually would have occurred if the acquisition had been consummated at January 1, 2001, nor do they purport to represent the results of operations for future periods.

	Year Ended December 31,
	(Unaudited)
	(in thousands except per share data)
	2001		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenues	$94,774	$113,272	$102,966	$119,094
Net income (loss)	(29,926)	(27,442)	9,717	13,059
Earnings (loss) per common
share:
Basic	$(0.52)	$(0.48)	$0.17	$0.22
Diluted	$(0.52)	$(0.48)	$0.17	$0.22

In connection with the acquisition, BTG entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which prohibits hedge accounting for a hedge of an anticipated business combination, BTG recorded a gain of approximately $800,000 on the forward contract, which gain is included in other income (expense), net.

(b)           Acquisition of Myelos Corporation

On March 19, 2001, the Company acquired Myelos, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, the Company paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company’s common stock (based on a per share value of $8.9564, representing the average closing price of  the Company’s common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)).  In addition, the Company has agreed to pay the Myelos shareholders an additional $30,000,000 if the Company is able to file a New Drug Application with respect to Prosaptide to treat neuropathic pain or neuropathy, of which at least $14,000,000 will be paid through the issuance of shares of Company common stock.  The remaining $16,000,000 can be paid, at the Company’s option, in cash, shares of Company common stock or a combination thereof.  The Company has also agreed that if Prosaptide is approved by the United States Food and Drug Administration for the treatment of neuropathic pain or neuropathy, the Company will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be in shares of Company common stock, with the remainder payable, at the Company’s option, in cash, shares of Company common stock or a combination thereof.  In no event is the Company required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of Company preferred stock.  The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the Company common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding February 21, 2001,  the date the terms of the acquisition were agreed to.  In connection with the merger and based on an independent valuation, the Company allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the merger, the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  The Company recorded negative goodwill of $18,989,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment.

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

(c)           Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., the Company loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a relationship.  The Company determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which are convertible into approximately 4.5% of Omrix common stock (on a fully-diluted basis).  This investment is carried at cost and is included as a component of other long-term assets. Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.

During the fourth quarter of 2001, the Company determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts. The write-down is included in the year ended December 31, 2001 as a component of other income (expense), net.  Based on the current information available regarding Omrix, management believes the current carrying value of its investment in Omrix is appropriate.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2001	2002
	(in thousands)
Laboratory and manufacturing equipment(1)	$28,098	$37,482
Office equipment(2)	4,842	7,108
Air conditioning and other	4,613	4,734
Leasehold improvements	8,054	10,026
	45,607	59,350
Land, building and construction in progress (3)	29,265	39,152
	74,872	98,502
Accumulated depreciation and amortization	(23,813)	(31,906)
Total	$51,059	$66,596

(1)                                  Includes $8,784,000 and $10,984,000 of equipment not placed in use at December 31, 2001 and 2002, respectively, and therefore no depreciation and amortization has been accumulated.

(2)                                  Includes $2,327,000 and $2,599,000 of equipment not placed in use at December 31, 2001 and 2002, respectively, and therefore no depreciation and amortization has been accumulated.

(3)                                  The related asset, which is a production facility in Israel intended to meet FDA GMP requirements, is not ready for its intended use and therefore no depreciation and amortization has been accumulated as of December 31, 2002.  Includes $2,815,000 and $9,837,000 of capitalized interest, labor and other costs as of December 31, 2001 and 2002, respectively which in 2002 includes increased validation costs.  This balance includes $6,500,000 of land and building costs (including local taxes and legal fees) associated with this facility.

The manufacture of each product at the new Israeli manufacturing facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the new facility.  As a result of the violence in Israel in recent years, the FDA has from time to time suspended its inspections in Israel.

Depreciation expense was approximately $1,982,000, $2,295,000 and $2,474,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Developed products	$76,700	$959
Trademarks	3,300	41
Patents	891	13
Total	$80,891	$1,013
Unamortized intangible assets:
Goodwill	$40,080
Amortization expense:
For year ended 12/31/02	$1,013
Estimated amortization expense:
For year ending 12/31/03	$4,050
For year ending 12/31/04	$4,050
For year ending 12/31/05	$4,050
For year ending 12/31/06	$4,050
For year ending 12/31/07	$4,050

NOTE 5 - OTHER CURRENT LIABILITIES

	December 31,
	2001	2002
	(in thousands)
Salaries and related expenses	$3,836	$5,639
Accrued subcontracting payable	3,516	5,235
Governmental and state agencies	875	4,133
Legal and professional fees	978	720
Royalties and commissions	1,512	932
Other	451	361
	$11,168	$17,020

NOTE 6 - SEVERANCE PAY

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

Expense related to severance and pension pay for the years ended December 31, 2000, 2001 and 2002 were $1,434,000, $1,648,000 and $1,297,000, respectively.

NOTE 7 - LONG-TERM DEBT

In June 2000 the Company entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Loans under the credit facility, which is secured by the assets of BTG-Israel and has been guaranteed by the Company,  bear interest at the rate of LIBOR plus 1%.    At December 31, 2001 and 2002 the Company had long-term borrowings of $20,000,000 and $18,889,000, respectively, outstanding under the credit facility, of which $1,111,000 and $6,667,000, respectively, are included in current portion of long-term debt.  At December 31, 2002, the loans are at an average interest rate of approximately 2.5% and the principal is payable as follows: in 2003 - $6,667,000; in 2004 - $6,667,000; and in 2005 - $5,555,000.

NOTE 8- COMMITMENTS AND CONTINGENT LIABILITIES

a.             BTG’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space.  The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013.  There are two five year renewal options.  In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1,280,000, which amount is reflected in other assets on the balance sheet at December 31, 2002. In addition, BTG leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities.  This lease expires in September 2003.  BTG also leases approximately 10,000 square feet of space in San Diego, California, where our PROSAPTIDE research is being conducted.  This lease expires in October 2004.

BTG has a research, development and manufacturing facility located in Rehovot, Israel, where BTG-Israel leases approximately 95,000 square feet at an annual rental of approximately $995,000.  This lease expires in December 2005.

Rosemont’s development and manufacturing facility is located in Leeds, U.K., where it leases approximately 41,000 square feet at an annual rental of approximately $270,000.  The lease for 6,000 square feet expires in December 2003; the lease for 4,000 square feet expires in April 2004 and the remainder of 31,000 square feet expires in December 2004.

Rent expense was approximately $1,787,000, $1,830,000 and $2,223,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the  following years are: 2003-$3,176,000; 2004-$3,026,000; 2005-$2,723,000; 2006-$1,728,000; 2007-$1,728,000; and 2008 until 2013-$9,069,000.  There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $458,000 secured by the assets of BTG-Israel.

b.             The Company is obligated, for products resulting from research and development projects partially funded by the Chief Scientist, to pay royalties to the Israeli government of 3%-5% on commercial sales, if any, of these products if produced in Israel up to the amount so funded, or royalties of 4%-6% if produced outside Israel up to 120%-300% of the amount so funded.  As of December 31, 2002, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $5,241,000 of research and development funding for products that are currently being sold and a minimum of $7,644,000 of research and development funding for products currently under development if these products will be sold. During the years ended December 31, 2000, 2001 and 2002, the Company recognized approximately $529,000, $304,000 and $258,000, respectively, as royalties to the Chief Scientist.

The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

c.             At December 31, 2002, the Company had employment agreements with seven senior officers.  Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2,117,000  plus other normal customary fringe benefits and bonuses.  These employment agreements generally have a term of three years and are automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

d.             The Company has received notification of claims filed that certain of its products may infringe certain third-party patents in the normal course of operations.  Management believes that these claims have no merit, and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position, results of operations or cash flows as a result of the outcome.  However, were an unfavorable ruling to occur in any subsequent period, there exists the possibility of a material adverse impact on the operating results.  No accrual can be determined at this time.

e.             On December 20, 2002, a purported shareholder class action was filed against the Company and three of its officers.  The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002.  The complaint asserts that the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in the Company’s Form 8-K and accompanying press release issued August 2, 2002.  Five virtually identical actions were filed in January and February 2003.  Plaintiffs have moved to consolidate the actions and to appoint a lead plaintiff and lead counsel in accordance with the Private Securities Litigation Reform Act.

On January 23, 2003, a purported shareholder derivative action was filed on behalf of the Company against nine of the Company’s officers and directors, the Company’s former auditor, Arthur Andersen, and  the Company as a nominal defendant.  The allegations in the derivative action are substantially similar to the allegations in the purported shareholder class actions.  The derivative action is pending under the caption Nelson v. Conrad, No. 7-794-03, in the Superior Court of New Jersey, Middlesex County.  A second purported shareholder derivative action, Millet v. Conrad, No. L-1275-03, was filed on February 14, 2003 and is pending in the same court.

The Company intends to vigorously defend against all allegations of wrongdoing.  The Company has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

f.              The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents.  In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy.  These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

As discussed in Note 2(b), BTG may be obligated to issue additional shares of common stock to the former shareholders of Myelos.

NOTE 10 - STOCK OPTIONS

In the years ended December 31, 2000, 2001 and 2002, the Company issued 1,223,000 shares, 873,000 shares and 4,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $7,915,000, $5,760,000 and $24,000 respectively.

In 1992 the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the “1992 Stock Option Plan”).  The 1992 Stock Option Plan permits the granting of options to purchase up to an aggregate of 12,000,000 shares of the Company’s common stock to key employees (including employees who are directors) and consultants of the Company.  Under the 1992 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than the par value of the common stock on the date of grant.  Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment.  No further options can be issued under the 1992 Plan.

In 2001 the Company adopted the 2001 Stock Option Plan (the “2001 Stock Option Plan”).  The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company.  Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant.  Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment.  Terminated options are available for reissuance.  Under this plan, 7,805,000 shares remain available for future grant at December 31, 2002.

The Company also established a Stock Option Plan for New Directors (the “New Director Plan”) that, upon an individual’s initial election or appointment to the Board of Directors, provides for the grant of an option to purchase 20,000 shares of common stock at an exercise price equal to the market value of the common stock on the date of grant.  Options become exercisable over a three-year period.  The New Director Plan expired January 29, 2000, although previously granted options remain outstanding.

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

Transactions under the 1992 Stock Option Plan, the 2001 Stock Option Plan, the New Director Plan and the Directors Plan during 2000, 2001 and 2002 were as follows:

	Year ended December 31,
	2000		2001		2002
	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price

Options outstanding at beginning of year	7,487	$7.38	7,037	$8.39	7,917	$9.47
Granted	1,506	11.85	2,095	11.89	1,730	4.93
Exercised	(1,223)	6.47	(873)	6.59	(4)	5.94
Terminated	(733)	8.39	(342)	9.42	(1,070)	9.59
Options outstanding at end of year	7,037	8.39	7,917	9.47	8,573	8.54

Exercisable at end of year	2,706		4,319		4,941
Weighted average fair value of options granted		7.62		7.65		3.21

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002: (i) expected life of option of seven years; (ii) dividend yield of 0%; (iii) expected volatility of 59%, 62% and 64%; and (iv) risk-free interest rate of 5.62%, 3.50% and 3.50%, respectively.

Of the 8,573,000 options outstanding as of December 31, 2002:

•  2,762,000 have exercise prices between $2.10 and $6.89 with a weighted average exercise price of $4.91 and a weighted average remaining contractual life of 7.01 years.  Of these 2,762,000 options, 1,399,000 are exercisable; their weighted average exercise price is $5.29.

•  2,811,000 options have exercise prices between $7.00 and $9.87 with a weighted average exercise price of $7.83 and a weighted average remaining contractual life of 5.52 years.  Of these 2,811,000 options, 2,372,000 are exercisable; their weighted average exercise price is $7.87.

•  3,000,000 options have exercise prices between $10.25 and $20.44 with a weighted average exercise price of $12.54 and a weighted average remaining contractual life of 7.60 years.  Of these 3,000,000 options, 1,170,000 are exercisable; their weighted average exercise price is $12.64.

During 2000 and 2001 the Company made modifications to the period of vesting and exercisability of approximately 446,000 stock option awards and 273,000 stock option awards, respectively, for certain employees in connection with the termination of their employment and post-employment consulting arrangements.  As a result, the Company recognized stock compensation expense of $1,592,000 and $1,024,000 during 2000 and 2001, respectively and were primarily included in research and development expenses.

NOTE 11 -  EMPLOYEE BENEFITS

(a)           Employee Stock Purchase Plan

In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  Under this plan 3,000,000 shares have been  reserved for issuance.  All full-time employees of the Company in the United States and Israel are eligible to participate in the 1998 ESPP.  From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised.  Rights granted under the 1998 ESPP will run for a maximum of 27 months.  No employee may be granted a Right that permits such employee to purchase shares under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares.  In 2000, 2001 and 2002 the Company issued 339,000 shares, 268,000 shares and 451,000 shares, respectively, of common stock under the 1998 ESPP.

(b)           401(k) Profit-Sharing Plan

BTG has a 401(k) profit-sharing plan.  As of December 31, 2002, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $11,000 of their total compensation on a pretax basis, which is matched 50% by BTG.  BTG’s contribution to the plan amounted to approximately $348,000, $391,000 and $444,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

(c)           Pension Plan

Rosemont  operates a defined contribution pension plan for the benefit of its employees.  The assets of the plan are administered by trustees in a fund independent from those of the Company.  Under the pension plan an employee contributes 3.5% of his or her pensionable annual salary (annual base salary minus the income tax exempt portion), of which Rosemont makes a matching contribution equal to 8% of the pensionable annual salary.  If the working relationship terminates within two years from the date the employee joined the pension plan, he or she is then entitled to a refund of his or her contribution only.  If the working relationship terminates after two year then the entire amount accumulated in the pension plan is considered a deferred benefit.  The pension cost charge for the three months ended December 31, 2002 was $1,286,000, which includes a one time contribution of $1,100,000 to the pension plan made in connection with the acquisition of Rosemont.

NOTE 12 –OTHER INCOME (EXPENSE), NET

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Gain on forward contract	$—	$—	$800
Investment income	7,496	7,472	2,654
	7,496	7,472	3,454
Less:
Realized and unrealized losses on investments, net	—	12,231	1,181
Interest and other expense	120	170	631
	120	12,401	1,812
	$7,376	$(4,929)	$1,642

NOTE 13 - CONCENTRATIONS

In 2000, 2001 and 2002, one customer for human growth hormone, located solely in Japan, represented $12,975,000, $16,292,000 and $12,331,000, or 17%, 17% and 12%, respectively of revenues, respectively.  In 2000, 2001 and 2002, one customer for OXANDRIN and DELATESTRYL, located solely in the United States, represented $33,422,000, $43,718,000 and $45,625,000, or 45%, 46% and 47% of revenues, respectively.  In 2001 and 2002, one additional customer for OXANDRIN, located solely in the United States, represented $10,383,000 and $6,595,000, or 11% and 6%, respectively, of revenues.  In 2002, the Company’s product sales consisted primarily of sales of OXANDRIN, DELATESTRYL, human growth hormone, BIOLON and oral liquid  products in the amount of approximately $45,861,000, $20,564,000, $15,595,000, $6,696,000 and $6,346,000, or 48%, 21%, 16%, 7% and 7% of total product sales, respectively.  One customer accounted for 36% and 33% of total accounts receivable as of December 31, 2001 and 2002, respectively.  Another customer accounted for 34% and 10%, respectively, of total accounts receivable as of December 31,

2001 and 2002.  Another customer accounted for 16% of total accounts receivable as of December 31, 2002.  From July 2001 until March 2003 BTG had no supplier for its DELATESTRYL product, and BTG currently expects that its current inventory of DELATESTRYL will run out during 2003, with the exact timing depending on demand and its allocation of inventory.  BTG cannot sell DELATESTRYL manufactured by its new supplier until FDA approval is obtained, and does not expect that the new supplier will be in a position to supply DELATESTRYL to BTG prior to BTG running out of its current DELATESTRYL inventory.

NOTE 14 - INCOME TAXES

The components of current and deferred income tax expense (benefit) are as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Current
State	$647	$1,067	$984
Federal	6,302	12,959	3,040
Foreign	1,152	1,891	1,876
	8,101	15,917	5,900
Deferred:
State	(183)	(463)	(100)
Federal	(3,362)	(10,164)	(1,140)
Foreign	(758)	(557)	403
	(4,303)	(11,184)	(837)

Total income tax expense	$3,798	$4,733	$5,063

The domestic and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Domestic	$9,423	$(32,519)	$7,593
Foreign	3,318	6,606	7,181
	$12,741	$(25,193)	$14,780

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Income tax at U.S. statutory rate	$4,459	$(8,818)	$5,172
State and local income taxes (net of federal benefit)	302	386	564
Non-deductible expenses	317	428	263
R&E credit	(720)	(1,229)	(812)
Foreign income subject to a reduced rate of tax	(756)	(1,928)	(510)
In-process research and development acquired	—	15,504	—
Goodwill amortization	—	(1,066)	—
Foreign taxes in respect of previous years	—	1,530	519
Foreign compensation	557	358	—
Foreign tax benefit	—	(759)	—
Other	(361)	127	(133)
Income tax expense	$3,798	$4,733	$5,063

In 2002 BTG-Israel concluded a tax audit for the fiscal years 1997 through 2000.  As a result, the Company has recorded in the years ended December 31, 2001 and 2002, a provision for additional tax liabilities for those years.

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2001	2002
	(in thousands)

Net operating loss carryover	$6,843	$5,599
Capital loss carryover	1,014	1,047
R&E credit	2,067	2,516
Valuation of securities	3,600	4,443
Deferred revenues	3,778	4,119
Accrued amounts	2,803	3,037
Other	(226)	—
	19,879	20,761
Depreciation and amortization	(113)	(24,141)
	$19,766	$(3,380)

At December 31, 2002, BTG had a capital loss carryover of approximately $2,800,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2007, a net operating loss carryover of approximately $15,000,000 available to offset future taxable income in limited amounts per year, which expires at various times with respect to various amounts through 2021, and a research and experimental (“R&E”) credit carryover of approximately $2,500,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2022.

The Company anticipates using tax planning strategies to utilize its capital loss carryforwards.  These tax planning strategies have been considered by the Company when determining the need for a valuation allowance. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized.  Accordingly, the Company believes that no valuation allowance is required.

Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries.  Those earnings have been and will continue to be permanently reinvested. It is not practicable to determine the amount of additional tax that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $13,000,000 at December 31, 2002.

NOTE 15 – INTERNATIONAL OPERATIONS

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.  Information about the Company’s operations in the United States, Israel and the U.K. is presented below:

	U.S.	Israel		Eliminations	Consolidated
	(in thousands of U.S. dollars)
Year ended December 31, 2000:
Revenues§	$62,483	$10,278			$72,761
Intercompany transactions	1,272	4,009		(5,281)
Reimbursement of subsidiary’s expenses		12,712		(12,712)
Depreciation and amortization	1,389	1,472			2,861
Other income, net	7,369	7			7,376
Income tax expense	3,719	79			3,798
Net income	(1,815)	2,061		519	765
Identifiable assets+	175,555	45,921		(11,516)	209,960
Foreign liabilities+		28,034	‡		28,034
Investment in subsidiaries (cost basis)	15,298			(15,298)

Year ended December 31, 2001:
Revenues§	$82,182	$12,592			$94,774
Intercompany transactions	318	4,863		(5,181)
Reimbursement of subsidiary’s expenses		13,498		(13,498)
Depreciation and amortization	1,376	1,561			2,937
Other income (expense), net	(5,080)	151			(4,929)
Income tax expense	3,398	1,335			4,733
Net income	(35,205)	4,612		667	(29,926)
Identifiable assets+	189,415	61,261		(15,590)	235,086
Foreign liabilities+		32,639	‡		32,639
Investment in subsidiaries (cost basis)	15,298			(15,298)

	U.S.	Israel	U.K.	Eliminations	Consolidated
Year ended December 31, 2002:
Revenues§	$86,460	$10,160	$6,346		$102,966
Intercompany transactions	308	4,354		(4,662)
Reimbursement of subsidiary’s expenses		14,808		(14,808)
Depreciation and amortization	1,119	1,419	163		2,701
Other income (expense), net	2,189	(590)	43		1,642
Income tax expense	2,784	2,026	253		5,063
Net income (loss)	5,853	2,832	1,140	(108)	9,717
Identifiable assets+	90,021	72,971	14,492	107,947	285,431
Foreign liabilities+		32,338	5,000		37,338
Investment in subsidiaries (cost basis)	119,842			(119,842)

§ Includes sales to countries outside the United States of  $27,514,000, $31,665,000 and $32,725,000 in 2000, 2001 and 2002, respectively, of which $12,975,000, $16,292,000 and $12,331,000, respectively, are sales to Japan.

+ At year end.

‡ Excludes liability to parent.

NOTE 16 – QUARTERLY DATA (UNAUDITED)

Following are the quarterly results of operations for the years ended December 31, 2001 and 2002.

	March 31,
	2001	2002
	(in thousands except per share data)
Revenues:
Product sales	$29,887	$18,938
Contract fees	414	564
Other	1,064	1,346
	31,365	20,848
Expenses:
Research and development	5,927	8,935
Marketing and sales	4,741	4,449
General and administrative	3,272	3,225
Cost of products sales	3,524	3,171
Other	46,246	683
	63,710	20,463
Operating income (loss)	(32,345)	385
Other income, net	2,260	928
Income (loss) before income taxes	(30,085)	1,313
Income tax expense	4,820	324
Net income (loss)	$(34,905)	$989
Earnings (loss) per common share:
Basic	$(0.63)	$0.02
Diluted	$(0.63)	$0.02
Weighted average number of common and common equivalent shares:
Basic	55,117	58,305
Diluted	55,117	58,649

	June 30,
	2001	2002
	(in thousands except per share data)
Revenues:
Product sales	$25,303	$23,205
Contract fees	415	414
Other	1,037	1,481
	26,755	25,100
Expenses:
Research and development	8,866	8,208
Marketing and sales	4,557	4,816
General and administrative	3,679	3,566
Cost of products sales	3,819	3,489
Amortization of negative goodwill associated with acquisitions	(1,082)	—
Other	265	412
	20,104	20,491
Operating income	6,651	4,609
Other income (expenses), net	1,577	(1,012)
Income before income taxes	8,228	3,597
Income tax expense	2,279	1,236
Net income	$5,949	$2,361

Earnings per common share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
Weighted average number of common and common equivalent shares:
Basic	57,388	58,403
Diluted	58,899	58,498

	September 30,
	2001	2002
	(in thousands except per share data)
Revenues:
Product sales	$15,541	$24,719
Contract fees	414	262
Other	2,395	1,252
	18,350	26,233
Expenses:
Research and development	5,847	6,778
Marketing and sales	3,046	5,200
General and administrative	2,977	4,082
Cost of products sales	2,710	3,097
Amortization of negative goodwill associated with acquisitions	(959)	—
Other	533	435
	14,154	19,592
Operating income	4,196	6,641
Other income, net	1,797	1,478
Income before income taxes	5,993	8,119
Income tax expense	1,443	2,465
Net income	$4,550	5,654

Earnings per common share:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10
Weighted average number of common and common equivalent shares:
Basic	58,078	58,531
Diluted	59,411	58,578

	December 31,
	2001	2002
	(in thousands except per share data)
Revenues:
Product sales	$16,375	$29,245
Contract fees	413	564
Other	1,517	976
	18,305	30,785
Expenses:
Research and development	7,137	8,862
Marketing and sales	4,662	7,679
General and administrative	3,324	6,708
Cost of products sales	2,335	4,391
Amortization of intangibles and negative goodwill associated with acquisitions	(919)	1,013
Other	525	629
	17,064	29,282

Operating income	1,241	1,503
Other income (expense), net	(10,570)	248
Income (loss) before income taxes	(9,329)	1,751
Income tax expense (benefit)	(3,810)	1,038
Net income (loss)	$(5,519)	$713

Earnings (loss) per common share:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01
Weighted average number of common and common equivalent shares:
Basic	58,294	58,678
Diluted	58,294	58,716

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years.  On May 8, 2002, we dismissed Arthur Andersen LLP as BTG’s independent public accountants and decided to engage KPMG LLP to serve as our independent public accountant for 2002.  BTG’s decision to change its independent accountants was approved by the Board of Directors upon recommendation of the Audit Committee.  For more information with respect to this matter, see our current report on Form 8-K, as amended, dated May 8, 2002.  On October 4, 2002, KPMG LLP notified us that it resigned as our independent auditors.  For more information with respect to this matter, see our current report on Form 8-K dated October 4, 2002.  On October 16, 2002, our Board, upon the recommendation of the Audit Committee, approved the engagement of Grant Thornton LLP to serve as BTG’s independent public accountants for the fiscal year ended December 31, 2002.  For more information with respect to this matter, see our current report on Form 8-K dated October 16, 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. 1 - Election of Directors” in BTG’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See “Part I - Item 1. Business - Executive Officers of BTG”.

ITEM 11.  EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in BTG’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in BTG’s Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in BTG’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

BTG maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, BTG’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and BTG’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  BTG has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of BTG’s management, including BTG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BTG’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that BTG’s disclosure controls and procedures were effective in ensuring that material information relating to BTG is made known to the Chief Executive Officer and Chief Financial Officer by others within BTG during the period in which this report was being prepared.

There have been no significant changes in BTG’s internal controls or in other factors that could significantly affect these controls subsequent to the date BTG completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)               Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K.

(b)              Reports on Form 8-K

Current Report on Form 8-K dated September 30, 2002, as amended, announcing the closing of BTG’s acquisition of Rosemont Pharmaceuticals Limited.

Current Report on Form 8-K dated October 4, 2002, announcing the resignation of KPMG LLP as BTG’s independent public accountants.

Current Report on Form 8-K dated October 16, 2002, announcing the engagement of Grant Thornton LLP as BTG’s independent public accountants.

Current Report on Form 8-K dated January 13, 2003, announcing that several purported class action lawsuits had been filed against BTG and certain of its officers and directors.

Current Report on Form 8-K dated February 26, 2003, containing the transcript of BTG’s year end earnings conference call.

(c)               Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment.  Such information has been omitted from the exhibit.  Exhibit Nos. 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.24, 10.25, 10.26 and 10.27 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(21)

3.1	Certificate of Incorporation of the Registrant, as amended. *(2)

3.2	By-laws of the Registrant, as amended.*(3)

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

4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)

10.1	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”). *(4)

10.2	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(4)

10.3	Letter from the Company to Yeda relating to bGH and hSOD. *(5)

10.4	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

10.5	Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

10.6	Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

10.7	Form of Indemnity Agreement between the Company and its directors and officers. *(8)

10.8	Agreement, dated November 18, 1988, between the Company and Yeda. *(9)

10.9	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(10)

10.10	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(11)

10.11	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.12	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.13	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended through March 1991. *(13)

10.14	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended through March 1991. *(13)

10.15	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)

10.16	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)

10.17	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)

10.18	Bio-Technology General Corp. 2001 Stock Option Plan. *(17)

10.19	Employment Agreement, dated as of December 19, 2002, by and between Bio-Technology General Corp. and Andre Groenewegen.

10.20	Employment Agreement, dated as of December 2, 2002, by and between Bio-Technology General Corp. and Whitney K. Stearns, Jr.

10.21	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Sim Fass. *(17)

10.22	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Ernest Kelly. *(17)

10.23	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Robert Shaw. *(17)

10.24	Amendment to Employment Agreement, dated as of January 22, 2003, by and between Bio-Technology General Corp. and Robert Shaw.

10.25	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner.*(18)

10.26	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(19)

10.27	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.

10.28	Intention letter for granting credit, dated March 22, 2000, between Bank Hapoalim B.M. and Bio-Technology General (Israel) Ltd.*(20)

10.29	Unlimited guaranty of Bio-Technology General Corp. in favor of Bank Hapoalim B.M. *(20)

10.30	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended. *(18)

21	Subsidiaries of Bio-Technology General Corp.

23.1	Consent of KPMG LLP.

23.1	Consent of Grant Thornton LLP.

99.1

Certification by the chief executive officer, chief financial officer and chief accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with Bio-Technology General Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.  Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

+  Confidential treatment has been granted for portions of such document.

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.
(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(3)	Company’s Current Report on Form 8-K, dated October 7, 1998.
(4)	Registration Statement on Form S-1 (File No. 2-84690).
(5)	Company’s Annual Report on Form 10-K for the year ended December 31, 1983.
(6)	Registration Statement on Form S-1 (File No. 33-2597).
(7)	Registration Statement on Form S-2 (File No. 33-12238).
(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
(10)	Registration Statement on Form S-3 (File No. 33-39018).
(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).
(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(17)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(18)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(20)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(21)	Company’s Current Report on Form 8-K, dated September 30, 2002.

(d)	Financial Statement Schedule

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
Chairman of the Board and CEO

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sim Fass	Chairman of the Board, CEO and Director (Principal Executive Officer)	March 31, 2003
(Sim Fass)

/s/ Herbert Conrad	Director	March 31, 2003
(Herbert Conrad)

/s/ Carl Kaplan	Director	March 31, 2003
(Carl Kaplan)
/s/ Allan Rosenfield
(Allan Rosenfield)	Director	March 31, 2003

/s/ David Tendler	Director	March 31, 2003
(David Tendler)
/s/ Virgil Thompson
(Virgil Thompson)	Director	March 31, 2003
/s/ Dan Tolkowsky
(Dan Tolkowsky)	Director	March 31, 2003

/s/ Faye Wattleton	Director	March 31, 2003
(Faye Wattleton)

Signature	Title	Date
/s/ Herbert Weissbach
(Herbert Weissbach)	Director	March 31, 2003

/s/ Whitney K. Stearns, Jr.	Senior Vice President-Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2003
(Whitney K. Stearns, Jr.)

/s/ Yehuda Sternlicht	Vice President-Chief Accounting Officer (Principal Accounting Officer)	March 31, 2003
(Yehuda Sternlicht)

CERTIFICATIONS

I, Sim Fass, certify that:

1.             I have reviewed this Annual Report on Form 10-K of Bio-Technology General Corp.;

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Sim Fass
Sim Fass
Chairman of the Board and CEO

I, Whitney K. Stearns, Jr., certify that:

1.             I have reviewed this Annual Report on Form 10-K of Bio-Technology General Corp.;

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Whitney K. Stearns, Jr.
Whitney K. Stearns, Jr.
Senior Vice President—Chief Financial Officer
and Treasurer

I, Yehuda Sternlicht, certify that:

1.             I have reviewed this Annual Report on Form 10-K of Bio-Technology General Corp.;

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Yehuda Sternlicht
Yehuda Sternlicht
Vice President— Chief Accounting Officer