Form 10-K/A
period 2002-12-31
BIO TECHNOLOGY GENERAL CORP
filed 2003-04-30
CIK 722104

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Aggregate market value of the Registrant’s Common Stock held by non–affiliates at March 17, 2003 (based on the closing sale price for such shares as reported by the National Association of Securities Dealers Automated Quotation System on June 28, 2002):  $352,226,543.  Common Stock outstanding as of March 17, 2003: 58,895,048 shares.

Documents incorporated by reference: None.

(1) The Company’s Current Report on Form 8-K relating to its acquisition of Rosemont Pharmaceuticals Limited was not timely filed.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years

Herbert Conrad	70	1993	Retired; President of Roche Pharmaceuticals Division, Hoffmann-La Roche, Inc. from December 1981 until September 1993. (1)(2)(3)

Sim Fass	61	1983

Chairman of the Board since March 1997; CEO of BTG since May 1984; Treasurer of BTG from August 1983 to June 2001; President of Bio-Technology General (Israel) Ltd., BTG’s wholly-owned subsidiary (“BTG Israel”), since November 1999; President of BTG and BTG Israel from May 1984 to May 1999; Chief Operating Officer of BTG Israel between August 1983 and May 1987. (1)(4)

Carl E. Kaplan	64	1998	Senior Partner, Fulbright & Jaworski L.L.P.; from January 1969 to January 1, 1989, a partner of Reavis & McGrath, which merged with Fulbright & Jaworski effective January 1, 1989. (1)(3)(5)(6)

Allan Rosenfield	70	1997	Dean and DeLamar Professor, Mailman School of Public Health, Columbia University, since 1986. (7)

David Tendler	65	1994	Partner, Tendler Beretz L.L.C. since January 1985; Co-Chairman and Chief Executive Officer of Phibro-Salomon, Inc. from May 1982 until October 1984. (1)(2)(5)

Virgil Thompson	63	1994

President, Chief Executive Officer and Director of Angstrom Pharmaceuticals, Inc. since November 2002;  President, Chief Executive Officer and Director of Chimeric Therapies, Inc. from September 2000 to August 2002; President and Chief Operating Officer of BTG from May 1999 through August 2000; President and Chief Executive Officer of Cytel Corporation from January 1996 to May 1999; President and Chief Executive Officer of CIBUS Pharmaceutical, Inc. from July 1994 until January 1996.(1) (3) (6)

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years

Dan Tolkowsky	82	1985

Venture capital investor; Partner, Adler & Tolkowsky Management Associates, the general  partner of Athena Venture Partners L.P., a  venture capital partnership, from May 1985 to  September 1997; prior thereto, Vice Chairman  and Managing Director of Discount Investment  Corporation (Tel-Aviv); Chairman of the  Executive Committee of BTG Israel from 1983  through October 1989. (6) (7)

Faye Wattleton	59	1997	President, Center for the Advancement of Women since 1995; President of Planned Parenthood Federation of America, Inc. (New York) from 1978 to 1992. (1) (2)

Herbert Weissbach	71	1997

Distinguished Research Professor, Director, Center for Molecular Biology and Biotechnology, Florida Atlantic University, since January 1997; Vice President, Hoffmann-La Roche, Inc. from 1983 to 1996; Director, Roche Institute of Molecular Biology from 1983 to 1996. (2)

(1)                                  Member of the Executive Committee of the Board of Directors.

(2)                                  Member of the Audit Committee of the Board of Directors.

(3)                                  Member of the Nominating Committee of the Board of Directors.

(4)                                  Pursuant to Dr. Fass’ employment agreement with BTG, BTG has agreed to nominate Dr. Fass for election as a director during all periods when Dr. Fass is employed by BTG. See “Item 11. Executive Compensation—Employment Agreements.”

(5)                                  Fulbright & Jaworski L.L.P. has rendered legal services to BTG in 2001 and 2002.

(6)                                  Member of the Compensation and Stock Option Committee of the Board of Directors.

(7)                                  Messrs. Rosenfield and Tolkowsky have informed BTG that they do not intend to stand for re-election as directors at the 2003 Annual Meeting of Stockholders.

Mr. Conrad is a director of Genvec Inc. and Sicor Inc. Mr. Tendler is a director of V.I. Technologies, Inc.  Mr. Thompson is a director of Questcor Pharmaceuticals, Inc. and Aradigm Corporation.  Ms. Wattleton is a director of Wellchoice, Inc. and Quidel Corporation.

During the fiscal year ended December 31, 2002, the Board of Directors held eleven meetings.  Each director attended at least 75% of the meetings of the Board of Directors held when he or she was a director and of all committees of the Board of Directors on which he or she served.

The Board of Directors has standing Executive, Audit, Compensation and Stock Option and Nominating Committees.

The Board established the Executive Committee to exercise, to the extent authorized by law, all of the powers and authority of the Board in the management of the business and affairs of BTG.  Messrs. Virgil Thompson (Chairman), Herbert Conrad, Sim Fass, Carl E. Kaplan and David Tendler and Ms. Faye Wattleton are the current members of the Executive Committee.  During the fiscal year ended December 31, 2002, the Executive Committee did not meet.

The Board formed an Audit Committee to review the internal accounting procedures of BTG and to consult with and review BTG’s independent auditors and the services provided by such auditors.  The Board of Directors has adopted a written charter for the Audit Committee.  Ms. Faye Wattleton and Messrs. Herbert Conrad, David Tendler (Chairman) and Herbert Weissbach are the current members of the Audit Committee.  During the fiscal year ended December 31, 2002, the Audit Committee held twelve meetings.

The Board formed the Compensation and Stock Option Committee to review compensation practices, to recommend compensation for executives and key employees, and to administer BTG’s stock option plans.  Messrs. Carl E. Kaplan, David Tendler, Virgil Thompson and Dan Tolkowsky (Chairman) are the current members of the Compensation and Stock Option Committee.  During the fiscal year ended December 31, 2002, the Compensation and Stock Option Committee held one meeting.

In October 2002, the Board formed a Nominating Committee.  The Nominating Committee is responsible for recommending qualified candidates of the Board for election as directors of BTG, including the slate of directors that the Board proposes for election by stockholders at the Annual Meeting.  Messrs. Herbert Conrad, Carl E. Kaplan and Virgil Thompson are the current members of the Nominating Committee.  During the fiscal year ended December 31, 2002 the Nominating Committee did not meet.  Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing to the Secretary of BTG, giving the recommended candidate’s name, biographical data and qualifications.

Compensation of Directors

BTG’s non-employee directors are paid $10,000 annually in shares of BTG’s common stock pursuant to BTG’s Stock Compensation Plan for Outside Directors, which is described below, and $15,000 per annum in cash. These payments are made quarterly.  In addition, non–employee members of the Executive Committee are paid $5,000 per annum in cash, payable quarterly, and non-employee members of the Audit Committee, the Compensation and Stock Option Committee and the Nominating Committee receive $1,000 for each committee meeting attended if not held on the same day as a meeting of the Board of Directors.  In January 2003, the Board increased the compensation of members of the Audit and Compensation and Stock Option Committees, other than the chairpersons, to $5,000 per year, payable quarterly, and the compensation of the chairpersons of such committees to $10,000 per year, payable quarterly.  All directors are reimbursed for their expenses in connection with attending meetings of BTG’s Board.  In addition, BTG pays each director who attends BTG’s research and development meetings a fee of $1,500 per day.

Each non-employee director also receives under BTG’s 2001 Stock Option Plan an option to purchase 5,000 shares of common stock on the last business day of each quarter.  The exercise price of the option is equal to the market value of the common stock on the date of the grant and the option becomes fully exercisable one year after the date of grant. On March 29, 2002, June 28, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 each of Ms. Wattleton and Messrs. Conrad, Kaplan, Rosenfield, Tendler, Thompson, Tolkowsky and Weissbach received an option to purchase 5,000 shares of common stock at an exercise price of $4.91, $6.01, $2.961, $3.201 and $2.70 per share, respectively.

BTG’s current compensation for non-employee directors is based upon recommendations of Hewitt Associates, which was engaged by BTG in 2001 to conduct a comprehensive review and evaluation of BTG’s compensation programs for executives and non-employee directors.

Stock Compensation Plan for Outside Directors.  Pursuant to BTG’s Compensation Plan for Outside Directors (the “Compensation Plan”), each director of BTG who is neither an officer nor employee of BTG or its subsidiaries (an “Outside Director”) is awarded automatically, in lieu of cash compensation for services as a director, on the last business day of each full fiscal quarter subsequent to his or her election or appointment as an Outside Director, such number of shares of BTG’s common stock as has an aggregate Fair Market Value (as defined in the Compensation Plan) equal to $2,500, based on the price of BTG’s common stock on the date of issue (the “Shares”). The Compensation Plan provides that each Outside Director will be awarded Shares until such time as he is no longer an Outside Director.  If an Outside Director ceases to be an Outside Director for any reason, the number of Shares which he or she will be awarded on the last business day of BTG’s next fiscal quarter will be equal to one–third of the number of Shares which he or she would have been awarded on such date for each complete month that he or she was an Outside Director in the fiscal quarter in which he or she ceased to be an Outside Director.

The Compensation Plan allows any Outside Director to defer the issuance and delivery of BTG’s common stock awarded under the Compensation Plan until the termination of his or her services on BTG’s Board or such other time as BTG’s Board may determine.  Mr. Thompson deferred receipt of shares under the Compensation Plan from June 1994 to May 1999, and Mr. Weissbach deferred receipt of shares under the Compensation Plan from June 1997 through

December 2002.  On March 17, 2002, Messrs. Thompson and Weissbach were issued 9,678 and 7,703 shares, respectively, of our common stock the receipt of which they had previously deferred under the Compensation Plan.

During the 2002 fiscal year, each Outside Director eligible to receive shares under the Compensation Plan received 509 shares of our common stock on March 31, 2002, 415 shares of our common stock on June 30, 2002, 844 shares of our common stock on September 30, 2002 and 781 shares of our common stock on December 31, 2002.  On March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, the Fair Market Value of our common stock was $4.91, $6.01, $2.961 and $3.201, respectively.  Each of Messrs. Herbert Conrad, Carl E. Kaplan, Allan Rosenfield, David Tendler, Virgil Thompson and Dan Tolkowsky and Ms. Faye Wattleton received an aggregate of 2,549 shares of our common stock under the Compensation Plan for their services as director during the 2002 fiscal year.  On March 31, 2003, each of Ms. Wattleton and Messrs. Conrad, Kaplan, Rosenfield, Tendler, Thompson, Tolkowsky and Weissbach received 925 shares of our common stock under the Compensation Plan.  On that date, the Fair Market Value of our common stock was $2.70.

Stock Option Plan for Non-Employee Directors.  Pursuant to BTG’s 1997 Stock Option Plan for Non-Employee Directors (the “1997 Directors Option Plan”), each non-employee director received an option to purchase 7,500 shares of common stock each year upon re-election as a director.  The option exercise price per share of common stock was the Fair Market Value (as defined in the 1997 Directors Option Plan) of the common stock on the date that the option was granted.  Options granted under the 1997 Directors Option Plan have a term of ten years from the date the option is granted, subject to earlier termination upon such person ceasing to be a director.  In general, options issued under the plan become exercisable upon the six month and first, second and third anniversaries of the date of grant, although the plan provides that options will become immediately exercisable in full upon a “Change in Control” (as defined in the Plan) of BTG.  A total of 500,000 shares of common stock had been reserved for issuance under the 1997 Directors Option Plan.  In February 2002 BTG’s Board of Directors terminated this plan, although previously granted options remain outstanding.

Stock Option Plan for Outside Directors.  Pursuant to BTG’s Stock Option Plan for Outside Directors (the “New Directors Plan”), each person who was neither an officer nor employee of BTG or its subsidiaries and who was elected or appointed a director of BTG automatically received on the date of his or her initial election or appointment to our Board of Directors (the “Grant Date”) an option to purchase 20,000 shares of our common stock (the “Option”) at a per share exercise price equal to the Fair Market Value (as defined in the New Directors Plan) of our common stock on the Grant Date.  In general, Options issued under the New Directors Plan became exercisable upon the six month and first, second and third anniversaries of the date of the grant and expire on the tenth anniversary of the date of the grant.  The New Directors Plan expired January 29, 2000, although previously granted options remain outstanding.

Mr. Herbert J. Conrad, who was elected a director of BTG on October 14, 1993, was automatically granted an Option at a per share price of $5.8125.  Mr. David Tendler and Mr. Virgil Thompson, who were elected as directors of BTG on June 2, 1994, were each automatically granted an Option at a per share exercise price of $2.9375. Ms. Faye Wattleton and

Messrs.  Allan Rosenfield and Herbert Weissbach, who were elected directors of BTG on June 18, 1997, were each automatically granted an Option at a per share exercise price of $13.9375.  Mr. Carl E. Kaplan, who was elected a director of BTG on June 17, 1998, was automatically granted an Option at a per share exercise price of $7.91.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires BTG’s executive officers and directors, as well as persons who beneficially own more than ten percent of BTG’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish BTG with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to BTG and written representations from BTG’s executive officers and directors, BTG believes that during fiscal 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except each of Norman Barton (who served as an executive officer until September 2002) and Dov Kanner failed to file on Form 4 on a timely basis and Whitney K. Stearns, Jr., failed to file a Form 3 on a timely basis.

Executive Officers

See “Item 1. Business–Executive Officers of BTG.”

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid or to be paid by BTG or its subsidiaries as well as certain other compensation paid or accrued during the fiscal years indicated to (i) the Chief Executive Officer of BTG, and (ii) each of the four other most highly compensated executive officers of BTG who were serving at the end of 2002 (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

			Annual	Long Term
	Fiscal		Compensation	Compensation	All Other
Name and Principal Position(1)	Year	Salary($)(2)	Bonus($)(3)	Options(#)	Compensation(4)
Sim Fass	2002	$445,552	$115,000	95,100	$6,000
Chairman of the Board and Chief	2001	419,583	260,333	115,000	5,250
Executive Officer	2000	395,000	155,000	150,000	5,250

Christopher Clement(5)	2002	214,374	56,775	200,000	800
President and Chief Operating	2001	—	—	—	—
Officer	2000	—	—	—	—

Robert Shaw	2002	300,827	85,711	39,400	5,500
Executive Vice President-Chief	2001	283,750	132,750	65,000	5,250
Administrative Officer and General Counsel and Secretary(6)	2000	220,500	70,000	75,000	5,250

Dov Kanner(7)	2002	259,333	65,590	33,600	71,145 (8)
Senior Vice President and General	2001	243,750	118,750	70,000	63,635 (8)
Manager of BTG Israel	2000	203,225	65,000	190,000	51,848 (8)

Ernest Kelly	2002	235,000	59,273	30,100	6,000
Senior Vice President Quality	2001	223,125	105,375	50,000	5,250
Assurance, Quality Control and Regulatory Affairs	2000	216,499	62,500	35,000	5,250

(1)                                  Each of the Named Executive Officers who is currently an executive officer is a party to an employment agreement with BTG.  See “—Employment Agreements.”

(2)           Effective June 1, 2001, the salary of each of Messrs. Fass, Shaw, Kanner and Kelly was increased to $430,000, $290,000, $250,000 and $225,000, respectively, from $405,000, $275,000, $235,000 and $220,500, respectively.  The salary of Mr. Kanner was increased from $106,000 to $180,000 on February 1, 2000 when he became Senior Vice President of BTG and the General Manager of BTG Israel and to $235,000 effective July 1, 2000.  In connection with the movement of BTG’s executive compensation review process from mid-year to year-end, effective January 1, 2002 the salary of each of Messrs. Fass, Shaw, Kanner and Kelly was increased to $445,552, $300,827, $259,333 and $235,000, respectively.  Effective January 1, 2003, the salary of each of Messrs. Fass, Clement, Shaw, Kanner and Kelly was increased to $463,374, $333,125, $315,868, $272,300 and $247,650, respectively.  Mr. Shaw’s salary was subsequently increased to $325,868 upon his appointment as Executive Vice President-Chief Administrative Officer.

(3)           Bonuses paid in 2000 were for the 1999 fiscal year.  In 2001, BTG moved its compensation review process from mid-year to year-end in order to coincide with BTG’s fiscal year.  Accordingly, in June 2001 each of Messrs. Fass, Shaw, Kanner and Kelly received a bonus for the 2000 fiscal year of $160,000, $82,000, $75,000 and $66,000, respectively.  In February 2002, each of Messrs. Fass, Shaw, Kelly and Kanner received a pro-rated bonus in respect of that June to December portion of the 2001 fiscal year of $100,333, $50,750, $43,750 and $39,375, respectively.  Bonuses for 2002 were paid in January 2003.

(4)           Amount included represents BTG’s matching contribution pursuant to its 401(k) defined contribution plan for all U.S.-based employees and contributions to a professional study fund and managers’ insurance, which includes severance pay and retirement pension, for Israeli-based employees. Pursuant to the SEC’s rules on executive compensation disclosure, “All Other Compensation” does not include perquisites because the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) 10 percent of the combined salary and bonus for such person in each such year.  Such perquisites include (i) car payments, (ii) tuition payments, (iii) payments under a flexible spending program and (iv) life insurance premium payments made by BTG on behalf of certain executive officers.

(5)           Mr. Clement joined BTG in May 2002 as President and Chief Operating Officer.

(6)           Mr. Shaw was appointed Executive Vice President-Chief Administrative Officer of BTG effective January 22, 2003.  Prior to that he served as Senior Vice President — General Counsel and Secretary.

(7)           Mr. Kanner became Senior Vice President and the General Manager of BTG Israel on February 1, 2000.

(8)           Consists of BTG Israel contributions to a professional study fund in an amount equal to 7.5% of salary and to managers’ insurance, which includes severance pay and retirement pension, equal to 13.3% of salary.  Mr. Kanner contributes 2.5% and 5%, respectively, of his salary to these funds.  In 2002, 2001 and 2000, also includes a “gross up” tax payment of $10,822, $10,135 and $7,725, respectively, with respect to the value of a company car provided to Mr. Kanner.

Option Grants for 2002

The following table sets forth information with respect to option grants in 2002 to the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of
	Securities	Options			Stock Price
	Underlying	Granted to	Exercise or		Appreciation for
	Options	Employees in	Base Price	Expiration	Option Term (3)
Name	Granted(#)(1)	Fiscal Year(2)	($/sh)	Date	5% ($)	10% ($)
Sim Fass	95,100	5.5%	$7.72	2/20/12	$462,186	$1,169,730

Christopher Clement	200,000	11.6	4.42	5/14/12	556,000	1,408,000

Dov Kanner	30,100	1.7	7.72	2/20/12	146,286	370,230

Ernest Kelly	30,100	1.7	7.72	2/20/12	146,286	370,230

Robert Shaw	39,400	2.3	7.72	2/20/12	191,484	484,620

(1)                                  Options generally vest in four equal annual installments commencing on the first anniversary date of the grant; however, options become immediately exercisable upon a change in control of BTG.

(2)           Based upon options to purchase 1,730,000 shares granted to all employees in 2002.

(3)           These amounts represent assumed rates of appreciation in the price of our common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the common stock and overall stock market conditions. The 5% rate of appreciation over the 10-year option term of each of the $4.42 and $7.72 stock prices on each date of grant would result in a stock price of $7.20 and $12.58, respectively.  The 10% rate of appreciation over the 10-year option term of each of the $4.42 and $7.72 stock prices on each date of grant would result in a stock price of $11.46 and $20.02, respectively.  There is no representation that the rates of appreciation reflected in this table will be achieved.

Option Values for 2002

The following table sets forth information with respect to unexercised stock options held by the Named Executive Officers at December 31, 2002.  None of the Named Executive Officers exercised options in 2002.

AGGREGATED OPTION EXERCISES
IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

Name	Number of Unexercised Options Held at Fiscal Year End		Value of Unexercised, In-the-Money Options at Fiscal Year End ($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable

Sim Fass	897,525	270,075	$0.00	$0.00

Christopher Clement	50,000	150,000	0.00	0.00

Dov Kanner	264,933	155,200	0.00	0.00

Ernest Kelly	177,525	87,575	0.00	0.00

Robert Shaw	153,600	128,300	0.00	0.00

(1)                                  Based on a closing stock price of our common stock on December 31, 2002 of $3.20. At December 31, 2002, none of the Named Executive Officers held unexercised, in-the-money options.

Employment Agreements

BTG entered into employment agreements dated as of January 1, 2002 with each of Sim Fass, Dov Kanner, Ernest Kelly and Robert Shaw.  Pursuant to the Employment Agreements Dr. Fass is serving as Chief Executive Officer and Chairman of BTG, Dr. Kelly is serving as Senior Vice President-Quality Assurance, Quality Control and Regulatory Affairs, Mr. Kanner is serving as Senior Vice President-General Manager BTG-Israel and Mr. Shaw is serving as Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. BTG entered into an employment agreement with each of Christopher Clement, Whitney Stearns, Jr. and Zebulan Horowitz on May 14, 2002, December 2, 2002 and March 24, 2003, respectively, pursuant to which Mr. Clement is serving as President and Chief Operating Officer, Mr. Stearns is serving as Senior Vice President-Chief Financial Officer and Treasurer and Dr. Horowitz is serving as Senior Vice President-Chief Medical Officer.  Each of the agreements, as amended, with Messrs. Fass, Kanner, Kelly, Shaw, Clement, Stearns and  Horowitz are collectively referred to herein as the “Employment Agreements”.  Messrs. Kanner, Kelly, Stearns and Horowitz are collectively referred to herein as the “Senior Vice Presidents.”

Each of the Employment Agreements is for an initial three year term and is automatically renewable for additional one year terms unless either BTG or the executive gives notice of non-renewal at least 90 days prior to the expiration date of the agreement.

Pursuant to his Employment Agreement Dr. Fass is currently entitled to an annual salary of $463,342, Mr. Clement is currently entitled to an annual salary of $333,374, Mr. Shaw is currently entitled to an annual salary of $325,868, Dr. Kelly is currently entitled to an annual salary of $247,650, Mr. Kanner is currently entitled to an annual salary of $272,300, Mr. Stearns is currently entitled to an annual salary of $250,000 and Dr. Horowitz is currently entitled to an annual salary of $232,000.  In addition, Dr. Fass, Mr. Clement, Mr. Shaw and the Senior Vice Presidents are eligible to participate in BTG’s bonus, long-term incentive and other benefit programs.

In the event Dr. Fass’ employment is terminated by BTG at any time for any reason other than Cause (as defined below), death or disability, by Dr. Fass for Good Reason (as defined below) or if BTG shall fail to renew Dr. Fass’ Employment Agreement, BTG will pay Dr. Fass an amount equal to 2.5 times his base salary and his targeted annual bonus, and Dr. Fass will receive continuation of medical, life and disability insurance and similar welfare benefits for 2.5 years (3 years if the termination occurs within 24 months of a Change in Control of the Company (as defined below)).  However, if termination of employment by BTG or Dr. Fass or failure to renew his Employment Agreement occurs within 24 months following a Change in Control of the Company, the multiplier shall be 3, rather than 2.5, and Dr. Fass will be “grossed up” for any “golden parachute” excise taxes he is required to pay as a result of the severance payments.

In the event Mr. Clement’s employment is terminated by BTG at any time for any reason other than Cause, death or disability, by Mr. Clement for Good Reason, or if BTG shall fail to renew Mr. Clement’s Employment Agreement, BTG will pay Mr. Clement an amount equal to the product determined by multiplying his base salary and his targeted annual bonus by the Clement Service Multiplier.  The Clement Service Multiplier is determined by dividing (a) the lesser of (1) the full number of months since the commencement of his employment (but not less than six months) and (2) twenty four by (b) twelve. In addition, Mr. Clement will receive continuation of medical, life and disability insurance and similar welfare benefits for that number of months equal to the Clement Service Multiplier times 12.  However, the Clement Service Multiplier is 2.0 if Mr. Clement terminates employment for Good Reason other than within 24 months following a Change in Control of the Company and is 2.5 if within 24 months following a Change in Control of the Company, BTG terminates Mr. Clement’s employment without Cause or fails to renew the Employment Agreement (if it would otherwise have expired during the period) or Mr. Clement terminates his employment for Good Reason.  In addition, Mr. Clement will be “grossed up” for any “golden parachute” excise taxes he is required to pay as a result of severance payments.

In the event Mr. Shaw’s employment is terminated by BTG at any time for any reason other than Cause, death or disability, by Mr. Shaw for Good Reason, or if BTG shall fail to renew Mr. Shaw’s Employment Agreement, BTG will pay Mr. Shaw an amount equal to 1.75 (the “Shaw Service Multiplier”) times (ii) his base salary and his targeted annual bonus, and Mr. Shaw will receive continuation of medical, life and disability insurance and similar welfare benefits for that number of months equal to the Shaw Service Multiplier times 12.  However, the Shaw Service Multiplier is 2.25 if within 24 months following a Change in Control of the Company, BTG terminates Mr. Shaw’s employment without Cause or fails to renew the Employment Agreement (if it would otherwise have expired during the period) or Mr. Shaw terminates his employment for Good Reason.

In the event a Senior Vice President’s employment is terminated by BTG at any time for any reason other than Cause, death or disability, by the Senior Vice President for Good Reason, or if BTG shall fail to renew the Senior Vice President’s Employment Agreement, BTG will pay such Senior Vice President an amount equal to the product determined by multiplying his base salary and his targeted annual bonus by the SVP Service Multiplier.  The SVP Service Multiplier is the number determined by dividing (a) the lesser of (1) the full number of months since the commencement of his employment (but not less than six months) and (2) eighteen by (b) twelve; provided, however, that Mr. Kanner will receive the greater of the product resulting from the formula set forth above or the total amount payable pursuant to Directors Insurance, Keren Hishtalmut and similar programs under Israeli law.  The Senior Vice Presidents generally will receive continuation of medical, life and disability insurance and similar welfare benefits for that number of months equal to the SVP Service Multiplier times 12, except that Mr. Kanner will receive such benefits for the SVP Service Multiplier times 12 or the period of time mandated by Israeli law, whichever is greater.  However, the SVP Service Multiplier is 1.5 if the Senior Vice President terminates employment for Good Reason other than within 24 months following a Change in Control of the Company and is 2 if within 24 months following a Change in Control of the Company, BTG terminates the Senior Vice President’s employment without Cause or fails to renew the Employment Agreement (if it would otherwise have expired during the period) or the Senior Vice President terminates his employment for Good Reason.

Each of Dr. Fass, Mr. Clement, Mr. Shaw and the Senior Vice Presidents agreed pursuant to the terms of their Employment Agreement that $50,000, $45,000, $40,000 and $40,000, respectively, of the aforementioned amount they are entitled to will be withheld by BTG for twelve months following the termination of their Employment Agreement to ensure compliance with the non-solicitation and non-competition covenants of the Employment Agreements described below, except there is no withholding if the termination is within 24 months of a Change in Control of the Company.  Following the termination of employment of Dr. Fass, Mr. Clement, Mr. Shaw or a Senior Vice President for any reason other than for Cause, each of Dr. Fass, Mr. Clement, Mr. Shaw and the Senior Vice Presidents will be reimbursed by BTG for the costs of all outplacement services obtained by each of Dr. Fass, Mr.  Clement, Mr. Shaw and the Senior Vice Presidents for three years, two and one half years, two years and two years, respectively, from the termination of their employment with BTG up to a maximum of 20% of their base salary in effect on the date of the termination of their employment with BTG.

Pursuant to the Employment Agreements Dr. Fass, Mr. Clement, Mr. Shaw and each of the Senior Vice President agreed that during the term of their respective Employment Agreements and for six months thereafter they will not compete with BTG.  In addition, Dr. Fass, Mr. Clement, Mr. Shaw and each of the Senior Vice President agreed that during the term of their respective Employment Agreements and for twelve months thereafter they will not solicit employees of BTG.  These covenants terminate if the executive’s employment is terminated by BTG without Cause or by the executive with Good Reason following a Change in Control of the Company.

For purposes of the Employment Agreements, a “Change in Control of the Company” shall be deemed to occur as of the first day that any one or more of the following conditions is satisfied: (a) any consolidation or merger in which BTG is not the continuing or surviving entity or pursuant to which shares of BTG’s common stock would be converted into cash, securities, or other property, other than (i) a merger of BTG in which the holders of BTG’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (ii) a consolidation or merger which would result in the voting securities of BTG outstanding immediately prior thereto continuing to represent (by being converted into voting securities of the continuing or surviving entity) more than 50% of the combined voting power of the voting securities of the continuing or surviving entity immediately after such consolidation or merger and which would result in the members of the Board immediately prior to such consolidation or merger (including for this purpose any individuals whose election or nomination for election was approved by a vote of at least two-thirds of such members) constituting a majority of the Board (or equivalent governing body) of the continuing or surviving entity immediately after such consolidation or merger; (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all BTG’s assets; (c) BTG’s stockholders approve any plan or proposal for the liquidation or dissolution of BTG; (d) any person shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of BTG’s outstanding common stock other than pursuant to a plan or arrangement entered into by such person and BTG; or (e) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board unless the election or nomination for election by BTG’s stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

For purposes of the Employment Agreements, “Cause” means: (a) executive materially breached any of the terms of his Employment Agreement and fails to correct such breach within 15 days after written notice thereof from BTG; (b) executive is convicted of a criminal offense involving a felony giving rise to a sentence of imprisonment; (c) executive breaches a fiduciary trust for the purpose of gaining a personal profit, including, without limitation, embezzlement; or (d) despite adequate warnings, executive intentionally and willfully fails to perform reasonably assigned duties within the normal and customary scope of his position.

For purposes of the Employment Agreements, “Good Reason” means the occurrence of one of the following events: (a) a reduction in base salary; (b) a failure to maintain benefits under or relative level of participation in BTG’s employee benefit or retirement plans; (c) a failure to require a successor company to assume and agree to perform BTG’s obligations under the executive’s Employment Agreement; and (d) upon a Change in Control of the Company (i) requiring the executive to be based at a location requiring the executive to travel an additional 35 miles per day, (ii) requiring the executive to report to a lower level employee, or (iii) demoting the executive.  In addition, for purposes of Dr. Fass’ Employment Agreement “Good Reason” shall include the failure to nominate Dr. Fass for election as a director of BTG or his failure to be elected as a director of BTG.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table sets forth information as of March 31, 2003 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the “SEC”)) of our common stock by each person known by us to own beneficially more than five percent of our outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock
OrbiMed Advisors Inc. (1) OrbiMed Advisors LLC (1) OrbiMed Capital LLC(1) Samuel D. Isaly (1) 767 Third Avenue New York, NY 10010	4,778,500	8.14%

Mellon Financial Corporation(2) One Mellon Center Pittsburgh, PA 15258	2,997,149	5.10%

 (1) OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel Isaly may be deemed to beneficially own 4,778,500 shares of our common stock which are held of record by clients of OrbiMed Advisors Inc.  Each of OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel Isaly has shared voting power and shared dispositive power with respect to the 4,778,500 shares.  Information with respect to each of OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel Isaly has been derived from their Schedule 13G/A dated February 14, 2003 as filed with the SEC.

(2) Mellon Financial Corporation and certain of its subsidiaries may be deemed to beneficially own 2,997,149 shares of our common stock which are held of record by clients of Mellon Financial Corporation or its subsidiaries.  Mellon Financial Corporation has sole voting power with respect to 2,100,174 shares, shared voting power with respect to 360,375 shares and sole dispositive power with respect to 2,997,149 shares and does not have shared dispositive power with respect to any of the shares.  Information with respect to Mellon Financial Corporation has been derived from their Schedule 13G dated January 21, 2003 as filed with the SEC.

The following table sets forth information as of March 31, 2003 regarding the beneficial ownership of our common stock of: (i) each of our directors; (ii) each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation”); and (iii) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock
Herbert Conrad(1)	46,392	*
Christopher Clement(2)	51,903	*
Sim Fass(3)	1,038,044	1.74%
Dov Kanner(4)	267,433	*
Carl E. Kaplan(5)	50,591	*
Ernest Kelly(6)	180,641	*
Allan Rosenfield(7)	58,003	*
Robert Shaw(8)	162,611	*
David Tendler(9)	72,501	*
Virgil Thompson(10)	67,793	*
Dan Tolkowsky(11)	99,200	*
Faye Wattleton(12)	45,684	*
Herbert Weissbach(13)	58,003	*
All directors and executive officersas a group (15 persons)(14)	2,206,299	3.63%

*              Represents less than one percent of BTG’s common stock.

(1)                                  Includes 36,875 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(2)                                  Includes 50,000 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 212,500 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(3)                                  Includes 897,525 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 420,075 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(4)                                  Includes 264,933 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 240,200 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(5)                                  Includes 41,875 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(6)                                  Includes 177,525 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 162,575 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(7)                                  Includes 49,375 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.  Mr. Rosenfield is not standing for re-election as a director.

(8)                                  Includes 153,600 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 263,300 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(9)                                  Includes 56,875 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(10)                            Includes 49,375 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(11)                            Includes 36,875 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.  Mr. Tolkowsky is not standing for re-election as a director.

(12)                            Includes 40,000 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(13)                            Includes 49,375 shares of common stock that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 25,625 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

(14)                            Includes 1,904,208 shares of common stock that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2003.  Does not include 1,653,650 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2002 with respect to shares of the our common stock that may be issued under our equity compensation plans, including our (i) 1992 Stock Option Plan, (ii) Stock Option Plan for New Directors, (iii) 1997 Stock Option Plan for Non-Employee Directors, (iv) 1998 Employee Stock Purchase Plan, (v) Stock Compensation Plan for Outside Directors and (vi) 2001 Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average Exercise price of outstanding options, warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	8,573,000	(1)	$ 8.54	(1)	9,539,529	(2)
Equity compensation plans not approved by security holders	None		N/A		N/A

Total	8,573,000	(1)	$ 8.54	(1)	9,539,529	(2)

(1) Under the 1998 Employee Stock Purchase Plan, participants are granted the right to purchase our common stock on certain dates within a predetermined purchase period at 85% of our stock price on the first or last day of the period, whichever is lower.  Accordingly, these numbers are not determinable.

(2)    Consists of 1,638,224 shares of our common stock available for issuance under our 1998 Employee Stock Purchase Plan, 96,530 shares of common stock available for issuance under our Stock Compensation Plan for Outside Directors and 7,804,775 shares of common stock available for issuance under our 2001 Stock Option Plan.  BTG no longer makes grants under the 1992 Stock Option Plan, the Stock Option Plan for New Directors or the 1997 Stock Option Plan for Non-Employee Directors, although previously granted options remain outstanding.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Technology General Corp.

	By:	/s/ Sim Fass
Name: Sim Fass
Title: Chairman and CEO

April 30, 2003

CERTIFICATIONS

I, Sim Fass, certify that:

1.             I have reviewed this Annual Report on Form 10-K/A of Bio-Technology General Corp.;

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

April 30, 2003

/s/ Sim Fass
Sim Fass
Chairman of the Board and CEO

I, Whitney K. Stearns, Jr., certify that:

1.             I have reviewed this Annual Report on Form 10-K/A of Bio-Technology General Corp.;

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

April 30, 2003

/s/ Whitney K. Stearns, Jr.
Whitney K. Stearns, Jr.
Senior Vice President—Chief Financial Officer and Treasurer

I, Yehuda Sternlicht, certify that:

1.             I have reviewed this Annual Report on Form 10-K/A of Bio-Technology General Corp.;

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

April 30, 2003

/s/ Yehuda Sternlicht
Yehuda Sternlicht
Vice President— Chief Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bio-Technology General Corp. (“Company”) on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sim Fass, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Sim Fass
Sim Fass
Chief Executive Officer
April 30, 2003

A signed original of this written statement required by Section 906 has been provided to Bio-Technology General Corp. and will be retained by Bio-Technology General Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bio-Technology General Corp. (the “Company”) on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Whitney K. Stearns, Jr., Senior Vice President—Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Whitney K. Stearns, Jr.
Whitney K. Stearns, Jr.
Senior Vice President—Chief Financial Officer and Treasurer
April 30, 2003

A signed original of this written statement required by Section 906 has been provided to Bio-Technology General Corp. and will be retained by Bio-Technology General Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bio-Technology General Corp. (the “Company”) on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Yehuda Sternlicht, Vice President—Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Yehuda Sternlicht
Yehuda Sternlicht
Vice President—Chief Accounting Officer
April 30, 2003

A signed original of this written statement required by Section 906 has been provided to Bio-Technology General Corp. and will be retained by Bio-Technology General Corp. and furnished to the Securities and Exchange Commission or its staff upon request