Form 10-Q
period 2003-03-31
BIO TECHNOLOGY GENERAL CORP
filed 2003-05-13
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒          No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of May 12, 2003:  59,108,315

PART I. FINANCIAL INFORMATION

BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$19,292	$12,211
Short-term investments	3,807	4,336
Accounts receivable, net	21,317	35,764
Inventories	15,895	16,612
Deferred income taxes	4,260	4,176
Prepaid expenses and other current assets	2,525	2,829
Total current assets	67,096	75,928

Property and equipment, net	67,416	66,596
Intangible assets, net	78,844	79,878
Goodwill	40,121	40,080
Deferred income taxes	16,353	16,380
Severance pay funded	2,799	2,783
Other assets (including restricted cash of $1,280)	3,696	3,786
Total assets	$276,325	$285,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $6,173 at March 31, 2003 and $5,464 at December 31, 2002)	$13,077	$21,618
Current portion of long-term debt	7,006	6,674
Deferred revenues	1,502	1,557
Other current liabilities	14,506	17,020
Total current liabilities	36,091	46,869

Long-term debt	11,171	12,222
Deferred revenues	11,295	11,628
Severance pay	5,702	5,673
Negative goodwill	16,028	16,028
Deferred income taxes	23,632	23,936

Commitments and contingent liabilities (note 4)

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000 shares authorized no shares issued	—	—
Common stock - $.01 par value; 150,000 shares authorized; issued: 58,919 at March 31, 2003 and 58,733 at December 31, 2002	589	587
Additional paid-in capital	214,690	214,224
Accumulated deficit	(42,871)	(45,853)
Accumulated other comprehensive (loss) income	(2)	117
Total stockholders’ equity	172,406	169,075
Total liabilities and stockholders’ equity	$276,325	$285,431

The accompanying notes are an integral part of these consolidated financial statements.

BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2003	2002*
Revenues:
Product sales	$26,950	$18,938
Contract fees	366	564
Royalties	523	1,016
Other revenues	137	330
	27,976	20,848
Expenses:
Research and development	6,448	8,935
Marketing and sales	6,571	4,449
General and administrative	5,051	3,225
Cost of product sales	4,486	3,171
Amortization of intangibles associated with acquisition	1,013	—
Royalties	411	683
	23,980	20,463
Operating income	3,996	385

Other income, net	382	928
Income before income taxes	4,378	1,313

Income taxes	1,396	324
Net income	$2,982	$989

Earnings per common share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Weighted average number of common and common equivalent shares:
Basic	58,840	58,305
Diluted	58,895	58,649

*                    Reclassified to conform to current presentation.

The accompanying notes are an integral part of these consolidated financial statements.

BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value

Balance, December 31, 2002	58,733	$587	$214,224	$(45,853)	$117	$169,075
Comprehensive income:
Net income for three months ended March 31, 2003				2,982		2,982
Unrealized gain on marketable securities, net					52	52
Currency translation adjustment					(171)	(171)
Total comprehensive income						2,863
Issuance of common stock	186	2	466			468
Balance, March 31, 2003	58,919	$589	$214,690	$(42,871)	$(2)	$172,406

The accompanying notes are an integral part of this consolidated financial statement.

BIO-TECHNOLOGY GENERAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,982	$989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,032	654
Amortization of intangible assets associated with acquisition	1,013	—
Deferred revenues	(388)	(412)
Deferred income taxes	(361)	—
Provision for severance pay	29	(146)
Gain on sales of short-term investments	(25)	—
Gain on sales of fixed assets	(2)	—
Common stock issued as payment for services	125	17
Changes in: Accounts receivables	14,447	(12,505)
Inventories	717	(458)
Prepaid expenses and other current assets	304	(274)
Accounts payable	(7,592)	349
Other current liabilities	(2,514)	168

Net cash provided by (used in) operating activities

9,767

(11,618

)

Cash flows from investing activities:
Short-term investments	(266)	1,864
Capital expenditures	(1,738)	(3,866)
Changes in other long-term assets	(3)	(40)
Severance pay funded	(16)	(29)
Cash paid in acquisition	(41)	—
Proceeds from sales of fixed assets	2	—
Proceeds from sales of short-term investments	872	29,361
Net cash (used in) provided by investing activities	(1,190)	27,290

Cash flows from financing activities:
Repayment of long-term debt	(1,668)	—
Proceeds from issuance of common stock	343	458
Net cash (used in) provided by financing activities	(1,325)	458

Effect of exchange rate changes	(171)	—
Net increase in cash and cash equivalents	7,081	16,130
Cash and cash equivalents at beginning of period	12,211	75,451
Cash and cash equivalents at end of period	$19,292	$91,581
Supplementary Information
Other information:
Income tax paid	$1,613	$1,407
Interest paid	$193	$149

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ending March 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

The consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to the results of operations for the three months ended March 31, 2002 to conform to the current year presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2:  Earnings Per Share of Common Stock

The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”.  Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period.  The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)

Basic	58,840	58,305
Incremental shares for assumed conversion of options	55	344
Diluted	58,895	58,649

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised.  For the three months ending March 31, 2003 and 2002, options to purchase 9,880,000 shares and 6,980,000, respectively, shares were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

Note 3:  Stock-based compensation:

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option.  No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant.  The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended March 31,
	2003	2002
	(in thousands except per share data)
Net income
As reported	$2,982	$989
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,666	3,551
Pro forma net loss	$(684)	$(2,562)
Basic earnings (loss) per common share
As reported	$0.05	$0.02
Pro forma	$(0.01)	$(0.04)
Diluted earnings (loss) per common share
As reported	$0.05	$0.02
Pro forma	$(0.01)	$(0.04)

Note 4 :  Commitments and Contingencies

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

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its officers.  The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty.  Plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002, and seeks unspecified money damages.  The complaint asserts that the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in the Company’s Form 8-K and accompanying press release issued August 2, 2002 and Form 10-Q/A for the period ended June 30, 2002.  Five virtually identical actions were filed in January and February 2003.  Plaintiffs have moved to consolidate the actions and to appoint a lead plaintiff and lead counsel in accordance with the Private Securities Litigation Reform Act.

On January 23, 2003, a purported shareholder derivative action was filed on behalf of the Company against nine of the Company’s officers and directors alleging breach of their fiduciary duties, the Company’s former auditor, Arthur Andersen, and the Company as a nominal defendant, seeking unspecified money damages.  The allegations against the officers and directors in the derivative action arise out of substantially the same events and disclosures as are at issue in the purported shareholder class actions.  The derivative action is pending under the caption Nelson v. Conrad, No. 7-794-03, in the Superior Court of New Jersey, Middlesex County.  A second purported shareholder derivative action, Millet v. Conrad, No. L-1275-03, was filed on February 14, 2003 and is pending in the same court.

The Company intends to vigorously defend against all allegations of wrongdoing asserted against it and understands that the individual defendants intend to defend as well.  The Company has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents.  In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy.  These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of March 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three months ended March 31, 2003
compared with three months ended March 31, 2002

Statements in this Quarterly Report on Form 10-Q concerning BTG’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, development, introduction or consumer acceptance of competing products, changes in pricing or other actions by competitors, patents owned by BTG and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product or other litigation liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, for the year ended December 31, 2002.

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

Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, BTG, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals Limited, a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $5,462,000) for Rosemont, which was funded from our cash on hand, was approximately $104,585,000, excluding Rosemont’s cash balances. In connection with the acquisition, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  Our results of operations for the three months ended March 31, 2002 do not include the results of operations of Rosemont for that period and, therefore, comparisons of our results of operations for the three months ended March 31, 2002 and 2003 may not necessarily be meaningful.

2003 Outlook

Early in 2002, we announced our intention to invest more heavily in research and development and marketing and sales activities and provided guidance that, as a consequence, 2002 earnings would not match those of 2001, although growth in earnings would resume in 2003.  BTG anticipates growth in revenues and earnings per share in 2003.  In particular, with the transition of Oxandrin to a direct to wholesaler business model (vs. selling to Accredo), availability, as of October 2002, of the Oxandrin 10-mg tablet strength in addition to the 2.5-mg tablet, as well as the broader focus of the BTG sales force in new areas of potential demand for an effective involuntary weight loss product, and a strong upward trend suggested by recent prescription data, Oxandrin sales are expected to grow.  Human growth hormone sales are expected to be less than those of 2002 due to ongoing pricing pressures in Japan and Delatestryl sales are expected to be less than those of 2002 due to anticipated supply constraints following heavier than expected demand in 2002.  Sales of oral liquid pharmaceutical products by Rosemont are anticipated to continue to grow at their historical rates and are expected to make a significant contribution to BTG’s 2003 revenues.  Contract fees and royalty revenues are expected to approximate their 2002 levels.

Increases in expenses in 2003 compared to 2002 are expected due to BTG’s heavy commitment to its pipeline products and associated research and development costs.  We anticipate that research and development expense will be approximately 30% of our total revenues on a full year basis, although there will be some variability in this percentage on a quarterly basis.  Incremental investment in marketing and sales to maximize the commercial potential of BTG’s marketed products in the U.S. and the U.K. is also anticipated.  Cost of goods as a percentage of sales is anticipated to grow as a function of product mix, the Rosemont contribution to total product sales, and the validation of BTG’s new production facility in Israel.  Additionally, amortization of intangibles expense is expected to increase to approximately $4.0 million on an annual rate, reflecting the full year impact of the Rosemont acquisition.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on our statements of operations.

	Three Months Ended March 31,
	2003	2002
Revenues:
Products sales	96.3%	90.8%
Contract fees	1.3	2.7
Royalties	1.9	4.9
Other revenues	0.5	1.6
Total	100.0%	100.0%
Expenses:
Research and development	23.0	42.9
Marketing and sales	23.5	21.3
General and administrative	18.1	15.5
Cost of product sales	16.0	15.2
Amortization of intangibles associated with acquisition	3.6	—
Royalties	1.5	3.3
Total	85.7	98.2

Operating income	14.3	1.8
Other income, net	1.4	4.5
Income before income taxes	15.7	6.3
Income taxes	5.0	1.6
Net income	10.7%	4.7%

BTG has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which BTG may earn up-front contract fees, may receive funding for additional research, is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product.  We anticipate that product sales will continue to constitute the majority of our revenues in the future.  Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for our products, the operational needs of our customers, new product introductions by BTG and our competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

The following table summarizes BTG’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Three Months Ended March 31,
	2003		2002
	(dollars in thousands)
Oxandrin®	$11,863	44.1%	$9,556	50.5%
Human growth hormone	4,430	16.4	1,373	7.2
BioLon™	1,633	6.1	1,647	8.7
Delatestryl®	3,150	11.7	6,218	32.8
Oral liquid pharmaceutical products	5,622	20.8	—	—
Other	252	0.9	144	0.8
Total	$26,950	100.0%	$18,938	100.0%

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

The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the period indicated:

	Three Months Ended March 31,
	2003		2002
	(dollars in thousands)
United States	$14,950	55.5%	$15,744	83.1%
United Kingdom	5,405	20.1	97	0.6
Other International	6,595	24.4	3,097	16.3
Total	$26,950	100.0%	$18,938	100.0%

Comparison of Three Months Ended March 31, 2003 and March 31, 2002.

Revenues.  Total revenues increased 34.2% in the three months ended March 31, 2003 to $27,976,000 from $20,848,000 in the three months ended March 31, 2002.  The increase in total revenues from the comparable prior period was mainly due to the increase in product sales.  Rosemont sales of $5,622,000 accounted for 78.9% of the $7,128,000 increase in revenues.

Product sales increased by $8,012,000, or 42.3%, in the three months ended March 31, 2003 from the comparable prior period in 2002.  Excluding sales by Rosemont, product sales increased $2,390,000, or 12.6%, in the three months ended March 31, 2003 from the comparable prior period in 2002.  Oxandrin sales in the three months ended March 31, 2003 were $11,863,000, an increase of $2,307,000, or 24.1%, from the three months ended March 31, 2002.  The increase in Oxandrin sales in the first quarter of 2003 as compared to the first quarter of 2002 is due in large part to BTG’s introduction of a new 10-mg Oxandrin tablet in the third quarter of 2002.  Until the fourth quarter of 2002, BTG sold its Oxandrin to Accredo Health, Incorporated and its predecessors, which then sold the product to wholesalers.  With the introduction of the 10-mg tablet, BTG began to sell Oxandrin directly to wholesalers, although Accredo continued to distribute the 2.5-mg Oxandrin tablet through the first quarter of 2003 until it completed the liquidation of its inventory position in March 2003.  Oxandrin sales in the first quarter of 2003 were lower than actual demand as Accredo reduced its then inventory levels by selling more product to wholesalers than it purchased from BTG.  Sales of human growth hormone and BioLon were $4,430,000 and

$1,633,000, respectively, in the first quarter of 2003, an increase (decrease) of $3,057,000 and $(14,000), or 222.6% and (0.8)%, respectively, over the comparable period in 2002.  The increase in sales of human growth hormone was primarily due to changes in the purchasing patterns of BTG’s customers.

Sales of Delatestryl in the three months ended March 31, 2003 were $3,150,000, a decrease of $3,068,000, or 49.3%, compared to the first quarter of 2002.  BTG experienced a significant increase in Delatestryl sales beginning in late 1998, primarily due to the FDA stopping the production of a competing generic injectable testosterone product used to treat men with hypogonadism (testosterone deficiency) in 1998, which product has not to date been re-introduced.  Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

Bristol-Myers Squibb Company (“BMS”) contract manufactured Delatestryl for BTG until it closed its manufacturing facility in July 2001.  We currently expect that our Delatestryl inventory sourced from BMS will run out during 2003, with the exact timing depending on demand and our allocation of available inventory, although we obtained a new contract manufacturer for Delatestryl in March 2003, and are in the process of qualifying this new manufacturing site.  We are working toward introducing Delatestryl manufactured at this new site toward the end of 2003, subject to inspection and approval by the FDA.  We cannot sell Delatestryl manufactured by this new supplier until FDA approval is obtained and, as a result, we expect our remaining Delatestryl inventory may be exhausted before our new manufacturer will be in a position to supply Delatestryl to us.  Once our Delatestryl inventory sourced from BMS runs out, we will not be able to meet customer demand for Delatestryl until we can obtain FDA approval of our new source of Delatestryl and our current Delatestryl customers may have to use a competing product.  We cannot assure you that we will be able to obtain FDA approval of our new source of Delatestryl on a timely basis or at all and, even if we are able to do so, that our customers will return to using our product.

Contract fees in the three month periods ended March 31, 2003 and 2002 represent mainly contract fees received in prior periods but recognized in the three months ended March 31, 2003 and 2002 in accordance with SAB 101.

Royalties were $523,000 in the three months ended March 31, 2002, as compared to $1,016,000 in the same period last year.  These revenues consist mainly of royalties from Mircette, Silkis and insulin products.  Royalties from Mircette decreased approximately $468,000 in the 2003 period compared to 2002 as a result of the introduction of a generic version of Mircette in 2002.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel in 2002 and contract manufacturing for third parties in 2003.

Research and development expense decreased 27.8% in the three months ended March 31, 2003 to $6,448,000 from $8,935,000 in the three months ended March 31, 2002.  The decrease in research and development expenditures resulted mainly from the fact that in the first quarter of 2002 BTG had significantly higher research and development activities for Prosaptide following the acquisition of Myelos and also had higher activities associated with developing an alternate manufacturing site for its Oxandrin product as compared to 2003, partially offset by the inclusion of Rosemont’s development expenses of $331,000 in the first quarter of 2003.  Research and development expense, representing 23.0% of revenues during the first quarter of 2003, was less than our previously announced expectation that research and development expense would be approximately 30% of revenues for the year due to the timing of clinical trial related expenses.

Marketing and sales expense in the three months ended March 31, 2003 increased by 47.7% to $6,571,000 from $4,449,000 last year.  As a percentage of revenues, marketing and sales expense increased to approximately 23.5% in the first quarter of 2003 from 21.3% for the three months ended

March 31, 2002.  These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States.  The significant increase in marketing and sales expense in 2003 was due to the inclusion of Rosemont’s marketing and sales expenses of $1,144,000 as well as increased incentive compensation costs.

General and administrative expense increased by 56.6% in the three months ended March 31, 2003 to $5,051,000 from $3,225,000 in the comparable prior period.  General and administrative expense increased by $1,826,000, mainly due to the increase in compensation and legal expenses as well as the inclusion of Rosemont’s general and administrative expenses of $382,000.

Cost of product sales increased by 41.5% in the three months ended March 31, 2003 to $4,486,000 from $3,171,000 in the three months ended March 31, 2002, primarily as a result of the 42.3% increase in product sales.  Cost of product sales as a percentage of product sales slightly decreased to 16.6% in the three months ended March 31, 2003 from 16.7% in the comparable period last year.  Cost of product sales for 2003 includes $1,593,000 of costs related to Rosemont’s products.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon, Delatestryl and Rosemont’s products have higher cost to manufacture as a percentage of product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

Amortization of Intangibles Associated with Acquisition.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $1,013,000 of amortization of these intangibles in the first quarter of 2003.

Royalties expense was $411,000 in the three months ended March 31 2003, as compared to $683,000 in the three months ended March 31, 2002.  These expenses consist primarily of royalties to entities from which we licensed certain of our products and to the Chief Scientist.

Other income, net decreased by $546,000 from the comparable prior period, mainly due to lower cash, cash equivalents and short-term investments balances in 2003 compared to 2002 as a result of the purchase of Rosemont on September 30, 2002.

Income Taxes.  Provision for income taxes for the three months ended March 31, 2003 was $1,396,000, representing approximately 31.9% of income before income taxes, as compared to $324,000, or 24.7% of income before income taxes, in the comparable period last year.  The increase in the consolidated effective tax rate resulted mainly from the fact that in the first quarter of 2002 BTG had higher tax benefits as a result of its “Approved Enterprise” status in Israel and the inclusion of Rosemont in 2003 which has a higher tax rate compared to BTG’s consolidated effective tax rate in 2002. BTG’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and various tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  BTG had approximately 0.5 million additional basic weighted average shares outstanding for the three month period ended March 31, 2003 as compared to the same period in 2002.  The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 2002, of shares pursuant to the Company’s employee stock purchase plan.  Diluted weighted average shares in 2003 was 58,895,000, an approximately 250,000 share increase over 2002, due to the increase in the actual number of shares outstanding, partially offset by the fact that fewer outstanding options were considered common equivalents in the first quarter of 2003 because their exercise price was above the average fair market value of the common stock for the first quarter of 2003, which average fair market value was lower than in the comparable period in 2002.

Liquidity and Capital Resources

BTG’s working capital at March 31, 2003 was $31,005,000, as compared to $29,059,000 at December 31, 2002.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  BTG expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by BTG.  Net cash increased by $7,081,000 and $16,130,000 in the three months ended March 31, 2003 and 2002, respectively.

Net cash provided by (used in) operating activities was $9,767,000 and $(11,618,000) in the three months ended March 31, 2003 and 2002, respectively.  Net income was $2,982,000 and $989,000 in the same periods, respectively.  In the three months ended March 31, 2003, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $14,447,000, depreciation and amortization of $1,032,000 and amortization of intangible assets associated with acquisition of $1,013,000, partially offset by a decrease in accounts payable and other current liabilities of $7,592,000 and $2,514,000, respectively.  In the three months ended March 31, 2002 BTG used net cash in operating activities despite the net income mainly due to the increase in receivables of $12,505,000, partially offset by depreciation and amortization of $654,000.

Net cash (used in) provided by investing activities was $(1,190,000) and $27,290,000 in the three months ended March 31, 2003 and 2002, respectively.  Net cash (used in) provided by investing activities included capital expenditures of $1,738,000 and $3,866,000 in these periods, respectively, primarily for the new manufacturing facility.  The remainder of the net cash (used in) provided by investing activities was primarily for purchases and sales of short-term investments.

Net cash (used in) provided by financing activities was $(1,325,000) and $458,000 in the three months ended March 31, 2003 and 2002, respectively, representing in 2003 repayment of $1,668,000 of debt, partially offset by net proceeds from issuance of common stock primarily pursuant to our employee stock purchase plan, and in 2002 primarily net proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

In April 1999, BTG purchased a manufacturing facility in Israel for approximately $6,500,000 (including local taxes and legal fees). Construction of a modern biologics production facility designed to meet FDA cGMP requirements for biologics and devices was completed at the end of 2001, and validation has commenced and is expected to be completed in the second half of 2003.  BTG will then commence the process validation for products manufactured in the existing facility to be transferred to the new facility.  Production of these products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which BTG anticipates will occur during the period from the end of 2003 through the end of 2004, depending on product and territory.  Through March 31, 2003, BTG has spent approximately $42,222,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $7,000,000 to complete validation activities, of which approximately $5,313,000 has been expended through March 31, 2003.  In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Loans under the facility bear interest at the rate of LIBOR plus 1%.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by BTG.  At March 31, 2003, BTG had outstanding long-term borrowings of $17,221,000 under the facility, of which $4,999,000 is due during the remainder of 2003, $6,667,000 is due in 2004 and the remaining $5,555,000 due in 2005.  Borrowings are repaid monthly in equal installments.

We believe that our remaining cash resources as of March 31, 2003, together with anticipated product sales and royalties, will be sufficient to fund our current operations for the foreseeable future.  There can, however, be no assurance that product sales and royalties will occur as anticipated, that current agreements with third party distributors of BTG’s products will not be canceled, that BTG will not use a substantial portion of its cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of BTG’s future cash requirements will depend in large part on the status of commercialization of BTG’s products, BTG’s ability to enter into additional research and development and licensing arrangements, and BTG’s ability to obtain additional equity investments, if necessary.  There can be no assurance that BTG will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

BTG’s obligations under its $20,000,000 credit facility bear interest at floating rates and, therefore, BTG is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $17,221,000 outstanding under this facility at March 31, 2003 would result in an increase in its annual interest expense of $172,000.  Because these borrowings relate to the construction of BTG’s new facility, interest expense is currently being capitalized.

BTG’s material interest bearing assets consist of cash and cash equivalents and short-term investments, which currently consist primarily today of investments in commercial paper, time deposits and other debt instruments.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

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

Part  II. OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

(1)                                  Exhibits

99.1                           Certification by the chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with Bio-Technology General Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(2)                                  Reports on Form 8-K

Current Report on Form 8-K dated January 13, 2003, announcing that several purported class action lawsuits had been filed against BTG and certain of its officers and directors.

Current Report on Form 8-K dated February 26, 2003, containing the transcript of BTG’s year end earnings conference call.

Current Report on Form 8-K dated May 1, 2003 containing BTG’s press release announcing it first quarter 2003 financial results and containing Dr. Fass’s presentation in the earnings conference call.

Current Report on Form 8-K dated May 1, 2003, containing the transcript of BTG’s first quarter earnings conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNOLOGY GENERAL CORP.
(Registrant)

By:	/s/ Sim Fass
Sim Fass
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Whitney K. Stearns, Jr.
Whitney K. Stearns, Jr.
Senior Vice President-Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 13, 2003

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

May 13, 2003

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

May 13, 2003

/s/ Whitney K. Stearns, Jr.
Whitney K. Stearns, Jr.
Senior Vice President-Chief Financial Officer and Treasurer