Form 10-Q
period 2003-06-30
SAVIENT PHARMACEUTICALS INC
filed 2003-08-13
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-15313

SAVIENT PHARMACEUTICALS, INC.

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

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of August 7, 2003:  59,464,647

Part I. FINANCIAL INFORMATION

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$19,063	$12,211
Short-term investments	3,756	4,336
Accounts receivable, net	19,667	35,764
Inventories	17,178	16,612
Deferred income taxes	4,409	4,176
Prepaid expenses and other current assets	6,773	2,829
Total current assets	70,846	75,928

Property and equipment, net	68,886	66,596
Intangible assets, net	77,810	79,878
Goodwill	40,121	40,080
Deferred income taxes	16,243	16,380
Severance pay funded	3,091	2,783
Other assets (including restricted cash of $1,280)	3,686	3,786
Total assets	$280,683	$285,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $6,098 at June 30, 2003 and $5,464 at December 31, 2002)	$12,255	$21,618
Current portion of long-term debt	7,003	6,674
Deferred revenues	1,445	1,557
Other current liabilities	18,043	17,020
Total current liabilities	38,746	46,869

Long-term debt	9,423	12,222
Deferred revenues	11,210	11,628
Severance pay	6,175	5,673
Negative goodwill	16,028	16,028
Deferred income taxes	23,329	23,936

Commitments and contingent liabilities (note 4)

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000 shares authorized no shares issued	—	—
Common stock - $.01 par value; 150,000 shares authorized; issued: 59,112 at June 30, 2003 and 58,733 at December 31, 2002	591	587
Additional paid-in capital	215,123	214,224
Accumulated deficit	(40,358)	(45,853)
Accumulated other comprehensive income	416	117
Total stockholders’ equity	175,772	169,075
Total liabilities and stockholders’ equity	$280,683	$285,431

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002*	2003	2002*
Revenues:
Product sales	$54,998	$42,143	$28,048	$23,205
Contract fees	743	978	377	414
Royalties	1,570	2,161	1,047	1,145
Other revenues	1,601	666	1,464	336
	58,912	45,948	30,936	25,100
Expenses:
Research and development	13,856	17,143	7,408	8,208
Marketing and sales	11,978	9,265	5,407	4,816
General and administrative	11,496	6,791	6,445	3,566
Cost of product sales	9,680	6,660	5,194	3,489
Amortization of intangibles associated with acquisition	2,025		1,012
Commissions and Royalties	2,231	1,095	1,821	412
	51,266	40,954	27,287	20,491
Operating income	7,646	4,994	3,649	4,609

Other income, net	421	(84)	39	(1,012)
Income before income taxes	8,067	4,910	3,688	3,597

Income taxes	2,572	1,560	1,176	1,236
Net income	$5,495	$3,350	$2,512	$2,361

Earnings per common share:
Basic	$0.09	$0.06	$0.04	$0.04
Diluted	$0.09	$0.06	$0.04	$0.04

Weighted average number of common and common equivalent shares:
Basic	58,942	58,354	59,044	58,403
Diluted	59,182	58,573	59,485	58,498

The accompanying notes are an integral part of these consolidated financial statements.

*Reclassified to conform to current presentation.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2002	58,733	$587	$214,224	$(45,853)	$117	$169,075
Comprehensive income:
Net income for six months ended June 30, 2003				5,495		5,495
Unrealized gain on marketable securities, net					52	52
Currency translation adjustment					247	247
Total comprehensive income						5,794
Issuance of common stock	379	4	899			903
Balance, June 30, 2003	59,112	$591	$215,123	$(40,358)	$416	$175,772

The accompanying notes are an integral part of this consolidated financial statement.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,495	$3,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,978	1,337
Amortization of intangible assets associated with acquisition	2,025	—
Deferred revenues	(530)	(823)
Deferred income taxes	(704)	—
Provision for severance pay	502	288
Provision for inventory reduction	—	400
Unrealized (gain) loss on investments	(286)	1,359
Gain on sales of short-term investments	(265)	—
Gain (loss) on sales of fixed assets	(36)	2
Common stock issued as payment for services	143	35
Changes in: Accounts receivables	16,097	3,043
Inventories	(566)	1,295
Prepaid expenses and other current assets	(3,944)	(660)
Accounts payable	(9,363)	(325)
Other current liabilities	1,023	843

Net cash provided by operating activities

11,569

10,144

Cash flows from investing activities:
Capital expenditures	(4,104)	(9,013)
Proceeds from sales of short-term investments	1,204	30,542
Severance pay funded	(308)	(152)
Cash paid in acquisition	(41)	—
Proceeds from sales of fixed assets	38	—
Short-term investments	(21)	(1,156)
Changes in other long-term assets	(21)	(86)
Net cash (used in) provided by investing activities	(3,253)	20,135

Cash flows from financing activities:
Repayment of long-term debt	(2,470)	—
Proceeds from issuance of common stock	759	896
Net cash (used in) provided by financing activities	(1,711)	896

Effect of exchange rate changes	247	—
Net increase in cash and cash equivalents	6,852	31,175
Cash and cash equivalents at beginning of period	12,211	75,451
Cash and cash equivalents at end of period	$19,063	$106,626

Supplementary Information
Other information:
Income tax paid	$3,039	$1,501
Interest paid	$261	$289

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Savient Pharmaceuticals, Inc. (the “Company” or “Savient”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six month periods ending June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

On June 23, 2003, our corporate name was changed to Savient Pharmaceuticals, Inc. and our NASDAQ ticker symbol became SVNT.  Over the past several years, our direction and strategic focus has evolved.  We have grown beyond our initial focus on recombinant therapeutic products into a profitable pharmaceutical business now encompassing the development, manufacture, and marketing of both niche-focused specialty pharmaceuticals and biologic products.  In conjunction with the name change, our website address has been changed to www.savientpharma.com.  Our wholly owned subsidiaries, Bio-Technology General (Israel) Ltd. and Rosemont Pharmaceuticals Limited, have retained their corporate names.

The consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to the results of operations for the three and six months ended June 30, 2002 to conform to the current year presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2:   Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined using the weighted-average method.  If inventory costs exceed expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value.  These reserves are determined based on significant estimates.

Inventories at June 30, 2003 and December 31, 2002 are summarized below:

	June 30, 2003	December 31, 2002
Raw material	$3,042,000	$2,214,000
Work in process	3,549,000	3,018,000
Finished goods	10,587,000	11,380,000
Total	$17,178,000	$16,612,000

Note 3:   Earnings Per Share of Common Stock

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

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Six Months Ended June 30,		Three Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands)	2003	2002	2003	2002

Basic	58,942	58,354	59,044	58,403
Incremental shares for assumed conversion of options	240	219	441	95
Diluted	59,182	58,573	59,485	58,498

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised.  For the six months ending June 30, 2003 and 2002, options to purchase 7,490,500 and 7,565,000 shares respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

Note 4:   Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounts for stock-based compensation arrangements with employees and outside directors in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option.  No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant.  The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Six months ended June 30,		Three months ended March 31,
	2003	2002	2003	2002
	(in thousands except per share data)		(in thousands except per share data)
Net Income
As reported	$5,495	$3,350	$2,512	$2,361
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,594	6,647	2,928	3,096
Pro forma net loss	$(1,099)	$(3,297)	$(416)	$(735)
Basic earnings (loss) per common share
As reported	$0.09	$0.06	$0.04	$0.04
Pro forma	$(0.02)	$(0.06)	$(0.01)	$(0.01)
Diluted earnings (loss) per common share
As reported	$0.09	$0.06	$0.04	$0.04
Pro forma	$(0.02)	$(0.06)	$(0.01)	$(0.01)

Note 5:  Commitments and Contingencies

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

On January 23, 2003, a purported shareholder derivative action was filed on behalf of the Company against nine of the Company’s officers and directors alleging breach of their fiduciary duties, the Company’s former auditor, Arthur Andersen, and the Company as a nominal defendant, seeking unspecified money damages.  The allegations against the officers and directors in the derivative action arise out of substantially the same events and disclosures as are at issue in the purported shareholder class actions.  The derivative action is pending under the caption Nelson v. Conrad, No. 7-794-03, in the Superior Court of New Jersey, Middlesex County.  A second purported shareholder derivative action,

Millet v. Conrad, No. L-1275-03, was filed on February 14, 2003 and was withdrawn on July 2, 2003.  It is anticipated that it will be consolidated with the first filed derivative suit.

The Company intends to vigorously defend against all allegations of wrongdoing asserted against it and understands that the individual defendants intend to defend as well.  The Company has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents.  In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy.  These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of June 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Bristol-Myers Squibb Company (“BMS”) contract manufactured Delatestryl for Savient until it closed its manufacturing facility in July 2001.  We currently expect that our Delatestryl inventory sourced from BMS will run out during 2003, with the exact timing depending on demand and our allocation of available inventory.  In March 2003, we obtained a new contract manufacturer for Delatestryl, and we are in the process of qualifying this new manufacturing site.  We are working toward introducing Delatestryl manufactured at this new site toward the end of 2003, subject to inspection and approval by the FDA.  We cannot sell Delatestryl manufactured by this new supplier until FDA approval is obtained and, as a result, we expect our remaining Delatestryl inventory may be exhausted before our new manufacturer will be in a position to supply Delatestryl to us.  Once our Delatestryl inventory sourced from BMS runs out, we will not be able to meet customer demand for Delatestryl until we can obtain FDA approval of our new source of Delatestryl and our current Delatestryl customers may have to use a competing product.  We cannot assure you that we will be able to obtain FDA approval of our new source of Delatestryl on a timely basis or at all and, even if we are able to do so, that our customers will return to using our product.

Note 6:  New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company believes that the adoption of SFAS No. 149 will not have a material effect on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no material effect on the Company’s financial position and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2003

compared with three and six months ended June 30, 2002

Statements in this Quarterly Report on Form 10-Q concerning Savient’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, development, introduction or consumer acceptance of competing products, changes in pricing or other actions by competitors, patents owned by Savient and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product or other litigation liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, for the year ended December 31, 2002.

Overview

We are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments.  We distribute our products on a worldwide basis primarily through a direct sales force in the United States, the United Kingdom (for our oral liquid products) and Israel and primarily through third-party license and distribution relationships elsewhere.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, Savient has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and several of which are in pre-clinical development.

Savient was founded in 1980 to develop, manufacture and market novel therapeutic products.  In September 2002, we acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets primarily prescription  products in oral liquid form.  Savient’s overall administration, finance, legal and patent activities, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly owned subsidiary in Israel. Development, manufacture, distribution and sale of our oral liquid products are carried out through Rosemont in the United Kingdom.

On June 23, 2003, our corporate name was changed to Savient Pharmaceuticals, Inc. and our NASDAQ ticker symbol became SVNT.  Over the past several years, our direction and strategic focus has evolved.  We have grown beyond our initial focus on recombinant therapeutic products into a profitable pharmaceutical business now encompassing the development, manufacture, and marketing of both niche-focused specialty pharmaceuticals and biologic products.  In conjunction with the name change, our website address has been changed to www.savientpharma.com.  Our wholly owned subsidiaries, Bio-

Technology General (Israel) Ltd. and Rosemont Pharmaceuticals Limited, have retained their corporate names.

Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals Limited, a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $5,462,000) for Rosemont, which was funded from our cash on hand, was approximately $104,585,000, excluding Rosemont’s cash balances. In connection with the acquisition, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  Our results of operations for the three and six months ended June 30, 2002 do not include the results of operations of Rosemont for that period and, therefore, comparisons of our results of operations for the three and six months ended June 30, 2002 and 2003 may not necessarily be meaningful.

2003 Outlook

Early in 2002, we announced our intention to invest more heavily in research and development and marketing and sales activities and provided guidance that, as a consequence, 2002 earnings would not match those of 2001, although growth in earnings would resume in 2003.  Savient anticipates growth in revenues and earnings per share in 2003.  In particular, with the transition of Oxandrin to a direct to wholesaler business model (vs. selling to Accredo), availability, as of October 2002, of the Oxandrin 10-mg tablet strength in addition to the 2.5-mg tablet, as well as the broader focus of the Savient sales force in new areas of potential demand for an effective involuntary weight loss product, Oxandrin sales are currently  expected to grow, although three states with budget crises – New York, California, and Florida have recently eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin under their AIDS Drug Assistance Programs (“ADAP”), which is currently anticipated to adversely impact sales of Oxandrin in those states.  Efforts and discussions are ongoing with these state agencies, and while we hope to succeed in reversing these recent state ADAP changes, we cannot predict whether we will be successful.  If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will be adversely impacted.  Additionally, in July 2003, we became aware that a second drug master file (DMF) for oxandrolone was filed with the FDA in the second quarter of 2003 by Cedarburg Pharmaceuticals, L.L.C.  A DMF filing, like the earlier filing by Solchem, that has previously been disclosed, is a filing by a supplier of bulk active pharmaceutical ingredient (API).  These API suppliers could be a source of API for finished dosage manufacturers of oxandrolone, including a generic.  Human growth hormone sales are expected to be less than those of 2002 primarily due to  changes in the purchasing patterns of Savient’s customers.  Delatestryl sales are expected to be approximately $9,000,000 in  2003, compared to $15,595,000 in 2002, due to anticipated supply constraints following heavier than expected demand in 2002 and limitations on inventory as we transition to a new supplier.  Sales of oral liquid pharmaceutical products by Rosemont are anticipated to continue to grow at their historical rates and are expected to make a significant contribution to Savient’s 2003 revenues.  Contract fees and royalty revenues are expected to approximate their 2002 levels.

Increases in expenses in 2003 compared to 2002 are expected due to Savient’s heavy commitment to its pipeline products and associated research and development costs.  We currently anticipate that research and development expense will be approximately 27 to 33% of our total revenues on a full year basis, although there will be some variability in this percentage on a quarterly basis with the full year percentage a function of the timing of research and development expenses and full year revenues achieved.  Incremental investment in marketing and sales to maximize the commercial potential of Savient’s marketed products in the U.S. and the U.K. is also anticipated.  Cost of goods as a percentage of sales is anticipated to grow throughout the year as a function of product mix, the Rosemont contribution to total product sales, and the validation of Savient’s new production facility in Israel.  General and administrative expenses as a percentage of total revenues for the six months ending June 30, 2003 have been greater than the comparable period of 2002 and are expected to continue above the 2002 rate for the remainder of 2003.  Additionally, amortization of intangibles expense is expected to increase to approximately $4.0 million on an annual rate, reflecting the full year impact of the Rosemont acquisition.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on our statements of operations.

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Products sales	93.3%	91.7%	90.7%	92.5%
Contract fees	1.3	2.1	1.2	1.6
Royalties	2.7	4.7	3.4	4.6
Other revenues	2.7	1.5	4.7	1.3
Total	100.0%	100.0%	100.0%	100.0%
Expenses:
Research and development	23.5	37.3	23.9	32.7
Marketing and sales	20.3	20.1	17.5	19.2
General and administrative	19.5	14.8	20.8	14.2
Cost of product sales	16.4	14.5	16.8	13.9
Amortization of intangibles associated with acquisition	3.5	—	3.3	—
Royalties	3.8	2.4	5.9	1.6
Total	87.0	89.1	88.2	81.6

Operating income	13.0	10.9	11.8	18.4
Other income, net	0.7	(0.2)	0.1	(4.0)
Income before income taxes	13.7	10.7	11.9	14.4
Income taxes	4.4	3.4	3.8	4.9
Net income	9.3%	7.3%	8.1%	9.5%

Savient has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which Savient may earn up-front contract fees, may receive funding for additional research, is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices, and may receive royalties on sales of product.  We anticipate that product sales will continue to constitute the majority of our revenues in the future.  Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for our products, the operational needs of our customers, new product introductions by Savient and our competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

The following table summarizes Savient’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003		2002		2003		2002
	(dollars in thousands)				(dollars in thousands)

Oxandrin®	$25,984	47.2%	$21,872	51.9%	$14,121	50.4%	$12,316	53.1%
Oral liquid pharmaceutical products	12,044	21.9	—	—	6,422	22.9	—	—
Human growth hormone	8,162	14.8	9,229	21.9	3,732	13.3	7,856	33.9
Delatestryl®	4,592	8.4	7,249	17.2	1,442	5.1	1,031	4.4
BioLon™	3,456	6.3	3.456	8.2	1,823	6.5	1,809	7.8
Other	760	1.4	337	0.8	508	1.8	193	0.8
Total	$54,998	100.0%	$42,143	100.0%	$28,048	100.0%	$23,205	100.0%

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

The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the period indicated:

	Six Months Ended June 30,				Three Months Ended June 30,
	(dollars in thousands)				(dollars in thousands)
	2003		2002		2003		2002
United States	$30,522	55.5%	$30,933	73.4%	$15,572	55.5%	$15,176	65.4%
United Kingdom	11,389	20.7	—	—	5,984	23.2	—	—
Other International	13,087	23.8	11,210	26.6	6,492	21.3	8,029	34.6
Total	$54,998	100.0%	$42,143	100.0%	$28,048	100.0%	$23,205	100.0%

Comparison of Six Months Ended June 30, 2003 and June 30, 2002.

Revenues.  Total revenues increased 28.2% in the six months ended June 30, 2003 to $58,912,000 from $45,948,000 in the six months ended June 30, 2002.  The increase in total revenues from the comparable prior period was mainly due to the increase in product sales.  Rosemont sales of $12,044,000 accounted for 92.9% of the $12,964,000 increase in revenues.

Product sales increased by $12,855,000, or 30.5%, in the six months ended June 30, 2003 from the comparable prior period in 2002. Oxandrin sales in the six months ended June 30, 2003 were $25,984,000, an increase of $4,112,000, or 18.8%, from the six months ended June 30, 2002.

The increase in Oxandrin sales largely reflects higher end user purchases of the product offset to some extent by the fact that until the fourth quarter of 2002, Savient sold its Oxandrin to Accredo Health, Incorporated and its predecessors, which then sold the product to wholesalers.  With the introduction of the 10-mg tablet, Savient began to sell Oxandrin directly to wholesalers, although Accredo continued to distribute the 2.5-mg Oxandrin tablet through the first quarter of 2003 until it completed the liquidation of its inventory position in March 2003.  As a result, Oxandrin sales in the first quarter of 2003 were lower than actual demand as Accredo reduced its inventory levels by selling more product to wholesalers than it purchased from Savient.

Sales of human growth hormone were $8,162,000 in the six months ended June 30, 2003, a decrease of $1,067,000, or 11.6%, from the comparable period in 2002.  The decrease in sales of human growth hormone was primarily due to changes in the purchasing patterns of Savient’s customers.

Sales of Delatestryl in the six months ended June 30, 2003 were $4,592,000, a decrease of $2,657,000, or 36.7%, compared to the comparable period in 2002.  The Company experienced a significant increase in Delatestryl sales beginning in late 1998, primarily due to the FDA stopping the production of a competing generic injectable testosterone product used to treat men with hypogonadism (testosterone deficiency), which product has not to date been re-introduced.  Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

Bristol-Myers Squibb Company (“BMS”) contract manufactured Delatestryl for Savient until it closed its manufacturing facility in July 2001.  We currently expect that our Delatestryl inventory sourced from BMS will run out during 2003, with the exact timing depending on demand and our allocation of available inventory.  In March 2003, we obtained a new contract manufacturer for Delatestryl, and we are in the process of qualifying this new manufacturing site.  We are working toward introducing Delatestryl manufactured at this new site toward the end of 2003, subject to inspection and approval by the FDA.  We cannot sell Delatestryl manufactured by this new supplier until FDA approval is obtained and, as a result, we expect our remaining Delatestryl inventory may be exhausted before our new manufacturer will be in a position to supply Delatestryl to us.  Once our Delatestryl inventory sourced from BMS runs out, we will not be able to meet customer demand for Delatestryl until we can obtain FDA approval of our new source of Delatestryl and our current Delatestryl customers may have to use a competing product.  We cannot assure you that we will be able to obtain FDA approval of our new source of Delatestryl on a timely basis or at all and, even if we are able to do so, that our customers will return to using our product.

Contract fees in the six month periods ended June 30, 2003 and 2002 represent mainly contract fees received in prior periods but recognized in the six months ended June 30, 2003 and 2002 in accordance with SAB 101.

Royalties were $1,570,000 in the six months ended June 30, 2003, as compared to $2,161,000 in the same period in 2002.  These revenues consist mainly of royalties from Mircette, Silkis and insulin products.  Royalties from Mircette decreased approximately $761,000 in the 2003 period compared to 2002 as a result of the introduction of a generic version of Mircette in 2002.

Other revenues primarily consist of partial research and development funding by the Chief Scientist of the State of Israel and contract manufacturing for third parties.  The increase of $935,000 is primarily as a result of increased recognition of partial research and development funding from the Chief Scientist of the State of Israel.

Research and development expense decreased 19.2% in the six months ended June 30, 2003 as compared to the same period in 2002.  The decrease in research and development expenditures resulted mainly from the fact that in the first quarter of 2002 Savient had significantly higher research and development activities for Prosaptide following the acquisition of Myelos and also had higher activities associated with developing an alternate manufacturing site for its Oxandrin product as compared to 2003, partially offset by the inclusion of Rosemont’s development expenses of $652,000 in 2003.  Research and development expense, representing 23.5% of revenues during the first half of 2003, was less than our previously announced expectation of approximately 30% of total revenues for the year due to the timing of various development activities, including clinical trial related expenses.

Marketing and sales expense in the six months ended June 30, 2003 increased by 29.3% or $2,713,000.  As a percentage of revenues, marketing and sales expense remained relatively constant at 20% of revenues for the six months ended June 30, 2003 and 2002.  The increase of $2,713,000 in sales and marketing is primarily as a result of the inclusion of Rosemont’s marketing and sales expense of $2,531,000.

General and administrative expense increased by $4,705,000, or 69.3% in the six months ended June 30, 2003 from the comparable prior period.  The increase is mainly due to increases in professional services fees of approximately $1,020,000 primarily due to an increase in legal fees; the inclusion of Rosemont’s general and administrative expenses of $1,018,000; increases in compensation of approximately $900,000; increases in insurance of $500,000 and increases of approximately $500,000 associated with our new corporate headquarters which we occupied in November 2002.

Cost of product sales increased by 45.4% in the six months ended June 30, 2003 to $9,680,000 from $6,660,000 in the six months ended June 30, 2002.  Cost of product sales as a percentage of product sales increased from 15.8% in the comparable period of 2002 to 17.6% for the six months ended June 30, 2003.  The increase in the cost of product sales as a percentage of product sales was a function of the addition of sales of our oral liquid products, which have a higher cost of goods than some of our other products, and a change in the mix of our other product sales. Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

Amortization of Intangibles Associated with Acquisition.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $2,025,000 of amortization of these intangibles in the first six months of 2003.

Commissions and Royalties expense was $2,231,000 in the six months ended June 30, 2003, as compared to $1,095,000 in the same period of last year.  These expenses in 2003 consist primarily of commissions paid to the Ross Products Division of Abbott Laboratories (“Ross”) on the purchases of Oxandrin in the long-term care market, and royalties to entities from which we licensed certain of our products and the Chief Scientist.  Prior to March 31, 2003,  Ross had instead been able, under its agreement with Savient, to purchase Oxandrin at a discount (with the discount being classified as a sales allowance) from the Company and sell it to Accredo for resale to Accredo’s customers.

Other income, net increased by $505,000 from the comparable prior period due to the recognition of unrealized capital losses of $1,359,000 in the comparable period ended June 30, 2002, offset by a decrease in interest income in the six months ended June 30, 2003 mainly due to lower cash, cash equivalents and short-term investments as a result of the purchase of Rosemont on September 30, 2002.

Income Taxes.  Provision for income taxes for the six months ended June 30, 2003 was $2,572,000, representing approximately 31.9% of income before income taxes, as compared to $1,560,000, or 31.8% of income before income taxes, in the comparable period last year.  Savient’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and because of various tax benefits, tax credits and similar items which reduce the effective tax rate and the respective levels of income in any particular period.

Earnings per Common Share.  Savient had approximately 588,000 additional basic weighted average shares outstanding for the six month period ended June 30, 2003 as compared to the same period in 2002.  The increased number of basic shares was primarily the result of the issuance, subsequent to June 30, 2002, of shares pursuant to the Company’s employee stock purchase plan.  Diluted weighted average shares in 2003 was 59,182,000, approximately 609,000 share increase over 2002, due to the increase in the actual number of shares outstanding, partially offset by the fact that fewer outstanding options were considered common equivalents in the six months of 2003 because their exercise price was above the average fair market value of the common stock for the first half of 2003, which average fair market value was lower than in the comparable period in 2002.

Comparison of Three Months Ended June 30, 2003 and June 30, 2002.

Revenues.  Total revenues increased 23.3% in the three months ended June 30, 2003 to $30,936,000 from $25,100,000 in the three months ended June 30, 2002.  The increase was driven primarily by increased product sales, due to the inclusion of Rosemont’s sales of oral liquid pharmaceuticals in the United Kingdom and an increase in sales of Oxandrin, partially offset by lower sales of human growth hormone.  Savient acquired the Rosemont business on September 30, 2002; therefore there were no revenues reported from Rosemont in the second quarter of 2002.

Product sales in the three months ended June 30, 2003 increased 20.9% to $28,048,000 from $23,205,000, an increase of $4,843,000 from the comparable period in 2002.

The increase in Oxandrin sales of $1,805,000 or 14.7% from the comparable period in 2002 largely reflects higher end user purchases of the product.  Sales of human growth hormone were $3,732,000 in the three months ended June 30, 2003, a decrease of $4,124,000 from the comparable period in 2002.  This decrease is primarily due to changes in the purchasing patterns of Savient’s customers.

Sales of Delatestryl in the three months ended June 30, 2003 increased by $411,000 or 39.9% from the comparable period in 2002.  The increase is principally due to the fact that the majority of Delatestryl sales in the prior year occurred in the first quarter of 2002 and demand decreased in the second quarter of 2002 as inventory levels at the distributor were high.

Contract fees in the three month periods ended June 30, 2003 and 2002 represent mainly contract fees received in prior periods but recognized in the three months ended June 30, 2003 and 2002 in accordance with SAB 101.

Royalties  were $1,047,000 in the three months ended June 30, 2003, as compared to $1,145,000 in the same period in 2002.  These revenues consist mainly of royalties from Mircette, Silkis and insulin products.

Other revenues primarily consist of partial research and development funding by the Chief Scientist of the State of Israel and contract manufacturing for third parties.  The increase of $1,128,000 is primarily as a result of increased recognition of partial research and development funding from the Chief Scientist of the State of Israel.

Research and development expense decreased $800,000 or 9.8% in the three months ended June 30, 2003 as compared to the same period in 2002.  The decrease in research and development expenditures resulted mainly from timing of activities partially offset by the inclusion of Rosemont’s development expenses of $321,000 in the three months ended June 30, 2003.

Marketing and sales expense in the three months ended June 30, 2003 increased by 12.3% or $591,000.  As a percentage of revenues, marketing and sales expense was 17.5% and 19.2% for the three months ended June 30, 2003 and 2002, respectively.  The increase in sales and marketing is primarily as a result of the inclusion of Rosemont’s marketing and sales expense of $1,387,000, partially offset by a decrease in marketing and sales expenses in the U.S. due to a decrease in compensation and in marketing project cost.

General and administrative expense increased by 80.7% in the three months ended June 30, 2003 or by $2,879,000 from the comparable prior period.  This increase is mainly due to increases in professional services of approximately $710,000 primarily due to an increase in legal fees;  the inclusion of Rosemont’s general and administrative expenses of $636,000; increases in compensation of approximately $400,000; an increase in insurance expense of $380,000 and an increase  of approximately $270,000  associated with our new corporate headquarters which we occupied in November of 2002.

Cost of product sales increased by 48.9% in the three months ended June 30, 2003 to $5,194,000 from $3,489,000 in the three months ended June 30, 2002.  Cost of product sales as a percentage of product sales increased from 15.0% in the comparable period of 2002 to 18.5% for the three months ended June 30, 2003.  The increase in the cost of product sales as a percentage of product sales was a function of the addition of sales of our oral liquid products, which have a higher cost of goods than some of our other products, and a change in the mix of our other product sales.  Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.

Amortization of Intangibles Associated with Acquisition.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $1,012,000 of amortization of these intangibles in the three months ended June 30, 2003.

Commissions and Royalties expense were $1,821,000 in the three months ended June 30, 2003, as compared to $412,000 in the same period of last year.   These expenses in 2003 consist primarily of commission expense paid to the Ross Products Division of Abbott Laboratories (“Ross”) on the purchases of Oxandrin in the long-term care market, and royalties to entities from which we licensed certain of our products and the Chief Scientist.  Prior to March 31, 2003, Ross had instead been able, under its agreement with Savient, to purchase Oxandrin at a discount (with the discount being classified as a sales allowance) from the Company and sell it to Accredo for resale to Accredo’s customers.

Other income, net increased by $1,051,000 from the comparable prior period due to the recognition of unrealized capital losses of $1,359,000 in the three months ended June 30, 2002, offset by a decrease in interest income in the three months ended June 30, 2003 mainly due to lower cash, cash equivalents and short-term investments as a result of the purchase of Rosemont on September 30, 2002.

Income Taxes.  Provision for income taxes for the three months ended June 30, 2003 was $1,176,000, representing approximately 31.9% of income before income taxes, as compared to $1,236,000, or 34.4% of income before income taxes, in the comparable period last year.  Savient’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and because of various tax benefits, tax credits and similar items which reduce the effective tax rate and the respective levels of income in any particular period.

Earnings per Common Share.  Diluted weighted average shares in the three months ended June 30, 2003 was 59,485,000, approximately 987,000 share increase over 2002, due to the increase in the actual number of shares outstanding, partially offset by the fact that fewer outstanding options were considered common equivalents in the thee months ended June 30, 2003 because their exercise price was above the average fair market value of the common stock for the second quarter of 2003, which average fair market value was lower than in the comparable period in 2002.

Liquidity and Capital Resources

Savient’s working capital at June 30, 2003 was $32,100,000, as compared to $29,059,000 at December 31, 2002.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  Savient expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by Savient.  Net cash increased by $6,852,000  in the six months ended June 30, 2003.

Net cash provided by operating activities was $11,569,000 and $10,144,000 in the six months ended June 30, 2003 and 2002, respectively.  Net income was $5,495,000 and $3,350,000 in the same periods, respectively.  In the six months ended June 30, 2003, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $16,097,000, depreciation and amortization of $1,978,000 and amortization of intangible assets associated with acquisition of $2,025,000, partially offset by a decrease in accounts payable of $9,363,000 and an increase in prepaid expenses and other current assets of $3,944,000.  The decrease in accounts receivable in the six months ended June 30, 2003 largely reflects the one-time benefit of transitioning to a direct to wholesaler business model which was completed at March 31, 2003, rather than selling to Accredo.  This decrease in accounts receivable was offset to some extent by a decline in accounts payable during the same period.  In the six months ended June 30, 2002, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $3,043,000, a decrease in inventories of $1,295,000, an unrealized loss on investment of $1,359,000 and depreciation and amortization of $1,337,000.

Net cash (used in) provided by investing activities was $(3,253,000) and $20,135,000 in the six months ended June 30, 2003 and 2002, respectively.  Net cash (used in) provided by investing activities included capital expenditures of $4,104,000 and $9,013,000 in these periods, respectively, primarily for the new manufacturing facility.  The remainder of the net cash (used in) provided by investing activities was primarily for purchases and sales of short-term investments.

Net cash (used in) provided by financing activities was $(1,711,000) and $896,000 in the six months ended June 30, 2003 and 2002, respectively, representing in 2003 repayment of $2,470,000 of debt, partially offset by net proceeds from issuance of common stock primarily pursuant to our employee stock purchase plan, and in 2002 primarily net proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

In April 1999, Savient purchased a facility in Israel for approximately $6,500,000 (including local taxes and legal fees). Construction of a modern biologics production facility designed to meet FDA cGMP requirements for biologics and devices was completed at the end of 2001, and validation is almost completed.  Process validation for products manufactured in the existing facility to be transferred to the new facility will begin in the near term.  Production of these products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which Savient anticipates will occur during the period from the end of 2003 through the end of 2004, depending on product and territory.  Through June 30, 2003, Savient has spent approximately $42,322,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and expects to spend approximately $9,000,000 to complete validation activities, of which approximately $7,150,000 has been expended through June 30, 2003.  Depreciation of this facility is expected to begin once it has received the necessary regulatory approvals and the asset is ready for its intended use.  In June 2000 BTG-Israel entered into a credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Loans under the facility bear interest at the rate of LIBOR plus 1%.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company.  At June 30, 2003 the balance outstanding under this facility amounts to $15,555,500.

At June 30, 2003, Savient had outstanding long-term borrowings of $16,426,000, of which $3,532,600 is due during the remainder of 2003, $7,060,800 is due in 2004 and the remaining $5,832,600 due in 2005.  Borrowings are repaid monthly in equal installments.

We currently believe that our remaining cash resources as of June 30, 2003, together with anticipated product sales and royalties, will be sufficient to fund our current operations for the next twelve months.  There can, however, be no assurance that product sales and royalties will occur as anticipated, that current agreements with third party distributors of Savient’s products will not be canceled, that Savient will not use a substantial portion of its cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of Savient’s future cash requirements will depend in large part on the status of commercialization of Savient’s products, generic competition for its products, Savient’s ability to enter into additional research and development and licensing arrangements, and Savient’s ability to obtain additional equity investments, if necessary.  There can be no assurance that Savient will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  To date Savient’s exposure to market risk has been limited.  Savient does not currently hedge any market risk, although it may do so in the future.  Savient does not hold or issue any derivative financial instruments for trading or other speculative purposes.

Savient’s obligations under its credit facility bear interest at floating rates and, therefore, Savient is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $15,555,500 outstanding under this facility at June 30, 2003 would result in an increase in its annual interest expense of $155,555.  Because these borrowings relate to the construction of Savient’s new facility, interest expense is currently being capitalized.

Savient’s material interest bearing assets consist of cash and cash equivalents and short-term investments, which today consist primarily of investments in commercial paper, time deposits and other debt instruments.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations.  We manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities.  The cost of our operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  To the extent that expenses in Shekels exceed BTG-Israel’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in the Israeli market), the devaluations of Israeli currency have been and will continue to impact Savient’s financial condition.  However, should BTG-Israel’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect Savient’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, Savient’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

CONTROLS AND PROCEDURES

Savient maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, Savient’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Savient’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Savient has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Savient’s management, including Savient’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Savient’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Savient’s disclosure controls and procedures were effective in ensuring that material information relating to Savient is made known to the Chief Executive Officer and Chief Financial Officer by others within Savient during the period in which this report was being prepared.

There were no changes in Savient’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Savient's internal control over financial reporting.

Part  II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)               The Annual Meeting of Stockholders of Savient Pharmaceuticals, Inc. was held on June 17, 2003.

(b)              (i)        The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

Name	Votes For	Votes Withheld
Herbert J. Conrad	50,145,446	1,445,882
Sim Fass	50,968,236	623,092
Jeremy Hayward-Surry	50,146,090	1,445,238
Stephen O. Jaeger	50,963,790	627,538
Carl Kaplan	42,630,844	8,960,484
David Tendler	50,130,268	1,461,060
Virgil Thompson	49,655,150	1,936,178
Faye Wattleton	50,145,679	1,445,649
Herbert Weissbach	50,146,689	1,444,639

(c)                      In addition to the election of Directors, a proposal to change the Company’s name to Savient Pharmaceuticals, Inc. was approved, with 50,852,250 shares voted in favor, 584,030 shares voted against, 155,048 shares abstained and 6,552,782 broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

	(1)	Exhibits

	3.1	Certificate of Amendment to Certificate of Incorporation.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)           Reports on Form 8-K

Current Report on Form 8-K dated May 1, 2003, containing Savient’s press release announcing its first quarter financial results and containing Dr. Fass’ presentation in the earnings conference call.

Current Report on Form 8-K dated May 2, 2003 containing the transcript of Savient’s first quarter earnings conference call.

Current Report on Form 8-K dated June 5, 2003 containing certain statements made by Savient at the UBS Warburg Global Specialty Pharmaceuticals Conference.

Current Report on Form 8-K dated June 23, 2003 containing certain statements made by Savient in meetings held with investors following Savient’s annual meeting of stockholders.

Current Report on Form 8-K dated July 24, 2003 containing Savient’s press release announcing its second quarter 2003 financial results and containing the transcript of Savient’s second quarter earnings conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Sim Fass
Sim Fass
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Whitney K. Stearns, Jr.
Whitney K. Stearns, Jr.
Senior Vice President-Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 13, 2003