Form 10-Q
period 2003-09-30
SAVIENT PHARMACEUTICALS INC
filed 2003-11-14
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of November 5, 2003:  59,544,843

Part I. FINANCIAL INFORMATION

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS:
Current Assets
Cash and cash equivalents	$16,927	$12,211
Short-term investments	3,787	4,336
Accounts receivable, net	25,539	35,764
Inventories	18,609	16,612
Deferred income taxes	4,286	4,176
Prepaid expenses and other current assets	5,783	2,829
Total current assets	74,931	75,928

Property and equipment, net	70,676	66,596
Intangible assets, net	76,776	79,878
Goodwill	40,121	40,080
Deferred income taxes	15,830	16,380
Severance pay funded	3,040	2,783
Other assets (including restricted cash of $1,280)	4,173	3,786
Total assets	$285,547	$285,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $6,169 at September 30, 2003 and $5,464 at December 31, 2002)	$18,361	$21,618
Current portion of long-term debt	7,060	6,674
Deferred revenues	903	1,557
Other current liabilities	16,081	17,020
Total current liabilities	42,405	46,869

Long-term debt	7,598	12,222
Deferred revenues	8,048	11,628
Severance pay	6,432	5,673
Negative goodwill	16,028	16,028
Deferred income taxes	23,626	23,936

Commitments and contingent liabilities (note 4)

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000 shares authorized no shares issued	—	—
Common stock - $.01 par value; 150,000 shares authorized; issued: 59,468 at September 30, 2003 and 58,733 at December 31, 2002	594	587
Additional paid-in capital	216,212	214,224
Accumulated deficit	(36,000)	(45,853)
Accumulated other comprehensive income	604	117
Total stockholders’ equity	181,410	169,075
Total liabilities and stockholders’ equity	$285,547	$285,431

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002*	2003	2002*
Revenues:
Product sales	$87,110	$66,862	$32,112	$24,719
Contract fees	1,070	1,240	327	262
Royalties	2,425	3,120	855	959
Other revenues	2,088	959	487	293
	92,693	72,181	33,781	26,233
Expenses:
Research and development	25,384	23,921	11,528	6,778
Marketing and sales	17,390	14,465	5,412	5,200
General and administrative	17,839	10,873	6,343	4,082
Cost of product sales	14,556	9,757	4,876	3,097
Amortization of intangibles associated with acquisition	3,038	—	1,013	—
Commissions and royalties	3,935	1,530	1,704	435
	82,142	60,546	30,876	19,592
Operating income	10,551	11,635	2,905	6,641

Other income, net	3,938	1,394	3,517	1,478
Income before income taxes	14,489	13,029	6,422	8,119

Income taxes	4,636	4,025	2,064	2,465
Net income	$9,853	$9,004	$4,358	$5,654

Earnings per common share:
Basic	$0.17	$0.15	$0.07	$0.10
Diluted	$0.17	$0.15	$0.07	$0.10

Weighted average number of common and common equivalent shares:
Basic	59,076	58,414	59,339	58,531
Diluted	59,555	58,665	60,164	58,578

The accompanying notes are an integral part of these consolidated financial statements.

*Reclassified to conform to current presentation.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
Balance, December 31, 2002	58,733	$587	$214,224	$(45,853)	$117	$169,075
Comprehensive income:
Net income for nine months ended September 30, 2003				9,853		9,853
Unrealized gain on marketable securities, net					146	146
Currency translation adjustment					341	341
Total comprehensive income						10,340
Issuance of common stock	735	7	1,988			1,995
Balance, September 30, 2003	59,468	$594	$216,212	$(36,000)	$604	$181,410

The accompanying notes are an integral part of this consolidated financial statement.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002*
Cash flows from operating activities:
Net income	$9,853	$9,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,110	1,896
Amortization of intangible assets associated with acquisition	3,038	—
Deferred revenues	(4,234)	(1,085)
Deferred income taxes	130	409
Provision for severance pay	759	277
Gain from forward contract	—	(800)
Provision for inventory reduction	—	400
Unrealized (gain) loss on investments	(286)	1,397
Loss (gain) on sales of short-term investments	(265)	64
(Gain) loss on sales of fixed assets	(36)	2
Common stock issued as payment for services	163	52
Changes in: Accounts receivables	10,225	(1,040)
Inventories	(1,997)	665
Prepaid expenses and other current assets	(2,954)	(860)
Accounts payable	(3,258)	1,788
Other current liabilities	(939)	487

Net cash provided by operating activities

13,309

12,656

Cash flows from investing activities:
Capital expenditures	(6,975)	(12,844)
Proceeds from sales of short-term investments	1,204	42,906
Purchase of short term investments	40	(6,002)
Severance pay funded	(257)	(246)
Net cash paid in acquisition	(41)	(95,724)
Proceeds from sales of fixed assets	38	—
Net proceeds from forward contract	—	800
Changes in other long-term assets	(538)	(2,466)
Net cash used in investing activities	(6,529)	(73,576)

Cash flows from financing activities:
Repayment of long-term debt	(4,238)	(397)
Proceeds from issuance of common stock	1,833	1,367
Net cash (used in) provided by financing activities	(2,405)	970

Effect of exchange rate changes	341	—
Net increase (decrease) in cash and cash equivalents	4,716	(59,950)
Cash and cash equivalents at beginning of period	12,211	75,451
Cash and cash equivalents at end of period	$16,927	$15,501

	Nine Months Ended September 30,
	2003	2002*
Supplementary Information
Other information:
Income tax paid	$4,242	$4,918
Interest paid	$346	$449

Acquisition of Rosemont
Tangible assets acquired	—	$12,586
Liabilities assumed	—	(4,728)
Goodwill	—	15,366
Intangible assets	—	80,838
Purchase price (including acquisition costs of $4,138)	—	$104,062
Less – accrued acquisition costs	—	(3,070)
Less – cash acquired	—	(5,268)
Net cash paid	—	$95,724

The accompanying notes are an integral part of these consolidated financial statements.

*Reclassified to conform to current presentation.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Savient Pharmaceuticals, Inc. (the “Company” or “Savient”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine month periods ending September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

On June 23, 2003, our corporate name was changed to Savient Pharmaceuticals, Inc. and our NASDAQ ticker symbol became SVNT.  Over the past several years, our direction and strategic focus has evolved.  We have grown beyond our initial focus on recombinant therapeutic products into a pharmaceutical business now encompassing the development, manufacture, and marketing of both niche-focused specialty pharmaceuticals and biologic products.  In conjunction with the name change, our website address has been changed to www.savientpharma.com.  Our wholly owned subsidiaries, Bio-Technology General (Israel) Ltd. and Rosemont Pharmaceuticals Limited, have retained their corporate names.

The consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain reclassifications have been made to the results of operations for the three and nine months ended September 30, 2002 and the cash flow statement for the nine months ended September 30, 2002 to conform to the current year presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2:  Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined using the weighted-average method.  If inventory costs exceed expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value.  These reserves are determined based on estimates.

Inventories at September 30, 2003 and December 31, 2002 are summarized below:

(In thousands)	September 30, 2003	December 31, 2002
Raw material	$5,720	$2,214
Work in process	2,680	3,018
Finished goods	10,209	11,380
Total	$18,609	$16,612

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

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Nine Months Ended September 30,		Three Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2003	2002	2003	2002
Basic	59,076	58,414	59,339	58,531
Incremental shares for assumed conversion of options	479	251	825	47
Diluted	59,555	58,665	60,164	58,578

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised.  For the nine months ended September 30, 2003 and 2002, options to purchase 5,697,120 and 7,485,000 shares respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

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

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
	(in thousands except per share data)		(in thousands except per share data)
Net Income
As reported	$9,853	$9,004	$4,358	$5,654
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,518	10,295	2,924	3,648
Pro forma net income (loss)	$335	$(1,291)	$1,434	$2,006
Basic earnings (loss) per common share
As reported	$0.17	$0.15	$0.07	$0.10
Pro forma	$0.01	$(0.02)	$0.02	$0.03
Diluted earnings (loss) per common share
As reported	$0.17	$0.15	$0.07	$0.10
Pro forma	$0.01	$(0.02)	$0.02	$0.03

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

Five virtually identical actions were filed in January and February 2003.  The actions have been consolidated and co-lead plaintiffs and co-lead counsel have been appointed in accordance with the Private Securities Litigation Reform Act. The Company has been advised that the shareholder class action lead plaintiff intends to prepare an amended consolidated complaint.

On January 23, 2003, a purported shareholder derivative action was filed on behalf of the Company against nine of the Company’s officers and directors alleging breach of their fiduciary duties, the Company’s former auditor, Arthur Andersen, and the Company as a nominal defendant, seeking unspecified money damages.  The allegations against the officers and directors in the derivative action arise out of substantially the same events and disclosures as are at issue in the purported shareholder class actions.  The derivative action is pending under the caption Nelson v. Conrad, et al., No. 7-794-03, in the Superior Court of New Jersey, Middlesex County and has been joined by the plaintiff in the Millet v. Conrad, et al., with an amended complaint filed. The defendants have all moved to dismiss the complaint, or alternatively stay all proceedings in the action, on various grounds.  The Company intends to vigorously defend against all allegations of wrongdoing asserted against it and understands that the individual defendants intend to defend as well.  The Company has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

As disclosed in the Company’s Form 8-K dated June 23, 2003, the Company received an informal request for documents from a regional office of the Securities and Exchange Commission relating to the restatement of the Company’s financial statements for the years 1999, 2000, 2001 and the first half of 2002. The Company has provided all materials requested by the SEC.

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents.  In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy.  These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of September 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 6:  New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into on or before May 31, 2003. The adoption of SFAS No. 150 had no material effect on the Company’s financial position and results of operations.

Note 7:  Other Income

On September 25, 2003, the Company and DePuy Orthopaedics, Inc. (“DePuy”) signed a Termination Agreement that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties. The Distribution Agreement provided DePuy with distribution rights to the Company’s Arthrease product. Upon execution of the Distribution Agreement, DePuy had paid the Company a $5 million nonrefundable up front license fee, which fee the Company was recognizing as contract fee revenue ratably over the term of the agreement in accordance with Staff Accounting Bulleting 101. As a result of the Termination Agreement, the Company recognized as other income the remaining deferred fees paid by DePuy of $3,354,000 that had been previously deferred in accordance with SAB 101 and this other income accounts for $2,348,000  ($3,354,000 on a pre-tax basis) and $0.04 per share, respectively, of net income and earnings per share for the three months and nine months ended September 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2003

compared with three and nine months ended September 30, 2002

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

On June 23, 2003, our corporate name was changed to Savient Pharmaceuticals, Inc. and our NASDAQ ticker symbol became SVNT.  Over the past several years, our direction and strategic focus has evolved.  We have grown beyond our initial focus on recombinant therapeutic products into a pharmaceutical business now encompassing the development, manufacture, and marketing of both niche-focused specialty pharmaceuticals and biologic products.  In conjunction with the name change, our website address has been changed to www.savientpharma.com.  Our wholly owned subsidiaries, Bio-Technology General (Israel) Ltd.

and Rosemont Pharmaceuticals Limited, have retained their corporate names.

Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont Pharmaceuticals Limited, a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $5,462,000) for Rosemont, which was funded from our cash on hand, was approximately $104,585,000, excluding Rosemont’s cash balances. In connection with the acquisition, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  Our results of operations for the three and nine months ended September 30, 2002 do not include the results of operations of Rosemont for that period and, therefore, comparisons of our results of operations for the three and nine months ended September 30, 2002 and 2003 may not necessarily be meaningful.

2003 Outlook

Early in 2002, we announced our intention to invest more heavily in research and development and marketing and sales activities and provided guidance that, as a consequence, 2002 earnings would not match those of 2001, although growth in earnings would resume in 2003.  Savient currently anticipates growth in revenues and earnings per share in 2003, excluding the one-time other income benefit resulting from the termination of an agreement with DePuy and the expenses incurred in discussions with Teva Pharmaceuticals Industries Limited (“Teva”) about Teva’s possible acquisition of the Company.

In particular, with the transition of Oxandrin to a direct to wholesaler business model (vs. selling to Accredo), availability, as of October 2002, of the Oxandrin 10-mg tablet strength in addition to the 2.5-mg tablet, as well as the broader focus of the Savient sales force in new areas of potential demand for an effective involuntary weight loss product, Oxandrin sales are currently expected to grow, although three states with budget crises – New York, California, and Florida have, beginning in the second quarter of 2003, eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin under their AIDS Drug Assistance Programs (“ADAP”), which has and is expected to continue to adversely impact sales of Oxandrin in those states.  Efforts and discussions are ongoing with these state agencies, and while we hope to succeed in reversing these recent state ADAP changes, we cannot predict whether we will be successful.  If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.  In July 2003, we became aware that a drug master file (DMF) for oxandrolone was filed with the FDA in the second quarter of 2003 by Cedarburg Pharmaceuticals, L.L.C.  Additionally, in October 2003, we became aware that Poli Industria Chimica SPA filed an additional drug master file for oxandrolone with the FDA in the third quarter of 2003.  A DMF filing, like the earlier filing by Solchem, that has previously been disclosed, is a filing by a supplier of bulk active pharmaceutical ingredient (API).  These API suppliers could be a source of API for finished dosage manufacturers of oxandrolone, including a generic.  In view of the likelihood of generic competition for Oxandrin in 2004, Oxandrin sales in 2004 are likely to be significantly lower than in 2003 and will likely require changes in the structure of the Company going forward.

Human growth hormone sales are expected to be less than those of 2002 primarily due to changes in the purchasing patterns of Savient’s customers.  Based upon preliminary discussions with JCR Pharmaceuticals, Savient’s distributor of human growth hormone in Japan, Savient currently anticipates that human growth hormone sales in 2004 will be significantly less than in 2003 due to an anticipated approximate 50% decline in purchases by JCR, which purchases are expected to occur in large part in the second half of 2004.  Delatestryl sales are expected to be more than the previously indicated $9,000,000 in

2003, due to approval of a new manufacturing source for this product.  Sales of oral liquid pharmaceutical products by Rosemont are anticipated to continue to grow at their historical rates and are expected to make a significant contribution to Savient’s 2003 revenues.  Contract fees and royalty revenues are expected to approximate their 2002 levels.

Increases in expenses in 2003 compared to 2002 are expected due to Savient’s commitment to its pipeline products, including its BioGenerica relationship with Teva and associated research and development costs.  We currently anticipate that research and development expense will be approximately 26% to 30% of our total revenues on a full year basis, compared with 31.8% of total revenues for 2002, although there will be some variability in this percentage on a quarterly basis with the full year percentage a function of the timing of research and development expenses and full year revenues achieved.  Incremental investment in marketing and sales to maximize the commercial potential of Savient’s marketed products in the U.S. and the U.K. is also anticipated.  Cost of goods as a percentage of sales are anticipated to grow throughout the year as a function of product mix, the Rosemont contribution to total product sales, and the validation of Savient’s new production facility in Israel, which began in the third quarter of 2003.  General and administrative expenses as a percentage of total revenues for the nine months ending September 30, 2003 have been greater than the comparable period of 2002 and are expected to continue above the 2002 rate for the remainder of 2003.  Additionally, amortization of intangibles expense is expected to increase to approximately $4.0 million on an annual rate, reflecting the full year impact of the Rosemont acquisition.

On November 7, 2003, the Company announced that it and Teva had mutually agreed to terminate their acquisition discussions because they could not reach agreement on terms.  The Company will recognize as other expense in the fourth quarter of 2003 $600,000 to $750,000, representing the costs, largely professional fees, associated with these discussions.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on our statements of operations.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Products sales	94.0%	92.7%	95.1%	94.2%
Contract fees	1.2	1.7	1.0	1.0
Royalties	2.6	4.3	2.5	3.7
Other revenues	2.2	1.3	1.4	1.1
Total	100.0%	100.0%	100.0%	100.0%
Expenses:
Research and development	27.4	33.2	34.1	25.8
Marketing and sales	18.8	20.0	16.0	19.8
General and administrative	19.2	15.1	18.8	15.6
Cost of product sales	15.7	13.5	14.4	11.8
Amortization of intangibles associated with acquisition	3.3	—	3.0	—
Commissions and royalties	4.2	2.1	5.1	1.7
Total	88.6	83.9	91.4	74.7

Operating income	11.4	16.1	8.6	25.3
Other income, net	4.2	2.0	10.4	5.6
Income before income taxes	15.6	18.1	19.0	30.9
Income taxes	5.0	5.6	6.1	9.4
Net income	10.6%	12.5%	12.9%	21.5%

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

The following table summarizes Savient’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2003		2002		2003		2002
	(dollars in thousands)				(dollars in thousands)
Oxandrin®	$42,851	49.2%	$35,504	53.1%	$16,867	52.5%	$13,632	55.1%
Oral liquid pharmaceutical products	18,859	21.6	—	—	6,815	21.2	—	—
Human growth hormone	12,392	14.2	15,311	22.9	4,230	13.2	6,082	24.6
Delatestryl®	7,185	8.3	10,430	15.6	2,593	8.1	3,181	12.9
BioLon™	4,860	5.6	5,015	7.5	1,404	4.4	1,559	6.3
Other	963	1.1	602	0.9	203	0.6	265	1.1
Total	$87,110	100.0%	$66,862	100.0%	$32,112	100.0%	$24,719	100.0%

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on: (i) changing market penetration of our existing products; (ii) expanding into new markets; and (iii) commercializing additional products.  In particular, quarterly fluctuations in sales of Oxandrin can have a significant impact on our quarterly results of operations.

The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the period indicated:

	Nine Months Ended September 30,				Three Months Ended September 30,
	(dollars in thousands)				(dollars in thousands)
	2003		2002		2003		2002
United States	$50,289	57.7%	$47,739	71.4%	$19,767	61.6%	$16,834	68.1%
United Kingdom	18,633	21.4	—	—	7,244	22.5	—	—
Other International	18,188	20.9	19,123	28.6	5,101	15.9	7,885	31.9
Total	$87,110	100.0%	$66,862	100.0%	$32,112	100.0%	$24,719	100.0%

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002.

Revenues.  Total revenues increased 28.4% in the nine months ended September 30, 2003 to $92,693,000 from $72,181,000 in the nine months ended September 30, 2002.  The increase in total revenues from the comparable prior period was mainly due to the increase in product sales.  Rosemont sales of $18,859,000 accounted for 91.9% of the $20,512,000 increase in revenues.  Excluding Rosemont sales, total revenues increased $1,653,000, or 2.3%.

Product sales increased by $20,248,000, or 30.3%, in the nine months ended September 30, 2003 from the comparable prior period in 2002.  The increase in products sales was principally due to the inclusion of Rosemont’s sales in 2003, as well as increased Oxandrin sales, partially offset by decreased human growth hormone and Delatestryl sales.  Excluding Rosemont sales, products sales would have increased by $1,389,000, or 2.1%.

Oxandrin sales in the nine months ended September 30, 2003 were $42,851,000, an increase of $7,347,000, or 20.7%, from the nine months ended September 30, 2002.  The increase in Oxandrin sales largely reflects increases in end user purchases of the product and purchases of product by wholesalers in anticipation of a price increase, partially offset by the fact that until the fourth quarter of 2002, Savient sold its Oxandrin to Accredo Health, Incorporated and its predecessors, which then sold the product to wholesalers.  With the introduction of the 10-mg tablet, Savient began to sell Oxandrin directly to wholesalers, although Accredo continued to distribute the 2.5-mg Oxandrin tablet through the first quarter of 2003 until it completed the liquidation of its inventory position in March 2003.  As a result, Oxandrin sales in the first quarter of 2003 were lower than actual demand as Accredo reduced its inventory levels by selling more product to wholesalers than it purchased from Savient.  Sales of human growth hormone were $12,392,000 in the nine months ended September 30, 2003, a decrease of $2,919,000, or 19.1%, from the comparable period in 2002.  The decrease in sales of human growth hormone was primarily due to changes in the purchasing patterns of Savient’s customers.

Sales of Delatestryl in the nine months ended September 30, 2003 were $7,185,000, a decrease of $3,245,000, or 31.1%, compared to the comparable period in 2002.  The Company experienced a significant increase in Delatestryl sales beginning in late 1998, primarily due to the FDA stopping the production of a competing generic injectable testosterone product used to treat men with hypogonadism (testosterone deficiency), which product has not to date been re-introduced.  Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

Contract fees in the nine month periods ended September 30, 2003 and 2002 represent mainly contract fees received in prior periods but recognized in the nine months ended September 30, 2003 and 2002 in accordance with SAB 101.

Royalties were $2,425,000 in the nine-months ended September 30, 2003, as compared to $3,120,000 in the same period in 2002.  These revenues consist mainly of royalties from Mircette, Silkis and insulin products.  Royalties from Mircette decreased approximately $995,000 in the 2003 period compared to 2002 as a result of the introduction of a generic version of Mircette in 2002, partially offset by an increase in insulin royalties of approximately $300,000.

Other revenues primarily consist of partial research and development funding by the Chief Scientist of the State of Israel and contract manufacturing for third parties.  The increase of $1,129,000 is primarily as a result of increased recognition of partial research and development funding from the Chief Scientist of the State of Israel.

Research and development expense increased by $1,463,000 or 6.1% in the nine months ended September 30, 2003 as compared to the same period in 2002.  The increase in research and development expenditures resulted mainly from the inclusion of Rosemont’s development expenses of $1,035,000 in 2003.  Research and development expense, representing 27.4% of revenues during the first nine months of 2003, approximates our expectation that research and development expense would approximate 26% to 30% of total revenues for the year.  Excluding Rosemont product sales and development expense, research and development expense represented approximately 33% of total revenues.

Marketing and sales expense in the nine months ended September 30, 2003 increased by 20.2% or $2,925,000.  As a percentage of revenues, marketing and sales expense were 18.8% and 20.0% of revenues for the nine months ended September 30, 2003 and 2002, respectively.  The increase of $2,925,000 in sales and marketing is solely due to the inclusion of Rosemont’s marketing and sales expense of $3,729,000, partially offset by a decrease in marketing and sales expenses in the U.S. due to a decrease in compensation expense and in marketing cost.

General and administrative expense increased by $6,966,000 or 64.1% in the nine months ended September 30, 2003 from the comparable prior period.  The increase is mainly due to increases in professional services fees of approximately $1,357,000 primarily due to an increase in legal fees relating to the human growth hormone litigation with Novo and the class action lawsuits, the inclusion of Rosemont’s general and administrative expenses of $1,592,000, increases in compensation of approximately $1,490,000 (being a function of increased staffing levels and higher compensation rates), increases in insurance of $921,000 and increases of approximately $785,000 associated with our new corporate headquarters which we occupied in November 2002.

Cost of product sales increased by 49.2% in the nine months ended September 30, 2003 to $14,556,000 from $9,757,000 in the nine months ended September 30, 2002.  Cost of product sales as a percentage of product sales increased from 14.6% in the comparable period of 2002 to 16.7% for the nine months ended September 30, 2003.  The increase in the cost of product sales as a percentage of product sales was principally a function of a change in the mix of sales of Savient’s products and the addition of sales of oral liquid products, which have a higher cost of goods than some of Savient’s other products and product validation costs ($452,000 for the month of September 2003) at our new biologics manufacturing facility in Israel.  We expect that these validation costs will be significantly higher in the next few quarters as the product validation process continues.  Cost of product sales as a percentage of product sales varies from year to year and quarter-to-quarter depending on the quantity and mix of products sold.

Amortization of intangibles associated with acquisition.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and a patent.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $3,038,000 of amortization of these intangibles in the first nine months of 2003.

Commissions and royalties expense was $3,935,000 in the nine months ended September 30, 2003, as compared to $1,530,000 in the same period of last year.  These expenses in 2003 consist primarily of commissions paid to the Ross Products Division of Abbott Laboratories (“Ross”) on the purchases of Oxandrin in the long-term care market, and royalties to entities from which we licensed certain of our products and the Chief Scientist.  Prior to March 31, 2003, Ross had instead been able, under its agreement with Savient, to purchase Oxandrin at a discount (with the discount being classified as a sales allowance) from the Company and sell it to Accredo for resale to Accredo’s customers.

Other income, net increased by $2,544,000 from the comparable prior period primarily due to the recognition of $3,354,000 of unamortized contract fees.  During the third quarter of 2003, the Company agreed to terminate a distribution agreement with DePuy Orthopaedics, Inc. (“DePuy”) that provided DePuy with distribution rights to the Company’s Arthrease product to treat osteoarthritis.  As a result, the Company recognized as other income the remaining deferred fees paid by DePuy that had been previously deferred in accordance with SAB 101.  This increase was offset by a decrease in interest income in the nine months ended September 30, 2003 mainly due to lower cash, cash equivalents and short-term investments as a result of the purchase of Rosemont on September 30, 2002.  Other income in 2002 consisted of interest income and $800,000 realized from a forward contract for the delivery of £64,000,000 entered into in connection with the acquisition of Rosemont, partially offset by the recognition of unrealized capital losses of $1,397,000.

Income taxes.  Provision for income taxes for the nine months ended September 30, 2003 was $4,636,000, representing approximately 32.0% of income before income taxes, as compared to $4,025,000, or 30.9% of income before income taxes, in the comparable period last year.  Savient’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and because of various tax benefits, tax credits and similar items that reduce the effective tax rate and the respective levels of income in any particular period.

Earnings per common share.  Savient had approximately 662,000 additional basic weighted average shares outstanding for the nine-month period ended September 30, 2003 as compared to the same period in 2002.  The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 2002, of shares pursuant to the Company’s employee stock purchase plan.  Diluted weighted average shares in 2003 was 59,555,000, an approximately 890,000 share increase over 2002, due to the increase in the actual number of shares outstanding and an increase in the number of options that have exercise prices below the average fair market value of the common stock.

Net income and earnings per share for the nine months ended September 30, 2003 include $2,348,000 ($3,354,000 million on a pre-tax basis) and $0.04 per share, respectively, as a result of the termination of distribution rights to our Arthrease product previously licensed to DePuy in the third quarter of 2003.

Comparison of Three Months Ended September 30, 2003 and September 30, 2002.

Revenues.  Total revenues increased 28.8% in the three months ended September 30, 2003 to $33,781,000 from $26,233,000 in the three months ended September 30, 2002.  The increase was driven primarily by increased product sales, due to the inclusion of Rosemont’s sales of oral liquid pharmaceuticals in the United Kingdom and an increase in sales of Oxandrin, partially offset by lower sales of human growth hormone.  Savient acquired the Rosemont business on September 30, 2002; therefore there were no revenues reported from Rosemont in the third quarter of 2002.  Excluding Rosemont sales of $6,815,000 total revenues increased 2.8% in the third quarter of 2003 from the third quarter of 2002.

Product sales in the three months ended September 30, 2003 increased 29.9% to $32,112,000 from $24,719,000, an increase of $7,393,000 from the comparable period in 2002.  Excluding Rosemont sales, product sales increased 2.3% in the third quarter of 2003 from the third quarter of 2002.

The increase in Oxandrin sales of $3,235,000 or 23.7% from the comparable period in 2002 largely reflects the situation that in the third quarter of 2002 wholesaler purchases were less than their shipments their customers.  Sales of human growth hormone were $4,230,000 in the three months ended September 30, 2003, a decrease of $1,852,000 from the comparable period in 2002.  This decrease is primarily due to changes in the purchasing patterns of Savient’s customers.

Sales of Delatestryl in the three months ended September 30, 2003 decreased by $588,000 or 18.5% from the comparable period in 2002.  The decrease is principally due to changing wholesaler expectations of market demand for Delatestryl and the availability of supply of competing products.

Contract fees in the three month periods ended September 30, 2003 and 2002 represent mainly contract fees received in prior periods but recognized in the three months ended September 30, 2003 and 2002 in accordance with SAB 101.

Royalties were $855,000 in the three months ended September 30, 2003, as compared to $959,000 in the same period in 2002.  These revenues consist mainly of royalties from Mircette, Silkis and insulin products.

Other revenues primarily consist of partial research and development funding by the Chief Scientist of the State of Israel and contract manufacturing for third parties.

Research and development expense increased $4,750,000 or 70.1% in the three months ended September 30, 2003 as compared to the same period in 2002.  The increase in research and development expenditures resulted from the timing of various development activities including clinical trial related expenses for the Prosaptide Phase II and Puricase Phase I studies, and other Prosaptide project costs, and the inclusion of Rosemont’s development expenses of $382,000 in the three months ended September 30, 2003.  For the third quarter of 2003, research and development expense was 34.1% of total revenues, compared to 25.8% in the third quarter of 2002.  Excluding Rosemont product sales and development expense, research and development expense was 41.3% of total revenues.

Marketing and sales expense in the three months ended September 30, 2003 increased by 4.1% or $212,000.  As a percentage of revenues, marketing and sales expense was 16.0% and 19.8% for the three months ended September 30, 2003 and 2002, respectively.  The increase in sales and marketing is solely the result of the inclusion of Rosemont’s marketing and sales expense of $1,198,000, in large part offset by a decrease in marketing and sales expenses in the U.S. due to a decrease in compensation and in marketing project cost.

General and administrative expense increased by 55.4% in the three months ended September 30, 2003 or by $2,261,000 from the comparable prior period.  This increase is mainly due to increases in professional services of approximately $337,000 primarily due to an increase in legal fees related to the human growth hormone litigation with Novo and the class action lawsuits, the inclusion of Rosemont’s general and administrative expenses of $574,000, increases in compensation of approximately $590,000, an increase in insurance expense of $421,000 and increases of $285,000 associated with our new corporate headquarters which we occupied in November of 2002.

Cost of product sales increased by 57.4% in the three months ended September 30, 2003 to $4,876,000 from $3,097,000 in the three months ended September 30, 2002.  Cost of product sales as a percentage of product sales increased from 12.5% in the comparable period of 2002 to 15.2% for the three months ended September 30, 2003. The increase in the cost of product sales as a percentage of product sales was principally a function of a change in the mix of sales of Savient’s products and the addition of sales of oral liquid products, which have a higher cost of goods than some of Savient’s other products and product validation costs ($452,000 for the month of September 2003) at our new biologics manufacturing facility in Israel.  We expect that these validation costs will be significantly higher in the next few quarters as the product validation process continues.  Cost of product sales as a percentage of product sales varies from year to year and quarter-to-quarter depending on the quantity and mix of products sold.

Amortization of intangibles associated with acquisition.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $1,013,000 of amortization of these intangibles in the three months ended September 30, 2003.

Commissions and royalties expense were $1,704,000 in the three months ended September 30, 2003, as compared to $435,000 in the same period of last year.  These expenses in 2003 consist primarily of commission expense paid to the Ross Products Division of Abbott Laboratories (“Ross”) on the purchases of Oxandrin in the long-term care market, and royalties to entities from which we licensed certain of our products and the Chief Scientist.  Prior to March 31, 2003, Ross had instead been able, under its agreement with Savient, to purchase Oxandrin at a discount (with the discount being classified as a sales allowance) from the Company and sell it to Accredo for resale to Accredo’s customers.

Other income, net increased by $2,039,000 from the comparable prior period primarily due to the recognition of $3,354,000 of unamortized contract fees.  During the third quarter of 2003, the Company agreed to terminate a distribution agreement with DePuy that provided DePuy with distribution rights to the Company’s Arthrease product to treat osteoarthritis.  As a result, the Company recognized as other income the remaining deferred fees paid by DePuy that had been previously deferred in accordance with

SAB 101.  This increase was partially offset by a recognition in the third quarter of 2002 of $800,000 realized from a forward contract for the delivery of £64,000,000 entered into in connection with the Rosemont acquisition and a decrease in interest income in the three months ended September 30, 2003 mainly due to lower cash, cash equivalents and short-term investments as a result of the purchase of Rosemont on September 30, 2002.

Income taxes.  Provision for income taxes for the three months ended September 30, 2003 was $2,064,000, representing approximately 32.1% of income before income taxes, as compared to $2,465,000, or 30.4% of income before income taxes, in the comparable period last year.  Savient’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and because of various tax benefits, tax credits and similar items that reduce the effective tax rate and the respective levels of income in any particular period.

Earnings per Common Share.  Basic weighted average shares in the three months ended September 30, 2003 was 59,339,000, an approximately 808,000 share increase over 2002.  The increased number of basic shares was primarily the result of the issuance, subsequent to September 30, 2002, of shares pursuant to the Company’s Employee Stock Purchase Plan.  Diluted weighted average shares in the third quarter of 2003 was approximately 60,164,000, an approximately 1,586,000 share increase, due to the increase in the actual number of shares outstanding and the additions of options that were considered common equivalents because their exercise price was below the average fair market value of the common stock for the third quarter of 2003.

Net income and earnings per share for the three months ended September 30, 2003 include $2,348,000 ($3,454,000 on a pre-tax basis) and $0.04 per share, respectively, as a result of the termination of distribution rights to our Arthrease product previously licensed to DePuy in the third quarter of 2003.

Liquidity and Capital Resources

Savient’s working capital at September 30, 2003 was $32,526,000, as compared to $29,059,000 at December 31, 2002.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock, loan repayments and other financing activities.  Savient expects that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by Savient.  Net cash increased by $4,716,000 in the nine months ended September 30, 2003.

Net cash provided by operating activities was $13,309,000 and $12,656,000 in the nine months ended September 30, 2003 and 2002, respectively.  Net income was $9,853,000 and $9,004,000 in the same periods, respectively.  In the nine months ended September 30, 2003, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $10,225,000, depreciation and amortization of $3,110,000 and amortization of intangible assets associated with acquisition of $3,038,000, partially offset by a decrease in accounts payable of $3,258,000, an increase in prepaid expenses and other current assets of $2,954,000 and recognition of $3,354,000 of unamortized contract fees.  The decrease in accounts receivable in the nine months ended September 30, 2003 largely reflects the one-time benefit of transitioning to a direct to wholesaler business model, which was completed at March 31, 2003, rather than selling to Accredo.  This decrease in accounts receivable was offset to some extent by a decline in accounts payable during the same period.  In the nine months ended September 30, 2002, net cash provided by operating activities was greater than net income primarily due to an increase in accounts payable of $1,788,000, a decrease in inventories of $665,000, an unrealized loss on investment of $1,397,000 and depreciation and amortization of $1,896,000, offset by an increase in accounts receivable of $1,040,000.

Net cash used in investing activities was $6,529,000 and $73,576,000 in the nine months ended September 30, 2003 and 2002, respectively.  Net cash used in investing activities included capital expenditures of $6,975,000 and $12,844,000 in these periods, respectively, primarily for the new manufacturing facility in Israel.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments in 2003 and for the acquisition of Rosemont in 2002.

In April 1999, Savient purchased a facility in Israel for approximately $6,500,000 (including local taxes and legal fees). Construction of a modern biologics production facility designed to meet FDA cGMP requirements for biologics and devices was completed at the end of 2001, and validation is almost completed.  Process validation for products manufactured in the existing facility to be transferred to the new facility began during the third quarter of 2003.  Production of these products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which Savient anticipates will occur during the period from the end of 2003 through the end of 2004, depending on product and territory.  Through September 30, 2003, Savient has spent and capitalized approximately $42,297,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion qualification ), and approximately $9,700,000 for qualification activities. Of the $4,012,000 spent and capitalized on qualification activities in 2003, $1,611,000 was capitalized in the three months ended September 30, 2003.  Depreciation of this facility is expected to begin once it has received the necessary regulatory approvals and the asset is ready for its intended use.  In June 2000 BTG-Israel entered into a credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Loans under the facility bear interest at the rate of LIBOR plus 1%.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by the Company. At September 30, 2003 the balance outstanding under this facility amounts to $13,888,850.

At September 30, 2003, Savient had outstanding long-term borrowings of $14,658,000, of which $1,764,000 is due during the remainder of 2003, $7,061,000 is due in 2004 and the remaining $5,833,000 is due in 2005.  Borrowings are repaid monthly in equal installments.

We currently believe that our remaining cash resources as of September 30, 2003, together with anticipated product sales and royalties, will be sufficient to fund our current operations for the next twelve months.  There can, however, be no assurance that product sales and royalties will occur as anticipated, that current agreements with third party distributors of Savient’s products will not be canceled, that Savient will not use a substantial portion of its cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of Savient’s future cash requirements will depend in large part on the status of commercialization of Savient’s products, generic competition for its products, Savient’s ability to enter into additional research and development and licensing arrangements, and Savient’s ability to obtain additional equity investments, if necessary.  There can be no assurance that Savient will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.

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

Savient’s obligations under its credit facility bear interest at floating rates and, therefore, Savient is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the

$14,658,000 outstanding under this facility at September 30, 2003 would result in an increase in its annual interest expense of $146,580.  Because these borrowings relate to the construction of Savient’s new facility, interest expense is currently being capitalized.

Savient’s material interest bearing assets consist of cash and cash equivalents and short-term investments, which today consist primarily of investments in commercial paper, time deposits and other debt instruments.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and other market conditions.

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

CONTROLS AND PROCEDURES

Savient maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, Savient’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Savient’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Savient has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Savient’s management, including Savient’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Savient’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Savient’s disclosure controls and procedures were effective in ensuring that material information relating to Savient is made known to the Chief Executive Officer and Chief Financial Officer by others within Savient during the period in which this report was being prepared.

There were no changes in Savient’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, Savient’s internal control over financial reporting.

Part  II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(1)	Exhibits

	10.1	Amendment to Employment Agreement dated as of September 1, 2003 between the Company and Dov Kanner.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(2)	Reports on Form 8-K

Current Report on Form 8-K dated July 24, 2003 containing Savient’s press release announcing its financial results for the three and six months ended June 30, 2003 and containing the transcript of Savient’s second quarter earnings conference call.

Current Report on Form 8-K dated October 3, 2003 containing Savient’s press release announcing it was in preliminary acquisition discussions with Teva Pharmaceutical Industries, Limited.

Current Report on Form 8-K dated October 8, 2003 containing Savient’s press release announcing the FDA issuance of an approvable letter for osteoarthritis product and reacquiring product rights from DePuy Orthopaedics and containing certain statements about accounting impact of such reacquisition.

Current Report on Form 8-K dated November 7, 2003 containing Savient’s press release announcing it and Teva Pharmaceuticals Industries, Limited had terminated acquisition discussions.

Current Report on Form 8-K dated November 10, 2003 containing Savient’s press release announcing its financial results for the three and nine months ended September 30, 2003.

Current Report on Form 8-K dated November 12, 2003 containing the transcript of Savient’s third quarter earnings conference call.

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

Dated: November 14, 2003