Form 10-K
period 2003-12-31
SAVIENT PHARMACEUTICALS INC
filed 2004-03-12
CIK 722104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

As of March 5, 2004, the number of shares of Common Stock outstanding was 59,799,345.  The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by the National Association of Securities Dealers Automated Quotation System on June 30, 2003) is approximately $277,769,680.  Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation.  However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.     BUSINESS

General Overview

We are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments.  We distribute our products on a worldwide basis primarily through a direct sales force in the United States (including both Savient employees and representatives of a contract sales organization), the United Kingdom (for our oral liquid products) and Israel and primarily through third-party license and distribution relationships elsewhere. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, Savient has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and one of which is in pre-clinical development.

Savient, formerly known as Bio-Technology General Corp., was founded in 1980 to develop, manufacture and market novel therapeutic products.  In September 2002, we acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets primarily prescription products in oral liquid form.  Savient’s overall administration, finance, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly owned subsidiary in Israel. Development, manufacture, distribution and sale of our oral liquid products are principally carried out through Rosemont in the United Kingdom.

Products and Applications(1)

Our largest selling product is Oxandrin, which we are marketing in the United States primarily with a direct sales force (including both Savient employees and representatives of a contract sales organization), as well as co-promoting to the long-term care market through a third party.  Our other significant commercialized products are Delatestryl, which we are distributing on our own in the United States, our oral liquid products, which we are marketing on our own in the United Kingdom, and Bio-Tropin, our human growth hormone product that is being marketed in Japan and Europe by third parties under licensing arrangements.  Savient’s other commercialized products are generally being marketed by third parties under licensing arrangements and by BTG-Israel in Israel.

(1) Mircette is a trademark of Organon, Inc. Arthrease is a trademark of DePuy Orthopaedics, Inc., except in Israel, where it is owned by BTG-Israel.  Puricase is a trademark of Mountain View Pharmaceuticals, Inc.  Tev-Tropin is a trademark of Teva Pharmaceutical Industries, Inc.  Fibrimage is a trademark of Draximage.  Silkis is a trademark of Galderma, except in Israel where it is owned by Solvay. All other trademarks are owned by Savient.

The following table presents information regarding Savient’s principal products:

Product	Indication/Application	Territory
COMMERCIALIZED PRODUCTS:
Oxandrin® (oxandrolone)	Involuntary weight loss	United States and to a lesser extent various other countries
Oral Liquid Pharmaceutical Products	Oral liquid formulations of medicines	United Kingdom and to a lesser extent on an export basis
Bio-TropinTM (human growth hormone)	Growth hormone deficiency in children and Turner syndrome	Japan, Europe and various other countries
Delatestryl® (injectable testosterone)	Hypogonadism	United States
BioLon® (sodium hyaluronate)	Injectable viscous solution for ophthalmic surgical procedures	Worldwide
Mircette® (oral contraceptive dosing regimen)	Reduced pregnancy risk	United States
Silkis® (vitamin D derivative)	Anti-psoriasis/contact dermatitis agent/other skin disorders	Europe and Latin America
Bio-Hep-B®	Hepatitis-B vaccine	Israel and the Far East
Sodium Hyaluronate for Osteoarthritis (formerly known as ArthreaseTM) (sodium hyaluronate)	Osteoarthritic knee pain	Europe and Israel Registration pending in the United States and other countries
Insulin	Diabetes	Eastern Europe

Status
PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:
Fibrimage® (thrombus-imaging agent)	Diagnosis of deep vein thrombus	Phase III
Prosaptide	Treatment of neuropathic pain	Phase II
Puricase®	Refractory gout	Phase II

Status
PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:
BioGenerica	Generic version of one biologic pharmaceutical product	Pre-clinical development
BTG-271		Research

Commercialized Products

OXANDRIN (oxandrolone)

Savient’s Oxandrin is an oral anabolic agent that is an analogue of testosterone and is used to promote weight gain following involuntary weight loss.  There is growing recognition in the medical community that interventional management of disease-related weight loss (cachexia) is an extremely important facet of patient care.  Involuntary weight loss is associated with a relatively wide range of clinical conditions that, unless monitored and carefully managed, can lead to a delay in recovery and a rapid escalation in the incidence of infection, morbidity and ultimately death.  Published studies indicate that the loss of only 10% (the clinical definition of cachexia) of an individual’s lean body mass (i.e., muscle) is associated with a 20% increase in mortality.  At 35% loss of lean body mass, the death rate approaches 100%.  Additionally, weight loss may lead to increased intensive care and longer recovery and rehabilitation periods, thereby increasing the cost of treating the underlying disease.  We estimate the incidence of involuntary weight loss in the United States is several million persons each year.

The causes of involuntary weight loss suffered by persons with a wide variety of chronic and acute diseases are believed to be the result of a number of factors, with inadequate nutrient intake and an altered metabolic state playing central roles.  Malnutrition, the pathophysiology of which is frequently unknown, is the one feature common to all weight loss disorders, regardless of etiology.  It is generally accepted that anabolic agents promote protein synthesis, which enhances the building of lean body mass and ultimately weight gain.  However, because natural androgens, such as testosterone, also possess androgenic or virilizing properties that have undesirable side-effects when used for treating weight loss, particularly in women, potent anabolic and weak androgenic effects are preferable drug properties for the treatment of this condition.  Clinical trials have shown that Oxandrin is an effective adjunctive therapy to promote weight gain in a variety of pathophysiologic conditions and that it has low androgenic activity.  Unlike many other anabolic agents, Oxandrin appears to undergo less overall metabolic transformation in the liver, which Savient believes offers a safety advantage over other androgenic/anabolic alternatives that are fully metabolized in the liver and have the potential to cause liver toxicity.  Unlike appetite enhancers currently used for treating weight loss, studies indicate that Oxandrin promotes weight gain primarily through the building of lean body mass rather than fat and water. Savient also believes that Oxandrin is preferable to human growth hormone for treatment of weight loss because of the ease of administration of Oxandrin (oral versus injectable) and its lower cost.

In 1964, the United States Food and Drug Administration (“FDA”) approved Oxandrin for weight gain following weight loss due to severe trauma, chronic infection or extensive surgery and for patients who, without definite pathophysiologic reasons, fail to gain or to maintain normal weight.  This approval permits the use of Oxandrin to treat disease-related weight loss other than starvation.  G.D. Searle & Company Limited (“Searle”), now a subsidiary of Pfizer, which originally developed and obtained FDA approval of Oxandrin, ceased marketing Oxandrin in the 1980s. Savient acquired the rights to Oxandrin from Searle in 1990, and Searle contract manufactures oxandrolone, the active pharmaceutical ingredient of Oxandrin, for Savient.  See “—Manufacturing and Supply Arrangements,” “—Risk Factors—We are dependent on Oxandrin sales for a significant portion of our revenue, and any decrease in Oxandrin sales could adversely affect our results of operations and our ability to conduct our business” and “—We are dependent on third party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.”

With the growing awareness of the importance of combating disease-related involuntary weight loss, Savient decided to re-launch the product on its own under the Oxandrin trade name. Savient started selling Oxandrin in the United States for indications under the FDA approval in December 1995.  In October 2002, Savient introduced a 10mg Oxandrin tablet to complement its existing 2.5mg tablet.  The new tablet strength, which allows patients taking 20mg a day, the most common dosage, to convert from eight 2.5 mg tablets to the convenience of one 10mg tablet twice daily, is expected to improve patient adherence to therapy as well as treatment outcomes.  By the end of 2003, approximately one-third of all prescriptions were being filled with the 10mg tablet.  Until the fourth quarter of 2002, Savient sold its Oxandrin to Nova Factor, Inc., a subsidiary of Accredo Health, Incorporated, and its predecessors (collectively, “Accredo”), which then resold the product to wholesalers.  With the introduction of the 10mg tablet, Savient began to sell Oxandrin directly to wholesalers, although Accredo continued to distribute the 2.5mg Oxandrin tablets in its inventory until they completed the liquidation of their inventory position in March 2003.  In April 2000, Savient signed an agreement with the Ross Products Division of Abbott Laboratories (“Ross”) to co-promote Oxandrin in the long-term care market in the United States.

Since our launch of Oxandrin in December 1995, a significant portion of Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss.  In order to increase market awareness and acceptance of Oxandrin for the treatment of other disease-related weight loss conditions, Savient has been supporting investigator-originated post-approval clinical studies at leading institutions to provide further clinical support for the use of Oxandrin for such conditions.  To date, clinical studies have been completed relating to:

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

•                                          the use of Oxandrin for the promotion of weight gain in malnourished cancer patients; and

•                                          the use of Oxandrin for the promotion of weight gain in the frail elderly population.

Manuscripts summarizing the results of these studies have been published and others are planned for submission in the future.  In the second half of 2003 we expanded our marketing and sales focus for Oxandrin to include the treatment of involuntary weight loss associated with cancer.

In connection with our focus on increasing market acceptance of Oxandrin for the treatment of disease-related weight loss conditions and our commitment to pharmacovigilance, we sponsored a clinical study to investigate the interaction between Oxandrin and warfarin, the active ingredient in many widely-used anti-coagulant drugs.  Warfarin is a narrow therapeutic index drug.  Therefore, careful titration is required in order to prevent excessive anti-coagulation, which could cause uncontrolled bleeding, or inadequate anti-coagulation, with the risk of failing to prevent the consequences of thromboembolic events such as life-threatening blood clots.  The study demonstrated that when warfarin was co-administered with oxandrolone, the usual dose of warfarin necessary to achieve appropriate therapeutic effect should be decreased by 80-85% at the maximum Oxandrin dosage level of 20mg.  We submitted the results of this study to the FDA, amended the Oxandrin package insert prescribing information and communicated the package insert change to healthcare professionals in a “Dear Healthcare Professional” letter in accordance with FDA instructions to ensure that patient safety would not be compromised.

In February 2004 we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone because of several unique aspects of such product, including serious safety issues regarding interactions between oxandrolone and anti-coagulant drugs containing the active ingredient warfarin.  Given the likely variability in bioavailability of other potential oxandrolone drugs and the careful dose titration required for warfarin in order to prevent excessive anti-coagulation or inadequate anti-coagulation, and their respective risks, we requested in our petition that any company wishing to introduce an oxandrolone product into the U.S. market should, prior to the issuance of marketing approval, be required to also conduct a clinical study to investigate the interaction between their product and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin.

Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while we cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin as early as mid-2004.  The introduction of generic oxandrolone products would materially adversely affect our Oxandrin sales, could materially adversely affect our results of operations, cash flows, financial condition and profitability and may require us to scale back our business activities in certain areas.

Savient has been granted U.S. patents directed to the use of oxandrolone in the treatment of skin wounds, chronic obstructive pulmonary disease and in ameliorating muscle weakness/wasting in HIV-positive patients.  Savient has filed patent applications directed to oxandrolone compositions, methods of skin and wound healing and methods of treating burns and trauma-induced weight loss that are pending in the United States and other countries.

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

Under U.K. regulations, Rosemont is permitted to sell two categories of products.  For those products for which Rosemont completes bioequivalence and stability studies, it receives a product license from the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) and is permitted to promote such products to physicians, nurses and pharmacists. For compounds that are not licensed in an oral liquid formulation, Rosemont holds a license to accept custom orders for such products, known as “Specials,” but is not permitted to promote Specials.

Rosemont currently sells more than 80 products.  For the years ended December 31, 2001, 2002 and 2003, licensed products accounted for approximately 62%, 65% and 74%, respectively, of Rosemont’s sales.  Products in three therapeutic areas — central nervous system, diuretics and cardiovascular — accounted for approximately 64%, 66% and 62% of Rosemont’s sales in 2001, 2002 and 2003, respectively.  Of the licensed products, 74% are branded by Rosemont (i.e., sold under a Rosemont trademark) and 52% are unique in oral liquid form.  Rosemont currently produces 43 Specials, including six Specials introduced during 2003, and is planning to introduce eight additional Specials during 2004. Nine licensed products and the Specials accounted for approximately 70% of total Rosemont sales in 2003.  Rosemont has to date focused on the U.K. domestic market and its export sales to date have been minimal.

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

Rosemont has worked to date with compounds that are not patent protected and has found a market niche in which it faces limited competition due to the limited size of the oral liquids segment.  Rosemont’s products do not follow the typical life cycle of off-patent drugs, as they may continue to grow for many years without significant price erosion.  We expect Rosemont’s growth in the near term will primarily result from new rheumatology, pain or cardiovascular products coming off patent, targeting a mainly elderly patient population.  In the U.K., the oral liquids segment of the market is forecast to grow at approximately 15% per annum over the next several years, more than double the rate of growth of the U.K. pharmaceutical market as a whole.  We anticipate market growth will be driven primarily by the aging population and an increased awareness of the use of optimal formulations. We believe U.K. Government policy helps to drive the consumption of oral liquid formulations. The U.K. Government guidelines of “best practice” and providing optimal care for the elderly (published March 2001) states that “when administering medicines, in the best interests of the patient you must consider the method of administration in the context of the condition of the patient.”  Rosemont’s competitors are U.K. pharmaceutical companies active in the marketing of drugs for elderly and pediatric use.

Above a certain level of annual sales of branded licensed products to the National Health Service, pharmaceutical companies in the U.K. generally must not exceed government-agreed pricing levels.  Given the composition of Rosemont’s business and the projected growth rates of its branded licensed products, we do not expect to face any price limits under the current regulations.  For Specials, Rosemont is generally free to set its own introductory prices.

Rosemont has used its formulation know-how to develop an oral liquid formulation of tamoxifen (trademarked Soltamox).  Tamoxifen is an off-patent drug for the treatment of both advanced and early stage breast cancers.  Savient now holds global rights to Soltamox.  The formulation is patented in the U.S. and the European Union, and a patent application is pending in Japan.  Rosemont holds product registration in Germany and Ireland and work is currently being performed to register the product in other E.U. countries. Rosemont is currently upgrading its manufacturing facility to obtain FDA approval of this facility, which is a necessary prerequisite for Savient to sell Soltamox in the U.S.  Savient filed an application for an Investigational New Drug (“IND”) for Soltamox in the United States in November 2003 and the FDA approved the clinical protocol in January 2004.

BIO-TROPIN (human growth hormone)

Human growth hormone (“hGH”) is naturally secreted by the pituitary gland and controls many physiological functions that are essential for normal development and maturation.  A deficiency of hGH results in diminished growth and, in extreme cases, dwarfism.  We estimate that current annual worldwide sales of hGH for the treatment of growth hormone deficiency are approximately $1.6 billion, and that geographic distribution of worldwide sales is approximately 22% in Japan, 30% in the United States and 31% in Europe, with the balance in other countries.

Savient’s scientists first produced hGH by recombinant DNA methods in the early 1980s.  Although the FDA approved Bio-Tropin for marketing in the United States in May 1995, to date we have been unable to market Bio-Tropin in the United States as a result of a seven-year Orphan Drug exclusivity period granted to a competitor, followed by extensive and continuing patent litigation with Genentech, Inc. (“Genentech”), which resulted in a settlement whereby we agreed not to market Bio-Tropin produced with our original expression system in the United States until July 2003, when the Genentech patent expired.  In September 1999, the FDA approved Savient’s supplemental application for a new expression system for biosynthesis of Bio-Tropin that we believe does not infringe Genentech’s patent, although a patent issued to Novo Nordisk (“Novo”), which Savient is challenging, could preclude Savient from marketing in the United States hGH produced using this new expression system.  See “Item 3. Legal Proceedings.”

In April 1993, JCR Pharmaceuticals Co., Ltd. (“JCR”), Savient’s marketing partner in Japan, received regulatory approval for hGH for the treatment of short stature, and began marketing hGH in June 1993.  In December 2000, JCR received regulatory approval for the use of Savient’s hGH to treat Turner syndrome, a condition in which girls born with non-functioning ovaries do not develop secondary sexual characteristics and are shorter than normal.  In January 1995, we granted JCR exclusive distribution rights in The People’s Republic of China for all hGH-related pharmaceutical indications.  In January 1998, JCR signed an agreement memorandum with Sumitomo Pharmaceuticals Co., Ltd. (“Sumitomo”), relating to a marketing alliance for the marketing of hGH in Japan.  Under the terms of the agreement memorandum, JCR is supplying Sumitomo with our hGH and Sumitomo commenced distribution in Japan in January 1999, following termination of its agreement to distribute Genotropin™, the recombinant human growth hormone product of Pharmacia Upjohn Co., Ltd., now a subsidiary of Pfizer, at the end of 1998.  Upon termination of Pharmacia’s agreement with Sumitomo, Pharmacia began to market Genotropin in Japan on its own.

Savient sells bulk product to JCR at a fluctuating price based on changes in the yen/dollar relationship and government price controls, as the Japanese Health Ministry has in recent years put significant pressure on price on an industry-wide basis.  We believe that our sales of hGH to JCR measured in dollar terms will decrease due to this pricing pressure.  Savient is obligated to indemnify JCR for all expenses incurred and damages suffered by JCR as a result of any infringement of third-party patents.  A substantial portion of our hGH sales has been to JCR.  In 2003, we renewed our agreement with JCR for an additional 10 years and it now expires in November 2013. See “Item 3. Legal Proceedings.”

In November 1992, Savient entered into an exclusive distribution agreement with the Ferring Group (“Ferring”) for the marketing of our human growth hormone for enhancing growth and stature in growth hormone deficient children in Europe and the countries comprising the former Soviet Union.  Sales began during the fourth quarter of 1994, and our hGH is now approved in more than 20 countries in Ferring’s territory. Savient sells finished product to Ferring and receives a percentage of Ferring’s net sales.  Ferring has the right to purchase bulk product from Savient and formulate, vial and package the product. Savient is obligated to indemnify Ferring for all expenses incurred and damages suffered by Ferring as a result of any infringement of third-party patents.

Savient received approval for hGH from the Israel Ministry of Health in April 1988 and began direct marketing in Israel under the Bio-Tropin trademark in October 1988.  In July 1992, Bio-Tropin was approved by the Israel Ministry of Health for the treatment of a second indication, Turner syndrome.  In July 1997, Bio-Tropin was approved by the Israel Ministry of Health for the treatment of children suffering from renal insufficiency.  See “Item 3.  Legal Proceedings” for information regarding a Genentech patent application filed in Israel relating to human growth hormone that we are opposing.

In September 1999, we granted Teva Pharmaceutical Industries Ltd. (“Teva”) exclusive marketing rights for hGH in the United States, effective July 1, 2003 (subsequently amended to July 1, 2000).  Under the terms of the agreement we will sell finished product to Teva and receive a percentage of Teva’s net sales.  We are unable to predict when or if Teva will begin marketing our human growth hormone product in the United States.  Teva plans to market our human growth hormone product under the name Tev-Tropin™.  In connection with execution of the agreement, we received a $10 million license fee from Teva.  The introduction of Tev-Tropin™ in the U.S. is currently the subject of litigation.  See “Item 3.  Legal Proceedings.”

Savient’s human growth hormone is also being sold by third-party distributors in several countries in South America and the Far East.  In addition, regulatory approval to market Savient’s human growth hormone is pending in South Africa and several Pacific Rim countries.

DELATESTRYL (testosterone enanthate)

Delatestryl is Savient’s injectable testosterone product used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss. Savient acquired the approved New Drug Application (“NDA”) and trademark from Bristol-Myers Squibb Company (“BMS”).  We began the sale and distribution of Delatestryl in mid-1992. Savient pays BMS royalties based on its sales of Delatestryl.  BMS contract manufactured Delatestryl for Savient until it closed its manufacturing facility in July 2001.  In 2003, Sabex 2002 Inc. of Canada (“Sabex”) became our contract manufacturer of Delatestryl, and we obtained FDA approval of the Delatestryl manufactured by Sabex in August 2003.  To date we have not actively promoted our Delatestryl product.  See “—Risk Factors—We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.”

Demand for Delatestryl increased significantly beginning in late 1998 when the FDA stopped the production of a competing generic injectable testosterone product used to treat men with hypogonadism. In March 2004, the FDA allowed the reintroduction of this product into the market, and  we expect the reintroduction of this generic product will adversely affect our sales of Delatestryl .  In addition, testosterone gels and patches are becoming more popular.  While this increases the demand for testosterone, we believe that our injectable product cannot compete with these gels and patches, and any growth in Delatestryl market share will come from switching patients from Pfizer’s injectable testosterone product currently on the market.

BIOLON (sodium hyaluronate)

Sodium hyaluronate is a high-viscosity, gel-like fluid. Savient has developed a fermentation-derived sodium hyaluronate-based product, trademarked BioLon, for use in ophthalmic surgery procedures such as cataract removal and intraocular lens implantation.  BioLon is a syringe filled with a 1% sodium hyaluronate solution that facilitates such surgery by acting as a highly viscous lubricant allowing for surgical manipulation of the ocular tissues.

Sales of BioLon commenced in early 1993, and BioLon is currently being sold through third-party distributors in the United States and more than 20 other countries, including most countries in Europe and several countries in Latin America, Africa, Asia and the Far East.  The distribution agreements generally provide for license fees and/or royalties and most require minimum guaranteed purchases in the first years after registration and commencement of commercialization.  Sales of BioLon in Italy, Spain and Portugal accounted for slightly more than 50% of our 2003 BioLon sales.

In June 1995, BioLon was approved as a medical device by mdc, a European Union medical device certification body.  As a result, a CE mark granted to the product and appearing on the product box allows Savient’s partners to freely market BioLon throughout Europe.

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

MIRCETTE (oral contraceptive dosing regimen)

Savient acquired a patent to an oral contraceptive dosing regimen that is intended to reduce both the risk of pregnancy, in the event a woman forgets to take a pill, and the breakthrough bleeding and spotting experienced by many women who use conventional low-dose oral contraceptives.

Organon, Inc., a subsidiary of AKZO Nobel N.V., has licensed Savient’s patented oral contraceptive dosing regimen and has developed a product using this regimen with the progestogen desogestrel.  Organon filed an NDA with the FDA in April 1997 and, following receipt of approval in April 1998, started to sell the product under the trademark Mircette in the third quarter of 1998.  Our license agreement with Organon provides for milestone payments and royalties on sales.  Regulatory authorities in Germany and the United Kingdom have declined to approve Organon’s desogestrel product using the oral contraceptive regimen as a result of reported higher incidence of thromboembolic disease than competing levonorgestrel oral contraceptive regimens.

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of Mircette.  Pursuant to its license agreement with Organon, Savient filed a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories.  Discovery and document production in this litigation are underway.  Organon’s sales of Mircette, and our royalties, have been adversely affected by Barr’s launch of its generic version of Mircette in 2002.  See “Item 3.  Legal Proceedings.”

SILKIS (vitamin D derivative)

Savient has obtained an exclusive license to patents covering the composition and use of certain vitamin D derivatives for topical treatment of psoriasis, dermatitis and other skin disorders. Patents have issued in the United States, Israel and in major countries in Europe, including Great Britain.  The British patent has also been extended to Singapore and Hong Kong.  In March 1996, we sublicensed exclusive rights under the patents in the United States to Galderma S.A. (“Galderma”).  Galderma has agreed to pay license fees upon the attainment of certain milestones and a royalty on sales in the United States.  The licensee of Savient’s rights under the patents for the remainder of the world sublicensed those rights to Galderma in 1996.  We receive a royalty on all commercial sales of products containing these vitamin D derivatives in countries outside the United States in which the vitamin D derivative patents have issued.  Although the product was approved in The Netherlands and Switzerland in 1995, Galderma elected to change the formulation prior to marketing. Galderma launched Silkis in Brazil, Germany, Switzerland and The Netherlands in 2000, and it is currently being marketed throughout Europe and Latin America.  Galderma began a Phase II/III clinical trial in the United States in early 2002 and has advised us that it expects to introduce Silkis in the U.S. in 2007.

BIO-HEP-B (hepatitis-B vaccine)

Savient has genetically engineered a third generation vaccine against the hepatitis-B virus. Our Bio-Hep-B vaccine integrates the S, pre-S1 and pre-S2 surface proteins of the virus.  Clinical trials in Israel, the Far East and Europe in adults, children and neonates have been completed and showed the vaccine to be safe and highly immunogenic.  We believe the high immunogenicity and initial faster rate of response of our Bio-Hep-B vaccine may provide us with a competitive advantage, particularly in the less developed countries where hepatitis-B is prevalent.  Many of these countries are pursuing hepatitis-B immunization programs for all newborns in an effort to decrease substantially the incidence of hepatitis-B.

Savient’s application for approval of its Bio-Hep-B vaccine, which was filed with the Israel Health Ministry in November 1996, was approved in February 2000.  This approval, together with a Certificate of Free Sale, has allowed Savient and its licensees to initiate the registration process in many countries worldwide. We currently market Bio-Hep-B in Israel only for adults, as price constraints prevent us from entering the Israeli neonatal market.

We have licensed marketing rights to SciGen Pte Ltd, a Singapore company (“SciGen”), for the commercialization of Bio-Hep-B in certain Pacific Rim territories (excluding Japan) and certain other countries, including The Peoples Republic of China, Australia, New Zealand and India. Savient and SciGen have completed clinical trials in several countries. SciGen launched Bio-Hep-B in Vietnam in December 2002, registered Bio-Hep-B for sale in the Philippines during 2002 and in Hong Kong and Singapore in 2003 and is preparing registrations in several other countries.  Pursuant to our agreement with SciGen, during 2004 we expect to transfer our manufacturing technology to an Indian company that will use it to manufacture Bio-Hep-B for sale in Sci-Gen’s territory.

In February 1998, Savient entered into development and licensing agreements with respect to its Bio-Hep-B product with Berna Biotech AG (formerly Swiss Serum and Vaccine Institute Berne) for Western Europe and various other countries.  Berna Biotech will purchase vaccine from Savient for distribution, and we will receive milestone payments from Berna Biotech, as well as royalties on sales of the vaccine.  Berna Biotech expects to file for regulatory approval in Europe in mid 2004.  Berna Biotech has advised us that they intend to market our Bio-Hep-B product primarily to non-responders, as they plan to market their own hepatitis-B vaccine to the general population.

SODIUM HYALURONATE FOR OSTEOARTHRITIS

Our sodium hyaluronate osteoarthritis product (“Savient HA”) is a fermentation-derived sodium hyaluronate composition we developed for intra-articular injection into the knee to reduce osteoarthritis pain.  We conducted a clinical evaluation of Savient HA versus Synvisc®, the market leader, in Europe to examine the product’s efficacy and safety in treating the pain of osteoarthritis.  The clinical trial, completed in the second half of 2000, demonstrated equivalent efficacy, and European approval was obtained from mdc, one of the medical device certification bodies in the European Union, and a CE mark was awarded in November 2000.  According to IMS Research, the U.S. market for viscosupplementation products for the treatment of knee pain due to osteoarthritis has been growing at an annual rate of more than 15% for the past five years and it now exceeds $280 million annually.

Savient licensed worldwide rights to Savient HA, other than for Israel and Japan, to DePuy Orthopaedics Inc., a Johnson and Johnson Company (“DePuy”), in June 2000.  DePuy started to sell the product in Europe under the Arthrease tradename in the second half of 2001 following completion of the clinical trial, and filed for regulatory approval in the U.S. in May 2001.  In September 2003, we reacquired rights to Savient HA from DePuy, but not the Arthrease tradename.  In October 2003 the FDA issued an approvable letter with respect to Savient HA for the treatment of pain associated with osteoarthritis of the knee.  The FDA stated in the letter that final FDA approval was subject to satisfactory inspection of our new manufacturing facility in Israel and finalization of product labeling.  An amendment to our pre-market approval application, detailing Savient HA manufacture in our new facility, was filed with FDA in December 2003.  We expect the FDA will inspect our manufacturing facility during the first half of 2004, which is a prerequisite to our gaining final FDA approval to market Savient HA in the United States, once we provide the FDA with additional information it requested.  This product is marketed under the trademark Arthrease in Israel, where we own the tradename; we are currently in the process of choosing a name for Savient HA for the remainder of the world.

INSULIN

Insulin is a polypeptide hormone essential for the control of blood glucose levels that is frequently administered to patients suffering from diabetes mellitus, a metabolic disorder characterized by hyperglycemia resulting from relative or absolute insulin deficiency.  Biosynthetic recombinant human insulin is currently manufactured by two processes: in E. coli (by Eli Lilly and Company and Hoechst AG) or in yeast (by Novo-Nordisk A/S). Savient has developed a proprietary expression system and a purification process for the efficient production of recombinant human insulin in E. coli.  Patent applications relating to this process have been filed in many countries. Savient’s insulin is identical to naturally occurring human insulin and does not differ from commercially-available insulins in terms of purity or biological activity.

In January 1999, we entered into a technology transfer and license agreement with Akzo Nobel’s wholly-owned subsidiary, Diosynth b.v., granting Diosynth rights to our recombinant human insulin product in most countries of the world.  Under the terms of the agreement, Savient transferred its recombinant human insulin technology to Diosynth and Diosynth will manufacture the product in bulk form for the licensed territory.  Another Akzo Nobel subsidiary, Organon, may in certain instances finish the bulk and market it in finished form. Savient will receive license fees linked to the achievement of certain milestones and royalties on all commercial sales of the product.  We understand that Diosynth is working toward the launch of the product in Europe in the second half of 2004.

In January 1998, Savient entered into a licensing agreement with IBATECH Sp. z.o.o., a Polish corporation that subsequently merged with Bioton Sp. z.o.o (“Bioton”), covering the development, production and commercialization of Savient’s recombinant human insulin.  Under the agreement, Bioton and Savient have collaborated on the development of the know-how for large scale manufacturing of Savient’s recombinant human insulin for the insulin markets in Poland and several other East European countries.  Bioton began manufacturing and selling insulin in Poland in the second half of 2001 following receipt of Polish regulatory approval. Savient has received certain milestone payments and receives royalties on sales of the product in the licensed territory.

We have also licensed distribution and manufacturing rights for insulin to SciGen in the Pacific Rim, China and India. We will receive royalties on sales of insulin in the licensed territories.

Products in Registration and Clinical Trials

FIBRIMAGE (thrombus-imaging agent)

Fibrimage (formerly called Imagex) is a novel agent for the detection of thrombi and blood clots in patients suffering from deep vein thrombosis or pulmonary embolism.  Deep vein thrombosis, which results from the development of thrombi, causes a reduction in the venous blood flow.  Pulmonary embolism is the dislodgment of a piece of thrombus and its relocation via the circulatory system to the lungs.  Fibrimage consists of a genetically-engineered portion of the fibrin binding domain of fibronectin attached to a radiopharmaceutical tag.  Once injected in the patient, it targets and binds to fibrin, a substance that is essentially present only in blood clots. Savient holds various patents covering Fibrimage in the United States and in several other countries.  In August 1994, we licensed worldwide rights to the polypeptide to Merck Frosst Canada Inc. (“Merck Frosst”) for the development and commercialization of a diagnostic imaging agent for the detection of thromboembolism.  Merck Frosst filed an IND with the Canadian Bureau of Biologics in April 1996.  In September 1997 DRAXIS Health Inc. (“Draxis”) acquired the radio-pharmaceutical division of Merck Frosst and all rights to Fibrimage.  Draxis successfully completed a Phase I study of Fibrimage in Canada in December 1997, and a Phase II study in 1999.  Although Draxis planned to initiate a Phase III efficacy study in Canada in February 2002, the study was placed on hold pending resolution of formulation issues.  Draxis has advised us that it is planning to initiate the Phase III study in both Canada and the U.S. during 2004.

PROSAPTIDE

Prosaptide, a 14 amino acid peptide derived from the natural protein prosaposin, is being developed to treat neuropathic pain, which causes substantial disability in patients.  Neuropathic pain is associated with nerve injury and can be a result of metabolic trauma (diabetes), physical trauma (phantom limb pain), infectious trauma (HIV, post-polio syndrome) or chemical trauma (chemotherapy and anti-retroviral therapy).  An estimated 3 million people in the United States suffer from neuropathic pain, including approximately 600,000 suffering moderate to severe pain associated with diabetic peripheral neuropathy and 300,000 suffering moderate to severe pain associated with HIV neuropathy.  Peripheral neuropathy is a common neurological disorder caused by damage to the peripheral nerves located in the arms, hands, legs and feet, and is the most prevalent complication of diabetes.  No product is currently approved in the United States specifically for the treatment of neuropathic pain associated with HIV/AIDS, although several products are in clinical trials in this patient population as treatments for neuropathic pain and/or treatments of the underlying neuropathy, including topical capsaicin, neurophilin, acetyl-L carnitine and cannabinoid compounds.  Due to the fact that available treatment options for neuropathic pain are often unsatisfactory and frequently accompanied by unacceptable side effects, only approximately one-third of patients who are diagnosed and symptomatic are currently treated.  We believe that the annual U.S. market potential for Prosaptide in the treatment of neuropathic pain may be in excess of $300 million.

A Phase II(a) human clinical trial in Type I and Type II diabetes mellitus conducted prior to our acquisition of the product demonstrated that Prosaptide effectively decreases pain associated with diabetic peripheral neuropathy without deleterious side effects.  Following the acquisition of Prosaptide, we decided to change the initial clinical indication for Prosaptide after consultation with leading experts in peripheral nerve disease led us to conclude that the clinical development program for the HIV population could be less complex than for the diabetes population initially pursued.  In addition, pursuit of the HIV neuropathic pain indication provided us with the opportunity to collaborate with the Neurologic AIDS Research Consortium (“NARC”), a group that views the need for a safe and effective therapy for HIV neuropathic pain as a key priority.  In July 2003 we commenced a Phase II(b) clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy to supplement the findings of the previous clinical trial.  We currently anticipate this clinical trial will be completed in early 2005; however, to date, enrollment in the clinical trial has been slower than expected and if we cannot achieve sufficient enrollment in the clinical trial by mid-2004, we may determine to terminate the trial and stop development of Prosaptide.  If the Phase II results are favorable, Savient currently intends to seek a partner to commercialize Prosaptide, and does not currently plan to continue further clinical development on its own.

Prosaptide was shown in a series of animal studies to not only alleviate peripheral neuropathic pain but also to mitigate the underlying neuropathy, thereby inducing neuronal regeneration and preventing neuronal death.  The data from these studies suggest that if these findings are replicated in human clinical trials, there may well be additional potential for Prosaptide in the treatment of peripheral neuropathy, in addition to its ability to decrease neuropathic pain.  No approved drugs are available to prevent or reverse the neuropathy itself.  We hold various patents and patent applications relating to Prosaptide in the United States and in several other countries.

Savient acquired Prosaptide in March 2001 through the acquisition of Myelos Corporation, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  Under the terms of the acquisition agreement, Savient paid Myelos stockholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of our common stock).  An additional future payment of $30 million is contingent upon Savient being in position to file an NDA for FDA approval of Prosaptide in the treatment of neuropathic pain.  The acquisition agreement provides for a final payment of 15% of worldwide net sales of Prosaptide in the third year of commercialization.  These payments will be made in shares of our common stock, although we have the right to elect to make a portion of these payments in cash.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Acquisition of Myelos Corporation.”

PURICASE

Gout occurs when uric acid accumulates in the joints.  The disease causes severe pain and disability and creates a risk of kidney failure, which may lead to life-threatening complications. Current treatments for gout and related conditions are sometimes ineffective because of side effects or lack of efficacy of approved medications.  PEG-uricase is a bio-engineered and chemically modified enzyme of mammalian origin that converts uric acid to a more soluble and readily excreted product.  The PEG-

modified enzyme has a much longer circulating lifetime and is less likely to induce immune reactions than the unmodified enzyme.  Therefore, the PEG-uricase enzyme should effectively and efficiently eliminate excess uric acid from the body of individuals with refractory gout who cannot otherwise eliminate excess uric acid.

In August 1998, Savient licensed exclusive worldwide rights from Duke University Medical Center (“Duke”) of North Carolina and Mountain View Pharmaceuticals, Inc. (“MVP”) to technology relating to polyethylene glycol (“PEG”) conjugates of uricase (urate oxidase).  Duke had developed recombinant uricases and, together with MVP, had developed PEG conjugates of uricases to make them safer and longer acting. MVP has transferred its PEG technology to Savient, and we will produce uricase and PEG conjugates of uricase, undertake clinical trials and commercialize the product.

We filed an IND with the FDA in November 2001 and the Phase I clinical trial, utilizing delivery by subcutaneous injection, started in February 2002 at Duke University Medical Center.  While a dose-dependent reduction in serum uric acid levels was noted in the trial, topical hypersensitivity reactions in some individuals participating in the study were also observed.  We completed a new Phase I clinical trial in the third quarter of 2003 utilizing an intravenous route of administration, and no allergic response was observed.  We initiated a Phase II safety and efficacy study of Puricase in February 2004; we anticipate this study will be completed in late 2004.

We are aware of at least one other product, febuxistat, currently in development for the treatment of refractory gout patients who may be intolerant of or inadequately responsive to allopurinol.  Additionally, Cardiome Pharma Corp. has announced the December 2003 filing of an NDA for oxypurinol for the treatment of gout patients who are intolerant of allopurinol.

Oral Liquid Pharmaceutical Products

Rosemont’s strategy is to launch products as Specials, then conduct bioequivalence and stability studies to gain licensure for those products that generate sufficient sales to warrant the expense.  This process generally requires two to three years.  Rosemont maintains an in-house development capability to develop new products.  For further information regarding Rosemont’s oral liquid pharmaceutical products, see “—Commercialized Products–Oral Liquid Pharmaceutical Products.”

Products in Laboratory and Pre-Clinical Research

BIOGENERICATM

Pursuant to an agreement entered into with Teva Pharmaceutical Industries Ltd. in 1999, Savient is currently pursuing the development of a recombinant human therapeutic protein chosen by Teva that is currently marketed worldwide by other companies and which is approaching the end of its patent protection in a number of countries.  Under the agreement, Savient is responsible for conducting development work on the biologic product and manufacturing it.  Teva will distribute and market the product once regulatory approvals have been obtained.  It is likely that clinical trials will be required in order to obtain approval of this product, and Savient is obligated to pay one-half the cost of the trials, which costs may be significant. Savient received a milestone payment of $2,500,000 in 2000 and will receive up to an additional $5,000,000 in milestone payments and a royalty based on Teva’s net sales of the product.

BTG – 271

Savient has been researching BTG-271, based on a human monoclonal antibody, termed Y1, which targets a cell surface antigen with specific preference to malignant myeloid cells.  Our research found that the antibody binds to leukemic stem cells but not to normal stem cells.  In the process of elucidating the nature of the receptor to which the antibody binds, we discovered that the receptor had been modified in a unique way.  We found similar unique modifications in other cells that are responsible for thrombosis and inflammation.  Savient will require patent licenses from a number of companies in order to commercialize BTG-271.  We cannot assure you that we will able to obtain these licenses on reasonable terms or at all.  If we are not able to obtain these licenses, we will not be able to commercialize BTG-271.

The results of pre-clinical research, anticipated during the first half of 2004, will determine whether we will continue to pursue research on BTG-271 and, if so, the particular applications we will pursue.

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

Our sales and marketing team in the United States, which we established in the second half of 1995, consisted of 54 people (including 23 people engaged through a contract sales organization) on February 1, 2004.  As a result of the expected introduction of generic versions of Oxandrin and our inability to in-license additional products for our sales and marketing team to sell, as well as the uncertainty created by the proposed acquisition of us by Teva, we experienced significant difficulty in maintaining a full complement of sales and marketing personnel, particularly in the second half of 2003. As a result, we have engaged a contract sales organization to market Oxandrin and Delatestryl in those regions of the United States where we lost and could not replace our sales and marketing personnel. Rosemont’s sales and marketing team consisted of 39 people on February 1, 2004.  With respect to sales outside the United States, Savient’s current distribution arrangements include exclusive relationships with JCR for the sale of human growth hormone in Japan and The People’s Republic of China, with Ferring for the sale of human growth hormone in Europe and the former Soviet Union, with several other companies, covering approximately 35 countries, for the sale of Bio-Tropin, approximately 20 companies, covering more than 35 countries, for the sale of BioLon, and Galderma for the sale of Silkis worldwide. Savient has granted Teva exclusive marketing rights to its hGH in the United States, which Teva will market as Tev-TropinTM.  In March 2004 we notified Akorn, Inc. that we were terminating Akorn’s exclusive marketing rights for BioLon in the United States.  We are currently evaluating whether we will market our sodium hyaluronate for osteoarthritis product on our own or through a third party.

In substantially all of Savient’s product distribution agreements, Savient grants exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements.  Pursuant to these agreements, Savient generally supplies product at a price equal to a percentage of the distributor’s net sales price, subject to a minimum price.  Regulatory approvals are obtained either by Savient or by its distributors, depending on the product, the territory and the terms of the commercial agreement. Savient is generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third-party patents.  See “—Risk Factors—We are dependent on third-party licensees to commercialize many of our products, and their failure to perform adequately could adversely affect our results of operations.”

In connection with the introduction of Oxandrin, Savient entered into an agreement with Gentiva Health Services, Inc., which was subsequently acquired by Accredo Health, Incorporated, whereby Accredo served as Savient’s exclusive wholesale distributor of Savient’s Oxandrin and Delatestryl products in the United States.  Until the fourth quarter of 2002, sales of Oxandrin were primarily to Accredo.  See “—Risk Factors—We are dependent on Oxandrin sales for a significant portion of our revenue, and any decrease in Oxandrin sales could adversely affect our results of operations and our ability to conduct our business.”  In the fourth quarter of 2002 Savient renegotiated its agreement with Accredo, and Savient now sells Oxandrin and Delatestryl directly to wholesalers and Accredo distributes them for Savient on a fee-for-service basis, although we are currently transitioning these services from Accredo to Integrated Commercialization Services, Inc.  The services provided consist primarily of warehousing and shipping of product.  In anticipation of the change in its distribution agreement with Accredo, Savient established direct relationships with key wholesalers. Savient began selling the 10mg Oxandrin tablet directly to wholesalers in September 2002.  Accredo continued to distribute the 2.5 mg Oxandrin tablets in its inventory until they completed the liquidation of their inventory position in March 2003.  Savient’s sales of Oxandrin in the first quarter of 2003 were adversely affected in part by the effect of the liquidation of Accredo’s available supply of the 2.5mg tablets.  In April 2000 Savient signed an agreement with Ross to co-promote Oxandrin in the United States for the long-term care market, which, according to IMS Health Incorporated data, represented approximately 14% of Oxandrin wholesaler to end-user sales in both 2001 and 2002 and 16% of Oxandrin wholesaler to end-user sales in 2003.  Ross has the right to terminate the agreement at any time upon six months notice.  If Ross elects to do so, our Oxandrin sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  Although Ross did not meet specified sales levels required by the agreement by the end of 2003, Ross paid the margin that we would have earned on the difference between the actual and target sales level and, as a result, Ross retained the right to co-promote Oxandrin in the long-term care market through at least the end of 2005.

Research and Development

We conduct research on potential products for which we have retained future rights for our own account and on behalf of our partners for which we receive certain current payments and, if successful, future payments in the form of royalties or manufacturing rights.  At February 1, 2004, our research and development organization comprised 72 scientists, associates and related personnel with expertise in molecular biology, cell biology, protein chemistry and clinical trials.

Our principal products in research and development are as follows:

Product	Indication/Application	Status
PRODUCTS IN REGISTRATION AND CLINICAL TRIALS:
Fibrimage® (thrombus-imaging agent)	Diagnosis of deep vein thrombus	Phase III being conducted by Draxis
Prosaptide	Treatment of neuropathic pain	Phase II
Puricase®	Refractory gout	Phase II February 2004
ORAL LIQUID PHARMACEUTICAL PRODUCTS	Oral liquid formulations of medicines	Bio-equivalence and stability studies

PRODUCTS IN LABORATORY AND PRE-CLINICAL RESEARCH:
BioGenerica	Generic version of one biologic pharmaceutical product	Pre-clinical development
BTG-271		Research

For further information about these products, see “—Products in Registration and Clinical Trials” and “—Products in Laboratory and Pre-Clinical Research.”

In light of the long research and development timelines associated with pharmaceutical research, as well as the high risks and costs involved, we have determined to move away from funding internal discovery research.  Instead, we intend to focus on recruiting promising later-stage research projects by in-licensing therapeutics and technologies from external sources and pursuing multiple early stage collaborations that have the potential to provide new products for the rheumatology/orthopedic surgery markets and, to a lesser extent, the urology markets or other niche indications.  We will focus our internal research expertise and resources on the advancement or refinement of existing compounds or in-licensed product candidates.  However, to date we have had limited success in in-licensing therapeutics and technologies due to our limited cash resources, and we expect that our limited cash resources will continue to adversely affect our ability to in-license therapeutics and technologies.

Rosemont does not engage in any basic research activities.  However, Rosemont possesses a high degree of skill in converting drugs from tablet formulation to oral liquid formulations.  The process generally requires six months, with another three months required for stability.  When sales of these newly developed products reach a desired level, Rosemont commences bioequivalency and further stability studies to obtain licensure of such products.  This process generally requires two to three years.

Manufacturing and Supply Arrangements

We currently operate a production facility in Israel designed to meet current Good Manufacturing Practices (“cGMP”) for production of our bulk human growth hormone, BioLon, Bio-Hep-B and Savient HA products, as well as the genetically-engineered portion of the Fibrimage product. We also operate a modern filling suite for our BioLon and Savient HA syringes, which has undergone inspection and was approved by European and U.S. regulatory authorities.  Based on these inspections, European Device Approval (CE Mark) and, in the case of BioLon, FDA approval were granted.

In April 1999, Savient purchased an existing building located approximately 12 miles south of its current facility in Israel.  Basic construction of a modern production facility in this building that is designed to meet FDA cGMP requirements for drugs, biologics and devices was completed at the end of 2001.  Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003.  BioLon and Savient HA manufacturing have been moved to the new facility and have received European approval; FDA approval of the facility for manufacture of BioLon and Savient HA is pending a facility inspection.  The new facility is designed to allow us to meet current regulatory requirements and our currently foreseeable manufacturing capacity needs.  In general, we cannot manufacture our products for commercial sale in this facility until the facility has been approved for manufacture of the specific product by the applicable regulatory agency, which began at the end of 2003 and will continue through 2005, depending on product and territory.  As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel; any future suspension of inspection activities could have an adverse effect on our ability to begin manufacturing our products at this new facility.  Before moving production of a product to the new facility, we will stockpile inventory for the period we anticipate will be required to move the equipment, qualify it in the new facility and obtain the required regulatory inspections.  If this period takes longer than anticipated, or sales are higher than anticipated, our stockpiled inventory may be exhausted and, as a result, we may not be able to meet demand for the product on a timely basis, which could adversely affect our business.

Although a substantial portion of the hGH supplied by Savient to its distributors is in bulk form, Savient also provides distributors with fully packaged product.  For these distributors, Savient’s bulk human growth hormone is formulated, filled in vials and packed in Germany by Dr. Madaus GmbH, our subcontractor for manufacturing the packaged product.  In addition, sterilization of the BioLon syringe is performed by Mediplast Israel Ltd., our subcontractor for these purposes.  We believe that we operate our facilities under, and are in compliance in all material respects with, current FDA good laboratory and manufacturing practices.

Oxandrolone, the active ingredient of Oxandrin, and our 2.5mg Oxandrin tablet are currently being manufactured for us by Searle, a subsidiary of Pfizer, which originally developed the product.  Our agreement with Searle provides that Searle will produce and exclusively sell oxandrolone to Savient.  In March 2003 Savient and Searle extended the agreement to March 2005.  If our agreement with Searle is not renewed thereafter and our alternative oxandrolone suppliers have not received the required regulatory approvals, our business, results of operations, cash flows and financial condition could be materially adversely affected.  See “—Risk Factors—We are dependent on Oxandrin sales for a significant portion of our revenue, and any decrease in Oxandrin sales could adversely affect our results of operations and our ability to conduct our business” and “—We are dependent on third party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our product.”  The agreement provides that Searle will not produce oxandrolone for any other entity prior to April 2006.  In addition, DSM Pharmaceuticals, Inc. contract manufactures both 2.5mg and 10mg Oxandrin tablets from bulk oxandrolone supplied to them through Searle.

Because our prior alternate supplier of oxandrolone was unable to obtain the necessary regulatory approvals, in February 1999 we entered into a supply agreement with Gideon-Richter Ltd. (“GRL”) pursuant to which GRL will supply oxandrolone to Savient on an exclusive basis provided certain annual minimum purchase requirements are met.  Should Searle for any reason be unable to supply oxandrolone to Savient prior to GRL obtaining the necessary regulatory approvals, Savient’s business, results of operations, cash flows and financial condition could be materially adversely affected.  GRL has advised us that it intends to file a drug master file in the first half of 2004 and we are planning to file for approval of oxandrolone manufactured by GRL thereafter. See “—Risk Factors—We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our product” and “Item 3.  Legal Proceedings.”

BMS contract manufactured Delatestryl for Savient until it closed its manufacturing facility in July 2001.  We stockpiled inventory prior to the closing of this facility.  In March 2003 Sabex agreed to contract manufacture Delatestryl for us, and we obtained FDA approval of the Delatestryl manufactured by Sabex in September 2003.  See “—Risk Factors—We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.”

Rosemont manufactures all of its products at a U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) registered manufacturing facility that is designed for the production of aqueous oral liquids in a range of presentations from simple syrups to suspensions.  Rosemont holds a Manufacturer’s Specials License, allowing for the manufacture of unlicensed oral liquid drugs, and a Wholesale Dealer’s License, allowing for the distribution of those drugs.  Rosemont’s facility was last inspected by MHRA in April 2002, and the next MHRA inspection is anticipated in mid 2004.  Rosemont dedicates almost all of its manufacturing capacity to the production of its own products, and conducts limited contract manufacturing for third parties.  During the fourth quarter of 2002, Rosemont obtained a “Home Office” license from the U.K. regulatory authorities in order to allow its facility to handle and process U.K. Schedule 4, Part 2 substances, which covers anabolics such as oxandrolone.

In February 1995, BTG-Israel was awarded ISO 9002 certification by the Standards Institution of Israel (“SII”).  The certification was issued with respect to the manufacture, packaging and dispatch of Savient’s pharmaceutical products for human use manufactured at its manufacturing facility in Rehovot, Israel.  ISO 9002 is one of a series of Quality Management System Standards established by the International Organization for Standardization (“ISO”) based in Geneva, Switzerland.  It is equivalent to the European Community Standard EN 29002.  SII is a member of an international organization, the International Quality Certification Network (“IQNet”), that encompasses quality certification institutes worldwide in a mutual recognition agreement.  Receipt of the ISO 9002 certification was a significant milestone in the process of obtaining the BioLon CE mark.  In September 2003, SII awarded BTG-Israel ISO 9001 and ISO 13485 (Medical Device Quality System) certification for its new manufacturing facility following an audit of the facility.  In August 1997, SII awarded BTG-Israel ISO 14001 certification for its Environmental Management System.  The ISO 14000 series of standards, dealing with the environment and its protection, are important from both a regulatory and commercial point of view.

Governmental Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our products and our ongoing research and development activities.  All of our products require regulatory approval by governmental agencies prior to commercialization.  Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require the expenditure of substantial resources.  Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  Savient’s policy is to conduct its research and development activities in compliance with current United States National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, and with comparable guidelines in Israel and other countries where we may be conducting clinical trials or other developmental activities.  See “—Risk Factors—We are subject to stringent governmental regulation, and our failure to comply with applicable regulations could adversely affect our ability to conduct our business.”

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries.  The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States.  In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug Application (“IND”) or equivalent, human clinical trials and approval of a New Drug Application (“NDA”).  The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin.  Clinical trials generally involve a three-phase process:

•                                          Phase I trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug absorption, distribution and metabolism;

•                                          Phase II trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages and dose regimens, expand evidence of the safety profile and, perhaps, determine preliminary efficacy; and

•                                          Phase III large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies.

The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales.  The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval.  Among the conditions for an NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (“GMP”).  In complying with GMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance.  Following approval of the NDA, we are subject to periodic inspections by the FDA.  Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

European countries generally follow the same procedures.  The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products (“CPMP”) designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies.  Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate.  In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.  The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union.

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

Under U.K. regulations, Rosemont is permitted to sell two categories of products.  For those products for which Rosemont completes bioequivalence and stability studies, it applies for a product license from the U.K. Medicines and Healthcare Products Regulatory Agency and is permitted to promote such products to physicians, nurses and pharmacists. For compounds that are not licensed in an oral liquid formulation, Rosemont holds a license to accept custom orders for such products, known as “Specials,” but is not permitted to promote Specials.

In addition to the foregoing, Savient’s present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

Patents and Proprietary Rights

Our scientific staff and consultants are actively working in various areas of pharmaceutical development to develop techniques, microorganisms, processes and products to achieve Savient’s commercial aims.  Savient protects its intellectual property rights in this work by a variety of means, including filing patent and trademark applications in the United States, Europe and other major industrialized countries.  Savient also relies upon design registrations, trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position.  See “—Risk Factors—We depend upon proprietary technology, which may be difficult to protect.”

As of March 1, 2004, Savient was maintaining worldwide approximately 409 issued patents either owned or exclusively licensed by Savient, including 63 patents issued in the United States, 16 patents issued by the European Patent Office (“EPO”), which in turn resulted in the issuance of 160 national patents in Europe, and 17 patents issued in Israel.  Additionally, approximately 242 patent applications owned or exclusively licensed by Savient are pending in various countries.  There can be no assurance that any of the patent applications assigned or licensed to Savient will result in issued patents, or that issued patents will not be circumvented or invalidated. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights.  Such litigation may consume substantial amounts of our resources.  See “—Risk Factors—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected” and “Item 3.  Legal Proceedings.”

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to Savient and, in some cases, related to products and processes being developed by Savient.  We cannot presently assess the effect, if any, that these patents may have on our operations.  The extent to which efforts by other researchers have or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on our business or would force us to obtain licenses from others is currently unknown.  See “—Risk Factors—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

Rosemont’s formulation know-how is not patented, although Rosemont has obtained a patent on one resulting oral liquid product.

To date, Savient has been, or currently is, party to several legal and administrative proceedings relating to its technologies, products and patents and the patents of others.  See “Item 3.  Legal Proceedings.”

Operations in Israel

Savient has significant research and development and biologics production activities in Israel that are affected by economic, military and political conditions there and in the Middle East in general.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel.  Any major hostilities involving Israel could adversely affect our research, development and biologics production operations, which would harm our business.  We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse affect on us or our business.  Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.  In addition, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip.  During the course of military operations, Israel’s military reserves, which include a number of our employees and executives, may be called up.  To date, we have been able to continue our research and development and biologics production activities during periods of military mobilization, although there can be no assurance that such activities could be continued in the event of future hostilities.  See “—Risk Factors—Our business may be adversely affected by developments in Israel.”

As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the then existing situation with Iraq.  To date European regulatory agencies have not suspended inspections of manufacturing facilities in Israel.  Products we intend to manufacture at our newly constructed manufacturing facility (currently BioLon, Savient HA, Bio-Tropin and Bio-Hep-B) cannot be shipped into the United States until the FDA has inspected and approved this facility.  We have transferred our BioLon and Savient HA manufacturing operations to this new facility; however, we cannot sell BioLon and Savient HA manufactured at this facility in the United States until these manufacturing operations are inspected and approved by the FDA.  A suspension of inspection activities by the FDA will delay the commencement of manufacturing at our new facility, which could adversely affect our business. The suspension of FDA inspections delayed inspection of the contract sterilizer utilized by Savient for its BioLon product, which required us to stop shipping BioLon sterilized at that facility to the U.S. from the fourth quarter of 2001 until September 2002, when the facility was approved following an inspection by the FDA.  While we have secured alternative contract sterilization arrangements for BioLon in North America, we have not secured alternate arrangements to prevent potential interruption of other manufacturing activities and we cannot assure that we will be able to secure alternative manufacturing arrangements on a timely basis on reasonable terms, or at all, if needed.

Because BTG-Israel is involved in a technological industry and is an exporter of Israeli goods, Savient has enjoyed the benefits of certain programs promulgated by the Government of Israel in order to encourage the development of technology and export of Israeli products.  However, there can be no guarantee that these programs will continue.

Competition

Therapeutic drug development is conducted by numerous companies throughout the world. Competition is intense in the product areas in which Savient has focused its efforts.  Significant competition comes from independent, dedicated biotechnology companies as well as from large, established pharmaceutical and specialty pharmaceutical companies.  The primary competitive factors in this field are the ability to attract and retain highly qualified scientists and technicians, to create and maintain scientifically advanced technology during a period of rapid technological development and to develop proprietary products or processes.

The principal parameters influencing competition are the efficacy of products and their production processes, the patent protection available for such products, the timing of commercialization vis-a-vis competitors’ products and price.  Savient’s competitive position in the industry varies on a product-by-product and country-by-country basis depending upon the efficacy of Savient’s products as compared to competing products, the scope of patent protection in each country for Savient’s products as compared to competing products, whether Savient’s product is the first such product to be commercialized and, where there are a number of similar products, the price of Savient’s product as compared to its competitors’ products, and the relative strength of Savient’s partner in the territory.

Many of our current competitors have significantly greater financial and organizational resources than Savient.  Since technological developments are expected to continue at a rapid pace in the biotechnology industry, the successful development of Savient’s products will be dependent upon its ability to maintain a competitive position with respect to its technology.  See “—Risk Factors—We operate in a highly competitive market and our competitors may develop alternative technologies and products before or more successfully than we do.”

We are currently seeking to expand our operations and product pipeline through the acquisition of businesses, products and/or technologies.  We face significant competition for acquisitions, which could adversely affect our ability to expand our operations and product pipeline.  See “—Risk Factors—We are seeking to expand through acquisition, which entails risks.”

Employees

As of February 1, 2004, we had approximately 460 employees worldwide, most of whom are engaged in manufacturing, quality assurance, marketing and sales, and research and development activities.  In addition, we have consulting arrangements with scientists at various institutions and universities in the United States, Europe and Israel.

Savient’s ability to develop marketable products and to establish and maintain its competitive position in light of technological developments will depend, in part, on its ability to attract and retain qualified scientific, marketing and management personnel.  Competition for such personnel is intense.

None of Savient’s employees is represented by a labor union and Savient has experienced no work stoppages.  We believe our relations with our employees are good.

Available Information

Our investor relations website is accessible through www.savientpharma.com.  We make available free of charge on this website, under the caption “Investor Relations—SEC Filings”, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or submit such materials to the Securities and Exchange Commission.

RISK FACTORS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements regarding Savient’s expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as

“anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and other similar expressions are forward-looking statements.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and the biopharmaceutical and specialty pharmaceutical industries, and involve known and unknown risks, uncertainties and other factors that may cause Savient’s results, levels of activity, performance or achievements to be materially different from the results, levels of activity, performance or achievements expressed or implied in or contemplated by these forward-looking statements.  Accordingly, stockholders must recognize that Savient’s actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below.  Stockholders should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and Savient undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We are dependent on Oxandrin sales for a significant portion of our revenue, and any decrease in Oxandrin sales will adversely affect our results of operations and our ability to conduct our business.

Sales of Oxandrin in 2001, 2002 and 2003 amounted to approximately $47.2 million, $45.9 million and $57.6 million, respectively, representing 54%, 48% and 46%, respectively, of Savient’s total product sales in those periods.  Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while we cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin during 2004. The introduction of these generic products will cause a significant decrease in our Oxandrin revenues, which will have a material adverse effect on our results of operations, cash flows, financial condition and may require us to scale back our business activities in certain areas.

In addition to possible competition from generic products, Oxandrin is facing competition from other products, including human growth hormone.  A substantial number of users of Oxandrin are patients with AIDS and as more successful treatments for this disease, such as protease inhibitors, are developed, the need to use Oxandrin by these patients may be reduced.  Although Savient is working to expand the use of Oxandrin to treat involuntary weight loss associated with other conditions covered by the product’s current FDA approval, such as burns, non-healing wounds, chronic obstructive pulmonary disease and cancer, there can be no assurance that Savient will be successful in its efforts.

Since Savient’s launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss.  However, the rate of growth in the AIDS-related weight loss market has slowed substantially, and there can be no assurance that it will continue to grow in the future.  In addition, three states with budget crises — New York, California and Florida — have, beginning in the second quarter of 2003, eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs (“ADAP”), which has and is expected to continue to adversely impact sales of Oxandrin in those states.  Our inability to continue to increase our sales in the AIDS-related weight loss market or to expand into other markets could have a material adverse effect on our business.

Oxandrin sales experienced rapid growth in December 2000 and the first half of 2001 in large part as a result of the commencement by Ross of marketing Oxandrin for the treatment of involuntary weight loss in the long-term care market, which, according to IMS Health data, represented approximately 14% of Oxandrin wholesaler to end-user sales in both 2001 and 2002 and 16% of Oxandrin wholesaler to end-user sales in 2003.  Although Oxandrin prescriptions increased significantly in 2001 and 2002, they decreased 1.1% in 2003 compared to 2002, and prescriptions in the long-term care market in 2003 decreased 16.4% compared to 2002.  To date the average prescription written for the long-term care market involves a lower dose of Oxandrin than the average prescription written for the AIDS market and, therefore, the rate of growth in Oxandrin sales will be less than the rate of growth in prescriptions.  Ross has the right to terminate our Oxandrin co-promotion agreement at any time upon six months notice.  If Ross elects to do so, our Oxandrin sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  There can be no assurance that demand for Oxandrin will continue to increase.

Quarterly fluctuations in sales of Oxandrin can have a significant impact on our quarterly results of operations.  Quarterly sales of Oxandrin in 2001, 2002 and 2003 are set forth in the following table (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2001	$16,692	$17,887	$4,575	$7,996	$47,150
2002	9,555	12,329	13,661	10,316	45,861
2003	11,863	14,121	16,867	14,790	57,641

Prior to September 2002, our sales of Oxandrin consisted solely of sales to Accredo, which served as our wholesale and retail distributor of Oxandrin in the United States, and, beginning in the third quarter of 2000, Ross, which is co-promoting Oxandrin in the long-term care market in the United States. Oxandrin sales during the first half of 2001 were favorably affected by: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of Oxandrin by Accredo.  The increase in Oxandrin sales in 2003 largely reflects higher end-user purchases, as well as the fact that until the fourth quarter of 2002 Savient sold its Oxandrin to Accredo, which then resold the product to wholesalers.

Upon completion of its inventory reduction in May 2000, Accredo began to purchase, on a monthly basis, an amount of Oxandrin equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in Oxandrin purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of Oxandrin into the long-term care market, Accredo’s purchases of Oxandrin in the second quarter were higher than the levels of its sales of Oxandrin to wholesalers in that period.  As a result, Accredo’s inventory of Oxandrin increased beyond the desired level.  Accordingly, Savient and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by Savient to Accredo more accurately reflected end-user demand.  As a result, sales of Oxandrin in the second half of 2001 and the first half of 2002 were $22.0 million and $12.7 million lower, respectively, than in the first half of 2001.

In the fourth quarter of 2002 Savient renegotiated its agreement with Accredo, and Savient now sells Oxandrin directly to wholesalers and Accredo distributes Oxandrin and Delatestryl for Savient on a fee-for-service basis, although we are transitioning these services from Accredo to Integrated Commercialization Solutions, Inc.  The services provided consist primarily of warehousing and shipping of product.  The transition to the new arrangement, which was completed in March 2003 when Accredo finished liquidating its inventory of the 2.5mg Oxandrin tablets, resulted in sales of Oxandrin decreasing by $3.3 million in the fourth quarter of 2002 compared to the third quarter of 2002, as Accredo began to reduce its inventory of the 2.5mg Oxandrin tablet. Savient’s sales of Oxandrin in the first quarter of 2003 were adversely affected by Accredo’s liquidation of its inventory of the 2.5mg tablets.  The decrease in Oxandrin sales in the fourth quarter of 2003 from the third quarter of 2003 was due to higher purchases in the third quarter in anticipation of a price increase in the fourth quarter of 2003.  Oxandrin sales in the fourth quarter of 2003 include a payment of $841,000 by Ross, representing the margin that we would have earned on the difference between the actual sales and the specified sales level Ross was required to meet to retain the right to co-promote Oxandrin in the long-term care market through at least the end of 2005.

Reductions in wholesaler purchases of Oxandrin from Accredo in the second, third and fourth quarters of 2001 and significantly reduced purchases of Oxandrin by Accredo in the second half of 2001 adversely affected the growth in Savient’s product sales and revenues and Savient’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), Savient’s sales will fluctuate from quarter to quarter.

As a result of the expected introduction of generic versions of Oxandrin and our inability to in-license additional products for our sales and marketing team to sell, as well as the uncertainty created by the proposed acquisition of us by Teva, we experienced significant difficulty in maintaining a full complement of sales and marketing personnel, particularly in the second half of 2003.  As a result, we have engaged a contract sales organization to market Oxandrin in those regions of the United States where we lost and could not replace our sales and marketing personnel.  We cannot assure you that the representatives from this contract sales organization will be as effective as our own employees in marketing Oxandrin.

We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to meet demand for our products.

Savient is dependent on third parties for the manufacture of Oxandrin and Delatestryl, the filling and vialing of its Bio-Tropin product and the sterilization of its BioLon product.  Our dependence upon third parties for the manufacture of these products may adversely impact our profit margins or result in unforeseen delays or other problems beyond our control.  If for any reason we are unable to retain these third-party manufacturers, or obtain alternate third-party manufacturers, on commercially acceptable terms, we may not be able to distribute our products as planned.  If we encounter delays or difficulties with contract manufacturers in producing, filling, vialing or sterilizing these products, the sale of these products would be adversely affected.

Although Savient is a party to an exclusive supply arrangement with Searle, covering the supply of oxandrolone, the active ingredient of Oxandrin, to Savient through April 2005, and a supply agreement with GRL, there can be no assurance that Searle will continue, or that GRL will be able, to provide Savient with sufficient supplies of oxandrolone to satisfy its future needs on commercially reasonable terms or at all.  BMS ceased manufacturing Delatestryl for Savient in July 2001 when it closed the manufacturing facility where it produced Delatestryl.  Although Sabex agreed in March 2003 to contract manufacture Delatestryl for us, and its Delatestryl was approved by the FDA in September 2003, we cannot assure you that Sabex will be successful in manufacturing sufficient quantities of Delatestryl to meet demand for our product.  In addition, Savient is dependent on Dr. Madaus GmbH (“Dr. Madaus”) to fill and vial our Bio-Tropin product.  We were forced to stop shipping BioLon sterilized by our Israeli contractor to the U.S. from the fourth quarter of 2001 until September 2002 because the FDA was unable to inspect the new manufacturing facility of this contract sterilizer for BioLon due to the violence in Israel at the time.

Third–party suppliers may encounter difficulties in achieving quality control and quality assurance, and also may experience shortages in qualified personnel, and therefore may not be able to meet our production schedules.  Switching suppliers may be difficult because the number of potential manufacturers is limited.  A shutdown in any of the manufacturing facilities utilized by Savient’s suppliers due to technical, regulatory or other problems, resulting in an interruption in supply of products, could significantly delay the manufacture of one or more of our products, which could have an adverse impact on our financial results, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms.  We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.  The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations.  The FDA current Good Manufacturing Practices are extensive regulations governing the manufacturing process, stability testing, record-keeping and quality standards.  We do not have control over, other than by contract, third-party manufacturers’ compliance with these regulations and standards.  Because the suppliers of key components and materials must be named in an NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required.  In the event of any interruption in supply from Searle, GRL (once approved as a supplier), Sabex or Dr. Madaus due to regulatory reasons, processing problems, capacity constraints or other causes, alternative manufacturing arrangements may not be available on a timely basis, if at all.  Any failure of Searle, GRL, Sabex or Dr. Madaus to fulfill its obligations to Savient could have a material adverse effect on our business, results of operations, cash flows and financial condition.  See “—Manufacturing and Supply Arrangements.”

We are dependent on third-party licensees to commercialize many of our products, and their failure to perform adequately could adversely affect our results of operations.

Except for the sale of Oxandrin and Delatestryl in the United States, its oral liquid pharmaceutical products in the United Kingdom and its products in Israel, which Savient markets on its own or through a contract sales organization, Savient is dependent on third-party licensees to distribute its products.  These arrangements typically provide our licensees with certain rights to manufacture and market specified products developed using our proprietary technology, subject to an obligation to pay royalties to us based on any future product sales or to purchase product from us, and require the licensee to conduct required clinical trials and obtain any necessary regulatory approvals.  The success of these arrangements depends on each licensee’s own financial, competitive, marketing and strategic considerations, which include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others.  Furthermore, the amounts of any payments to be received by Savient under its license agreements from sales of product by licensees will be dependent on the extent to which its licensees devote resources to the development and commercialization of the products.  Although we believe our licensees have an economic motivation to commercialize their products, we have no effective control over the licensees’ commercialization efforts.

Savient may from time to time seek to collaborate with larger pharmaceutical companies on the research, development and commercialization of certain products.  In trying to attract corporate partners to collaborate in the research, development and commercialization process, Savient faces serious competition from other biopharmaceutical companies and the in-house research and development staffs of the larger pharmaceutical companies.  If Savient is unable to enter into arrangements with corporate partners, its ability to proceed with the research, development and commercialization of its products may be severely limited.  Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to enter into collaborations with Savient’s competitors for products addressing the same medical conditions addressed by Savient’s products.  Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on Savient’s product candidates or terminate its collaborative arrangement with Savient in order to focus on these other prospects.

If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

Savient’s success will depend, in part, on its ability to obtain patent protection for its technology (including use of its products), preserve trade secrets and operate without infringing the proprietary rights of third parties.  The patent positions of pharmaceutical and biopharmaceutical companies are highly uncertain and involve complex scientific, legal and factual questions.  Patent disputes are frequent and costly, can delay or preclude the commercialization of products and could subject Savient to significant liabilities to third parties. Many biopharmaceutical companies have employed intellectual property litigation as a way to gain a competitive advantage.

Savient has developed patentable technology and proprietary know-how and has acquired from various universities and institutions certain basic technologies, as to which either patents have been issued or patent applications are pending.  There can be no assurance that patent applications will result in issued patents, that the claims allowed in such issued patents will be sufficiently broad to protect our proprietary rights or that patents will not be challenged, circumvented or invalidated or that rights granted pursuant to such patents will provide competitive advantages to Savient.  In addition, our patents may not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. Because patent applications are maintained in secrecy for a period of time after filing, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology.  Savient also relies on trade secrets, proprietary know-how and technological innovation that it seeks to protect with confidentiality agreements with its employees, consultants and licensees.  There can be no assurance that these agreements will not be breached, that Savient will have adequate remedies for any breach or that Savient’s trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

Savient’s commercial success will also depend in part on our not infringing patents or proprietary rights of third parties.  A number of companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that relate to our business, and such entities may file applications for or be issued patents in the future with respect to technology potentially necessary or useful to Savient.  Some of these technologies, applications or patents may conflict with Savient’s technologies and existing or future patents, if any, or patent applications.  Such conflict could limit the scope of patents that Savient has obtained or may obtain in the future or result in patent applications failing to issue as patents.  In addition, if third parties obtain patents which cover our activities, there can be no assurance that Savient would be able to license such patents on reasonable terms, or at all, or be able to license or develop alternative technology on a timely basis, or at all.  As more patents are issued to third parties, the risk that Savient’s products and activities may give rise to claims that they infringe the patents of others increases.  In addition, the presence of patents or other proprietary rights belonging to other parties may lead to the termination of research and development of a particular product.

Savient has in the past been, is currently and may in the future be involved in litigation and administrative hearings to determine the validity and scope of its and others’ patents and proprietary rights. Such litigation and administrative proceedings have to date required, and may in the future require, a significant commitment of our resources.  Any such commitment may divert resources from other areas of Savient’s business.  See “Item 3.  Legal Proceedings.”

We currently are, and in the future may be, involved in costly legal proceedings to enforce or protect our intellectual property rights or to defend against claims that we infringe the intellectual property rights of others.

Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, could be time consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:

•  cease selling products that are claimed to be infringing a third party’s intellectual property;

•  obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property’s owner, which licenses may not be available on reasonable terms, or at all;

•  redesign those products that are claimed to be infringing a third party’s intellectual property; or

•  pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

We have found it necessary to litigate against others, including our customers, to enforce our intellectual property and contractual and commercial rights, as well as to challenge the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity.  We are currently a party to several lawsuits regarding intellectual property, as discussed under “Item 3.  Legal Proceedings.  These lawsuits in which we are or have been involved in the past have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. We have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits.  As a result, these lawsuits, regardless of their eventual outcomes, have been, and will continue to be, costly and time consuming.  Furthermore, we could be involved in similar disputes or litigation with other third parties in the future.

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

Successful pharmaceutical product development is highly uncertain and is dependent on numerous factors, many of which are beyond Savient’s control, and very few research and development projects produce a commercial product.  Products that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, but not limited to:

•  they may be found to be ineffective or to have harmful side effects in pre-clinical or clinical testing;

•  they may fail to receive necessary regulatory approvals;

•  they may turn out to be uneconomical because of manufacturing costs or other factors; or

•  they may be precluded from commercialization by the proprietary rights of others or by competing products for the same indication.

Success in pre-clinical and early clinical trials does not ensure that large-scale trials will be successful. Data obtained from pre-clinical and clinical trials are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.  Many biopharmaceutical companies, including Savient, have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in pre-clinical and early human testing.

Savient is currently seeking to expand its product pipeline through the acquisition of businesses, products and/or technologies.  To the extent Savient acquires products that are still in pre-clinical or clinical trials, it will face the risks discussed above.  To the extent Savient uses its cash resources, incurs debt and/or issues shares of its common stock in these acquisitions but the acquired product cannot be commercialized, Savient’s business and prospects could be adversely affected.

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

The principal factors affecting Savient’s research and development expenses include the number of and outcome of clinical trials currently being conducted by it and/or its collaborators, the number of products in development and later stage research and future levels of revenue.  Should our revenues decline, we may limit our spending on research and development.

We have limited manufacturing capacity.

We currently operate a production facility meeting current Good Manufacturing Practices in Israel for production of our bulk human growth hormone, as well as the genetically-engineered portion of the Fibrimage product and Puricase.  We completed basic construction of a new biologics production facility at the end of 2001.  Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003.  Manufacture of sodium hyaluronate for our BioLon and Savient HA products and the filling of our BioLon and Savient HA syringes have been transferred to the new facility, and process validation for Bio-Hep-B manufacture in the facility is currently in process.  Rosemont manufactures all of its products at a U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) registered manufacturing facility that is designed for the production of aqueous oral liquids in a range of presentations from simple syrups to suspensions.

The manufacture of Savient’s products involves a number of technical steps and requires meeting stringent quality control specifications imposed by governmental regulatory bodies and by Savient itself.  Further, such products can only be manufactured in facilities approved by the applicable regulatory authorities. As a result, Savient may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at its facilities.  In the event of a natural disaster, equipment failure, strike, war or other difficulty, Savient may be unable to manufacture its products in a manner necessary to fulfill demand.  Savient’s inability to fulfill demand may permit its licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves.  Additionally, if Savient does not receive regulatory approval for its new facility, it would likely be unable to meet the anticipated increased demand for its products, which would have a material adverse effect on Savient’s business, results of operations, cash flows and financial condition.  Any substantial delay in obtaining regulatory approval for its manufacturing processes and facilities could also have a material adverse effect on Savient.  As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel, which could delay FDA inspection of Savient’s new manufacturing facility and, therefore, use of such facility to manufacture products for the U.S. market.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the then existing situation with Iraq.

Savient is dependent on third parties to manufacture all or a portion of certain of its products.  See “— We are dependent on third-party suppliers, and any failure by them to fulfill their obligations to us could adversely affect our ability to supply our products.”

During 2003 we transferred our BioLon and Savient HA manufacturing to our new manufacturing facility in Israel.  We expect to transfer our hGH manufacturing operations to the new facility and file for regulatory approval for the transfer during 2004.  The manufacture of each product at the new manufacturing facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the new facility.  Prior to transferring the manufacturing for each product to the new facility, Savient builds inventory of such product that it believes will be adequate to meet demand over the period required to transfer the manufacturing operations and have them inspected and approved.  To the extent it takes longer than expected to complete the transfer or obtain regulatory approval or demand for our product exceeds our expectations, our ability to meet our customers’ requirements for their products will be adversely affected, which could adversely affect our business.

We have limited marketing capability and experience.

Savient established a sales and marketing force in the United States during the second half of 1995 to promote distribution of Oxandrin and other Savient products in the United States, and its Rosemont subsidiary has a sales force that markets Rosemont’s products in the United Kingdom.  With respect to territories outside the United States (other than the United Kingdom for Rosemont products and Israel). Savient does not yet have an established sales force and relies on third parties to market its products.  There can be no assurance that our marketing strategy will be successful.  Turnover in our sales and marketing employees adversely affects our product sales, as it can take several months to find and train new sales and marketing employees.  Competition for experienced sales and marketing employees is intense, and we compete with companies with greater resources and larger product lines.  During 2003 we experienced significant difficultly in maintaining a full complement of sales and marketing force in the United States due, in part, to the limited number of products we market.  In November 2003 we engaged a contract sales organization to fill territories for which we were lost and could not replace sales and marketing employees.  We cannot assure you that the representatives from this contract sales organization will be as effective as our own employees in marketing Oxandrin.  Savient’s ability to market its products successfully in the future will be dependent on a number of factors, many of which are not within its control.  See “—We are dependent on third-party licensees to commercialize many of our products, and their failure to perform adequately could adversely affect our results of operations.”

We are seeking to expand through acquisitions, which entails risk.

Savient is currently seeking to expand its operations and product pipeline through the acquisition of businesses, products and/or technologies.  Expansion through acquisition involves several risks.  In order to consummate an acquisition, Savient may issue additional equity, which would dilute current stockholders’ percentage ownership and could dilute earnings per share, incur substantial debt, assume contingent liabilities, create additional expenses related to intangible assets and/or reduce our reported earnings or earnings per share and cause our stock price to decline.  In addition, accounting-related charges may affect our balance sheet and results of operations.  Savient may not be able to successfully integrate any acquired business, product and/or technology without a significant expenditure of operating, financial and management resources, if at all.  In addition, acquired businesses may not at the time of acquisition be profitable, and acquired products may require substantial additional research and development and clinical trials before they can be commercialized, all of which could adversely affect Savient’s results of operations, cash flows and financial condition.  Potential products acquired at an early stage of development may fail to reach the market for numerous reasons, including those set forth above under “—The successful development of pharmaceutical products is costly and highly uncertain.”  To the extent we acquire technology that is not fully commercially developed and has no alternative future use at the time of acquisition, we will be required to write off immediately the fair market value of such technology, which will adversely affect our results of operations.  Our ability to expand through acquisitions is currently limited by our low stock price and the fact that we used a substantial portion of our cash to acquire Rosemont.

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

Savient’s revenues and expenses have in the past and may in the immediate future continue to display significant variations, which variations have in the past caused and would in the future cause our operating results to vary significantly from quarter to quarter and year to year.  These variations are due to a variety of factors, including:

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

•  the timing of the introduction of new products,

•  the timing and realization of milestone and other payments from licensees,

• the timing and amount of expenses relating to research and development, product development and manufacturing activities,

• the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•  any charges related to acquisitions.

Because many of Savient’s expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect Savient’s earnings until revenues can be increased or expenses reduced.  For example, in 1999, the first five months of 2000 and the second half of 2001, Savient’s revenues and earnings were adversely affected by Accredo’s decision to reduce the amount of Oxandrin inventory it carried.  We also expect our revenues and earnings to be adversely affected once a generic version of Oxandrin is introduced.  See “—We are dependent on Oxandrin sales for a significant portion of our revenue, and any decrease in Oxandrin sales could adversely affect our results of operations and our ability to conduct our business.”  Because of fluctuations in revenues and expenses, it is possible Savient’s operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of Savient common stock to decline.  We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to obtain any additional capital needed to operate and grow our business.

The development and commercialization of products requires substantial funds.  In addition, we may require cash to acquire businesses, products and/or technologies.  Our cash requirements are satisfied primarily through product sales.  Historically, we have also obtained capital through (i) funding of projects through collaborative research and development arrangements, (ii) contract fees, (iii) government of Israel funding of a portion of certain research and development projects, mainly through the office of the Chief Scientist of the Ministry of Industry and Trade, and (iv) equity and debt financings.  There can be no assurance that these financing alternatives will be available in the future to satisfy our cash requirements.  We have applied to the Office of the Chief Scientist for funding of a portion of our research and development activities, but we cannot assure you that the Chief Scientist will continue to provide funding to us.  We believe that our current cash resources, together with anticipated product sales, will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding, or that unanticipated events requiring the expenditure of funds will not occur. In September 2002, we used a substantial portion of our cash resources to acquire Rosemont.

The satisfaction of our future cash requirements will depend in large part on the status of commercialization of our products, our ability to enter into additional research and development and licensing arrangements, and our ability to obtain additional equity investments or bank loans if necessary.  There can be no assurance that Savient will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.  If additional funds are raised by issuing equity securities of Savient, dilution to existing stockholders may result.  If additional funds are raised through the issuance of debt securities or borrowings, Savient may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to operate our business.  If adequate funds are not available, Savient may be required to significantly curtail one or more of its commercialization efforts or research and development programs or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

We are subject to stringent governmental regulation, and our failure to comply with applicable regulations could adversely affect our ability to conduct our business.

Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the U.S., such as the FDA, as well as by foreign countries where we manufacture or distribute our products.  Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use. All of Savient’s products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use.  A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA.  As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA are substantial.  The approval process applicable to products of the type being developed by Savient usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures.  Savient and its licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses.  Before obtaining regulatory approval for the commercial sale of its products, Savient is required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target disease.  The timing of completion of clinical trials is dependent upon a number of factors, many of which are outside our control.  In addition, Savient and its partners may encounter delays or rejections based upon changes in the policies of regulatory authorities.  The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

Failure to obtain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude Savient or its licensees from marketing their products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introduction by Savient and thereby have a material adverse effect on Savient’s results of operations, liquidity and financial condition.  Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of Savient’s products and its ongoing research and development activities.  The timing of regulatory approvals is not within our control.  To date, the length of time required to obtain regulatory approval of genetically-engineered products has been significantly longer than expected, both for Savient and the biotechnology industry in general.  These delays have had and, if they continue, could have a material adverse effect on our results of operations and financial condition.  We believe that these delays have in the past negatively impacted our ability to attract funding and that, as a result, the terms of such financings have been less favorable to us than they might otherwise have been had Savient’s product revenues provided sufficient funds to finance the large costs of taking a product from discovery through commercialization.  As a result, Savient has had to license the commercialization of many of its products to third parties in exchange for research funding and royalties on product sales, resulting in lower revenues than if Savient had commercialized the products on its own.

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

Savient’s ability to successfully commercialize human therapeutic products depends in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available for Savient to maintain price levels sufficient for the realization of an appropriate return on its investment in product development.  Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for use of approved products for disease indications for which the FDA has not granted marketing approval.  If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our healthcare products, the market acceptance of these products would be adversely affected.  In addition, in recent years a number of federal and state healthcare reform proposals have been introduced to contain healthcare costs.  There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business.

Regulatory approval of prices is also required in most countries outside the United States.  In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell the product for more than a certain price in that country.  There can be no assurance that the establishment of a price in one European country will not have the practical effect of requiring our marketing partners to sell the product in other European countries at no higher than such price.  Because Savient generally supplies product to its marketing partners for a specified percentage of net sales, there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on our investment in our products or even cover our manufacturing costs for such product.  In addition, in the U.K. pharmaceutical companies generally must not exceed government-agreed pricing levels when sales to the National Health Service exceed a specified level.

Beginning in the second quarter of 2003, three states with budget crises – New York, California, and Florida – have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs (“ADAP”), which has and is expected to continue to adversely impact sales of Oxandrin in those states.  Efforts and discussions are ongoing with these state agencies to reverse these recent state ADAP changes, but to date we have not been successful and we cannot predict whether we will be successful in the future.  If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.

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

• product safety and efficacy,

• timing and scope of regulatory approval,

• product availability,

• marketing and sales capabilities,

• reimbursement coverage from insurance companies and others,

• the amount of clinical benefit of our product candidates relative to their cost,

• the method of administering a product,

• price, and

• patent protection.

Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do.  Our competitors’ achievement of any of these goals could have a material adverse effect on our business.  These companies also compete with Savient to attract qualified personnel and to attract third parties for acquisitions, joint ventures or other collaborations.

We may be unable to attract, hire and retain skilled personnel.

We are dependent upon the efforts of our officers, scientists and other employees.  The loss of certain of these key employees could materially and adversely affect our business.  Our business is dependent upon our ability to attract, hire and retain qualified research, marketing and managerial personnel.  There is a great deal of competition for the limited number of scientists with expertise in the area of Savient’s operations.  We do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees.  We cannot assure you that we will be successful in hiring or retaining the personnel we require for continued growth.  Our failure to hire and retain such personnel could materially adversely affect our business.  We have experienced difficulty in attracting and retaining sales and marketing personnel because of the limited number of products that we market.  In addition, beginning in 2003 we have experienced difficulty in attracting and retaining other personnel because of the uncertainty created by the proposed acquisition of us by Teva and the scaling back of our research program.

Our business may be adversely affected by developments in Israel.

Savient conducts significant research, development and biologics production activities in Israel and these activities can be affected by economic, military and political conditions in that country and in the Middle East in general.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel.  Any major hostilities involving Israel could adversely affect our research, development and production operations, which would harm our business.  We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse affect on us or on our business and on our share price.  Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain.  In addition, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip.  During the course of military operations, Israel’s military reserves, which include a number of our employees and executives, may be called up, which could adversely affect our ability to conduct our business.

As a result of the violence in Israel in recent years, the FDA has from time to time suspended inspections of manufacturing facilities in Israel.  In addition, the FDA cancelled its scheduled April 2003 visit to Israel in light of the then existing situation with Iraq.  Products we intend to manufacture at our newly constructed manufacturing facility cannot be shipped into the United States until the FDA has inspected and approved this facility.  We have already transferred our BioLon and Savient HA manufacturing operations to the new facility, but cannot sell BioLon and Savient HA manufactured at this facility in the U.S. until these manufacturing operations are inspected by the FDA.  Suspension of these activities by the FDA will delay the commencement of manufacturing at our new facility, which could adversely affect our business.  The suspension of FDA inspections delayed inspection of the contract sterilizer utilized by Savient for its BioLon product, which required us to stop shipping BioLon sterilized in this facility to the United States from fourth quarter of 2001 until September 2002, when the facility was approved following an inspection by the FDA.

We may face significant risks in expanding our international operations.

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002.  Our product sales outside the United States accounted for approximately 44% of our total product sales in 2003.  On a pro forma basis giving effect to the acquisition of Rosemont as if it occurred as of January 1, 2001, our product sales outside the United States would have accounted for approximately 45% and 41% of our total product sales for the years ended December 31, 2001 and 2002, respectively. International operations involve a number of additional risks, including the following:

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

The testing and marketing of Savient’s products entail an inherent risk of product liability and associated adverse publicity.  Pharmaceutical product liability exposure could be extremely large and pose a material risk. Although Savient has so far been able to obtain indemnification from pharmaceutical companies commercializing its products, there can be no assurance that other such companies will agree in the future to indemnify Savient for other of Savient’s products or that such companies will, if obligated to do so, have adequate resources to fulfill their indemnity agreements.  Further, to the extent Savient elects to test or market products independently, it will bear the risk of product liability directly.  Savient presently has $20,000,000 of product liability insurance coverage in place. There can be no assurance that we will be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all.  It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible.  Any successful product liability claim made against Savient could substantially reduce or eliminate any stockholders’ equity Savient may have and could have a significant adverse impact on Savient’s business. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

Our stock price is volatile, which could adversely affect your investment.

The market prices for securities of biopharmaceutical companies, including Savient, have been volatile, and it is likely that the price of our common stock will fluctuate in the future.  Factors such as announcements of technological innovations or new commercial products by Savient or its competitors, announcements by Savient or its competitors of results in pre-clinical testing and clinical trials, governmental regulation, patent or proprietary rights developments, public concern as to the safety or other implications of biotechnology products, changes in earnings estimates and recommendations by securities analysts, period-to-period fluctuations in financial results and market conditions in general may have a significant impact on the market price of our common stock.  The volatility of our common stock imposes a greater risk of capital losses on our stockholders than would a less volatile stock.  In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock.  The stock market has also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of the securities of biopharmaceutical companies, securities class action litigation has often been instituted against these companies.  Such litigation would result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.  See “—The ultimate outcome of pending securities litigation is uncertain.”

In addition, the market price of our common stock could be adversely affected by future exercises of outstanding options and the issuance of common stock in acquisitions of businesses, products and/or technologies.  At December 31, 2003 options to purchase an aggregate of approximately 8,363,000 shares of common stock were outstanding.  A portion of these options have exercise prices below the current market price of the common stock.  All of the shares of common stock issuable upon exercise of these outstanding options have been registered under the Securities Act of 1933, as amended, and, accordingly, when issued will be freely tradable without restriction.  The sale of a significant amount of these shares at one time could adversely affect the market price of our common stock.  In addition, Savient may issue additional stock, warrants and/or options to raise capital or complete acquisitions in the future.  Savient may also issue additional securities in connection with its employee benefit plans.  During the terms of such options and warrants, the holders thereof are given the opportunity to profit from a rise in the market price of the common stock.  The exercise of such options and warrants may have an adverse effect on the market value of the common stock.  The existence of such options and warrants may adversely affect the terms on which Savient can obtain additional equity financing. To the extent the exercise prices of such options and warrants are less than the net tangible book value of the common stock at the time such options and warrants are exercised, Savient’s stockholders will experience an immediate dilution in the net tangible book value of their investment.  Further, the future sale of a substantial number of shares of common stock by existing stockholders and option holders may have an adverse impact on the market price of the common stock.  See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

Effecting a change of control of Savient could be difficult, which may discourage offers for shares of our common stock.

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

After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and some of our current and former officers were named in a series of similar purported securities class action lawsuits.  The complaints in theses actions allege violations of U.S. securities law through alleged material misrepresentations and omissions and seek an unspecified award of damages.  In addition, members of our Board of Directors prior to June 2003 and Arthur Andersen LLP, our prior auditor, were named in derivative actions that claimed, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system.  While these derivative suits were dismissed by the court, we have received a letter on behalf of a purported shareholder demanding that we commence an action against most of our directors, certain former directors, Arthur Andersen and others who were responsible for the actions that resulted in the restatement of our financial statements.  We intend to contest these actions vigorously.  There can be no guarantee as to the ultimate outcome of this pending litigation or whether the ultimate outcome may have a material adverse effect on our financial position or results of our operations.  Savient has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.  See “Item 3.  Legal Proceedings.”

EXECUTIVE OFFICERS OF SAVIENT

Our current executive officers are as follows:

Name	Age	Positions
Sim Fass	62	Chairman of the Board and Chief Executive Officer; President of BTG-Israel; Director

Christopher Clement	48	President and Chief Operating Officer

Zebulun D. Horowitz, M.D	52	Senior Vice President-Chief Medical Officer

Dov Kanner, Ph.D.	50	Executive Vice President-Chief Technology Officer; General Manager, BTG-Israel

Ernest Kelly, Ph.D.	54	Senior Vice President-Quality Assurance, Quality Control and Regulatory Affairs

Alan J. Rubinfeld	58	Acting Chief Financial Officer and Treasurer

Sim Fass has served as Chief Executive Officer of Savient and President of BTG-Israel since May 1984 and as Chairman of the Board of Directors since March 1997.  He has also been a Director of Savient since August 1983.  Dr. Fass served as Chief Operating Officer of BTG-Israel from August 1983 to May 1987, as President of Savient from May 1984 to May 1999 and Treasurer of Savient from August 1983 to June 2001. From April 1980 to August 1983, he was Vice President, General Manager of Wampole Laboratories, a division of Carter-Wallace, Inc., a company that manufactures health care-related products.  Prior to that, he held various positions at Pfizer Inc. from September 1969 until March 1980, including Director, Marketing Research and Planning, Pfizer Pharmaceuticals, and Vice President, Marketing and Sales, Pfizer Diagnostics Division of Pfizer Pharmaceutical and Group Marketing Manager of Pfizer Laboratories.  Dr. Fass received his Ph.D. in developmental biology/biochemistry from the Massachusetts Institute of Technology.

Christopher Clement joined Savient in May 2002 as President and Chief Operating Officer.  From September 2000 until joining Savient, Mr. Clement served as CEO and Chairman of Epicyte Pharmaceutical, Inc., a bio-technology company.  From 1997 until he joined Epicyte, he held the positions of Executive Vice President and Senior Vice President, Chief Marketing Officer at Ares-Serono Group.  From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, including Vice President of Marketing, Vice President of Corporate Product Planning, Vice President, General Manager of Global Franchises, and Division President.  Mr. Clement has a B.A. in Marketing/Business from Mercy College.

Dov Kanner, Ph.D. was appointed Executive Vice President—Chief Technology Officer of Savient in June 2003 and General Manager of BTG-Israel in January 2000.  He served as Senior Vice President of Savient from January 2000 until June 2003.  Prior thereto, he served as Vice President—Quality Assurance and Regulatory Affairs of BTG-Israel from September 1994.  Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994.  He obtained his Ph.D. in microbiology from Rutgers University in 1980.

Zebulun Horowitz, M.D., joined Savient in March 2003 as Senior Vice President—Chief Medical Officer.  Prior to joining Savient, Dr. Horowitz was Executive Director and Global Head, Clinical Research and Development of Novartis Pharmaceuticals.  Prior to joining Novartis in 1996, he was Principal Scientist and Medical Director, New Drug Development at Procter & Gamble Pharmaceuticals from 1992 to 1996; Associate Professor of Clinical Medicine at University of Cincinnati College of Medicine (Endocrinology) from 1989 to 1996; Section Chief and Consultant in Endocrinology, Diabetes, Metabolism at Veterans Administration Medical Center, Cincinnati, Ohio, from 1989 to 1996; Assistant Professor of Medicine and Assistant Attending Physician, New York University School of Medicine — Bellevue Hospital Medical Center from 1983 to 1989, and Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City from 1982 to 1984.  He received his M.D. in June 1978 from New York University School of Medicine and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).

Ernest Kelly, Ph.D. joined Savient in February 1996 in the newly created position of Senior Vice President—Quality Assurance, Quality Control and Regulatory Affairs. Prior to joining Savient, he was

Vice President, Worldwide Quality Assurance for Rhone-Poulenc Rorer Inc. (“RPR”).  From 1979 to 1996, Dr. Kelly served in various positions at RPR in both research and development and industrial operation quality assurance.  Prior to joining RPR, he served Merck Sharp and Dohme from 1974 to 1979 and McNeil Labs from 1972 to 1974 in quality assurance and analytical research positions.  Dr. Kelly received his Ph.D. in Physical Chemistry from Villanova University, served on several United States Pharmacopeia Advisory Panels and also served as Adjunct Professor of Pharmaceutics at Temple University.

Alan J. Rubinfeld joined Savient in January 2004 as Acting Chief Financial Officer and Treasurer.  Mr. Rubinfeld has been a partner with Tatum CFO Partners, LLP, a professional services firm, since September 2003. He served as an independent business and financial consultant from January 2003 through August 2003.  From December 2001 through November 2002, he was employed by Atlantic Express Transportation Group, Inc., a bus transportation company, and served as its Chief Financial Officer from January 2002 to August 2002.  From November 2000 through July 2001, he served as Chief Operating Officer of Vitaquest International, Inc., a manufacturer of vitamins and nutraceuticals.  From 1995 to 2000, he was employed by Viva International Group, a supplier of ophthalmic frames and sunglasses, initially as Vice President and Chief Financial Officer and from 1997 to 2000 as Executive Vice President and Chief Operating Officer.  Mr. Rubinfeld earned a B.S. from Rider College, an M.B.A. from Seton Hall University, and is a Certified Public Accountant in the State of New Jersey.

ITEM 2.     PROPERTY

Savient’s corporate headquarters are located in East Brunswick, New Jersey, where Savient has leased approximately 53,000 square feet of office space.  The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013.  There are two five-year renewal options. In addition, Savient leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities.  This lease expires in February 2009.  We also lease approximately 10,000 square feet of space in San Diego, California, where our Prosaptide research is being conducted.  This lease expires in October 2004.

Savient has a research, development and biologics manufacturing facility located in Rehovot, Israel, where BTG-Israel leases approximately 77,000 square feet at an annual rental of approximately $970,000. This lease expires in December 2005.  In April 1999 BTG-Israel purchased a building in Be’er Tuvia, Israel, located approximately 12 miles south of its current facility, for approximately $6.25 million.  Basic construction of a modern biologics production facility designed to meet FDA GMP requirements for drugs, biologics and devices was completed at the end of 2001.  Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003.  During 2003, we transferred our BioLon and Savient HA manufacturing to our new manufacturing facility.  We expect to transfer our hGH manufacturing to the new facility during 2004.  In addition, Savient had agreed to purchase additional property adjacent to the new manufacturing facility for approximately $1,200,000, of which approximately $400,000 has been paid to date.  Savient had intended to locate its principal biopharmaceutical research and development activities, as well as management and administrative activities, adjacent to the new manufacturing facility.  Savient has terminated discussions regarding the purchase of this property and believes it will receive a municipal tax credit from the local municipality in respect of its $400,000 payment.  Rosemont’s development and manufacturing facility is located in Leeds, U.K., where it leases approximately 41,000 square feet at an annual rental of approximately $298,000.  Under a recent agreement between Rosemont and the landlord, this lease will expire in December 2019, although Rosemont has the option to terminate the lease in December 2009.

ITEM 3.     LEGAL PROCEEDINGS

Patent Related Litigation

On December 1, 1994, Genentech filed a lawsuit against Savient in the United States District Court for the District of Delaware alleging that Savient’s importation of hGH produced according to its original expression system infringed two Genentech process patents.  In January 1995, Savient commenced an action against Genentech in the United States District Court for the Southern District of New York (the “U.S. District Court”) seeking, among other things, declaratory judgments as to the non-infringement, invalidity and unenforceability of certain Genentech patents.  The Delaware action was consolidated with the New York action, and in August 1995 the U.S. District Court granted a preliminary injunction prohibiting the commercial introduction in the United States of Savient’s hGH pending the outcome of the patent infringement action. The U.S. Court of Appeals for the Federal Circuit (“CAFC”) rejected Savient’s appeal of the grant of the preliminary injunction, and the United States Supreme Court denied Savient’s petition for a writ of certiorari.

The action in the U.S. District Court was tried in January 2000, at which time two of the Genentech patents originally at issue had expired, and only a third patent of Genentech, expiring in July 2003, remained in issue.  The U.S. District Court found that the remaining Genentech patent was invalid and vacated the preliminary injunction.  Following Genentech’s appeal, which was heard in December 2000, the CAFC reversed the District Court’s decision in September 2001, reinstated the preliminary injunction and remanded the issue of infringement to the District Court for further proceedings.  Savient petitioned the CAFC for a rehearing en banc, which was denied in December 2001.  Savient and Genentech settled this dispute, and a modified injunction was issued that precluded Savient from importing or selling in the United States its hGH product produced according to its original expression system until July 2003, when the remaining Genentech patent expired.  See “Item 1.  Business—Products and Applications—Commercialized Products—BIO-TROPIN (human growth hormone).”

Three patent applications of Genentech in Israel, which cover general methods relating to genetically engineered products and to human growth hormone, have been allowed — two in 1983 and one in 1985. Savient opposed the grant of all these patents.  Two of these patent applications expired during 1998 without ever being granted.  The third, which expired in June 2000, corresponds to the U.S. patent that was invalidated by the U.S. District Court in January 2000.  Procedurally, hearings before the Israel Registrar of Patents took place during 1999 regarding the third patent application and summations and replies were subsequently filed. Savient filed a motion in December 2001 requesting that the Registrar strike out Genentech’s patent application due to its expiration and rule that the matter should no longer be heard.  The Registrar denied the motion and Savient has applied for leave to appeal, which was granted in March 2003.  Genentech has filed an application to amend or strike the appeal and a hearing is scheduled for April 2004.  The Registrar who heard the arguments in the opposition left office in October 2002 without rendering a decision.  A new Registrar took office in May 2003 and has asked the parties if they would like him to issue a decision in the opposition. Genentech has requested that he issue a decision, while Savient has replied requesting that he postpone the decision until the appeal is decided.  The filing of an appeal does not bar the new Registrar from rendering a decision on the merits of the patent application.  There can be no assurance that Savient will be successful in its opposition to the grant of this now expired patent application. If Savient is unsuccessful in its opposition and the appeal in Israel the patent application may be deemed retroactively effective and Genentech may sue for infringement and seek damages in respect of hGH manufactured in Israel prior to its expiration date.

In September 1993, JCR received a letter from attorneys representing Genentech and its licensee, Kabi Pharmacia, claiming that JCR’s sale of Savient’s hGH infringed certain Genentech patents and patent applications and demanding that JCR cease the sale of Savient’s hGH in Japan. JCR and Savient have filed oppositions to five Genentech patent applications in Japan; oppositions with respect to four of these patent applications were denied but the fifth was successful, which resulted in that patent application being revoked during 1999.  We do not believe that we are infringing or have ever infringed any valid Genentech patent or patent application, but there can be no assurance that our hGH will not be found to infringe certain Genentech patents in Japan, the latest of which expired in July 2000, or any patents issued pursuant to pending patent applications, the latest of which expired in April 2001.  If Savient’s hGH is found to infringe certain Genentech patents in Japan, JCR and/or Savient may be obligated to pay damages with respect to sales made while the patents were in effect.  Our sales of hGH to JCR totaled approximately $83.6 million through April 2001.

In 1997 Novo was issued a U.S. patent for a biosynthetic ripe human growth hormone free of contaminants from pituitary derived human growth hormone.  At Savient’s request, the United States Patent Office Board of Patent Appeals and Interferences (the “Patent Office”) in 2000 declared an interference to determine whether Savient, rather than Novo, should hold the patent to biosynthetic ripe human growth hormone on the basis that Savient scientists, not Novo scientists, were the first to invent.  The Patent Office ruled in favor of Novo, and Savient commenced an action in federal court seeking a determination that Savient scientists were the first to invent.  Should Savient not be awarded priority, Savient could be precluded from marketing in the United States hGH produced using this new expression system.  In April 2002 Novo commenced an action in federal court against Savient and Teva Pharmaceuticals USA, Inc., Savient’s exclusive distributor of human growth hormone in the U.S., claiming that Savient’s manufacture of human growth hormone using its new expression system and the sale or offer for sale of Tev-Tropin™ human growth hormone by Teva in the U.S. infringes Novo’s patent.  Novo sought an injunction that, if issued, would preclude Teva from marketing Tev-Tropin™ in the U.S. and unspecified monetary damages.  On June 7, 2002, the United States District Court for the District of Delaware granted Novo’s motion for a preliminary injunction prohibiting the sale of Tev-Tropin™ recombinant human growth hormone in the U.S.  In November 2002, the United States Court of

Appeals for the Federal Circuit determined that Novo did not meet the requirement for a preliminary injunction of establishing a reasonable likelihood of success on the merits, and vacated the injunction.  This action was tried from July 28, 2003, through August 8, 2003.  Closing post-trial briefs were filed in December 2003, but a decision is not expected before mid-2004.

We have been advised by SciGen, our Bio-Hep-B licensee in certain countries in the Far East, that in April 1993 Biogen initiated suit against SciGen in Singapore asserting that SciGen’s conduct of clinical trials in Singapore with respect to our hepatitis-B vaccine constitutes infringement of Biogen’s patent rights in Singapore and claiming rights in the data obtained by SciGen through its clinical trials in Singapore and that an interlocutory hearing was held in September 1993. SciGen notified Savient that the application for the injunction was dismissed by the High Court in September 1994, but Biogen has not withdrawn its case against SciGen in Singapore.  Biogen’s Singapore patent rights are based on the registration of its corresponding U.K. patents, and the validity of patents in Singapore depends on the validity of the corresponding U.K. patents.  Biogen’s broad U.K. patent was invalidated by the U.K. Court of Appeals in October 1994.  The House of Lords upheld this decision in October 1996, although Biogen had claims of a more limited scope allowed to the same patent.  Additionally, three claims of a narrower U.K. patent were upheld.  We believe that none of these claims will affect commercialization of our vaccine, although there can be no assurance of this.  We are aware of certain other patents that have been granted or are pending and which, if granted, may prevent us from selling our vaccine in the United States, Europe and certain other countries.  Savient’s failure to obtain any needed license, or a determination that its vaccine infringes the patent rights of Biogen or others, would substantially limit, if not prohibit, the commercialization of the Bio-Hep-B vaccine in those countries in which Biogen or others have a patent until such patent is revoked or expires.  Our ability to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of Mircette.  Pursuant to its license agreement with Organon, Savient has commenced a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories.  In December 2001, the court granted Barr’s motion for summary judgment of non-infringement of Savient’s patent.  Savient appealed this decision and on April 1, 2003, the CAFC reversed the District Court’s grant of summary judgment and sent the case back to the District Court for further proceedings, where it has been assigned to a new judge because the judge who originally was presiding retired.  Organon has been joined as a party to this action, which is in discovery and document production.  If the patent is held not to be infringed, Organon may assert that it is no longer required to pay Savient royalties on the sale of Mircette.  Barr introduced its generic product in 2002, which has adversely affected sales of Mircette and, therefore, royalties to Savient.

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us.  We cannot presently assess the effect, if any, that these patents may have on our operations.  The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on Savient or would force Savient to obtain licenses from others is currently unknown.  See “Item 1.  Business—Risk Factors—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

Non-Patent Related Litigation

On December 20, 2002, a purported shareholder class action was filed against Savient and three of its officers.  The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiff purports to represent a class of shareholders who purchased Savient shares between April 19, 1999 and August 2, 2002.  The complaint asserts that Savient’s financial statements were materially false and misleading because Savient restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in its Form 8-K and accompanying press release issued August 2, 2002.  Five virtually identical actions were filed in January and February 2003.  In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act.  The parties have entered into a stipulation which provides for the lead plaintiff to file an amended consolidated complaint. This amended complaint has not yet been filed.

On January 23, 2003, a purported shareholder derivative action was filed on behalf of Savient against nine of its officers and directors, its former auditors, Arthur Andersen LLP, and Savient as a nominal defendant.  The allegations in the derivative action are substantially similar to the allegations in the purported shareholder class actions.  The derivative action was pending under the caption Nelson v. Conrad, No. 7-794-03, in the Superior Court of New Jersey, Middlesex County.  A second purported shareholder derivative action, Millet v. Conrad, No. L-1275-03, was filed on February 14, 2003 and was consolidated with the first action.  This consolidated action was dismissed without prejudice in November 2003.  No appeal was taken and the time to file an appeal has expired.

On October 27, 2003, Savient received a letter addressed to the Board of Directors from attorneys for a purported stockholder demanding that Savient commence legal proceedings to recover its damages against directors who served on Savient’s board immediately prior to the June 2003 Annual Meeting of Stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of Savient’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing.  The letter claims that some or all of these persons were responsible for the material overstatement of Savient’s assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC.  An advisory committee to the Board, consisting of directors who were not directors of Savient prior to the June 2003 Annual Meeting of Stockholders, is currently investigating the demand.

Savient intends to vigorously defend against all allegations of wrongdoing.  Savient has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

As disclosed in Savient’s Form 8-K dated June 23, 2003, Savient received an informal request for documents from a regional office of the Securities and Exchange Commission relating to the restatement of Savient’s financial statements for the years 1999, 2000, 2001 and the first half of 2002.  We have provided all materials requested by the SEC.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Savient’s common stock is quoted on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) National Market under the symbol “SVNT”; prior to June 23, 2003, it was quoted under the symbol “BTGC”.  The following table sets forth, for the periods indicated, the high and low sale prices per share of Savient’s common stock from January 1, 2002 through December 31, 2003 as reported by the Nasdaq National Market.

	High	Low

2002
First Quarter	$9.00	$4.65
Second Quarter	6.26	4.10
Third Quarter	6.05	2.50
Fourth Quarter	4.88	1.95

2003
First Quarter	$3.34	$2.51
Second Quarter	4.86	2.92
Third Quarter	5.70	3.93
Fourth Quarter	6.17	4.61

The number of stockholders of record of our common stock on March 5, 2004 was approximately 1,174.

We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	1999	2000(1)	2001(2)	2002(3)	2003(3)
	(in thousands except per share data)
Statement of Operations Data:

Product sales, net	$60,332	$62,149	$87,106	$96,107	$124,846
Total revenues	78,687	72,761	94,774	102,966	132,525
Write-off of in-process research and development acquired	—	—	45,600	—	—
Total expenses	64,903	67,396	115,038	89,828	116,077
Operating income (loss)	13,784	5,365	(20,264)	13,138	16,448
Other income (expense), net	4,445	7,376	(4,929)	1,642	3,635
Income tax expense	4,821	3,798	4,733	5,063	6,161
Income (loss) before cumulative effect of change in accounting principle	13,408	8,943	(29,926)	9,717	13,922
Cumulative effect of change in accounting principle	—	(8,178)	—	—	—
Net income (loss)	$13,408	$765	$(29,926)	$9,717	$13,922
Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.26	$0.16	$(0.52)	$0.17	$0.24
Cumulative effect of change in accounting principle	—	(0.15)	—	—	—
Net income (loss)	$0.26	$0.01	$(0.52)	$0.17	$0.24
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.25	$0.15	$(0.52)	$0.17	$0.23
Cumulative effect of change in accounting principle	—	(0.14)	—	—	—
Net income (loss)	$0.25	$0.01	$(0.52)	$0.17	$0.23
Weighted average shares outstanding:
Basic	52,348	54,320	57,230	58,480	59,194
Diluted	54,191	56,885	57,230	58,659	59,798

	As of December 31,
	1999	2000	2001(2)	2002	2003
	(in thousands)
Balance Sheet Data:

Working capital	$120,587	$154,089	$139,472	$29,059	$38,913
Total assets	162,538	209,960	235,086	285,431	290,540
Long-term liabilities	4,333	24,593	24,125	17,895	11,754
Stockholders’ equity	140,534	152,645	157,540	169,075	187,430

(1)                                  Effective January 1, 2000, Savient adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) issued by the Securities and Exchange Commission in

December 1999.  As a result of adopting SAB 101, Savient changed the way it recognizes revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment.  Prior to the issuance of SAB 101, Savient recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, Savient recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000, $1,156,000, $1,146,000 and $971,000 was recognized as contract fee revenue in 2000, 2001, 2002 and 2003, respectively.  Contract revenues are now being recognized over the term of the related agreements.

(2)                                  In connection with our acquisition of Myelos and based on an independent valuation, Savient allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology.  At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date.  Savient recorded negative goodwill of $18,989,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  This negative goodwill was being amortized over its expected useful life of five years, and had the effect of reducing reported expenses by $2,961,000 during 2001.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

(3)                                  On September 25, 2003, Savient and DePuy Orthopaedics, Inc. (“DePuy”) signed a Termination Agreement that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties.  The Distribution Agreement provided DePuy with distribution rights to Savient HA.  Upon execution of the Distribution Agreement, DePuy paid Savient a $5 million nonrefundable up front license fee, which fee Savient was recognizing as contract fee revenue over the term of the agreement in accordance with SAB 101.  As a result of the Termination Agreement, Savient recognized as other income the remaining deferred fees paid by DePuy of $3,354,000 (on a pre-tax basis) that had been previously deferred in accordance with SAB 101.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Annual Report on Form 10-K concerning Savient’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.  Such risks, uncertainties and factors include, but are not limited to, the timing of the introduction of a generic version of Oxandrin, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, development, introduction or consumer acceptance of competing products, changes in pricing or other actions by competitors, patents owned by Savient and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

Overview

We are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments.  We distribute our products on a worldwide basis primarily through a direct sales force in the United States (including both Savient employees and representatives of a contract sales organization), the United Kingdom (for our oral liquid products) and Israel and primarily through third-party license and distribution relationships elsewhere.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, Savient has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and one of which is in pre-clinical development.

Savient, formerly known as Bio-Technology General Corp., was founded in 1980 to develop, manufacture and market novel therapeutic products.  In September 2002, we acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.  Savient’s overall administration, finance, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs are primarily coordinated at our headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly owned subsidiary in Israel.  Development, manufacture, distribution and sale of our oral liquid products are carried out through Rosemont in the United Kingdom.

Our financial results have been heavily dependent on Oxandrin since we introduced it in December 1995.  Sales of Oxandrin accounted for 54%, 48% and 46% of our total product sales in 2001, 2002 and 2003, respectively, with the 2002 amount being adversely affected by our change to selling directly to wholesalers rather than through a third-party distributor.  In connection with our focus on increasing market acceptance of Oxandrin for the treatment of disease-related weight loss conditions and our commitment to pharmacovigilance, we sponsored a clinical study to investigate the interaction between Oxandrin and warfarin, the active ingredient in many widely-used anti-coagulant drugs. Warfarin is a narrow therapeutic index drug.  Therefore, careful titration is required in order to prevent excessive anti-coagulation, which could cause uncontrolled bleeding, or inadequate anti-coagulation, with the risk of failing to prevent the consequences of thromboembolic events such as life-threatening blood clots.  The study demonstrated that when warfarin was co-administered with oxandrolone, the usual dose of warfarin necessary to achieve appropriate therapeutic effect should be decreased by 80-85% at the maximum Oxandrin dosage level of 20mg.  We submitted the results of this study to the United States Food and Drug Administration (“FDA”), amended the Oxandrin package insert prescribing information and communicated the package insert change to healthcare professionals in a “Dear Healthcare Professional” letter in accordance with FDA instructions to ensure that patient safety would not be compromised.  In February 2004 we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone, the active pharmaceutical ingredient of Oxandrin, because of several unique aspects of such product, including serious safety issues regarding interactions between oxandrolone and anti-coagulant drugs containing the active ingredient warfarin.  Given the likely variability in bioavailability of other potential oxandrolone drugs and the careful dose titration required for warfarin in order to prevent excessive anti-coagulation or inadequate anti-coagulation, and their respective risks, we requested in our petition that any company wishing to introduce an oxandrolone product into the U.S. market should, prior to the issuance of marketing approval, be required to also conduct a clinical study to investigate the interaction between their product and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin.  Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while we cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin as early as mid-2004.  The introduction of generic oxandrolone products would materially adversely affect our Oxandrin sales, could materially adversely affect our results of operations, cash flows, financial condition and profitability and may require us to scale back our business activities in certain areas.

We expect that sales of our human growth hormone (hGH) product to our Japanese distributor will continue to decrease due to continuing pricing pressure from the Japanese Ministry of Health.  We expect sales of Delatestryl to decrease as a result of the FDA's allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.  We expect cost of sales as a percentage of product sales to increase in 2004 as we begin to depreciate our new manufacturing facility, which we estimate will aggregate approximately $3,500,000 to $4,000,000 annually.  In order to remain profitable in light of the possible reduction in our revenues due to the foregoing, we have reduced our research and development activities, which could adversely affect our future prospects as our product pipeline is more limited.  We currently intend only to pursue the development of Prosaptide through the completion of Phase II trials, at which point we will look to license commercialization rights to one or more third parties, and the development of Puricase.  In addition, the amount of resources we will have available to dedicate to our launch of sodium hyaluronate for osteoarthritis product (“Savient HA”) will depend on our level of revenues.

Rosemont, which we acquired on September 30, 2002, accounted for 22% of our 2003 product sales and 42% of our net income in 2003.  Our 2003 net income and earnings per share were favorably affected by our recognition of deferred contract revenue of $3,354,000 (on a pre-tax basis) resulting from our reacquisition of Savient HA.

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

The acquisition has been accounted for under the purchase method of accounting.  The aggregate purchase price of $104,585,000 has been allocated based on the estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed, as follows (in thousands):

Assets Acquired:
Current assets (including cash acquired of $5,268)	$10,924
Fixed assets	1,708
Intangibles	80,800
Goodwill	40,121

Liabilities Assumed:
Current liabilities	(4,728)
Deferred tax liabilities	(24,240)

Total Purchase Price	$104,585

The estimation of the fair value of assets acquired and liabilities assumed was determined by Savient’s management based on an independent appraisal and information available at the time.  Intangible assets consist primarily of developed products, as well as trademarks and several patents, and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by Savient’s management based on an independent appraisal and information available at the time.

In connection with the acquisition, we entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which prohibits hedge accounting for a hedge of an anticipated business combination, we recorded a gain of approximately $800,000 on the forward contract during the year ended December 31, 2002.

Acquisition of Myelos Corporation

On March 19, 2001, Savient acquired Myelos Corporation, a privately-held biopharmaceutical company focused on the development of Prosaptide, a therapeutic to treat neuropathic pain associated with nerve injury.  Under the terms of the acquisition agreement, Savient paid Myelos shareholders $35 million in a combination of cash and stock ($14 million in cash and $21 million through the issuance of approximately 2,344,700 shares of Savient common stock (based on a per share value of $8.9564, representing the average closing price of Savient’s common stock for the 20 trading day period ending one day prior to the February 21, 2001 date the acquisition agreement was executed)).

In the event that (i) Savient publicly announces that it will file a New Drug Application (“NDA”) related to the use of Prosaptide to treat neuropathic pain or neuropathy, (ii) Savient receives FDA minutes stating that the clinical data possessed by Savient is sufficient for an NDA filing for the use of Prosaptide to treat neuropathic pain or neuropathy without requiring any further testing or (iii) Savient initiates preparation of an NDA for Prosaptide for the treatment of neuropathic pain or neuropathy (the date the earliest of the foregoing occurs being the “Payment Trigger Date”), then Savient will pay to the Myelos shareholders an additional $30 million, at least approximately $14 million of which must be paid in shares of Savient common stock, valued at the average of the closing prices of Savient common stock during the 20 trading days ending on the Payment Trigger Date, and the remainder can be paid in cash, shares of Savient common stock, or a combination thereof, as determined by Savient in its sole discretion.

In addition, in the event that the FDA approves the sale of Prosaptide for the treatment of neuropathic pain or neuropathy, Savient will pay the Myelos shareholders 15% of the net sales of Prosaptide for the treatment of neuropathic pain or neuropathy during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of neuropathic pain or neuropathy and (ii) April 1, 2010.  At least 50% of this payment must be paid in shares of Savient common stock, valued at the average of the closing prices of Savient common stock during the 20 days ending one day prior to the payment, and the remainder can be paid in cash, shares of Savient common stock, or a combination thereof, as determined by Savient in its sole discretion.

In no event will Savient be obligated to issue in aggregate to the Myelos shareholders more than 10,962,000 shares of Savient common stock.  Any amount of the contingent payments that cannot be paid in shares of Savient common stock shall instead be paid in shares of Savient’s preferred stock.  The preferred stock will be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the Savient common stock), with no mandatory redemption for a period of 20 years and one day from the March 19, 2001 closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

The transaction was treated as a “purchase” for accounting purposes.  The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value per share for the approximately 2,344,700 shares of Savient common stock issued in the acquisition of $8.1172, representing the average closing price of Savient’s common stock for the four day period preceding February 21, 2001, the date the terms of the acquisition were agreed. In connection with the merger and based on an independent valuation, Savient allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.  Savient recorded negative goodwill of $18,989,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes.  During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment.

Savient allocated values to the in-process research and development based on an independent valuation of the research and development project.  The value assigned to these assets was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value.  The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Savient and its competitors.  The resulting net cash flows from such product are based on management’s estimates of cost of sales, operating expenses and income taxes from such product.  Savient believes that the assumptions used in the forecasts were reasonable at the time of the merger.  No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated.  For these reasons, actual results may vary from projected results.  The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product.

Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc. (“Omrix”), Savient loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a strategic relationship.  Savient determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which is convertible into approximately 4.2% of Omrix common stock (on a fully-diluted basis).  Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.  During the fourth quarter of 2001, Savient determined that the decline in the value of its investment in Omrix was other than temporary and, accordingly, wrote-down the value of this investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.  The write-down is included as a component of other income (expense), net in 2001. Based on the current information available regarding Omrix, management believes the current carrying value of its investment in Omrix is appropriate.

Reacquisition of Savient HA Distribution Rights

On September 25, 2003, Savient and DePuy Orthopaedics, Inc. (“DePuy”) signed a Termination Agreement that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties. The Distribution Agreement provided DePuy with distribution rights to Savient’s sodium hyaluronate for osteoarthritis product.  Upon execution of the Distribution Agreement, DePuy paid Savient a $5 million nonrefundable up front license fee, which fee Savient was recognizing as contract fee revenue over the term of the agreement in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”).  As a result of the Termination Agreement, Savient recognized as other income in 2003 the remaining deferred fees paid by DePuy of $3,354,000 that had been previously deferred in accordance with SAB 101.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.  Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•                  Revenue recognition.  Product sales are recognized when the product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and freight out.  Contract fees, which consist mainly of license of marketing and distribution rights and research and development projects, are being recognized over the estimated term of the related agreements.  Revenues related to performance milestones are recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable.  Advance payments received in excess of amounts earned are included in deferred revenue.  Royalties are recognized once agreement exists, the sale is made and the royalty is earned.  Other revenues represent funds received by Savient for research and development projects that are partially funded by the Chief Scientist of the State of Israel.  Savient recognizes revenue upon performance of such funded research.

•                  Intangible assets acquired.  On September 30, 2002, we acquired Rosemont.  The aggregate purchase price of $104,585,000 has been allocated based on the estimates of the fair value of the intangible assets acquired, which was based on an independent appraisal and information available at the time.  Intangible assets consist of developed products, trademarks and several patents and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.

•                  Goodwill.  In connection with the acquisition of Rosemont, we recorded a material amount of goodwill.  Under the accounting rules for goodwill, this intangible asset is not amortized.  Instead, we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist, based on a two-step accounting test.  The first step is to compare the estimated fair value of Rosemont with the recorded net book value (including the goodwill) of Rosemont.  If the estimated fair value of Rosemont is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required that year.  If, however, the estimated fair value of Rosemont is below the recorded net book value, then a second step must be performed to determine the amount of the goodwill impairment to record, if any.  In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical new acquisition of Rosemont. The various purchase business combination rules are followed to determine a hypothetical purchase price allocation for Rosemont’s assets and liabilities.  The residual amount of goodwill that results from this hypothetical purchase price allocation is compared with the recorded amount of goodwill for Rosemont, and the recorded amount is written down to the hypothetical amount if lower.  The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of Rosemont.  Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.  We have adopted a policy to review Rosemont for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs as well as appropriate discount rates.  As a result, changes in these assumptions and current working capital could materially change the outcome of Rosemont’s fair value determinations in future periods, which could require a permanent write-down of goodwill.

•                  Investments.  From time to time we invest in nonmarketable equity securities for strategic purposes.  These investments are carried at cost.  We periodically monitor the liquidity, progress and financing activities of these entities to determine if impairment write-downs are required.  In 2001, we wrote-down our investment in Omrix by $3,000,000.

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

•                  Income taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards.  We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies, such as making one or more of our products under development available for sale to a third party, subject to board approval, in assessing the need for valuation allowances, and at December 31, 2003, did not record a valuation allowance against our deferred tax asset.  If we determine in the future that we will not be able to realize all or part of our net deferred tax assets, adjustments will be charged to income in the period that we make such a determination.

•                  Accounts Receivable.  Credit to customers is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required.  Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  Savient determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Savient’s previous loss history, the customer’s current ability to pay its obligation to Savient and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

•                  Litigation.  We are currently involved in certain legal proceedings referred to in Note 8 (Commitments and Contingent Liabilities) of the notes to our consolidated financial statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.  However, were an unfavorable ruling to occur, there exists the possibility of a material impact on the operating results.

•                  Impairment of long-lived assets.  We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends.  When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we calculate an impairment loss.  An impairment loss is equal to the difference between the fair value of the asset and its carrying value.  Fair value is generally determined using a discounted cash flow methodology.

•                  Capitalization and Depreciation of Cost of New Production Facility.  We have constructed a new manufacturing facility in Israel.  All costs associated with design, construction and qualification activities, including labor, outside contractors and consultants, materials, utilities, other indirect costs and interest costs on funds borrowed to fund construction, have been capitalized.  Costs associated with process validation, which involves the transfer of product manufacturing processes to the new facility and verification that product manufacture is reproducible, are being expensed.  We determined that qualification was substantially completed as of September 1, 2003 and that no further costs will be capitalized.  We will begin to depreciate the facility when it is completed and ready for its intended use, which we expect will occur during 2004.  We currently anticipate this depreciation will aggregate approximately $3,500,000 to $4,000,000 annually.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which begin on page 59 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

The following table sets forth for the fiscal periods indicated the dollar amount and the percentage of our revenues represented by the items reflected on our consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2001		2002		2003
Revenues:
Product sales	$87,106	91.9%	$96,107	93.3%	$124,846	94.2%
Contract fees	1,656	1.8	1,804	1.8	1,340	1.0
Royalties	3,817	4.0	3,891	3.8	3,227	2.4
Other revenues	2,195	2.3	1,164	1.1	3,112	2.4
Total revenues	94,774	100.0%	102,966	100.0%	132,525	100.0%
Expenses:
Research and development	27,778	29.3%	32,783	31.8%	31,797	24.0%
Marketing and sales	17,006	17.9	22,143	21.5	23,303	17.6
General and administrative	13,252	14.0	17,582	17.1	26,744	20.2
Cost of sales	12,388	13.1	14,148	13.7	24,745	18.7
Amortization of intangibles and negative goodwill associated with acquisitions	(2,961)	(3.1)	1,013	1.0	4,050	3.0
Commissions and royalties	1,975	2.1	2,159	2.1	5,438	4.1
Write-off of in-process research and development acquired	45,600	48.1	—	—	—	—
Total expenses	115,038	121.4	89,828	87.2	116,077	87.6

Operating income (loss)	(20,264)	(21.4)	13,138	12.8	16,448	12.4
Other income (expense), net	(4,929)	(5.2)	1,642	1.6	3,635	2.7
Income (loss) before income taxes	(25,193)	(26.6)	14,780	14.4	20,083	15.1
Income tax expense	4,733	5.0	5,063	4.9	6,161	4.6
Net income (loss)	$(29,926)	(31.6)%	$9,717	9.5%	$13,922	10.5%

Savient has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which Savient may earn up-front contract fees, may receive funding for additional research (including funding from the Office of the Chief Scientist of the State of Israel (“Chief Scientist”)), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product.  We anticipate that product sales will constitute the majority of our revenues in the future.  Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for our products, new product introductions by Savient and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

The following table summarizes, for the fiscal periods indicated, Savient’s sales of its commercialized products and their percentage of total product sales (dollars in thousands):

	Year ended December 31,
	2001		2002			2003
Oxandrin	$47,150	54%	$45,861		48%	$57,641	46%
Bio-Tropin	23,863	27	20,564		21	20,490	16
BioLon	8,227	10	6,696		7	5,964	5
Delatestryl	7,253	8	15,595		16	12,343	10
Oral Liquid Pharmaceutical Products	—	—	6,346	(*)	7	27,146	22
Other	613	1	1,045		1	1,262	1
Total	$87,106	100%	$96,107		100%	$124,846	100%

(*)  Reflects sales in the fourth quarter of 2002 following our acquisition of Rosemont on September 30, 2002.

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers, introductions of competing products and our focus on: (i) increasing market penetration of our existing products; (ii) expanding into new markets; and (iii) commercializing additional products.

Sales of Oxandrin have constituted a significant portion of our total revenues for each year since we introduced it in December 1995.  Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while we cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin as early as mid-2004.  The introduction of generic oxandrolone products would materially adversely affect our Oxandrin sales, could materially adversely affect our results of operations, cash flows, financial condition and profitability and may require us to scale back our business activities in certain areas.  Quarterly fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations.  Quarterly sales of Oxandrin in 2001, 2002 and 2003 are set forth in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001	$16,692	$17,887	$4,575	$7,996	$47,150
2002	9,555	12,329	13,661	10,316	45,861
2003	11,863	14,121	16,867	14,790	57,641

Until the fourth quarter of 2002, our sales of Oxandrin consisted solely of sales to Nova Factor, Inc., a subsidiary of Accredo Health Services, Inc., formerly known as Gentiva Health Services, Inc. (collectively, “Accredo”), our wholesale and retail distributor of Oxandrin in the United States, and, beginning in the third quarter of 2000, the Ross Products Division of Abbott Laboratories (“Ross”), which is co-promoting Oxandrin in the long-term care market. In the fourth quarter of 2002 Savient renegotiated its agreement with Accredo, and Savient now sells Oxandrin directly to wholesalers and Accredo distributes Oxandrin for Savient on a fee-for-service basis, although we are transitioning these services from Accredo to Integrated Commercialization Solutions, Inc.  The services provided consist primarily of warehousing and shipping of product. The transition to the new arrangement, which was completed in March 2003 when Accredo finished liquidating its Oxandrin inventory and ceased to act as distributor of the 2.5mg Oxandrin tablets, resulted in sales of Oxandrin decreasing by $3,345,000 in the fourth quarter of 2002 compared to the third quarter of 2002, as Accredo began to reduce its inventory of the 2.5mg Oxandrin tablet.  Savient’s sales of Oxandrin in the first quarter of 2003 were adversely affected by Accredo’s inventory reduction of the 2.5mg tablets.

Oxandrin sales during the first half of 2001 were favorably affected by: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of Oxandrin by Accredo.  The increase in Oxandrin sales in 2003 largely reflects higher end user purchases, as well as the fact that until the fourth quarter of 2002 Savient sold its Oxandrin to Accredo, which then resold the product to wholesalers.  The decrease in Oxandrin sales in the fourth quarter of 2003 from the third quarter of 2003 was due to higher purchases in the third quarter in anticipation of a price increase in the fourth quarter of 2003.  Oxandrin sales in the fourth quarter of 2003 include a payment of $841,000 by Ross, representing the margin that we would have earned on the difference between the actual sales and the specified sales level Ross was required to meet to retain the right to co-promote Oxandrin in the long-term care market through at least the end of 2005.

Upon completion of its inventory reduction in May 2000, Accredo began to purchase, on a monthly basis, an amount of Oxandrin equal to the average end-user (i.e., wholesaler) sales during the preceding three months.  However, because of the significant increase in Oxandrin purchases by wholesalers in the first quarter of 2001 in anticipation of a price increase and in connection with the launch of Oxandrin into the long-term care market, Accredo’s purchases of Oxandrin in the second quarter were higher than the levels of its sales of Oxandrin to wholesalers in that period.  As a result, Accredo’s inventory of Oxandrin increased beyond the desired level.  Accordingly, Savient and Accredo amended their distribution arrangement effective August 2001 to provide for reduced purchases of Oxandrin until Accredo’s inventory was reduced to desired levels and thereafter to ensure that sales of Oxandrin by Savient to Accredo more accurately reflected end-user demand.  As a result, sales of Oxandrin in the second half of 2001 and the first half of 2002 were $22,008,000 and $12,695,000 lower, respectively, than in the first half of 2001.

Since Savient’s launch of Oxandrin, in December 1995, through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss.

However, the rate of growth in the AIDS-related weight loss market has slowed substantially, and there can be no assurance that it will continue to grow in the future.  In addition, three states with budget crises – New York, California and Florida – have, beginning in the second quarter of 2003, eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs (“ADAP”), which has and is expected to continue to adversely impact sales of Oxandrin in those states.  Efforts and discussions are ongoing with these state agencies, and while we hope to succeed in reversing these recent state ADAP changes, we cannot predict whether we will be successful.  If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.  Our inability to continue to increase our sales in the AIDS-related weight loss market or to expand into other markets could have a material adverse effect on our business.

Oxandrin sales experienced rapid growth in December 2000 and the first half of 2001 in large part as a result of the commencement by Ross of the marketing of Oxandrin for the treatment of involuntary weight loss in the long-term care market, which, according to IMS Health Incorporated data, represented approximately 14% of Oxandrin wholesaler to end-user sales in both 2001 and 2002 and 16% of Oxandrin wholesaler to end-user sales in 2003.  Although Oxandrin prescriptions increased significantly in 2001 and 2002, they decreased 1.1% in 2003 compared to 2002, and prescriptions in the long-term care market in 2003 decreased 16.4% compared to 2002.  To date the average prescription written for the long-term care market involves a lower dose of Oxandrin than the average prescription written for the AIDS market and, therefore, the rate of growth in Oxandrin sales will be less than the rate of growth in prescriptions.  Ross has the right to terminate our Oxandrin co-promotion agreement at any time upon six months notice.  If Ross elects to do so, our Oxandrin sales could be adversely affected until we are able to replace the Ross sales force, which we may not be able to do successfully.  Savient has the right to terminate the agreement at the end of 2005 if Ross does not meet specified sales levels, although Ross can elect to retain the agreement if it does not meet the specified sales levels by paying to us the margin that we would have earned on the difference between the specified sales levels and the actual Ross sales. There can be no assurance that demand for Oxandrin will continue to increase.

Reductions in wholesaler purchases of Oxandrin from Accredo in the second, third and fourth quarters of 2001 and significantly reduced purchases of Oxandrin by Accredo in the second half of 2001 adversely affected the growth in Savient’s product sales and revenues and Savient’s results of operations in the second half of 2001.  Because purchases by wholesalers fluctuate from month to month and quarter to quarter based on their own operating strategies (including desired levels of inventories, purchases by their customers and stocking in advance of anticipated price increases), Savient’s sales will fluctuate from quarter to quarter.

The following table summarizes, for the fiscal periods indicated, Savient’s United States and international product sales and their percentage of total product sales (dollars in thousands):

	Year ended December 31,
	2001		2002		2003
United States	$55,441	64%	$63,382	66%	$70,229	56%
United Kingdom	—	—	6,829	7	25,646	21
Other International	31,665	36	25,896	27	28,971	23
Total	$87,106	100%	$96,107	100%	$124,846	100%

Domestic sales as a percentage of total product sales decreased in 2003 compared to 2001 and 2002 due to the increased sales by Rosemont, which was acquired on September 30, 2002.

Our results of operations in 2003 benefited from the decrease in value of the U.S. dollar against the British pound sterling and euro as compared with the comparable period in 2002.

Comparison of Years Ended December 31, 2001, 2002 and 2003

Revenues.  Revenues in 2003 increased 29% to $132,525,000 from $102,966,000 in 2002, which represented a 9% increase from $94,774,000 in 2001.  Product sales, net of discounts, sales incentives and sales allowances, increased 30% in 2003 to $124,846,000 from $96,107,000 in 2002, which itself was a 10% increase from 2001 product sales of $87,106,000. The changes in revenues between 2001, 2002 and 2003 were primarily driven by changes in product sales, principally the addition of oral liquid pharmaceutical products beginning in the fourth quarter of 2002 as well as a change in the method of distributing Oxandrin beginning in the fourth quarter of 2002.  Product sales in 2002 and 2003 include $6,346,000 and $27,146,000, respectively, of sales of oral liquid pharmaceutical products resulting from our acquisition of Rosemont on September 30, 2002.  Excluding Rosemont sales, product sales would have increased by $7,939,000, or 9%.

Sales of Oxandrin in 2003, 2002 and 2001 were $57,641,000, $45,861,000 and $47,150,000, respectively, representing 46%, 48% and 54%, respectively, of Savient’s total product sales in those periods.  Oxandrin sales in 2003 increased by $11,780,000, or 26%, due to an increase in end user demand, the cost savings effect of our transition to a direct to wholesaler business model rather than selling to Accredo, which would then resell to distributors, and the impact of a price increase in the fourth quarter of 2003.  Sales of Oxandrin in 2002 decreased by $1,289,000, or 3%, from 2001 sales as a result of our transition to a direct to wholesaler business model.  Of Savient’s $47,150,000 of Oxandrin sales in 2001, $34,579,000, or 73%, occurred in the first half of 2001 due to: (i) the commencement, in September 2000, of sales by Ross for the long-term care market for the treatment of patients with involuntary weight loss, including stocking activity by wholesalers in connection with the launch of this product in the long-term care market; (ii) stocking by certain wholesalers in anticipation of a price increase; (iii) increased purchases by Accredo following its completion, in May 2000, of a reduction in the amount of Oxandrin inventory it carried, which reduction began in April 1999; and (iv) increased wholesaler sales of Oxandrin by Accredo.  Sales of Oxandrin decreased significantly in the second half of 2001 as Accredo decreased purchases in the second half of 2001 to reduce inventory.  Sales of Oxandrin to Accredo in 2002 and 2001 were $30,030,000 and $38,775,000, net, respectively, representing 65% and 82%, respectively, of Savient’s total sales of Oxandrin.  The decrease in sales of Oxandrin to Accredo in 2002 was due to our transition, beginning in the fourth quarter of 2002, to a direct to wholesaler business model rather than selling to Accredo, which would then resell to distributors.

Sales of oral liquid pharmaceutical products in 2003 increased approximately $4,672,000, or 21%, over 2002 sales of $22,474,000, of which $6,346,000 was recognized by us in fourth quarter of 2002 following our acquisition of Rosemont.  A portion of the increase in sales in 2003 was due to the decrease in the value of the U.S. dollar against the British pound sterling.  Measured in pounds sterling, Rosemont sales in 2003 increased 9% over 2002.

Sales of human growth hormone in 2003, 2002 and 2001 were $20,490,000, $20,564,000 and $23,863,000, respectively, representing 16%, 21% and 27%, respectively, of Savient’s total product sales in those periods.  Sales of hGH decreased slightly in 2003, as increased sales to Ferring, our European distributor, were offset by decreases in sales to JCR, our Japanese distributor, due to pricing pressures in Japan, and our other distributors.  Our sales to Ferring were favorably impacted due to the decrease in the value of the U.S. dollar against the euro.  Sales of hGH in 2002 decreased by $3,299,000, or 14%, from 2001 sales due to pricing pressures in Japan, partially offset by an initial sale to Teva.  Sales of hGH to JCR in 2003, 2002 and 2001 were $9,330,000, $12,331,000 and $16,292,000, respectively, representing 7%, 13% and 19%, respectively, of Savient’s total product sales in those periods and 46%, 60% and 68%, respectively, of Savient’s total hGH sales in those periods.  Sales of hGH to Ferring were $9,342,000, $5,453,000 and $5,889,000 in 2003, 2002 and 2001, respectively, representing 7%, 6% and 7%, respectively, of Savient’s total product sales in those periods and 46%, 27% and 25%, respectively, of Savient’s total hGH sales in those periods.

Sales of Delatestryl in 2003 decreased by $3,252,000, or 21%, from 2002 levels.  The decrease in Delatestryl sales in 2003 resulted from our management of our Delatestryl inventory while we obtained a new contract manufacturer.  Sales of Delatestryl in 2002 increased by $8,342,000, or 115%, over 2001 sales.  The increase in Delatestryl sales was due to the FDA stopping the production of a competing generic injectable testosterone product used to treat men with hypogonadism (testosterone deficiency) in 1998. In March 2004, the FDA allowed the reintroduction of this product into the market, and we expect the reintroduction of this generic product will adversely affect our sales of Delatestryl.

Sales of BioLon in 2003 decreased by $732,000, or 11%, from 2002 levels.  BioLon sales in 2002 decreased $1,531,000, or 19%, from 2001 levels.  In the first quarter of 2000 we halted product shipments of BioLon to the U.S. pending FDA approval of a supplemental application relating to an upgrade in Savient’s manufacturing process to conform it to a higher standard of quality implemented by Savient.  Savient resumed shipments to the U.S. in the first quarter of 2001, although shipments again stopped in the fourth quarter of 2001 as the FDA was not able to inspect the new manufacturing facility of Savient’s contract sterilizer for BioLon until July 2002 due to the violence in Israel at the time.  Shipments sterilized at the facility resumed in September 2002 following FDA approval.  Sales in 2003 decreased due to decreased sales in the U.S. and the termination of our agreement with our distributor in France, Turkey and several other countries.

Contract fees, which consist of licensing and option to license fees, were $1,340,000 in 2003, including $1,304,000 of contract fees received in prior periods but recognized in 2003 in accordance with SAB 101.  Contract fees for 2002 were $1,804,000, which includes $1,646,000 of contract fees received in prior periods but recognized in 2002 in accordance with SAB 101.  For the year ended December 31,

2001 contract fees were $1,656,000, which represent contract fees received in prior periods but recognized in 2001 in accordance with SAB 101.

Royalties in 2003, 2002 and 2001 in the amount of $3,227,000, $3,891,000 and $3,817,000, respectively, consist mainly of net royalties in respect of the Mircette product.

Other revenues consist primarily of funding from the Chief Scientist, which represented 85%, 90% and 100% of other revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

Research and development expense was $31,797,000, $32,783,000 and $27,778,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  The decrease in research and development expenses in 2003 resulted primarily from a reduction in research and pre-clinical activities and associated compensation costs, partially offset by increases in clinical trial expenses related to Prosaptide and Puricase.  The increase in research and development expenditures in 2002 compared to 2001 resulted primarily from the addition of research and development activities for Prosaptide following the acquisition of Myelos in March 2001, increased patent related expenses, increased clinical activities and Rosemont’s development expenses following the acquisition.

Marketing and sales expense was $23,303,000, $22,143,000 and $17,006,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  These expenses primarily related to the activities of the sales and marketing force in the United States that Savient established principally in the second half of 1995 and during 1996 to promote distribution of Oxandrin in the United States and, beginning with the fourth quarter of 2002, Rosemont’s sales and marketing force in the United Kingdom.  The increase in marketing and sales expenses in 2003 resulted mainly from the effect of a full year of Rosemont’s operations, partially offset by lower promotion and marketing and sales compensation costs.  The significant increase in marketing and sales expense in 2002 was due to increased promotion and marketing costs, as well as increased compensation and training costs due to Savient’s expansion of its field force, as Savient sought to maximize Oxandrin’s potential and growth, and the inclusion of $1,339,000 of Rosemont’s expenses, partially offset by decreased incentive compensation costs.

General and administrative expense was $26,744,000, $17,582,000 and $13,252,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  The increase in general and administrative expenses in 2003 was primarily due to increased legal expenses, primarily related to our hGH patent litigation with Novo Nordisk and the class action lawsuits (approximately $3,250,000), increased compensation costs (approximately $3,000,000), including approximately $1,010,000 of accrued severance compensation owed to a former senior executive officer, the costs associated with the potential acquisition transaction with Teva Pharmaceutical Industries Ltd., higher insurance premiums and increased occupancy and maintenance expenses at Savient’s new headquarters.  The increase in general and administrative expense in 2002 compared to 2001 was principally due to increased compensation costs, substantial audit fees incurred in 2002 in connection with the reaudit of Savient’s financial statements and inclusion of Rosemont’s expenses following the acquisition, partially offset by decreased merger and acquisition activities in 2002 and higher consulting fees in 2001.  General and administrative expenses for 2002 includes a $1,100,000 non-recurring pension expense incurred in connection with the acquisition of Rosemont.

Cost of sales was $24,745,000, $14,148,000 and $12,388,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  Cost of sales as a percentage of product sales was 20%, 15% and 14% in 2003, 2002 and 2001, respectively.  Cost of sales in 2003 increased in absolute terms and as a percentage of product sales was mainly a function of the addition of a full year of sales of oral liquid pharmaceutical products increased sales, a change in the mix of products and costs associated with the validation of Savient’s new manufacturing facility.  Prior to September 1, 2003, all costs associated with this facility were being capitalized; beginning September 1, 2003, all such costs are being expensed as incurred.  As a result of expensing these costs, cost of sales as a percentage of product sales was approximately 27% in the fourth quarter of 2003.  Cost of sales in 2002 increased in absolute terms and as a percentage of product sales due to increased sales, a change in the mix of products as compared to 2001 and the addition of Rosemont’s products, which have a higher cost of goods than most of the other Savient products, in the fourth quarter of 2002.  Cost of sales for 2002 include $1,272,000 of costs related to the Rosemont products.  Oxandrin and Bio-Tropin have a relatively low cost of manufacture as a percentage of product sales, while BioLon and our oral liquid pharmaceutical products have the highest cost to manufacture as a percentage of product sales.  Cost of sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.  We expect cost of sales as a percentage of product sales to increase in 2004 as we begin to depreciate our new manufacturing facility.  We currently anticipate this depreciation will aggregate approximately $3,500,000 to $4,000,000 annually.

Amortization of Intangibles and Negative Goodwill Associated with Acquisitions.  In connection with the acquisition of Myelos, Savient recorded negative goodwill of $18,989,000 on its balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes. During 2001 this negative goodwill was being amortized over its expected useful life of five years.  In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $1,013,000 and $4,050,000 of amortization of these intangibles in the fourth quarter of 2002 and the year ended December 31, 2003, and expect that we will record $4,050,000 of annual amortization of these intangibles.

Commissions and royalties were $5,438,000, $2,159,000 and $1,975,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  The increase in commission and royalties expenses in 2003 is principally due to commissions paid to Ross on the purchases of Oxandrin in the long-term care market.  Prior to March 31, 2003, Ross had instead been able, under its agreement with Savient, to purchase Oxandrin at a discount (with the discount being classified as a sales allowance) from Savient and sell it to Accredo for resale to Accredo’s customers.  The remainder of commission and royalties expenses in 2003 and royalties and commission expenses in 2002 and 2001 consist primarily of royalties to entities from which Savient licensed certain of its products and to the Chief Scientist.

Write-off of In-Process Research and Development Acquired.  In 2001, Savient wrote-off $45,600,000 as in-process research and development acquired relating to the acquisition of Myelos Corporation.  In connection with the acquisition Savient allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology based on an independent valuation.  At the date of the merger the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses.  Accordingly, the value was expensed as of the acquisition date.

Other income (expense), net, was $3,635,000, $1,642,000 and ($4,929,000) in the years ended December 31, 2003, 2002 and 2001, respectively.  In 2003 other income includes $3,354,000 of unamortized contract fees recognized in the third quarter as a result of our termination of a distribution agreement relating to our sodium hyaluronate for osteoarthritis product and reacquisition of distribution rights.  Upon execution of the distribution agreement in 2000, we received a $5,000,000 nonrefundable up-front license fee, which fee we were recognizing as contract fee revenue over the term of the agreement in accordance with Staff Accounting Bulletin 101.  See “- Reacquisition of Savient HA Distribution Rights.”  Investment income, net was $210,000, $2,023,000 and $7,302,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  In 2003 investment income decreased due to lower cash, cash equivalents and short-term investment balances due to the use of a substantial portion of these balances in 2002 to purchase Rosemont on September 30, 2002.  In 2002 investment income, net decreased mainly due to lower yields and lower cash and short-term investment balances in 2002 resulting from the acquisition of Rosemont, partially off-set by an $800,000 realized gain from the forward contract for the delivery of £64,000,000 entered into in connection with the Rosemont acquisition.  SFAS 133 prohibits hedge accounting for a hedge of an anticipated business combination.  We recognized realized and unrealized losses on investment, net of $1,181,000 in 2002.  In 2001 we recognized realized and unrealized capital losses of $9,231,000 on short-term investments that were liquidated during December 2001 and early 2002.  During the fourth quarter of 2001, we determined that the decline in the value of our investment in Omrix was other than temporary and, accordingly, wrote-down the value of this $5,000,000 investment by $3,000,000 based on management’s evaluation of current market conditions and Omrix’s operations and forecasts.

Income Taxes.  Provision for income taxes for the years ended December 31, 2003, 2002 and 2001 was $6,161,000, $5,063,000 and $4,733,000, respectively, representing approximately 30.7%, 34.3% and 27.1% (on a pro forma basis excluding the write-off of in-process research and development acquired and amortization of negative goodwill, which are not taken into account in computing income taxes) of income before income taxes.  Savient’s consolidated tax rate differs from the statutory rate because of Israeli tax benefits, reduced income tax rates in the U.K., research and experimental tax credits, state and local taxes and similar items that affect the tax rate.  In 2001 Savient recorded a provision for additional taxes of $1,530,000 as a result of a tax audit that BTG-Israel was undergoing covering the 1997 through 2000 tax years.  The tax audit was settled in the second quarter of 2002, and an additional $519,000 of tax was accrued at that time.

Earnings per Common Share.  Savient had approximately 0.7 million additional basic weighted average shares outstanding for the year ended December 31, 2003 as compared to the same period in 2002, and had approximately 1.2 million additional basic weighted average shares outstanding for the year ended December 31, 2002 as compared to the same period in 2001.  The increased number of basic shares in both 2002 and 2003 was primarily the result of the issuance throughout 2001 and 2003 of shares upon the exercise of options, the issuance throughout 2001, 2002 and 2003 of shares pursuant to our employee stock purchase plan and the issuance of approximately 2.3 million shares to the former shareholders of Myelos in March 2001.  For 2001 diluted weighted average shares outstanding does not include dilutive securities because the effect would be anti-dilutive.

Liquidity and Capital Resources

At December 31, 2003, our working capital was $38,913,000 as compared to $29,059,000 at December 31, 2002.  The increase in working capital at December 31, 2003 was primarily due to increases in cash and cash equivalents and inventory and a decrease in accounts payable.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  Savient expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by Savient.  Cash, excluding short-term investments, increased (decreased) by $5,008,000, $(63,240,000) and $49,098,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  Cash provided by operating activities was $17,359,000, $9,194,000 and $37,760,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  Net income (loss) was $13,922,000, $9,717,000 and $(29,926,000) in the same periods, respectively.

In 2003 net cash provided by operating activities was higher than net income mainly due to a decrease in accounts receivable of $2,389,000, an increase in other current liabilities of $2,826,000 and deferred income tax of $2,722,000 and depreciation and amortization and amortization of intangible assets associated with acquisition in the amounts of $4,623,000 and $4,050,000, respectively, partially offset by an increase in inventories of $3,994,000 and a decrease in prepaid expenses and other current assets and accounts payable of $1,334,000 and $4,013,000, respectively, and deferred revenue of $4,501,000.

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

Net cash (used in) provided by investing activities was $(9,059,000), $(73,228,000) and $3,651,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  Net cash (used in) provided by investing activities included capital expenditures of $7,978,000, $15,546,000 and $23,974,000 in these periods, respectively, consisting of approximately $4,927,000, $12,138,000 and $21,758,000, respectively, for the purchase and construction of a new manufacturing facility, with the remainder in all periods primarily for laboratory and manufacturing equipment and infrastructure.  In 2002 net cash used in investing activities also includes the $95,954,000, net used to acquire Rosemont.  In 2001, net cash used in investing activities also includes the $5,000,000 investment in Omrix and $15,603,000, net used in connection with the acquisition of Myelos.  The remainder of the net cash used in investing activities, in all periods, was primarily for purchases and sales of short-term investments.

Net cash (used in) provided by financing activities was $(4,728,000), $517,000 and $7,687,000 in the years ended December 31, 2003, 2002 and 2001, respectively.  Cash from financing activities in 2003, 2002 and 2001 consisted of net proceeds from issuances of common stock of $2,307,000, $1,751,000 and $7,687,000, respectively.  Net proceeds from the sale of common stock resulted mainly from option exercises in 2001 and in both periods the issuances of stock pursuant to our employee stock purchase plan.  In 2002 and 2003, we repaid $1,234,000 and $7,035,000, respectively, of long-term debt, principally borrowings under our credit facility that we used to finance a portion of the construction of our new manufacturing facility in Israel.

In April 1999, BTG-Israel purchased a manufacturing facility in Israel for approximately $6,500,000 (including local taxes and legal fees).  Basic construction of a modern biologics production facility designed to meet FDA cGMP requirements for biologics and devices was completed at the end of 2001.  Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003.  Manufacture of sodium hyalurunate for our BioLon and Savient HA products and the filling of our BioLon and Savient HA syringes have been transferred to the new facility, and process validation for Bio-Hep-B manufacture in the new facility is in progress.  Production of products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which Savient anticipates will continue through 2005, depending on product and territory.  Through December 31, 2003, Savient has spent approximately $42,000,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and approximately $12,300,000 for qualification activities.  Of the $8,279,000 spent on qualification activities in 2003, $4,789,000 was capitalized through August 31, 2003 and the remaining $3,490,000 was expensed beginning September 1, 2003.  Depreciation of this facility is expected to begin in 2004 once it receives the necessary regulatory approvals and the asset is ready for its intended use.  In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Loans under the facility bear interest at the rate of LIBOR plus 1%.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by Savient.  At December 31, 2003, Savient had outstanding long-term borrowings of $12,222,000 under the facility, of which $6,667,000 is due in 2004 and the remaining $5,555,000 is due in 2005.  Borrowings are repaid monthly in equal installments.

In June 2003, Rosemont commenced an upgrade of its manufacturing facility in order to obtain FDA approval to enable Rosemont to manufacture oral liquid products for supply into the U.S. market. The total capital cost for this project is estimated to be approximately $2,000,000, of which approximately $780,000 was expended in 2003 and an additional approximately $589,000 was committed at December 31, 2003.  The remaining amount will be spent during 2004.

We believe that our cash resources as of December 31, 2003, together with anticipated product sales, will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding at current levels or at all, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of Savient’s future cash requirements will depend in large part on the timing and effect of the introduction of generic version(s) of Oxandrin into the market, the status of commercialization of Savient’s products, Savient’s ability to enter into additional research and development and licensing arrangements, and Savient’s ability to obtain additional equity and debt financing, if necessary.  There can be no assurance that Savient will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.  Savient continues to seek additional collaborative research and development and licensing arrangements in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that it will be able to obtain such agreements.  See “Item 1.  Business—Risk Factors —We may be unable to obtain any additional capital needed to operate and grow our business” and “—We expect our quarterly results to fluctuate, which may cause volatility in our stock price.”

Below is a table that presents our contractual obligations and commitments at December 31, 2003:

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than One Year	1-3 years	4-5 years	After 5 years	Undetermined(1)

Long-term debt obligations	$12,222	$6,667	$5,555	—	—	—
Capital lease obligations(1)	755	394	361	—	—	—
Operating lease obligations	20,363	3,201	5,237	$4,267	$7,658	—
Purchase obligations (2)	11,755	9,857	1,898	—	—	—
Other long-term liabilities reflected on our balance sheet (3)	3,191	—	—	—	—	$3,191
Total	$48,286	$20,119	$13,051	$4,267	$7,658	$3,191

(1)  Includes interest expense of $41,000 in 2004 and $13,000 in 2005.

(2)  Consists of $589,000 of commitments related to the upgrade of our Rosemont manufacturing facility, all of which is expected to be spent in 2004, and purchase commitments for Oxandrin and Delatestryl in 2004 and Oxandrin in 2005.

(3)  Consists of severance benefits payable under Israeli law.  Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years.

In July 2003 we entered into an agreement with Marco Hi-Tech JV Ltd. pursuant to which we agreed to invest an aggregate of $1,500,000 in Marco preferred stock, representing approximately 9% of Marco’s fully-diluted outstanding common stock, and acquired an option to exclusively market in the United States and Europe Huperzine-A, a product for the treatment of Alzheimer’s disease.  The option is exercisable following completion of Phase II trials, which are expected to commence in March 2004 with partial funding by the National Institutes of Health.  If we exercise the option, we are obligated in invest an additional $3,000,000 in Marco preferred stock, representing an additional approximately 9% of Marco’s fully-diluted outstanding common stock, and to conduct and fund Phase III clinical trials and obtain regulatory approval.  If regulatory approval of the product is obtained in Europe, we will also be required to pay an additional $1,500,000 to retain exclusive rights in Europe following approval of Huperzine-A in a second major European country.  We are obligated to use commercially reasonable efforts to commercialize the product following approval, and must pay Marco a royalty of 8% of net sales while patents are in effect and 4% of net sales thereafter.  We invested $500,000 of our initial investment in Marco in July 2003, invested an additional $500,000 in March 2004 and are scheduled to make the remaining $500,000 investment in July 2004.  The $500,000 investment made in March 2004 and the $500,000 investment scheduled to be made in July 2004 are not included in the above table.  One of our directors owns common stock representing less than 1% of Marco’s fully-diluted outstanding common stock.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Savient applies to the Office of the Chief Scientist of the State of Israel annually for research and development funding for its various projects for the coming year.  The projects and amount funded each year are within the sole discretion of the Chief Scientist.  We have applied for Chief Scientist funding for a portion of our 2004 research and development activities, but we cannot assure you that the Chief Scientist will continue to provide funding to us at the same levels or at all.  Savient is obligated to pay royalties to the Chief Scientist on all revenues derived from products and know-how (including transfer of production rights) resulting from such research and development programs partially funded by the Chief Scientist.  These royalties range from 3% to 5% of such revenue, if any, if these products are produced in Israel, up to a ceiling equivalent to the amount funded, subject to adjustment as described below.  If these products are produced outside Israel by a third-party other than Savient, the royalties on such revenue, if any, are at a rate that is equal to the ratio of the amount of the funding provided by the Chief Scientist divided by the sum of the amounts of the Chief Scientist funding plus our total investment in the project, up to an increased ceiling of 120%, 150% or 300% of amount funded by the Chief Scientist, subject to adjustment as described below.  The ceiling is dependent on the portion of production of this product that is intended to occur outside Israel.  Our total investment in the project is verified by an independent accountant appointed by the Chief Scientist.  The ceilings and the amount of investment are adjusted for changes in the in the U.S. Dollar/Israeli Shekel exchange rate and, in case of products produced in Israel, for interest.  Savient has received aggregate funding from the Chief Scientist of $26,687,000 through December 31, 2003 (including participation for projects that will not have future sales), and has paid aggregate royalties to the Chief Scientist totaling $4,151,000 through December 31, 2003.  As of December 31, 2003, we are obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $5,102,000 of research and development funding for products that are currently being sold and a minimum of $9,966,000 of research and development funding for products currently under development if these products are sold.

At December 31, 2003, we had employment agreements with five senior officers.  Under these agreements, we have committed to total aggregate base compensation per year of approximately $1,625,000 plus other normal customary fringe benefits and bonuses.  These employment agreements generally have a term of three years and are automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

The United States Internal Revenue Service is conducting an audit of our tax return for the year ended December 31, 2002.  Savient is also subject to other ongoing tax audits by the City of New York and the State of New Jersey.  Although there can be no assurances, we believe any adjustments that may arise as a result of these audits will not have a material adverse effect on our financial position.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred.  Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred.  As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody such obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  It also elaborates on the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties.  Disclosures required under FIN 45 are effective for interim or annual periods ending after December 15, 2002.  Initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. Usually a controlling financial interest is created when an investor owns a majority of the voting interests in an investee.  However, in some circumstances, an entity is created solely to fulfill a specific purpose and voting interests do not provide a substantive indicator of a controlling financial interest because there are typically limited matters on which investors may vote.  FIN 46 refers to those entities as variable interest entities (VIEs) and creates a model for consolidation based on an investor’s ownership of variable interests.  The provisions of FIN 46 are effective immediately for interests acquired in VIEs after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003 for interests acquired in VIEs before February 1, 2003.  The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

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

Borrowings under our $20,000,000 credit facility bear interest at a floating rate and, therefore, we are impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $12,222,000 outstanding under this facility at December 31, 2003 would result in an increase in our annual interest payable of $122,222.  Because these borrowings relate to the construction of our new facility, interest expense was capitalized until August 31, 2003.  See Note 1(g) of notes to our consolidated financial statements.

Our interest bearing assets consist of cash and cash equivalents, which currently consist of money market funds, commercial paper and other liquid short-term debt instruments, and short-term investments, which currently consist primarily of investments mutual funds, corporate bonds and short-term certificates of deposit.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations.  Our results of operations in 2003 benefited from the decrease in value of the U.S. dollar against the British pound sterling and euro. We manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities.  The cost of our operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  To the extent that expenses in Shekels exceed BTG-Israel’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to Savient’s financial condition.  However, should BTG-Israel’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect Savient’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, Savient’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. (formerly known as Bio-Technology General Corp.) and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(i) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002.

GRANT THORNTON LLP

New York, New York
February 16, 2004

Independent Auditors’ Report

To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Savient Pharmaceuticals, Inc. (formerly known as Bio-Technology General Corp.) and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Savient Pharmaceuticals, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Princeton, New Jersey
September 20, 2002

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,211	$17,219
Short-term investments	4,336	5,582
Accounts receivable, net	35,764	33,375
Inventories	16,612	20,216
Deferred income taxes	4,176	2,888
Prepaid expenses and other current assets	2,829	4,163
Total current assets	75,928	83,443

Property and equipment, net	66,596	70,426
Intangible assets, net	79,878	75,743
Goodwill	40,080	40,121
Deferred income taxes	16,380	13,767
Severance pay funded	2,783	2,660
Other assets (including restricted cash of $1,280 in 2002 and 2003)	3,786	4,380
Total assets	$285,431	$290,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $5,464 in 2002 and $4,774 in 2003)	$21,618	$16,816
Deferred revenues	1,557	848
Current portion of long-term debt	6,674	7,020
Other current liabilities	17,020	19,846
Total current liabilities	46,869	44,530

Long-term debt	12,222	5,903
Deferred revenues	11,628	7,836
Severance pay	5,673	5,851
Negative goodwill	16,028	16,028
Deferred income taxes	23,936	22,962

Commitments and contingent liabilities (Note 8)

Stockholders’ Equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 58,733,000 in 2002, 59,618,000 in 2003	587	595
Additional paid in capital	214,224	216,706
Accumulated deficit	(45,853)	(31,931)
Accumulated other comprehensive income	117	2,060
Total stockholders’ equity	169,075	187,430

Total liabilities and stockholders’ equity	$285,431	$290,540

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Product sales, net	$87,106	$96,107	$124,846
Contract fees	1,656	1,804	1,340
Royalties	3,817	3,891	3,227
Other revenues	2,195	1,164	3,112
	94,774	102,966	132,525
Expenses:
Research and development	27,778	32,783	31,797
Marketing and sales	17,006	22,143	23,303
General and administrative	13,252	17,582	26,744
Cost of sales	12,388	14,148	24,745
Amortization of intangibles and negative goodwill associated with acquisitions	(2,961)	1,013	4,050
Commissions and royalties	1,975	2,159	5,438
Write-off of in-process research and development acquired	45,600	—	—
	115,038	89,828	116,077

Operating income (loss)	(20,264)	13,138	16,448
Other income (expense), net	(4,929)	1,642	3,635
Income (loss) before income taxes	(25,193)	14,780	20,083
Income tax expense	4,733	5,063	6,161
Net income (loss)	$(29,926)	$9,717	$13,922

Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.52)	$0.17	$0.24
Diluted:
Net income (loss)	$(0.52)	$0.17	$0.23
Weighted average number of common and common equivalent shares:
Basic	57,230	58,480	59,194
Diluted	57,230	58,659	59,798

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity

Balance, December 31, 2000	54,765	$547	$183,705	$(25,644)	$(5,963)	$152,645
Comprehensive income:
Net loss				(29,926)		(29,926)
Unrealized loss on marketable securities, net					(1,110)	(1,110)
Reclassification adjustment for realized loss included in net loss					7,193	7,193
Total comprehensive loss						(23,843)
Issuance of common stock in Myelos acquisition	2,345	23	19,009			19,032
Issuance of common stock	277	3	1,994			1,997
Tax benefit derived from exercise of stock options			925			925
Compensation expense in connection with options modification			1,024			1,024
Exercise of stock options	873	9	5,751			5,760
Balance, December 31, 2001	58,260	582	212,408	(55,570)	120	157,540
Comprehensive income:
Net income				9,717		9,717
Unrealized loss on marketable securities, net					(280)	(280)
Currency translation adjustment					277	277
Total comprehensive income						9,714
Issuance of common stock	469	5	1,792			1,797
Exercise of stock options	4		24			24
Balance, December 31, 2002	58,733	587	214,224	(45,853)	117	169,075
Comprehensive income:
Net income				13,922		13,922
Unrealized gain on marketable securities, net					507	507
Currency translation adjustment					1,436	1,436
Total comprehensive income						15,865
Issuance of common stock	640	6	1,485			1,491
Exercise of stock options	245	2	997			999
Balance, December 31, 2003	59,618	$595	$216,706	$(31,931)	$2,060	$187,430

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended December 31,
		2001	2002	2003
	Cash flows from operating activities:
	Net income (loss)	$(29,926)	$9,717	$13,922
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Deferred income tax	(3,957)	(837)	2,722
	Depreciation and amortization	2,937	2,701	4,623
	Write-off of in-process research and development acquired	45,600	—	—
	Compensation expense in connection with option modification	1,024		—
	Amortization of negative goodwill and intangible assets associated with acquisitions	(2,961)	1,013	4,050
	Unrealized loss on investments, net	8,963	—	—
	Provision for inventory reduction	—	976	390
	Provision for severance pay	636	444	178
	Deferred revenues	(1,656)	(1,553)	(4,501)
	(Gain) loss on disposal of property and equipment	10	354	(1)
	Gain from forward contract	—	(800)	—
	Realized loss (gain) on sales of short- term investments, net	1,735	14	(81)
	Issuance of common stock as payment for services	70	70	183
Changes in:	accounts receivable	14,572	(8,265)	2,389
	inventories	(3,875)	(1,202)	(3,994)
	prepaid expenses and other current assets	(405)	(1,284)	(1,334)
	accounts payable	5,178	7,541	(4,013)
	other current liabilities	(185)	305	2,826
	Net cash provided by operating activities	37,760	9,194	17,359
	Cash flows from investing activities:
	Purchases of short-term investments	(10,407)	(4,706)	(1,651)
	Capital expenditures	(23,974)	(15,546)	(7,978)
	Severance pay (funded) utilized	(64)	(398)	123
	Other investments	(5,000)	—	(500)
	Net proceeds from forward contract	—	800	—
	Restricted cash	—	(1,280)	—
	Other assets	69	(86)	(310)
	Proceeds from sales of short-term investments	58,416	43,919	1,198
	Net cash paid in acquisition	(15,603)	(95,954)	—
	Proceeds from sales of property and equipment	214	23	59
	Net cash (used in) provided by investing activities	3,651	(73,228)	(9,059)
	Cash flows from financing activities:
	Proceeds from issuances of common stock	7,687	1,751	2,307
	Repayment of long-term debt	—	(1,234)	(7,035)
	Net cash provided by (used in) financing activities	7,687	517	(4,728)
	Effect of exchange rate changes	—	277	1,436
	Net increase (decrease) in cash and cash equivalents	49,098	(63,240)	5,008
	Cash and cash equivalents at beginning of year	26,353	75,451	12,211
	Cash and cash equivalents at end of year	$75,451	$12,211	$17,219

	Year Ended December 31,
	2001	2002	2003
Supplementary information:
Other information:
Interest paid	$1,044	$587	$449
Income taxes paid	$3,937	$6,777	$7,054
Tax benefit derived from exercise of stock options	$925	—	—

Acquisitions:
Assets acquired	$9,141	$12,632	—
Liabilities assumed	(1,125)	(28,968)	—
Goodwill	(18,914)	40,080	—
Intangible assets	—	80,800	—
Equity issued	(19,032)	—	—
In process research and development acquired	45,600	—	—
Purchase price (including acquisition costs of $1,387 in 2001 and $5,421 in 2002)	15,670	104,544	—
Less –accrued acquisition costs	—	(3,322)	—
Less -cash acquired	(67)	(5,268)	—

Net cash paid	$15,603	$95,954	$—

Non-cash activities:
Capital expenditures unpaid as of December 31	$899	$1,134	$273
Refinancing of fixed assets	$—	$—	$1,062

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Savient Pharmaceuticals, Inc. (“Savient”), formerly known as Bio-Technology General Corp., and its wholly-owned subsidiaries (collectively, the “Company”) are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. The Company distributes its products on a worldwide basis primarily through a direct sales force in the United States (including Savient employees and representatives of a contract sales organization), the United Kingdom (for the Rosemont products) and Israel and primarily through third-party license and distribution relationships elsewhere.  Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, the Company has assembled a diverse portfolio of therapeutic products, many of which are currently being marketed, several of which are in registration or clinical trials and one of which is in pre-clinical development.

Savient and its wholly-owned subsidiary, Bio-Technology General (Israel) Ltd. (“BTG-Israel”), were formed in 1980 to research, develop, manufacture and market products through the application of genetic engineering and related biotechnologies.  On March 19, 2001, Savient acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system.  On September 30, 2002 Savient, through its wholly-owned subsidiary Acacia Biopharma Limited (“Acacia”), acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.

a.             Basis of consolidation:

The consolidated financial statements include the accounts of Savient, BTG-Israel, Myelos, Acacia and Rosemont.  Results of operations and cash flows of Myelos and Rosemont are included in the consolidated financial statements since March 19, 2001 and September 30, 2002, their respective dates of acquisition.  All material intercompany transactions and balances have been eliminated.

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

c.             Cash and cash equivalents:

At December 31, 2002 and 2003, cash and cash equivalents included cash of $10,411,000 and $6,484,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of ninety days or less) of $1,800,000 and $10,735,000, respectively.  Cash and cash equivalents at December 31, 2002 and 2003 include $6,295,000 and $10,778,000, respectively, denominated in currencies other than the U.S. dollar.

d.             Short-term investments:

(i)  Short-term investments, which are carried at fair value, consist primarily of investments in mutual funds, corporate bonds and short-term certificates of deposit with original maturity greater than 90 days that have been classified as “available-for-sale securities” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 ,”Accounting for Certain Investments in Debt and Equity Securities.”  Unrealized holding gains and losses, which are deemed to be temporary, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of an available-for-sale security below cost that is deemed to be other than temporary is recognized as a charge in the consolidated statement of operations and a new cost basis for the security is established.

At December 31, 2002, management determined that the decline in the value of certain investments was other than temporary and, accordingly, cost was adjusted to reflect market value and a loss on impairment of investment of $1,168,000 was recognized and included in the statement of operations in other income (expense), net.

At December 31, 2002 and 2003, the adjusted cost of the securities available for sale was $4,563,000 and $3,444,000, respectively, and the fair market value was $4,336,000 and $3,930,000, respectively.  Total realized and unrealized losses (gains), net, included in other income (expense), net, for the years ended December 31, 2002 and 2003 were $1,181,000 and $(71,000), respectively.

(ii)  Cost basis investments included within other assets at December 31, 2002 and 2003 represent equity investments of less than 20% in private entities.  Changes in the value of these investments are not recognized unless an impairment is deemed to be other than temporary (see Note 2c).

e.             Accounts Receivable:

Credit to customers is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required.  Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

f.              Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined by using the weighted average method.  At December 31, 2002 and 2003, inventories included raw materials of $2,214,000 and $6,635,000, work-in-process of $3,018,000 and $1,720,000, and finished goods of $11,380,000 and $11,860,000, respectively.  An allowance is established when management determines that certain inventories may not be saleable.

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

Land, building and construction in progress represents BTG-Israel’s new manufacturing facility and is stated at cost.  This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs, all of which were capitalized through August 31, 2003.  Interest was capitalized through August 31, 2003 under the provision of SFAS No. 34 “Capitalization of Interest Cost”.  Interest capitalized during the years ended December 31, 2001, 2002 and 2003 was $1,039,000, $577,000 and $266,000, respectively, and totaled $1,955,000 and $2,221,000 at December 31, 2002 and 2003, respectively.  The basic construction of the building was completed in 2001.  Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003. Relocation of product production will continue through 2005, depending on product and territory.  Construction in progress is not depreciated until such time as the relevant assets are completed and ready for their intended use.

h.             Intangible assets:

At December 31, 2002 and 2003, intangible assets consist mainly of developed products, trademarks and several patents acquired in the Rosemont acquisition and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by Savient’s management based on an independent appraisal and available information.

Goodwill and negative goodwill recorded in connection with the acquisition of Rosemont and Myelos, respectively, is not being amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142.

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

	Year Ended December 31,
	2001	2002	2003
	(in thousands except per share data)
Reported net income (loss)	$(29,926)	$9,717	$13,922
Deduct: negative goodwill amortization	(2,961)	—	—
Adjusted net income (loss)	$(32,887)	$9,717	$13,922
Basic earnings (loss) per common share:
As reported	$(0.52)	$0.17	$0.24
Negative goodwill amortization	(0.05)	—	—
Adjusted	$(0.57)	$0.17	$0.24
Diluted earnings (loss) per common share:
As reported	$(0.52)	$0.17	$0.23
Negative goodwill amortization	(0.05)	—	—
Adjusted	$(0.57)	$0.17	$0.23

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

j.              Revenue recognition:

Product sales are recognized when the product is shipped and collectability is probable, net of discounts, sales incentives and sales allowances.

Contract fees consist mainly of license of marketing and distribution rights and research and development projects.  In accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), issued by the Securities and Exchange Commission in December 1999, contract fee revenues are recognized over the estimated term of the related agreements, which range from five to 16 years.

Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable.  Advance payments received in excess of amounts earned are included in deferred revenue.

Royalties are recognized once agreement exists, the sale is made and the royalty is earned.

Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the State of Israel.  The Company recognizes revenues upon performance of such funded research.  In general, these contracts are cancelable by the Company’s collaborative partners at any time.

k.             Stock-based compensation:

At December 31, 2003, the Company has stock-based compensation plans, which are described more fully in Notes 10 and 11.  As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option.  No stock-based employee compensation cost is reflected in net income upon option grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.  The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year ended December 31,
	2001	2002	2003
	(in thousands except per share data)
Net income (loss)
As reported	$(29,926)	$9,717	$13,922
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,731	13,853	10,152
Pro forma	$(43,657)	$(4,136)	$3,770
Basic earnings (loss) per common share
As reported	$(0.52)	$0.17	$0.24
Pro forma	$(0.76)	$(0.07)	$0.06
Diluted earnings (loss) per common share
As reported	$(0.52)	$0.17	$0.23
Pro forma	$(0.76)	$(0.07)	$0.06

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

n.             Other comprehensive income (loss):

Other comprehensive income (loss) consists of unrealized gains (losses) on available for sale marketable securities and currency translation adjustments from the translation of Rosemont’s financial statements from British pound sterling to U.S. dollars.

o.             Earnings per common share:

Net earnings per common share amounts (“basic EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution.  Net earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 2001			Year Ended December 31, 2002			Year Ended December 31, 2003
(In thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts

Net Earnings (Loss)	$(29,926)			$9,717			$13,922

Basic EPS
Net earnings (loss) attributable to common stock	(29,926)	57,230	$(0.52)	9,717	58,480	$0.17	13,922	59,194	$0.24

Effect of Dilutive Securities
Stock options		—			179			604

Diluted EPS
Net earnings (loss) attributable to common stock and assumed option exercises	$(29,926)	57,230	$(0.52)	$9,717	58,659	$0.17	$13,922	59,798	$0.23

Options to purchase 6,989,000 and 6,459,000 shares of common stock out of the total number of options outstanding as of December 31, 2002 and 2003, respectively, are not included in the computation of diluted EPS because of their anti-dilutive effect.  In 2001 all options outstanding as of December 31, 2001 are excluded from the computation of diluted EPS because of their anti-dilutive effect.

p.             Use of estimates in preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to investments, accounts receivable, inventories, property and equipment, intangible assets and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

q.             Fair value of financial instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.  The carrying amount of the long-term debt approximates fair value as the borrowing rates are variable and are currently available for debt with similar terms and maturities.

The carrying value of long-term investments in non-marketable securities cannot be determined since the fair market value of such investments is not available and therefore it is not practical to estimate it.

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

s.             New accounting pronouncements:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred.  Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred.  As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody such obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  It also elaborates on the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties.  Disclosures required under FIN 45 are effective for interim or annual periods ending after December 15, 2002.  Initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. Usually a controlling financial interest is created when an investor owns a majority of the voting interests in an investee.  However, in some circumstances, an entity is created solely to fulfill a specific purpose and voting interests do not provide a substantive indicator of a controlling financial interest because there are typically limited matters on which investors may vote.  FIN 46 refers to those entities as variable interest entities (VIEs) and creates a model for consolidation based on an investor’s ownership of variable interests.  The provisions of FIN 46 are effective immediately for interests acquired in VIEs after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003 for interests acquired in VIEs before February 1, 2003.  The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

NOTE 2 –ACQUISITIONS AND INVESTMENTS

(a)           Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont, a subsidiary of Akzo Nobel N.V.  Rosemont is a leader in the United Kingdom market for oral liquid formulations of branded non-proprietary drugs.  The purchase price (including acquisition costs of approximately $5,462,000) for Rosemont, which was funded from Savient’s cash on hand, was approximately $104,585,000, excluding Rosemont’s cash balances.

The acquisition has been accounted for under the purchase method of accounting.  The aggregate purchase price of $104,585,000 has been allocated based on the estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Assets Acquired:
Current assets (including cash acquired of $5,268)	$10,924
Fixed assets	1,708
Intangibles	80,800
Goodwill	40,121

Liabilities Assumed:
Current liabilities	(4,728)
Deferred tax liabilities	(24,240)

Total Purchase Price	$104,585

The estimation of the fair value of assets acquired and liabilities assumed was determined by Savient’s management based on an independent appraisal and information available at the time.  Intangible assets consist primarily of developed products, as well as trademarks and several patents, and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  The estimation of the useful life of the intangible assets was determined by Savient’s management based on an independent appraisal and information available at the time.

The accompanying consolidated financial statements include the assets and liabilities of Rosemont as of December 31, 2002 and 2003 and its results of operations for the three months ended December 31, 2002 and the year ended December 31, 2003 but exclude the results of Rosemont for all other periods presented.  The following unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2002 was prepared assuming the acquisition of Rosemont occurred on January 1, 2001.  The pro forma results of operations are not necessarily indicative of the consolidated results that actually would have occurred if the acquisition had been consummated at January 1, 2001, nor do they purport to represent the results of operations for future periods.

	Year Ended December 31,
	(Unaudited)
	(in thousands except per share data)
	2001		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenues	$94,774	$113,272	$102,966	$119,094
Net income (loss)	(29,926)	(27,442)	9,717	13,059
Earnings (loss) per common share:
Basic	$(0.52)	$(0.48)	$0.17	$0.22
Diluted	$(0.52)	$(0.48)	$0.17	$0.22

In connection with the acquisition, Savient entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1).  The exchange rate at the acquisition closing date was $1.5614 per £1.  In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which prohibits hedge accounting for a hedge of an anticipated business combination, Savient recorded a gain of approximately $800,000 on the forward contract in the year ended December 31, 2002, which gain is included in other income (expense), net.

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

(c)           Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., the Company loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a strategic relationship.  The Company determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which are convertible into approximately 4.2% of Omrix common stock (on a fully-diluted basis) as of December 31, 2003.  This investment is carried at cost and is included as a component of other long-term assets. Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology.  Omrix currently sells its products in Europe, South America and the Middle East.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2002*	2003
	(in thousands)
Laboratory and manufacturing equipment(1)	$37,482	$39,406
Office equipment(2)	7,108	8,387
Air conditioning and other	2,135	2,030
Leasehold improvements	10,026	10,042
	56,751	59,865
Land, building and construction in progress (3)	41,751	46,640
	98,502	106,505
Accumulated depreciation and amortization	(31,906)	(36,079)
Total	$66,596	$70,426

(*)                                 Reclassified.

(1)                                  Includes $10,984,000 and $11,023,000 of equipment (located at the new production facility in Israel) not placed in use at December 31, 2002 and 2003, respectively, and therefore no depreciation and amortization has been accumulated.

(2)                                  Includes $1,062,000 of equipment financed under capital leases.

(3)                                  The related asset, which is a production facility in Israel intended to meet FDA GMP requirements, is not ready for its intended use and therefore no depreciation and amortization has been accumulated as of December 31, 2003.  Includes $9,837,000 and $14,891,000 of capitalized interest, labor and other costs as of December 31, 2002 and 2003, respectively. This balance includes $6,500,000 of land and building costs (including local taxes and legal fees) associated with this facility.

Certain assets of BTG-Israel are pledged to secure long-term debt.  (See Note 7).

The manufacture of each product at the new Israeli manufacturing facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the new facility.  As a result of the violence in Israel in recent years, the FDA has from time to time suspended its inspections in Israel.

Depreciation expense was approximately $2,295,000, $2,474,000 and $4,358,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	As of December 31,
	2002	2003
	(in thousands)
Amortized intangible assets:
Developed products	$76,700	$76,700
Trademarks	3,300	3,300
Patents	1,559	1,559
Total gross carrying amount	81,559	81,559
Accumulated amortization	1,681	5,816
Net	$79,878	$75,743
Unamortized intangible assets:
Goodwill	$40,080	$40,121

Amortization expense:
For year ended December 31,	$1,098	$4,135

Estimated amortization expense:
For year ending 12/31/04		$4,055
For year ending 12/31/05		$4,050
For year ending 12/31/06		$4,050
For year ending 12/31/07		$4,050
For year ending 12/31/08		$4,050

NOTE 5 - OTHER CURRENT LIABILITIES

	December 31,
	2002	2003
	(in thousands)
Salaries and related expenses	$5,639	$7,321
Accrued subcontracting payable	5,235	1,856
Governmental and state agencies	4,133	5,667
Legal and professional fees	720	1,624
Royalties and commissions	932	2,147
Other	361	1,231
	$17,020	$19,846

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

Expense related to severance and pension pay for the years ended December 31, 2001, 2002 and 2003 were $1,648,000, $1,297,000 and $2,091,000, respectively.

NOTE 7 - LONG-TERM DEBT

a.             In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility.  Loans under the credit facility, which is secured by the assets of BTG-Israel and has been guaranteed by Savient, bear interest at the rate of LIBOR plus 1%.  At December 31, 2002 and 2003 the Company had long-term borrowings of $18,889,000 and $12,222,000, respectively, outstanding under this credit facility, of which $6,667,000 is included in current portion of long-term debt in both periods.  At December 31, 2003, the loans are at an average interest rate of approximately 2.25% and the principal is payable as follows: in 2004 - $6,667,000; and in 2005 - $5,555,000.

b.             In January 2003 Savient entered into two capital leases totaling $1,062,000 with Fleetwood Financial Corporation to finance certain furniture and fixtures purchased in connection with the Company’s relocation to its new headquarters.  These leases bear interest at 7.5% and are repaid in equal monthly installments through November 2005.  At December 31, 2003, $353,000 is included in current portion of long-term debt and $348,000 is included in long-term debt.  The future annual total payments are as follows:

	Year Ended December 31,		Total
	2004	2005
	(in thousands)
Total payments	$394	$361	$755
Less: total interest included			54
Net principal payment			$701

NOTE 8- COMMITMENTS AND CONTINGENT LIABILITIES

a.             Savient’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space.  The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013.  There are two five year renewal options.  In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1,280,000, which is secured by a cash deposit of $1,280,000, which amount is reflected in other assets (as restricted cash) on the balance sheet at December 31, 2002 and 2003. In addition, Savient leases approximately 2,000 square feet in New York City for its business activities, including its investor and public relations activities.  This lease expires in February 2009.  Savient also leases approximately 10,000 square feet of space in San Diego, California, where its Prosaptide research is being conducted.  This lease expires in October 2004.

Savient has a research, development and manufacturing facility located in Rehovot, Israel, where BTG-Israel leases approximately 77,000 square feet at an annual rental of approximately $970,000.  This lease expires in December 2005.  There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $483,000 secured by the assets of BTG-Israel.

Rosemont’s development and manufacturing facility is located in Leeds, U.K., where it leases approximately 41,000 square feet at an annual rental of approximately $298,000.  The lease expires in December 2019, although Rosemont has the option to terminate this lease in December 2009.

The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased properties.

Rent expense was approximately $1,830,000, $2,223,000 and $3,628,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are: 2004-$3,201,000; 2005-$3,104,000; 2006-$2,134,000; 2007-$2,133,000; 2008-$2,134,000; and 2009 until 2013-$7,658,000.

b.             The Company is obligated to pay royalties to the Chief Scientist on all revenues derived from products and know-how (including transfer of production rights) resulting from such research and development programs partially funded by the Chief Scientist.  These royalties range from 3% to 5% of such revenue, if any, if these products are produced in Israel, up to a ceiling equivalent to the amount funded, subject to adjustment as described below.  If these products are produced outside Israel by a third-party other than the Company, the royalties on such revenue, if any, are at a rate that is equal to the ratio of the amount of the funding provided by the Chief Scientist divided by the sum of the amounts of the Chief Scientist funding plus the Company’s total investment in the project, up to an increased ceiling of 120%, 150% or 300% of amount funded by the Chief Scientist, subject to adjustment as described below.  The ceiling is dependent on the portion of production of this product that is intended to occur outside Israel.  The Company’s total investment in the project is verified by an independent accountant appointed by the Chief Scientist.  The ceilings and the amount of investment are adjusted for changes in the U.S. Dollar/Israeli Shekel exchange rate and, in the case of products produced in Israel, for interest.  As of December 31, 2003, the Company is obligated to repay to the Chief Scientist, out of revenue from future product sales, a minimum of $5,102,000 of research and development funding for products that are currently being sold and a minimum of $9,966,000 of research and development funding for products currently under development if these products will be sold.  During the years ended December 31, 2001, 2002 and 2003, the Company recorded approximately $304,000, $258,000 and $75,000, respectively, as royalties to the Chief Scientist.

The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

c.             At December 31, 2003, the Company had employment agreements with five senior officers.  Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,625,000 plus other normal customary fringe benefits and bonuses.  These employment agreements generally have an initial term of three years and are thereafter automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

d.             The Company has received notification of claims filed that certain of its products may infringe certain third-party patents in the normal course of operations.  Management believes that these claims have no merit, and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position, results of operations or cash flows as a result of the outcome.  However, were an unfavorable ruling to occur in any subsequent period, there exists the possibility of a material adverse impact on the Company’s financial position and operating results.  No accrual can be determined at this time.

e.             On December 20, 2002, a purported shareholder class action was filed against the Company and three of its officers.  The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002.  The complaint asserts that the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in the Company’s Form 8-K and accompanying press release issued August 2, 2002.  Five virtually identical actions were filed in January and February 2003.  In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act.  The parties have entered into a stipulation which provides for the lead plaintiff to file an amended consolidated complaint. This amended complaint has not yet been filed.

On January 23, 2003, a purported shareholder derivative action was filed on behalf of the Company against nine of the Company’s officers and directors, the Company’s former auditor, Arthur Andersen, and the Company as a nominal defendant.  The allegations in the derivative action are substantially similar to the allegations in the purported shareholder class actions.  The derivative action was pending under the caption Nelson v. Conrad, No. 7-794-03, in the Superior Court of New Jersey, Middlesex County.  A second purported shareholder derivative action, Millet v. Conrad, No. L-1275-03, was filed on February 14, 2003 in the same court and was consolidated with the first action.  This consolidated action was dismissed without prejudice in November 2003.  No appeal was taken and the time to file an appeal has expired.

On October 27, 2003, the Company received a letter addressed to the Board of Directors from attorneys for a purported stockholder of the Company demanding that Savient commence legal proceedings to recover its damages against directors who served on the Company’s board immediately prior to the June 2003 Annual Meeting of Stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of Savient’s financial statements for 1999,

2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing.  The letter claims that some or all of these persons were responsible for the material overstatement of Savient’s assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC.  An advisory committee to the Board, consisting of directors who were not directors prior to the June 2003 Annual Meeting of Stockholders, is currently investigating the demand.

The Company intends to vigorously defend against all allegations of wrongdoing.  The Company has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

f.              The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents.  In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy.  These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

g.             At December 31, 2003 Rosemont had commitments aggregating $589,000 related to the upgrade of its manufacturing facility.

h.             At December 31, 2003, the Company had purchase commitments of $9,268,000 for Oxandrin and Delatestryl in 2004 and $1,898,000 for Oxandrin in 2005.

i.              In July 2003 Savient entered into an agreement with Marco Hi-Tech JV Ltd. pursuant to which Savient agreed to invest an aggregate of $1,500,000 in Marco preferred stock, representing approximately 9% of Marco’s fully-diluted outstanding common stock, and acquired an option to exclusively market in the United States and Europe Huperzine-A, a product for the treatment of Alzheimer’s disease.  The option is exercisable following completion of Phase II trials, which are expected to commence in March 2004 with partial funding by the National Institutes of Health.  If Savient exercises the option, it is obligated in invest an additional $3,000,000 in Marco preferred stock, representing an additional approximately 9% of Marco’s fully-diluted outstanding common stock, and to conduct and fund Phase III clinical trials and obtain regulatory approval.  If regulatory approval of the product is obtained in Europe, we will also be required to pay an additional $1,500,000 to retain exclusive rights in Europe following approval of Huperzine-A in a second major European country.  Savient is obligated to use commercially reasonable efforts to commercialize the product following approval, and must pay Marco a royalty of 8% of net sales while patents are in effect and 4% of net sales thereafter. Savient invested $500,000 of its initial investment in Marco in July 2003 and is scheduled to invest the remaining $1,000,000 initial investment in two installments of $500,000 each during 2004.  A Savient director owns common stock representing less than 1% of Marco’s fully-diluted outstanding common stock.

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

As discussed in Note 2(b), Savient may be obligated to issue additional shares of common stock to the former shareholders of Myelos.

NOTE 10 - STOCK OPTIONS

In the years ended December 31, 2001, 2002 and 2003, the Company issued 873,000 shares, 4,000 shares and 245,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $5,760,000, $24,000 and $999,000, respectively.

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

In 2001 the Company adopted the 2001 Stock Option Plan (the “2001 Stock Option Plan”).  The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company.  Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant.  Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment.  Terminated options are available for reissuance.  Under this plan, 6,465,000 shares remain available for future grant at December 31, 2003.

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

Transactions under the 1992 Stock Option Plan, the 2001 Stock Option Plan, the New Director Plan and the Directors Plan during 2001, 2002 and 2003 were as follows:

	Year ended December 31,
	2001		2002		2003
	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price

Options outstanding at beginning of year	7,037	$8.39	7,917	$9.47	8,573	$8.54
Granted	2,095	11.89	1,730	4.93	2,204	3.14
Exercised	(873)	6.59	(4)	5.94	(245)	4.09
Terminated	(342)	9.42	(1,070)	9.59	(2,169)	7.53
Options outstanding at end of year	7,917	9.47	8,573	8.54	8,363	7.51
Exercisable at end of year	4,319		4,941		5,364
Weighted average fair value of options granted		7.65		3.21		2.04

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in

2001, 2002 and 2003: (i) expected life of option of seven years; (ii) dividend yield of 0%; (iii) expected volatility of 62%, 64% and 64%, respectively; and (iv) risk-free interest rate of 3.50%.

Of the 8,363,000 options outstanding as of December 31, 2003:

•                  4,154,000 have exercise prices between $2.48 and $7.41 with a weighted average exercise price of $4.45 and a weighted average remaining contractual life of 7.62 years.  Of these 4,154,000 options, 1,738,239 are exercisable; their weighted average exercise price is $5.73.

•                  1,784,000 options have exercise prices between $7.50 and $9.88 with a weighted average exercise price of $8.01 and a weighted average remaining contractual life of 4.55 years.  Of these 1,784,000 options, 1,611,000 are exercisable; their weighted average exercise price is $8.04.

•                  2,425,000 options have exercise prices between $10.25 and $20.44 with a weighted average exercise price of $12.38 and a weighted average remaining contractual life of 6.58 years. Of these 2,425,000 options, 2,015,000 are exercisable; their weighted average exercise price is $12.45.

During 2001 the Company made modifications to the period of vesting and exercisability of approximately 273,000 stock option awards, for certain employees in connection with the termination of their employment and post-employment consulting arrangements.  As a result, the Company recognized stock compensation expense of $1,024,000 in 2001, which expense was primarily included in research and development expenses.

NOTE 11 –  EMPLOYEE BENEFITS

(a)           Employee Stock Purchase Plan

In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  Under this plan 3,000,000 shares have been reserved for issuance.  All full-time employees of the Company in the United States and Israel are eligible to participate in the 1998 ESPP.  From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised.  Rights granted under the 1998 ESPP will run for a maximum of 27 months.  No employee may be granted a Right that permits such employee to purchase shares under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares.  In 2001, 2002 and 2003 the Company issued 268,000 shares, 451,000 shares and 603,000 shares, respectively, of common stock under the 1998 ESPP.

(b)           401(k) Profit-Sharing Plan

Savient has a 401(k) profit-sharing plan.  As of December 31, 2003, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $12,000 of their total compensation on a pretax basis, which is matched 50% by Savient.  Savient’s contribution to the plan amounted to approximately $391,000, $444,000 and $458,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

(c)           Pension Plan

Rosemont operates a defined contribution pension plan for the benefit of its employees.  The assets of the plan are administered by trustees in a fund independent from those of the Company.  Under the pension plan an employee contributes 3.5% of his or her pensionable annual salary (annual base salary minus the income tax exempt portion), of which Rosemont makes a matching contribution equal to 8% of the pensionable annual salary.  If the working relationship terminates within two years from the date the employee joined the pension plan, he or she is then entitled to a refund of his or her contribution only.  If the working relationship terminates after two years then the entire amount accumulated in the pension plan is considered a deferred benefit.  The pension cost charge for the year ended December 31, 2002 was $1,286,000, which includes a one time contribution of $1,100,000 to the pension plan made in connection with the acquisition of Rosemont.  The pension cost charge for 2003 was $255,000.

NOTE 12 –OTHER INCOME (EXPENSE), NET

	Year ended December 31,
	2001	2002	2003
	(in thousands)
Recognition of unamortized contract fee balance previously deferred(1)	$––	$––	$3,354
Gain on forward contract	––	800	––
Investment income	7,472	2,654	737
Realized and unrealized gain on investments, net	––	––	71
	7,472	3,454	4,162
Less:
Realized and unrealized losses on investments, net	12,231	1,181	––
Interest and other finance expense	170	631	527
	12,401	1,812	527
	$(4,929)	$1,642	$3,635

(1)  On September 25, 2003, the Company and DePuy Orthopaedics, Inc. (“DePuy”) signed a Termination Agreement that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties.  The Distribution Agreement provided DePuy with distribution rights to the Company’s sodium hyaluronate product for osteoarthritis product.  Upon execution of the Distribution Agreement, DePuy had paid the Company a $5 million nonrefundable up front license fee, which fee the Company was recognizing as contract fee revenue ratably over the term of the agreement in accordance with SAB 101.  As a result of the Termination Agreement, the Company recognized as other income the remaining deferred fees paid by DePuy of $3,354,000 that had been previously deferred in accordance with SAB 101.

NOTE 13 – CONCENTRATIONS

In 2001 and 2002, one customer for human growth hormone, located solely in Japan, represented $16,292,000 and $12,331,000, or 17% and  12%, respectively, of revenues, respectively.  In 2001 and 2002, one customer for Oxandrin and Delatestryl, located solely in the United States, represented $43,718,000 and $45,625,000, or 46% and 47% of revenues, respectively.  In 2001 and 2002, one additional customer for Oxandrin, located solely in the United States, represented $10,383,000 and $6,595,000, or 11% and 6%, respectively, of revenues.  In 2003, three additional customers for Oxandrin and Delatestryl represented $18,997,000, $19,068,000 and $20,506,000, or 14%, 14% and 15%, respectively, of revenues.  In 2003, the Company’s product sales consisted primarily of sales of Oxandrin, Delatestryl, human growth hormone, BioLon and oral liquid products in the amount of approximately $57,641,000, $12,343,000, $20,490,000, $5,964,000 and $27,146,000, or 46%, 10%, 16%, 5% and 22% of total product sales, respectively.  In 2002, the Company’s product sales consisted primarily of sales of Oxandrin, Delatestryl, human growth hormone, BioLon and oral liquid products in the amount of approximately $45,861,000, $20,564,000, $15,595,000, $6,696,000 and $6,346,000, or 48%, 21%, 16%, 7% and 7% of total product sales, respectively.  Two customers accounted for 33% and 16% of total accounts receivable as of December 31, 2002, respectively. Another customer accounted for 10% and 18%, respectively, of total accounts receivable as of December 31, 2002 and 2003.  Another two customers accounted for 13% and 11% of total accounts receivable as at December 31, 2003, respectively.

The Company purchases Oxandrin and Delatestryl mainly from three vendors.

Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while the Company cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin during 2004.  The introduction of these generic products will cause a significant decrease in the Company’s Oxandrin revenues, which will have a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability and may require us to scale back our business activities in certain areas.

The Company is dependent on third parties for the manufacture of Oxandrin and Delatestryl, the filling and vialing of its Bio-Tropin product and the sterilization of its BioLon product.  The Company’s dependence upon third parties for the manufacture of these products may adversely impact its profit margins or result in unforeseen delays or other problems beyond its control.  If for any reason the

Company is unable to retain these third-party manufacturers, or obtain alternate third-party manufacturers, on commercially acceptable terms, the Company may not be able to distribute its products as planned.  If the Company encounters delays or difficulties with contract manufacturers in producing, filling, vialing or sterilizing these products, the sale of these products would be adversely affected.

NOTE 14 – INCOME TAXES

The components of current and deferred income tax expense (benefit) are as follows:

	Year ended December 31,
	2001	2002	2003
	(in thousands)
Current
State	$1,067	$984	$—
Federal	12,959	3,040	—
Foreign	1,891	1,876	3,439
	15,917	5,900	3,439
Deferred:
State	(463)	(100)	260
Federal	(10,164)	(1,140)	2,947
Foreign	(557)	403	(485)
	(11,184)	(837)	2,722

Total income tax expense	$4,733	$5,063	$6,161

The domestic and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:

	Year ended December 31,
	2001	2002	2003
	(in thousands)
Domestic	$(32,519)	$7,593	$8,287
Foreign	6,606	7,181	11,796
	$(25,193)	$14,780	$20,083

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year ended December 31,
	2001	2002	2003
	(in thousands)
Income tax at U.S. statutory rate	$(8,818)	$5,172	$7,029
State and local income taxes (net of federal benefit)	386	564	170
Non-deductible expenses	428	263	533
R&E credit	(1,229)	(812)	(493)
Foreign income subject to a reduced rate of tax	(1,928)	(510)	(1,528)
In-process research and development acquired	15,504	—	—
Goodwill amortization	(1,066)	—	—
Foreign taxes in respect of previous years	1,530	519	324
Foreign compensation	358	—	—
Foreign tax benefit	(759)	—	—
Other	127	(133)	126
Income tax expense	$4,733	$5,063	$6,161

BTG Israel has received final tax assessments for the years up to and including 2000.  As a result, the Company has recorded in the years ended December 31, 2001 and 2002, a provision for additional tax liabilities.

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2002	2003
	(in thousands)

Net operating loss carryover	$5,599	$4,578
Capital loss carryover	1,047	2,763
R&E credit	2,516	3,688
Valuation of securities	4,443	1,718
Deferred revenues	4,119	3,197
Accrued amounts	3,037	2,354
Other	—	669
	20,761	18,967
Depreciation and amortization	(24,141)	(25,274)
	$(3,380)	$(6,307)

At December 31, 2003, Savient had a capital loss carryover of approximately $7,500,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2008, a net operating loss carryover of approximately $12,500,000 available to offset future taxable income in limited amounts per year, which expires at various times with respect to various amounts through 2021, and a research and experimental (“R&E”) credit carryover of approximately $3,700,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2023.

The Company anticipates making one or more of its products under development available for sale to a third party, in whole or in part, within a time frame that would allow the Company to utilize its capital loss carryforwards.  Any sale of products is subject to board approval.  This strategy has been considered by the Company when determining the need for a valuation allowance.  Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized.  Accordingly, the Company believes that no valuation allowance is required.

Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries.  Those earnings have been and will continue to be permanently reinvested. It is not practicable to determine the amount of additional tax that might be payable on the foreign earnings.  The cumulative amount of reinvested earnings was approximately $19,000,000 at December 31, 2003.

The United States Internal Revenue Service is conducting an audit of its tax return for the year ended December 31, 2002.  The Company is also subject to other ongoing tax audits in the City of New York and State of New Jersey.  Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on its financial position.

NOTE 15 – INTERNATIONAL OPERATIONS

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.  Information about the Company’s operations in the United States, Israel and the U.K. is presented below:

	U.S.	Israel		U.K.	Eliminations	Consolidated
	(in thousands of U.S. dollars)

Year ended December 31, 2001:
Revenues§	$82,182	$12,592				$94,774
Intercompany transactions	318	4,863			$(5,181)
Reimbursement of subsidiary’s expenses		13,498			(13,498)
Depreciation and amortization	1,376	1,561				2,937
Other income (expense), net	(5,080)	151				(4,929)
Income tax expense	3,398	1,335				4,733
Net income	(35,205)	4,612			667	(29,926)
Identifiable assets+	189,415	61,261			(15,590)	235,086
Foreign liabilities+		32,639	‡			32,639
Investment in subsidiaries (cost basis)	15,298				(15,298)

Year ended December 31, 2002:
Revenues§	86,460	10,160		6,346		102,966
Intercompany transactions	308	4,354			(4,662)
Reimbursement of subsidiary’s expenses		14,808			(14,808)
Depreciation and amortization	1,119	1,419		163		2,701
Other income (expense), net	2,189	(590)		43		1,642
Income tax expense	2,784	2,026		253		5,063
Net income (loss)	5,853	2,832		1,140	(108)	9,717
Identifiable assets+	90,021	72,971		134,360	(11,921)	285,431
Foreign liabilities+		32,338	‡	5,000		37,338
Investment in subsidiaries (cost basis)	119,842				(119,842)

Year ended December 31, 2003
Revenues§	94,095	11,284		27,146		132,525
Intercompany transactions	293	6,145			(6,438)
Reimbursement of subsidiary’s expenses	11,820				(11,820)
Depreciation and amortization	1,876	2,063		684		4,623
Other income, net	105	3,331		199		3,635
Income tax expense	3,212	1,111		1,838		6,161
Net income	8,363	4,373		6,767	(5,581)	13,922
Identifiable assets+	111,852	75,833		137,820	(34,965)	290,540
Foreign liabilities+		21,427	‡	7,504		28,931
Investment in subsidiaries (cost basis)	119,842				(119,842)

§      Includes sales to countries outside the United States of $31,665,000, $32,725,000 and $54,617,000 in 2001, 2002 and 2003, respectively, of which $16,292,000, $12,331,000 and $9,330,000, respectively, are sales to Japan and $6,829,000 and $25,646,000 are sales to the United Kingdom in 2002 and 2003, respectively.

+      At year end.

‡      Excludes liability to parent.

NOTE 16 – QUARTERLY DATA (UNAUDITED)

Following are the quarterly results of operations for the years ended December 31, 2002 and 2003.

	March 31,
	2002	2003
	(in thousands except per share data)
Revenues:
Product sales	$18,938	$26,950
Contract fees	564	366
Other	1,346	660
	20,848	27,976
Expenses:
Research and development	8,935	6,448
Marketing and sales	4,449	6,571
General and administrative	3,225	5,051
Cost of products sales	3,171	4,486
Amortization of intangibles associated with acquisition	—	1,103
Other	683	411
	20,463	23,980
Operating income	385	3,996
Other income, net	928	382
Income before income taxes	1,313	4,378
Income tax expense	324	1,396
Net income	$989	$2,982
Earnings per common share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Weighted average number of common and common equivalent shares:
Basic	58,305	58,840
Diluted	58,649	58,895

	June 30,
	2002	2003
	(in thousands except per share data)
Revenues:
Product sales	$23,205	$28,048
Contract fees	414	377
Other	1,481	2,511
	25,100	30,936
Expenses:
Research and development	8,208	7,408
Marketing and sales	4,816	5,407
General and administrative	3,566	6,445
Cost of products sales	3,489	5,194
Amortization of intangibles associated with acquisition	—	1,012
Other	412	1,821
	20,491	27,287
Operating income	4,609	3,649
Other income (expenses), net	(1,012)	39
Income before income taxes	3,597	3,688
Income tax expense	1,236	1,176
Net income	$2,361	$2,512

Earnings per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average number of common and common equivalent shares:
Basic	58,403	59,044
Diluted	58,498	59,485

	September 30,
	2002	2003
	(in thousands except per share data)
Revenues:
Product sales	$24,719	$32,112
Contract fees	262	327
Other	1,252	1,342
	26,233	33,781
Expenses:
Research and development	6,778	11,528
Marketing and sales	5,200	5,412
General and administrative	4,082	6,343
Cost of products sales	3,097	4,876
Amortization of intangibles associated with acquisition	—	1,013
Other	435	1,704
	19,592	30,876
Operating income	6,641	2,905
Other income, net	1,478	3,517
Income before income taxes	8,119	6,422
Income tax expense	2,465	2,064
Net income	$5,654	$4,358

Earnings per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Weighted average number of common and common equivalent shares:
Basic	58,531	59,339
Diluted	58,578	60,164

	December 31,
	2002	2003
	(in thousands except per share data)
Revenues:
Product sales	$29,245	$37,736
Contract fees	564	270
Other	976	1,826
	30,785	39,832
Expenses:
Research and development	8,862	6,413
Marketing and sales	7,679	5,913
General and administrative	6,708	8,905
Cost of products sales	4,391	10,189
Amortization of intangibles associated with acquisition	1,013	1,012
Other	629	1,503
	29,282	33,935

Operating income	1,503	5,987
Other income (expense), net	248	(303)
Income before income taxes	1,751	5,594
Income tax expense	1,038	1,525
Net income	$713	$4,069

Earnings per common share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Weighted average number of common and common equivalent shares:
Basic	58,678	59,541
Diluted	58,716	60,519

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years.  On May 8, 2002, we dismissed Arthur Andersen LLP as Savient’s independent public accountants and decided to engage KPMG LLP to serve as our independent public accountant for 2002. Savient’s decision to change its independent accountants was approved by the Board of Directors upon recommendation of the Audit Committee.  For more information with respect to this matter, see our current report on Form 8-K, as amended, dated May 8, 2002.  On October 4, 2002, KPMG LLP notified us that it resigned as our independent auditors.  For more information with respect to this matter, see our current report on Form 8-K dated October 4, 2002.  On October 16, 2002, our Board, upon the recommendation of the Audit Committee, approved the engagement of Grant Thornton LLP to serve as Savient’s independent public accountants for the fiscal year ended December 31, 2002.  For more information with respect to this matter, see our current report on Form 8-K dated October 16, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

Savient maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Savient’s management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, Savient’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Savient’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Savient has carried out an evaluation, as of December 31, 2003, under the supervision and with the participation of Savient’s management, including Savient’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Savient’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Savient’s disclosure controls and procedures were effective in ensuring that material information relating to Savient is made known to the Chief Executive Officer and Chief Financial Officer by others within Savient during the period in which this report was being prepared.

There were no changes in Savient’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Savient’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The section entitled “Proposal No. 1 - Election of Directors” in Savient’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See “Part I - Item 1. Business - Executive Officers of Savient”.

We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other Savient employees performing similar functions.  This financial code of ethics will be posted on our website.  The Internet address for our website is http://www.savientpharma.com.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.  EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in Savient’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in Savient’s Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in Savient’s Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The section entitled “Audit Matters” in Savient’s Proxy Statement for the Annual Meeting of Stockholders is incorporated hereby in reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K.

(b)                                 Reports on Form 8-K

Current Report on Form 8-K dated October 3, 2003, announcing that the Company was in preliminary acquisition discussions with Teva Pharmaceutical Industries Limited.

Current Report on Form 8-K dated October 8, 2003, announcing that the Company reacquired commercial rights to its sodium hyaluronate product from DePuy Orthopaedics, Inc.

Current Report on Form 8-K dated November 7, 2003, announcing that the Company and Teva Pharmaceutical Industries Limited had mutually agreed to terminate their acquisition discussions.

Current Report on Form 8-K dated November 10, 2003, announcing the Company’s financial results for the three and nine months ended September 30, 2003.

Current Report on Form 8-K dated November 12, 2003, containing the transcript of the Company’s third quarter conference call.

Current Report on Form 8-K dated December 24, 2003, announcing that Alan Rubinfeld had been appointed acting chief financial officer.

Current Report on Form 8-K dated February 20, 2004 announcing the Company’s financial results for the year and three months ended December 31, 2003.

Current Report on Form 8-K dated February 20, 2004 containing the transcript of the Company’s year-end conference call.

(c)           Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment.  Such information has been omitted from the exhibit.  Exhibit Nos. 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 and 10.32 and are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(20)

3.1	Certificate of Incorporation of the Registrant, as amended. *(2)

3.2	By-laws of the Registrant, as amended.*(3)

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

4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)

10.1	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”). *(4)

10.2	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(4)

10.3	Letter from the Company to Yeda relating to bGH and hSOD. *(5)

10.4	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

10.5	Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

10.6	Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

10.7	Form of Indemnity Agreement between the Company and its directors and officers. *(8)

10.8	Agreement, dated November 18, 1988, between the Company and Yeda. *(9)

10.9	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(10)

10.10	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(11)

10.11	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.12	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.13	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended. *(13)

10.14	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended. *(13)

10.15	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)

10.16	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)

10.17	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)

10.18	Bio-Technology General Corp. 2001 Stock Option Plan. *(16)

10.19	Employment Agreement, dated as of December 19, 2002, by and between Bio-Technology General Corp. and Andre Groenewegen. *(22)

10.20	Employment Agreement, dated as of December 2, 2002, by and between Bio-Technology General Corp. and Whitney K. Stearns, Jr. *(22)

10.21	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Sim Fass. *(16)

10.22	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Ernest Kelly. *(16)

10.23	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Robert Shaw. *(16)

10.24	Amendment to Employment Agreement, dated as of January 22, 2003, by and between Bio-Technology General Corp. and Robert Shaw. *(22)

10.25	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner.*(17)

10.26	Amendment to Employment Agreement dated as of September 1, 2003 between the Company and Dov Kanner. *(23)

10.27	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(18)

10.28	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D. *(22)

10.29	Intention letter for granting credit, dated March 22, 2000, between Bank Hapoalim B.M. and Bio-Technology General (Israel) Ltd.*(19)

10.30	Unlimited guaranty of Bio-Technology General Corp. in favor of Bank Hapoalim B.M. *(19)

10.31	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended. *(17)

10.32	Employment Letter, dated as of December 24, 2003, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.

21	Subsidiaries of Bio-Technology General Corp. *(21)

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.  Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

+    Confidential treatment has been granted for portions of such document.

*    Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.
(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(3)	Company’s Current Report on Form 8-K, dated October 7, 1998.
(4)	Registration Statement on Form S-1 (File No. 2-84690).
(5)	Company’s Annual Report on Form 10-K for the year ended December 31, 1983.
(6)	Registration Statement on Form S-1 (File No. 33-2597).
(7)	Registration Statement on Form S-2 (File No. 33-12238).
(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
(10)	Registration Statement on Form S-3 (File No. 33-39018).
(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).
(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(18)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(20)	Company’s Current Report on Form 8-K, dated September 30, 2002.
(21)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(22)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(23)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(d)	Financial Statement Schedule

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

Savient Pharmaceuticals, Inc.
(Registrant)

By: /s/ Sim Fass
Chairman of the Board and CEO

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sim Fass	Chairman of the Board,	March 12, 2004
(Sim Fass)	CEO and Director (Principal Executive Officer)

/s/ Herbert Conrad	Director	March 12, 2004
(Herbert Conrad)

/s/ Jeremy Hayward-Surry	Director	March 12, 2004
(Jeremy Hayward-Surry)

/s/ Stephen Jaeger	Director	March 12, 2004
(Stephen Jaeger)

/s/ Carl Kaplan	Director	March 12, 2004
(Carl Kaplan)

/s/ David Tendler	Director	March 12, 2004
(David Tendler)

/s/ Virgil Thompson	Director	March 12, 2004
(Virgil Thompson)

/s/ Faye Wattleton	Director	March 12, 2004
(Faye Wattleton)

/s/ Herbert Weissbach	Director	March 12, 2004
(Herbert Weissbach)

/s/ Alan Rubinfeld	Acting Chief Financial	March 12, 2004
(Alan Rubinfeld)	Officer and Treasurer (Principal Financial and Accounting Officer)