Form 10-K/A
period 2003-12-31
SAVIENT PHARMACEUTICALS INC
filed 2004-04-29
CIK 722104

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

Documents incorporated by reference: None.

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 12, 2004 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years

Herbert Conrad	71	1993	Retired; President of Roche Pharmaceuticals Division, Hoffmann-La Roche, Inc. from December 1981 until September 1993. (1)(2)(3)

Sim Fass	62	1983

Chairman of the Board since March 1997; CEO of the Company since May 1984; Treasurer of the Company from August 1983 to June 2001; President of Bio-Technology General (Israel) Ltd., the Company’s wholly-owned subsidiary (“BTG Israel”), since November 1999; President of the Company and BTG Israel from May 1984 to May 1999; Chief Operating Officer of BTG Israel between August 1983 and May 1987. (1)(4)

Jeremy Hayward-Surry	61	2003

Retired; President, Pall Corporation from 1994 to August 2003; director from April 1993 to November 2003; Treasurer and Chief Financial Officer from 1992 to 1997; Executive Vice President from 1992 to 1994; Fellow at the Institute of Chartered Accountants of England and Wales. (2)(3)(6)

Stephen O. Jaeger	59	2003

Chairman, Chief Executive Officer and President eBT International, Inc.—Chairman since March 1999,  Chief Executive Officer from March 1999 to April 2000 and again since June 2001, President since June 2001; Executive Vice President and Chief Financial Officer, The Clinical Communications Group from 1997 to 1998; Vice President, Chief Financial Officer and Treasurer, Applera Corporation from 1995 to 1997. Certified Public Accountant. (2)(3)

Carl E. Kaplan	65	1998	Senior Partner, Fulbright & Jaworski L.L.P.; from January 1969 to January 1, 1989, a partner of Reavis & McGrath, which merged with Fulbright & Jaworski L.L.P. effective January 1, 1989. (1)(3)(5)(6)

David Tendler	66	1994	Partner, Tendler Beretz L.L.C. since January 1985; Co-Chairman and Chief Executive Officer of Phibro-Salomon, Inc. from May 1982 until October 1984. (1)(2)(6)

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years

Virgil Thompson	64	1994

President, Chief Executive Officer and Director of Angstrom Pharmaceuticals, Inc. since November 2002;  President, Chief Executive Officer and Director of Chimeric Therapies, Inc. from September 2000 to August 2002; President and Chief Operating Officer of the Company from May 1999 through August 2000; President and Chief Executive Officer of Cytel Corporation from January 1996 to May 1999; President and Chief Executive Officer of CIBUS Pharmaceutical, Inc. from July 1994 until January 1996. (1) (3) (6)

Faye Wattleton	60	1997	President, Center for the Advancement of Women since 1995; President of Planned Parenthood Federation of America, Inc. (New York) from 1978 to 1992. (1) (2)

Herbert Weissbach	72	1997

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

(2)                                  Member of the Audit Committee of the Board of Directors.

(3)                                  Member of the Nominating/Corporate Governance Committee of the Board of Directors.

(4)                                  Pursuant to Dr. Fass’ employment agreement with us, we have agreed to nominate Dr. Fass for election as a director during all periods when Dr. Fass is our employee. See “Item 11. Executive Compensation—Employment Agreements.”

(5)                                  Fulbright & Jaworski L.L.P. has rendered legal services to us in 2003 and 2004.

(6)                                  Member of the Compensation and Stock Option Committee of the Board of Directors.

Mr. Conrad is a director of Bone Care International, Inc. Messrs. Tendler and Hayward-Surry are both directors of V.I. Technologies, Inc.  Mr. Thompson is a director of Questcor Pharmaceuticals, Inc. and Aradigm Corporation.  Ms. Wattleton is a director of Wellchoice, Inc. and Quidel Corporation.  Mr. Jaeger is a director of Aradigm Corporation.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The members of the Audit Committee are Ms. Faye Wattleton and Messrs. Herbert Conrad, Stephen Jaeger, Jeremy Hayward-Surry, David Tendler (Chairman) and Herbert Weissbach.  Our Board of Directors has determined that Stephen Jaeger is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2003 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except each of Faye Wattleton and David Tendler failed to file one Form 4 on a timely basis.

Code of Ethics

We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our other employees performing similar functions.  This financial code of ethics is posted on our website.  The Internet address for our website is http://www.savientpharma.com.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Executive Officers

See “Item 1. Business-Executive Officers of Savient.”

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries as well as certain other compensation paid or accrued during the fiscal years indicated to (i) our Chief Executive Officer, and (ii) each of our four other most highly compensated executive officers who were serving at the end of 2003 (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Long Term
	Fiscal	Annual Compensation		Compensation	All Other
Name and Principal Position(1)	Year	Salary($)(2)	Bonus($)(3)	Options(#)(4)	Compensation(5)
Sim Fass	2003	$463,374	$271,213	150,000	$6,000
Chairman of the Board	2002	445,552	115,000	95,100	6,000
and Chief Executive Officer	2001	419,583	260,333	115,000	5,250

Christopher Clement(6)	2003	333,125	178,730	62,500	6,000
President and	2002	214,374	56,775	200,000	800
Chief Operating Officer	2001	—	—	—	—

Robert Shaw	2003	325,868	166,900	135,000	6,000
Former Executive Vice President–	2002	300,827	85,711	39,400	5,500
Chief Administrative Officer and General	2001	283,750	132,750	65,000	5,250
Counsel and Secretary(7)

Dov Kanner	2003	280,347	146,427	85,000	77,545	(9)
Executive Vice President-Chief	2002	259,333	65,590	33,600	71,145	(9)
Technology Officer and General	2001	243,750	118,750	70,000	63,635	(9)
Manager of BTG-Israel (8)

Ernest Kelly	2003	247,650	120,791	75,000	7,000
Senior Vice President –	2002	235,000	59,273	30,100	6,000
Quality Assurance, Quality	2001	223,125	105,375	50,000	5,250
Control and Regulatory Affairs

(1)                                  Each of the Named Executive Officers is a party to an employment agreement with us.  See “—Employment Agreements.”

(2)                                  Effective June 1, 2001, the salary of each of Messrs. Fass, Shaw, Kanner and Kelly was increased to $430,000, $290,000, $250,000 and $225,000, respectively, from $405,000, $275,000, $235,000 and $220,500, respectively.  The salary of Mr. Kanner was increased from $106,000 to $180,000 on February 1, 2000 when he became one of our Senior Vice Presidents and the General Manager of BTG Israel and to $235,000 effective July 1, 2000.  In connection with the movement of our executive compensation review process from mid-year to year-end, effective January 1, 2002 the salary of each of Messrs. Fass, Shaw, Kanner and Kelly was increased to $445,552, $300,827, $259,333 and $235,000, respectively.  Effective January 1, 2003, the salary of each of Messrs. Fass, Clement, Shaw, Kanner and Kelly was increased to $463,374, $333,125, $315,868, $272,300 and $247,650, respectively.  Mr. Shaw’s salary was subsequently increased to $325,868 upon his appointment as Executive Vice President-Chief Administrative Officer.  Effective January 1, 2004, the salary of each of Messrs. Fass, Clement, Kanner and Kelly was increased to $482,000, $348,000, $298,000 and $255,000, respectively.

(3)                                  In 2001, we moved our compensation review process from mid-year to year-end in order to coincide with our fiscal year.  Accordingly, in June 2001 each of Messrs. Fass, Shaw, Kanner and Kelly received a bonus for the 2000 fiscal year of $160,000, $82,000, $75,000 and $66,000, respectively.  In February 2002, each of Messrs. Fass, Shaw, Kanner and Kelly received a pro-rated bonus in respect of that June to December portion of the 2001 fiscal year of $100,333, $50,750, $43,750 and $39,375, respectively.  Bonuses for 2002 were paid in January 2003.  Bonuses for 2003 were paid in February 2004.

(4)                                  In February 2004, each of Messrs. Fass, Clement, Kanner and Kelly was granted an option to purchase 150,000 shares, 100,000 shares, 85,000 shares and 75,000 shares, respectively.

(5)                                  Amount included represents our matching contribution pursuant to our 401(k) defined contribution plan for all U.S.-based employees and contributions to a professional study fund and managers’ insurance, which includes severance pay and retirement pension, for Israeli-based employees. Pursuant to the SEC’s rules on executive compensation disclosure, “All Other Compensation” does not include perquisites because the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) 10 percent of the combined salary and bonus for such person in each such year.  Such perquisites include (i) car payments, (ii) tuition payments, (iii) payments under a flexible spending program, and (iv) life insurance premium payments made by us on behalf of certain executive officers.

(6)                                  Mr. Clement joined us in May 2002 as our President and Chief Operating Officer.

(7)                                  Mr. Shaw was appointed our Executive Vice President-Chief Administrative Officer effective January 22, 2003.  Prior to that he served as Senior Vice President – General Counsel and Secretary.  Mr. Shaw ceased to be an executive officer in January 2004.  Under the terms of his employment agreement, Mr. Shaw is entitled to severance payments that aggregate $869,660.22.  In addition, we are required to provide Mr. Shaw with certain welfare benefits and outplacement assistance through October 2006.

(8)                                  Mr. Kanner was appointed Executive Vice President–Chief Technology Officer on September 1, 2003.

(9)                                  Consists of BTG Israel contributions to a professional study fund in an amount equal to 7.5% of salary and to managers’ insurance, which includes severance pay and retirement pension, equal to 13.3% of salary.  Mr. Kanner contributes 2.5% and 5%, respectively, of his salary to these funds.  In 2003, 2002 and 2001, also includes a “gross up” tax payment of $11,397, $10,822 and $10,135, respectively, with respect to the value of a company car provided to Mr. Kanner.

Option Grants for 2003

The following table sets forth information with respect to option grants in 2003 to the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)

					5%($)	10%($)
Sim Fass	150,000	7.3%	$2.97	1/22/13	280,500	709,500
Christopher Clement	62,500	3.0	2.97	1/22/13	116,875	295,625
Robert Shaw(4)	135,000	6.6	2.97	1/22/13	252,450	638,550
Dov Kanner	85,000	4.1	2.97	1/22/13	158,950	402,050
Ernest Kelly	75,000	3.7	2.97	1/22/13	140,250	354,750

(1)                                  Options generally vest in four equal annual installments commencing on the first anniversary date of the grant; however, options become immediately exercisable upon a change in control of the Company.

(2)                                  Based upon options to purchase 2,052,382 shares granted to all employees in 2003.

(3)                                  These amounts represent assumed rates of appreciation in the price of our common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the common stock and overall stock market conditions. The 5% rate of appreciation over the 10-year option term of each of the $2.97 stock price on the date of grant would result in a stock price of $4.84.  The 10% rate of appreciation over the 10-year option term of each of the $2.97 stock price on the date of grant would result in a stock price of $7.70.  There is no representation that the rates of appreciation reflected in this table will be achieved.

(4)                                  All but options to purchase 33,750 shares of Mr. Shaw’s unexercised options at December 31, 2003 terminated upon Mr. Shaw’s ceasing to be a Savient employee.  Mr. Shaw exercised his options to purchase 33,750 shares on April 22, 2004.

Option Values for 2003

The following table sets forth information with respect to (i) stock options exercised in 2003 by the Named Executive Officers and (ii) unexercised stock options held by the Named Executive Officers at December 31, 2003.

AGGREGATED OPTION EXERCISES
IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Unexercised Options Held at Fiscal Year End		Value of Unexercised, In-the-Money Options at Fiscal Year End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Sim Fass(2)	150,000	2,295	843,775	316,325	$66,600	$246,000

Christopher Clement	—	—	50,000	212,500	9,500	102,500

Robert Shaw(3)	—	—	201,100	215,800	—	221,400

Dov Kanner	—	—	312,433	192,700	—	139,400

Ernest Kelly	—	—	208,775	131,325	—	123,000

(1)                                  Based on a closing stock price of our common stock on December 31, 2003 of $4.61.

(2)                                  During 2003, Dr. Fass exercised an option to purchase 150,000 shares at an exercise price of $4.25, Dr. Fass sold 15,000 of these shares for $4.403 per share.  The closing price of our common stock on August 4, 2003, the date of the option exercise and sale was $4.25.

(3)                                  All but options to purchase 33,750 shares of Mr. Shaw’s unexercised options at December 31, 2003 terminated upon Mr. Shaw’s ceasing to be a Savient employee.  Mr. Shaw exercised his options to purchase 33,750 shares on April 22, 2004.

Employment Agreements

We entered into employment agreements dated as of January 1, 2002 with each of Sim Fass, Dov Kanner, Ernest Kelly and Robert Shaw.  Pursuant to the Employment Agreements, Dr. Fass is serving as our Chief Executive Officer and Chairman, Mr. Kanner is serving as our Executive Vice President-Chief Technology Officer and General Manager of BTG-Israel and Dr. Kelly is serving as our Senior Vice President-Quality Assurance, Quality Control and Regulatory Affairs.  Mr. Shaw served as our Executive Vice President-Chief Administrative Officer, General Counsel and Secretary until January 2004, when he ceased to be our employee.  We entered into an employment agreement with each of Christopher Clement and Zebulan Horowitz on May 14, 2002 and March 24, 2003, respectively, pursuant to which Mr. Clement is serving as our President and Chief Operating Officer and Dr. Horowitz is serving as our Senior Vice President-Chief Medical Officer.  Each of the agreements, as amended, with Messrs. Fass, Kanner, Shaw, Kelly, Clement and Horowitz are collectively referred to herein as the “Employment Agreements”.  Messrs. Kelly and Horowitz are collectively referred to herein as the “Senior Vice Presidents.”

Each of the Employment Agreements is for an initial three year term and is automatically renewable for additional one year terms unless either we or the executive gives notice of non-renewal at least 90 days prior to the expiration date of the agreement.

Pursuant to his Employment Agreement, Dr. Fass is currently entitled to an annual salary of $482,000, Mr. Clement is currently entitled to an annual salary of $348,000, Mr. Kanner is currently entitled to an annual salary of $298,000, Dr. Kelly is currently entitled to an annual salary of $255,000 and Dr. Horowitz is currently entitled to an annual salary of $242,000.  In addition, Dr. Fass, Mr. Clement, Dr. Horowitz, Mr. Kanner and Dr. Kelly are eligible to participate in our bonus, long-term incentive and other benefit programs.

In the event Dr. Fass’ employment is terminated by us at any time for any reason other than Cause (as defined below), death or disability, by Dr. Fass for Good Reason (as defined below) or if we fail to renew Dr. Fass’ Employment Agreement, we are required to pay Dr. Fass an amount equal to 2.5 times his base salary and his targeted annual bonus, and Dr. Fass will receive continuation of medical, life and disability insurance and similar welfare benefits for 2.5 years (3 years if the termination occurs within 24 months of a Change in Control of the Company (as defined below)).  However, if we terminate Dr. Fass’ employment or fail to renew his Employment Agreement within 24 months following a Change in Control of the Company, the multiplier is 3, rather than 2.5, and Dr. Fass will be “grossed up” for any “golden parachute” excise taxes he is required to pay as a result of the severance payments.

In the event Mr. Clement’s employment is terminated by us at any time for any reason other than Cause, death or disability, by Mr. Clement for Good Reason, or if we fail to renew Mr. Clement’s Employment Agreement, we are required to pay Mr. Clement an amount equal to the product determined by multiplying his base salary and his targeted annual bonus by the Clement Service Multiplier.  The Clement Service Multiplier is determined by dividing (a) the lesser of (1) the full number of months since the commencement of his employment (but not less than six months) and (2) twenty four by (b) twelve. In addition, Mr. Clement will receive continuation of medical, life and disability insurance and similar welfare benefits for that number of months equal to the Clement Service Multiplier times 12.  However, the Clement Service Multiplier is 2.0 if Mr. Clement terminates employment for Good Reason other than within 24 months following a Change in Control of the Company and is 2.5 if within 24 months following a Change in Control of the Company, we terminate Mr. Clement’s employment without Cause or fail to renew the Employment Agreement (if it would otherwise have expired during the period) or Mr. Clement terminates his employment for Good Reason.  In addition, Mr. Clement will be “grossed up” for any “golden parachute” excise taxes he is required to pay as a result of severance payments.

In the event Mr. Kanner’s employment is terminated by us at any time for any reason other than Cause, death or disability, by Mr. Kanner for Good Reason, or if we fail to renew Mr. Kanner’s Employment Agreement, we are required to pay Mr. Kanner the greater of (i) an amount equal to 1.75 (the “Kanner Service Multiplier”) times his base salary and his targeted annual bonus or (ii) the total amount payable pursuant to Directors Insurance, Keren Hishtalmut and similar programs under Israeli law.  Mr. Kanner will receive continuation of medical, life and disability insurance and similar welfare benefits for that number of months equal to the Kanner Service Multiplier times 12 or the period of time mandated by Israeli law, whichever is greater.  However, the Kanner Service Multiplier is 2.25 if within 24 months following a Change in Control of the Company, we terminate Mr. Kanner’s employment without Cause or fail to renew the Employment Agreement (if it would otherwise have expired during the period) or Mr. Kanner terminates his employment for Good Reason.

In the event a Senior Vice President’s employment is terminated by us at any time for any reason other than Cause, death or disability, by the Senior Vice President for Good Reason, or if we fail to renew the Senior Vice President’s Employment Agreement, we are required to pay such Senior Vice President an amount equal to the product determined by multiplying his base salary and his targeted annual bonus by the SVP Service Multiplier.  The SVP Service Multiplier is the number determined by dividing (a) the lesser of (1) the full number of months since the commencement of his employment (but not less than six months) and (2) eighteen by (b) twelve.  The Senior Vice Presidents generally will receive continuation of medical, life and disability insurance and similar welfare benefits for that number of months equal to the SVP Service Multiplier times 12.  However, the SVP Service Multiplier is 1.5 if the Senior Vice President terminates employment for Good Reason other than within 24 months following a Change in Control of the Company and is 2 if within 24 months following a Change in Control of the Company, we terminate the Senior Vice President’s employment without Cause or fail to renew the Employment

Agreement (if it would otherwise have expired during the period) or the Senior Vice President terminates his employment for Good Reason.

Each of Dr. Fass, Mr. Clement, Mr. Kanner and the Senior Vice Presidents agreed pursuant to the terms of their Employment Agreement that $50,000, $45,000, $40,000 and $40,000, respectively, of the aforementioned amount they are entitled to will be withheld by us for twelve months following the termination of their employment agreement to ensure compliance with the non-solicitation and non-competition covenants of the Employment Agreements described below, except there is no withholding if the termination is within 24 months of a Change in Control of the Company.  Following the termination of employment of Dr. Fass, Mr. Clement, Mr. Kanner or a Senior Vice President for any reason other than for Cause, we will reimburse each of Dr. Fass, Mr. Clement, Mr. Kanner and the Senior Vice Presidents for the costs of all outplacement services obtained by each of Dr. Fass, Mr. Clement, Mr. Kanner and the Senior Vice Presidents for three years, two and one half years, two years and two years, respectively, from the termination of their employment with us, up to a maximum of 20% of their base salary in effect on the date of the termination of their employment.

Pursuant to the Employment Agreements, each of Dr. Fass, Mr. Clement, Dr. Horowtiz, Mr. Kanner and Dr. Kelly agreed that during the term of their respective Employment Agreements and for six months thereafter they will not compete with us.  In addition, each of Dr. Fass, Mr. Clement, Dr. Horowitz, Mr. Kanner and Dr. Kelly agreed that during the term of his respective Employment Agreement and for twelve months thereafter he will not solicit our employees.  These covenants terminate if, following a Change in Control of the Company, we terminate the executive’s employment without Cause or if the executive terminates his employment for Good Reason.

For purposes of the Employment Agreements, a “Change in Control of the Company” shall be deemed to occur as of the first day that any one or more of the following conditions is satisfied:

(a) any consolidation or merger in which we are not the continuing or surviving entity or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than (i) a merger of the Company in which the holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (ii) a consolidation or merger that would result in our voting securities outstanding immediately prior thereto continuing to represent (by being converted into voting securities of the continuing or surviving entity) more than 50% of the combined voting power of the voting securities of the continuing or surviving entity immediately after such consolidation or merger and that would result in the members of the Board immediately prior to such consolidation or merger (including for this purpose any individuals whose election or nomination for election was approved by a vote of at least two-thirds of such members) constituting a majority of the Board (or equivalent governing body) of the continuing or surviving entity immediately after such consolidation or merger;

(b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all our assets;

(c) our stockholders approve any plan or proposal for our liquidation or dissolution;

(d) any person shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of our outstanding common stock other than pursuant to a plan or arrangement entered into by such person and us; or

(e) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board unless the election or nomination for election by our stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

For purposes of the Employment Agreements, “Cause” means: (a) executive materially breached any of the terms of his Employment Agreement and fails to correct such breach within 15 days after written notice thereof from us; (b) executive is convicted of a criminal offense involving a felony giving rise to a sentence of imprisonment; (c) executive breaches a fiduciary trust for the purpose of gaining a personal profit, including, without limitation, embezzlement; or (d) despite adequate warnings, executive intentionally and willfully fails to perform reasonably assigned duties within the normal and customary scope of his position.

For purposes of the Employment Agreements, “Good Reason” means the occurrence of one of the following events: (a) a reduction in base salary; (b) a failure to maintain benefits under or relative level of participation in our employee benefit or retirement plans; (c) a failure to require a successor company to assume and agree to perform our obligations under the executive’s Employment Agreement; and (d) upon a Change in Control of the Company (i) requiring the executive to be based at a location requiring the executive to travel an additional 35 miles per day, (ii) requiring the executive to report to a lower level employee, or (iii) demoting the executive.  In addition, for purposes of Dr. Fass’ Employment Agreement “Good Reason” shall include the failure to nominate Dr. Fass for election to our Board of Directors or his failure to be elected as a member of our Board of Directors.

We entered into an employment letter agreement with Alan Rubinfeld, dated December 24, 2003, pursuant to which he will serve as our acting chief financial officer from January 5, 2004 until April 30, 2004 and thereafter on a month-to-month basis.  Mr. Rubinfeld receives $20,833 per month during the term of his agreement.  Either party may terminate the agreement upon thirty days prior written notice to the other party.  In addition, we are paying Tatum CFO Partners, LLP a fee of $4,167 for each month Mr. Rubinfeld remains our employee.  Mr. Rubinfeld is a partner in Tatum CFO Partners, LLP.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation and Stock Option Committee are Messrs. Jeremy Hayward-Surry, Carl Kaplan, David Tendler and Virgil Thompson (Chairman).  No member of the Committee was, during 2003, an officer or employee of Savient; however, Mr. Thompson served as our President and Chief Operating Officer from May 1999 through August 2000.  In addition, Mr. Kaplan is a partner of Fulbright & Jaworski L.L.P., which provided legal services to Savient in 2003 and is providing legal services to Savient in 2004; Mr. Hayward-Surry served as president and director of Pall Corporation, which in 2003 sold approximately $58,000 of filters to our Israeli subsidiary; and Mr. Tendler owns less than 1% of a company in which we made an investment and acquired an option to license a product.  See “Item 13. Certain Relationships and Related Transactions.”  None of our executive officers serves as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of our Board of Directors or Compensation and Stock Option Committee.

Compensation of Directors

During 2003, our non-employee directors were paid $10,000 annually in shares of our common stock pursuant to our Stock Compensation Plan for Outside Directors (the “Compensation Plan”) and $15,000 per annum in cash.  In addition, during 2003 non-employee members of the Executive Committee were paid $5,000 per annum in cash, and members of the Audit and Compensation and Stock Option Committees, other than the chairpersons, were paid $5,000 per year, and the chairpersons of such committees were paid $10,000 per year.  All these amounts were paid in quarterly installments.  In addition, members of the Audit Committee, the Compensation and Stock Option Committee and the Nominating/Corporate Governance Committee received $1,000 for each committee meeting attended if not held on the same day as a meeting of the Board of Directors.  All directors are reimbursed for their expenses in connection with attending meetings of our Board and committees of our Board. In addition, the Board from time to time forms temporary advisory committees consisting of one or more members of the Board to review and advise the Board on a specific issue, and compensates these directors on a case-by-case basis for service on these advisory committees, based on the amount of work involved.

In February 2004, the Board increased the annual compensation of non-employee directors to $15,000 in shares of our common stock, contingent upon the stockholders’ approval of our 2004 Incentive Plan at our 2004 Annual Meeting of Stockholders, which amends, restates and consolidates our 2001 Stock Option Plan and our Stock Compensation Plan for Outside Directors, and $20,000 in cash.  The Board also approved a per meeting fee of $1,500 for Board meetings held in person and $1,000 for telephonic meetings.  Members of the Audit Committee, Nominating/Corporate Governance Committee and Compensation and Stock Option Committee now receive $5,000 per year ($10,000 for the chairperson) and the chairperson of the Executive Committee now receives $5,000 annually.  Members of the committees also receive $1,500 for in person meetings and $1,000 for telephonic meetings, even if held on the same day as a meeting of the Board.

Pursuant to the Compensation Plan each director who is neither our officer or employee nor an officer or employee of one of our subsidiaries (an “Outside Director”) is awarded automatically on the last business day of each full fiscal quarter subsequent to his or her election or appointment as an Outside Director, such number of shares of our common stock as has an aggregate Fair Market Value (defined in the Compensation Plan as the closing price on the Nasdaq Stock Market) equal to $2,500, based on the price of our common stock on the date of issue.   During the 2003 fiscal year, each Outside Director eligible to receive shares under the Compensation Plan received 925 shares of our common stock on March 31, 2003, 535 shares of our common stock on June 30, 2003, 495 shares of our common stock on September 30, 2003 and 542 shares of our common stock on December 31, 2003.  On March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Fair Market Value of our common stock was $2.70, $4.67, $5.05 and $4.61, respectively.  Each of Messrs. Herbert Conrad, Carl E. Kaplan, David Tendler and Virgil Thompson and Ms. Faye Wattleton received an aggregate of 2,497 shares of our common stock under the Compensation Plan for their services as director during the 2003 fiscal year.  Each of Messrs. Jeremy Hayward-Surry and Stephen Jaeger received an aggregate of 1,037 shares of our common stock under the Compensation Plan for their services as director during the 2003 fiscal year following their election as directors in June 2003.  On March 17, 2003, Messrs. Thompson and Weissbach were issued 9,678 and 7,703 shares, respectively, of our common stock the receipt of which they had previously deferred under the Compensation Plan.  On March 31, 2004, each of Ms. Wattleton and Messrs. Conrad, Hayward-Surry, Jaeger, Kaplan, Tendler, Thompson and Weissbach received 652 shares of our common stock under the Compensation Plan.  On that date, the Fair Market Value of our common stock was $3.83.  No future awards will be made under the Compensation Plan.

Each non-employee director also receives under our 2001 Stock Option Plan an option to purchase 5,000 shares of common stock on the last business day of each quarter.  The exercise price of the option is equal to the market value of the common stock on the date of the grant and the option becomes fully exercisable one year after the date of grant. On March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004, each of Ms. Wattleton and Messrs. Conrad, Kaplan, Tendler, Thompson and Weissbach received an option to purchase 5,000 shares of common stock at an exercise price of $2.70, $4.67, $5.05, $4.61 and $3.83 per share, respectively.  Messrs. Hayward-Surry and Jaeger, who were elected to our Board of Directors in June 2003, received an option to purchase 833 shares of common stock at an exercise price of $4.67 on June 30, 2003 and an option to purchase 5,000 shares of common stock on each of September 30, 2003, December 31, 2003 and March 31, 2004 at an exercise price of $5.05, $4.61 and $3.83 per share, respectively.

Our current compensation for non-employee directors is based upon recommendations of Hewitt Associates, which we engaged in 2001 to conduct a comprehensive review and evaluation of our compensation programs for executives and non-employee directors and in late 2003 to assist us in updating and refining compensation for executives and non-employee directors.

If our 2004 Incentive Plan, which amends, restates and consolidates our 2001 Stock Option Plan and the Compensation Plan is approved by the stockholders at our 2004 Annual Meeting of Stockholders, our non-management directors will receive, on the last business day of each quarter, shares of common stock having an aggregate fair market value equal to $3,750 under that plan and options to purchase 5,000 shares of our common stock having an exercise price equal to the market value on the date of grant and becoming exercisable one year after the date of grant.  In the event that a non-management director ceases to be a director for any reason other than death, such person may exercise the option, to the extent exercisable at the time he or she ceases to be a director, within six months after the date he or she ceases to be a director.  In the event of death, the option shall immediately become fully exercisable for a period of twelve months after the date of death, but in no event beyond the expiration of the term of the option.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2004 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the “SEC”)) of our common stock by each person known by us to own beneficially more than five percent of our outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock
OrbiMed Advisors Inc.(1) OrbiMed Advisors LLC(1) OrbiMed Capital LLC(1) Samuel D. Isaly(1) 767 Third Avenue New York, NY 10010	3,072,000	5.16%

Mellon Financial Corporation(2) One Mellon Center Pittsburgh, PA 15258	3,070,631	5.15%

(1)                                  OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel Isaly may be deemed to beneficially own 3,072,000 shares of our common stock that are held of record by clients of OrbiMed Advisors Inc. and OrbiMed Advisors LLC.  Each of OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly has shared voting power and shared dispositive power with respect to the 3,072,000 shares.  Information with respect to each of OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly has been derived from their Schedules 13G/A dated February 17, 2004 as filed with the SEC.

(2)                                  Mellon Financial Corporation and certain of its subsidiaries may be deemed to beneficially own 3,070,631 shares of our common stock which are held of record by clients of Mellon Financial Corporation or its subsidiaries.  Mellon Financial Corporation has sole voting power with respect to 1,823,556 shares and sole dispositive power with respect to 3,070,631 shares and does not have shared voting or dispositive power with respect to any of the shares.  Information with respect to Mellon Financial Corporation has been derived from their Schedule 13G dated February 2, 2004 as filed with the SEC.

The following table sets forth information as of March 31, 2004 regarding the beneficial ownership of our common stock of: (i) each director and nominee for election as our director; (ii) each executive officer and a former executive officer named in the Summary Compensation Table (see “Executive Compensation”) and (iii) all of our directors and current executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Common Stock
Herbert Conrad(1)	72,366	*
Christopher Clement(2)	120,651	*
Sim Fass(3)	1,131,654	1.9%
Jeremy Hayward-Surry(4)	1,689	*
Stephen O. Jaeger(5)	11,689	*
Dov Kanner(6)	369,583	*
Carl E. Kaplan(7)	76,565	*
Ernest Kelly(8)	239,327	*
Robert Shaw(9)	46,201	*
David Tendler(10)	96,204	*
Virgil Thompson(11)	93,767	*
Faye Wattleton(12)	68,806	*
Herbert Weissbach(13)	74,602	*
All directors and executive officers as a group (14 persons)(14)	2,376,186	4.0%

*                                         Represents less than one percent of our common stock.

(1)                                  Includes 60,625 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 21,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(2)                                  Includes 115,625 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 246,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(3)                                  Includes 905,050 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 405,050 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(4)                                  Mr. Hayward-Surry does not hold any stock options that are exercisable within 60 days of March 31, 2004. Does not include 15,833 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(5)                                  Mr. Jaeger does not hold any stock options that are exercisable within 60 days of March 31, 2004.  Does not include 15,833 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(6)                                  Includes 367,083 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 223,050 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(7)                                  Includes 65,625 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 21,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(8)                                  Includes 235,050 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 180,050 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(9)                                  Includes 33,750 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Mr. Shaw exercised these options on April 22, 2004.  Mr. Shaw does not hold any options that are not exercisable within 60 days of March 31, 2004.  Mr. Shaw ceased to be an executive officer in January 2004.

(10)                            Includes 80,625 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 21,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(11)                            Includes 73,125 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 21,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(12)                            Includes 63,750 shares that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 21,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(13)                            Includes 63,750 shares of common stock that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 21,875 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

(14)                            Includes 2,049,058 shares of common stock that may be acquired through the exercise of stock options that are exercisable within 60 days of March 31, 2004.  Does not include 1,349,191 shares issuable upon the exercise of options that are not exercisable within 60 days of March 31, 2004.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to shares of our common stock that may be issued under our equity compensation plans, including the (i) 1992 Stock Option Plan, (ii) Stock Option Plan for New Directors, (iii) 1997 Stock Option Plan for Non-Employee Directors, (iv) 1998 Employee Stock Purchase Plan, (v) Stock Compensation Plan for Outside Directors and (vi) 2001 Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Plan Category

Equity compensation plans approved by security holders	8,363,000	(1)	$7.51	(1)	7,559,584	(2)

Equity compensation plans not approved by security holders	None		N/A		N/A

Total	8,363,000	(1)	$7.51	(1)	7,559,584	(2)

(1)                                  Under the 1998 Employee Stock Purchase Plan, participants are granted the right to purchase our common stock on certain dates within a predetermined purchase period at 85% of our stock price on the first or last day of the period, whichever is lower.  Accordingly, these numbers are not determinable.

(2)                                  Consists of 1,035,053 shares of our common stock available for issuance under our 1998 Employee Stock Purchase Plan, 59,531 shares of common stock available for issuance under our Stock Compensation Plan for Outside Directors and 6,465,000 shares of common stock available for issuance under our 2001 Stock Option Plan.  We no longer make grants under the 1992 Stock Option Plan, the Stock Option Plan for New Directors or the 1997 Stock Option Plan for Non-Employee Directors, although previously granted options remain outstanding.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Hayward-Surry served as the president and a director of Pall Corporation until August 2003 and November 2003, respectively.  In 2003, Pall Corporation sold filters to Bio-Technology General (Israel) Ltd., one of our subsidiaries, through its Israeli distributor.  The total amount of these sales was approximately $58,000.  We believe that these purchases were made on terms no less favorable to us than would have been obtained from an unaffiliated third party.

Mr. Kaplan is a partner of Fulbright & Jaworski L.L.P., which provided legal services to us in 2003 and is providing legal services to us in 2004.

In July 2003 we entered into an agreement with Marco Hi-Tech JV Ltd. (“Marco”) pursuant to which it agreed to invest an aggregate of $1,500,000 in Marco preferred stock, representing approximately 9% of Marco’s fully-diluted outstanding common stock, and acquired an option to exclusively market in the United States and Europe Huperzine-A, a product for the treatment of Alzheimer’s disease.  The option is exercisable following completion of Phase II trials, which are expected to commence in May 2004 with partial funding by the National Institutes of Health.  If we exercise the option, we are obligated to invest an additional $3,000,000 in Marco preferred stock, representing an additional approximately 9% of Marco’s fully-diluted outstanding common stock, and to conduct and fund Phase III clinical trials and obtain regulatory approval.  If regulatory approval of the product is obtained in Europe, we will also be required to pay an additional $1,500,000 to retain the exclusive rights in Europe following approval of Huperzine-A in a second major European country.  We are obligated to use commercially reasonable efforts to commercialize the product following approval, and must pay Marco a royalty of 8% of net sales while patents are in effect and 4% of net sales thereafter.  We invested $500,000 in Marco in July 2003, invested an additional $500,000 in March 2004 and are scheduled to make the remaining $500,000 investment in July 2004.  David Tendler, one of our directors, owns common stock of Marco representing less than 1% of Marco’s fully-diluted outstanding common stock.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP

Aggregate fees for professional services rendered by Grant Thornton LLP, our principal auditor for the years ended December 31, 2003 and 2002 were:

	2003	2002
Audit Fees	$347,067	$332,668
Audit-Related Fees	—	86,012
Tax Fees	237,074	52,926
All Other Fees	58,945	—
Total Fees	$643,086	$471,606

Audit Fees consisted of fees billed for the audit of our financial statements as of and for the year ended December 31, 2003 and December 31, 2002, respectively, and the review of our quarterly financial statements for 2003 and the quarter ended September 30, 2002.

Audit-Related Fees consisted of fees billed related to advice with respect tax accounting, acquisition accounting and financial reporting.

Tax Fees consisted of fees billed for tax compliance, tax advice and tax planning.

All Other Fees consisted of fees billed for general advice with respect to accounting issues and services with respect reporting requirements of our 401(k) plan.

Our Audit Committee has determined that the non-audit services provided by our auditors in the year ended December 31, 2003 were compatible with the auditors’ independence.

KPMG LLP

KPMG LLP served as our independent auditors from May 8, 2002 until October 4, 2002.  For the fiscal year ended December 31, 2002 we incurred the following fees from KPMG LLP:

2002
Audit Fees	$480,975
Audit-Related Fees	95,648
Tax Fees	125,725
All Other Fees	137,100
Total Fees	$839,448

Audit Fees consisted of fees billed for the re-audit of our financial statements for the years ended December 31, 1999, 2000 and 2001 and review of our financial statements for the quarters ended March 31, 2002 and June 30, 2002.

Audit-Related Fees consisted of fees billed related to foreign financial reporting issues relating to conformity with U.S. generally accepted accounting principles.

Tax Fees consisted of fees billed for tax compliance, tax advice and tax planning.

All Other Fees consisted of fees billed for general advice with respect to accounting issues related to acquisitions.

Arthur Andersen LLP

Arthur Andersen LLP served as our independent auditor until May 8, 2002.  For the fiscal year ended December 31, 2002, we incurred the following fees from Arthur Andersen LLP:

2002
Audit Fees	$7,540
Audit-Related Fees	—
Tax Fees	95,400
All Other Fees	64,026
Total Fees	$166,966

Audit Fees consisted of fees billed for the review of our financial statements as of and for the quarter ended March 31, 2002.

Tax Fees consisted of fees billed for tax compliance, tax advice and tax planning.

All Other Fees consisted of fees billed for the review of the annual report to stockholders, review of the proxy statement and general advice with respect to accounting issues.

Pre-Approval Policies

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services.  The Audit Committee has authorized the Chairman of the Audit Committee to approve fees for permissible non-audit services, up to $100,000 per service, provided the underlying service had previously been approved by the Audit Committee.  The Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.  All “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

ITEM 15.                                              Exhibits, Financial Statements and Reports on Form 8-K

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

4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)

10.1	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”). *(4)

10.2	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(4)

10.3	Letter from the Company to Yeda relating to bGH and hSOD. *(5)

10.4	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects. *(6)

10.5	Agreement, dated July 9, 1984, between the Company and Yeda. *(6)

10.6	Agreement, dated as of January 1, 1984, between the Company and Yissum. *(7)

10.7	Form of Indemnity Agreement between the Company and its directors and officers. *(8)

10.8	Agreement, dated November 18, 1988, between the Company and Yeda. *(9)

10.9	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company. *(10)

10.10	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V. *(11)

10.11	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.12	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)

10.13	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended. *(13)

10.14	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended. *(13)

10.15	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)

10.16	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)

10.17	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)

10.18	Bio-Technology General Corp. 2001 Stock Option Plan. *(16)

10.19	Employment Agreement, dated as of December 19, 2002, by and between Bio-Technology General Corp. and Andre Groenewegen. *(22)

10.20	Employment Agreement, dated as of December 2, 2002, by and between Bio-Technology General Corp. and Whitney K. Stearns, Jr. *(22)

10.21	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Sim Fass. *(16)

10.22	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Ernest Kelly. *(16)

10.23	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Robert Shaw. *(16)

10.24	Amendment to Employment Agreement, dated as of January 22, 2003, by and between Bio-Technology General Corp. and Robert Shaw. *(22)
10.25	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner.*(17)

10.26	Amendment to Employment Agreement dated as of September 1, 2003 between the Company and Dov Kanner. *(23)

10.27	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(18)

10.28	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D. *(22)

10.29	Intention letter for granting credit, dated March 22, 2000, between Bank Hapoalim B.M. and Bio-Technology General (Israel) Ltd.*(19)

10.30	Unlimited guaranty of Bio-Technology General Corp. in favor of Bank Hapoalim B.M. *(19)

10.31	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended. *(17)

10.32	Employment Letter, dated as of December 24, 2003, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.*(24)

21	Subsidiaries of Bio-Technology General Corp. *(21)

23.1	Consent of KPMG LLP.*(24)

23.2	Consent of Grant Thornton LLP.*(24)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission.  Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

+                                       Confidential treatment has been granted for portions of such document.

*                                         Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.
(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(3)	Company’s Current Report on Form 8-K, dated October 7, 1998.
(4)	Registration Statement on Form S-1 (File No. 2-84690).
(5)	Company’s Annual Report on Form 10-K for the year ended December 31, 1983.
(6)	Registration Statement on Form S-1 (File No. 33-2597).
(7)	Registration Statement on Form S-2 (File No. 33-12238).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
(10)	Registration Statement on Form S-3 (File No. 33-39018).
(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).
(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(18)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(20)	Company’s Current Report on Form 8-K, dated September 30, 2002.
(21)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(22)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(23)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(24)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Savient Pharmaceuticals, Inc.

	By:	/s/ Sim Fass
	Name:	Sim Fass
	Title:	Chairman and CEO

April 29, 2004