Form 10-Q
period 2004-03-31
SAVIENT PHARMACEUTICALS INC
filed 2004-05-10
CIK 722104

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of May 3, 2004:  59,941,551

PART I. FINANCIAL INFORMATION

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$20,098	$17,219
Short-term investments	5,571	5,582
Accounts receivable, net	30,097	33,375
Inventories	20,134	20,216
Deferred income taxes	2,938	2,888
Prepaid expenses and other current assets	4,406	4,163
Total current assets	83,244	83,443

Property and equipment, net	70,095	70,426
Intangible assets, net	74,725	75,743
Goodwill	40,121	40,121
Deferred income taxes	13,766	13,767
Severance pay funded	2,649	2,660
Other assets (including restricted cash of $1,280)	4,778	4,380
Total assets	$289,378	$290,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $4,001 at March 31, 2004 and $4,774 at December 31, 2003)	$17,960	$16,816
Current portion of long-term debt	7,027	7,020
Deferred revenues	867	848
Other current liabilities	17,256	19,846
Total current liabilities	43,110	44,530

Long-term debt	4,144	5,903
Deferred revenues	8,098	7,836
Severance pay	5,985	5,851
Negative goodwill	16,028	16,028
Deferred income taxes	22,466	22,962

Commitments and contingent liabilities (note 6)

Stockholders’ equity:
Preferred stock - $.01 par value; 4,000 shares authorized no shares issued	—	—
Common stock - $.01 par value; 150,000 shares authorized; issued: 59,806 at March 31, 2004 and 59,618 at December 31, 2003	598	595
Additional paid-in capital	217,147	216,706
Accumulated deficit	(30,643)	(31,931)
Accumulated other comprehensive income	2,445	2,060
Total stockholders’ equity	189,547	187,430
Total liabilities and stockholders’ equity	$289,378	$290,540

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales, net	$32,371	$26,950
Contract fees	230	366
Royalties	932	523
Other revenues	40	137
	33,573	27,976
Expenses:
Research and development	8,664	6,448
Marketing and sales	6,666	6,571
General and administrative	5,372	5,051
Cost of sales	8,663	4,486
Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	1,403	411
	31,781	23,980
Operating income	1,792	3,996

Other income, net	73	382
Income before income taxes	1,865	4,378

Income taxes	577	1,396
Net income	$1,288	$2,982

Earnings per common share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

Weighted average number of common and common equivalent shares:
Basic	59,734	58,840
Diluted	60,331	58,895

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Equity
Balance, December 31, 2003	59,618	$595	$216,706	$(31,931)	$2,060	$187,430
Comprehensive income:
Net income for three months ended March 31, 2004				1,288		1,288
Unrealized loss on marketable securities, net					(61)	(61)
Currency translation adjustment					446	446
Total comprehensive income						1,673
Issuance of common stock	188	3	441			444
Balance, March 31, 2004	59,806	$598	$217,147	$(30,643)	$2,445	$189,547

The accompanying notes are an integral part of this consolidated financial statement.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	1,288	$2,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,510	1,032
Amortization of intangible assets associated with acquisition	1,013	1,013
Deferred revenues	281	(388)
Deferred income taxes	(545)	(361)
Provision for severance pay	134	29
Gain on sales of short-term investments	—	(25)
Gain on sales of fixed assets	—	(2)
Common stock issued as payment for services	20	125
Changes in: Accounts receivables	3,278	14,447
Inventories	82	717
Prepaid expenses and other current assets	(243)	304
Accounts payable	1,059	(7,592)
Other current liabilities	(2,590)	(2,514)
Net cash provided by operating activities	5,287	9,767

Cash flows from investing activities:
Short-term investments	(519)	(266)
Capital expenditures	(1,155)	(1,738)
Other investments	(500)	—
Changes in other long-term assets	82	(3)
Severance pay funded	11	(16)
Cash paid in acquisition	—	(41)
Proceeds from sales of fixed assets	—	2
Proceeds from sales of short-term investments	471	872
Net cash used in investing activities	(1,610)	(1,190)

Cash flows from financing activities:
Repayment of long-term debt	(1,668)	(1,668)
Proceeds from issuance of common stock	424	343
Net cash used in financing activities	(1,244)	(1,325)

Effect of exchange rate changes	446	(171)
Net increase in cash and cash equivalents	2,879	7,081
Cash and cash equivalents at beginning of period	17,219	12,211
Cash and cash equivalents at end of period	$20,098	$19,292
Supplementary Information
Other information:
Income tax paid	$1,063	$1,613
Interest paid	$77	$93

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the three month period ending March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2:   Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the weighted-average method.  If inventory costs exceed expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value.  These reserves are determined based on estimates.

Inventories at March 31, 2004 and December 31, 2003 are summarized below:

	March 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
Raw material	$5,182	$6,635
Work in process	3,159	1,720
Finished goods	11,793	11,861
Total	$20,134	$20,216

Note 3:   Allowances for Returns.

Product sales are recognized when product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and sales returns.  Through December 31, 2003, sales returns have been minimal and insignificant to the Company’s results of operations.  In the three months ended March 31, 2004, the Company recorded a sales return allowance of $1,085,000 to cover anticipated returns of the 10-mg Oxandrin tablet.  No allowance regarding other products, where a right to return exists, is deemed necessary as a result of longer shelf lives and higher inventory turnover.  The Company will continue to monitor all products to assure that future allowances for returns are recorded as appropriate.  The Company’s estimate of the allowance for returns will be based on a variety of factors including actual return experience of that product or similar products, estimated sales by the Company’s wholesaler customers and other relevant factors. Changes in facts and circumstances and the demand for the Company’s products could result in material changes in the amount of product returned to the Company, and actual results may differ materially from the Company’s estimates.  The Company will regularly review the factors that influence its estimates and, if necessary, make adjustments when it believe that actual product returns may differ from established reserves.

Note 4:   Earnings Per Share of Common Stock

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

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income.  The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2004	2003
	(Unaudited) (In thousands)
Basic	59,734	58,840
Incremental shares for assumed conversion of options	597	55
Diluted	60,331	58,895

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised.  For the three months ending March 31, 2004 and 2003, options to purchase 6,298,000 shares and 9,880,000 shares, respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended March 31,
	2004	2003
	(Unaudited) (In thousands, except per share data)
Net income (loss)
As reported	$1,288	$2,982
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,800	3,666
Pro forma	$(512)	$(684)
Basic earnings (loss) per common share
As reported	$0.02	$0.05
Pro forma	$(0.01)	$(0.01)
Diluted earnings (loss) per common share
As reported	$0.02	$0.05
Pro forma	$(0.01)	$(0.01)

Note 6 : Commitments and Contingencies

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

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its officers.  The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002.  The complaint asserts that the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in the Company’s Form 8-K and accompanying press release issued August 2, 2002.  Five virtually identical actions were filed in January and February 2003.  In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act.  The lead plaintiffs filed an amended consolidated complaint in March, 2004.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents.  In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy.  These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of March 31, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

The United States Internal Revenue Service is conducting an audit of the Company's tax return for the year ended December 31, 2002.  The Company is also subject to other ongoing tax audits in the City of New York and State of New Jersey.  Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on its financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three months ended March 31, 2004
compared with three months ended March 31, 2003

Statements in this Quarterly Report on Form 10-Q concerning Savient’s business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal Securities Laws.  Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the timing of the introduction of a generic version of Oxandrin, changes and delays in product development plans and schedules, changes and delays in product approval and introduction, customer acceptance of new products, development, introduction or consumer acceptance of competing products, changes in pricing or other actions by competitors, patents owned or licensed by Savient and its competitors, changes in healthcare reimbursement, risk of operations in Israel, risk of product liability, governmental regulation, dependence on third parties to manufacture products and commercialize products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, for the year ended December 31, 2003.

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

Savient, formerly known as Bio-Technology General Corp., was founded in 1980 to develop, manufacture and market novel therapeutic products.  In September 2002, we acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.  Savient’s overall administration, finance, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs are primarily coordinated at its headquarters in East Brunswick, New Jersey.  Pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products are primarily carried out through Bio-Technology General (Israel) Ltd. (“BTG-Israel”), our wholly-owned subsidiary in Israel.  Development, manufacture, distribution and sale of our oral liquid products are carried out through Rosemont in the United Kingdom.

Our financial results have been heavily dependent on Oxandrin since we introduced it in December 1995.  Sales of Oxandrin accounted for 57% and 44% of our total product sales in the first quarter of 2004 and 2003, respectively.  Sales of Oxandrin accounted for 54%, 48% and 46% of our total product sales in 2001, 2002 and 2003, respectively, with the 2002 amount being adversely affected by our change to selling directly to wholesalers rather than through a third-party distributor.  In connection with our focus on increasing market acceptance of Oxandrin for the treatment of disease-related weight loss conditions and our commitment to pharmacovigilance, we sponsored a clinical study to investigate the interaction between Oxandrin and warfarin, the active ingredient in many widely-used anti-coagulant drugs. Warfarin is a narrow therapeutic index drug.  Therefore, careful titration is required in order to prevent excessive anti-coagulation, which could cause uncontrolled bleeding, or inadequate anti-coagulation, with the risk of failing to prevent the consequences of thromboembolic events such as life-threatening blood clots.  The study demonstrated that when warfarin was co-administered with oxandrolone, the usual dose of warfarin necessary to achieve appropriate therapeutic effect should be decreased by 80-85% at the maximum Oxandrin dosage level of 20mg.  We submitted the results of this study to the United States Food and Drug Administration (“FDA”), amended the Oxandrin package insert prescribing information and communicated the package insert change to healthcare professionals in a “Dear Healthcare Professional” letter in accordance with FDA instructions to ensure that patient safety would not be compromised.  In February 2004 we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone, the active pharmaceutical ingredient of Oxandrin, because of several unique aspects of such product, including serious safety issues regarding interactions between oxandrolone and anti-coagulant drugs containing the active ingredient warfarin.  Given the likely variability in bioavailability of other potential oxandrolone drugs and the careful dose titration required for warfarin in order to prevent excessive anti-coagulation or inadequate anti-coagulation, and their respective risks, we requested in our petition that any company wishing to introduce an oxandrolone product into the U.S. market should, prior to the issuance of marketing approval, be required to also conduct a clinical study to investigate the interaction between their product and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin.  As of the date of this report, we have received no indication that the FDA has taken any action on the petition.  Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while we cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin as early as mid-2004.  The introduction of generic oxandrolone products would materially adversely affect our Oxandrin sales, could materially adversely affect our results of operations, cash flows, financial condition and profitability and may require us to scale back our business activities in certain areas.

We expect that sales of our human growth hormone (hGH) product to our Japanese distributor will continue to decrease due to continuing pricing pressure from the Japanese Ministry of Health.  We expect sales of Delatestryl to decrease significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.  We began to depreciate our new manufacturing facility and certain equipment in January 2004.  We estimate that depreciation expense will aggregate approximately $3,500,000 to $4,000,000 annually once all equipment at this facility is placed in service.  As a result, cost of sales as a percentage of product sales will increase in 2004 as compared to 2003.  In light of the possible reduction in our revenues due to the foregoing, we have reduced our research and development activities.  We currently intend only to pursue the development of Prosaptide through the completion of Phase II trials, at which point we will look to license commercialization rights to one or more third parties, and the development of Puricase.  We are awaiting FDA approval of our sodium hyaluronate for osteoarthritis product (“Savient HA”) and assessing its commercial potential.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  Applying GAAP requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section “Management’s Discussion and

Analysis of Financial Condition and Results of Operations.”  We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances.  In addition to the critical accounting policies referred to above, we have identified the following additional critical accounting policy:

Allowances for Returns.  Product sales are recognized when product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and sales returns.  Through December 31, 2003, sales returns have been minimal and insignificant to our results of operations.  In the three months ended March 31, 2004, we recorded a sales return allowance of $1,085,000 to cover anticipated returns of the 10-mg Oxandrin tablet.  No allowance regarding other products, where a right to return exists, is deemed necessary as a result of longer shelf lives and higher inventory turnover.  We will continue to monitor all products to assure that future allowances for returns are recorded as appropriate.  Our estimate of the allowance for returns will be based on a variety of factors including actual return experience of that product or similar products, estimated sales by our wholesaler customers and other relevant factors.  Changes in facts and circumstances and the demand for our products could result in material changes in the amount of product returned to us, and actual results may differ materially from our estimates.  We will regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns may differ from established reserves.

Results of Operations

The following tables set forth for the fiscal periods indicated the percentage of revenues represented by certain items reflected on our statements of operations.

	Three Months Ended March 31,
	2004	2003
Revenues:
Products sales, net	96.4%	96.3%
Contract fees	0.7	1.3
Royalties	2.8	1.9
Other revenues	0.1	0.5
Total	100.0%	100.0%
Expenses:
Research and development	25.8	23.0
Marketing and sales	19.9	23.5
General and administrative	16.0	18.1
Cost of sales	25.8	16.0
Amortization of intangibles associated with acquisition	3.0	3.6
Royalties	4.2	1.5
Total	94.7	85.7

Operating income	5.3	14.3
Other income, net	0.2	1.4
Income before income taxes	5.5	15.7
Income taxes	1.7	5.0
Net income	3.8%	10.7%

Savient has historically derived its revenues from product sales as well as from collaborative arrangements with third parties, under which Savient may earn up front contract fees, may receive funding for additional research (including funding from the Office of the Chief Scientist of the State of Israel (“Chief Scientist”)), is reimbursed for producing certain experimental materials, may be entitled to certain milestone payments, may sell product at specified prices and may receive royalties on sales of product.  We anticipate that product sales will constitute the majority of our revenues in the future.  Revenues have in the past displayed and will in the immediate future continue to display significant variations due to changes in demand for our products, new product introductions by Savient and its competitors, the obtaining of new research and development contracts and licensing arrangements, the completion or termination of such contracts and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals of products.

The decrease in the value of the U.S. dollar against the British pound sterling positively impacted Rosemont’s revenues measured in U.S. dollars and negatively impacted Rosemont’s expenses measured in U.S. dollars.  This decrease also positively impacted our overall net income.

The following table summarizes Savient’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Three Months Ended March 31,
	2004		2003
	(dollars in thousands)
Oxandrin®	$18,582	57.4%	$11,863	44.1%
Human growth hormone	1,928	6.0%	4,430	16.4
BioLon™	1,503	4.6%	1,633	6.1
Delatestryl®	2,715	8.4%	3,150	11.7
Oral liquid pharmaceutical products	7,204	22.3%	5,622	20.8
Other	439	1.3%	252	0.9
Total	$32,371	100.0%	$26,950	100.0%

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

The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the period indicated:

	Three Months Ended March 31,
	(dollars in thousands)
	2004		2003
United States	$21,298	65.8%	$14,950	55.5%
United Kingdom	7,101	21.9%	5,405	20.1
Other International	3,972	12.3%	6,595	24.4
Total	$32,371	100.0%	$26,950	100.0%

Comparison of Three Months Ended March 31, 2004 and March 31, 2003.

Revenues.  Total revenues increased 20.0% in the three months ended March 31, 2004 to $33,573,000 from $27,976,000 in the three months ended March 31, 2003.  The increase in total revenues from the comparable prior period was mainly due to the increase in product sales.

Product sales, net increased by $5,421,000, or 20.1%, in the three months ended March 31, 2004 from the comparable prior period in 2003.  The increase in product sales, net was attributable to the increase in sales of Oxandrin and oral liquid pharmaceutical products, partially offset by decreases in sales of human growth hormone and Delatestryl.

Oxandrin sales in the three months ended March 31, 2004 were $18,582,000, an increase of $6,719,000, or 56.6%, from the three months ended March 31, 2003.  The increase in Oxandrin sales in the first quarter of 2004 as compared to the first quarter of 2003 is due in large part to increased end-user demand, interim price increases since the first quarter of 2003, increased wholesaler purchases in anticipation of an announced April 2004 price increase and the completion, in the first quarter of 2003, of our transition to a direct to wholesaler sales model, which adversely affected sales in the first quarter of 2003, partially offset by a provision for returns of expiring 10-mg product.  Until the fourth quarter of

2002, Savient sold its Oxandrin to Accredo Health, Incorporated and its predecessors, which then sold the product to wholesalers.  With the introduction of the 10-mg tablet, Savient began to sell Oxandrin directly to wholesalers, although Accredo continued to distribute the 2.5-mg Oxandrin tablet through the first quarter of 2003 until it completed the liquidation of its inventory position in March 2003.  Oxandrin sales in the first quarter of 2003 were lower than actual demand as Accredo reduced its then inventory levels by selling more product to wholesalers than it purchased from Savient.  Historically, we have experienced almost no returns on the 2.5-mg Oxandrin tablet because of its five year shelf-life.  However, the 10-mg tablet currently only has a two-year shelf life.  In the first quarter of 2004 we recorded a sales return allowance of $1,085,000 to cover anticipated returns of the 10-mg Oxandrin tablet that was produced in the second half of 2002 for the initial launch of the 10-mg tablet.  We will continue to monitor the product to assure that future reserves for returns are recorded as appropriate.  Changes in facts and circumstances and the demand for Oxandrin could result in material changes in the amount of Oxandrin returned to us, and actual results may differ materially from our estimates.

Sales of human growth hormone were $1,928,000 in the first quarter of 2004, a decrease of $2,502,000, or 56.5%, from the comparable period in 2003.  Sales to our European distributor decreased to $1,360,000 in 2004 from $2,700,000 in 2003.  Sales to our Japanese distributor were $1,375,000 in the first quarter of 2003; we had no sales to this distributor in the same period in 2004.

Sales of oral liquid pharmaceutical products in the three months ended March 31, 2004 were $7,204,000, an increase of $1,582,000, or 28.1%, compared to the first quarter of 2003.  A portion of the increase was attributable to the decrease in the value of the U.S. dollar against the British pound sterling.  Measured in pounds sterling, Rosemont’s sales in the three months ended March 31, 2004 increased 12% over the three months ended March 31, 2003.

Sales of Delatestryl in the three months ended March 31, 2004 were $2,715,000, a decrease of $435,000, or 13.8%, compared to the first quarter of 2003.  Sales in the first quarter of 2003 were favorably impacted by customer purchases in anticipation of a price increase.  In addition, a competing generic product was reintroduced into the market in March 2004.  We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 due to the reintroduction of the competing generic product.  Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

Contract fees in the three month periods ended March 31, 2004 and 2003 represent mainly contract fees received in prior periods but recognized in the three months ended March 31, 2004 and 2003 in accordance with SAB 101.

Royalties were $932,000 in the three months ended March 31, 2004, as compared to $523,000 in the same period last year.  These revenues consist mainly of royalties from Mircette, Silkis and insulin products.  Royalties from Mircette were $662,000 in the first quarter of 2004 compared to $386,000 in the same period of 2003.  Mircette royalties are initially based on estimates using actual sales in prior quarters, since Mircette sales are reported to us on a quarterly basis approximately 90 days following the end of a quarter; we true up actual sales and our estimates in the following quarter once actual sales numbers are received.  A generic version of Mircette was introduced in 2003.

Other revenues were primarily generated from partial research and development funding by the Chief Scientist of the State of Israel in the first quarter of 2004 and contract manufacturing for third parties in the first quarter of 2003.

Research and development expense increased 34.4% in the three months ended March 31, 2004 to $8,664,000 from $6,448,000 in the three months ended March 31, 2003.  The increase was mainly attributable to increases in the clinical trial and product development expenses related to Prosaptide,

Puricase, Soltamox, our oral liquid formulation of tamoxifen, an off-patent drug for the treatment of both advanced and early stage breast cancers, other oral liquid products and Oxandrin, partially offset by a reduction in research and pre-clinical activities and associated compensation costs.

Marketing and sales expense in the three months ended March 31, 2004 increased by 1.4% to $6,666,000 from $6,571,000 last year.  As a percentage of product sales, marketing and sales expense decreased to approximately 20.6% in the first quarter of 2004 from 24.4% for the three months ended March 31, 2003, primarily because our product sales grew faster than our marketing and sales expense. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States and Rosemont’s marketing and sales force.

General and administrative expense increased by 6.4% in the three months ended March 31, 2004 to $5,372,000 from $5,051,000 in the comparable prior period.  The $321,000 increase in general and administrative expense was mainly attributable to increases in insurance premiums, consulting expenses and compensation expenses, partially offset by a decrease in legal expenses relating to patent litigation and the stockholder class action litigation.

Cost of sales increased by 93.1% in the three months ended March 31, 2004 to $8,663,000 from $4,486,000 in the three months ended March 31, 2003.  Cost of sales as a percentage of product sales increased to 26.8% in the three months ended March 31, 2004 from 16.6% in the comparable period last year.  The major portion of the increase is attributable to expenses of $2,331,000 for the three months ended March 31, 2004 relating to the operation of the new Be’er Tuvia manufacturing facility.  Comparable costs had been capitalized during the three months ended March 31, 2003, as the facility was not yet ready for its intended use.  Additionally, depreciation of the Be’er Tuvia facility, including certain equipment placed in service, commenced during the three months ended March 31, 2004, resulting in an additional charge to cost of sales of $563,000.  The remaining $1,283,000 of the increase is attributable principally to the cost of increased sales and, to a lesser extent, the under-absorption of production-related overhead at the Rosemont manufacturing facility attributable to a 3-month shutdown to allow for an upgrade of its manufacturing facility in order to obtain FDA approval to enable Rosemont to manufacture oral liquid products for supply into the U.S. market.  Excluding the depreciation charges and the expenses that in the 2003 period were capitalized, cost of sales as a percentage of product sales would have been 17.8%.  Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon, Delatestryl and Rosemont’s products have higher costs to manufacture as a percentage of product sales.  Cost of sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold.  We expect cost of sales to continue to increase in 2004 as we begin to depreciate more of the equipment for our new manufacturing facility as it comes into service.  We currently anticipate that depreciation on the entire facility, including all equipment, will aggregate approximately $3,500,000 to $4,000,000 annually.

Amortization of Intangibles Associated with Acquisition.  In connection with the acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents.  These intangibles are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.  We recorded $1,013,000 of amortization of these intangibles in the first quarter of 2004 and 2003.

Commissions and royalties expense was $1,403,000 in the three months ended March 31 2004, as compared to $411,000 in the three months ended March 31, 2003, an increase of $992,000, or 241.4%, compared to the first quarter of 2003.  The increase is principally due to commissions paid to Ross on their purchases of Oxandrin for the long-term care market.  Prior to March 31, 2003, Ross had instead been able, under its agreement with Savient, to purchase Oxandrin at a discount (with the discount being classified as a sales allowance) from Savient and sell it to Accredo for resale to Accredo’s customers.  The remainder of commission and royalties expense consists primarily of royalties to entities from which Savient licensed certain of its products and to the Chief Scientist.

Other income, net decreased by $309,000 from the comparable prior period, mainly due to the fact that interest expense was capitalized in the first quarter of 2003 but expensed in the first quarter of 2004 and lower interest rates.

Income Taxes.  Provision for income taxes for the three months ended March 31, 2004 was $577,000, representing approximately 30.9% of income before income taxes, as compared to $1,396,000, or 31.9% of income before income taxes, in the comparable period last year.  Savient’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and various tax benefits, tax credits and similar items which reduce the effective tax rate.

Earnings per Common Share.  Savient had approximately 894,000 additional basic weighted average shares outstanding for the three month period ended March 31, 2004 as compared to the same period in 2003.  The increased number of basic shares was primarily the result of the issuance, subsequent to March 31, 2003, of shares pursuant to the Company’s employee stock purchase plan.  Diluted weighted average shares in 2004 was 60,331,000, an approximately 1,436,000 share increase over 2003, due to the increase in the actual number of shares outstanding and option grants in 2003 and 2004, as well as the fact that more outstanding options were considered common equivalents in the first quarter of 2004 because their exercise price was below the average fair market value of the common stock for the first quarter of 2004, which average fair market value was higher than in the comparable period in 2003.

Liquidity and Capital Resources

Our working capital at March 31, 2004 was $40,134,000, as compared to $38,913,000 at December 31, 2003.

Our cash flows have fluctuated significantly due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities.  We expect that cash flow in the near future will be primarily determined by the levels of net income, working capital requirements and financings, if any, undertaken by Savient.  Net cash increased by $2,879,000 and $7,081,000 in the three months ended March 31, 2004 and 2003, respectively.

Net cash provided by operating activities was $5,287,000 and $9,767,000 in the three months ended March 31, 2004 and 2003, respectively.  Net income was $1,288,000 and $2,982,000 in the same periods, respectively.  In the three months ended March 31, 2004, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $3,278,000, depreciation and amortization of $1,510,000 and amortization of intangible assets associated with acquisition of $1,013,000 and an increase in accounts payable of $1,059,000, partially offset by a decrease in other current liabilities of $2,590,000.  In the three months ended March 31, 2003, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $14,447,000, depreciation and amortization of $1,032,000 and amortization of intangible assets associated with acquisition of $1,013,000, partially offset by a decrease in accounts payable and other current liabilities of $7,592,000 and $2,514,000, respectively.

Net cash used in investing activities was $1,610,000 and $1,190,000 in the three months ended March 31, 2004 and 2003, respectively.  Net cash used in investing activities included capital expenditures of $1,155,000 and $1,738,000 in these periods, respectively, primarily for the upgrade of Rosemont’s manufacturing facility in 2004 and the new manufacturing facility in Israel in 2003, and an investment in

Marco Hi-Tech JV, Ltd of $500,000 in 2004.  The remainder of the net cash used in investing activities was primarily for purchases and sales of short-term investments.

Net cash used in financing activities was $1,244,000 and $1,325,000 in the three months ended March 31, 2004 and 2003, respectively, representing in both 2004 and 2003 repayment of $1,668,000 of debt, partially offset by net proceeds from issuance of common stock primarily pursuant to our employee stock purchase plan.

In April 1999, BTG-Israel purchased a manufacturing facility in Israel for approximately $6,500,000 (including local taxes and legal fees).  Basic construction of a modern biologics production facility designed to meet FDA cGMP requirements for biologics and devices was completed at the end of 2001.  Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003.  Manufacture of sodium hyaluronate for our BioLon and Savient HA products and the filling of our BioLon and Savient HA syringes have been transferred to the new facility, and process validation for Bio-Hep-B manufacture in the new facility is in progress.  Production of products cannot be relocated to the new facility until the new facility has received all necessary regulatory approvals, which Savient anticipates will continue through 2005, depending on product and territory.  Through March 31, 2004, Savient has spent approximately $42,000,000 to complete construction of the production facility (including capitalized interest but excluding the cost of purchasing the facility and post-completion validation), and approximately $14,631,000 for qualification activities.  All of the $1,019,000 spent on qualification activities in the first quarter of 2003 was capitalized, as the facility was not yet ready for its intended use, while the $2,331,000 spent on qualification activities in the first quarter of 2004 was expensed as incurred.  Depreciation of this facility began in January 2004.  In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new manufacturing facility.  Loans under the facility bear interest at the rate of LIBOR plus 1%.  The credit facility is secured by the assets of BTG-Israel and has been guaranteed by Savient.  At March 31, 2004, Savient had outstanding long-term borrowings of $10,555,000 under the facility, of which $5,000,000 is due during the remainder of 2004 and the remaining $5,555,000 is due in 2005.  Borrowings are repaid monthly in equal installments.

In June 2003, Rosemont commenced an upgrade of its manufacturing facility in order to obtain FDA approval to enable Rosemont to manufacture oral liquid products for supply into the U.S. market. The total capital cost for this project is estimated to be approximately $2,000,000, of which approximately $1,600,000 was expended through March 31, 2004, including approximately $870,000 in the three months ended March 31, 2004, and an additional approximately $200,000 was committed at March 31, 2004.  The remaining amount will be spent during 2004.

We believe that our cash resources as of March 31, 2004, together with anticipated product sales, will be sufficient to fund our ongoing operations for the foreseeable future.  There can, however, be no assurance that product sales will occur as anticipated, that current agreements with third party distributors of our products will not be canceled, that the Chief Scientist will continue to provide funding at current levels or at all, that we will not use a substantial portion of our cash resources to acquire businesses, products and/or technologies, or that unanticipated events requiring the expenditure of funds will not occur.  The satisfaction of Savient’s future cash requirements will depend in large part on the timing and effect of the introduction of generic version(s) of Oxandrin into the market, the status of commercialization of Savient’s products, Savient’s ability to enter into additional research and development and licensing arrangements, and Savient’s ability to obtain additional equity and debt financing, if necessary.  There can be no assurance that Savient will be able to obtain additional funds or, if such funds are available, that such funding will be on favorable terms.  Savient continues to seek additional collaborative research and development and licensing arrangements in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered, although there can be no assurance that it will be able to obtain such agreements.

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

Savient’s obligations under its $20,000,000 credit facility bear interest at floating rates and, therefore, Savient is impacted by changes in prevailing interest rates.  A 100 basis point increase in market interest rates on the $10,555,000 outstanding under this facility at March 31, 2004 would result in an increase in its annual interest expense of $106,000 (before giving effect to required monthly principal payments.  Because these borrowings related to the construction of our new facility, interest expense was capitalized until August 31, 2003.

Savient’s material interest bearing assets consist of cash and cash equivalents and short-term investments, which currently consist primarily today of investments in commercial paper, time deposits and other debt instruments.  Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations.  Our results of operations in the second half of 2003 and the first quarter of 2004 benefited from the decrease in value of the U.S. dollar against the British pound sterling and euro. We manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars from the impact of Israeli inflation and currency devaluations on its non-U.S. dollar assets and liabilities.  The cost of our operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the Israeli Shekel in relation to the U.S. dollar.  To the extent that expenses in Shekels exceed BTG-Israel’s revenues in Shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency have been and will continue to be a benefit to Savient’s financial condition.  However, should BTG-Israel’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect Savient’s financial condition.  Further, to the extent the devaluation of the Shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, Savient’s financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

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

Item 6.    Exhibits and Reports on Form 8-K

(1)           Exhibits

31.1         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)           Reports on Form 8-K

Current Report on Form 8-K dated February 20, 2004, announcing the Company’s financial results for the year ended December 31, 2003.

Current Report on Form 8-K dated February 20, 2004, containing the transcript of the Company’s year end earnings conference call.

Current Report on Form 8-K dated May 4, 2004, as amended, containing the Company’s press release announcing it first quarter 2004 financial results.

Current Report on Form 8-K dated May 4, 2004, containing the transcript of the Company’s first quarter earnings conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ Sim Fass
Sim Fass
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Alan Rubinfeld
Alan Rubinfeld
Acting Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 10, 2004