Form 10-Q
period 2004-09-30
SAVIENT PHARMACEUTICALS INC
filed 2004-11-08
CIK 722104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of November 5, 2004 was 60,443,777.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Back to Contents

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,984	$17,219
Short-term investments	2,736	5,582
Accounts receivable, net	13,093	33,375
Inventories, net	21,573	20,216
Deferred income taxes	99	2,888
Prepaid expenses and other current assets	3,912	4,163

Total current assets	63,397	83,443
Property and equipment, net	67,665	70,426
Intangible assets, net	72,700	75,743
Goodwill	40,121	40,121
Deferred income taxes	—	13,767
Severance pay funded	2,923	2,660
Other assets (including restricted cash of $1,280)	3,627	4,380

Total assets	$250,433	$290,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $1,362 at September 30, 2004 and $4,774 at December 31, 2003)	$17,854	$16,816
Current portion of long-term debt	7,040	7,020
Deferred revenues	856	848
Other current liabilities	19,041	19,846

Total current liabilities	44,791	44,530

Long-term debt	621	5,903
Deferred revenues	7,671	7,836
Severance pay	6,089	5,851
Negative goodwill	16,028	16,028
Deferred income taxes	21,850	22,962
Commitments and contingent liabilities (note 7)
Stockholders’ equity:
Preferred stock - $.01 par value; 4,000 shares authorized; no shares issued	—	—
Common stock - $.01 par value; 150,000 shares authorized; issued: 60,264 at September 30, 2004 and 59,618 at December 31, 2003	603	595
Additional paid-in capital	218,087	216,706
Accumulated deficit	(67,019)	(31,931)
Accumulated other comprehensive income	1,712	2,060

Total stockholders’ equity	153,383	187,430

Total liabilities and stockholders’ equity	$250,433	$290,540

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2004	2003	2004	2003

Revenues:
Product sales, net	$71,041	$87,110	$24,408	$32,112
Contract fees	672	1,070	222	327
Royalties	4,848	2,425	1,044	855
Other revenues	991	2,088	697	487

Total revenues	77,552	92,693	26,371	33,781

Expenses:
Research and development	21,811	25,384	6,265	11,528
Marketing and sales	17,709	17,390	5,175	5,412
General and administrative	18,766	17,839	5,999	6,343
Retirement	2,110	—	—	—
Cost of product sales	25,857	14,556	9,624	4,876
Amortization of intangibles associated with acquisition	3,038	3,038	1,013	1,013
Commissions and royalties	4,530	3,935	1,620	1,704

Total expenses	93,821	82,142	29,696	30,876

Operating (loss) income	(16,269)	10,551	(3,325)	2,905
Other (expense) income, net	(683)	3,938	13	3,517

(Loss) income before income taxes	(16,952)	14,489	(3,312)	6,422
Income taxes	18,136	4,636	1,150	2,064

Net (loss) income	(35,088)	9,853	(4,462)	4,358

(Loss) earnings per common share:
Basic	$(0.59)	$0.17	$(0.07)	$0.07

Diluted	$(0.59)	$0.17	$(0.07)	$0.07

Weighted average number of common and common equivalent shares:
Basic	59,961	59,076	60,182	59,339

Diluted	59,961	59,555	60,182	60,164

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

					Accumulated Total Comprehensive
	Common Stock
			Additional	Other
		Par	Paid-in	Accumulated	(Loss)	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity

Balance, December 31, 2003	59,618	$595	$216,706	$(31,931)	$2,060	$187,430
Comprehensive loss:
Net loss for nine months ended September 30, 2004				(35,088)		(35,088)
Unrealized loss on marketable securities, net					(185)	(185)
Currency translation adjustment					(163)	(163)

Total comprehensive loss						(35,436)

Issuance of common stock	646	8	1,381			1,389

Balance, September 30, 2004	60,264	$603	$218,087	$(67,019)	$1,712	$153,383

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net (loss) income	$(35,088)	$9,853
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,848	3,110
Amortization of intangible assets associated with acquisition	3,038	3,038
Deferred revenues	(157)	(4,234)
Deferred income taxes	15,444	130
Provision for severance pay	238	759
Unrealized (gain) loss on investments	—	(286)
Gain (loss) on sales of short-term investments	(19)	(265)
(Gain) loss on sales of fixed assets	290	(36)
Provision for inventory reserve	2,200	—
Common stock issued as payment for services	70	163
Write down of investment	1,000	—
Changes in: Accounts receivables	20,282	10,225
Inventories	(3,557)	(1,997)
Prepaid expenses and other current assets	251	(2,954)
Accounts payable	1,038	(3,258)
Other current liabilities	(805)	(939)

Net cash provided by operating activities	9,073	13,309

Cash flows from investing activities:
Short-term investments	(1,046)	40
Capital expenditures	(2,377)	(6,975)
Changes in other long-term assets	(245)	(538)
Other investments	—	—
Severance pay funded	(263)	(257)
Net cash paid in acquisition	—	(41)
Proceeds from sales of fixed assets	—	38
Proceeds from sales of short-term investments	3,729	1,204

Net cash used in investing activities	(202)	(6,529)

Cash flows from financing activities:
Repayment of long-term debt	(5,262)	(4,238)
Proceeds from issuance of common stock	1,319	1,833

Net cash used in financing activities	(3,943)	(2,405)

Effect of exchange rate changes	(163)	341
Net increase in cash and cash equivalents	4,765	4,716
Cash and cash equivalents at beginning of period	17,219	12,211

Cash and cash equivalents at end of period	$21,984	$16,927

Supplementary Information
Other information:
Income tax paid	$3,693	$4,242
Interest paid	$233	$346

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Except for the valuation allowance recorded in connection with the Company’s deferred tax assets described in note 6 below, all such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The reserves at September 30, 2004 were $2,200,000. In addition, loss contract reserves of $874,000, included in other current liabilities, were established in the third quarter for outstanding purchase orders and the resolution of other commitments that will be in excess of expected demand.

The Company’s inventories include Oxandrin inventories that the Company believes would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the fourth quarter of 2004, the Company estimates that such potential excess may be up to $7.0 million.

Inventories at September 30, 2004 and December 31, 2003 are summarized below:

	September 30, 2004	December 31, 2003

	(Unaudited)
	(In thousands)
Raw material	$3,568	$6,677
Work in process	3,120	1,720
Finished goods	17,085	12,477
Inventory reserves	(2,200)	(658)

Total	$21,573	$20,216

3. Allowances for Returns

Product sales are recognized when product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and sales returns.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Allowances for Returns — (Continued)

Through December 31, 2003, sales returns had been minimal and insignificant to the Company’s results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, the Company became aware that retail customers of the Company’s wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin. Historically, the Company had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product’s five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. Through the first six months of 2004, the Company issued credits to its wholesalers in the amount of $1,732,000 and recorded a provision for estimated future product returns totalling $2,959,000.

In the third quarter of 2004, the Company issued credits to its wholesalers in the amount of $1,563,000. The Company also determined that the rate of product returns was greater than that estimated in the previous quarter. On the basis of this information, the Company increased its estimates for future product returns and recorded an additional provision totalling $5,136,000 in the third quarter of 2004. For the nine months ended September 30, 2004, the aggregate provision for returns was $11,390,000. As of September 30, 2004, the Company’s provision for future returns was $8,095,000.

The Company will continue to monitor its product returns. The Company regularly reviews the factors that influence its estimates including (i) actual returns experience; (ii) the demand for the Company’s products; (iii) estimated inventory levels of its wholesaler customers; and (iv) other relevant factors. If necessary, the Company makes adjustments when it believes that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for the Company’s products could result in material changes in the amount of returned product, and actual results may differ materially from the Company’s estimates.

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

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income. The denominator is based on the following weighted average number of common shares:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

	(Unaudited)
	(In thousands)
Basic	59,961	59,076	60,182	59,339
Incremental shares for assumed conversion of options	—	479	—	825

Diluted	59,961	59,555	60,182	60,164

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. For the nine months ended September 30, 2004 and 2003, options to purchase 8,000,848 shares and 5,697,120 shares, respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

	(Unaudited)
	(in thousands except per share data)
Net (loss) income as reported	$(35,088)	$9,853	$(4,462)	$4,358
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,935	9,518	2,362	2,924

Pro forma net (loss) income	$(40,023)	$335	$(6,824)	$1,434

Basic (loss) earnings per common share:
As reported	$(0.59)	$0.17	$(0.07)	$0.07

Pro forma	$(0.67)	$0.01	$(0.11)	$0.02

Diluted (loss) earnings per common share:
As reported	$(0.59)	$0.17	$(0.07)	$0.07

Pro forma	$(0.67)	$0.01	$(0.11)	$0.02

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 20, 2002, a purported stockholder class action was filed against the Company and three of its officers. The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff purports to represent a class of stockholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in the Company’s Form 8-K and accompanying press release issued August 2, 2002. Five virtually identical actions were filed in January and February 2003. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The lead plaintiffs filed an amended consolidated complaint in March 2004. In July 2004, the Company filed a brief in support of a motion to dismiss this case and in October 2004, the lead plaintiffs filed their brief in opposition to the motion to dismiss. The Company cannot predict when the court will make a decision on this motion.

On October 27, 2003, the Company received a letter addressed to the Board of Directors from attorneys for a purported stockholder of the Company demanding that the Company commence legal proceedings to recover its damages against directors who served on the Company’s board immediately prior to the June 2003 Annual Meeting of Stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of the Company’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter claims that some or all of these persons were responsible for the material overstatement of the Company’s assets, earnings and net worth, and that these persons caused the Company to disseminate false and misleading press releases and filings with the Securities and Exchange Commission. A special committee to the Board, consisting of directors who were not directors prior to the June 2003 Annual Meeting of Stockholders, has investigated this demand and has determined that litigation relating to this matter should not proceed.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies — (Continued)

The United States Internal Revenue Service is conducting an audit of the Company’s federal income tax return for the year ended December 31, 2002. The Company is also subject to an ongoing tax audit by the State of New Jersey. In addition, the State of Israel, Ministry of Finance, Income Tax Authority, is conducting a tax audit of the Company’s wholly owned subsidiary, Bio-Technology General (Israel) Ltd., for the years ended December 31, 2000, 2001, and 2002. Although there can be no assurances, the Company believes that any adjustments that may arise as a result of these audits will not have a material adverse effect on the Company’s financial position or results of operations.

8. Subsequent Event

On October 27, 2004, the Company announced that it was reducing its workforce by nine percent. On October 25, 2004, the Company began notifying 40 of its employees that, in connection with the workforce reduction, their employment would be terminated under a plan of termination. The Company completed the workforce reduction on October 27, 2004, and it estimates that the costs of the workforce reduction will be approximately $1.3 million. These costs consist primarily of severance-related costs, all of which are expected to result in future cash expenditures. The Company expects to record the charge for these costs in the fourth quarter of 2004.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis and other portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report regarding our strategy, expected future financial position, results of operations, cash flows, financing plans, discovery and development of products, potential acquisitions, strategic alliances, intellectual property, competitive position, plans and objectives of management are forward-looking statements. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and other similar expressions help identify forward-looking statements, although not all forward-looking statements contain these identifying words. In particular, the statements regarding our new strategic direction and its potential effects on our business are forward-looking statements. These forward-looking statements involve substantial risks and uncertainties and are based on our current expectations, assumptions, estimates and projections about our business and the biopharmaceutical and specialty pharmaceutical industries in which we operate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward- looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this report, particularly in the section entitled “Risk Factors That May Affect Results,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

Overview

We are engaged in the research, development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. Our products are distributed on a worldwide basis. In the United States, we distribute our products through wholesalers and market our products to physicians through a sales force that includes both our own employees and representatives of a contract sales organization. In the United Kingdom, we distribute our oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers, and we market our products primarily to physicians through our own sales force. In Israel, we distribute our products directly to hospitals, HMOs and retailers, and we market our products to physicians through our own sales force. We distribute our products primarily through third-party license and distribution relationships elsewhere in the world. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, we have assembled a diverse portfolio of therapeutic products and product candidates, many of which are currently being marketed, several of which are in registration or clinical trials and one of which is pre-clinical.

We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily at our corporate headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. We currently carry out research and development activities and manufacturing of our biotechnology-derived products primarily through Bio-Technology General (Israel) Ltd., our wholly owned subsidiary in Israel, which we refer to as BTG-Israel. As described below under the caption “New Strategic Direction,” we are in the process of exploring a potential divestiture of our Israeli business operations, including BTG-Israel.

Our financial results have been heavily dependent on Oxandrin sales since we introduced the product in December 1995. Sales of Oxandrin accounted for 41% of our net product sales in the first nine months of

Back to Contents

2004 and 49% of our net product sales in the first nine months of 2003. Sales of Oxandrin accounted for 46% of our net product sales in 2003, 48% in 2002 and 54% in 2001. Oxandrin net sales in the first nine months of 2004 were adversely impacted by returns during the period and provisions for future returns. Oxandrin sales in 2002 were adversely affected by our change to selling directly to wholesalers rather than through a third-party distributor. Several companies have filed drug master files with the FDA relating to a generic drug with oxandrolone, the same active pharmaceutical ingredient in Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, it is possible that the FDA may approve one or more generic versions of Oxandrin as early as the fourth quarter of 2004. The introduction of generic oxandrolone products would likely cause a significant decrease in our revenues from sales of Oxandrin, which would adversely affect us financially and could require us to scale back some of our business activities.

In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone. This petition cited a serious safety concern in patients concomitantly using Oxadrin and anticoagulant drugs containing warfarin. In addition, this petition cited concerns related to the physical-chemical properties of the oxandralone drug substance which are important for manufacturing quality assurance and place oxandralone in the FDA-defined category of “problem drugs” in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the U.S. market should, prior to the issuance of marketing approval, be required to also conduct a clinical study to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In each of August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA will respond. Since August 2004, we have received no further communication from the FDA regarding our petition.

We expect that sales of our human growth hormone product to our Japanese distributor will be relatively stable in the coming years, as moderate increases in sales volume will be partially offset by price decreases resulting from continuing pricing pressure from the Japanese Ministry of Health.

Sales of Delatestryl have decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004, and could continue to decrease further in the future.

We began to depreciate our new manufacturing facility in Be’er Tuvia, Israel and certain equipment in January 2004. We estimate that depreciation expense will aggregate approximately $3,500,000 to $4,000,000 annually once all equipment at the Be’er Tuvia facility is placed in service. As a result, cost of product sales as a percentage of product sales will increase in 2004 as compared to 2003.

New Strategic Direction

In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of our two product candidates currently in Phase 2 clinical trials – Prosaptide for neuropathic pain in patients with HIV/AIDS, and Puricase for severe, refractory gout. We also intend to concentrate on an active in-licensing program to access and develop novel compounds in clinical stage development.

As part of this new plan, we are proceeding with the process of exploring a potential divestiture of our Israeli business operations, including BTG-Israel. We expect that this divestiture would include existing biopharmaceutical product licensing arrangements outside of Israel, such as our human growth hormone product, Tev-Tropin, that we have licensed in the United States to Teva Pharmaceuticals, Ltd. We also expect that this divestiture would include products that are currently manufactured in Israel such as our Nuflexxa and Euflexxa products that are based on sodium hyaluronate and our BioLon product. Early in the fourth quarter of 2004, we made a confidential information memorandum available to prospective acquirers. We believe that a sale of our Israeli business operations on favorable terms should provide the incremental resources that we will require to fund the advancement of our drug development programs. However, we cannot assure you that

Back to Contents

we will be successful in completing such a divestiture or that any such divesture will generate sufficient proceeds to adequately fund our future operations.

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

We discuss our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and the Use of Estimates.” In addition to the critical accounting policies discussed in our Annual Report on Form 10-K, we have identified the following additional critical accounting policies:

Allowances for returns.     We recognize product sales when product is shipped and collectability is probable, net of discounts, sales incentives, sales allowances and sales returns.

Through December 31, 2003, sales returns had been minimal and insignificant to our results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, we became aware that retail customers of our wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product’s five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. Through the first six months of 2004, we issued credits to our wholesalers in the amount of $1,732,000 and recorded a provision for estimated future product returns totalling $2,959,000.

In the third quarter of 2004, we issued credits to our wholesalers in the amount of $1,563,000. We also determined that the rate of product returns was greater than that estimated in the previous quarter. On the basis of this information, we increased our estimates for future product returns and recorded an additional provision totalling $5,136,000 in the third quarter of 2004. For the nine months ended September 30, 2004, the aggregate provision for returns was $11,390,000. As of September 30, 2004, our provision for future returns, which may occur over several years, was $8,095,000.

We will continue to monitor our product returns. We regularly review the factors that influence our estimates including:

•	actual returns experience;

•	the demand for our products;

•	estimated inventory levels of our wholesaler customers; and

•	other relevant factors.

If necessary, we make adjustments when we believe that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for our products could result in material changes in the amount of returned product, and actual results may differ materially from our estimates.

Back to Contents

Inventory obsolescence.     We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. The reserves at September 30, 2004 were $2,200,000. In addition, we established loss contract reserves of $874,000 in the third quarter of 2004 for outstanding purchase orders and the resolution of other commitments that will be in excess of expected demand.

      Our inventories include Oxandrin inventories that we believe would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the fourth quarter of 2004, we estimate that such potential excess may be up to $7.0 million.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected on our statements of operations.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Products sales, net	91.6%	94.0%	92.6%	95.1%
Contract fees	0.9	1.2	0.8	1.0
Royalties	6.2	2.6	4.0	2.5
Other revenues	1.3	2.2	2.6	1.4

Total revenues	100.0	100.0	100.0	100.0%

Expenses:
Research and development	28.1	27.4	23.8	34.1
Marketing and sales	22.8	18.8	19.6	16.0
General and administrative	24.2	19.2	22.7	18.8
Retirement	2.7	—	—	—
Cost of product sales	33.4	15.7	36.5	14.4
Amortization of intangibles associated with acquisition	3.9	3.3	3.8	3.0
Commissions and royalties	5.9	4.2	6.1	5.1

Total expenses	121.0	88.6	112.5	91.4

Operating (loss) income	(21.0)	11.4	(12.5)	.8.6
Other (expense) income, net	(0.8)	4.2	0.0	10.4
(Loss) income before income taxes	(21.8)	15.6	(12.5)	19.0
Income taxes	23.4	5.0	4.4	6.1

Net (loss) income	(45.2)%	10.6%	(16.9)%	12.9%

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. The sources of revenue under our third-party arrangements include up front contract fees, funding for additional research, reimbursement for producing certain experimental materials, milestone payments and royalties on sales of product. Our funding for additional research conducted by our BTG-Israel subsidiary includes funding that we have historically received from the Office of the Chief Scientist of the State of Israel. We anticipate that product sales will constitute the majority of our revenues for the foreseeable future.

Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

Back to Contents

•	the amount and timing of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The decrease in the value of the U.S. dollar relative to the British pound sterling had the effect of increasing our revenues as measured in U.S. dollars by $905,000 for the three months ended September 30, 2004 and by $2,555,000 for the nine months ended September 30, 2004. The decrease in the value of the U.S. dollar relative to the British pound sterling had a negative effect on our expenses as measured in U.S. dollars. This decrease also had the effect of reducing our net loss for the three months ended September 30, 2004 by $314,000 and our net loss for the nine months ended September 30, 2004 by $790,000.

The following table summarizes net sales of our commercialized products as a percentage of net product sales for the periods indicated:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
	(dollars in thousands)
Oxandrin	$28,856	40.6%	$42,851	49.2%	$10,250	42.0%	$16,867	52.5%
Oral liquid pharmaceutical products	24,537	34.5	18,859	21.6	8,685	35.6	6,815	21.2
Human growth hormone	8,075	11.4	12,392	14.2	3,578	14.7	4,230	13.2
Delatestryl	4,218	5.9	7,185	8.3	483	2.0	2,593	8.1
BioLon	4,153	5.8	4,860	5.6	1,071	4.4	1,404	4.4
Other	1,202	1.8	963	1.1	341	1.3	203	0.6

Total	$71,041	100.0%	$87,110	100.0%	$24,408	100.0%	$32,112	100.0

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

•	increasing market penetration of our existing products;

•	expanding into new markets; and

•	commercializing additional products.

In particular, quarterly fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods.

Back to Contents

The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the periods indicated:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
	(dollars in thousands)
United States	$33,074	46.6%	$50,289	57.7%	$10,733	44.0%	$19,767	61.6%
United Kingdom	23,533	33.1	18,633	21.4	8,416	34.5	7,244	22.5
Other international	14,434	20.3	18,188	20.9	5,259	21.5	5,101	15.9

Total	$71,041	100.0%	$87,110	100.0%	$24,408	100.0%	$32,112	100.0%

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003

Revenues.     Total revenues decreased by $15,141,000, or 16.3%, in the nine months ended September 30, 2004 to $77,552,000 from $92,693,000 in the nine months ended September 30, 2003. The decrease in total revenues resulted primarily from the decrease in product sales, net, and other revenues, partially offset by an increase in royalties.

Product sales, net decreased by $16,069,000, or 18.4%, in the nine months ended September 30, 2004 to $71,041,000 from $87,110,000 in the nine months ended September 30, 2003. The decrease resulted primarily from decreases in net sales of Oxandrin, human growth hormone, Delatestryl, and BioLon, partially offset by an increase in sales of Rosemont’s oral liquid pharmaceutical products.

Sales of Oxandrin in the nine months ended September 30, 2004 were $28,856,000, a decrease of $13,995,000 or 32.7%, from $42,851,000 in the first nine months of 2003. This decrease resulted principally from the negative impact of returns of expiring product, from a provision for future returns and from lower purchases by wholesalers, primarily in the second quarter, as they completed the reduction in their inventory levels. Oxandrin prescription volumes remained steady in the first nine months of 2004. These decreases were partially offset by price increases since the first quarter of 2003.

Through December 31, 2003, Oxandrin sales returns had been minimal and insignificant to our results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, we became aware that retail customers of our wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product’s five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. For the nine months ended September 30, 2004, the aggregate provision for returns was $11,390,000. As of September 30, 2004, our provision for future returns was $8,095,000.

We will continue to monitor our product returns. We regularly review the factors that influence our estimates including:

•	actual returns experience;

•	the demand for our products;

•	estimated inventory levels of our wholesaler customers; and

•	other relevant factors.

If necessary, we make adjustments when we believe that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for our products could result in material changes in the amount of returned product, and actual results may differ materially from our estimates.

Sales of oral liquid pharmaceutical products in the nine months ended September 30, 2004 were $24,537,000, an increase of $5,678,000, or 30.1%, from $18,859,000 in the first nine months of 2003. A portion of the increase was attributable to the decrease in the value of the U.S. dollar relative to the British

Back to Contents

pound sterling. Measured in pounds sterling, Rosemont’s sales in the nine months ended September 30, 2004 increased by 15.6% over sales in the first nine months of 2003.

Sales of human growth hormone in the nine months ended September 30, 2004 were $8,075,000, a decrease of $4,317,000, or 34.8%, from $12,392,000 in the first nine months of 2003. Sales to our European distributor increased to $6,307,000 in the first nine months of 2004 from $6,028,000 in the first nine months of 2003. Sales to our Japanese distributor were $5,427,000 the first nine months of 2003. We had no sales to this distributor in the same period in 2004.

Sales of Delatestryl in the nine months ended September 30, 2004 were $4,218,000, a decrease of $2,967,000, or 41.3%, from $7,185,000 in the first nine months of 2003. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 as a result of the reintroduction of this competing generic product.

Sales of BioLon in the nine months ended September 30, 2004 were $4,153,000, a decrease of $707,000 or 14.5%, from $4,860,000 in the first nine months of 2003. In March 2004 we terminated our exclusive distribution agreement with Akorn, Inc. relating to the distribution of BioLon in the United States. We are currently seeking a new partner to market BioLon in the United States.

Contract fees were $672,000 in the nine months ended September 30, 2004 and $1,070,000 in the nine months ended September 30, 2003. These amounts represent mainly contract fees received in prior periods but earned and recognized in the nine months ended September 30, 2004 and 2003 in accordance with SAB 101.

Royalties in the nine months ended September 30, 2004 were $4,848,000, an increase of $2,423,000, or 100%, from $2,425,000 in the first nine months of 2003. These revenues consist principally of royalties that we receive from third-party sales of our Mircette, Silkis and insulin products. The increase in royalties in the first nine months of 2004 was primarily attributable to fees of $2,250,000 that we earned in the second quarter of 2004 as a result of the achievement of sales milestones under our license agreement with Diosynth b.v. relating to our insulin product.

Other revenues decreased by $1,097,000, or 52.5%, in the nine months ended September 30, 2004 as compared to the same period in 2003, primarily attributable to a decrease in partial research and development funding from the Office of the Chief Scientist of the State of Israel.

Research and development expense decreased by $3,573,000, or 14.1%, in the nine months ended September 30, 2004 to $21,811,000 from $25,384,000 in the nine months ended September 30, 2003. The prior year included Prosaptide toxicology studies and the expense for the production of clinical supplies for both Puricase and Prosaptide. Partially offsetting the absence of these expenses in 2004 were the costs to prepare Soltamox, our oral liquid formulation of tamoxifen, an off-patent drug for the treatment of both advanced and early stage breast cancers, for a U.S. regulatory filing and additional bioequivalence trials for Rosemont products.

Marketing and sales expense increased by $319,000, or 1.8%, in the nine months ended September 30, 2004 to $17,709,000 from $17,390,000 in the nine months ended September 30, 2004. The increase is primarily attributable to pre-marketing expenses for Nuflexxa in the United States.

General and administrative expense increased by $927,000, or 5.2%, in the nine months ended September 30, 2004 to $18,766,000 from $17,839,000 in the nine months ended September 30, 2003. The increase was primarily attributable to increases in consulting expenses related to our implementation of provisions of the Sarbanes-Oxley Act and the development of our new strategic plan offset, in part, by lower legal expenses.

Retirement expense of $2,110,000 in the nine months ended September 30, 2004 includes a provision for a retirement payment and other related benefits in connection with our previously disclosed retirement agreement with our former Chief Executive Officer. In June 2004, this former executive elected to receive his retirement payment in one lump sum. We made the payment on July 15, 2004.

Back to Contents

Cost of product sales increased by $11,301,000, or 77.6%, in the nine months ended September 30, 2004 to $25,857,000 from $14,556,000 in the nine months ended September 30, 2003. Cost of product sales as a percentage of product sales increased from 16.7% in the nine months ended September 30, 2003 to 36.4% in the nine months ended September 30, 2004. The increase is principally attributable to:

•	reductions in net product sales as a result of returns of expiring product and provisions for future returns;

•	expenses of $6,032,000 primarily for process validation and similar qualification activities relating to the operation of our manufacturing facility in Be’er Tuvia;

•	depreciation of $2,162,000 related to our Be’er Tuvia facility beginning in January 2004;

•	a reserve of $1,676,000 that we recorded against Delatestryl inventories that were in excess of projected demand for the product; and

•	loss contract reserves of $874,000.

In the first nine months of 2003, we capitalized the costs of operating the Be’er Tuvia facility and did not record depreciation on the facility because it was not yet ready for its intended use.

Cost of product sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin and human growth hormone have relatively low manufacturing costs relative to their sales prices; whereas BioLon, Delatestryl and Rosemont’s products have higher manufacturing costs relative to their sales prices.

Amortization of intangibles associated with acquisition.     In connection with our acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight-line method over the estimated useful life of approximately 20 years. We recorded $3,038,000 of amortization of these intangibles in the first nine months of 2004 and 2003.

Commissions and royalties expense was $4,530,000 in the nine months ended September 30, 2004, compared to $3,935,000 in the nine months ended September 30, 2003. The increase of $595,000, or 15.1%, is primarily attributable to increased commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on their purchases of Oxandrin for the long-term care market, partially offset by a decrease in royalties that we were required to pay for our Delatestryl and Mircette products due to a decrease in the sales of those products. Ross co-promotes Oxandrin with us in the United States to residents of long-term care facilities, who are particularly at risk for losing lean body mass. Prior to March 31, 2003, Ross had instead been able, under its agreement with us, to purchase Oxandrin from us at a discount which was classified as a sales allowance.

Other expense, net was $683,000 for the nine months ended September 30, 2004, compared to other income, net, of $3,938,000 for the nine months ended September 30, 2003. The change is primarily attributable to the write down in the value of our investment in Marco Hi-Tech JV, Ltd. In 2003, we agreed to invest an aggregate of $1,500,000 in Marco preferred stock and acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, we had invested $1,000,000 in Marco. In the second quarter of 2004, we elected not to make our final $500,000 investment in Marco. As a result, our preferred stock has converted into Marco common stock and our option to market Huperzine-A has terminated. Although we will continue to hold the Marco common stock, based on our assessment of the status of the development of Marco’s product candidate, we have written down the entire amount of our $1,000,000 investment in Marco. In addition, other income for the nine months ended September 30, 2003 included $3,354,000 of unamortized contract fees. During the third quarter of 2003, we agreed to terminate a distribution agreement with DuPuy Orthopaedics, Inc. that provided DuPuy with distribution rights to our Arthrease product to treat osteoarthritis. As a result of the termination of this agreement, we recognized as other income the remaining contract fees paid by DuPuy that we had previously deferred in accordance with SAB 101.

Back to Contents

Income taxes.     Provision for income taxes for the nine months ended September 30, 2004 was $18,136,000, compared to $4,636,000 for the nine months ended September 30, 2003. The increase in provision for income taxes was primarily attributable to the $16,272,000 valuation allowance that we recorded in the second quarter of 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction.

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

Revenues.     Total revenues decreased by $7,411,000, or 21.9%, in the three months ended September 30, 2004 to $26,370,000 from $33,781,000 in the three months ended September 30, 2003. The decrease was primarily attributable to the decrease in product sales, net, partially offset by an increase in royalties.

Product sales, net, decreased by $7,704,000, or 24%, in the three months ended September 30, 2004 to $24,408,000 from $32,112,000 in the third quarter of 2003. The decrease was primarily attributable to decreases in the net sales of Oxandrin, Human growth hormone, Delatestryl, and BioLon, partially offset by an increase in the sales of Rosemont’s oral liquid pharmaceutical products.

Sales of Oxandrin in the three months ended September 30, 2004, net of product returns and provision for future returns, were $10,250,000, representing a significant decrease from $16,867,000 in the third quarter of 2003. The decrease is primarily due to the effects of the returns and the provision for future returns.

Sales of oral liquid pharmaceutical products in the three months ended September 30, 2004 were $8,685,000, an increase of $1,870,000, or 27.4%, from $6,815,000 in the third quarter of 2003. A portion of the increase was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. Measured in pounds sterling, Rosemont’s sales in the three months ended September 30, 2004 increased by 14.3% over the sales in the third quarter of 2003.

Sales of human growth hormone were $3,578,000 in the three months ended September 30, 2004, a decrease of $652,000, or 15.4%, from $4,230,000 in the third quarter of 2003. Sales to our European distributor increased to $3,227,000 in the third quarter of 2004 from $1,757,000 in the third quarter of 3003. Sales to our Japanese distributor were $2,126,000 in the third quarter of 2003. We had no sales to this distributor in the third quarter of 2004.

Sales of Delatestryl in the three months ended September 30, 2004 were $483,000, a decrease of $2,110,000, or 81.4%, from $2,593,000 in the third quarter of 2003. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 as a result of the reintroduction of this competing generic product.

Contract fees were $222,000 in the three months ended September 30, 2004 and $327,000 in the three months ended September 30, 2003. These amounts represent mainly contract fees received in prior periods but recognized in the three-month periods ended September 30, 2004 and 2003 in accordance with SAB 101.

Royalties in the three months ended September 30, 2004 were $1,044,000, an increase of $189,000, or 22.1%, from $855,000 in the third quarter of 2003. The increase was primarily attributable to higher insulin product fees partially offset by a decrease in royalties earned on sales of our Mircette.

Other revenues increased by $210,000, or 43.1%, in the three months ended September 30, 2004 as compared to the same period in 2003, primarily attributable to the receipt of a grant from the Office of the Chief Scientist of the State of Israel.

Research and development expense decreased by $5,263,000, or 45.7%, in the three months ended September 30, 2004 to $6,265,000 from $11,528,000 in the three months ended September 30, 2003. The prior year included Prosaptide toxicology studies and the expense for the production of clinical supplies for both Puricase and Prosaptide. Partially offsetting the absence of these expenses in 2004 were the costs to prepare Soltamox for a U.S. regulatory filing and additional bioequivalence trials for Rosemont products.

Marketing and sales expense decreased by $237,000, or 4.4%, in the three months ended September 30, 2004 to $5,175,000 from $5,412,000 in the three months ended September 30, 2003. The decrease is

Back to Contents

primarily attributable to a reduction in Oxandrin marketing expense. As a percentage of product sales, marketing and sales expense increased to 21.2% in the three months ended September 30, 2004 from 16.9% in the third quarter of 2003, primarily as a result of the decrease in net product sales.

General and administrative expense decreased by $344,000, or 5.5%, in the three months ended September 30, 2004 to $5,999,000 from $6,343,000 in the three months ended September 30, 2003. The decrease was primarily attributable to lower legal expenses, partially offset by higher consulting expenses related to our implementation of provisions of the Sarbanes-Oxley Act.

Cost of product sales increased by $4,748,000, or 97.4%, in the three months ended September 30, 2004 to $9,624,000 from $4,876,000 in the three months ended September 30, 2003. Cost of product sales as a percentage of product sales increased from 15.2% in the three months ended September 30, 2003 to 39.4% in the three months ended September 30, 2004. The increase is principally attributable to:

•	reductions in net product sales as a result of expiring product and provisions for future returns;

•	a reserve of $1,676,000 that we recorded against Delatestryl inventories that were in excess of projected demand for the product;

•	expenses of $1,213,000 primarily for process validation and similar qualification activities relating to the operation of our manufacturing facility in Be’er Tuvia;

•	loss contract reserves of $874,000; and

•	depreciation of $646,000 related to our Be’er Tuvia facility which began operation in January 2004.

In 2003, we capitalized the costs of operating the Be’er Tuvia facility and did not record depreciation on the facility because it was not yet ready for its intended use.

Amortization of intangibles associated with acquisition.     We recorded $1,013,000 of amortization of intangibles related to our acquisition of Rosemont in the three months ended September 30, 2004 and September 30, 2003.

Commissions and royalties expense decreased by $84,000, or 4.9%, in the three months ended September 30, 2004 to $1,620,000 from $1,704,000 in the three months ended September 30, 2003, primarily as a result of a decrease in the sales of Delatestryl and Mircette.

Other income, net was $13,000 for the three months ended September 30, 2004, compared to $3,517,000 for the three months ended September 30, 2003. Other income in the three months ended September 30, 2003 relates primarily to the recognition of $3,354,000 of unamortized DuPuy contract fees.

Income taxes.     Provision for income taxes for the three months ended September 30, 2004 was $1,150,000, compared to $2,064,000 for the three months ended September 30, 2003. The decrease was primarily attributable to lower taxable earnings in the United States and Israel offset, in part, by higher taxable earnings in the United Kingdom.

Liquidity and Capital Resources

Our working capital at September 30, 2004 was $18,606,000, compared to $38,913,000 at December 31, 2003.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flow in the near future will be primarily determined by the levels of our net income, working capital requirements and financings, if any, that we may undertake. Net cash increased by $4,765,000 in the nine months ended September 30, 2004.

Net cash provided by operating activities was $9,073,000 in the nine months ended September 30, 2004, compared to $13,309,000 in the nine months ended September 30, 2003. Net loss was $35,088,000 in the nine months ended September 30, 2004, compared to net income of $9,853,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, net cash provided by operating activities

Back to Contents

was greater than our net loss principally as a result of the non-cash effect on net income of the $16,272,000 provision for income tax that we recorded in connection with the corresponding valuation allowance against our U.S. deferred tax assets. Net cash provided by operating activities also differed from our net loss in the first nine months of 2004 because of a decrease in accounts receivable, net of $20,282,000, depreciation and amortization of $4,848,000, amortization of intangible assets associated with acquisition of $3,038,000, an increase in accounts payable of $1,038,000 and the $1,000,000 write down in the value of our investment in Marco Hi-Tech JV, Ltd. The decrease in accounts receivable in the nine months ended September 30, 2004 is attributable principally to the decrease in product sales in the second quarter of 2004, to the collection of accounts receivable that were outstanding as of December 31, 2003 and a non-cash provision for product returns of $8,095,000. In addition, we recorded non-cash inventory reserves of $2,200,000 in the first nine months of 2004.

Net cash used in investing activities was $202,000 in the nine months ended September 30, 2004, compared to $6,529,000 in the nine months ended September 30, 2003. Net cash used in investing activities included capital expenditures of $2,377,000 in the first nine months of 2004 and $6,975,000 in the first nine months of 2003. We incurred these capital expenditures in the first nine months of 2004 primarily for the upgrade of Rosemont’s manufacturing facility and in the first nine months of 2003 primarily for the construction of our Be’er Tuvia manufacturing facility.

Net cash used in financing activities was $3,943,000 in the nine months ended September 30, 2004, compared to $2,405,000 in the nine months ended September 30, 2003. These amounts primarily reflected repayment of $5,262,000 of debt in the first nine months of 2004 and $4,238,000 in the first nine months of 2003, in each case partially offset by net proceeds from our issuance of common stock primarily pursuant to our employee stock purchase plan.

In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the costs of completing the construction of our Be’er Tuvia manufacturing facility. Loans under the credit facility bear interest at the rate of LIBOR plus 1%. The credit facility is secured by the assets of BTG-Israel and is guaranteed by us. At September 30, 2004, we had outstanding borrowings of $7,222,000 under the credit facility, of which $1,666,000 is due during the remainder of 2004 and the remaining $5,556,000 is due in 2005. Borrowings are repaid monthly in equal installments.

In June 2003, Rosemont commenced a modification of its manufacturing facility to obtain FDA approval for the manufacture of oral liquid pharmaceutical products for supply into the U.S. market. We estimated the total capital cost for this project to be approximately $2,000,000. We have subsequently increased that estimate to $2,500,000 as a result of additional identified requirements and the negative effects of currency fluctuations. We expended approximately $2,200,000 of this amount through September 30, 2004, including approximately $300,000 in the three months ended September 30, 2004. At September 30, 2004, we had committed approximately $200,000 in additional expenditures that we expect to complete during the remainder of 2004.

We believe that our cash resources as of September 30, 2004, together with anticipated product sales and anticipated proceeds from the divestiture of our Israeli business operations, will be sufficient to fund our ongoing operations and debt service obligations for the foreseeable future. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	our ability to divest our Israeli business operations on attractive terms or at all;

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

•	continued progress in our research and development programs, particularly with respect to Prosaptide and Puricase;

•
the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Prosaptide, Puricase and any other product candidates that we may seek to develop in the future

Back to Contents

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

If we are required to seek additional funding for our operations, we cannot assure you that we will be able to obtain additional funds or, if such funds are available, that such funding will be on acceptable terms. We continue to seek additional collaborative research and development and licensing arrangements in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered. However, we cannot assure you that we will be able to enter into any such agreements.

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

In July 2003, we commenced a Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy to supplement the findings of a previous Phase 2 clinical trial in patients with diabetes mellitus. We currently expect to complete this Phase 2 clinical trial in the third quarter of 2005. In February 2004 we initiated a Phase 2 clinical trial of Puricase, which we anticipate will be completed in late 2004.

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

Back to Contents

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether our ongoing clinical trials will be completed on schedule. Similarly, we do not know whether our planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials could also allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

The divestiture of our Israeli business operations will be complex, time-consuming and expensive, and may disrupt or distract our management and other employees. If we are unable to divest these operations on favorable terms, we may not achieve the expected benefits of our new strategic direction.

Also as part of the change in our strategic business plan, we are proceeding with the process of exploring a potential divestiture of our Israeli business operations, including our Bio-Technology General (Israel) Ltd. subsidiary. We believe that this divestiture would provide the incremental resources required to fund the advancement of our drug development programs. However, divestiture of our operations in Israel

Back to Contents

will be complex, time-consuming and expensive, and may disrupt or distract our management and other employees. We may not be able to sell our Israeli operations for an attractive price or at all. This divestiture could involve substantial transaction costs and we may not ultimately achieve expected benefits and cost reductions.

Risks Related to Our Business

A significant portion of our revenues is represented by sales of Oxandrin. Sales of Oxandrin have declined substantially during the first nine months of 2004 as compared to 2003. Oxandrin may begin facing generic competition as early as the fourth quarter of 2004, which would likely cause a significant further decrease in Oxandrin sales.

Net sales of Oxandrin for the first nine months of 2004 amounted to $28.9 million, representing approximately 41% of our net product sales for that period. Net sales of Oxandrin amounted to $57.6 million in 2003, representing 46% of net product sales, $45.9 million in 2002 representing 48% of net product sales, and $47.2 million in 2001 representing 54% of net product sales. Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, it is possible that the FDA may approve one or more generic versions of Oxandrin as early as the fourth quarter of 2004. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities.

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

In 2004, we experienced returns of expiring Oxandrin for the first time. Accordingly, our revenues from Oxandrin sales were reduced by approximately $11.2 million as a result of returns and sales return allowances that we recorded in the first nine months of 2004. As of September 30, 2004, $8.1 million of that amount remains as an allowance for future product returns. We will continue to monitor our products to assure that future reserves for returns are provided as appropriate. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Back to Contents

We cannot assure you that these financing alternatives will be available in the future to satisfy our cash requirements. Our BTG-Israel subsidiary has applied to the Office of the Chief Scientist for funding of a portion of its research and development activities, but we cannot assure you that the Chief Scientist will continue to provide funding to BTG-Israel. If we are successful in divesting our Israeli business operations, future funding from the Office of the Chief Scientist would not be available to us.

We expect that the repositioning of our company will require significant additional capital resources. Although we believe that a divestiture of our Israeli business operations on favorable terms would provide the incremental resources required to fund the advancement of our drug development programs, these goals may not be achieved due to unexpected events or our failure to achieve our goals, including as a result of:

•	our ability to divest our Israeli business operations on attractive terms or at all;

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

•	continued progress in our research and development programs, particularly with respect to Prosaptide and Puricase;

•
the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Prosaptide, Puricase and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the U.S. dollar;

•	the quality and timeliness of the performance of our third-party suppliers and distributors;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions; and

•	our ability to establish and maintain collaborative arrangements.

We cannot assure you that we will be able to obtain additional funds or, if such funds are available, that such funding will be on acceptable terms. If we raise additional funds by issuing equity securities, dilution to our then existing stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If adequate funds are not available, we may be required to significantly curtail one or more of our commercialization efforts or development programs or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

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

Back to Contents

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss. These patients’ need for Oxandrin may decrease as a result of the development of more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially. As a result, we are working to expand the use of Oxandrin to treat involuntary weight loss associated with other conditions, such as cancer, burns, non-healing wounds and chronic obstructive pulmonary disease. However, we may not be successful in our efforts.

Our products must compete with others to gain market acceptance and market share. An important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Significant competitive factors include:

•	capabilities of our collaborators;

•	product safety and efficacy;

•	timing and scope of regulatory approval;

•	product availability;

•	marketing and sales capabilities;

•	reimbursement coverage from insurance companies and others;

•	the amount of clinical benefits and side effects of our product candidates relative to their cost;

•	the method of administering a product;

•	price; and

•	patent protection.

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

Further, we depend on third parties for the supply of many of our products. The divestiture of our Israeli business operations will likely increase our reliance on third parties for the supply of our products. Failure of any third party to meet applicable regulatory requirement may adversely affect our profit margins or result in unforeseen delays or other problems beyond our control. For example, in July 2001, Bristol-Myers Squibb Company ceased manufacturing Delatestryl for us when it closed the manufacturing facility at which it produced Delatestryl. Risks involved with engaging third-party suppliers include:

Back to Contents

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

In October 2003 the FDA issued an approvable letter with respect to our Nuflexxa product candidate for the treatment of pain associated with osteoarthritis of the knee. The FDA stated in the letter that final FDA approval was subject to satisfactory inspection of our new manufacturing facility in Israel and finalization of product labeling. In December 2003 we filed with the FDA an amendment to our pre-market approval application, detailing the manufacture of Nuflexxa, in our new facility. The FDA inspection, which is a prerequisite to obtaining final FDA approval to market Nuflexxa in the United States, took place in August 2004. We expect a final determination from the FDA within the next few months. If we do not receive regulatory approval for the Be’er Tuvia facility, we would likely be unable to meet the anticipated increased demand for our products.

During 2003 we transferred BioLon and Savient HA manufacturing to the Be’er Tuvia facility. We expect to transfer human growth hormone manufacturing operations to the Be’er Tuvia facility in 2004 and 2005 and file for regulatory approval for the transfer during 2005. The manufacture of each product at the Be’er Tuvia facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the Be’er Tuvia facility. Prior to transferring the manufacturing for each product to the Be’er Tuvia facility, we plan to build inventory of

Back to Contents

such product that we believe will be adequate to meet demand over the period required to transfer the manufacturing operations and have them inspected and approved. If it takes longer than expected to complete the transfer or obtain regulatory approval or demand for our product exceeds our expectations, our ability to meet our customers’ requirements for their products will be adversely affected.

We have limited marketing capability and experience and rely on third parties to market many of our products. If these third parties do not meet our performance expectations, our sales may be adversely affected.

We depend on third-party licensees to distribute and market many of our products, including Bio-Tropin, Biolon, Mircette, Silkis, Bio-Hep-B, Nuflexxa, Euflexxa and insulin products. The success of these arrangements depends on each licensee’s own financial, competitive, marketing and strategic considerations, which include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others. Furthermore, the amounts of any payments to be received by us under our license agreements from sales of product by licensees will depend on the extent to which our licensees devote resources to the development and commercialization of the products. Although we believe that our licensees have an economic motivation to commercialize their products, we have no effective control over the licensees’ commercialization efforts.

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

Back to Contents

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

•
The areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties, may be limited as a result of non-competition provisions of our strategic alliance agreements.

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

Back to Contents

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

We have recently made significant changes in our senior management team. On July 13, 2004, Christopher Clement, who had been our president and chief operating officer, became our president and chief executive officer. On May 28, 2004, Philip K. Yachmetz joined us as senior vice president and general counsel and on August 23, 2004, Lawrence A. Gyenes joined us as senior vice president, chief financial officer and treasurer. Our success will depend in part on our ability to attract, retain and motivate highly qualified personnel and to maintain continuity and stability within our management team.

There is a great deal of competition from other companies and research and academic institutions for the limited number of scientists with expertise in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations and execute on our business plan. We generally do not enter into employment agreements with any of our scientific personnel. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees.

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our product sales outside the United States accounted for approximately 53% of our total product sales for the first nine months of 2004 and 44% of our total product sales in 2003. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

Back to Contents

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

As discussed elsewhere in these risk factors, we are in the process of exploring a potential divestiture of our Israeli business operations. The risks associated with owning operations in Israel may reduce the number of prospective buyers for our Israeli operations, and could adversely affect the price we would receive in a divestiture.

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

In addition, members of our board of directors prior to June 2003 and Arthur Andersen LLP, our prior auditor, were named in derivative actions that claimed, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system. While these derivative suits were dismissed by the court, we have received a letter on behalf of a purported

Back to Contents

stockholder demanding that we commence an action against most of our directors, certain former directors, Arthur Andersen and others who were responsible for the actions that resulted in the restatement of our financial statements. A special committee of our board of directors, consisting of directors who were not directors prior to our June 2003 annual meeting of stockholders, has investigated this demand and has determined that litigation relating to this matter should not proceed.

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

Back to Contents

competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office or in another patent office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:

•	cease selling products or undertaking processes that are claimed to be infringing a third party’s intellectual property;

•	obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property’s owner, which licenses may not be available on reasonable terms, or at all;

•	redesign those products or processes that are claimed to be infringing a third party’s intellectual property; or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

We are currently a party to several lawsuits and disputes regarding intellectual property, including:

•	with Genentech, relating to human growth hormone in Israel;

•	with Novo Nordisk, relating to human growth hormone in the United States; and

•	with Barr Laboratories, relating to Mircette in the United States.

These lawsuits, which are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section titled “Item 3. Legal Proceedings”, have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. We have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, these lawsuits, regardless of their eventual outcomes, have been, and will continue to be, costly and time- consuming. Furthermore, we could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition.

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

Back to Contents

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

The market price of our common stock could be adversely affected by future exercises of outstanding stock options and the issuance of common stock in acquisitions of businesses, products or other technologies. At September 30, 2004, options to purchase an aggregate of approximately 8 million shares of common stock were outstanding. A portion of these options have exercise prices below the current market price of the common stock. Shares of common stock issuable upon exercise of these outstanding options will be freely tradable without restriction, unless held by one of our affiliates. The sale of a significant amount of these shares at one time could adversely affect the market price of our common stock.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

•	the amount and timing of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

Back to Contents

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

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

Our certificate of incorporation also authorizes us to issue up to 4 million shares of preferred stock in one or more different series with terms fixed by our board of directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. While our board of directors has no current intention or plan to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. While we

Back to Contents

anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effects on our operations in part because there is no precedent available by which to measure compliance adequacy. In addition, we previously disclosed a “material weakness” in our internal controls relating to our communication with and supervision of our accounting staff at our Israeli subsidiary. We have implemented steps to remediate this weakness in our internal controls that we believe have addressed the material weakness. However, to the extent we have not fully remediated this weakness or if we experience additional material weaknesses in the future, we may not be able to comply with the requirements of Section 404. We have indentified the need to consider the mix and the possible addition of staff with accounting research and tax expertise. In addition, we are taking steps to improve the segregation of duties among the relatively small number of our employees who deal with general, administrative and financial matters at each of our three primary business locations. If we are not able to adequately segregate these functions, particularly as they relate to inventory management, sales order processing, treasury, payroll and procurement processing functions, we may not be able to comply with the requirements of Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigations by regulatory authorities, such as the Securities and Exchange Commission or the NASDAQ National Market. Any such action could adversely affect our financial results and the market price of our common stock.

Back to Contents

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

Our obligations under our credit facility bear interest at floating rates. Therefore, changes in prevailing interest rates affect our interest expense. As of September 30, 2004, the outstanding principal amount of our credit facility was $7,222,000. A 100 basis point increase in market interest rates would result in an increase to our annual interest expense of $72,000 before giving effect to required monthly principal payments.

Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in commercial paper, time deposits and other debt instruments. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and other market conditions.

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations. Our results of operations for the first nine months of 2003 and the first nine months of 2004 benefited from the decrease in value of the U.S. dollar relative to the British pound sterling and to the euro. We manage our Israeli operations with the objective of protecting against any material net financial loss from the effects of Israeli inflation and currency devaluations on our non-U.S. dollar assets and liabilities, as measured in U.S. dollars. The cost of our operations in Israel, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset, or is offset on a lagging basis, by a devaluation of the Israeli Shekel relative to the U.S. dollar. To date, BTG-Israel’s revenues, as measured in Shekels, have consisted primarily of research funding from the Office of the Chief Scientist of the State of Israel, as well as product sales in Israel. To the extent that BTG-Israel’s expenses as measured in Shekels exceed its revenues in Shekels, devaluations of the Shekel have been and will continue to be a benefit to our financial condition. However, should BTG-Israel’s revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect our financial condition. Furthermore, to the extent the devaluation of the Shekel relative to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, our financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the course of their review of the financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Grant Thornton LLP, our independent auditors, informed our management and our audit committee that they identified deficiencies in our internal controls relating to our communication with and supervision of our accounting staff at our Israeli subsidiary, Bio-Technology General (Israel) Ltd. These deficiencies were identified in connection with the manner in which the accounting staff at our Israeli subsidiary accounted for inter-company revenues and costs of good sold during the second quarter of 2004. Grant Thornton informed us that they believe that these deficiencies constituted a “material

Back to Contents

weakness” in our internal controls. However, we have no reason to believe that this weakness resulted in any material inaccuracies to our financial statements in that the transaction in question had been properly accounted for in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

In response to this situation, we implemented the following steps to remediate this weakness in our internal controls:

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

We believe that the steps taken to date have addressed the material weakness that affected our disclosure controls and procedures as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. We will continue with our ongoing evaluation and will improve our disclosure controls as necessary to assure their effectiveness.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings to which we are a party or are subject, see our Annual Report on Form 10-K for the year ended December 31, 2003 in the section titled “Item 3. Legal Proceedings.”

On August 3, 2004, the United States District Court for the District of Delaware found in our favor in our litigations with Novo Nordisk. The court, among other things, reversed the earlier decision of the U.S. Patent and Trademark Office in favor of Novo Nordisk, declared Novo Nordisk’s U.S. Patent No. 6,6333,352, relating to human growth hormone, unenforceable due to inequitable conduct and also declared Novo Nordisk’s patent invalid for lack of novelty. As a result of this ruling, we expect Teva Pharmaceutical Industries Ltd. to bring our human growth hormone product to market in the United States later this year. We currently have an agreement with Teva granting Teva exclusive marketing rights for our human growth hormone product in the United States, under the brand name Tev-Tropin. Novo Nordisk has appealed the District Court decision and we have filed motions to dismiss their appeals.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By: /s/ Christopher Clement
        Christopher Clement
        President and Chief Executive Officer
        (Principal Executive Officer)

        /s/ Lawrence A. Gyenes
        Lawrence A. Gyenes
        Senior Vice President, Chief Financial
        Officer and Treasurer
        (Principal Financial and Accounting Officer)

Dated: November 8, 2004

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (1)
3.2	By-laws, as amended (2)
10.1	Employment agreement dated August 23, 2004, between Lawrence A. Gyenes and the Registrant (3)
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Statement pursuant to 18 U.S.C. §1350
32.2	Statement pursuant to 18 U.S.C. §1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated October 7, 1998.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated August 27, 2004.