Form 10-Q/A
period 2004-03-31
SAVIENT PHARMACEUTICALS INC
filed 2005-02-22
CIK 722104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Savient Pharmaceuticals, Inc. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect the restatement of its unaudited financial statements for the quarterly period ended March 31, 2004. As previously announced in its Current Report on Form 8-K filed on January 6, 2005 with the Securities and Exchange Commission (the “SEC”), the restatement results from a change in the manner in which Savient recognizes revenue for certain of its product sales, as more fully described in Part I, Item 1, Note 7 of this Form 10-Q/A. The change described above will have no effect on Savient’s previously reported results for the full year ended December 31, 2003.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This Form 10-Q/A includes changes to Part I, Items 1, 2 and 4, and Part II, Item 6. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I. FINANCIAL INFORMATION

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2004 (Restated)	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,098	$17,219
Short-term investments	5,571	5,582
Accounts receivable, net	29,901	33,375
Inventories	20,146	20,216
Deferred income taxes	2,938	2,888
Prepaid expenses and other current assets	4,406	4,163
Total current assets	83,060	83,443
Property and equipment, net	70,095	70,426
Intangible assets, net	74,725	75,743
Goodwill	40,121	40,121
Deferred income taxes	13,766	13,767
Severance pay funded	2,649	2,660
Other assets (including restricted cash of $1,280)	4,778	4,380
Total assets	$289,194	$290,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $3,953 at March 31, 2004 and $4,774 at December 31, 2003)	$17,912	$16,816
Current portion of long-term debt	7,027	7,020
Deferred revenues	867	848
Other current liabilities	17,230	19,846
Total current liabilities	43,036	44,530
Long-term debt	4,144	5,903
Deferred revenues	8,098	7,836
Severance pay	5,985	5,851
Negative goodwill	16,028	16,028
Deferred income taxes	22,466	22,962
Commitments and contingent liabilities (note 6)
Stockholders’ equity:
Preferred stock - $.01 par value; 4,000 shares authorized no shares issued	—	—
Common stock - $.01 par value; 150,000 shares authorized; issued: 59,806 at March 31, 2004 and 59,618 at December 31, 2003	598	595
Additional paid-in capital	217,147	216,706
Accumulated deficit	(30,753)	(31,931)
Accumulated other comprehensive income	2,445	2,060
Total stockholders’ equity	189,437	187,430
Total liabilities and stockholders’ equity	$289,194	$290,540

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2004 (Restated)	2003
Revenues:
Product sales, net	$32,201	$26,950
Contract fees	230	366
Royalties	932	523
Other revenues	40	137
	33,403	27,976
Expenses:
Research and development	8,664	6,448
Marketing and sales	6,666	6,571
General and administrative	5,372	5,051
Cost of sales	8,651	4,486
Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	1,403	411
	31,769	23,980
Operating income	1,634	3,996
Other income, net	73	382
Income before income taxes	1,707	4,378
Income taxes	529	1,396
Net income	$1,178	$2,982
Earnings per common share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Weighted average number of common and common equivalent shares:
Basic	59,734	58,840
Diluted	60,331	58,895

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit (Restated)	Comprehensive (Loss) Income	Equity (Restated)
Balance, December 31, 2003	59,618	$595	$216,706	$(31,931)	$2,060	$187,430
Comprehensive income:
Net income for three months ended March 31, 2004				1,178		1,178
Unrealized loss on marketable securities, net					(61)	(61)
Currency translation adjustment					446	446
Total comprehensive income						1,563
Issuance of common stock	188	3	441		444	444
Balance, March 31, 2004	59,806	$598	$217,147	$(30,753)	$2,445	$189,437

The accompanying notes are an integral part of this consolidated financial statement.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004 (Restated)	2003
Cash flows from operating activities:
Net income	1,178	$2,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,510	1,032
Amortization of intangible assets associated with acquisition	1,013	1,013
Deferred revenues	281	(388)
Deferred income taxes	(545)	(361)
Provision for severance pay	134	29
Gain on sales of short-term investments	—	(25)
Gain on sales of fixed assets	—	(2)
Common stock issued as payment for services	20	125
Changes in:
Accounts receivables	3,474	14,447
Inventories	70	717
Prepaid expenses and other current assets	(243)	304
Accounts payable	1,096	(7,592)
Other current liabilities	(2,616)	(2,514)
Net cash provided by operating activities	5,372	9,767
Cash flows from investing activities:
Short-term investments	(519)	(266)
Capital expenditures	(1,155)	(1,738)
Other investments	(500)	—
Changes in other long-term assets	82	(3)
Severance pay funded	11	(16)
Cash paid in acquisition	—	(41)
Proceeds from sales of fixed assets	—	2
Proceeds from sales of short-term investments	471	872
Net cash used in investing activities	(1,610)	(1,190)
Cash flows from financing activities:
Repayment of long-term debt	(1,753)	(1,668)
Proceeds from issuance of common stock	424	343
Net cash used in financing activities	(1,329)	(1,325)
Effect of exchange rate changes	446	(171)
Net increase in cash and cash equivalents	2,879	7,081
Cash and cash equivalents at beginning of period	17,219	12,211
Cash and cash equivalents at end of period	$20,098	$19,292
Supplementary Information
Other information:
Income tax paid	$1,063	$1,613
Interest paid	$77	$193

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Throughout these Notes to Consolidated Financial Statements, all amounts and comparisons reflect balances and amounts on a restated basis. For information on the restatements, see Note 7, Restatement.

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

Inventories at March 31, 2004 and December 31, 2003 are summarized below:

	March 31, 2004	December 31, 2003
	(Restated) (Unaudited)
	(In thousands)
Raw material	$5,182	$6,635
Work in process	3,159	1,720
Finished goods	11,805	11,861
Total	$20,146	$20,216

Note 3:   Net Product Sales

Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. The terms of sale offered to customers include transfer of title upon delivery, transfer of title upon delivery to the customer’s shipper or carrier, and transfer of title upon shipping.

Through December 31, 2003, sales returns have been minimal and insignificant to the Company’s results of operations. In the three months ended March 31, 2004, the Company recorded a sales return

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended March 31,
	2004 (Restated)	2003
	(Unaudited)
	(In thousands, except per share data)
Net income (loss)
As reported	$1,178	$2,982
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,800	3,666
Pro forma	$(622)	$(684)
Basic earnings (loss) per common share
As reported	$0.02	$0.05
Pro forma	$(0.01)	$(0.01)
Diluted earnings (loss) per common share
As reported	$0.02	$0.05
Pro forma	$(0.01)	$(0.01)

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The United States Internal Revenue Service is conducting an audit of the Company’s tax return for the year ended December 31, 2002. The Company is also subject to other ongoing tax audits in the City of New York and State of New Jersey. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on its financial position.

7. Restatement

The Company has historically recognized product revenues when product shipped and collectability was probable, net of discounts, sales incentives, sales allowances and reserves for sales returns. However, the Company has determined that its contracts with its most significant U.S.-based customers have included terms that transfer title to product upon delivery. These contracts cover the majority of the Company’s sales to U.S. drug wholesalers beginning in 2003.  In general, the Company’s shipping methods take up to five business days from shipment until delivery. As a result, some revenues were recognized up to five days earlier than permitted under generally accepted accounting principles. This correction does not affect the amount of revenue that the Company will ultimately recognize, although it will affect (by one to five days) the timing of revenue recognition. As a result, some shipments made during the final week of a quarter should have been recognized in the subsequent quarter.

The Company has restated its previously issued financial statements for the quarterly period ended March 31, 2004.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables disclose the impact of the restatement:

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
RESTATEMENT OF CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31, 2004
	As previously reported	As restated
Product sales, net	$32,371	$32,201
Total revenues	33,573	33,403
Cost of product sales	8,663	8,651
Total expenses	31,781	31,769
Operating income (loss)	1,792	1,634
Income (loss) before income taxes	1,865	1,707
Income taxes	577	529
Net income (loss)	$1,288	$1,178
Earnings (loss) per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
RESTATEMENT OF CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands)

	March 31, 2004
	As previously reported	As restated
Accounts receivable, net	$30,097	$29,901
Inventories	20,134	20,146
Total current assets	83,244	83,060
Total assets	$289,378	$289,194
Accounts payable	17,960	17,912
Other current liabilities	17,256	17,230
Total current liabilities	43,110	43,036
Total liabilities	99,831	99,757
Accumulated deficit	(30,643)	(30,753)
Total stockholders’ equity	189,547	189,437
Total liabilities and stockholders’ equity	$289,378	$289,194

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

The unaudited interim financial statements as of March 31, 2004 and for the three month period ended March 31, 2004 included in this Form 10-Q/A have been restated as discussed in Item 1, Part I, Note 7 of this Form 10-Q/A. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2004, as originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Original Form 10-Q”) that was affected by the restatement has been amended and restated to the extent affected. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Items 1, 2 and 4, and Part II, Item 6, solely to reflect the impact of the restatement and related matters.

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

Net Product Sales.   We recognize product sales when title to the product has transferred to our customers in accordance with the terms of sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. The terms of sale offered to customers include transfer of title upon delivery, transfer of title upon delivery to the customer’s shipper or carrier, and transfer of title upon shipping.

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

	Three Months Ended March 31,
	2004 (Restated)	2003
Revenues:
Products sales, net	96.4%	96.3%
Contract fees	0.7	1.3
Royalties	2.8	1.9
Other revenues	0.1	0.5
Total	100.0%	100.0%
Expenses:
Research and development	25.9	23.0
Marketing and sales	20.0	23.5
General and administrative	16.1	18.1
Cost of sales	25.9	16.0
Amortization of intangibles associated with acquisition	3.0	3.6
Royalties	4.2	1.5
Total	95.1	85.7
Operating income	4.9	14.3
Other income, net	0.2	1.4
Income before income taxes	5.1	15.7
Income taxes	1.6	5.0
Net income	3.5%	10.7%

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

The following table summarizes Savient’s sales of its commercialized products as a percentage of total product sales for the periods indicated:

	Three Months Ended March 31,
	2004 (Restated)		2003
	(dollars in thousands)
Oxandrin®	$18,423	57.2%	$11,863	44.1%
Human growth hormone	1,928	6.0%	4,430	16.4
BioLon™	1,503	4.7%	1,633	6.1
Delatestryl®	2,704	8.4%	3,150	11.7
Oral liquid pharmaceutical products	7,204	22.4%	5,622	20.8
Other	439	1.4%	252	0.9
Total	$32,201	100.0%	$26,950	100.0%

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

The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the period indicated:

	Three Months Ended March 31,
	2004 (Restated)		2003
	(dollars in thousands)
United States	$21,128	65.6%	$14,950	55.5%
United Kingdom	7,101	21.1%	5,405	20.1
Other International	3,972	12.3%	6,595	24.4
Total	$32,201	100.0%	$26,950	100.0%

Comparison of Three Months Ended March 31, 2004 and March 31, 2003.

Revenues.   Total revenues increased 19.4% in the three months ended March 31, 2004 to $33,403,000 from $27,976,000 in the three months ended March 31, 2003. The increase in total revenues from the comparable prior period was mainly due to the increase in product sales.

Product sales, net increased by $5,251,000, or 19.5%, in the three months ended March 31, 2004 from the comparable prior period in 2003. The increase in product sales, net was attributable to the increase in sales of Oxandrin and oral liquid pharmaceutical products, partially offset by decreases in sales of human growth hormone and Delatestryl.

Oxandrin sales in the three months ended March 31, 2004 were $18,423,000, an increase of $6,560,000 or 55.3%, from the three months ended March 31, 2003. The increase in Oxandrin sales in the first quarter of 2004 as compared to the first quarter of 2003 is due in large part to increased end-user demand, interim price increases since the first quarter of 2003, increased wholesaler purchases in anticipation of an announced April 2004 price increase and the completion, in the first quarter of 2003, of our transition to a direct to wholesaler sales model, which adversely affected sales in the first quarter of 2003, partially offset by a provision for returns of expiring 10-mg product. Until the fourth quarter of 2002, Savient sold its Oxandrin to Accredo Health, Incorporated and its predecessors, which then sold the product to wholesalers. With the introduction of the 10-mg tablet, Savient began to sell Oxandrin directly to wholesalers, although Accredo continued to distribute the 2.5-mg Oxandrin tablet through the first quarter of 2003 until it completed the liquidation of its inventory position in March 2003. Oxandrin sales in the first quarter of 2003 were lower than actual demand as Accredo reduced its then inventory levels by selling more product to wholesalers than it purchased from Savient. Historically, we have experienced almost no returns on the 2.5-mg Oxandrin tablet because of its five year shelf-life. However, the 10-mg tablet currently only has a two-year shelf life. In the first quarter of 2004 we recorded a sales return allowance of $1,085,000 to cover anticipated returns of the 10-mg Oxandrin tablet that was produced in the second half of 2002 for the initial launch of the 10-mg tablet. We will continue to monitor the product to assure that future reserves for returns are recorded as appropriate. Changes in facts and circumstances and the demand for Oxandrin could result in material changes in the amount of Oxandrin returned to us, and actual results may differ materially from our estimates.

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

Sales of Delatestryl in the three months ended March 31, 2004 were $2,704,000, a decrease of $446,000, or 14.2%, compared to the first quarter of 2003. Sales in the first quarter of 2003 were favorably impacted by customer purchases in anticipation of a price increase. In addition, a competing generic product was reintroduced into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 due to the reintroduction of the competing generic product. Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

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

Marketing and sales expense in the three months ended March 31, 2004 increased by 1.4% to $6,666,000 from $6,571,000 last year. As a percentage of product sales, marketing and sales expense decreased to approximately 20.7% in the first quarter of 2004 from 24.4% for the three months ended March 31, 2003, primarily because our product sales grew faster than our marketing and sales expense. These expenses primarily related to the sales and marketing force in the United States that the Company established to promote distribution of Oxandrin in the United States and Rosemont’s marketing and sales force.

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

Cost of sales increased by 92.8% in the three months ended March 31, 2004 to $8,651,000 from $4,486,000 in the three months ended March 31, 2003. Cost of sales as a percentage of product sales increased to 26.9% in the three months ended March 31, 2004 from 16.6% in the comparable period last year. The major portion of the increase is attributable to expenses of $2,331,000 for the three months ended March 31, 2004 relating to the operation of the new Be’er Tuvia manufacturing facility. Comparable costs had been capitalized during the three months ended March 31, 2003, as the facility was not yet ready for its intended use. Additionally, depreciation of the Be’er Tuvia facility, including certain equipment placed in service, commenced during the three months ended March 31, 2004, resulting in an additional charge to cost of sales of $563,000. The remaining $1,283,000 of the increase is attributable principally to the cost of increased sales and, to a lesser extent, the under-absorption of production-related overhead at the Rosemont manufacturing facility attributable to a 3-month shutdown to allow for an upgrade of its manufacturing facility in order to obtain FDA approval to enable Rosemont to manufacture oral liquid products for supply into the U.S. market. Excluding the depreciation charges and the expenses that in the 2003 period were capitalized, cost of sales as a percentage of product sales would have been 17.8%. Oxandrin and human growth hormone have a relatively low cost of manufacture as a percentage of product sales, while BioLon, Delatestryl and Rosemont’s products have higher costs to manufacture as a percentage of product sales. Cost of sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold. We expect cost of sales to continue to increase in 2004 as we begin to depreciate more of the equipment for our new manufacturing facility as it comes into service. We currently anticipate that depreciation on the entire facility, including all equipment, will aggregate approximately $3,500,000 to $4,000,000 annually.

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

Income Taxes.   Provision for income taxes for the three months ended March 31, 2004 was $529,000, representing approximately 31.0% of income before income taxes, as compared to $1,396,000, or 31.9% of income before income taxes, in the comparable period last year. Savient’s consolidated effective tax rate differs from the U.S. statutory rate because the U.K. and Israel statutory rates differ from the U.S. statutory rate and various tax benefits, tax credits and similar items which reduce the effective tax rate.

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

Liquidity and Capital Resources

Our working capital at March 31, 2004 was $40,024,000, as compared to $38,913,000 at December 31, 2003.

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

Net cash provided by operating activities was $5,372,000 and $9,767,000 in the three months ended March 31, 2004 and 2003, respectively. Net income was $1,178,000 and $2,982,000 in the same periods, respectively. In the three months ended March 31, 2004, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $3,474,000, depreciation and amortization of $1,510,000 and amortization of intangible assets associated with acquisition of $1,013,000 and an increase in accounts payable of $1,096,000, partially offset by a decrease in other current liabilities of $2,616,000. In the three months ended March 31, 2003, net cash provided by operating activities was greater than net income primarily due to a decrease in accounts receivable of $14,447,000, depreciation and amortization of $1,032,000 and amortization of intangible assets associated with acquisition of $1,013,000, partially offset by a decrease in accounts payable and other current liabilities of $7,592,000 and $2,514,000, respectively.

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

Net cash used in financing activities was $1,329,000 and $1,325,000 in the three months ended March 31, 2004 and 2003, respectively, representing in both 2004 and 2003, respectively, repayment of

$1,753,000 and $1,668,000 of debt, partially offset by net proceeds from issuance of common stock primarily pursuant to our employee stock purchase plan.

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

We believe that the steps taken to date have adequately addressed the material weakness. We will continue with our ongoing evaluation and will improve our disclosure controls as necessary to assure their effectiveness.

Additionally, as previously announced in our Current Report on Form 8-K filed on January 6, 2005 with the SEC, we have determined that our contracts with our most significant U.S.-based customers have included terms that transfer title to the product upon delivery. The contracts cover the majority of our sales to U.S. drug wholesalers beginning in 2003. In general, our shipping methods take up to five business days from shipment until delivery. As a result, some revenues may have been recognized up to five days earlier than permitted under generally accepted accounting principles. This correction does not affect the amount of revenue that we will ultimately recognize, although it will affect (by one to five days) the timing of revenue recognition. As a result, some shipments made during the final week of a quarter should have been recognized in the subsequent quarter.

We have concluded that the lack of internal controls relating to shipping terms under customer contracts and related revenue recognition constituted a material weakness in the design and operation of our internal controls. In a letter to the audit committee of our board of directors dated January 6, 2005 (and delivered to us on February 14, 2005), Grant Thornton informed us that it has reached the same conclusion. Prior to receiving this letter from Grant Thornton, we had instituted additional procedures and controls to remediate this material weakness, including:

•  establishing and improving communications guidelines between departments;

•  reviewing customer billing terms and determinations of revenue recognition;

•  instituting periodic reviews of material agreements for customer billing terms and determination of actual delivery dates for shipments; and

•  modifying our accounting policies and procedures manual related to revenue recognition and including requirements for approval of changes in agreements and related revenue recognition implications.

As a result of the remediation steps described above, we have concluded that the above described material weakness relating to  shipping terms and related revenue recognition has been remediated.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 22, 2005