Form 10-Q/A
period 2004-06-30
SAVIENT PHARMACEUTICALS INC
filed 2005-02-22
CIK 722104

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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


                                 (732) 418-9300
              (Registrant's telephone number, including area code)


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

   Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |X|   No |_|

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of August 5, 2004 was 60,251,265.
===============================================================================

                                EXPLANATORY NOTE

   Savient Pharmaceuticals, Inc. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 to reflect the restatement of its unaudited financial statements for the quarterly and year-to-date periods ended June 30, 2004. As previously announced in its Current Report on Form 8-K filed on January 6, 2005 with the Securities and Exchange Commission (the "SEC"), the restatement results from a change in the manner in which Savient recognizes revenue for certain of its product sales, as more fully described in Part I, Item 1, Note 8 of this Form 10-Q/A. The change described above will have no effect on Savient's previously reported results for the full year ended December 31, 2003.

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

                         SAVIENT PHARMACEUTICALS, INC.


                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2004


                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                                PART I - FINANCIAL INFORMATION
ITEM 1.       Consolidated Financial Statements                                                    3

              Consolidated Balance Sheets at June 30, 2004 and December 31, 2003                   3

              Consolidated Statements of Operations for the three and six months ended
               June 30, 2004 and 2003                                                              4

              Consolidated Statement of Changes in Stockholders' Equity for the
               six months ended June 30, 2004                                                      5

              Consolidated Statements of Cash Flows for the six months ended
               June 30, 2004 and 2003                                                              6

              Notes to Consolidated Financial Statements                                           7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          13

              Risk Factors That May Affect Results                                                24

ITEM 4.       Controls and Procedures                                                             39

                                                 PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                                    41

              Signatures                                                                          42

              Exhibit Index                                                                       43

                         PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       JUNE 30,
                                                         2004       DECEMBER 31,
                                                      (RESTATED)        2003
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents .......................     $ 21,021       $ 17,219
 Short-term investments ..........................        5,370          5,582
 Accounts receivable, net ........................       13,903         33,375
 Inventories .....................................       19,918         20,216
 Deferred income taxes ...........................          252          2,888
 Prepaid expenses and other current assets .......        3,815          4,163
                                                       --------       --------
   Total current assets...........................       64,279         83,443
Property and equipment, net ......................       68,912         70,426
Intangible assets, net ...........................       73,713         75,743
Goodwill .........................................       40,121         40,121
Deferred income taxes ............................           --         13,767
Severance pay funded .............................        2,815          2,660
Other assets (including restricted cash of
  $1,280).........................................        3,778          4,380
                                                       --------       --------
   Total assets...................................     $253,618       $290,540
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable (including income tax payable
   of $1,546 at June 30, 2004 and $4,774 at
   December 31, 2003).............................     $ 14,492       $ 16,816
 Current portion of long-term debt ...............        7,034          7,020
 Deferred revenues ...............................          880            848
 Other current liabilities .......................       18,851         19,846
                                                       --------       --------
   Total current liabilities......................       41,257         44,530
                                                       --------       --------
Long-term debt ...................................        2,383          5,903
Deferred revenues ................................        7,869          7,836
Severance pay ....................................        6,353          5,851
Negative goodwill ................................       16,028         16,028
Deferred income taxes ............................       22,138         22,962
Commitments and contingent liabilities (note 7)
Stockholders' equity:
 Preferred stock - $.01 par value; 4,000 shares
   authorized; no shares issued...................           --             --
 Common stock - $.01 par value; 150,000 shares
   authorized; issued: 60,053 at June 30, 2004 and
   59,618 at December 31, 2003....................          601            595
Additional paid-in capital .......................      217,707        216,706
Accumulated deficit ..............................      (62,641)       (31,931)
Accumulated other comprehensive income ...........        1,923          2,060
                                                       --------       --------
Total stockholders' equity .......................      157,590        187,430
                                                       --------       --------
   Total liabilities and stockholders' equity.....     $253,618       $290,540
                                                       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         SIX MONTHS ENDED          THREE MONTHS
                                                                                             JUNE 30,             ENDED JUNE 30,
                                                                                       --------------------    --------------------
                                                                                         2004                     2004
                                                                                      (RESTATED)      2003     (RESTATED)     2003
                                                                                      ----------    -------    ----------   -------
Revenues:
 Product sales, net ...............................................................    $ 46,543     $54,998     $ 14,342    $28,048
 Contract fees ....................................................................         450         743          220        377
 Royalties ........................................................................       3,804       1,570        2,872      1,047
 Other revenues ...................................................................         294       1,601          254      1,464
                                                                                       --------     -------     --------    -------
                                                                                         51,091      58,912       17,688     30,936
                                                                                       --------     -------     --------    -------
Expenses:
 Research and development .........................................................      15,546      13,856        6,882      7,408
 Marketing and sales ..............................................................      12,534      11,978        5,868      5,407
 General and administrative .......................................................      12,767      11,496        7,395      6,445
 Retirement .......................................................................       2,110          --        2,110         --
 Cost of product sales ............................................................      16,227       9,680        7,576      5,194
 Amortization of intangibles associated with acquisition ..........................       2,025       2,025        1,012      1,012
 Commissions and royalties ........................................................       2,910       2,231        1,507      1,821
                                                                                       --------     -------     --------    -------
                                                                                         64,119      51,266       32,350     27,287
                                                                                       --------     -------     --------    -------
Operating (loss) income ...........................................................     (13,028)      7,646      (14,662)     3,649
Other (expense) income, net .......................................................        (696)        421         (769)        39
                                                                                       --------     -------     --------    -------
(Loss) income before income taxes .................................................     (13,724)      8,067      (15,431)     3,688
Income taxes ......................................................................      16,986       2,572       16,457      1,176
                                                                                       --------     -------     --------    -------
Net (loss) income .................................................................     (30,710)      5,495      (31,888)     2,512
                                                                                       ========     =======     ========    =======
(Loss) earnings per common share:
 Basic ............................................................................    $  (0.51)    $  0.09     $  (0.53)   $  0.04
                                                                                       ========     =======     ========    =======
 Diluted ..........................................................................    $  (0.51)    $  0.09     $  (0.53)   $  0.04
                                                                                       ========     =======     ========    =======
Weighted average number of common
 and common equivalent shares:
 Basic ............................................................................      59,849      58,942       59,962     59,044
                                                                                       ========     =======     ========    =======
 Diluted ..........................................................................      59,849      59,182       59,962     59,485
                                                                                       ========     =======     ========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                         COMMON STOCK                                  ACCUMULATED        TOTAL
                                                        --------------   ADDITIONAL    ACCUMULATED        OTHER       STOCKHOLDERS'
                                                                  PAR      PAID-IN       DEFICIT      COMPREHENSIVE       EQUITY
                                                       SHARES    VALUE     CAPITAL      (RESTATED)    (LOSS) INCOME     (RESTATED)
                                                       ------    -----   ----------    -----------    -------------   -------------
Balance, December 31, 2003 .........................   59,618    $595     $216,706       $(31,931)       $2,060          $187,430
Comprehensive income:
 Net loss for six months
   ended June 30, 2004 .............................                                      (30,710)                        (30,710)
 Unrealized loss on marketable
   securities, net .................................                                                       (353)             (353)
Currency translation adjustment ....................                                                        216               216
                                                                                                                         --------
Total comprehensive income .........................                                                                      (30,847)
                                                                                                                         --------
Issuance of common stock ...........................      435       6        1,001                                          1,007
                                                       ------    ----     --------       --------        ------          --------
Balance, June 30, 2004 .............................   60,053    $601     $217,707       $(62,641)       $1,923          $157,590
                                                       ======    ====     ========       ========        ======          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                               2004
                                                            (RESTATED)     2003
                                                            ----------   -------
Cash flows from operating activities:
  Net (loss) income.....................................     $(30,710)   $ 5,495
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
  Depreciation and amortization.........................        3,297      1,978
  Amortization of intangible assets associated with
   acquisition..........................................        2,025      2,025
  Deferred revenues.....................................           65       (530)
  Deferred income taxes.................................       15,611       (704)
  Provision for severance pay...........................          502        502
  Unrealized loss on investments........................           --       (286)
  Gain on sales of short-term investments...............           (7)      (265)
  Gain on sales of fixed assets.........................           --        (36)
  Common stock issued as payment for services...........           40        143
  Write down of investment..............................        1,000         --
  Changes in: Accounts receivables, net.................       19,472     16,097
   Inventories..........................................          298       (566)
   Prepaid expenses and other current assets............          348     (3,944)
   Accounts payable.....................................       (2,295)    (9,363)
   Other current liabilities............................         (995)     1,023
                                                             --------    -------
Net cash provided by operating activities ..............        8,651     11,569
                                                             --------    -------
Cash flows from investing activities:
  Short-term investments................................         (960)       (21)
  Capital expenditures..................................       (1,779)    (4,104)
  Changes in other long-term assets.....................           70        (21)
  Other investments.....................................         (500)        --
  Severance pay funded..................................         (155)      (308)
  Cash paid in acquisition..............................           --        (41)
  Proceeds from sales of fixed assets...................           --         38
  Proceeds from sales of short-term investments.........          826      1,204
                                                             --------    -------
Net cash used in investing activities ..................       (2,498)    (3,253)
                                                             ========    =======
Cash flows from financing activities:
  Repayment of long-term debt...........................       (3,534)    (2,470)
  Proceeds from issuance of common stock................          967        759
                                                             --------    -------
Net cash used in financing activities ..................       (2,567)    (1,711)
                                                             --------    -------
Effect of exchange rate changes ........................          216        247
Net increase in cash and cash equivalents ..............        3,802      6,852
Cash and cash equivalents at beginning of period .......       17,219     12,211
                                                             --------    -------
Cash and cash equivalents at end of period .............     $ 21,021    $19,063
                                                             ========    =======
Supplementary Information
Other information:
  Income tax paid.......................................     $  2,536    $ 3,039
  Interest paid.........................................     $    162    $   261

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Throughout these Notes to Consolidated Financial Statements, all amounts and comparisons reflect balances and amounts on a restated basis. For information on the restatements, see Note 8, Restatement.

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. Except for the valuation allowance recorded in connection with the Company's deferred tax assets described in note 6 below, all such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

   The consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or unmarketability, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The reserves at June 30, 2004 were $94,000.

   Inventories at June 30, 2004 and December 31, 2003 are summarized below:

                                               JUNE 30, 2004
                                                (RESTATED)     DECEMBER 31, 2003
                                               -------------   -----------------
                                                (UNAUDITED)
                                                        (IN THOUSANDS)
Raw material ..............................       $ 3,880           $ 6,635
Work in process ...........................         3,471             1,720
Finished goods ............................        12,567            11,861
                                                  -------           -------
 Total ....................................       $19,918           $20,216
                                                  =======           =======

3. NET PRODUCT SALES

   Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. The terms of sale offered to customers include transfer of title upon delivery, transfer of title upon delivery to the customer's shipper or carrier, and transfer of title upon shipping.

   Through December 31, 2003, sales returns had been minimal and insignificant to the Company's results of operations. However, in the first quarter of 2004, the Company recorded a sales return allowance of $1,085,000 to cover anticipated returns from wholesaler customers of expiring 10-mg Oxandrin tablets. In addition, in the second quarter of 2004, the Company received notification from its wholesaler customers that they would be returning $2,021,000 of expiring 10-mg Oxandrin product, primarily as a result of returns from

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. NET PRODUCT SALES -- (CONTINUED)

their retail customers. Accordingly, the Company recorded a corresponding provision for these additional returns in the second quarter of 2004. Furthermore, during the second quarter of 2004, the Company received and recorded a $555,000 return of expiring 2.5-mg Oxandrin product. Historically, the Company had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life.

   As a result of the Company's recent returns experience, the Company changed its estimates regarding future returns and recorded an additional provision for future returns of $1,028,000 in the second quarter of 2004, resulting in an aggregate provision for returns in the first six months of 2004 of $4,689,000. The Company will continue to monitor its products to assure that future reserves for returns are provided as appropriate. The Company bases its estimates of the allowance for returns on a variety of factors, including actual return experience of its products, estimated inventory levels of its wholesaler customers and other relevant factors. Changes in facts and circumstances and the demand for the Company's products could result in material changes in the amount of returned product, and actual results may differ materially from the Company's estimates. The Company will regularly review the factors that influence its estimates and, if necessary, make adjustments when the Company believes that actual product returns may differ from established reserves. As of June 30, 2004, the Company's provision for future returns, which is reflected as a contra account to accounts receivable, was $2,957,000.

4. EARNINGS PER SHARE OF COMMON STOCK

   The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share -- "basic" and "diluted". Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

   The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income. The denominator is based on the following weighted average number of common shares:

                                                                                                   SIX MONTHS        THREE MONTHS
                                                                                                 ENDED JUNE 30,     ENDED JUNE 30,
                                                                                                 ---------------    ---------------
                                                                                                 2004      2003      2004     2003
                                                                                                ------    ------    ------   ------
                                                                                                            (UNAUDITED)
                                                                                                           (IN THOUSANDS)
Basic .......................................................................................   59,849    58,942    59,962   59,044
Incremental shares for assumed
  conversion of options......................................................................       --       240        --      441
                                                                                                ------    ------    ------   ------
Diluted .....................................................................................   59,849    59,182    59,962   59,485
                                                                                                ======    ======    ======   ======

   The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. For the six months ended June 30, 2004 and 2003, options to purchase 8,285,000 shares and 7,490,500 shares, respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK-BASED COMPENSATION

   As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all granted options had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                                          SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                                              JUNE 30,               JUNE 30,
                                                                                        --------------------    -------------------
                                                                                          2004                     2004
                                                                                       (RESTATED)      2003     (RESTATED)    2003
                                                                                       ----------    -------    ----------   ------
                                                                                                        (UNAUDITED)
                                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Net (loss) income
 As reported .......................................................................    $(30,710)    $ 5,495     $(31,888)   $2,512
Deduct:
 Total stock based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects................................................       2,573       6,594          773     2,928
                                                                                        --------     -------     --------    ------
 Pro forma net loss                                                                     $(33,283)    $(1,099)    $(32,661)   $ (416)
                                                                                        ========     =======     ========    ======
Basic (loss) earnings per common share:
 As reported .......................................................................    $  (0.51)    $  0.09     $  (0.53)   $ 0.04
                                                                                        ========     =======     ========    ======
 Pro forma .........................................................................    $  (0.56)    $ (0.02)    $  (0.54)   $(0.01)
                                                                                        ========     =======     ========    ======
Diluted (loss) earnings per common share:
 As reported .......................................................................    $  (0.51)    $  0.09     $  (0.53)   $ 0.04
                                                                                        ========     =======     ========    ======
 Pro forma .........................................................................    $  (0.56)    $ (0.02)    $  (0.54)   $(0.01)
                                                                                        ========     =======     ========    ======

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

   Based upon the Company's current business outlook and the change in its strategic direction, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, in the second quarter of 2004, the Company recorded a $16,272,000 valuation allowance against its deferred income tax assets and a corresponding provision for income taxes. The

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES -- (CONTINUED)


remaining deferred income tax asset and deferred income tax liability relate primarily to foreign operations. The balance of the current period income tax provision is comprised of the income taxes payable on income earned in a foreign jurisdiction offset by limited recoveries of income taxes in jurisdictions where losses have been incurred.

7. COMMITMENTS AND CONTINGENCIES

   The Company has received notification of claims filed that certain of its products may infringe certain third-party patents in the normal course of operations. Management believes that these claims have no merit, and the Company intends to defend them vigorously. The Company does not expect the outcome of these claims to have a significant adverse effect on its financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any subsequent period, there exists the possibility of a material adverse effect on the Company's operating results. No accrual can be determined at this time.

   On December 20, 2002, a purported stockholder class action was filed against the Company and three of its officers. The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff purports to represent a class of stockholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that the Company's financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as reflected in the Company's Form 8-K and accompanying press release issued August 2, 2002. Five virtually identical actions were filed in January and February 2003. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The lead plaintiffs filed an amended consolidated complaint in March 2004. In July 2004, the Company filed a brief in support of a motion to dismiss this case. The Company cannot predict when the court will make a decision on this motion.

   On October 27, 2003, the Company received a letter addressed to the Board of Directors from attorneys for a purported stockholder of the Company demanding that the Company commence legal proceedings to recover its damages against directors who served on the Company's board immediately prior to the June 2003 Annual Meeting of Stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of Savient's financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter claims that some or all of these persons were responsible for the material overstatement of Savient's assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC. A special committee to the Board, consisting of directors who were not directors prior to the June 2003 Annual Meeting of Stockholders, has investigated this demand and has determined that litigation relating to this matter should not proceed.

   The Company intends to vigorously defend against all allegations of wrongdoing. The Company has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to these actions.

   In the second quarter of 2004, the Company recorded retirement expense of $2,110,000, reflecting a provision for a retirement payment and other related benefits in connection with the Company's previously disclosed retirement agreement with its former Chief Executive Officer. In June 2004, this former executive elected to receive his retirement payment in one lump sum. The Company made the payment on July 15, 2004.

   The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)


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

   The United States Internal Revenue Service is conducting an audit of the Company's federal income tax return for the year ended December 31, 2002. The Company is also subject to ongoing tax audits by the City of New York and State of New Jersey. In addition, the State of Israel, Ministry of Finance, Income Tax Authority, is conducting a tax audit of the Company's wholly owned subsidiary, Bio-Technology General (Israel) Ltd., for the years ended December 31, 2000, 2001, and 2002. Although there can be no assurances, the Company believes that any adjustments that may arise as a result of these audits will not have a material adverse effect on the Company's financial position or results of operations.

8. RESTATEMENT

   The Company has historically recognized product revenues when product shipped and collectability was probable, net of discounts, sales incentives, sales allowances and reserves for sales returns. However, the Company has determined that its contracts with its most significant U.S.-based customers have included terms that transfer title to product upon delivery. These contracts cover the majority of the Company's sales to U.S. drug wholesalers beginning in 2003. In general, the Company's shipping methods take up to five business days from shipment until delivery. As a result, some revenues were recognized up to five days earlier than permitted under generally accepted accounting principles. This correction does not affect the amount of revenue that the Company will ultimately recognize, although it will affect (by one to five days) the timing of revenue recognition. As a result, some shipments made during the final week of a quarter should have been recognized in the subsequent quarter.

   The Company has restated its previously issued financial statements for the quarterly period and six months ended June 30, 2004.

   The following tables disclose the impact of the restatement:

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

              RESTATEMENT OF CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                                JUNE 30, 2004                  JUNE 30, 2004
                                                                         ---------------------------    ---------------------------
                                                                        AS PREVIOUSLY                   AS PREVIOUSLY
                                                                           REPORTED      AS RESTATED      REPORTED      AS RESTATED
                                                                        -------------    -----------    -------------   -----------
Product sales, net ..................................................      $ 46,633        $ 46,543       $ 14,262        $ 14,342
Total revenues ......................................................        51,181          51,091         17,608          17,688
Cost of product sales ...............................................        16,233          16,227          7,570           7,576
Total expenses ......................................................        64,125          64,119         32,344          32,350
Operating income (loss) .............................................       (12,944)        (13,028)       (14,736)        (14,662)
Income (loss) before income taxes ...................................       (13,640)        (13,724)       (15,505)        (15,431)
Income taxes ........................................................        16,986          16,986         16,409          16,457
Net income (loss) ...................................................      $(30,626)       $(30,710)      $(31,914)       $(31,888)
                                                                           ========        ========       ========        ========
Earnings (loss) per common share:
 Basic ..............................................................      $  (0.51)       $  (0.51)      $  (0.53)       $  (0.53)
 Diluted  ...........................................................      $  (0.51)       $  (0.51)      $  (0.53)       $  (0.53)

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. RESTATEMENT -- (CONTINUED)

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   RESTATEMENT OF CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                            JUNE 30, 2004
                                                     ---------------------------
                                                     AS PREVIOUSLY
                                                       REPORTED      AS RESTATED
                                                     -------------   -----------
Accounts receivable, net ........................      $ 14,009        $ 13,903
Inventories .....................................        19,912          19,918
   Total current assets..........................        64,379          64,279
    Total assets ................................      $253,718        $253,618
                                                       ========        ========
Other current liabilities .......................        18,867          18,851
Total current liabilities .......................        41,273          41,257
Total liabilities ...............................        96,044          96,028
Accumulated deficit  ............................       (62,557)        (62,641)
   Total stockholders' equity....................       157,674         157,590
    Total liabilities and stockholders' equity ..      $253,718        $253,618
                                                       ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis and other portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report regarding our strategy, expected future financial position, results of operations, cash flows, financing plans, discovery and development of products, potential acquisitions, strategic alliances, intellectual property, competitive position, plans and objectives of management are forward-looking statements. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "will" and other similar expressions help identify forward-looking statements, although not all forward-looking statements contain these identifying words. In particular, the statements regarding our new strategic direction and its potential effects on our business are forward-looking statements. These forward-looking statements involve substantial risks and uncertainties and are based on our current expectations, assumptions, estimates and projections about our business and the biopharmaceutical and specialty pharmaceutical industries in which we operate. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this report, particularly in the section entitled "Risk Factors That May Affect Results," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

   The unaudited interim financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 included in this Form 10-Q/A have been restated as discussed in Item 1, Part I, Note 8 of this Form 10-Q/A. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended June 30, 2004, as originally filed with the Securities and Exchange Commission on August 9, 2004 (the "Original Form 10-Q") that was affected by the restatement has been amended and restated to the extent affected. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Items 1, 2 and 4, and
Part II, Item 6, solely to reflect the impact of the restatement and related matters.

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

   We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily at our corporate headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. We currently carry out our pre-clinical studies, research and development activities and manufacturing of our biotechnology-derived products primarily through Bio-Technology General (Israel) Ltd., our wholly owned subsidiary in Israel, which we refer to as BTG-Israel. As described below under the caption "New Strategic Direction," we are exploring our strategic options for the divestiture of our operations in Israel, including BTG-Israel.

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

   We expect that sales of our human growth hormone product to our Japanese distributor will be relatively stable in the coming years, as moderate increases in sales volume will be partially offset by price decreases resulting from continuing pricing pressure from the Japanese Ministry of Health. Sales of Delatestryl have decreased significantly as a result of the FDA's allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004, and could decrease further in the future. We began to depreciate our new manufacturing facility in Be'er Tuvia, Israel and certain equipment in January 2004. We estimate that depreciation expense will aggregate approximately $3,500,000 to $4,000,000 annually once all equipment at the Be'er Tuvia facility is placed in service. As a result, cost of product sales as a percentage of product sales will increase in 2004 as compared to 2003.

NEW STRATEGIC DIRECTION

   In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of our two product candidates currently in Phase 2 clinical trials - Prosaptide for peripheral neuropathic pain, and Puricase for severe, refractory gout. We also intend to concentrate on an active in-licensing program to access and develop novel compounds in clinical stage development.

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

   We discuss our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and the Use of Estimates." In addition to the critical accounting policies discussed in our Annual Report on Form 10-K, we have identified the following additional critical accounting policy:

   Net product sales. We recognize product sales when title to the product has transferred to our customers in accordance with the terms of sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. The terms of sale offered to customers include transfer of title upon delivery, transfer of title upon delivery to the customer's shipper or carrier, and transfer of title upon shipping.

   Through December 31, 2003, sales returns had been minimal and insignificant to our results of operations. However, in the first quarter of 2004, we recorded a sales return allowance of $1,085,000 to cover anticipated returns from our wholesaler customers of expiring 10-mg Oxandrin tablets. In addition, in the second quarter of 2004, we received notification from our wholesaler customers that they would be returning $2,021,000 of expiring 10-mg Oxandrin product, primarily as a result of returns from their retail customers. Accordingly, we recorded a corresponding provision for these additional returns in the second quarter of 2004. Furthermore, during the second quarter of 2004, we received and recorded a $555,000 return of expiring 2.5-mg Oxandrin product. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life.

   As a result of our recent returns experience, we changed our estimates regarding future returns and recorded an additional provision for future returns of $1,028,000 in the second quarter of 2004, resulting in an aggregate provision for returns in the first six months of 2004 of $4,689,000. We will continue to monitor our products to assure that future reserves for returns are provided as appropriate. We base our estimates of the allowance for returns on a variety of factors, including actual return experience of our products, estimated inventory levels of our wholesaler customers and other relevant factors. Changes in facts and circumstances and the demand for our products could result in material changes in the amount of returned product, and actual results may differ materially from our estimates. We will regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns may differ from established reserves. As of June 30, 2004, our provision for future returns, which is reflected as a contra account to accounts receivable, was $2,957,000.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected on our statements of operations.

                                                                                            SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                                                JUNE 30,              JUNE 30,
                                                                                           ------------------    ------------------
                                                                                             2004        2003       2004       2003
                                                                                          (RESTATED)             (RESTATED)
                                                                                          ----------    -----    ----------   -----
Revenues:
 Products sales, net ..................................................................       91.1%      93.3%       81.1%     90.7%
 Contract fees ........................................................................        0.9        1.3         1.2       1.2
 Royalties ............................................................................        7.4        2.7        16.3       3.4
 Other revenues .......................................................................        0.6        2.7         1.4       4.7
                                                                                             -----      -----      ------     -----
   Total...............................................................................      100.0%     100.0%      100.0%    100.0%
                                                                                             -----      -----      ------     -----
Expenses:
 Research and development .............................................................       30.4       23.5        38.9      23.9
 Marketing and sales ..................................................................       24.5       20.3        33.2      17.5
 General and administrative ...........................................................       25.0       19.5        41.8      20.8
 Retirement ...........................................................................        4.1         --        11.9        --
 Cost of product sales ................................................................       31.8       16.4        42.9      16.8
 Amortization of intangibles associated with acquisition ..............................        4.0        3.5         5.7       3.3
 Commissions and royalties ............................................................        5.7        3.8         8.5       5.9
                                                                                             -----      -----      ------     -----
   Total...............................................................................      125.5       87.0       182.9      88.2
                                                                                             -----      -----      ------     -----
Operating (loss) income ...............................................................      (25.5)      13.0       (82.9)     11.8
Other (expense) income, net ...........................................................       (1.3)       0.7        (4.3)      0.1
                                                                                             -----      -----      ------     -----
(Loss) income before income taxes .....................................................      (26.8)      13.7       (87.2)     11.9
Income taxes ..........................................................................       33.2        4.4        93.0       3.8
                                                                                             -----      -----      ------     -----
Net (loss) income .....................................................................      (60.1)%      9.3%     (180.2)%     8.1%
                                                                                             =====      =====      ======     =====

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

   Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

   o the amount and timing of product sales;

   o changing demand for our products;

   o our inability to provide adequate supply for our products;

   o changes in wholesaler buying patterns;

   o changes in government or private payor reimbursement policies for our products;

   o increased competition from new or existing products, including generic products;

   o the timing of the introduction of new products;

   o the timing and realization of milestone and other payments from licensees;

   o the timing and amount of expenses relating to research and development, product development and manufacturing activities;

   o the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

   o any charges related to acquisitions.

   The decrease in the value of the U.S. dollar against the British pound sterling had a positive effect on Rosemont's revenues measured in U.S. dollars and had a negative effect on Rosemont's expenses measured in U.S. dollars. This decrease also had a positive effect on our overall net (loss) income.

   The following table summarizes sales of our commercialized products as a percentage of total product sales for the periods indicated:

                                                               SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------------    ----------------------------------
                                                                2004               2003               2004               2003
                                                             (RESTATED)                            (RESTATED)
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                    (DOLLARS IN THOUSANDS)
Oxandrin ..............................................   $18,518     39.8%  $25,984     47.2%  $    95      0.7%   $14,121    50.4%
Oral liquid pharmaceutical products ...................    15,852     34.1    12,044     21.9     8,648     60.3      6,422    22.9
Human growth hormone ..................................     4,497      9.7     8,162     14.8     2,568     17.9      3,732    13.3
Delatestryl ...........................................     3,733      8.0     4,592      8.4     1,029      7.2      1,442     5.1
BioLon ................................................     3,082      6.6     3,456      6.3     1,579     11.0      1,823     6.5
Other .................................................       861      1.8       760      1.4       423      2.9        508     1.8
                                                          -------    -----   -------    -----   -------    -----    -------   -----
 Total ................................................   $46,543    100.0%  $54,998    100.0%  $14,342    100.0%   $28,048   100.0%
                                                          =======    =====   =======    =====   =======    =====    =======   =====

   We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

   o increasing market penetration of our existing products;

   o expanding into new markets; and

   o commercializing additional products.

   In particular, quarterly fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods.

   The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the periods indicated:

                                                               SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------------    ----------------------------------
                                                                2004               2003               2004               2003
                                                             (RESTATED)                            (RESTATED)
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                    (DOLLARS IN THOUSANDS)
United States .........................................   $22,152     47.6%  $30,522     55.5%  $ 1,124      7.8%   $15,572    55.5%
United Kingdom ........................................    15,117     32.5    11,389     20.7     8,016     55.9      5,984    21.3
Other International ...................................     9,274     19.9    13,087     23.8     5,202     36.3      6,492    23.2
                                                          -------    -----   -------    -----   -------    -----    -------   -----
 Total ................................................   $46,543    100.0%  $54,998    100.0%  $14,342    100.0%   $28,048   100.0%
                                                          =======    =====   =======    =====   =======    =====    =======   =====

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

   Revenues. Total revenues decreased by $7,821,000, or 13.3%, in the six months ended June 30, 2004 to $51,091,000 from $58,912,000 in the six months ended June 30, 2003. The decrease in total revenues resulted primarily from the decrease in product sales, net, and other revenues, partially offset by an increase in royalties.

   Product sales, net decreased by $8,455,000, or 15.4%, in the six months ended June 30, 2004 to $46,543,000 from $54,998,000 in the six months ended June 30, 2003. The decrease resulted primarily from decreases in net sales of Oxandrin, human growth hormone, Delatestryl, and BioLon, partially offset by an increase in sales of Rosemont's oral liquid pharmaceutical products.

   Sales of Oxandrin in the six months ended June 30, 2004 were $18,518,000, a decrease of $7,466,000, or 28.7%, from $25,984,000 in the first six months of 2003. This decrease resulted principally from the negative impact of returns of expiring product, from a provision for future returns and from lower purchases by wholesalers as they reduced their inventory levels, even though Oxandrin prescriptions remained steady in the first six months of 2004. These decreases were partially offset by interim price increases since the first quarter of 2003. Through December 31, 2003, sales returns had been minimal and insignificant to our results of operations. However, in the first quarter of 2004, we recorded a sales return allowance of $1,085,000 to cover anticipated returns from wholesaler customers of expiring 10-mg Oxandrin tablets. In addition, in the second quarter of 2004, we received notification from our wholesaler customers that they would be returning $2,021,000 of expiring 10-mg Oxandrin product, primarily as a result of returns from their retail customers. Accordingly, we recorded a corresponding provision for these additional returns in the second quarter of 2004. Furthermore, during the second quarter of 2004, we received and recorded a $555,000 return of expiring 2.5-mg Oxandrin product. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. As a result of our recent returns experience, we changed our estimates regarding future returns and recorded an additional provision for returns of $1,028,000 in the second quarter of 2004. The aggregate provision for returns in the first six months of 2004 was $4,689,000. We will continue to monitor our products to assure that future reserves for returns are recorded as appropriate. Changes in facts and circumstances and the demand for our products could result in material changes in the amount of returned product, and actual results may differ materially from our estimates.

   Sales of oral liquid pharmaceutical products in the six months ended June 30, 2004 were $15,852,000, an increase of $3,808,000, or 31.6%, from
$12,044,000 in the first six months of 2003. A portion of the increase was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. Measured in pounds sterling, Rosemont's sales in the six months ended June 30, 2004 increased by 16.3% over sales in the first six months of 2003.

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

   Sales of Delatestryl in the six months ended June 30, 2004 were $3,733,000, a decrease of $859,000, or 18.7%, from $4,592,000 in the first six months of 2003. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 as a result of the reintroduction of this competing generic product. Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

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

   Marketing and sales expense increased by $556,000, or 4.6%, in the six months ended June 30, 2004 to $12,534,000 from $11,978,000 in the six months ended June 30, 2003. The increase is primarily attributable to the cost of sales force automation systems, establishment of a contract sales organization in 2004, and increased compensation expense, partially offset by decreases in sales meeting and sale data expenses. These expenses primarily related to the sales and marketing force in the United States that we established to promote distribution of Oxandrin in the United States and oral liquid pharmaceutical products in the United Kingdom. As a percentage of product sales, marketing and sales expense increased to 26.9% in the six months ended June 30, 2004 from 21.8% in the first six months of 2003, primarily as a result of the decrease in net product sales.

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

   Cost of product sales increased by $6,547,000, or 67.6%, in the six months ended June 30, 2004 to $16,227,000 from $9,680,000 in the six months ended June 30, 2003. Cost of product sales as a percentage of product sales increased from 17.6% in the six months ended June 30, 2003 to 34.9% in the six months ended June 30, 2004. The major portion of the increase is attributable to expenses of $4,819,000 in the six months ended June 30, 2004 relating to the operation of our manufacturing facility in Be'er Tuvia. During the six months ended June 30, 2003, we capitalized the costs of operating the facility because the facility was not yet ready for its intended use. Much of the operating costs of the Be'er Tuvia facility relate to process validation and similar qualification activities, as opposed to costs related to the manufacture of products for commercial sale. In addition, depreciation of the Be'er Tuvia facility, including depreciation of certain equipment placed in service, commenced during the first quarter of 2004. This resulted in an additional charge to cost of product sales of $1,516,000 during the six months ended June 30, 2004. Although the expenses relating to the Be'er Tuvia facility were partially offset by a decrease in the cost of product sales attributable to the reduction in sales in the first half of 2004 compared to 2003, there was no reduction in cost of product sales in the first half of 2004 corresponding to product returns recorded and reserved for in that period. Cost of product sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin and human growth hormone have relatively low manufacturing costs relative to their sales prices; whereas BioLon, Delatestryl and Rosemont's products have higher manufacturing costs relative to their sales prices. We expect cost of product sales to continue to increase in 2004 as we begin to depreciate more of the equipment in our Be'er Tuvia facility as it comes into service. We currently anticipate that depreciation on the entire facility, including all equipment, will aggregate approximately $3,500,000 to $4,000,000 annually.

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

   Other expense, net was $696,000 for the six months ended June 30, 2004, compared to other income, net, of $421,000 for the six months ended June 30, 2003. The increase in expenses is primarily attributable to the write down in the value of our investment in Marco Hi-Tech JV, Ltd. In 2003, we agreed to invest an aggregate of $1,500,000 in Marco preferred stock and acquired an option to market Marco's Huperzine-A product candidate which is in clinical trials for the treatment of Alzheimer's disease. As of March 31, 2004, we had invested $1,000,000 in Marco. In the second quarter of 2004, we elected not to make our final $500,000 investment in Marco. As a result, our preferred stock has converted into Marco common stock and our option to market Huperzine-A has terminated. Although we will continue to hold the Marco common stock, based on our assessment of the status of the development of Marco's product candidate, we have written down the entire amount of our $1,000,000 investment in Marco.

   Income taxes. Provision for income taxes for the six months ended June 30, 2004 was $16,986,000, compared to $2,572,000 for the six months ended June 30, 2003. The increase in provision for income taxes was primarily attributable to the $16,272,000 valuation allowance that we recorded in the second quarter of 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

   Revenues. Total revenues decreased by $13,248,000, or 42.8%, in the three months ended June 30, 2004 to $17,688,000 from $30,936,000 in the three months ended June 30, 2003. The decrease was primarily attributable to the decrease in product sales, net, and other revenues, partially offset by an increase in contract fees.

   Product sales, net, decreased by $13,706,000, or 48.9%, in the three months ended June 30, 2004 to $14,342,000 from $28,048,000 in the second quarter of 2003. The decrease was primarily attributable to decreases in the net sales of Oxandrin, Human growth hormone, Delatestryl, and BioLon, partially offset by an increase in the sales of Rosemont's oral liquid pharmaceutical products.

   Sales of Oxandrin in the three months ended June 30, 2004, net of product returns and provision for future reserves, were $95,000, representing a significant decrease from $14,121,000 in the second quarter of 2003. In addition to the effects of the returns and the provision for future returns, the decrease in Oxandrin sales in the second quarter of 2004 resulted from lower purchases by wholesalers as they reduced their inventory levels. These decreases were partially offset by interim price increases since the first quarter of 2003.

   Sales of oral liquid pharmaceutical products in the three months ended June 30, 2004 were $8,648,000, an increase of $2,226,000, or 34.7%, from $6,422,000 in the second quarter of 2003. A portion of the increase was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling.

Measured in pounds sterling, Rosemont's sales in the three months ended June 30, 2004 increased by 20.2% over the sales in the second quarter of 2003.

   Sales of human growth hormone were $2,568,000 in the three months ended June 30, 2004, a decrease of $1,164,000, or 31.2%, from $3,732,000 in the second quarter of 2003. Sales to our Japanese distributor were $1,926,000 in the second quarter of 2003. We had no sales to this distributor in the same period in 2004.

   Sales of Delatestryl in the three months ended June 30, 2004 were $1,029,000, a decrease of $413,000, or 28.6%, from $1,442,000 in the second quarter of 2003. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 as a result of the reintroduction of this competing generic product. Changing wholesaler expectations of market demand for Delatestryl and the availability of supply of Delatestryl and competing products have caused significant volatility in Delatestryl sales in recent years and quarters.

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

   Marketing and sales expense increased by $461,000, or 8.5%, in the three months ended June 30, 2004 to $5,868,000 from $5,407,000 in the three months ended June 30, 2003. The increase is primarily attributable to the establishment of a contract sales organization in 2004, partially offset by a reduction in compensation expense. As a percentage of product sales, marketing and sales expense increased to 40.9% in the three months ended June 30, 2004 from 19.3% in the second quarter of 2003, primarily as a result of the decrease in net product sales. These expenses primarily related to the sales and marketing force in the United States that we established to promote distribution of Oxandrin in the United States and oral liquid pharmaceutical products in the United Kingdom.

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

   Cost of product sales increased by $2,382,000, or 45.9%, in the three months ended June 30, 2004 to $7,576,000 from $5,194,000 in the three months ended June 30, 2003. Cost of product sales as a percentage of product sales increased from 18.5% in the three months ended June 30, 2003 to 52.8% in the three months ended June 30, 2004. The major portion of the increase is attributable to expenses of $2,487,000 for the three months ended June 30, 2004 relating to the operation of our Be'er Tuvia manufacturing facility. In addition, depreciation of the Be'er Tuvia facility was $953,000 in the three months ended June 30, 2004, compared to no depreciation in the second quarter of 2003. Although the expenses relating to the Be'er Tuvia facility were partially offset by a decrease in the cost of product sales attributable to the reduction in sales in the second quarter of 2004 compared to 2003, there was no reduction in cost of product sales in the first half of 2004 corresponding to product returns recorded and reserved for in that period.

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

   Income taxes. Provision for income taxes for the three months ended June 30, 2004 was $16,457,000, compared to $1,176,000 for the three months ended June 30, 2003. The increase in provision for income taxes was primarily attributable to the $16,272,000 valuation allowance that we recorded against our deferred income tax assets in the second quarter of 2004 to reflect the uncertainty of our being able to fully realize our deferred income tax benefits against future income, based upon our current business outlook and the change in our strategic direction.

LIQUIDITY AND CAPITAL RESOURCES

   Our working capital at June 30, 2004 was $23,022,000, compared to $38,913,000 at December 31, 2003.

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

   Net cash provided by operating activities was $8,651,000 in the six months ended June 30, 2004, compared to $11,569,000 in the six months ended June 30, 2003. Net loss was $30,710,000 in the six months ended June 30, 2004, compared to net income of $5,495,000 in the six months ended June 30, 2003. In the six months ended June 30, 2004, net cash provided by operating activities was greater than our net loss principally as a result of the non-cash effect on net income of the $16,272,000 provision for income tax that we recorded in connection with the corresponding valuation allowance against our U.S. deferred tax assets. Net cash provided by operating activities also differed from our net loss in the first half of 2004 because of a decrease in accounts receivable of $19,472,000, depreciation and amortization of $3,297,000, amortization of intangible assets associated with acquisition of $2,025,000 and the $1,000,000 write down in the value of our investment in Marco Hi-Tech JV, Ltd., partially offset by a decrease in accounts payable of $2,295,000. The decrease in accounts receivable in the six months ended June 30, 2004 is attributable principally to the decrease in product sales in the second quarter of 2004 and to the collection of accounts receivable that were outstanding as of December 31, 2003. The provisions for product returns that we recorded in the first half of 2004 accounted for $4,689,000 of the decrease in accounts receivable since December 31, 2003.

   Net cash used in investing activities was $2,498,000 in the six months ended June 30, 2004, compared to $3,253,000 in the six months ended June 30, 2003. Net cash used in investing activities included capital expenditures of $1,779,000 in the first half of 2004 and $4,104,000 in the first half of 2003. We incurred these capital expenditures in the first half of 2004 primarily for the upgrade of Rosemont's manufacturing facility and in the first half of 2003 primarily for the construction of the Be'er Tuvia facility.

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

   In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the costs of completing the construction of our Be'er Tuvia manufacturing facility. Loans under the credit facility bear interest at the rate of LIBOR plus 1%. The credit facility is secured by the assets of BTG-Israel and is guaranteed by us. At June 30, 2004, we had outstanding borrowings of $8,889,000 under the credit facility, of which $3,333,000 is due during the remainder of 2004 and the remaining $5,556,000 is due in 2005. Borrowings are repaid monthly in equal installments.

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

   We believe that our cash resources as of June 30, 2004, together with anticipated product sales and anticipated proceeds from the divestiture of our operations in Israel, will be sufficient to fund our ongoing operations and debt service obligations for the foreseeable future. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

   o our ability to divest our operations in Israel on attractive terms or at all;

   o the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

   o continued progress in our research and development programs, particularly with respect to Prosaptide and Puricase;

   o the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Prosaptide, Puricase and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

   o fluctuations in foreign exchange rates for sales denominated in currencies other than the U.S. dollar;

   o the quality and timeliness of the performance of our third-party suppliers and distributors;

   o the cost of commercialization activities, including product marketing, sales and distribution;

   o the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

   o the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions; and

   o our ability to establish and maintain collaborative arrangements.

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

   Our ability to commercialize Prosaptide, Puricase and any other product candidate that we may develop in the future will depend on several factors, including:

   o successfully completing pre-clinical studies and clinical trials;

   o receiving marking approvals from the FDA and similar foreign regulatory authorities;

   o establishing commercial manufacturing arrangements with third-party manufacturers, to the extent we do not manufacture the product candidates ourselves;

   o launching commercial sales of the product, whether alone or in collaboration with others; and

   o acceptance of the product in the medical community and with third-party payors.

   In July 2003 we commenced a Phase 2(b) clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy to supplement the findings of a previous Phase 2 clinical trial. We currently expect to complete this Phase 2(b) clinical trial in early-2005. In February 2004 we initiated a Phase 2 clinical trial of Puricase, which we anticipate will be completed in late 2004. We cannot assure you that either of these clinical trails will be successful. Even if these trials are successful, we will be required to conduct additional clinical trials before a New Drug Application, or NDA, can be filed with the FDA for marketing approval of these product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize Prosaptide or Puricase, including:

   o regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

   o our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

   o enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials;

   o we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

   o regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

   o the cost of our clinical trials may be greater than we currently anticipate;

   o any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

   o the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

   If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:

   o be delayed in obtaining marketing approval for our product candidates;

   o not be able to obtain marketing approval;

   o obtain approval for indications that are not as broad as intended; or

   o not obtain marketing approval before other companies are able to bring competitive products to market.

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

   As part of the change in our strategic business plan, we announced that we intend to concentrate on an active in-licensing program to access and develop novel compounds in clinical stage development. To date, we have had limited success in in-licensing compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

   o we may be unable to identify suitable products or product candidates within our areas of expertise;

   o we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on our investment in the product; or

   o companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us.

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

   Sales of Oxandrin for the first six months of 2004 amounted to $18.5 million, representing approximately 40% of our total product sales for that period. Sales of Oxandrin amounted to $57.6 million in 2003, representing 46% of total product sales, $45.9 million in 2002 representing 48% of total product sales, and $47.2 million in 2001 representing 54% of total product sales. Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, it is possible that the FDA may approve one or more generic versions of Oxandrin as early as the third quarter of 2004. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities.

   OXANDRIN SALES IN PARTICULAR REPORTING PERIODS MAY BE AFFECTED BY WHOLESALERS' BUYING PATTERNS AND PRODUCT RETURNS.

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

   The development and commercialization of products requires substantial funds. In addition, we may require cash to acquire new product candidates. In recent periods, we have satisfied our cash requirements primarily through product sales. Historically, we have also obtained capital through:

   o funding of projects through collaborative research and development arrangements;

   o contract fees;

   o government of Israel funding of a portion of research and development projects, mainly through the office of the Chief Scientist of the Ministry of Industry and Trade; and

   o equity and debt financings.

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

   We expect that the repositioning of our company will require significant additional capital resources. Although we believe that a divestiture of our Israeli operations on favorable terms would provide the incremental resources required to fund the advancement of our drug development programs, these goals may not be achieved due to unexpected events or our failure to achieve our goals, including as a result of:

   o our ability to divest our operations in Israel on attractive terms or at all;

   o the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

   o continued progress in our research and development programs, particularly with respect to Prosaptide and Puricase;

   o the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Prosaptide, Puricase and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

   o fluctuations in foreign exchange rates for sales denominated in currencies other than the U.S. dollar;

   o the quality and timeliness of the performance of our third-party suppliers and distributors;

   o the cost of commercialization activities, including product marketing, sales and distribution;

   o the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

   o the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions; and

   o our ability to establish and maintain collaborative arrangements.

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

   Rapid technological development may result in our products in development becoming obsolete before we can begin marketing these products or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss. These patients' need for Oxandrin may decrease as a result of the development of more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially. As a result, we are working to expand the use of Oxandrin to treat involuntary weight loss associated with other conditions, such as cancer, burns, non-healing wounds and chronic obstructive pulmonary disease. However, we may not be successful in our efforts.

   Our products must compete with others to gain market acceptance and market share. An important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Significant competitive factors include:

   o capabilities of our collaborators;

   o product safety and efficacy;

   o timing and scope of regulatory approval;

   o product availability;

   o marketing and sales capabilities;

   o reimbursement coverage from insurance companies and others;

   o the amount of clinical benefit of our product candidates relative to their cost;

   o the method of administering a product;

   o price; and

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

   Further, we depend on third parties for the supply of many of our products. The divestiture of our operations in Israel will likely increase our reliance on third parties for the supply of our products. Failure of any third party to meet applicable regulatory requirement may adversely affect our profit margins or result in unforeseen delays or other problems beyond our control. For example, in July 2001, Bristol-Myers Squibb Company ceased manufacturing Delatestryl for us when it closed the manufacturing facility at which it produced Delatestryl. Risks involved with engaging third-party suppliers include:

   o reliance on the third party for regulatory compliance and quality assurance;

   o the possible breach of the manufacturing agreement by the third party or the inability of the third party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel; and

   o the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

   The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA's current good manufacturing practices, or cGMP, and comparable requirements of foreign regulatory bodies. For example, Rosemont is currently upgrading its manufacturing facility to obtain FDA approval, so that it can sell oral liquid formulations in the United States. Similarly, the FDA must approve our Be'er Tuvia manufacturing facility before we can sell products manufactured in that facility in the United States. Failure by us or our third-party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third-party suppliers with these regulations and standards.

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

   In October 2003 the FDA issued an approvable letter with respect to Savient HA for the treatment of pain associated with osteoarthritis of the knee. The FDA stated in the letter that final FDA approval was subject to satisfactory inspection of our new manufacturing facility in Israel and finalization of product labeling. In December 2003 we filed with the FDA an amendment to our pre-market approval application, detailing Savient HA manufacture in our new facility. The FDA inspection, which is a prerequisite to obtaining final FDA approval to market Savient HA in the United States, has recently taken place. We expect a final determination from the FDA within the next few months. If we do not receive regulatory approval for the Be'er Tuvia facility, we would likely be unable to meet the anticipated increased demand for our products.

   During 2003 we transferred BioLon and Savient HA manufacturing to the Be'er Tuvia facility. We expect to transfer human growth hormone manufacturing operations to the Be'er Tuvia facility in 2004 or 2005 and file for regulatory approval for the transfer during 2005. The manufacture of each product at the Be'er Tuvia facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the Be'er Tuvia facility. Prior to transferring the manufacturing for each product to the Be'er Tuvia facility, we plan to build inventory of such product that we believe will be adequate to meet demand over the period required to transfer the manufacturing operations and have them inspected and approved. If it takes longer than expected to complete the transfer or obtain regulatory approval or demand for our product exceeds our expectations, our ability to meet our customers' requirements for their products will be adversely affected.

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

   We established a sales and marketing force in the United States during the second half of 1995 to promote distribution of Oxandrin and our other products in the United States. Our Rosemont subsidiary has a sales force that markets Rosemont's products in the United Kingdom. In Israel, we maintain a small sales force to market our products in the Israeli market. In all other territories, we do not yet have an established sales force and rely on third parties to market our products.

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

   The risks that we are likely to face in connection with any future strategic alliances include the following:

   o Strategic alliance agreements are typically for fixed terms and are subject to termination under various circumstances, including, in many cases without cause.

   o Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase marketing or spending efforts related to the products that are the subject of the collaborations.

   o We may rely on our collaborators to manufacture the products covered by our alliances.

   o In a strategic alliance agreement, we may be required to agree not to conduct specified types of research and development in the field that is the subject of the alliance. As a result, our agreements may have the effect of limiting the areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties.

   o Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us.

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

   Beginning in the second quarter of 2003, three states with budget crises - New York, California, and Florida - have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs, which has adversely affected and is expected to continue to adversely affect sales of Oxandrin in those states. Efforts and discussions are ongoing with these state agencies to reverse these recent changes, but to date we have not been successful and we cannot predict whether we will be successful in the future. If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.

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

   There is a great deal of competition from other companies and research and academic institutions for the limited number of scientists with expertise in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations execute on our business plan. We generally do not enter into employment agreements with any of our scientific personnel. In addition, we do not maintain, and have no current intention of obtaining, "key man" life insurance on any of our employees.

   ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH FOREIGN OPERATIONS COULD ADVERSELY AFFECT OUR INTERNATIONAL SALES.

   We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our product sales outside the United States accounted for approximately 52% of our total product sales for the first six months of 2004 and 44% of our total product sales in 2003. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

   o difficulties in staffing and managing foreign operations;

   o changes in a country's or region's political or economic conditions;

   o longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

   o trade protection measures and import or export licensing requirements;

   o less familiarity with business customs and practices;

   o the imposition of tariffs and import and export controls;

   o the impact of possible recessionary environments in economies outside the United States;

   o unexpected changes in regulatory requirements;

   o currency exchange rate fluctuations;

   o differing labor laws and changes in those laws;

   o differing protection of intellectual property and changes in that protection;

   o differing tax laws and changes in those laws; and

   o differing regulatory requirements and changes in those requirements.

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

   Any major hostilities involving Israel could adversely affect our research, development and production operations. Ongoing or revived hostilities related to Israel could adversely affect us. For example, from the fourth quarter of 2001 until September 2002, we were required to stop U.S. shipments of BioLon sterilized by our Israeli contractor because the FDA was unable to inspect the new manufacturing facility of this contractor as a result of the violence in Israel at the time. Additionally, in recent years the FDA has from time to time suspended inspections of manufacturing facilities in Israel as a result of violence in Israel. For example, the FDA cancelled its scheduled April 2003 visit to Israel in light of the then existing situation with Iraq. Any such action could delay FDA inspection of the Be'er Tuvia facility and, therefore, use of such facility to manufacture products for the U.S. market.

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

   To the extent we elect to test or market products independently, we will bear the risk of product liability directly. We currently have $20 million of product liability insurance coverage in place. We cannot assure you that we will be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders' equity we may have and could materially harm our financial results. Product liability claims, regardless of their merits, could be costly and divert management's attention, and adversely affect our reputation and the demand for our products.

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

   Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

   o cease selling products that are claimed to be infringing a third party's intellectual property;

   o obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property's owner, which licenses may not be available on reasonable terms, or at all;

   o redesign those products that are claimed to be infringing a third party's intellectual property; or

   o pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

   We are currently a party to several lawsuits and disputes regarding intellectual property, including:

   o with Genentech, relating to human growth hormone in Israel;

   o with Genentech, relating to human growth hormone in Japan;

   o with Biogen, relating to our hepatitis-B vaccine in Singapore; and

   o with Barr Laboratories, relating to Mircette in the United States.

   These lawsuits, which are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2003 in the section titled "Item
3. Legal Proceedings", have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. We have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, these lawsuits, regardless of their eventual outcomes, have been, and will continue to be, costly and time-consuming. Furthermore, we could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition.

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

              RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

   OUR STOCK PRICE IS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

   Our stock price is volatile. The market price of our common stock may be influenced many factors, including:

   o our ability to successfully implement our new strategic direction;

   o announcements of technological innovations or new commercial products by us or our competitors;

   o announcements by us or our competitors of results in pre-clinical testing and clinical trials;

   o regulatory developments;

   o patent or proprietary rights developments;

   o public concern as to the safety or other implications of biotechnology products;

   o changes in our earnings estimates and recommendations by securities analysts;

   o period-to-period fluctuations in our financial results; and

   o general economic, industry and market conditions.

   The volatility of our common stock imposes a greater risk of capital losses on our stockholders than would a less volatile stock. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder's holdings of our common stock. The stock market in general and the market for biotechnology companies in particular have also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of the securities of biopharmaceutical companies, securities class action litigation has often been instituted against these companies. Such litigation would result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business.

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

   WE EXPECT OUR QUARTERLY RESULTS TO FLUCTUATE, WHICH MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

   Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

   o the amount and timing of product sales;

   o changing demand for our products;

   o our inability to provide adequate supply for our products;

   o changes in wholesaler buying patterns;

   o changes in government or private payor reimbursement policies for our products;

   o increased competition from new or existing products, including generic products;

   o the timing of the introduction of new products;

   o the timing and realization of milestone and other payments from licensees;

   o the timing and amount of expenses relating to research and development, product development and manufacturing activities;

   o the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

   o any charges related to acquisitions.

   Because many of our expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect our earnings until revenues can be increased or expenses reduced. For example, in 1999, the first five months of 2000 and the second half of 2001, our revenues and earnings were adversely affected by Accredo's decision to reduce the amount of Oxandrin inventory it carried. We also expect our revenues and earnings to be adversely affected once a generic version of Oxandrin is introduced. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline. We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.

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

   During the course of their review of the financial information included in this Quarterly Report on Form 10-Q, Grant Thornton LLP, our independent auditors, informed our management and our audit committee that they identified deficiencies in our internal controls relating to our communication with and supervision of our accounting staff at our Israeli subsidiary, Bio-Technology General (Israel) Ltd. These deficiencies were identified in connection with the manner in which the accounting staff at our Israeli subsidiary accounted for inter-company revenues and costs of good sold during the second quarter of 2004. Grant Thornton has informed us that they believe that these deficiencies constitute a "material weakness" in our internal controls. However, we have no reason to believe that this weakness resulted in any material inaccuracies to our financial statements in that the transaction in question has been properly accounted for in the financial statements included in this report.

   In response to this situation, we implemented the following steps to remediate this weakness in our internal controls:

   o prohibiting the accounting staff of our subsidiaries to change accounting policies or methodologies without prior review and approval from our chief financial officer;

   o requiring the accounting staff at each of our subsidiaries to prepare a standardized financial reporting package that must be prepared and provided to us as part of the process of closing financial records at the end of each quarter; and

   o causing the appropriate members of our financial reporting staff to visit with the accounting staff of each of our subsidiaries to ensure proper education and compliance with these new policies.

   We believe that the steps taken to date have adequately addressed the material weakness. We will continue with our ongoing evaluation and will improve our disclosure controls as necessary to assure their effectiveness.

   Additionally, as previously announced in our Current Report on Form 8-K filed on January 6, 2005 with the SEC, we have determined that our contracts with our most significant U.S.-based customers have included terms that transfer title to the product upon delivery. These contracts cover the majority of our sales to U.S. drug wholesalers beginning in 2003. In general, our shipping methods take up to five business days from shipment until delivery. As a result, some revenues may have been recognized up to five days earlier than permitted under generally accepted accounting principles. This correction does not affect the amount of revenue that we will ultimately recognize, although it will affect (by one to five days) the timing of revenue recognition. As a result, some shipments made during the final week of a quarter should have been recognized in the subsequent quarter.

   We have concluded that the lack of internal controls relating to shipping terms under customer contracts and related revenue recognition constituted a material weakness in the design and operation of our internal controls. In a letter to the audit committee of our board of directors dated January 6, 2005 (and delivered to us on February 14, 2005), Grant Thornton informed us that it has reached the same conclusion. Prior to receiving this letter from Grant Thornton, we had instituted additional procedures and controls to remediate this material weakness, including:

   o establishing and improving communications guidelines between departments;

   o reviewing customer billing terms and determinations of revenue recognition;

   o instituting periodic reviews of material agreements for customer billing terms and determination of actual delivery dates for shipments; and

   o modifying our accounting policies and procedures manual related to revenue recognition and including requirements for approval of changes in agreements and related revenue recognition implications.

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

                                SAVIENT PHARMACEUTICALS, INC.
                                (Registrant)




                                By: /s/ Christopher Clement
                                   -------------------------------------
                                   Christopher Clement
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Lawrence A. Gyenes
                                   -------------------------------------
                                   Lawrence A. Gyenes
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)


Dated: February 22, 2005

EXHIBIT INDEX

 EXHIBIT NO.                                                         DESCRIPTION
 ------------   --------------------------------------------------------------------------------------------------------------------
     3.1        Certificate of Incorporation, as amended (1)
     3.2        By-laws, as amended (2)
    10.1*       Employment agreement dated May 28, 2004, between Philip K. Yachmetz and the Registrant.
    10.2*       Amendment dated June 6, 2004 to employment letter dated December 23, 2003, between Alan J. Rubinfeld and the
                Registrant.
    31.1        Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
    31.2        Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange
                Act of 1934, as amended
    32.1        Statement pursuant to 18 U.S.C. ss.1350
    32.2        Statement pursuant to 18 U.S.C. ss.1350

---------------
*   Previously filed.
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 7, 1998.