Form 10-Q/A
period 2004-09-30
SAVIENT PHARMACEUTICALS INC
filed 2005-02-22
CIK 722104

================================================================================

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

   The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of November 5, 2004 was 60,443,777.
================================================================================

                                EXPLANATORY NOTE


   Savient Pharmaceuticals, Inc. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 to reflect the restatement of its unaudited financial statements for the quarterly and year-to-date periods ended September 30, 2004. As previously announced in its Current Report on Form 8-K filed on January 6, 2005 with the Securities and Exchange Commission (the "SEC"), the restatement results from a change in the manner in which Savient recognizes revenue for certain of its product sales, as more fully described in Part I, Item 1, Note 9 of this Form 10-Q/A. The change described above will have no effect on Savient's previously reported results for the full year ended December 31, 2003.

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

                         SAVIENT PHARMACEUTICALS, INC.



                                  FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                    PART I - FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements                                                      3

              Consolidated Balance Sheets at September 30, 2004 and December 31, 2003                3

              Consolidated Statements of Operations for the three and nine months ended
               September 30, 2004 and 2003                                                           4

              Consolidated Statement of Changes in Stockholders' Equity for the nine months
               ended September 30, 2004                                                              5

              Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2004 and 2003                                                           6

              Notes to Consolidated Financial Statements                                             7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                            12

              Risk Factors That May Affect Results                                                  24

ITEM 4.       Controls and Procedures                                                               40

                                     PART II - OTHER INFORMATION

ITEM 6.       Exhibits                                                                              44

              Signatures                                                                            45

              Exhibit Index                                                                         46

                         PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             SEPTEMBER 30,
                                                  2004
                                               (RESTATED)     DECEMBER 31, 2003
                                             -------------    -----------------
                                              (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents ...............      $ 21,984          $ 17,219
 Short-term investments ..................         2,736             5,582
 Accounts receivable, net ................        11,962            33,375
 Inventories, net ........................        21,648            20,216
 Deferred income taxes ...................            99             2,888
 Prepaid expenses and other current
  assets..................................         3,912             4,163
                                                --------          --------
   Total current assets ..................        62,341            83,443
Property and equipment, net ..............        67,665            70,426
Intangible assets, net ...................        72,700            75,743
Goodwill .................................        40,121            40,121
Deferred income taxes ....................            --            13,767
Severance pay funded .....................         2,923             2,660
Other assets (including restricted cash
  of $1,280) .............................         3,627             4,380
                                                --------          --------
   Total assets ..........................      $249,377          $290,540
                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable (including income tax
   payable of $1,362 at
   September 30, 2004 and $4,774 at
   December 31, 2003) ....................      $ 17,854          $ 16,816
 Current portion of long-term debt .......         7,040             7,020
 Deferred revenues .......................           856               848
 Other current liabilities ...............        18,816            19,846
                                                --------          --------
   Total current liabilities .............        44,566            44,530
                                                --------          --------
Long-term debt ...........................           621             5,903
Deferred revenues ........................         7,671             7,836
Severance pay ............................         6,089             5,851
Negative goodwill ........................        16,028            16,028
Deferred income taxes ....................        21,850            22,962
Commitments and contingent liabilities
  (note 7)
Stockholders' equity:
 Preferred stock - $.01 par value; 4,000
  shares authorized; no shares issued.....            --                --
 Common stock - $.01 par value; 150,000
  shares authorized; issued: 60,264 at
  September 30, 2004 and 59,618 at
  December 31, 2003.......................           603               595
Additional paid-in capital ...............       218,087           216,706
Accumulated deficit ......................       (67,850)          (31,931)
Accumulated other comprehensive income ...         1,712             2,060
                                                --------          --------
Total stockholders' equity ...............       152,552           187,430
                                                --------          --------
   Total liabilities and stockholders'
    equity................................      $249,377          $290,540
                                                ========          ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               NINE MONTHS ENDED       THREE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             ---------------------   ---------------------
                                                2004                    2004
                                             (RESTATED)     2003     (RESTATED)     2003
                                             ----------    -------   ----------    -------
Revenues:
 Product sales, net ......................    $ 70,135     $87,110     $23,593     $32,112
 Contract fees ...........................         672       1,070         222         327
 Royalties ...............................       4,848       2,425       1,044         855
 Other revenues ..........................         991       2,088         697         487
                                              --------     -------     -------     -------
   Total revenues ........................      76,646      92,693      25,556      33,781
                                              --------     -------     -------     -------
Expenses:
 Research and development ................      21,811      25,384       6,265      11,528
 Marketing and sales .....................      17,709      17,390       5,175       5,412
 General and administrative ..............      18,766      17,839       5,999       6,343
 Retirement ..............................       2,110          --          --          --
 Cost of product sales ...................      25,782      14,556       9,556       4,876
 Amortization of intangibles associated
  with acquisition........................       3,038       3,038       1,013       1,013
 Commissions and royalties ...............       4,530       3,935       1,620       1,704
                                              --------     -------     -------     -------
   Total expenses ........................      93,746      82,142      29,628      30,876
                                              --------     -------     -------     -------
Operating (loss) income ..................     (17,100)     10,551      (4,072)      2,905
Other (expense) income, net ..............        (683)      3,938          13       3,517
                                              --------     -------     -------     -------
(Loss) income before income taxes ........     (17,783)     14,489      (4,059)      6,422
Income taxes .............................      18,136       4,636       1,150       2,064
                                              --------     -------     -------     -------
Net (loss) income ........................     (35,919)      9,853      (5,209)      4,358
                                              ========     =======     =======     =======
(Loss) earnings per common share:
 Basic ...................................    $  (0.60)    $  0.17     $ (0.09)    $  0.07
                                              ========     =======     =======     =======
 Diluted .................................    $  (0.60)    $  0.17     $ (0.09)    $  0.07
                                              ========     =======     =======     =======
Weighted average number of common and
  common equivalent shares:
 Basic ...................................      59,961      59,076      60,182      59,339
                                              ========     =======     =======     =======
 Diluted .................................      59,961      59,555      60,182      60,164
                                              ========     =======     =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              COMMON STOCK                                  ACCUMULATED         TOTAL
                                             ---------------   ADDITIONAL    ACCUMULATED       OTHER        STOCKHOLDERS'
                                                        PAR      PAID-IN       DEFICIT     COMPREHENSIVE       EQUITY
                                             SHARES    VALUE     CAPITAL     (RESTATED)    (LOSS) INCOME     (RESTATED)
                                             ------    -----   ----------    -----------   -------------    -------------
Balance, December 31, 2003 ...............   59,618    $595     $216,706      $(31,931)        $2,060         $187,430
Comprehensive loss:
 Net loss for nine months
   ended September 30, 2004 ..............                                     (35,919)                        (35,919)
 Unrealized loss on marketable
   securities, net........................                                                       (185)            (185)
 Currency translation adjustment .........                                                       (163)            (163)
                                                                                                              --------
Total comprehensive loss .................                                                                     (36,267)
                                                                                                              --------
Issuance of common stock .................      646       8        1,381                                         1,389
                                             ------    ----     --------      --------         ------         --------
Balance, September 30, 2004 ..............   60,264    $603     $218,087      $(67,850)        $1,712         $152,552
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

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ---------------------
                                                2004
                                             (RESTATED)     2003
                                             ----------    -------
Cash flows from operating activities:
 Net (loss) income .......................    $(35,919)    $ 9,853
 Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
 Depreciation and amortization ...........       4,848       3,110
 Amortization of intangible assets
  associated with acquisition.............       3,038       3,038
 Deferred revenues .......................        (157)     (4,234)
 Deferred income taxes ...................      15,444         130
 Provision for severance pay .............         238         759
 Unrealized (gain) loss on investments ...          --        (286)
 Gain (loss) on sales of short-term
  investments.............................         (19)       (265)
 (Gain) loss on sales of fixed assets ....         290         (36)
 Provision for inventory reserve .........       2,200          --
 Common stock issued as payment for
  services................................          70         163
 Write down of investment ................       1,000          --
 Changes in: Accounts receivables ........      21,413      10,225
   Inventories ...........................      (3,632)     (1,997)
   Prepaid expenses and other current
    assets................................         251      (2,954)
   Accounts payable ......................       1,038      (3,258)
   Other current liabilities .............      (1,030)       (939)
                                              --------     -------
Net cash provided by operating activities        9,073      13,309
                                              --------     -------
Cash flows from investing activities:
 Short-term investments ..................      (1,046)         40
 Capital expenditures ....................      (2,377)     (6,975)
 Changes in other long-term assets .......        (245)       (538)
 Other investments .......................          --          --
 Severance pay funded ....................        (263)       (257)
 Net cash paid in acquisition ............          --         (41)
 Proceeds from sales of fixed assets .....          --          38
 Proceeds from sales of short-term
  investments.............................       3,729       1,204
                                              --------     -------
Net cash used in investing activities ....        (202)     (6,529)
                                              --------     -------
Cash flows from financing activities:
 Repayment of long-term debt .............      (5,262)     (4,238)
 Proceeds from issuance of common stock ..       1,319       1,833
                                              --------     -------
Net cash used in financing activities ....      (3,943)     (2,405)
                                              --------     -------
Effect of exchange rate changes ..........        (163)        341
Net increase in cash and cash equivalents        4,765       4,716
Cash and cash equivalents at beginning of
  period..................................      17,219      12,211
                                              --------     -------
Cash and cash equivalents at end of
  period..................................    $ 21,984     $16,927
                                              ========     =======
Supplementary Information
Other information:
 Income tax paid .........................    $  3,693     $ 4,242
 Interest paid ...........................    $    233     $   346


  The accompanying notes are an integral part of these consolidated financial statements.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Throughout these Notes to Consolidated Financial Statements, all amounts and comparisons reflect balances and amounts on a restated basis. For information on the restatements, see Note 9, Restatement.

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Except for the valuation allowance recorded in connection with the Company's deferred tax assets described in note 6 below, all such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

   The Company's inventories include Oxandrin inventories that the Company believes would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the fourth quarter of 2004, the Company estimates that such potential excess may be up to $7.0 million.

   Inventories at September 30, 2004 and December 31, 2003 are summarized below:

                                SEPTEMBER 30, 2004
                                    (RESTATED)       DECEMBER 31, 2003
                                ------------------   -----------------
                                   (UNAUDITED)
                                            (IN THOUSANDS)
Raw material.................        $ 3,568              $ 6,677
Work in process..............          3,120                1,720
Finished goods...............         17,160               12,477
Inventory reserves...........         (2,200)                (658)
                                     -------              -------
 Total ......................        $21,648              $20,216
                                     =======              =======

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Through December 31, 2003, sales returns had been minimal and insignificant to the Company's results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, the Company became aware that retail customers of the Company's wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin. Historically, the Company had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. Through the first six months of 2004, the Company issued credits to its wholesalers in the amount of $1,732,000 and recorded a provision for estimated future product returns totalling $2,957,000.

   In the third quarter of 2004, the Company issued credits to its wholesalers in the amount of $1,563,000. The Company also determined that the rate of product returns was greater than that estimated in the previous quarter. On the basis of this information, the Company increased its estimates for future product returns and recorded an additional provision totalling $5,036,000 in the third quarter of 2004. For the nine months ended September 30, 2004, the aggregate provision for returns was $11,288,000. As of September 30, 2004, the Company's provision for future returns was $7,993,000.

   The Company will continue to monitor its product returns. The Company regularly reviews the factors that influence its estimates including (i) actual returns experience; (ii) the demand for the Company's products; (iii) estimated inventory levels of its wholesaler customers; and (iv) other relevant factors. If necessary, the Company makes adjustments when it believes that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for the Company's products could result in material changes in the amount of returned product, and actual results may differ materially from the Company's estimates.

4. EARNINGS PER SHARE OF COMMON STOCK

   The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE OF COMMON STOCK -- (CONTINUED)

   The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income. The denominator is based on the following weighted average number of common shares:

                                               NINE MONTHS        THREE MONTHS
                                                  ENDED              ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                             ----------------   ----------------
                                              2004      2003     2004      2003
                                             ------    ------   ------    ------
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)
Basic ....................................   59,961    59,076   60,182    59,339
Incremental shares for assumed conversion
  of options..............................       --       479       --       825
                                             ------    ------   ------    ------
Diluted ..................................   59,961    59,555   60,182    60,164
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

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK-BASED COMPENSATION -- (CONTINUED)

   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                              NINE MONTHS ENDED      THREE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             --------------------   --------------------
                                                2004                   2004
                                             (RESTATED)     2003    (RESTATED)     2003
                                             ----------    ------   ----------    ------
                                                             (UNAUDITED)
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Net (loss) income as reported ............    $(35,919)    $9,853     $(5,209)    $4,358
Deduct:
 Total stock based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects.....................       4,935      9,518       2,362      2,924
                                              --------     ------     -------     ------
Pro forma net (loss) income ..............    $(40,854)    $  335     $(7,571)    $1,434
                                              ========     ======     =======     ======
Basic (loss) earnings per common share:
 As reported .............................    $  (0.60)    $ 0.17     $ (0.09)    $ 0.07
                                              ========     ======     =======     ======
 Pro forma ...............................    $  (0.68)    $ 0.01     $ (0.13)    $ 0.02
                                              ========     ======     =======     ======
Diluted (loss) earnings per common share:
 As reported .............................    $  (0.60)    $ 0.17     $ (0.09)    $ 0.07
                                              ========     ======     =======     ======
 Pro forma ...............................    $  (0.68)    $ 0.01     $ (0.13)    $ 0.02
                                              ========     ======     =======     ======

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

   On October 27, 2003, the Company received a letter addressed to the Board of Directors from attorneys for a purported stockholder of the Company demanding that the Company commence legal proceedings to recover its damages against directors who served on the Company's board immediately prior to the June 2003 Annual Meeting of Stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of the Company's financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter claims that some or all of these persons were responsible for the material overstatement of the Company's assets, earnings and net worth, and that these persons caused the Company to disseminate false and misleading press releases and filings with the Securities and Exchange Commission. A special committee to the Board, consisting of directors who were not directors prior to the June 2003 Annual Meeting of Stockholders, has investigated this demand and has determined that litigation relating to this matter should not proceed.

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

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. RESTATEMENT

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

   The Company has restated its previously issued financial statements for the quarterly period and nine months ended September 30, 2004.

   The following tables disclose the impact of the restatement:


                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

              RESTATEMENT OF CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          NINE MONTHS ENDED             THREE MONTHS ENDED
                                         SEPTEMBER 30, 2004             SEPTEMBER 30, 2004
                                     ---------------------------    ---------------------------
                                     AS PREVIOUSLY                  AS PREVIOUSLY
                                       REPORTED      AS RESTATED      REPORTED      AS RESTATED
                                     -------------   -----------    -------------   -----------
Product sales, net...............      $ 71,041        $ 70,135        $24,408        $23,593
Total revenues...................        77,552          76,646         26,371         25,556
Cost of product sales............        25,857          25,782          9,624          9,556
Total expenses...................        93,821          93,746         29,696         29,628
Operating income (loss)..........       (16,269)        (17,100)        (3,325)        (4,072)
Income (loss) before income taxes       (16,952)        (17,783)        (3,312)        (4,059)
Income taxes.....................        18,136          18,136          1,150          1,150
Net income (loss)................      $(35,088)       $(35,919)       $(4,462)       $(5,209)
                                       ========        ========        =======        =======
Earnings (loss) per common share:
 Basic  .........................      $  (0.59)       $  (0.60)       $ (0.07)       $ (0.09)
 Diluted ........................      $  (0.59)       $  (0.60)       $ (0.07)       $ (0.09)

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RESTATEMENT -- (CONTINUED)

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   RESTATEMENT OF CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                  SEPTEMBER 30, 2004
                                             ----------------------------
                                             AS PREVIOUSLY
                                                REPORTED      AS RESTATED
                                             -------------    -----------
Accounts receivable, net .................      $ 13,093       $ 11,962
Inventories ..............................        21,573         21,648
   Total current assets ..................        63,397         62,341
    Total assets .........................      $250,433       $249,377
                                                ========       ========
Other current liabilities ................        19,041         18,816
Total current liabilities ................        44,791         44,566
Total liabilities ........................        97,050         96,825
Accumulated deficit ......................       (67,019)       (67,850)
   Total stockholders' equity ............       153,383        152,552
    Total liabilities and stockholders'
     equity...............................      $250,433       $249,377
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

   The unaudited interim financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 included in this Form 10-Q/A have been restated as discussed in Item 1, Part I, Note 9 of this Form 10-Q/A. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended September 30, 2004, as originally filed with the Securities and Exchange Commission on November 8, 2004 (the "Original Form 10-Q") that was affected by the restatement has been amended and restated to the extent affected. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Items 1, 2 and 4, and Part II, Item 6, solely to reflect the impact of the restatement and related matters.

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

   We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical studies, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily at our corporate headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. We currently carry out research and development activities and manufacturing of our biotechnology-derived products primarily through Bio-Technology General (Israel) Ltd., our wholly owned subsidiary in Israel, which we refer to as BTG-Israel. As described below under the caption "New Strategic Direction," we are in the process of exploring a potential divestiture of our Israeli business operations, including BTG-Israel.

   Our financial results have been heavily dependent on Oxandrin sales since we introduced the product in December 1995. Sales of Oxandrin accounted for 40% of our net product sales in the first nine months of 2004 and 49% of our net product sales in the first nine months of 2003. Sales of Oxandrin accounted for 46% of our net product sales in 2003, 48% in 2002 and 54% in 2001.
Oxandrin net sales in the first nine months of 2004 were adversely impacted by returns during the period and provisions for future returns. Oxandrin sales in 2002 were adversely affected by our change to selling directly to wholesalers rather than through a third-party distributor. Several companies have filed drug master files with the FDA relating to a generic drug with oxandrolone, the same active pharmaceutical ingredient in Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, it is possible that the FDA may approve one or more generic versions of Oxandrin as early as the fourth quarter of 2004. The introduction of generic oxandrolone products would likely cause a significant decrease in our revenues from sales of Oxandrin, which would adversely affect us financially and could require us to scale back some of our business activities.

   In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone. This petition cited a serious safety concern in patients concomitantly using Oxadrin and anticoagulant drugs containing warfarin. In addition, this petition cited concerns related to the physical-chemical properties of the oxandralone drug substance which are important for manufacturing quality assurance and place oxandralone in the FDA-defined category of "problem drugs" in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the U.S. market should, prior to the issuance of marketing approval, be required to also conduct a clinical study to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In each of August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA will respond. Since August 2004, we have received no further communication from the FDA regarding our petition.

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

NEW STRATEGIC DIRECTION

   In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of our two product candidates currently in Phase 2 clinical trials - Prosaptide for neuropathic pain in patients with HIV/AIDS, and Puricase for severe, refractory gout. We also intend to concentrate on an active in-licensing program to access and develop novel compounds in clinical stage development.

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

   Through December 31, 2003, sales returns had been minimal and insignificant to our results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, we became aware that retail customers of our wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. Through the first six months of 2004, we issued credits to our wholesalers in the amount of $1,732,000 and recorded a provision for estimated future product returns totalling $2,957,000.

   In the third quarter of 2004, we issued credits to our wholesalers in the amount of $1,563,000. We also determined that the rate of product returns was greater than that estimated in the previous quarter. On the basis of this information, we increased our estimates for future product returns and recorded an additional provision totalling $5,036,000 in the third quarter of 2004. For the nine months ended September 30, 2004, the aggregate provision for returns was $11,288,000. As of September 30, 2004, our provision for future returns, which may occur over several years, was $7,993,000.

   We will continue to monitor our product returns. We regularly review the factors that influence our estimates including:

   o actual returns experience;

   o the demand for our products;

   o estimated inventory levels of our wholesaler customers; and

   o other relevant factors.

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

                                              NINE MONTHS ENDED     THREE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                                2004                  2004
                                             (RESTATED)    2003    (RESTATED)    2003
                                             ----------    -----   ----------    -----
Revenues:
 Products sales, net .....................       91.5%      94.0%      92.3%      95.1%
 Contract fees ...........................        0.9        1.2        0.9        1.0
 Royalties ...............................        6.3        2.6        4.1        2.5
 Other revenues ..........................        1.3        2.2        2.7        1.4
                                                -----      -----      -----      -----
   Total revenues ........................      100.0%     100.0%     100.0%     100.0%
                                                -----      -----      -----      -----
Expenses:
 Research and development ................       28.5       27.4       24.5       34.1
 Marketing and sales .....................       23.1       18.8       20.2       16.0
 General and administrative ..............       24.5       19.2       23.5       18.8
 Retirement ..............................        2.8         --         --         --
 Cost of product sales ...................       33.6       15.7       37.4       14.4
 Amortization of intangibles associated
  with acquisition........................        4.0        3.3        4.0        3.0
 Commissions and royalties ...............        5.9        4.2        6.3        5.1
                                                -----      -----      -----      -----
   Total expenses ........................      122.4       88.6      115.9       91.4
                                                -----      -----      -----      -----
Operating (loss) income ..................      (22.4)      11.4      (15.9)       8.6
Other (expense) income, net ..............       (0.9)       4.2        0.1       10.4
(Loss) income before income taxes ........      (23.3)      15.6      (15.8)      19.0
Income taxes .............................       23.7        5.0        4.5        6.1
                                                -----      -----      -----      -----
Net (loss) income ........................      (47.0)%     10.6%     (20.3)%     12.9%
                                                =====      =====      =====      =====

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

   o returns of expired product;

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

   The following table summarizes net sales of our commercialized products as a percentage of net product sales for the periods indicated:

                                         NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------    ----------------------------------
                                             2004                                  2004
                                          (RESTATED)            2003            (RESTATED)            2003
                                        ---------------    ---------------    ---------------    ---------------
                                                                 (DOLLARS IN THOUSANDS)
Oxandrin.............................   $27,958    40.0%   $42,851    49.2%   $ 9,441    40.0%   $16,867    52.5%
Oral liquid pharmaceutical products..    24,537    35.0     18,859    21.6      8,685    36.8      6,815    21.2
Human growth hormone.................     8,075    11.5     12,392    14.2      3,578    15.2      4,230    13.2
Delatestryl..........................     4,210     6.0      7,185     8.3        477     2.0      2,593     8.1
BioLon...............................     4,153     5.9      4,860     5.6      1,071     4.6      1,404     4.4
Other................................     1,202     1.6        963     1.1        341     1.4        203     0.6
                                        -------   -----    -------   -----    -------   -----    -------   -----
   Total.............................   $70,135   100.0%   $87,110   100.0%   $23,593   100.0%   $32,112   100.0
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

   The following table summarizes our U.S., United Kingdom and other international product sales as a percentage of total product sales for the periods indicated:

                        NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------    ----------------------------------
                            2004                                  2004
                         (RESTATED)            2003            (RESTATED)            2003
                       ---------------    ---------------    ---------------    ---------------
                                                (DOLLARS IN THOUSANDS)
United States........  $32,168    45.8%   $50,289    57.7%   $ 9,918    42.0%   $19,767    61.6%
United Kingdom.......   23,533    33.6     18,633    21.4      8,416    35.6      7,244    22.5
Other international..   14,434    20.6     18,188    20.9      5,259    22.4      5,101    15.9
                       -------   -----    -------   -----    -------   -----    -------   -----
   Total.............  $70,135   100.0%   $87,110   100.0%   $23,593   100.0%   $32,112   100.0%
                       =======   =====    =======   =====    =======   =====    =======   =====

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

   Revenues. Total revenues decreased by $16,047,000, or 17.3%, in the nine months ended September 30, 2004 to $76,646,000 from $92,693,000 in the nine months ended September 30, 2003. The decrease in total revenues resulted primarily from the decrease in product sales, net, and other revenues, partially offset by an increase in royalties.

   Product sales, net decreased by $16,975,000, or 19.5%, in the nine months ended September 30, 2004 to $70,135,000 from $87,110,000 in the nine months ended September 30, 2003. The decrease resulted primarily from decreases in net sales of Oxandrin, human growth hormone, Delatestryl, and BioLon, partially offset by an increase in sales of Rosemont's oral liquid pharmaceutical products.

   Sales of Oxandrin in the nine months ended September 30, 2004 were $27,958,000, a decrease of $14,893,000 or 34.8%, from $42,851,000 in the first nine months of 2003. This decrease resulted principally from the negative impact of returns of expiring product, from a provision for future returns and from lower purchases by wholesalers, primarily in the second quarter, as they completed the reduction in their inventory levels. Oxandrin prescription volumes remained steady in the first nine months of 2004. These decreases were partially offset by price increases since the first quarter of 2003.

   Through December 31, 2003, Oxandrin sales returns had been minimal and insignificant to our results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, we became aware that retail customers of our wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. For the nine months ended September 30, 2004, the aggregate provision for returns was $11,288,000. As of September 30, 2004, our provision for future returns was $7,993,000.

   We will continue to monitor our product returns. We regularly review the factors that influence our estimates including:

   o actual returns experience;

   o the demand for our products;

   o estimated inventory levels of our wholesaler customers; and

   o other relevant factors.

   If necessary, we make adjustments when we believe that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for our products could result in material changes in the amount of returned product, and actual results may differ materially from our estimates.

   Sales of oral liquid pharmaceutical products in the nine months ended September 30, 2004 were $24,537,000, an increase of $5,678,000, or 30.1%, from
$18,859,000 in the first nine months of 2003. A portion of the increase was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. Measured in pounds sterling, Rosemont's sales in the nine months ended September 30, 2004 increased by 15.6% over sales in the first nine months of 2003.

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

   Sales of Delatestryl in the nine months ended September 30, 2004 were $4,210,000, a decrease of $2,975,000, or 41.4%, from $7,185,000 in the first nine months of 2003. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 as a result of the reintroduction of this competing generic product.

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

   Cost of product sales increased by $11,226,000, or 77.1%, in the nine months ended September 30, 2004 to $25,782,000 from $14,556,000 in the nine months ended September 30, 2003. Cost of product sales as a percentage of product sales increased from 16.7% in the nine months ended September 30, 2003 to 36.8% in the nine months ended September 30, 2004. The increase is principally attributable to:

   o reductions in net product sales as a result of returns of expiring product and provisions for future returns;

   o expenses of $6,032,000 primarily for process validation and similar qualification activities relating to the operation of our manufacturing facility in Be'er Tuvia;

   o depreciation of $2,162,000 related to our Be'er Tuvia facility beginning in January 2004;

   o a reserve of $1,676,000 that we recorded against Delatestryl inventories that were in excess of projected demand for the product; and

   o loss contract reserves of $874,000.

   In the first nine months of 2003, we capitalized the costs of operating the Be'er Tuvia facility and did not record depreciation on the facility because it was not yet ready for its intended use.

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

   Other expense, net was $683,000 for the nine months ended September 30, 2004, compared to other income, net, of $3,938,000 for the nine months ended September 30, 2003. The change is primarily attributable to the write down in the value of our investment in Marco Hi-Tech JV, Ltd. In 2003, we agreed to invest an aggregate of $1,500,000 in Marco preferred stock and acquired an option to market Marco's Huperzine-A product candidate for the treatment of Alzheimer's disease. As of March 31, 2004, we had invested $1,000,000 in Marco. In the second quarter of 2004, we elected not to make our final $500,000 investment in Marco. As a result, our preferred stock has converted into Marco common stock and our option to market Huperzine-A has terminated. Although we will continue to hold the Marco common stock, based on our assessment of the status of the development of Marco's product candidate, we have written down the entire amount of our $1,000,000 investment in Marco. In addition, other income for the nine months ended September 30, 2003 included $3,354,000 of unamortized contract fees. During the third quarter of 2003, we agreed to terminate a distribution agreement with DuPuy Orthopaedics, Inc. that provided DuPuy with distribution rights to our Arthrease product to treat osteoarthritis. As a result of the termination of this agreement, we recognized as other income the remaining contract fees paid by DuPuy that we had previously deferred in accordance with SAB 101.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

   Revenues. Total revenues decreased by $8,225,000, or 24.3%, in the three months ended September 30, 2004 to $25,556,000 from $33,781,000 in the three months ended September 30, 2003. The decrease was primarily attributable to the decrease in product sales, net, partially offset by an increase in royalties.

   Product sales, net, decreased by $8.519,000, or 26.5%, in the three months ended September 30, 2004 to $23,593,000 from $32,112,000 in the third quarter of 2003. The decrease was primarily attributable to decreases in the net sales of Oxandrin, Human growth hormone, Delatestryl, and BioLon, partially offset by an increase in the sales of Rosemont's oral liquid pharmaceutical products.

   Sales of Oxandrin in the three months ended September 30, 2004, net of product returns and provision for future returns, were $9,441,000, representing a significant decrease from $16,867,000 in the third quarter of 2003. The decrease is primarily due to the effects of the returns and the provision for future returns.

   Sales of oral liquid pharmaceutical products in the three months ended September 30, 2004 were $8,685,000, an increase of $1,870,000, or 27.4%, from
$6,815,000 in the third quarter of 2003. A portion of the increase was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. Measured in pounds sterling, Rosemont's sales in the three months ended September 30, 2004 increased by 14.3% over the sales in the third quarter of 2003.

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

   Sales of Delatestryl in the three months ended September 30, 2004 were $477,000, a decrease of $2,116,000, or 81.6%, from $2,593,000 in the third quarter of 2003. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in March 2004. We expect our Delatestryl sales for the remainder of 2004 to be significantly lower than our 2003 sales of $12,343,000 as a result of the reintroduction of this competing generic product.

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

   Marketing and sales expense decreased by $237,000, or 4.4%, in the three months ended September 30, 2004 to $5,175,000 from $5,412,000 in the three months ended September 30, 2003. The decrease is primarily attributable to a reduction in Oxandrin marketing expense. As a percentage of product sales, marketing and sales expense increased to 21.9% in the three months ended September 30, 2004 from 16.9% in the third quarter of 2003, primarily as a result of the decrease in net product sales.

   General and administrative expense decreased by $344,000, or 5.5%, in the three months ended September 30, 2004 to $5,999,000 from $6,343,000 in the three months ended September 30, 2003. The decrease was primarily attributable to lower legal expenses, partially offset by higher consulting expenses related to our implementation of provisions of the Sarbanes-Oxley Act.

   Cost of product sales increased by $4,680,000, or 96%, in the three months ended September 30, 2004 to $9,556,000 from $4,876,000 in the three months ended September 30, 2003. Cost of product sales as a percentage of product sales increased from 15.2% in the three months ended September 30, 2003 to 40.5% in the three months ended September 30, 2004. The increase is principally attributable to:

   o reductions in net product sales as a result of expiring product and provisions for future returns;

   o a reserve of $1,676,000 that we recorded against Delatestryl inventories that were in excess of projected demand for the product;

   o expenses of $1,213,000 primarily for process validation and similar qualification activities relating to the operation of our manufacturing facility in Be'er Tuvia;

   o loss contract reserves of $874,000; and

   o depreciation of $646,000 related to our Be'er Tuvia facility which began operation in January 2004.

   In 2003, we capitalized the costs of operating the Be'er Tuvia facility and did not record depreciation on the facility because it was not yet ready for its intended use.

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

LIQUIDITY AND CAPITAL RESOURCES

   Our working capital at September 30, 2004 was $17,775,000, compared to $38,913,000 at December 31, 2003.

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

   Net cash provided by operating activities was $9,073,000 in the nine months ended September 30, 2004, compared to $13,309,000 in the nine months ended September 30, 2003. Net loss was $35,919,000 in the nine months ended September 30, 2004, compared to net income of $9,853,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, net cash provided by operating activities was greater than our net loss principally as a result of the non-cash effect on net income of the $16,272,000 provision for income tax that we recorded in connection with the corresponding valuation allowance against our U.S. deferred tax assets. Net cash provided by operating activities also differed from our net loss in the first nine months of 2004 because of a decrease in accounts receivable, net of $21,413,000, depreciation and amortization of $4,848,000, amortization of intangible assets associated with acquisition of $3,038,000, an increase in accounts payable of $1,038,000 and the $1,000,000 write down in the value of our investment in Marco Hi-Tech JV, Ltd. The decrease in accounts receivable in the nine months ended September 30, 2004 is attributable principally to the decrease in product sales in the second quarter of 2004, to the collection of accounts receivable that were outstanding as of December 31, 2003 and a non-cash provision for product returns of $7,993,000. In addition, we recorded non-cash inventory reserves of $2,200,000 in the first nine months of 2004.

   Net cash used in investing activities was $202,000 in the nine months ended September 30, 2004, compared to $6,529,000 in the nine months ended September 30, 2003. Net cash used in investing activities included capital expenditures of $2,377,000 in the first nine months of 2004 and $6,975,000 in the first nine months of 2003. We incurred these capital expenditures in the first nine months of 2004 primarily for the upgrade of Rosemont's manufacturing facility and in the first nine months of 2003 primarily for the construction of our Be'er Tuvia manufacturing facility.

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

   o our ability to divest our Israeli business operations on attractive terms or at all;

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

   Net sales of Oxandrin for the first nine months of 2004 amounted to $28.0 million, representing approximately 40% of our net product sales for that period. Net sales of Oxandrin amounted to $57.6 million in 2003, representing 46% of net product sales, $45.9 million in 2002 representing 48% of net product sales, and $47.2 million in 2001 representing 54% of net product sales. Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, it is possible that the FDA may approve one or more generic versions of Oxandrin as early as the fourth quarter of 2004. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities.

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

   In 2004, we experienced returns of expiring Oxandrin for the first time. Accordingly, our revenues from Oxandrin sales were reduced by approximately $11.3 million as a result of returns and sales return allowances that we recorded in the first nine months of 2004. As of September 30, 2004, $8.0 million of that amount remains as an allowance for future product returns. We will continue to monitor our products to assure that future reserves for returns are provided as appropriate. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

   o our ability to divest our Israeli business operations on attractive terms or at all;

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

   o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

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

   o the amount of clinical benefits and side effects of our product candidates relative to their cost;

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

   During 2003 we transferred BioLon and Savient HA manufacturing to the Be'er Tuvia facility. We expect to transfer human growth hormone manufacturing operations to the Be'er Tuvia facility in 2004 and 2005 and file for regulatory approval for the transfer during 2005. The manufacture of each product at the Be'er Tuvia facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the U.S., prior to the resumption of manufacturing of that product at the Be'er Tuvia facility. Prior to transferring the manufacturing for each product to the Be'er Tuvia facility, we plan to build inventory of such product that we believe will be adequate to meet demand over the period required to transfer the manufacturing operations and have them inspected and approved. If it takes longer than expected to complete the transfer or obtain regulatory approval or demand for our product exceeds our expectations, our ability to meet our customers' requirements for their products will be adversely affected.

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

   o The areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties, may be limited as a result of non-competition provisions of our strategic alliance agreements.

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

   In addition, members of our board of directors prior to June 2003 and Arthur Andersen LLP, our prior auditor, were named in derivative actions that claimed, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system. While these derivative suits were dismissed by the court, we have received a letter on behalf of a purported stockholder demanding that we commence an action against most of our directors, certain former directors, Arthur Andersen and others who were responsible for the actions that resulted in the restatement of our financial statements. A special committee of our board of directors, consisting of directors who were not directors prior to our June 2003 annual meeting of stockholders, has investigated this demand and has determined that litigation relating to this matter should not proceed.

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

   Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

   o cease selling products or undertaking processes that are claimed to be infringing a third party's intellectual property;

   o obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property's owner, which licenses may not be available on reasonable terms, or at all;

   o redesign those products or processes that are claimed to be infringing a third party's intellectual property; or

   o pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

   We are currently a party to several lawsuits and disputes regarding intellectual property, including:

   o with Genentech, relating to human growth hormone in Israel;

   o with Novo Nordisk, relating to human growth hormone in the United States;
     and

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

   o returns of expired product;

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

   We are evaluating our internal controls to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion:

   o we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effects on our operations in part because there is no precedent available by which to measure compliance adequacy,

   o as described in Item 4 of this form 10-Q/A, we have identified a "material weakness" in our internal controls relating to shipping terms under customer contracts and related revenue recognition, and

   o we also previously disclosed a "material weakness" in our internal controls relating to our communication with and supervision of our accounting staff at our Israeli subsidiary.

We have implemented steps to remediate these weaknesses in our internal controls and we believe we have enhanced our internal control procedures in such a manner so as to prevent reoccurrences of these deficiencies.

   However, to the extent we have not fully remediated these weaknesses or if we experience additional material weaknesses in the future, we may not be able to comply with the requirements of Section 404. We have instituted new procedures that include additional reviews of customer billings to ensure that revenue is recognized according to the terms of sale in our contracts. In addition, we have identified the need to consider the mix and the possible addition of staff with accounting research and tax expertise and are taking steps to improve the segregation of duties among the relatively small number of our employees who deal with general, administrative and financial matters at each of our three primary business locations. If we are not able to implement policy or adequately segregate functions, particularly as they relate to inventory management, sales order processing, treasury, payroll and procurement processing functions, we may not be able to comply with the requirements of Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigations by regulatory authorities, such as the Securities and Exchange Commission or the NASDAQ National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

   During the course of their review of the financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Grant Thornton LLP, our independent auditors, informed our management and our audit committee that they identified deficiencies in our internal controls relating to our communication with and supervision of our accounting staff at our Israeli subsidiary, Bio-Technology General (Israel) Ltd. These deficiencies were identified in connection with the manner in which the accounting staff at our Israeli subsidiary accounted for inter-company revenues and costs of good sold during the second quarter of 2004. Grant Thornton informed us that they believe that these deficiencies constituted a "material weakness" in our internal controls. However, we have no reason to believe that this weakness resulted in any material inaccuracies to our financial statements in that the transaction in question had been properly accounted for in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

                                SAVIENT PHARMACEUTICALS, INC.
                                (Registrant)




                                By: /s/ Christopher Clement
                                    --------------------------------------------
                                    Christopher Clement
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Lawrence A. Gyenes
                                    --------------------------------------------
                                    Lawrence A. Gyenes
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Dated: February 22, 2005

EXHIBIT INDEX


EXHIBIT NO.                                                       DESCRIPTION
-----------    --------------------------------------------------------------------------------------------------------------------
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

---------------
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 7, 1998.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 27, 2004.