Form 10-K
period 2004-12-31
SAVIENT PHARMACEUTICALS INC
filed 2005-03-31
CIK 722104

Click to Contents

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes                            No

As of March 23, 2005, the number of shares of Common Stock outstanding was 60,443,777. The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by the National Association of Securities Dealers Automated Quotation System on June 30, 2004) was approximately $148,918,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

Back to Contents

PART I

Item 1. BUSINESS

Overview

We are an emerging specialty pharmaceutical company engaged in developing, manufacturing and marketing pharmaceutical products that address unmet medical needs in both niche and wider markets. We distribute our products on a worldwide basis. In the United States, we distribute our products through wholesalers and we market our products to physicians through a sales force that includes both our own employees and representatives of a contract sales organization. In the United Kingdom, we distribute our oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers, and we market our products primarily to physicians through our own sales force. In Israel, we distribute our products directly to hospitals, HMOs and retailers, and we market our products to physicians through our own sales force. Elsewhere in the world, we distribute our products primarily through third party license and distribution relationships.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, we have assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development. In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase, a product candidate currently in Phase 2 clinical trials, and Prosaptide, our product candidate for which we may explore indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical trials, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily from our headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. Development and manufacturing activities for our global biologics manufacturing business are primarily carried out in Israel through our Bio-Technology General (Israel) Ltd. subsidiary.

Recent Developments

On March 23, 2005, we announced that we had signed a definitive agreement to sell our global biologics manufacturing business for $80 million cash to certain subsidiaries of Ferring Holding SA, a privately owned specialty pharmaceutical company headquartered in Lausanne, Switzerland, which we refer to as Ferring. This divestiture includes our human growth hormone, Nuflexxa, BioLon, Bio-Hep-B, Silkis and insulin products, as well as our Fibrimage product candidate. We will receive the $80 million in three cash installments: $55 million at closing, $15 million at the first anniversary of closing and $10 million at the second anniversary of closing. We estimate the proceeds from this transaction over the next two years to be approximately $70 million after transaction-related expenses, taxes and the extinguishment of bank debt, assuming the transaction closes in the next six months. We expect that the transaction will close in the first half of 2005. The closing of the transaction is subject to a number of conditions, including governmental and regulatory approvals.

As a result of the execution of this definitive agreement, we will reclassify our global biologics manufacturing business as discontinued operations in accordance with FAS 144. Because this reclassification took effect after December 31, 2004, our audited financial statements as of and for the fiscal year ended December 31, 2004 do not reflect this reclassification.

Back to Contents

In addition, on March 23, 2005, we also announced the signing of a definitive agreement with Ferring Pharmaceuticals, Inc., which we refer to as Ferring USA, to co-promote Nuflexxa in the United States. Under the terms of the agreement, which is contingent upon the sale of our global biologics manufacturing business, we will promote Nuflexxa to rheumatologists in the United States. Ferring USA will focus its promotional efforts for Nuflexxa on the orthopedic surgeon community in the United States and will market Nuflexxa globally to both rheumatologists and orthopedic surgeons.

We plan to establish a sales force targeting the rheumatology community for this co-promotion effort. In addition, we will contribute financial support to the medical education, training and related advertising and marketing programs to support Nuflexxa through December 31, 2008. In consideration of this investment, we will receive 50% of the global revenue for Nuflexxa above agreed upon thresholds. Under the agreement we are required to invest $20 million in our sales force and other marketing contributions over the first two calendar years, subject to adjustment if the closing of the sale of our global biologics manufacturing business does not occur on or before July 31, 2005. Beyond the first two calendar years, our continued contribution to and participation in the co-promotion arrangement is contingent upon the achievement of agreed upon revenue thresholds.

On March 11, 2005, we announced that we will terminate the Phase 2 clinical trial of our Prosaptide product candidate after a scheduled interim analysis, scheduled pursuant to the trial protocol, indicated that even if the trial were to continue as designed to its planned end there would be little chance that the trial would demonstrate efficacy in the treatment of peripheral neuropathic pain. We intend to analyze all the available data from this study and from recently completed pre-clinical pharmacology studies. When the whole of the Prosaptide data set has been thoroughly reviewed by our staff and a panel of independent experts, we will determine whether we will pursue alternative indications for the treatment of peripheral neuropathtic pain, or further explore the potential of Prosaptide to treat the underlying peripheral neuropathy in HIV/AIDS and other diseases, or terminate our Prosaptide development program.

New Strategic Direction

In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase, our product candidate currently in Phase 2 clinical trials, and Prosaptide, our product candidate for which we may explore indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

Our divestiture of our global biologics manufacturing business to Ferring is also part of this change in our strategic business plan. We believe that a sale of our global biologics manufacturing business will provide the incremental resources that we will require to fund the advancement of our drug development programs.

Our Products

Oxandrin®

Oxandrin is a synthetic analogue of a testosterone derivative used to promote weight gain following involuntary weight loss. We sell Oxandrin in both 2.5mg and 10mg tablets. We first introduced the 10mg tablet in October 2002, for the purpose of improving adherence by patients taking 20mg a day (the most common dosage). By the end of 2004, approximately 40% of all Oxandrin prescriptions were being filled with the 10mg tablet.

Since our launch of Oxandrin in December 1995, a significant portion of Oxandrin sales has been for the treatment of patients suffering from AIDS-related weight loss. We have supported clinical trials at leading institutions with the goal of providing clinical support for the use of Oxandrin to treat other disease-related weight loss conditions. To date, clinical trials have been completed relating to the use of Oxandrin to promote weight gain in the frail elderly population, as well as patients suffering from burns, decubitus ulcers

Back to Contents

resulting from malnutrition, chronic obstructive pulmonary disease and cancer. These studies show Oxandrin to be safe and effective for the studied use.

Our financial results have been heavily dependent on Oxandrin sales since we first introduced the product in December 1995. Sales of Oxandrin accounted for 41% of our net product sales in 2004, 46% of our net product sales in 2003 and 48% of our net products sales in 2002. However, oxandrolone, the active ingredient in Oxandrin, is off-patent, and our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have also expired. Several companies have filed drug master files with the U.S. Food and Drug Administration, or FDA, relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone. This petition cited a serious safety concern in patients using Oxandrin together with anticoagulant drugs containing warfarin. In addition, this petition cited concerns related to the physical-chemical properties of the oxandrolone drug substance which are important for manufacturing quality assurance. The petition argues that as a result of these concerns, oxandrolone should be categorized by the FDA as a “problem drug” in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the United States should, prior to the issuance of marketing approval, be required to also conduct a clinical trial to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA will respond and since August 2004, we have received no further communication from the FDA regarding our petition. In February 2005, we submitted another supplemental position paper to the FDA in support of our Citizens Petition advocating the adoption of rigorous impurity standards for oxandralone consistent with those recently published by USP.

We distribute Oxandrin primarily in the United States. Sales of Oxandrin outside of the United States have been minimal.

Oral Liquid Pharmaceutical Products

Our Rosemont subsidiary develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who, because of age, medical conditions or personal preference, take medication in oral liquid form. Many of Rosemont’s products are unique in an oral liquid form and cover a wide range of disease states. Rosemont’s major therapeutic and product areas are cardiovascular, central nervous system, opioids, diuretics, antibiotics, vitamins and oncology. Major products in Rosemont’s portfolio include oral liquid formulations of tamoxifen, dipyridamole, furosemide, dexamethasone, sulpiride, methadone and folic acid. The elderly are the primary patient population for oral liquid formulations, although these formulations are administered to the pediatric population as well. In 2000, Krska and Jamison estimated that 18% of the United Kingdom’s population was over the age of 65 and in 1991, Lindgren and Janzon found that 22% of the over-50 population suffered from swallowing difficulties.

Rosemont sells two categories of products — licensed products and specials. Licensed products are products for which Rosemont receives U.K. regulatory approval to promote the oral formulation to physicians, nurses and pharmacists. Specials are products for which Rosemont has a limited U.K. regulatory approval to accept custom orders for the product, but which Rosemont is not permitted to promote. Sales of licensed products accounted for approximately 79% of Rosemont’s sales in 2004, 74% in 2003 and 65% in 2002. Sales of specials accounted for the balance of Rosemont’s sales in each of these years.

Rosemont maintains an extensive list of available specials. Of Rosemont’s more than 90 products, 43 are specials, including five specials introduced during 2004. Rosemont is planning to introduce four additional

Back to Contents

specials during 2005. Typically, when an order comes in for a special, it can be shipped within 24 hours. For a product where no special formulation already exists, one can be created in six to nine months. Rosemont’s strategy is to first produce products as specials, then conduct bioequivalence and stability studies to obtain a license to promote those products. This process generally requires two to three years. Rosemont maintains an in-house development capability.

Rosemont has found a market niche in which it faces only limited competition due to the relatively small size of the market for oral liquids. To date, Rosemont has worked with compounds that are not protected by patents. Rosemont’s products do not follow the typical life cycle of off-patent drugs, as they may continue to grow for many years without significant price erosion. We expect that Rosemont’s growth in the near term will result primarily from new rheumatology, pain or cardiovascular products primarily targeting the elderly. According to IMS Health, the oral liquids segment of the U.K. market is currently growing at approximately 15% per year, substantially higher than the rate of growth of the U.K. pharmaceutical market as a whole. We believe that U.K. government policy helps to drive the consumption of oral liquid formulations, by recommending that “method of administration” be an important consideration when administering medicines to elderly patients. Rosemont’s competitors are U.K. pharmaceutical companies active in the marketing of drugs for use by elderly and pediatric patients.

Rosemont has developed an oral liquid formulation of tamoxifen, an off-patent drug for the treatment of both early stage and advanced breast cancer. Rosemont has sold tamoxifen in the United Kingdom since 1999. We have patented the formulation in the United States and the European Union, and a patent application is pending in Japan. We hold product registrations in Germany and Ireland and are working to register the product in other E.U. countries. To date, Rosemont has focused on the U.K. domestic market, with minimal export sales. In December 2004, Rosemont agreed to an exclusive marketing agreement with the German oncology pharmaceutical company ORCAPharm for distribution of our tamoxifen oral liquid formulation in Germany under the brand name SoltamoxTM. Rosemont is currently seeking FDA approval to manufacture Soltamox for sale in the United States. We filed a new drug application, or NDA, for registration of Soltamox in the United States in December 2004. If approved, Soltamox would be Rosemont’s first product entry into the United States.

Delatestryl®

Delatestryl is an injectable testosterone product used to treat men with hypogonadism (testosterone deficiency), a condition associated with reduced libido, insufficient muscle development and bone loss. We pay royalties to Bristol-Myers Squibb Company based on Delatestryl sales. Delatestryl is manufactured for us by Sabex 2002 Inc. of Canada, a subsidiary of Sandoz, a Novartis Corporation. We sell Delatestryl only in the United States.

Demand for Delatestryl increased significantly beginning in late 1998 when the FDA stopped the production of a competing generic injectable testosterone product. In March 2004, the FDA allowed the reintroduction of this generic product into the market, which has adversely affected our sales of Delatestryl. Sales of Delatestryl for 2004 were $5,630,000, down 54% from 2003. By the end of 2004, 47% of all U.S. prescriptions for Delatestryl or its generic equivalent were filled with a generic product. Sales of Delatestryl accounted for 5% of our net product sales in 2004, 10% in 2003 and 16% in 2002.

Mircette®

Mircette is an oral contraceptive that incorporates our patented oral contraceptive dosing regimen. This dosing regimen is designed to reduce both the risk of pregnancy if a woman forgets to take a pill and the breakthrough bleeding and spotting experienced by many women who use conventional low-dose contraceptives. We license Mircette to Organon (International) AG, a subsidiary of AKZO Nobel N.V. Organon sells Mircette pursuant to a license agreement with us, which provides that we receive royalties on sales and are eligible to receive milestone payments. We sell Mircette only in the United States.

Duramed Pharmaceuticals, Inc., a subsidiary of Barr Laboratories, began selling a generic version of Mircette in 2002. Organon’s sales of Mircette and our royalties have been adversely affected by Duramed’s

Back to Contents

sales of a generic version of Mircette. We subsequently filed a patent infringement suit against Duramed seeking damages and an injunction against further sales. See “Item 3. Legal Proceedings.”

Discontinued Operations

On March 23, 2005, we announced that we had signed a definitive agreement to sell our global biologics manufacturing business to Ferring. As a result of the execution of this definitive agreement, we will reclassify our global biologics manufacturing business as discontinued operations.

Our global biologics manufacturing business includes the following products:

•
Bio-TropinTM, our human growth hormone, or hGH, used to treat Turner syndrome and pituitary growth hormone deficiency in children. We sell Bio-Tropin in Israel. Third party distributors market our human growth hormone in other territories. In Japan, our human growth hormone is marketed by JCR Pharmaceuticals Co., Ltd under the brand name GrowjectTM. Ferring Pharmaceuticals Ltd. markets our human growth hormone in Europe under the brand name ZomactonTM. Teva Pharmaceuticals Ltd. markets our human growth hormone in the United States under the brand name Tev-TropinTM. Our worldwide sales of human growth hormone in 2004 were $16,200,000, a decrease of $4,290,000, or 21%, from $20,490,000 in 2003. Sales of human growth hormone accounted for 15% of our net product sales in 2004, 16% in 2003 and 21% in 2002.

•
NuflexxaTM, our fermentation-derived sodium hyaluronate knee injection used to treat osteoarthritis pain. We anticipate commercialization of Nuflexxa to begin in the United States in the fourth quarter of 2005. We also anticipate commercialization of sodium hyaluronate for osteoarthritis of the knee to begin in Europe under the brand name EuflexxaTM. We market Nuflexxa in Israel, where sales have been minimal, under the brand name ArthreaseTM.

•
BioLon®, our fermentation-derived sodium hyaluronate product used in ophthalmic surgery procedures such as cataract removal and intraocular lens implantation. We sell BioLon directly in Israel, and in more than 20 other countries through third party distributors. Our worldwide sales of BioLon in 2004 were $5,486,000, a decrease of $478,000, or 8%, from $5,964,000 in 2003.

•
Bio-Hep-B®, our genetically engineered vaccine against the hepatitis-B virus. Bio-Hep-B can be administered in lower doses than other recombinant hepatitis-B vaccines. We sell Bio-Hep-B directly in Israel. SciGen Pte., Ltd., which we refer to as SciGen, distributes Bio- Hep-B in several Asian countries under an exclusive license from us. Our worldwide sales of Bio-Hep-B in 2004 were $113,000, a decrease of $157,000, or 42% from $270,000 in 2003. Earlier in 2004, we discontinued the manufacture and sale of Bio-Hep-B.

•
Silkis®, our vitamin D derivative used to treat psoriasis, dermatitis and other skin disorders. Galderma distributes Silkis worldwide under an exclusive license from us. We received royalties of $463,000 in 2004, an increase of $133,000, or 40%, from $330,000 in 2003.

•
Insulin, our recombinant insulin used to treat diabetes mellitus. We rely on a number of third party licensees to market our insulin product in a large number of countries worldwide. We received royalties and milestone payments of $2,926,000 in 2004, an increase of $2,468,000, or 538%, from $458,000 in 2003.

Our global biologics manufacturing business also includes our Fibrimage product candidate, a thrombus-imaging agent targeted to the diagnosis of deep-vein thrombus. Draxis Health Inc., our worldwide licensee for Fibrimage, has advised us that it has completed its Phase 3 clinical trial in Canada and plans to file for approval in Canada in the first half of 2005. In addition, Draxis is currently awaiting FDA approval to begin a Phase 3 clinical trial in the United States. Two preclinical product candidates are also included in our global biologics manufacturing business.

Back to Contents

Our Clinical Pipeline

Puricase

Puricase is a polyethylene glycol, or PEG, modified recombinant porcine uricase, intended for the treatment of patients with symptomatic gout who are intolerant of or inadequately responsive to conventional therapy. Gout occurs when uric acid accumulates in the tissues and joints. Gout causes severe pain and disability and creates a risk of kidney failure, which may lead to life-threatening complications. Uricase is an enzyme that is not naturally produced by humans. Uricase can eliminate uric acid from the body by destroying uric acid as it circulates in the blood. As compared to unmodified uricase enzymes, the PEG-modified uricase enzyme has a longer circulating lifetime and is less likely to induce immune reactions. As a result, we believe that the PEG-modified uricase enzyme may treat refractory gout more effectively and with fewer side effects than other uricase enzyme treatments.

In 2002 and 2003, we conducted a Phase 1 clinical trial of Puricase at the Duke University Medical Center, using delivery by subcutaneous injection. The results demonstrated a reduction in uric acid levels. Some individuals participating in the study also experienced allergic reactions or other adverse events related to exposure to the drug. We completed an additional Phase 1 clinical trial in the third quarter of 2003 utilizing an intravenous route of administration. In this trial, no clinical allergic response was observed. In February 2004, we commenced a Phase 2 clinical trial of Puricase to determine an appropriate dose and dose regimen. The last patient dose was administered in December 2004, and we anticipate that the results of this study will be available in the second quarter of 2005. Assuming a favorable outcome of the Phase 2 clinical trial, we anticipate that Phase 3 clinical trials could begin by the fourth quarter of 2005.

Puricase has received “orphan drug” designation by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of seven years in the United States. However, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

Prosaptide

Prosaptide is a 14-amino acid peptide derived from a naturally occurring family of proteins. We acquired Prosaptide in March 2001 through our acquisition of Myelos Corporation. Prior to our acquisition of Myelos, Myelos conducted a single dose, rising dose tolerance and safety Phase 1 trial, a multiple dose, rising dose tolerance and safety Phase 1 trial and a Phase 2a clinical trial in Type I and Type II diabetes mellitus. This Phase 2a clinical trial suggested that daily administration of Prosaptide could reduce pain associated with diabetic peripheral neuropathy without significant side effects.

Following our acquisition of Myelos, we consulted with experts in peripheral nerve disease, and concluded that initial clinical development of Prosaptide for the treatment of pain resulting from peripheral nerve damage, or peripheral neuropathic pain, in the HIV population could be less complex than for the diabetes mellitus population. In addition, we determined that pursuit of Prosaptide to treat HIV peripheral neuropathic pain would provide us with the opportunity to collaborate with the Neurologic AIDS Research Consortium, or NARC, which focuses on understanding and treating neurological diseases associated with HIV. NARC has assisted us with the design, execution, analysis and reporting of the Phase 2 trial. The NIH’s AIDS Clinical Trial Group has also endorsed this trial by encouraging participation by its clinical investigation sites. As a result, we changed the initial clinical indication for Prosaptide to treatment of peripheral neuropathic pain in HIV. In July 2003, we commenced a Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy. This was a dose ranging safety and efficacy trial aimed at determining the appropriate dose and dose regimen necessary to treat the peripheral neuropathic pain. On March 11, 2005, we announced that we will terminate this Phase 2 clinical trial after a scheduled interim analysis indicated that even if the trial were to continue as designed to its planned end there would be little

Back to Contents

chance that the trial would demonstrate efficacy in the treatment of peripheral neuropathic pain. We intend to analyze all the available data from this study and from recently completed pre- clinical pharmacology studies. When the whole of the Prosaptide data set has been thoroughly reviewed by our staff and a panel of independent experts, we will determine whether we will pursue alternative indications for the treatment of peripheral neuropathic pain, or further explore the potential of Prosaptide to treat the underlying peripheral neuropathy in HIV/AIDS and other diseases, or to terminate our Prosaptide development program.

Under the terms of the Myelos acquisition agreement, we will be required to make a payment of $30 million to the former stockholders of Myelos if we are in a position to file an NDA for FDA approval of Prosaptide for the treatment of peripheral neuropathic pain or neuropathy. At least $14 million of this payment must be paid in shares of our common stock. The remaining $16 million can be paid, at our option, in cash, shares of our common stock or a combination thereof. The acquisition agreement also requires us to pay 15% of worldwide net sales of Prosaptide in the third year of commercialization to the former stockholders of Myelos, at least 50% of which must be paid in shares of our common stock.

Manufacturing and Supply Arrangements

Oxandrin

Our 2.5mg Oxandrin tablets are contract manufactured for us by Searle, a subsidiary of Pfizer. Our current agreement with Searle expired in March 2005. We expect the final shipments of oxandrolone, the active ingredient in Oxandrin, to be received in 2005, and we believe that they will satisfy our tablet manufacturing requirements through at least 2006. Searle has agreed not to produce oxandrolone for any other entity prior to October 2009. DSM Pharmacetucals, Inc. contract manufactures our 10mg Oxandrin tables for us from bulk oxandrolone supplied to them by Searle. In addition, we have an alternative supply agreement with Gideon-Richter Ltd., pursuant to which Gideon-Richter will supply oxandrolone to us on an exclusive basis if certain annual minimum purchase requirements are met. Gideon- Richter is currently in the process of obtaining regulatory approval to manufacture oxandrolone. If oxandrolone supplies provided by Searle are exhausted prior to Gideon-Richter’s obtaining the necessary regulatory approvals, our supplies of Oxandrin tablets may be insufficient to meet future demand.

Delatestryl

Delatestryl is contract manufactured for us by Sabex 2002 Inc. of Canada. Our current agreement with Sabex may be terminated by us or by Sabex upon two years written notice.

Oral Liquid Pharmaceutical Products

Rosemont manufactures all of its products at our U.K. manufacturing facility, which is registered with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA. This facility is designed for the production of aqueous oral liquids in a range of presentations from simple syrups to suspensions. Rosemont holds a Manufacturer’s Specials License allowing for the manufacture of unlicensed oral liquid drugs. Rosemont’s facility was last inspected by MHRA in March 2004. The next MHRA inspection is anticipated in mid-2005. Rosemont conducts limited contract manufacturing for third parties. During the fourth quarter of 2002, Rosemont obtained a “Home Office” license from the MHRA allowing our U.K. facility to handle and process anabolics such as oxandrolone. This would permit Rosemont to develop an oral liquid formulation of oxandrolone. We are currently seeking FDA approval of our U.K. facility to manufacture Soltamox for sale in the United States if marketing approvals are received from the FDA.

Global Biologics Manufacturing Business

We currently operate two manufacturing facilities for our global biologics manufacturing business in Israel. We manufacture human growth hormone in our facility in Rehovot, Israel. During 2003, we transferred manufacturing of BioLon and our other sodium hyaluronate products to the Be’er Tuvia, Israel facility. Both of these facilities will be included in our divestiture of our global biologics manufacturing business.

Back to Contents

Although we supply most of our distributors with human growth hormone in bulk form, we supply some of our distributors with finished product. For these distributors, we subcontract the formulation and filling in vials to Dr. Madaus GmbH. In addition, we subcontract sterilization of the BioLon syringe to Mediplast Israel Ltd.

We believe that we operate our facilities under, and are in compliance in all material respects with, the FDA’s current good manufacturing practices and good laboratory practices.

Sales and Distribution

In the United States, we sell primarily Oxandrin and Delatestryl. Until September of 2002, our sales were primarily to a single distributor. Thereafter, we engaged that same distributor to fulfill orders and invoice drug wholesaler customers on our behalf. In 2004, we replaced the sole distributor with Integrated Commercialization Services, Inc. In 2002, the Ross Products Division of Abbott Laboratories, Inc. purchased Oxandrin product to support its sales in the long-term care market. Our sales to one drug wholesaler customer were $19,068,000, or 14%, of total revenue for 2003 and $27,759,000, or 25%, of total revenue for 2004. Sales to a second drug wholesaler customer were $18,993,000, or 14%, of total revenue for 2003 and $19,634,000, or 17%, of total revenue for 2004. Sales to a third drug wholesaler customer, the parent of Integrated Commercialization Services, Inc., were $20,511,000, or 16%, of total revenue for 2003 and $14,112,000, or 13%, of total revenue for 2004.

We promote Oxandrin in the United States with our own sales and marketing force. As of February 1, 2005, we had 21 sales and marketing employees in the United States. In addition, we have engaged a contract sales organization to market Oxandrin in regions of the United States where we do not have sufficient sales and marketing personnel. We do not actively promote, but do continue to supply, Delatestryl in the United States.

Our Rosemont subsidiary has a sales force that markets Rosemont’s products in the United Kingdom. As of February 1, 2005, Rosemont had 33 sales and marketing employees. We also maintain a small sales force to market our products in Israel.

In all other territories, we rely on third party licensees to market our products. Our human growth hormone is distributed by Teva in the United States under the brand name Tev-Tropin; JCR Pharmaceuticals Co., Ltd. in Japan under the brand name Growject; Ferring in Europe under the brand name Zomacton; and a number of other distributors in several Latin American countries, primarily under the brand name Bio-Tropin. In 2002, total sales of human growth hormone to JCR Pharmaceuticals were $12,331,000, or 12%, of total revenue. Galderma distributes Silkis for us worldwide. The Ross Products Division of Abbott Laboratories, or Ross, markets Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. In December 2004, Rosemont completed an exclusive marketing agreement with the German oncology pharmaceutical company ORCAPharm, for distribution of our tamoxifen oral liquid formulation in Germany under the brand name Soltamox.

In substantially all of our product distribution agreements, we grant exclusive marketing and distribution rights in one or more countries in exchange for upfront license payments and exclusive supply arrangements. Pursuant to these agreements, we generally supply product at a price equal to a percentage of the distributor’s net sales price, subject to certain minimums. Regulatory approvals are obtained either by us or by our distributors, depending on the product, the territory and the terms of the agreement. We are generally obligated to indemnify the distributor for product liability claims resulting from the failure of supplied product to meet agreed upon specifications and infringement of third party patents.

Research and Development

Our research and development expenses totaled $27,800,000 in 2004, $31,797,000 in 2003 and $32,783,000 in 2002. We have received financial support for research and development from the Office of the Chief Scientist of the State of Israel for the development of Puricase and a preclinical product candidate totaling $991,000 in 2004, $2,639,000 in 2003 and $1,051,000 in 2002.

Back to Contents

We conduct research on potential products for which we have retained future rights for our own account and on behalf of our partners for which we receive certain current payments and, if successful, future payments in the form of royalties or manufacturing rights. As of February 1, 2005, we had approximately 55 scientists, associates and related scientific personnel engaged in our research and development efforts.

Governmental Regulation

Regulatory Compliance

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

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. In the United States, these procedures include pre-clinical studies, the filing of an IND, human clinical trials and approval of an NDA for chemical pharmaceutical products, or a biologic license application, or BLA, for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin.

Typically, clinical testing involves a three-phase process:

•	Phase 1 clinical trials are conducted in a small number of volunteers or patients to determine the early safety profile and the pattern of drug absorption, distribution and metabolism;

•
Phase 2 clinical trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and

•
Phase 3 large scale, multicenter, comparative clinical trials are conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA.

The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA or BLA for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. Any approval required by the FDA might not be obtained on a timely basis, if at all.

Among the conditions for an NDA or BLA approval is the requirement that the applicable manufacturing, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with good clinical practices, or GCP, good laboratory practices, or GLP, for specific non-clinical toxicology studies, current good manufacturing practice, or GMP, and computer information system validation standards. In complying with GCP, GLP and GMP, we must expend time, money and effort in the areas of training, production and quality control. Following approval of the NDA or BLA, we are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

Regulatory requirements and approval processes in E.U. countries are similar in principle to those in the United States, and can be at least as costly and uncertain. The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products, or CPMP, designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. Following CPMP review and approval, marketing applications are submitted to member countries for final

Back to Contents

approval and pricing approval, as appropriate. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured. The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union.

Under U.K. regulations, Rosemont is permitted to sell two categories of products. For those products for which Rosemont completes bioequivalence and stability studies, it applies for a product license from the U.K. Medicines and Healthcare Products Regulatory Agency permitting Rosemont to promote such products to physicians, nurses and pharmacists. For those products for which Rosemont has not obtained such a license, Rosemont holds a limited license to accept custom orders for the product, known as specials, but it is not permitted to promote these products.

We use, and will continue to use, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. For example, the passage of the Medicare Prescription Drug and Modernization Act of 2003 imposed new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products.

U.K.-based pharmaceutical companies are subject to two pricing schemes for their products. Generic product prices are generally required not to exceed government-agreed pricing levels. Branded products with annual sales to the U.K. National Health Service above stated levels are generally subject to an overall profit formula that is designed to ensure that prices are not unreasonable and that is applied to a company’s entire branded portfolio. Given the composition of Rosemont’s business and the projected growth rates of its branded products, we do not expect to face any specific price limits under the current regulations. The U.K. government recently reviewed the overall pricing structure for branded prescription medicines and agreed with the Association of British Pharmaceutical Industry to reduce the prices of all branded prescription medicines by 7%, effective January 1, 2005. This reduction affects approximately one third of Rosemont’s revenues. This is the first reduction since 1999 and is not expected to be reduced further until at least 2010. For specials, Rosemont is generally free to set its own introductory prices.

Patents and Proprietary Rights

Our scientific staff and consultants are actively working to develop proprietary techniques, microorganisms, processes and products. We protect our intellectual property rights in this work by a variety of means, including filing patent and trademark applications in the United States, Europe and other major industrialized countries. We also rely upon design registrations, trade secrets and improvements, unpatented

Back to Contents

proprietary know-how and continuing technological innovation to develop and maintain our competitive position.

As of March 1, 2005, we maintained worldwide approximately 373 issued patents either owned or exclusively licensed by us, including 57 patents issued in the United States and 13 patents issued by the European Patent Office, which in turn resulted in the issuance of 150 national patents in Europe, and 15 patents issued in Israel. Additionally, approximately 240 patent applications owned or exclusively licensed by us are pending in various countries. However, our patent applications might not result in issued patents, and issued patents might be circumvented or invalidated. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights. Such litigation may consume substantial amounts of our resources.

We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.

The following is the intellectual property status for our principal products and product candidates:

Oxandrin®

Our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have expired. We have been granted U.S. patents directed to the use of oxandrolone in the treatment of skin wounds, burns, chronic obstructive pulmonary disease and in ameliorating muscle weakness and wasting in HIV-positive patients. Furthermore, we have filed patent applications directed to oxandrolone compositions, methods of skin and wound healing and methods of treating burns and trauma-induced weight loss that are pending in the United States and other countries. We have also filed patent applications in the United States and Israel directed to a method of treating wounds by enhancing procollagen expression. These patents and patent applications, if issued, would expire between 2012 and 2022. We also have registered OXANDRIN as a trademark in the United States.

SoltamoxTM

We have patented the SoltamoxTM liquid tamoxifen formulation in the United States and 19 European countries and a patent application is pending in Japan. These patent and patent applications, if issued, will expire in 2018. We have registered SOLTAMOX as a Community Trademark in the European Union and an application for the mark is pending in the United States.

Delatestryl®

Delatestryl is off-patent. We have registered DELATESTRYL as a trademark in the United States.

Mircette®

We have patents in 23 countries directed to an oral contraceptive dosing regimen, which we have licensed to Organon (International) AG, a subsidiary of AKZO Nobel N.V. The patents expire in 2008 in the United States, in 2013 in Korea and in 2009 in most other countries. MIRCETTE is a registered trademark of N.V. Organon.

Puricase®

We have exclusively licensed from Mountain View Pharmaceuticals and Duke University certain patents and pending patent applications directed to PEGylated urate oxidase, as well as methods for making such uricases. These patents and patent applications, if issued, would expire between 2019 and 2021. Mountain View Pharmaceuticals has registered the PURICASE trademark, which we have exclusively licensed.

Back to Contents

Prosaptide

We own or have exclusively licensed various patents and patent applications directed to the prosaptide sequence as well as other neurotrophic peptides derived or modified from prosaposin, pharmaceutical compositions comprising such peptides and methods of using such neurotrophic peptides. These patents and patent applications, if issued, will expire between 2013 and 2017.

Rosemont

Rosemont’s formulation know-how is not patented, although Rosemont has obtained a patent on its Soltamox oral liquid product.

Competition

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

An important factor in our ability to compete will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Other significant competitive factors include:

•	capabilities of our collaborators;

•	product safety and efficacy;

•	timing and scope of regulatory approval;

•	product availability;

•	marketing and sales capabilities;

•	reimbursement coverage from insurance companies and others;

•	the amount of clinical benefits and side effects of our products relative to their cost;

•	the method of administering a product;

•	price; and

•	patent protection.

Many of the Rosemont oral liquid formulations are unique with competition limited to other specials manufacturers and research-based companies with original oral liquid formulations. Rosemont has few generic or multi-sourced products.

In the United States, Oxandrin competes against other anabolic agents and appetite stimulants. Around the world, our human growth hormone competes under a variety of brand names with similar products using a variety of injection systems.

We expect that Nuflexxa in the United States and Euflexxa in Europe will compete with Synvisc, Hyalgan, Supartz and Orthovisc, each of which is indicated for the treatment of pain due to osteoarthritis of the knee.

Employees

As of February 1, 2005, we had approximately 400 employees worldwide. Approximately 200 employees are related to manufacturing or production activities; 59 are related to sales and marketing activities; 55 are

Back to Contents

related to research and development activities; and 91 are in general and administrative positions. Approximately 68 employees are located in the United States; 126 are in the United Kingdom; and 211 are in Israel. We believe that relations with our employees are good.

Available Information

Our Internet website is http://www.savientpharma.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report at approximately the same time that they become available on the U.S. Securities and Exchange Commission’s website.

Our code of ethics, whistleblower policy, and the charters of the Audit Committee, Nominating and Corporate Governance Committee of our board of directors are all available on the corporate governance section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Savient Pharmaceuticals, Inc., One Tower Center, Fourteenth Floor, East Brunswick, New Jersey 08816.

Back to Contents

RISK FACTORS THAT MAY AFFECT RESULTS

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the statements regarding the divestiture of our global biologics manufacturing business are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Relating to our New Strategic Direction

          The closing of the sale of our global biologics manufacturing business to Ferring will be complex, time-consuming and expensive, and may disrupt or distract our management and other employees. In addition, the closing of the transaction is subject to a number of conditions, including governmental and regulatory approvals. If we are unable to complete this divestiture, we may not achieve the expected benefits of our new strategic direction.

On March 23, 2005, we announced that we had signed a definitive agreement to sell our global biologics manufacturing business for $80 million in cash to Ferring. We believe that this divestiture will provide the incremental resources required to fund the advancement of our lead drug candidate, Puricase for the treatment of severe refractory gout which is nearing completion of Phase 2 clinical trials in the United States, and pursue business development opportunities to in-license novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy. However, divestiture of our global biologics manufacturing business will be complex, time-consuming and expensive, and may disrupt or distract our management and other employees. In addition, the closing of the transaction is subject to a number of conditions, including governmental and regulatory approvals. While we expect that the transaction will close in the first half of 2005, we may not be able to complete this divestiture within that time period or at all. This divestiture involves substantial transaction costs and we may not ultimately achieve expected benefits and cost reductions. If we do not successfully complete the divestiture of our global biologics manufacturing business, we may not achieve the expected benefits of our new strategic direction.

Back to Contents

          We are repositioning our company to focus on product development, including an enhanced focus on the clinical development of Puricase, our product candidate currently in Phase 2 clinical trials, and Prosaptide. If we are unable to commercialize either or both of these product candidates, or experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

As part of our strategic business plan, we are repositioning our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase, our product candidate currently in Phase 2 clinical trials, and Prosaptide, our product candidate for which we may explore indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

On March 11, 2005, we announced that we will terminate our Phase 2 clinical trial of Prosaptide after a scheduled interim analysis, scheduled pursuant to the trial protocol, indicated that even if the trial were to continue as designed to its planned end there would be little chance that the trial would demonstrate efficacy in the treatment of peripheral neuropathic pain. We intend to analyze all the available data from this study and from recently completed pre-clinical pharmacology studies. When the whole of the Prosaptide data set has been thoroughly reviewed by our staff and a panel of independent experts, we will determine whether we will pursue alternative indications for the treatment or peripheral neuropathic pain, or further explore the potential of Prosaptide to treat the underlying peripheral neuropathy in HIV/AIDS and other diseases, or terminate our Prosaptide development program.

Our ability to commercialize Puricase, Prosaptide and any other product candidate that we may develop in the future will depend on several factors, including:

•	successfully completing clinical trials;

•	receiving marking approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers, to the extent we do not manufacture the product candidates ourselves;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.

If we are unable to successfully commercialize Puricase or Prosaptide, or both, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed. We will face similar drug development risks for any other product candidates that we may develop in the future.

          Puricase and Prosaptide, and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and obtain regulatory approval.

We must successfully complete clinical trials for Puricase and Prosaptide before we can apply for marketing approval of these product candidates. In July 2003, we commenced a Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy to supplement the findings of a previous Phase 2 clinical trial in patients with diabetes mellitus. On March 11, 2005, we announced that we will terminate our Phase 2 clinical trial of Prosaptide after a scheduled interim analysis, scheduled pursuant to the trial protocol. We intend to analyze all the available data from this study and from recently completed preclinical pharmacology studies. When the whole of the Prosaptide data set has been thoroughly reviewed by our staff and a panel of independent experts, we will determine whether we will pursue alternative indications for the treatment of peripheral neuropathic pain, or further explore the potential of Prosaptide to treat the underlying peripheral neuropathy in HIV/AIDS and other diseases, or terminate our Prosaptide development program.

In December 2004 we administered the last patient dose in a Phase 2 clinical trial of Puricase. We anticipate that the results of this study will be available in April 2005. Our Puricase clinical trial may be unsuccessful, which would materially harm our business. Even if this trial is successful, we will be required

Back to Contents

to conduct additional clinical trials before an NDA can be filed with the FDA for marketing approval of Puricase.

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

          Our new strategic focus includes an in-licensing program to access and develop novel compounds in late-stage clinical trials. We may not be successful in our efforts to expand our portfolio of products in this manner.

As part of the change in our strategic business plan, we announced that we intend to concentrate on an active in-licensing program to access and develop novel compounds in late-stage clinical trials. To date, we have had limited success in in-licensing compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license or acquire products similar to those that we

Back to Contents

may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

Risks Related to Our Business

          We incurred a substantial net loss in 2004 and anticipate that we may incur substantial net losses for the foreseeable future. If we are unable to commercialize Puricase, Prosaptide or any other product candidates, we may never return to profitability.

We incurred a net loss of $35,272,000 in 2004, compared to net income of $13,922,000 in 2003. Our losses in 2004 resulted, in part, from returns of Oxandrin product and a provision for future Oxandrin returns that we recorded during 2004 and the FDA’s allowance of the reintroduction of a generic version of Delatestryl in March 2004. In addition, the provision for income taxes included in the net loss increased $8,392,000 from 2003 primarily as a result of a $24,388,000 valuation allowance in 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction. We expect to continue to incur substantial losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 41% of our net product sales in 2004, 46% in 2003 and 48% in 2002. However, while we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

Our return to profitability is dependent on the successful commercialization of Puricase, Prosaptide and any other product candidates that we may develop. If we are unable to successfully commercialize Puricase, Prosaptide or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never return to profitability. Even if we do become profitable again, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

          We will need substantial capital to develop and commercialize products, and we may be unable to obtain additional capital. If we are unable to obtain additional financing, our business, results of operations and financial condition may be adversely affected.

The development and commercialization of pharmaceutical products requires substantial funds. In addition, we may require cash to acquire new product candidates. In recent periods, we have satisfied our cash requirements primarily through product sales. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

We expect that the repositioning of our company will require significant additional capital resources. Although we believe that the divestiture of our global biologics manufacturing business will provide the incremental resources required to fund the advancement of our drug development programs, the closing of the divestiture is subject to a number of conditions, including governmental and regulatory approvals, and these goals may not be achieved due to unexpected events or our failure to achieve our strategic goals.

We might not be able to obtain additional funds or, if such funds are available, such funding might be on unacceptable terms. If we raise additional funds by issuing equity securities, dilution to our then existing

Back to Contents

stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If adequate funds are not available, we may be required to significantly curtail one or more of our commercialization efforts or development programs or obtain funds through sales of assets or arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

          A significant portion of our revenues is represented by sales of Oxandrin. Sales of Oxandrin declined substantially during 2004 as compared to 2003. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin amounted to $43,151,000 in 2004, representing approximately 41% of our net product sales for that period. Net sales of Oxandrin amounted to $57,641,000 in 2003, representing 46% of net product sales, and $45,861,000 in 2002 representing 48% of net product sales.

Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

Our inventories include Oxandrin inventories that we believe would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the second quarter of 2005, we estimate that such potential excess may be up to $6.6 million.

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

The Ross Products Division of Abbott Laboratories, or Ross, markets Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. According to IMS Health data, the long-term care market represented approximately 17% of Oxandrin wholesaler to end-user sales in 2004, 16% in 2003 and 14% in 2002. Prescriptions in the long-term care market decreased by 9.3% in 2004 compared to 2003. To date, the average prescription written for the long-term care market involves a lower dose of Oxandrin than the average prescription written for the AIDS market. As a result, the rate of growth in Oxandrin sales may be less than the rate of growth in prescriptions. Ross has the right to terminate our Oxandrin co-promotion agreement at any time upon six months notice. If Ross elects to do so, our Oxandrin sales could be adversely affected until we are able to replace the Ross sales force. However, we may not be able to do so successfully.

Our results of operations have been adversely affected by recent returns of Oxandrin. Future returns of Oxandrin or other products could also affect our results of operations.

In 2004, we experienced returns of expiring Oxandrin for the first time. Accordingly, our revenues from Oxandrin sales were reduced by $12,834,000 as a result of product returns and sales return allowances that

Back to Contents

we recorded in 2004. As of December 31, 2004, $9,177,000 of that amount remains as an allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

We operate in a highly competitive market. Our competitors may develop alternative technologies or safer or more effective products before we are able to do so.

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

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from AIDS-related weight loss. These patients’ need for Oxandrin may decrease as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially. As a result, we are working to expand the use of Oxandrin to treat involuntary weight loss associated with other conditions, such as cancer, burns, non-healing wounds and chronic obstructive pulmonary disease. However, we may not be successful in our efforts.

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

Our competitors may develop safer, more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do. Our competitors’ achievement of any of these goals could have a material adverse effect on our business. These companies also compete with us to attract qualified personnel and to attract third parties for acquisitions, joint ventures or other collaborations.

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

The manufacture of our products involves a number of technical steps and requires us or our third party suppliers to meet stringent quality control specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, we or our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill demand may permit our licensees and distributors to terminate their agreements, seek alternate suppliers or manufacture the products themselves.

Further, we depend on third parties for the supply of many of our products. Failure of any third party to meet applicable regulatory requirements may adversely affect our profit margins or result in unforeseen delays or other problems beyond our control. For example, in July 2001, Bristol-Myers Squibb Company ceased manufacturing Delatestryl for us when it closed the manufacturing facility at which it produced Delatestryl.

Risks involved with engaging third party suppliers include:

•	reliance on the third party for regulatory compliance and quality assurance;

Back to Contents

•
the possible breach of the manufacturing agreement by the third party or the inability of the third party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel; and

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Delays or difficulties with our third party suppliers could significantly delay the manufacture of one or more of our products. If that occurs, we may have to seek alternative sources of supply, which we may not be able to obtain at commercially acceptable rates, if at all. If we cannot enter into alternative supply arrangements, we may have to abandon or sell product lines on unsatisfactory terms. Any of the foregoing may adversely affect our financial results, possibly materially.

          The manufacture and packaging of pharmaceutical products are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third party suppliers fail to satisfy these requirements, our business operations may be materially harmed.

The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA’s current GMP and comparable requirements of foreign regulatory bodies. For example, Rosemont is currently upgrading its manufacturing facility to obtain FDA approval to sell oral liquid formulations in the United States. Similarly, the FDA must approve our Be’er Tuvia manufacturing facility before we can sell products manufactured in that facility in the United States.

Failure by us or our third party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third party suppliers with these regulations and standards.

Changes in manufacturing processes or procedures, including changes in the location where a product is manufactured or changes in a third party supplier may require prior FDA or other governmental review or approval or revalidation of the manufacturing process. This review or revalidation may be costly and time-consuming.

Because there are a limited number of manufacturers that operate under applicable regulatory requirements, it may be difficult for us to change a third party supplier if we were otherwise required to do so. Similarly, because of the applicable requirements, we may not be able to quickly and efficiently replace our manufacturing capacity if we are unable to manufacture our products at our facilities.

          We have limited marketing capability and experience and rely on third parties to market many of our products. If these third parties do not meet our performance expectations, our sales may be adversely affected.

We depend on third party licensees to distribute and market many of our products, including Bio-Tropin, Biolon, Mircette, Silkis, Bio-Hep-B, Nuflexxa, Euflexxa and insulin products. The success of these arrangements depends on each licensee’s own financial, competitive, marketing and strategic considerations, which include the relative advantages, including patent and proprietary positions, of alternate products being marketed or developed by others. Furthermore, the amounts of any payments to be received by us under our license agreements from sales of product by licensees depends on the extent to which our licensees devote resources to the development and commercialization of the products. Although we believe that our licensees have an economic motivation to commercialize their products, we have no effective control over the licensees’ commercialization efforts.

Turnover in our sales and marketing employees adversely affects our product sales, as it can take several months to find and train new sales and marketing employees. Competition for experienced sales and marketing employees is intense, and we compete with companies with greater resources and larger product lines. During 2003 we experienced significant difficulty in maintaining our sales and marketing force in the United States as a result of a number of factors, including the limited number of products we market in the

Back to Contents

United States, the expected introduction of generic versions of Oxandrin, our inability to in-license additional products for our sales and marketing team to sell and the uncertainty created by the proposed (and now abandoned) acquisition of us by Teva Pharmaceutical Industries Ltd. As a result, in November 2003, we engaged a contract sales organization to fill territories for which we had lost and could not replace sales and marketing employees. The successful marketing of our products will be dependent on the efforts of this contract sales organization, over which we will have little or no control.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

Part of our new strategic plan to focus on product development involves entering into new strategic alliances for the development and commercialization of products and services when we believe that doing so will maximize product value. For example, if the results of our ongoing Phase 2 clinical trial for Puricase are favorable, we may seek partners to commercialize Puricase, rather than continue to develop it on our own. We may also seek a collaborator for Prosaptide.

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

The risks that we are likely to face in connection with any future strategic alliances include the following:

•	strategic alliance agreements are typically for fixed terms and are subject to termination under various circumstances, including, in many cases without cause;

•	our collaborators may change the focus of their development and commercialization efforts;

•	we may rely on our collaborators to manufacture the products covered by our alliances;

•
the areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties, may be limited as a result of non-competition provisions of our strategic alliance agreements; and

•
our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us.

Our sales depend on payment and reimbursement from third party payors, and a reduction in the payment or reimbursement rate could result in decreased use or sales of our products.

Most patients will rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The U.S. Congress recently enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

A primary trend in the U.S. healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain

Back to Contents

reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

Third party payors are challenging the prices charged for medical products and services, and many third party payors limit reimbursement for newly approved healthcare products. In particular, third party payors may limit the indications for which they will reimburse patients who use any products we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

Beginning in the second quarter of 2003, three states with budget crises — New York, California, and Florida — have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs, which has adversely affected and is expected to continue to adversely affect sales of Oxandrin in those states. Efforts and discussions are ongoing with these state agencies to reverse these recent changes, but to date we have not been successful and we cannot predict whether we will be successful in the future. If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.

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

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our product sales outside the United States accounted for approximately 52% of our total product sales in 2004 and 44% in 2003. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

Back to Contents

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

On March 23, 2005, we announced that we had signed a definitive agreement to divest our global biologics manufacturing business to Ferring.

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

To the extent we elect to test or market products independently, we will bear the risk of product liability directly. We currently have $20 million of product liability insurance coverage in place. We might not be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders’ equity we may have and could materially harm our financial results. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

Back to Contents

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

Back to Contents

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office or in another patent office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

We are currently a party to several lawsuits and disputes regarding intellectual property, including with Genentech, relating to human growth hormone in Israel, and with Barr Laboratories, relating to Mircette in the United States. These lawsuits, which are described in greater detail in the section titled “Item 3. Legal Proceedings”, have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. We have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, these lawsuits, regardless of their eventual outcomes, have been, and will continue to be, costly and time-consuming. Furthermore, we could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual

Back to Contents

property litigation could have a material adverse effect on our business, results of operations and financial condition.

Regulatory Risks

We are subject to stringent governmental regulation, and our failure to comply with applicable regulations could adversely affect our ability to conduct our business.

Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, such as the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use. All of our products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA are substantial. The approval process applicable to products of the type being developed by us usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures. We and our collaborators may encounter significant delays or excessive costs in our or their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target indication. The timing of completion of clinical trials depends on a number of factors, many of which are outside our control. In addition, we and our collaborators may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

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

Failure to comply with applicable regulatory requirements can, among other things, result in significant fines or other sanctions, termination of clinical trials, suspension of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions and criminal prosecutions. While we have developed and instituted a corporate compliance program based on current best practices, we or our employees might not be, or might fail to be, in compliance with all potentially applicable federal and state regulations.

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

Back to Contents

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

Our stock price is volatile. Since January 1, 2001, our common stock traded as high as $13.57 per share and as low as $1.77 per share. The market price of our common stock may be influenced many factors, including:

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

Back to Contents

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

We have identified material weaknesses in our internal controls over financial reporting. These identified material weaknesses and any other material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements as well as our stock price.

In conjunction with our review of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified material weaknesses in our internal control over financial reporting relating to the Company’s financial reporting process, internal communications and insufficient expertise with respect to accounting for income taxes and the application of complex revenue recognition standards.

Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Back to Contents

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions

Christopher Clement	49	President and Chief Executive Officer
Dov Kanner, Ph.D.	51	Executive Vice President — Chief Technical Officer Managing Director, Bio-Technology General (Israel) Ltd.
Lawrence A. Gyenes	54	Senior Vice President — Chief Financial Officer and Treasurer
Zebulun D. Horowitz, M.D	53	Senior Vice President — Chief Medical Officer
Philip K. Yachmetz, Esq.	48	Senior Vice President — Corporate Strategy, General Counsel & Secretary

Christopher Clement joined us in May 2002 as President and Chief Operating Officer and was appointed President and Chief Executive Officer in July 2004. From September 2000 until joining us, Mr. Clement served as CEO and Chairman of Epicyte Pharmaceutical, Inc. Prior to joining Epicyte, he held the positions of Executive Vice President and Senior Vice President, Chief Marketing Officer at Ares-Serono Group. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, including Vice President of Marketing, Vice President of Corporate Product Planning, Vice President, General Manager of Global Franchises, and Division President.

Dov Kanner, Ph.D. was appointed our Executive Vice President, Chief Technical Officer, effective June 2003. In January 2000, he became Senior Vice President to us and General Manager of BTG-Israel. Prior thereto, he served as Vice President — Quality Assurance and Regulatory Affairs of BTG-Israel from September 1994. Dr. Kanner joined BTG-Israel in 1981 as a staff scientist, served as Head of Fermentation from 1984 to 1989 and as Deputy Director, Manufacturing and Process Development, from 1989 to 1994. He received his Ph.D. in microbiology from Rutgers University in 1980.

Lawrence A. Gyenes was appointed Senior Vice President, Chief Financial Officer and Treasurer in August 2004. His professional career spans over thirty years in financial positions in public and privately held corporations. He joined us from Reliant Pharmaceuticals, Inc., where he served as CFO since 2001. Prior to that, he was a consultant and independent advisor to the Chairman and Chief Executive Officer of Dupont Pharmaceuticals Company. Mr. Gyenes also served as CFO for Rand McNally & Co., CompuServe Corporation and Helene Curtis, Inc. He spent fifteen years at G. D. Searle & Co. in a variety of finance positions, including Corporate Vice President, Finance, with responsibility for managing Searle’s global finance organization, as well as positions in business planning and commercial operations. Mr. Gyenes began his career with the public accounting firm of Touche Ross and is a Certified Public Accountant.

Zebulun Horowitz, M.D. joined us in March 2003 as Senior Vice President — Chief Medical Officer. Prior to joining us, Dr. Horowitz was Executive Director and Global Head, Clinical Research and Development of Novartis Pharmaceuticals. Prior to joining Novartis in 1996, he was Principal Scientist and Medical Director, New Drug Development at Procter & Gamble Pharmaceuticals from 1992 to 1996; Associate Professor of Clinical Medicine at University of Cincinnati College of Medicine (Endocrinology) from 1989 to 1996; Section Chief and Consultant in Endocrinology, Diabetes, Metabolism at Veterans Administration Medical Center, Cincinnati, Ohio, from 1989 to 1996; Assistant Professor of Medicine and Assistant Attending Physician, New York University School of Medicine — Bellevue Hospital Medical Center from 1983 to 1989, and Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City from 1982 to 1984. He received his M.D. in June 1978 from New York University School of Medicine and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).

Back to Contents

Philip K. Yachmetz, Esq. was appointed our Senior Vice President, General Counsel and Secretary in May 2004. Mr. Yachmetz joined us from Progenics Pharmaceuticals, Inc., where he held the position of Vice President, General Counsel and Secretary since 2000. From 1998 to 2000 he served as Senior Vice President, Business Development, General Counsel and Secretary at CytoTherapeutics, Inc. (now StemCells, Inc.). He also founded and served as Managing Director of Millennium Venture Management, LLC, a business consulting and advisory firm to the pharmaceutical, healthcare, and high technology industry. From 1989 to 1996, he held positions at Hoffmann-La Roche Inc. as Senior Attorney and later as Senior Counsel. Mr. Yachmetz is admitted to the bar in New Jersey and New York.

ITEM 2. PROPERTY

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space at a base average annual rental expense of approximately $1,728,000. The lease expires in March 2013 and has two five-year renewal options. We also lease approximately 10,000 square feet of space in San Diego, California, where we conduct our Prosaptide research. This lease expired in October 2004, and was extended on a month-to-month basis until the State of California approves the decommissioning of the facility. We expect this decommissioning to occur in the first half of 2005, at which time we expect to terminate the lease.

We maintain a research, development and biologics manufacturing facility in Rehovot, Israel, where BTG-Israel leases approximately 69,000 square feet at an annual rental expense of approximately $767,000. This lease expires in December 2005. In April 1999, BTG- Israel purchased a building in Be’er Tuvia, Israel, located approximately 12 miles south of our current facility, for approximately $6,250,000. At the Be’er Tuvia site, in 2001, we completed basic construction of a modern biologics production facility designed to meet FDA GMP requirements for drugs, biologics and devices. In 2003, we transferred BioLon and Nuflexxa/Euflexxa manufacturing to the new facility. Additionally, we are currently transferring our hGH manufacturing to the Be’er Tuvia facility, which we expect to complete in 2005. In addition, in 2001, we had agreed to purchase additional property adjacent to the Be’er Tuvia facility for approximately $1,200,000, of which we paid approximately $400,000. At that time, we intended to locate our principal biopharmaceutical research and development activities, as well as management and administrative activities, adjacent to the Be’er Tuvia facility. However, we terminated discussions regarding the purchase of this property and set off our initial $400,000 payment against our municipal tax obligation. The Be’er Tuvia and Rehovot facilities will be sold as part of the divestiture of our global biologics manufacturing business.

Rosemont’s development and manufacturing facility is located in Leeds, United Kingdom, where it leases approximately 41,000 square feet at an annual rental expense of approximately $298,000. This lease will expire in December 2019, although Rosemont may terminate the lease in either December 2009 or December 2014.

ITEM 3. LEGAL PROCEEDINGS

Patent Related Litigation

Genentech

In Israel, Genentech filed three patent applications directed at certain methods relating to genetically engineered products and to human growth hormone. Two of the applications were allowed in 1983 and the third was allowed in 1985. We filed oppositions with respect to all three patent applications. Two of the patent applications expired in 1998 and the third patent application expired in June 2000. In 1999, hearings before the Israel Registrar of Patents took place regarding the third patent application. In December 2001, we filed a motion requesting the Registrar to discontinue any and all proceedings regarding the application or opposition. The Registrar denied the motion and we applied for leave to appeal, which was granted in March 2003. In April 2003, we filed with the District Court of Tel-Aviv an appeal of the Registrar’s decision regarding his authority to render a decision in opposition and to issue a patent post-expiration. Genentech filed an application to amend or strike the appeal and a hearing was scheduled for April 2004. The Registrar who heard the arguments in the opposition left office in October 2002 without rendering a decision. A new Registrar took office in May 2003 and asked the parties if they would like him to issue a decision in the

Back to Contents

opposition. Genentech has requested that he issue a decision, and we have requested that he postpone the decision until the appeal is decided. The filing of an appeal does not bar the new Registrar from rendering a decision on the merits of the patent application. There can be no assurance that we will be successful in our opposition to the grant of this now expired patent application. If we are unsuccessful in our opposition and in our appeal in Israel, the patent application may be deemed retroactively effective and Genentech may claim that we infringed its patent and seek damages in respect of hGH manufactured in Israel prior to the patent’s expiration date. We are currently in late-stage negotiations with respect to the settlement of this matter.

Novo

In 1997, Novo was issued a U.S. patent for a biosynthetic ripe human growth hormone free of contaminants from pituitary derived human growth hormone. At our request, in 2000, the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences, which we refer to as the BPAI, declared an interference to determine whether we, rather than Novo, should hold the patent to biosynthetic ripe human growth hormone on the basis that our scientists were the first to invent the product. The BPAI ruled in favor of Novo and we commenced a § 146 action in the U.S. District Court for the District of Delaware, which we refer to as the District Court (DE), seeking to reverse the BPAI ruling.

In April 2002, Novo commenced a patent infringement action in the District Court (DE) against us and Teva Pharmaceuticals USA, Inc., which we refer to as Teva, our exclusive distributor of human growth hormone in the United States, claiming that our manufacture of human growth hormone and the sale or offer for sale of Tev-TropinTM human growth hormone by Teva in the United States infringed Novo’s patent. Novo sought an injunction to preclude Teva from marketing Tev-TropinTM in the United States, as well as unspecified monetary damages. On June 7, 2002, the District Court (DE) granted Novo’s motion for a preliminary injunction prohibiting the sale of Tev-TropinTM recombinant human growth hormone in the United States. In November 2002, the CAFC determined that Novo did not meet the requirement for a preliminary injunction of establishing a reasonable likelihood of success on the merits, and it vacated the injunction. On remand, we and Teva asserted counterclaims for damages for the wrongful injunction.

This action was tried in the summer of 2003. On August 3, 2004, the District Court (DE) ruled in both cases. In the § 146 action, the District Court (DE) reversed the BPAI, finding that Novo’s patent was not entitled to the filing date of its 1983 PCT priority application and holding that Novo’s patent was unenforceable because of inequitable conduct. It then remanded to the U.S. Patent and Trademark Office, or PTO. In the infringement action, the District Court (DE) also held that Novo’s patent was unenforceable because of inequitable conduct. In addition, the District Court (DE) found that Novo’s patent was anticipated by the prior art and therefore invalid. Novo appealed both rulings. The CAFC dismissed Novo’s appeal of the § 146 action as premature.

In January 2005, the three parties agreed to a partial settlement of the dispute. Under the settlement, the parties have granted each other cross-licenses to any patents covering the hGH active ingredient. An appeal of the District Court (DE) judgment regarding one portion of the dispute will continue, as will an interference proceeding in the PTO. As a result of the settlement, we and Teva have dropped claims for attorneys’ fees and damages for wrongful injunction.

Hepatitis B Vaccine

In August 2004, Endotronics Inc. filed an Israeli patent application, which has been allowed by the Israel Patent Office. In November 2004, BTG filed an opposition to the grant of this patent. If BTG’s opposition fails or if BTG fails to come to an agreement with the applicant, BTG may not be able to produce the Bio-Hep-B vaccine in Israel until the patent, if granted, expires in 2006.

We are aware of certain other patents that have been granted or are pending and which, if granted, may prevent us from selling our Bio-Hep-B vaccine in the United States, Europe and certain other countries. Our failure to obtain any needed license, or a determination that our vaccine infringes patent rights of others, would substantially limit, if not prohibit, the commercialization of the Bio-Hep-B vaccine in those countries in which others have a patent until such patent is revoked or expires. Our ability to secure any necessary licenses or sublicenses to these patents or applications cannot be predicted.

Back to Contents

Duramed

In 2000, Duramed Pharmaceuticals, Inc. filed an Abbreviated New Drug Application with the FDA seeking approval of a generic version of Mircette. We have commenced a patent infringement suit against Duramed, which was subsequently acquired by Barr Laboratories. In December 2001, the U.S. District Court for the District of New Jersey, which we refer to as the District Court (NJ), granted Barr’s motion for summary judgment of non-infringement of our patent. We appealed this decision, and in April 2003, the CAFC reversed the District Court (NJ)’s grant of summary judgment and remanded the case to the District Court (NJ). At the District Court (NJ), the matter was assigned to a new judge following the originally presiding judge’s retirement. On remand, Duramed and Barr dropped their invalidity defenses and now rely solely on their non-infringement arguments. Organon (Ireland) Ltd. and Organon USA Inc., affiliates of Organon (International) AG, were joined as parties to this action, but Duramed and Barr moved to dismiss both Organon companies contending that neither has standing as a plaintiff. The parties have cross-moved for summary judgment. If the patent is held not to be infringed, Organon may assert that it is no longer required to pay us royalties on the sale of Mircette. However, our license agreement with Organon provides that Organon shall pay royalties to us until the later of expiration of our patent or ten years from the date of product launch. While we cannot predict with certainty the outcome of any potential dispute regarding the payment of royalties, we believe that Organon is contractually obligated to continue paying royalties on the sale of Mircette regardless of the outcome of the Duramed litigation. Barr introduced its generic product in 2002, which has adversely affected sales of Mircette and, therefore, royalties to us.

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot presently assess the effect, if any, that these patents may have on our operations. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on us or would force us to obtain licenses from others is currently unknown. See “Item 1. Business—Risk Factors That May Affect Results—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

Non-Patent Related Litigation

In December 2002, a purported shareholder class action was filed against us and three of our officers. The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff purports to represent a class of shareholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint asserts that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K filed, and our press release issued, on August 2, 2002. Five nearly identical actions were filed in early 2003. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties have entered into a stipulation which provides for the lead plaintiff to file an amended consolidated complaint. We have filed a motion to dismiss the action. Our motion is in the briefing stage and we expect that a hearing will be held in the first half of 2005.

In October 2003, we received a letter addressed to our board of directors from attorneys for a purported stockholder demanding that we commence legal proceedings to recover our damages against directors who served on our board immediately prior to our June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of our financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of our assets, earnings and net worth, and that these persons caused us to disseminate false and misleading press releases and filings with the U.S. Securities and Exchange Commission, which we refer to as the SEC. A special committee of our board of directors, consisting of directors who were not directors prior to our June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not proceed.

Back to Contents

We intend to vigorously defend against all allegations of wrongdoing. We have referred these claims to our directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to these actions.

As disclosed in our Current Report on Form 8-K dated June 26, 2003, we received an informal request for documents from a regional office of the SEC relating to the restatement of our financial statements for the years 1999, 2000 and 2001 and the first half of 2002. We have provided all materials requested by the SEC and have received no further requests from the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the National Association of Securities Dealers Automated Quotation System National Market, which we refer to as the Nasdaq National Market, under the symbol “SVNT”; prior to June 23, 2003, it was quoted under the symbol “BTGC”. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock from January 1, 2003 through December 31, 2004 as reported by the Nasdaq National Market.

	High	Low

2003
First Quarter	$3.34	$2.51
Second Quarter	4.86	2.92
Third Quarter	5.70	3.93
Fourth Quarter	6.17	4.61

2004
First Quarter	$5.52	$3.62
Second Quarter	4.15	2.20
Third Quarter	2.44	2.01
Fourth Quarter	2.77	1.84

The number of stockholders of record of our common stock on March 14, 2005 was approximately 1,174.

We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

Back to Contents

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2000(1)	2001(2)	2002(3)	2003	2004

	(in thousands except per share data)
Statement of Operations Data:
Product sales, net	$62,149	$87,106	$96,107	$124,846	$106,009

Total revenues	72,761	94,774	102,966	132,525	113,275
Write-off of in-process research and development acquired	—	45,600	—	—	—
Total expenses	67,396	115,038	89,828	116,077	133,238

Operating income (loss)	5,365	(20,264)	13,138	16,448	(19,963)
Other income (expense), net	7,376	(4,929)	1,642	3,635	(756)
Income tax expense	3,798	4,733	5,063	6,161	14,553

Income (loss) before cumulative effect of change in accounting principle	8,943	(29,926)	9,717	13,922	(35,272)
Cumulative effect of change in accounting principle	(8,178)	—	—	—	—

Net income (loss)	$765	$(29,926)	$9,717	$13,922	$(35,272)

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$(0.52)	$0.17	$0.24	$(0.59)
Cumulative effect of change in accounting principle	(0.15)	—	—	—	—

Net income (loss)	$0.01	$(0.52)	$0.17	$0.24	$(0.59)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.15	$(0.52)	$0.17	$0.23	$(0.59)
Cumulative effect of change in accounting principle	(0.14)	—	—	—	—

Net income (loss)	$0.01	$(0.52)	$0.17	$0.23	$(0.59)

Weighted average shares outstanding:
Basic	54,320	57,230	58,480	59,194	60,066
Diluted	56,885	57,230	58,659	59,798	60,066

	As of December 31,
	2000	2001(2)	2002	2003	2004

	(in thousands)
Balance Sheet Data:
Working capital	$154,089	$139,472	$29,059	$38,913	$24,269
Total assets	209,960	235,086	285,431	290,540	251,169
Long-term liabilities	24,593	24,125	17,895	11,754	6,624
Stockholders’ equity	152,645	157,540	169,075	187,430	154,668

(1)
Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, we changed the way we recognize revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 101, we recorded revenue from the license of marketing and distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, we recorded a cumulative effect of a change in accounting principle related to contract

Back to Contents

revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000, $1,156,000, $1,146,000 and $971,000 was recognized as contract fee revenue in 2000, 2001, 2002 and 2003, respectively. Contract revenues are now being recognized over the term of the related agreements.

(2)
In connection with our acquisition of Myelos and based on an independent valuation, we allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. At the date of the acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date. We recorded negative goodwill of $18,989,000 on our balance sheet, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes. This negative goodwill was being amortized over its expected useful life of five years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones which trigger payment.

(3)
On September 25, 2003, we signed a Termination Agreement with DePuy Orthopaedics, Inc., which we refer to as DePuy, that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties. The Distribution Agreement provided DePuy with distribution rights to Savient HA. Upon execution of the Distribution Agreement, DePuy paid us a $5 million nonrefundable up front license fee, which we were recognizing as contract fee revenue over the term of the agreement in accordance with SAB 101. As a result of the Termination Agreement, we recognized as other income the remaining deferred fees paid by DePuy of $3,354,000 (on a pre-tax basis) that had been previously deferred in accordance with SAB 101.

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the statements regarding the divestiture of our global biologics manufacturing business are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.

Overview

We are a pharmaceutical company engaged in the development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. We distribute our products on a worldwide basis. In the United States, we distribute our products through wholesalers and we market our products to physicians through a sales force that includes both our own employees and representatives of a contract sales organization. In the United Kingdom, we distribute our oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers, and we market our products primarily to physicians through our own sales force. In Israel, we distribute our products directly to hospitals, HMOs and retailers, and we market our products to physicians through our own sales force. Elsewhere in the world, we distribute our products primarily through third party license and distribution relationships.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, we have assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development. In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase, our product candidate currently in Phase 2 clinical trials, and Prosaptide, our product candidate for which we may explore indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical trials, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily from our headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. Development and manufacturing activities for our global biologics manufacturing business are primarily carried out in Israel through our Bio-Technology General (Israel) Ltd. subsidiary. On March 23, 2005, we announced that we had signed a definitive agreement to divest our global biologics manufacturing business to Ferring.

Our financial results have been heavily dependent on Oxandrin since we introduced it in December 1995. Sales of Oxandrin accounted for 41% of our net product sales in 2004, 46% of our net product sales in 2003

Back to Contents

and 48% of our net product sales in 2002. Oxandrin net sales in 2004 were reduced by $12,834,000 as a result of product returns and a provision for future product returns that we recorded during 2004. Oxandrin sales in 2002 were adversely affected by our change to selling directly to wholesalers rather than through a third party distributor. Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

Sales of Delatestryl have decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004, and could continue to decrease further in the future.

Sales of our human growth hormone declined in 2004 because of lower sales to our Japanese distributor. We expect that sales of our human growth hormone product will increase in the coming years as a result of Teva’s recent introduction of our human growth hormone in the United States under the brand name Tev-Tropin.

Rosemont’s product sales represented a larger percentage of our overall product sales in 2004. Rosemont’s product sales accounted for 33% of our product sales in 2004 and 22% of our product sales in 2003. Given the historical growth of Rosemont product sales in combination with the potential introduction of generic oxandrolone and the divestiture of our global biologics manufacturing business, we expect Rosemont to account for an even higher percentage of our overall product sales in the coming years.

We began to depreciate our new manufacturing facility and certain equipment in Be’er Tuvia, Israel in January 2004. As a result, total depreciation expense for our Israeli-based global biologics manufacturing business increased from $1,228,000 in 2003 to $4,511,000 in 2004.

On March 23, 2005, we announced that we had signed a definitive agreement to divest our global biologics manufacturing business to Ferring. As a result of the execution of this definitive agreement, we will reclassify our global biologics manufacturing business as discontinued operations. Because this reclassification took effect after December 31, 2004, our audited financial statements as of and for the year ended December 31, 2004 do not reflect this reclassification.

New Strategic Direction

Based upon our new strategic business plan to reposition our company to focus on the full development of our pipeline products and upon the current business outlook, the likelihood of our being able to fully realize our deferred income tax benefits against future income became uncertain. Accordingly, in the second quarter of 2004 we recorded a $16,272,000 valuation allowance against our deferred income tax assets and a corresponding provision for income taxes, and in the fourth quarter of 2004, we recorded an additional $8,116,000 valuation allowance against our deferred income tax assets.

Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Back to Contents

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results:

Revenue recognition.     Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of the sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. Under the terms of sale that we offer to our customers, title may transfer upon delivery to the customer, upon delivery to the customer’s shipper or carrier or upon shipment. Contract fees, which consist mainly of license of marketing and distribution rights and research and development projects, are recognized over the estimated term of the related agreements. Revenues related to performance milestones are recognized upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable. Advance payments received in excess of amounts earned are included in deferred revenue. Royalties are recognized once an agreement exists, the sale is made and the royalty is earned. Other revenues represent funds received by us for research and development projects that are partially funded by the Chief Scientist of the State of Israel. We recognize revenue upon performance of such funded research. If we are successful in closing the divestiture of our global biologics manufacturing business in Israel, future funding from the Office of the Chief Scientist would not be available to us.

Allowances for returns.     Through December 31, 2003, sales returns had been minimal and insignificant to our results of operations. However, beginning in the first quarter of 2004 and continuing through the second quarter, we became aware that retail customers of our wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and 10-mg Oxandrin, which had reached the end of its shelf life. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product’s five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. On the basis of the actual returns received primarily in the second and third quarters of 2004, we estimated the total cost of future product returns. In the first nine months of 2004, we issued credits to our wholesalers totaling $3,295,000. In the fourth quarter of 2004, we issued additional credits to our wholesalers totaling $400,000. The aggregate provision for product returns that we recorded in 2004 was $13,114,000. As of December 31, 2004, our reserve for future returns, which may occur over several years, was $9,419,000.

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

Inventory obsolescence.      We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. The reserves as of December 31, 2004 were $2,051,000 as compared to $616,000 as of December 31, 2003. In addition, loss contract reserves of $689,000, included in other liabilities, were established in 2004 for the resolution of other purchase commitments that may be in excess of expected demand.

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

Back to Contents

If generic approval occurs during the second quarter of 2005, we estimate that such potential excess may be up to $6,600,000.

Intangible assets acquired.      On September 30, 2002, we acquired Rosemont. We allocated the aggregate purchase price of $104,585,000 based on the estimates of the fair value of the intangible assets acquired, which was based on an independent appraisal and information available at the time of the acquisition. The intangible assets acquired consist of developed products, trademarks and several patents and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.

Goodwill.     In connection with the acquisition of Rosemont, we recorded $40,121,000 of goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist, based on a two-step accounting test. The first step is to compare the estimated fair value of Rosemont with the recorded net book value (including the goodwill) of Rosemont. If the estimated fair value of Rosemont is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required that year. If, however, the estimated fair value of Rosemont is below the recorded net book value, then a second step must be performed to determine the amount of the goodwill impairment to record, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical new acquisition of Rosemont. The various purchase business combination rules are followed to determine a hypothetical purchase price allocation for Rosemont’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared with the recorded amount of goodwill for Rosemont, and the recorded amount is written down to the hypothetical amount if lower. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of Rosemont. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have adopted a policy to review Rosemont for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of Rosemont’s fair value determinations in future periods, which could require a permanent write-down of goodwill.

Investments.     From time to time, we invest in nonmarketable equity securities for strategic purposes. These investments are carried at cost. We periodically monitor the liquidity, progress and financing activities of these entities to determine if impairment write-downs are required. In 2004, we wrote down our investment in Marco Hi-Tech JV, Ltd. by $1,000,000, and our investment in Omrix Biopharmaceuticals, Inc. by $375,000.

Income taxes.     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. Based upon our current business outlook and the change in our strategic direction, the likelihood of our being able to fully realize our deferred income tax benefits against future income became uncertain. Accordingly, as of December 31, 2004, we have a $24,388,000 valuation allowance against our deferred income tax assets.

Accounts Receivable.     We extend credit to customers based on our evaluation of the customer’s financial condition. We generally do not require collateral from our customers when we extend credit. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off.

Back to Contents

Litigation.     We are currently involved in the legal proceedings referred to in Note 8 to our consolidated financial statements included in this report. If any of these matters is resolved in a manner unfavorable to us, our operating results could be materially adversely affected.

Impairment of long-lived assets.     We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that we consider include, but are not limited to:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

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

Capitalization and Depreciation of Cost of New Production Facility.     We have constructed a new manufacturing facility in Israel. All costs associated with design, construction and qualification activities, including labor, outside contractors and consultants, materials, utilities, other indirect costs and interest costs on funds borrowed to fund construction, have been capitalized. Costs associated with process validation, which involves the transfer of product manufacturing processes to the new facility and verification that product manufacture is reproducible, are being expensed. We determined that qualification was substantially completed as of September 1, 2003 and that no further costs would be capitalized. We began to depreciate our new manufacturing facility and certain equipment in Be’er Tuvia, Israel in January 2004. We estimate that depreciation expense will be approximately $4,800,000 annually once all equipment at the Be’er Tuvia facility is placed in service. As a result, depreciation will increase in 2005 as compared to 2004, resulting in an increase in cost of product sales as a percentage of product sales. If, however, we are successful in closing the divestiture our global biologics manufacturing business, we will no longer incur these higher costs.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See consolidated financial statements included in this report, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Back to Contents

Results of Operations

The following table sets forth for the fiscal periods indicated the dollar amount and the percentage of our revenues represented by certain items reflected on our consolidated statements of operations:

	Year Ended December 31,
	2002		2003		2004
	(in thousands)
Revenues:
Product sales	$96,107	93.3%	$124,846	94.2%	$106,009	93.6%
Contract fees	1,804	1.8	1,340	1.0	923	0.8
Royalties	3,891	3.8	3,227	2.4	5,352	4.7
Other revenues	1,164	1.1	3,112	2.4	991	0.9

Total revenues	102,966	100.0%	132,525	100.0%	113,275	100.0%

Expenses:
Research and development	32,783	31.8%	31,797	24.0%	27,800	24.5%
Marketing and sales	22,143	21.5	23,303	17.6	23,598	20.8
General and administrative	17,582	17.1	26,744	20.2	30,297	26.7
Retirement	—	—	—	—	2,085	1.8
Cost of product sales	14,148	13.7	24,745	18.7	37,118	32.8
Amortization of intangibles and negative goodwill associated with acquisitions	1,013	1.0	4,050	3.0	4,050	3.6
Restructuring	—	—	—	—	1,962	1.7
Commissions and royalties	2,159	2.1	5,438	4.1	6,328	5.6

Total expenses	89,828	87.2	116,077	87.6	133,238	117.6

Operating income (loss)	13,138	12.8	16,448	12.4	(19,963)	(17.6)
Other income (expense), net	1,642	1.6	3,635	2.7	(756)	(0.7)

Income (loss) before income taxes	14,780	14.4	20,083	15.1	(20,719)	(18.2)
Income tax expense	5,063	4.9	6,161	4.6	14,553	12.8

Net income (loss)	$9,717	9.5%	$13,922	10.5%	(35,272)	(31.0)%

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. The sources of revenue under our third party arrangements include up-front contract fees, funding for additional research, reimbursement for producing certain experimental materials, milestone payments and royalties on sales of product. Our funding for additional research conducted by our BTG-Israel subsidiary includes funding that we have historically received from the Office of the Chief Scientist of the State of Israel. If we are successful in divesting our Israeli business operations, future funding from the Office of the Chief Scientist would not be available to us.

Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

Back to Contents

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The decrease in the value of the U.S. dollar relative to the British pound sterling had the effect of increasing our revenues as measured in U.S. dollars by $3,442,000 for 2004. The decrease in the value of the U.S. dollar relative to the British pound sterling had a negative effect on our expenses as measured in U.S. dollars. This decrease also had the effect of reducing our net loss for 2004 by $888,000.

The following table summarizes net sales of our commercialized products and their percentage of net product sales for the periods indicated:

	Year Ended December 31,
	2002			2003		2004
	(in thousands)
Oxandrin	$45,861		48%	$57,641	46%	43,151	41%
Oral liquid pharmaceutical products	6,346	(*)	7	27,146	22	34,023	33
Human growth hormone	20,564		21	20,490	16	16,200	15
BioLon	6,696		7	5,964	5	5,486	5
Delatestryl	15,595		16	12,343	10	5,630	5
Other	1,045		1	1,262	1	1,519	1

Total	$96,107		100%	$124,846	100%	106,009	100%

(*)	Reflects sales in the fourth quarter of 2002 following our acquisition of Rosemont on September 30, 2002.

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

•	increasing market penetration of our existing products;

•	expanding into new markets; and

•	commercializing additional products.

In particular, fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods. The following table summarizes quarterly sales of Oxandrin for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands)
2002	$9,555	$12,329	$13,661	$10,316	$45,861
2003	11,863	14,121	16,867	14,790	57,641
2004	18,423	95	9,441	15,192	43,151

Back to Contents

The following table summarizes our U.S., U.K. and other international product sales as a percentage of total product sales for the periods indicated:

	Year ended December 31,
	2002		2003		2004
	(in thousands)
United States	$63,382	66%	$70,229	56%	$50,088	47%
United Kingdom	6,829	7	25,646	21	32,709	31
Other International	25,896	27	28,971	23	23,212	22

Total	$96,107	100%	$124,846	100%	$106,009	100%

U.S. sales as a percentage of total product sales decreased in 2004 compared to 2003 and 2002 as a result of a decrease in U.S. sales of Oxandrin and Delatestryl and an increase in sales by Rosemont in the United Kingdom.

Comparison of Years Ended December 31, 2004, December 31, 2003 and December 31, 2002

Revenues.     Total revenues in 2004 decreased by $19,250,000, or 14.5%, to $113,275,000 from $132,525,000 in 2003. Total revenues in 2003 increased 29.1% from $102,966,000 in 2002. The decrease in total revenues in 2004 resulted primarily from the decrease in product sales, net, and other revenues, partially offset by an increase in royalties. The increase in total revenues in 2003 resulted primarily from higher product sales. Revenues attributable to our global biologics manufacturing business were approximately 22% of our total revenues in 2004.

Product sales, net in 2004 decreased by $18,837,000, or 15.1%, to $106,009,000 from $124,846,000 in 2003. Product sales, net in 2003 increased by 30% from $96,107,000 in 2002. The decrease in product sales, net in 2004 resulted primarily from decreases in net sales of Oxandrin, human growth hormone, Delatestryl and BioLon, partially offset by an increase in sales of Rosemont’s oral liquid pharmaceutical products. The increase in product sales, net in 2003 resulted primarily from higher product sales for Oxandrin and the inclusion of a full year of Rosemont sales which was acquired in September of 2002. Product sales, net attributable to our global biologics manufacturing business were approximately 22% of our total product sales, net in 2004.

Sales of Oxandrin in 2004 decreased by $14,490,000, or 25.1%, from $57,641,000 in 2003. Sales of Oxandrin in 2003 increased by 25.7% from $45,861,000 in 2002. The decrease in Oxandrin sales in 2004 resulted principally from the negative impact of returns of expiring product, from a provision for future returns and from lower purchases by wholesalers, primarily in the second quarter, as they completed the reduction in their inventory levels. Oxandrin prescription volumes declined 6% in 2004. These decreases were partially offset by price increases since the first quarter of 2003. The increase in Oxandrin sales in 2003 resulted principally from price increases beginning in the first quarter of 2003, increased demand for Oxandrin and our transition to a wholesaler business model rather than a distributor business model.

As a result of the product returns of expiring Oxandrin that began in 2004, we issued credits to our wholesalers totaling $3,295,000 in the first nine months of 2004. In the fourth quarter of 2004, we issued additional credits to our wholesalers totaling $400,000. The aggregate provision for product returns that we recorded in 2004 was $13,114,000. As of December 31, 2004, our reserve for future returns, which may occur over several years, was $9,419,000.

Sales of oral liquid pharmaceutical products in 2004 increased by $6,877,000, or 25.3%, from $27,146,000 in 2003. Sales of oral liquid pharmaceutical products in 2003 increased by 327.8% from $6,346,000 in 2002. A portion of the increase in sales of oral liquid pharmaceutical products in 2004 was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. Measured in pounds sterling, sales of oral liquid pharmaceutical products in 2004 increased by 11.8% over sales in 2003. The increase in sales of oral liquid pharmaceutical products in 2003 resulted primarily from inclusion of a full year of sales in 2003 versus only three months in 2002 following our acquisition of Rosemont in September 2002.

Back to Contents

Sales of human growth hormone in 2004 decreased by $4,290,000, or 20.9%, from $20,490,000 in 2003. Sales of human growth hormone in 2003 decreased by 0.4% from $20,564,000 in 2002. Decreased sales of human growth hormone in 2004 resulted primarily from lower sales to JCR, our distributor in Japan, due to pricing pressure in Japan. Decreased sales of human growth hormone in 2003 resulted primarily from decreased sales to JCR and other distributors, offset by increased sales to Ferring, our European distributor. Sales of human growth hormone to JCR were $3,614,000 in 2004, $9,330,000 in 2003 and $12,331,000 in 2002. Sales of human growth hormone to Ferring were $8,124,000 in 2004, $9,342,000 in 2003 and $5,345,000 in 2002.

Sales of Delatestryl in 2004 decreased by $6,713,000, or 54.4%, to $5,630,000 from $12,343,000 in 2003. Sales of Delatestryl in 2003 decreased by 20.9% from $15,595,000 in 2002. The decrease in Delatestryl sales in 2004 resulted primarily from the reintroduction of a competing generic product into the market in March 2004. The decrease in Delatestryl sales in 2003 resulted primarily from our management of Delatestryl wholesaler inventory levels while we qualified a new contract manufacturer.

Sales of BioLon in 2004 decreased by $478,000, or 8%, from $5,964,000 in 2003. Sales of BioLon in 2003 decreased by 10.9% from $6,696,000 in 2002. The decrease in BioLon sales in 2004 resulted primarily from our March 2004 termination of our exclusive distribution agreement with Akorn, Inc., relating to the distribution of BioLon in the United States. We are currently seeking a third party to market BioLon in the United States. The decrease in BioLon sales in 2003 resulted primarily from decreased demand in the United States and the termination of our agreement with our distributor in France, Turkey and several other countries.

Contract fees in 2004 decreased by $417,000, or 31%, from $1,340,000 in 2003. Contract fees decreased by 26% from $1,804,000 in 2002. These amounts represent mainly contract fees received in prior periods but earned and recognized in the respective period in accordance with SAB 101. There were no contract fees attributable to our global biologics manufacturing business in 2004.

Royalties in 2004 increased by $2,125,000, or 65.9%, from $3,227,000 in 2003. Royalties in 2003 decreased by 17% from $3,891,000 in 2002. These revenues consist principally of royalties that we receive from third party sales of our Mircette, Silkis and insulin products. The increase in royalties in 2004 was primarily attributable to a $2,250,000 fee that we earned in the second quarter of 2004 as a result of the achievement of sales milestones under our license agreement with Diosynth b.v. relating to our insulin product. Royalties attributable to our global biologics manufacturing business were approximately 26% of our total royalty revenue in 2004.

Other revenues in 2004 decreased by $2,121,000, or 68%, from $3,112,000 in 2003. Other revenues in 2003 increased by 167% from $1,164,000 in 2002. The decrease in other revenues in 2004 was primarily attributable to a decrease in research and development funding from the Office of the Chief Scientist of the State of Israel. The increase in other revenues in 2003 was primarily attributable to an increase in funding from the Office of the Chief Scientist. There were no other revenues attributable to our global biologics manufacturing business in 2004.

Research and development expense in 2004 decreased by $3,997,000, or 12.6%, from $31,797,000 in 2003. Research and development expense in 2003 decreased by 3% from $32,783,000 in 2002. Research and development expense was higher in 2003 and 2002 because of the costs of conducting toxicology studies of Prosaptide and producing clinical supplies of both Puricase and Prosaptide. Research and development expenses attributable to our global biologics manufacturing business were approximately 20% of our total research and development expense in 2004. We expect research and development expense in 2005, exclusive of our global biologics manufacturing business, to approach the 2004 level if we proceed with the further development of Puricase and Prosaptide.

Marketing and sales expense in 2004 increased by $295,000, or 1.3%, from $23,303,000 in 2003. Marketing and sales expense in 2003 increased by 5.2% from $22,143,000 in 2002. The increase in marketing and sales expense in 2004 was primarily attributable to pre- marketing expenses for Nuflexxa in the United States. The increase in marketing and sales expense in 2003 resulted primarily from the effect of a full year of Rosemont’s operations, partially offset by lower promotion and marketing and sales compensation costs.

Back to Contents

Marketing and sales expense attributable to our global biologics manufacturing business was less than 4% of our total marketing and sales expense in 2004.

General and administrative expense in 2004 increased by $3,553,000, or 13.3%, from $26,744,000 in 2003. General and administrative expense increased by 52.1% from $17,582,000 in 2003. The increase in general and administrative expense in 2004 resulted primarily from significant increases in consulting expenses related to our implementation of provisions of the Sarbanes-Oxley Act, the establishment of a $3,000,000 reserve for the estimated future settlement of a long-standing patent dispute and the development of our new strategy plan partially offset by reductions in administrative staffing, legal and office expenses. The increase in general and administrative expense in 2003 resulted primarily from increased legal expenses, primarily related to our patent litigation with Novo Nordisk and the class action lawsuits against us and our officers and directors, increased compensation costs, including accrued severance compensation owed to a former senior executive officer, the costs associated with the proposed (and now abandoned) acquisition of us by Teva Pharmaceutical Industries Ltd., higher insurance premiums and increased occupancy and maintenance expenses at our new headquarters. General and administrative expense attributable to our global biologics manufacturing business was approximately 19% of our total general and administrative expense in 2004.

Retirement expense of $2,085,000 in 2004 includes a provision for a retirement payment and other related benefits in connection with the retirement agreement of our former Chief Executive Officer. In June 2004, this former executive elected to receive the retirement payment in one lump sum.

Cost of product sales in 2004 increased by $12,373,000, or 50.0%, from $24,745,000 in 2003. Cost of product sales increased by 74.9% from $14,148,000 in 2002. Cost of product sales as a percentage of product sales was 35% in 2004, 20% in 2003 and 15% in 2002. The increase in cost of product sales in 2004 was primarily attributable to:

•	an increase in sales of oral liquid pharmaceuticals;

•	increases in non-recurring expenses of $6,616,000 primarily for process validation and similar qualification activities relating to the operation of our manufacturing facility in Be’er Tuvia;

•	changes in our product mix, with an increase in sales of oral liquid pharmaceutical products;

•	depreciation of $3,008,000 related to our Be’er Tuvia facility beginning in January 2004;

•	a reserve of $1,676,000 that we recorded against Delatestryl inventories that were in excess of projected demand for the product; and

•	loss contract reserves of $689,000.

The increase in cost of product sales in 2003 was primarily attributable to the addition of a full year of sales of oral liquid pharmaceutical products, higher sales of Oxandrin and the initial costs associated with the validation of our new manufacturing facility. In the first nine months of 2003, we capitalized the costs of operating the Be’er Tuvia facility and did not record depreciation on the facility because it was not yet ready for its intended use.

Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin and human growth hormone have relatively low manufacturing costs relative to their sales prices, whereas BioLon, Delatestryl and Rosemont’s products have higher manufacturing costs relative to their sales prices.

Cost of product sales attributable to our global biologics manufacturing business were approximately 47% of our total cost of product sales in 2004.

We began to depreciate our new manufacturing facility and certain equipment in Be’er Tuvia, Israel in January 2004. We estimate that depreciation expense will be approximately $4,800,000 annually once all equipment at the Be’er Tuvia facility is placed in service. As a result, depreciation will increase in 2005 as compared to 2004, resulting in an increase in cost of product sales as a percentage of product sales. If we are

Back to Contents

successful in closing the divestiture of our global biologics manufacturing business, we will not incur further deprecation expenses after the closing of the divestiture.

Amortization of Intangibles and Negative Goodwill Associated with Acquisitions. In connection with our March 2001 acquisition of Myelos, we recorded negative goodwill of $18,989,000, primarily because the amount written off as in-process research and development acquired exceeded the purchase price for accounting purposes. During 2001, this negative goodwill was being amortized over its expected useful life of five years. In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments required to the stockholders of Myelos or reflected in net income as an extraordinary item should the contingent payments not become due. In connection with our acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products. We are amortizing these intangibles using the straight-line method over the estimated useful life of approximately 20 years. We recorded $4,050,000 of amortization of these intangibles in each of 2004 and 2003, and $1,013,000 of amortization of these intangibles in 2002.

Restructure. In October 2004, we announced a 9% reduction in our work force. The total cost of these reductions of $1,962,000 included $1,404,000 in personnel related costs.

Commissions and royalties in 2004 increased by $890,000, or 16%, from $5,438,000 in 2003. Commissions and royalties in 2003 increased 152%, compared to $2,159,000 in 2002. The increase in commissions and royalties in 2004 was primarily attributable to increased commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market, partially offset by a decrease in royalties that we were required to pay for our Delatestryl and Mircette products due to a decrease in the sales of those products. The increase in commissions and royalties in 2003 was principally due to increased commissions paid to Ross on the purchases of Oxandrin in the long-term care market. The remainder of commissions and royalties expenses in 2004, 2003 and 2002 consists primarily of royalties to the Office of the Chief Scientist in Israel, and royalties to licensors of intellectual property used in our products. If we are successful in closing the divestiture of our global biologics manufacturing business, we will not incur the expense of these royalties to the Office of the Chief Scientist.

Other income, net in 2004 decreased by $2,897,000, or 70%, from $4,162,000 in 2003. Other income, net increased by $708,000, or 20%, from $3,454,000 in 2002. In 2004, other income, net was lower than in 2003 because of the deferred revenue recognized from the terminated DePuy distribution agreement. In 2003, other income, net increased primarily dur to the deferred revenue recognized from the DePuy termination agreement.

Other expense in 2004 increased by $1,494,000, or 283%, from $527,000 in 2003. Other expense, net in 2003 decreased by $1,285,000, or 71%, from $1,812,000 in 2002. In 2004, other expense, net increased primarily due to unrealized and realized losses of $1,595,000 primarily associated with the reclassification of our short-term investments. In 2003, other expense, net decreased primarily because we did not have any losses associated with investments during that year.

In 2003, we agreed to invest an aggregate of $1,500,000 in Marco preferred stock and acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, we had invested $1,000,000 in Marco. In the second quarter of 2004, we elected not to make our final $500,000 investment in Marco. As a result, our preferred stock was converted into Marco common stock and our option to market Huperzine-A was terminated. Although we will continue to hold the Marco common stock, based on our assessment of the status of the development of Marco’s product candidate, we have written down the entire amount of our $1,000,000 investment in Marco.

In January 2005, Omrix Biopharmaceuticals, Inc. implemented a recapitalization of the entire company which resulted in the conversion of all preferred and common stockholders and almost all of its noteholders into one class of common stock. This recapitalization resulted in the conversion of our preferred shares to approximately 3.9% of the new common stock on a fully diluted basis. In February 2005, we sold our equity stake in Omrix to Catalyst Investments, L.P. for $1,625,000, plus the right to receive up to an additional $1,625,000 in the event that Catalyst is able to liquidate its Omrix investment on the terms described in our

Back to Contents

agreement with Catalyst. Accordingly, we took an additional write down of $375,000 on the book value of our Omrix investment.

Other income in 2003 includes $3,354,000 of unamortized contract fees recognized in the third quarter as a result of our termination of our distribution agreement with DePuy relating to our sodium hyaluronate product for osteoarthritis and reacquisition of its distribution rights. Upon execution of the distribution agreement in 2000, we received a $5,000,000 nonrefundable up-front license fee, which fee we were recognizing as contract fee revenue over the term of the agreement in accordance with SAB 101.

Income Taxes.     Provision for income taxes for 2004 increased $8,392,000, or 136%, from $6,161,000 for 2003. Provision for income taxes for 2003 increased 21.7% from $5,063,000. The increase in provision for income taxes was primarily attributable to the $24,388,000 valuation allowance as of December 31, 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction.

Liquidity and Capital Resources

As of December 31, 2004, our working capital was $24,269,000 as compared to $38,913,000 as of December 31, 2003. The decrease in working capital as of December 31, 2004 was primarily due to a decrease in accounts receivable and the write-off of the current portion of the deferred tax asset. The decrease in accounts receivable in 2004 was attributable to a provision for product returns of $9,419,000 and the net collection of accounts receivable of $8,297,000 as a result of a decline in net product sales.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, milestone payment obligations and financings, if any, that we may undertake in addition to the receipt of anticipated proceeds from our divestiture of our global biologics manufacturing business. Net cash increased by $5,288,000 in 2004 and $5,008,000 in 2003, and decreased by $63,240,000 in 2002.

Net cash provided by operating activities was $10,998,000 in 2004, compared to $17,359,000 in 2003 and $9,194,000 in 2002. Net loss was $35,272,000 in 2004, compared to our net income of $13,922,000 in 2003 and $9,717,000 in 2002.

In 2004, net cash provided by operating activities was $10,998,000 during the same period that we sustained a net loss of $35,272,000. This difference is primarily attributable to the above mentioned decrease in accounts receivable of $17,716,000, as well as non-cash charges for deferred income taxes of $15,620,000, depreciation and amortization of $6,696,000, amortization of intangible assets of $4,050,000 and the establishment of a $3,000,000 reserve for the future settlement of a long-standing patent dispute.

In 2003, net cash provided by operating activities was greater than net income mainly due to a decrease in accounts receivable of $2,389,000, an increase in other current liabilities of $2,826,000 and deferred income tax of $2,722,000 and depreciation and amortization of $4,623,000 and amortization of intangible assets associated with acquisition of $4,050,000. Net cash in 2003 was reduced by an increase in inventories of $3,994,000 and a decrease in prepaid expenses and other current assets and accounts payable of $1,334,000 and $4,013,000, respectively, and deferred revenue of $4,501,000.

In 2002, net cash provided by operating activities was less than net income primarily as a result of an increased accounts receivable, inventories, prepaid expenses and other current assets and deferred income taxes, and deferred revenues of $1,553,000. Net cash in 2002 was increased by increased accounts payable in the amount of $7,541,000, depreciation and amortization, amortization of intangible assets associated with acquisitions and a provision for inventory reduction in connection with the validation of a new manufacturing site in the United States.

Net cash used in investing activities was $1,289,000 in 2004, compared to $9,059,000 in 2003 and $73,228,000 in 2002. Net cash used in investing activities included capital expenditures of $3,583,000 in 2004, compared to $7,978,000 in 2003 and $15,546,000 in 2002. Capital expenditures in 2004 included

Back to Contents

$2,261,000 for the upgrade of the Rosemont manufacturing facility. Capital expenditures in 2003 and 2002 included the purchase and construction of our new facility in Be’er Tuvia, amounting to $4,927,000 in 2003 and $12,138,000 in 2002. The remainder of capital expenditures in all periods went primarily to the purchase of laboratory and manufacturing equipment and infrastructure. In 2002, net cash used in investing activities also includes the $95,954,000 net used to acquire Rosemont.

Net cash used in financing activities was $5,400,000 in 2004 and $4,728,000 in 2003, and net cash provided by financing activities was $517,000 in 2002. Cash from financing activities consisted of net proceeds from issuances of common stock of $1,620,000 in 2004, compared to $2,307,000 in 2003 and $1,751,000 in 2002. Net proceeds from the sale of common stock resulted mainly from the issuances of stock pursuant to our employee stock purchase plan. We repaid long-term debt, principally borrowings under our credit facility that we used to finance a portion of the construction of our new manufacturing facility in Israel, of $7,020,000 in 2004, compared to $7,035,000 in 2003 and $1,234,000 in 2002.

In June 2000, BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing our new production facility. Loans under the credit facility bear interest at the rate of LIBOR plus 1%. The credit facility is secured by the assets of BTG-Israel and is guaranteed by us.

As of December 31, 2004 we had long-term borrowings of $5,903,000, compared to $12,923,000 at December 31, 2003. As of December 31, 2004, the loans are at an average interest rate of approximately 3.25%.

In June 2003, Rosemont commenced an upgrade of its manufacturing facility to obtain FDA approval to enable Rosemont to manufacture oral liquid products for supply into the U.S. market. The project was substantially completed in 2004 at a total cost of approximately $3.4 million.

We believe that our cash resources as of December 31, 2004, together with anticipated product sales and anticipated proceeds from the divestiture of our global biologics manufacturing business, will be sufficient to fund our ongoing operations and debt service obligations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	our ability to successfully close the divestiture of our global biologics manufacturing business;

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

•	continued progress in our research and development programs, particularly with respect to Prosaptide and Puricase;

•
the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Prosaptide, Puricase, and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

•	the timing and magnitude of any future milestone payment obligations;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the U.S. dollar;

•	the quality and timeliness of the performance of our third party suppliers and distributors;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions; and

•	our ability to establish and maintain collaborative arrangements.

Back to Contents

If we are required to seek additional funding for our operations, we might not be able to obtain such additional funds or, if such funds are available, such funding might be on unacceptable terms. We continue to seek additional collaborative research and development and licensing arrangements in order to provide revenue from sales of certain products and funding for a portion of the research and development expenses relating to the products covered. However, we may not be able to enter into any such agreements.

Below is a table that presents our contractual obligations and commitments as of December 31, 2004:

Payments Due by Period
(in thousands)

Contractual Obligations	Total	Less than One Year	1-3 years	4-5 years	After 5 years	Undetermined

Long-term debt obligations	$5,555	$5,555	$—	—	—	—
Capital lease obligations(1)	514	418	96	—	—	—
Operating lease obligations	17,775	3,309	4,628	$4,223	$5,615	—
Purchase obligations (2)	13,758	7,837	5,921	—	—	—
Other long-term liabilities reflected on our balance sheet (3)	3,679	—	—	—	—	$3,679

Total	$41,281	$17,119	$10,645	$4,223	$5,615	$3,679

(1)	Includes interest expense of $13,000 in 2005.
(2)	Consists primarily of purchase commitments of $4,671,000 for oxandrolone, the active ingredient in Oxandrin, and $8,025,000 for Delatestryl in 2005, 2006 and beyond.
(3)
Consists of unfunded severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. If we are successful in closing the divestiture of our global biologics manufacturing business, these obligations will become due immediately. These amounts do not include contingent royalty obligations to the Office of the Chief Scientist of the State of Israel.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on our financial statements.

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

Back to Contents

obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which we refer to as FIN 45. FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are effective for interim or annual periods ending after December 15, 2002. Initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities,” which we refer to as FIN 46. FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. Usually a controlling financial interest is created when an investor owns a majority of the voting interests in an investee. However, in some circumstances, an entity is created solely to fulfill a specific purpose and voting interests do not provide a substantive indicator of a controlling financial interest because there are typically limited matters on which investors may vote. FIN 46 refers to those entities as variable interest entities (VIEs) and creates a model for consolidation based on an investor’s ownership of variable interests. The provisions of FIN 46 are effective immediately for interests acquired in VIEs after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003 for interests acquired in VIEs before February 1, 2003. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” which we refer to as SFAS No. 123R. SFAS No. 123R addresses all forms of share-based payment, or SBP, awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value calculated using a lattice model. In SFAS No. 123, the FASB allowed the use of several fair value calculation models, including the Black-Scholes model, which we currently use for our footnote disclosure. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43,” or SFAS 151, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have evaluated the impact of implementing the provisions of SFAS No. 151 and have determined that there will be no material effect to our reported results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions,” which we refer to as SFAS 153. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

Back to Contents

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

Interest Rate Risk

Borrowings under our $20,000,000 credit facility bear interest at a floating rate and therefore, we are impacted by changes in prevailing interest rates. Our annual interest payable on the $5,555,000 outstanding under this facility as of December 31, 2004 would change by approximately $19,900 in 2004 for each 100 basis point increase or decrease. Because these borrowings relate to the construction of our new facility, interest expense was capitalized until August 31, 2003. See Note 1(g) of notes to our consolidated financial statements.

Our interest bearing assets consist of cash and cash equivalents, which currently consist of money market funds, commercial paper and other liquid short-term debt instruments, and short-term investments, which currently consist primarily of investments in mutual funds, corporate bonds and short-term certificates of deposit. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

Foreign Currency Risk

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations. Our results of operations in 2004 benefited from the decrease in value of the U.S. dollar against the British pound sterling. We manage our Israeli operations with the objective of protecting against any material net financial loss in U.S. dollars as a result of Israeli inflation and currency devaluations on our non-U.S. dollar assets and liabilities. The cost of our operations in Israel, as expressed in dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset, or is offset on a delayed basis, by a devaluation of the Israeli shekel in relation to the U.S. dollar. To the extent that expenses in shekels exceed BTG-Israel’s revenues in shekels (which to date have consisted primarily of research funding from the Chief Scientist and product sales in Israel), the devaluations of Israeli currency benefit our results of operations. However, should BTG-Israel’s revenues in shekels exceed our expenses in shekels in any material respect, the devaluation of the shekel would adversely affect our results of operations. Further, to the extent the devaluation of the shekel with respect to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, our results of operations would be adversely affected as local expenses measured in U.S. dollars would increase.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	53-55
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2004	56
Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004	57
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004	58
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	59
Notes to Consolidated Financial Statements	60-88
Schedule II — Valuations and Qualifying Accounts	89

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Savient Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

New York, New York
March 28, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Savient Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Savient Pharmaceuticals, Inc. (a Delaware Corporation) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Savient Pharmaceutical’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•
insufficient personnel resources within the accounting and tax function with sufficient skills and knowledge of GAAP and tax, which resulted in (a) missing financial statement disclosures, (b) deficiencies in the analysis of estimates relating to inventory obsolescence and rebates, (c) non GAAP calculation of impairment and (d) errors in the income tax provision;

•
an error in the company’s application of complex revenue recognition standards related to an agreement with multiple deliverables under EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, which resulted in a premature recognition of revenue in the current period; and

•
deficiencies in the income tax analysis including (a) the omission of tax benefit between two UK subsidiaries and (b) the omission of the effects of events in the fourth quarter on the analysis of income tax liabilities and deferred taxes, including the effects of net operating losses.

Back to Contents

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 28, 2005 on those financial statements.

In our opinion, management’s assessment that Savient Pharmaceuticals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Savient Pharmaceutical, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004 of Savient Pharmaceuticals, Inc. and our report dated March 28, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 28, 2005

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$17,219	$22,447
Short-term investments	5,582	2,835
Accounts receivable, net	33,375	15,659
Inventories, net	20,216	21,098
Deferred income taxes	2,888	—
Prepaid expenses and other current assets	4,163	4,250

Total current assets	83,443	66,289

Property and equipment, net	70,426	67,018
Intangible assets, net	75,743	71,688
Goodwill	40,121	40,121
Deferred income taxes	13,767	—
Severance pay funded	2,660	2,945
Other assets (including restricted cash of $1,280 in 2003 and 2004)	4,380	3,108

Total assets	$290,540	$251,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $4,774 in 2003 and $1,599 in 2004)	$16,816	$11,340
Current portion of deferred revenues	848	1,112
Current portion of long-term debt	7,020	5,903
Other current liabilities	19,846	23,665

Total current liabilities	44,530	42,020

Long-term debt	5,903	—

Deferred revenues	7,836	10,180

Severance pay	5,851	6,624

Negative goodwill	16,028	16,028

Deferred income taxes	22,962	21,649

Commitments and contingent liabilities (Note 8)
Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued and outstanding: 59,618,000 in 2003, 60,457,000 in 2004	595	606
Additional paid in capital	216,706	218,699
Accumulated deficit	(31,931)	(67,203)
Accumulated other comprehensive income	2,060	2,566

Total stockholders’ equity	187,430	154,668

Total liabilities and stockholders’ equity	$290,540	$251,169

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004

Revenues:
Product sales, net	$96,107	$124,846	$106,009
Contract fees	1,804	1,340	923
Royalties	3,891	3,227	5,352
Other revenues	1,164	3,112	991

	102,966	132,525	113,275

Expenses:
Research and development	32,783	31,797	27,800
Marketing and sales	22,143	23,303	23,598
General and administrative	17,582	26,744	30,297
Retirement	—	—	2,085
Cost of sales	14,148	24,745	37,118
Amortization of intangibles associated with acquisitions	1,013	4,050	4,050
Restructuring	—	—	1,962
Commissions and royalties	2,159	5,438	6,328

	89,828	116,077	133,238

Operating income (loss)	13,138	16,448	(19,963)
Other income (expense), net	1,642	3,635	(756)

Income (loss) before income taxes	14,780	20,083	(20,719)
Income tax expense	5,063	6,161	14,553

Net income (loss)	$9,717	$13,922	$(35,272)

Earnings (loss) per common share:
Basic:
Net income (loss)	$0.17	$0.24	$(0.59)

Diluted:
Net income (loss)	$0.17	$0.23	$(0.59)

Weighted average number of common and common equivalent shares:
Basic	58,480	59,194	60,066
Diluted	58,659	59,798	60,066

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2001	58,260	$582	$212,408	$(55,570)	$120	$157,540
Comprehensive income:
Net income				9,717		9,717
Unrealized loss on marketable securities, net					(280)	(280)

Currency translation adjustment					277	277

Total comprehensive income						9,714

Issuance of common stock	469	5	1,792			1,797
Exercise of stock options	4		24			24

Balance, December 31, 2002	58,733	587	214,224	(45,853)	117	169,075
Comprehensive income:
Net income				13,922		13,922
Unrealized gain on marketable securities, net					507	507
Currency translation adjustment					1,436	1,436

Total comprehensive income						15,865

Issuance of common stock	640	6	1,485			1,491
Exercise of stock options	245	2	997			999

Balance, December 31, 2003	59,618	595	216,706	(31,931)	2,060	187,430
Comprehensive income:
Net loss				(35,272)		(35,272)
Unrealized loss on marketable securities, net					(413)	(413)
Currency translation adjustment					919	919

Total comprehensive income						(34,766)

Issuance of common stock	775	10	1521			1,531
Tax benefit of stock options			278			278
Exercise of stock options	64	1	194			195

Balance, December 31, 2004	60,457	$606	$218,699	$(67,203)	$2,566	$154,668

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004

Cash flows from operating activities:
Net income (loss)	$9,717	$13,922	$(35,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	(837)	2,722	15,620
Depreciation and amortization	2,701	4,623	6,696
Amortization of intangible assets associated with acquisitions	1,013	4,050	4,050
Unrealized gain on trading securities	—	—	(539)
Provision for inventory reduction	976	390	1,661
Provision for litigation settlement	—	—	3,000
Provision for severance pay	444	178	773
Deferred revenues	(1,553)	(4,501)	2,608
(Gain) loss on disposal of property and equipment	354	(1)	504
Gain from forward contract	(800)	—	—
Realized loss (gain) on sales of short-term investments, net	14	(81)	(19)
Write down of investments	—	—	1,375
Issuance of common stock as payment for services	70	183	106
Changes in: Accounts receivable, net	(8,265)	2,389	17,716
Inventories, net	(1,202)	(3,994)	(2,543)
Prepaid expenses and other current assets	(1,284)	(1,334)	(86)
Accounts payable	7,541	(4,013)	(5,476)
Other current liabilities	305	2,826	824

Net cash provided by operating activities	9,194	17,359	10,998

Cash flows from investing activities:
Purchases of short-term investments	(4,706)	(1,651)	(1,046)
Capital expenditures	(15,546)	(7,978)	(3,583)
Severance pay (funded) utilized	(398)	123	(285)
Other investments	—	(500)	—
Net proceeds from forward contract	800	—	—
Restricted cash	(1,280)	—	—
Other assets	(86)	(310)	(104)
Proceeds from sales of short-term investments	43,919	1,198	3,729
Net cash paid in acquisition	(95,954)	—	—
Proceeds from sales of property and equipment	23	59	—

Net cash used in investing activities	(73,228)	(9,059)	(1,289)

Cash flows from financing activities:
Proceeds from issuances of common stock	1,751	2,307	1,620
Repayment of long-term debt	(1,234)	(7,035)	(7,020)

Net cash provided by (used in) financing activities	517	(4,728)	(5,400)

Effect of exchange rate changes	277	1,436	919

Net increase (decrease) in cash and cash equivalents	(63,240)	5,008	5,228
Cash and cash equivalents at beginning of year	75,451	12,211	17,219

Cash and cash equivalents at end of year	$12,211	$17,219	$22,447

Supplementary information:
Other information:
Interest paid	$587	$449	$302
Income taxes paid	$6,777	$7,054	$3,991
Acquisitions:
Assets acquired	$12,632	$—	—
Liabilities assumed	(28,968)	—	—
Goodwill	40,080	—	—
Intangible assets	80,800	—	—

Total purchase price (including acquisition costs of $1,387 in 2001 and $5,421 in 2002)	104,544	—	—
Less — accrued acquisition costs	(3,322)	—	—
Less — cash acquired	(5,268)	—	—

Net cash paid	$95,954	$—	$—

Non-cash activities:
Capital expenditures unpaid as of December 31	$1,134	$273	$212
Refinancing of fixed assets	$—	$1,062	$348

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc. (“Savient”), formerly known as Bio-Technology General Corp., and its wholly-owned subsidiaries (the “Company”), are engaged in the development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. The Company distributes its products on a worldwide basis. In the United States, the Company distributes its products through wholesalers and markets its products to physicians through a sales force that includes Savient employees and representatives of a contract sales organization. In the United Kingdom, the Company distributes its oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers and markets its products primarily to physicians through its own sales force. In Israel, the Company distributes its products directly to hospitals, HMOs and retailers and markets its products to physicians through its own sales force. Elsewhere in the world, Savient distributes its products through third party license and distribution relationships.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, the Company has assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development.

Savient and its wholly-owned subsidiary, Bio-Technology General (Israel) Ltd. (“BTG-Israel”), were formed in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On March 19, 2001, Savient acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. On September 30, 2002 Savient, through its wholly-owned subsidiary Acacia Biopharma Limited (“Acacia”), acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.

a. Basis of consolidation:

The consolidated financial statements include the accounts of Savient, BTG-Israel, Myelos, Acacia and Rosemont. Results of operations and cash flows of Rosemont are included in the consolidated financial statements since September 30, 2002, its date of acquisition. All material intercompany transactions and balances have been eliminated.

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

c. Cash and cash equivalents:

At December 31, 2004 and 2003, cash and cash equivalents included cash of $3,633,000 and $6,484,000, respectively, and money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of ninety days or less) of $18,814,000 and $10,735,000, respectively. Cash and cash equivalents at December 31, 2004 and 2003 include $3,295,000 and $10,778,000, respectively, denominated in currencies other than the U.S. dollar.

d. Short-term investments:

(i) At December 31, 2003, short-term investments, which are carried at fair value, consist primarily of investments in mutual funds, corporate bonds and short-term certificates of deposit with original maturity

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

greater than 90 days that have been classified as “available-for-sale securities” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 ,”Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses, which are deemed to be temporary, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of an available-for-sale security below cost that is deemed to be other than temporary is recognized as a charge in the consolidated statement of operations and a new cost basis for the security is established.

At December 31, 2004, management determined that short-term investments, consisting primarily of investments in mutual funds, corporate bonds, and corporate equity securities, were to be sold. The classification of these investments was changed from “available-for- sale securities” to “trading securities” pursuant to “SFAS” No. 115, which provides that investments that are bought and held principally for the purpose of selling them in the near-term are classified as trading and marked to fair value through earnings.

At December 31, 2003, the adjusted cost of the securities available for sale was $3,444,000, and the fair market value was $3,930,000. Total realized and unrealized losses (gains), net, included in other expense, net, for the years ended December 31, 2003 and 2004 were $71,000 and $838,000, respectively.

At December 31, 2004, the adjusted cost of the securities available for sale was $250,000 and the fair market value was $135,000. The adjusted cost of the trading securities was $2,163,000, and the fair market value was $2,700,000.

(ii) Cost basis investments included within other assets at December 31, 2003 and 2004 represent equity investments of less than 20% in private entities. Changes in the value of these investments are not recognized unless an impairment is deemed to be other than temporary (see Note 2c).

e. Accounts receivable, net:

Credit to customers is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. Provision is made for product returns based on several factors which include actual return experience, the demand for the product and estimated inventory level of the wholesaler customer. The allowance for sales returns was $0 and $9,419,000 as of December 31, 2003 and 2004, respectively. A provision is also made for Medicaid rebates based upon a historical experience rate as applied to historical product sales. The allowance for rebates was $4,100,000 and $4,046,000 as of December 31, 2003 and 2004, respectively.

f. Inventories, net:

Inventories are stated at the lower of cost or market. Cost is determined by using the weighted average method. At December 31, 2004 and 2003, inventories included raw materials of $5,484,000 and $6,635,000, work-in-process of $2,519,000 and $1,720,000, and finished goods of $15,146,000 and $12,477,000, respectively. An allowance is established when management determines that certain inventories may not be saleable. At December 31, 2004 the company maintained an allowance for inventory obsolescence for finished goods of $2,051,000 as compared with $616,000 as of December 31, 2003. In addition, loss contract

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

reserves of $689,000, included in other current liabilities, were established in 2004 for the resolution of other commitments that may be in excess of expected demand.

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

Land, building and construction in progress represents BTG-Israel’s new manufacturing facility and is stated at cost. This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs, all of which were capitalized through August 31, 2003. Interest was capitalized through August 31, 2003 under the provision of SFAS No. 34 “Capitalization of Interest Cost”. Interest capitalized during the years ended December 31, 2002 and 2003 was $577,000 and $266,000, respectively, and totaled $2,221,000 at December 31, 2004. The basic construction of the building was completed in 2001. Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003. Relocation of product production will continue through 2005, depending on product and territory. Construction in progress is not depreciated until such time as the relevant assets are completed and ready for their intended use.

h. Intangible assets:

At December 31, 2003 and 2004, intangible assets consist mainly of developed products, trademarks and several patents acquired in the Rosemont acquisition and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years. The estimation of the useful life of the intangible assets was determined by Savient’s management based on an independent appraisal and available information.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

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

j. Revenue recognition:

Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of the sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. Under the terms of sale that the Company offers to its customers, title may transfer upon delivery to the customer, upon delivery to the customer’s shipper or carrier or upon shipment.

Through December 31, 2003, sales returns had been minimal and insignificant to the Company’s results of operations. In the first quarter of 2004, the Company became aware that its wholesalers and their retail customers were preparing to return product, primarily Oxandrin 2.5-mg and 10-mg, which had reached the end of its shelf life. Historically, the Company had experienced virtually no returns of the 2.5-mg tablet because of the product’s five-year shelf life. The 10-mg tablet, which was introduced in September 2002, has a two- year shelf life. On the basis of the actual returns received primarily in the second and third quarters of 2004, the Company estimated the total cost of future product returns and provided a provision for future returns. Periodically the Company will evaluate the effectiveness of the provision for returns based on experience and make any necessary adjustments.

Contract fees consist mainly of license of marketing and distribution rights and research and development projects. In accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104, issued by the Securities and Exchange Commission in December 1999, contract fee revenues are recognized over the estimated term of the related agreements, which range from five to 16 years.

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

k. Stock-based compensation:

At December 31, 2004, the Company has stock-based compensation plans, which are described more fully in Notes 10 and 11. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year ended December 31,
	2002	2003	2004

	(in thousands except per share data)
Net income (loss)
As reported	$9,717	$13,922	$(35,272)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,853	10,152	6,212

Pro forma	$(4,136)	$3,770	$(41,484)

Basic earnings (loss) per common share
As reported	$0.17	$0.24	$(0.59)

Pro forma	$(0.07)	$0.06	$(0.69)

Diluted earnings (loss) per common share
As reported	$0.17	$0.23	$(0.59)

Pro forma	$(0.07)	$0.06	$(0.69)

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

o. Earnings per common share:

Net earnings per common share amounts (“basic EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution. Net earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 2002			Year Ended December 31, 2003			Year Ended December 31, 2004
(In thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts

Net Earnings (Loss)	$9,717			$13,922			$(35,272)
Basic EPS
Net earnings (loss) attributable to common stock	9,717	58,480	$0.17	13,922	59,194	$0.24	(35,272)	60,066	$(0.59)
Effect of Dilutive Securities
Stock options		179			604			—

Diluted EPS
Net earnings (loss) attributable to common stock and assumed option exercises	$9,717	58,659	$0.17	$13,922	59,798	$0.23	$(35,272)	60,066	$(0.59)

Options to purchase 6,989,000 and 6,459,000 shares of common stock out of the total number of options outstanding as of December 31, 2002 and 2003, respectively, are not included in the computation of diluted EPS because of their anti-dilutive effect. All options outstanding as of December 31, 2004 are excluded from the computation of diluted EPS because of their anti-dilutive effect on the reported loss per common share.

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

q. Fair value of financial instruments:

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amount of the long-term debt approximates fair value as the borrowing rates are variable and are currently available for debt with similar terms and maturities.

The carrying value of long-term investments in non-marketable securities cannot be determined since the fair market value of such investments is not available and therefore it is not practical to estimate it.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Savient to expense SBP awards with compensation cost for SBP transactions measured at fair value calculated using a lattice model. In SFAS No. 123, the FASB allowed the use of several fair value calculation models, including the Black-Scholes model, which Savient currently uses for its footnote disclosure. SFAS No. 123R requires Savient to adopt the new accounting provisions beginning in our third quarter of 2005. Savient has not yet determined the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Savient has evaluated the impact of implementing the provisions of SFAS No. 151 and has determined that there is no material effect to the Company’s financial position or result of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its financial statements.

Note 2 — Acquisitions and Investments

(a) Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont, a subsidiary of Akzo Nobel N.V. Rosemont is a leader in the U.K. market for oral liquid formulations of branded non-proprietary drugs. The purchase price (including acquisition costs of approximately $5,462,000) for Rosemont, which was funded from Savient’s cash on hand, was approximately $104,585,000, excluding Rosemont’s cash balances.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Acquisitions and Investments — (Continued)

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

The accompanying consolidated financial statements include the assets and liabilities of Rosemont as of December 31, 2002, 2003 and 2004, and its results of operations for the three months ended December 31, 2002 and the years ended December 31, 2003 and 2004. The following unaudited pro forma consolidated results of operations for the year ended December 31, 2002 was prepared assuming the acquisition of Rosemont occurred on January 1, 2002. The pro forma results of operations are not necessarily indicative of the consolidated results that actually would have occurred if the acquisition had been consummated at January 1, 2002, nor do they purport to represent the results of operations for future periods.

	(Unaudited)
	(in thousands except per share data) Year Ended December 31, 2002
	As Reported	Pro Forma

Total revenues	$102,966	$119,094
Net income (loss)	9,717	13,059
Earnings (loss) per common share:
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

In connection with the acquisition, Savient entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1). The exchange rate at the acquisition closing date was $1.5614 per £1. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” which prohibits hedge accounting for a hedge of an anticipated business combination, Savient recorded a gain of approximately $800,000 on the forward contract in the year ended December 31, 2002, which gain is included in other income (expense), net.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Acquisitions and Investments — (Continued)

(b) Acquisition of Myelos Corporation

On March 19, 2001, the Company acquired Myelos, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, the Company paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company’s common stock (based on a per share value of $8.9564, representing the average closing price of the Company’s common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)). In addition, the Company has agreed to pay the Myelos shareholders an additional $30,000,000 if the Company is in a position to file an NDA for FDA approval of Prosaptide for the treatment of peripheral neuropathic pain or neuropathy. At least $14 million of this payment must be paid in shares of the Company’s common stock. The remaining $16 million can be paid, at the company’s option, in cash, shares of the Company’s common stock or a combination thereof. The Company has also agreed that if Prosaptide is approved by the U.S. Food and Drug Administration for the treatment of peripheral neuropathic pain or neuropathy, the Company will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of peripheral neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be in shares of Company common stock, with the remainder payable, at the Company’s option, in cash, shares of Company common stock or a combination thereof. In no event is the Company required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of Company preferred stock. The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the Company common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount.

The transaction was treated as a “purchase” for accounting purposes. The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding February 21, 2001, the date the terms of the acquisition were agreed to. In connection with the merger and based on an independent valuation, the Company allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. At the date of the merger, the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the value was expensed as of the acquisition date. The Company recorded negative goodwill of $18,989,000 on its balance sheet, primarily because the amount written off as in- process research and development acquired exceeded the purchase price for accounting purposes. During 2001 this negative goodwill was being amortized over its expected useful life of five years. In accordance with SFAS No. 142, amortization of the negative goodwill ceased beginning January 1, 2002, and the balance remaining will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment. See Note 18 — Subsequent Events.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Acquisitions and Investments — (Continued)

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

(c) Investment in Omrix Biopharmaceuticals, Inc.

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., the Company loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000 of, shares of Omrix preferred stock if it did not pursue a strategic relationship. The Company determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000 of, shares of Omrix preferred stock, which were convertible into approximately 4.2% of Omrix common stock (on a fully-diluted basis) as of December 31, 2003. This investment was carried at cost and is included as a component of other long-term assets. Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology. Omrix currently sells its products in Europe, South America and the Middle East.

In January 2005, Omrix implemented a recapitalization which resulted in the conversion of its preferred stock and notes into common stock. This recapitalization resulted in the conversion of the Company’s shares of Omrix preferred stock into 3.9% of its common stock outstanding, on a fully-diluted basis, immediately following the recapitalization. In February 2005, the Company sold to Catalyst Investments, L.P. all of its holdings of Omrix common stock for $1,625,000 and the right to receive up to an additional $1,625,000 in the event that Catalyst is able to liquidate its Omrix investment on specified terms. The Company previously wrote down its investment in Omrix by $3,000,000 in 2001. Based upon the sale to Catalyst, the Company further wrote down its investment by $375,000 in 2004.

(d) Investment in Marco Hi-Tech JV, Ltd.

In 2003, the Company agreed to purchase up to an aggregate of $1,500,000 in Marco preferred stock and it acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, the Company had invested $1,000,000 in Marco. In the second quarter of 2004, the Company elected not to make the final $500,000 investment in Marco. As a result, the Company’s holdings of Marco preferred stock were converted into 654,112 shares of Marco common stock, or approximately 8% of Marco’s fully-diluted outstanding common stock, the option to market Huperzine-A terminated and the Company wrote off its $1,000,000 investment in Marco. A director of the Company owns Marco common stock representing less than 1% of Marco’s fully-diluted outstanding common stock.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Property and Equipment, Net

	December 31,
	2003	2004

	(in thousands)
Laboratory and manufacturing equipment(1)	$39,406	$30,015
Office equipment(2)	8,387	18,413
Air conditioning and other	2,030	4,494
Leasehold improvements	10,042	9,594

	59,865	62,516
Land, building and construction in progress (3)	46,640	44,148

	106,505	106,664
Accumulated depreciation and amortization	(36,079)	(39,646)

Total	$70,426	$67,018

(1)
Includes $11,023,000 of equipment located at the new production facility in Israel, but in use as of December 31, 2003. No depreciation and amortization was recorded until the facility was placed into service on January 1, 2004.

(2)	Includes $1,062,000 of equipment financed under capital leases.
(3)
The related asset, which is a production facility in Israel intended to meet FDA GMP requirements, was not ready for its intended use and therefore no depreciation and amortization had been accumulated as of December 31, 2003. Includes $14,891,000 of capitalized interest, labor and other costs as of December 31, 2003 and 2004. This balance includes $6,500,000 of land and building costs (including local taxes and legal fees) associated with this facility.

Certain assets of BTG-Israel are pledged to secure long-term debt. (See Note 7).

The manufacture of each product at the new Israeli manufacturing facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the United States, prior to the resumption of manufacturing of that product at the new facility. As a result of the violence in Israel in recent years, the FDA has from time to time suspended its inspections in Israel.

Depreciation expense was approximately $2,474,000, $4,358,000 and $6,696,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquired Intangible Assets

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	As of December 31,
	2003	2004

	(in thousands)
Amortized intangible assets:
Developed products	$76,700	$76,700
Trademarks	3,300	3,300
Patents	1,559	1,559

Total gross carrying amount	81,559	81,559
Accumulated amortization	5,816	9,871

Net	$75,743	$71,688

Unamortized intangible assets:
Goodwill	$40,121	$40,121

Amortization expense:
For year ended December 31,	$4,135	$4,055
Estimated amortization expense:
For year ending 12/31/05		$4,050
For year ending 12/31/06		$4,050
For year ending 12/31/07		$4,050
For year ending 12/31/08		$4,050
For year ending 12/31/09		$4,050

Note 5 — Other Current Liabilities

	December 31,
	2003	2004

	(in thousands)
Salaries and related expenses	$7,321	$6,630
Accrued subcontracting payable	1,856	2,060
Governmental and state agencies	5,667	4,865
Legal and professional fees(1)	1,624	5,233
Royalties and commissions	2,147	2,993
Other	1,231	1,884

Total	$19,846	$23,665

(1)	Includes a $3,000,000 reserve for future settlement of long-standing litigation.

Note 6 — Severance Pay

BTG-Israel participates in a defined contribution pension plan and makes regular deposits with a pension fund to secure pension rights on behalf of some of its employees. The custody and management of the amounts so deposited are independent of the Company. In respect of its other employees, BTG-Israel purchases individual insurance policies intended to cover its severance obligation. The Company’s obligation for severance pay is included within long-term liabilities in the accompanying consolidated balance sheets. The amount of the obligation that has been funded is also included in other assets in the accompanying consolidated balance sheets.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Severance Pay — (Continued)

Expense related to severance and pension pay for the years ended December 31, 2002, 2003 and 2004 were $1,297,000, $2,091,000 and $1,839,000, respectively.

Note 7 — Long-term Debt

a. In June 2000, BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Loans under the credit facility, which is secured by the assets of BTG-Israel and has been guaranteed by Savient, bear interest at the rate of LIBOR plus 1%. At December 31, 2003 and 2004 the Company had long-term borrowings of $12,222,000 and $5,555,000, respectively, outstanding under this credit facility, of which $6,667,000 and $5,555,000 is included in current portion of long-term debt at December 31, 2003 and 2004, respectively. At December 31, 2004, the loans are at an average interest rate of approximately 3.25% and the principal of $5,555,000 is payable in 2005.

b. In January 2003, Savient entered into two capital leases totaling $1,062,000 with Fleetwood Financial Corporation and All Points Capital Corporation to finance certain furniture and fixtures purchased in connection with the Company’s relocation to its new headquarters. These leases bear interest at 7.5% and are repaid in equal monthly installments through November 2005. At December 31, 2003 and 2004, $353,000 and $348,000, respectively, is included in current portion of long-term debt.

c. Bank Leumi Le’Israel Ltd. and Bank Leumi for the Development of Industry Ltd. hold a pledge over all of BTG-Israel assets as collateral for certain bank guarantees.

Note 8 — Commitments and Contingent Liabilities

a. Savient’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013. There are two five year renewal options. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1,280,000, which is secured by a cash deposit of $1,280,000, which amount is reflected in other assets (as restricted cash) on the balance sheet at December 31, 2003 and 2004. The Company also leases approximately 10,000 square feet of space in San Diego, California, where it conducts its Prosaptide research. This lease expired in October 2004, and was extended on a month-to-month basis until the State of California approves the decommissioning of the facility.

Savient has a research, development and manufacturing facility located in Rehovot, Israel, where BTG-Israel leases approximately 69,000 square feet at an annual rental of approximately $767,000. This lease expires in December 2005. There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $483,000 secured by the assets of BTG-Israel.

Rosemont’s development and manufacturing facility is located in Leeds, United Kingdom, where it leases approximately 41,000 square feet at an annual rental of approximately $298,000. The lease expires in December 2019, although Rosemont has the option to terminate this lease in December 2009 or December 2014.

The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased properties.

Rent expense was approximately $2,223,000, $3,628,000 and $3,273,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are: 2005-$2,501,000; 2006-$2,113,000; 2007-$2,111,000; 2008-$2,111,000; and 2009 until 2013-$7,727,000.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingent Liabilities — (Continued)

b. The Company is obligated to pay royalties to the Chief Scientist on all revenues derived from products and know-how (including transfer of production rights) resulting from such research and development programs partially funded by the Chief Scientist. These royalties range from 3% to 5% of such revenue, if any, if these products are produced in Israel, up to a ceiling equivalent to the amount funded, subject to adjustment as described below. If these products are produced outside Israel by a third party other than the Company, the royalties on such revenue, if any, are at a rate that is equal to the ratio of the amount of the funding provided by the Chief Scientist divided by the sum of the amounts of the Chief Scientist funding plus the Company’s total investment in the project, up to an increased ceiling of 120%, 150% or 300% of amount funded by the Chief Scientist, subject to adjustment as described below. The ceiling is dependent on the portion of production of this product that is intended to occur outside Israel. The Company’s total investment in the project is verified by an independent accountant appointed by the Chief Scientist. The ceilings and the amount of investment are adjusted for changes in the U.S. dollar/Israeli shekel exchange rate and, in the case of products produced in Israel, for interest. As of December 31, 2004, the Company is obligated to repay to the Chief Scientist and the Bird Foundation, out of revenue from future product sales, a minimum of $11,275,000 of research and development funding for products that are currently being sold and an additional $5,798,000 of research and development funding for projects that are not currently sold, if and when they are sold. During the years ended December 31, 2002, 2003 and 2004, the Company recorded approximately $258,000, $75,000, and $288,000, respectively, as royalties to the Chief Scientist.

The Company is also committed to pay royalties on future sales, if any, of certain of its products to licensees from which the Company licensed these products.

c. At December 31, 2004, the Company had employment agreements with five senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1,580,000 plus other normal customary fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are thereafter automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

d. The Company has received notification of claims filed that certain of its products may infringe certain third party patents in the normal course of operations. Management believes that these claims have no merit, and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position, results of operations or cash flows as a result of the outcome. However, were an unfavorable ruling to occur in any subsequent period, there exists the possibility of a material adverse impact on the Company’s financial position and operating results. The Company is in late-stage negotiations with respect to the settlement of one such claim for which it established in 2004 a reserve of $3,000,000 for the estimated future settlement.

e. On December 20, 2002, a purported shareholder class action was filed against the Company and three of its officers. The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties have entered into a stipulation which provides for the lead plaintiff to file an amended consolidated complaint. The Company has filed a motion to dismiss the action. The motion is in the briefing stage and the Company expects that a hearing will be held in the first half of 2005.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingent Liabilities — (Continued)

On October 27, 2003, the Company received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that Savient commence legal proceedings to recover its damages against directors who served on the Company’s board immediately prior to the June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of Savient’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of Savient’s assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not proceed.

The Company intends to vigorously defend against all allegations of wrongdoing. The Company has referred these claims to its directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to these actions.

f. The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

g. At December 31, 2004 Rosemont had commitments aggregating $212,000 related to the upgrade of its manufacturing facility.

h. At December 31, 2004, the Company had purchase commitments of $4,671,000 in 2005 for oxandrolone, the active ingredient in Oxandrin, and $8,025,000 for Delatestryl in 2005, 2006 and beyond.

Note 9 — Stockholders’ Equity

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

Note 10 — Stock Options

In the years ended December 31, 2002, 2003 and 2004, the Company issued 4,000 shares, 245,000 shares and 64,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $24,000, $999,000 and $195,000, respectively.

In 1992 the Company adopted the Bio-Technology General Corp. 1992 Stock Option Plan (the “1992 Stock Option Plan”). The 1992 Stock Option Plan permits the granting of options to purchase up to an aggregate of 12,000,000 shares of the Company’s common stock to key employees (including employees who

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options — (Continued)

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

In 2001 the Company adopted the 2001 Stock Option Plan (the “2001 Stock Option Plan”). The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non- qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance. Under this plan, 6,934,000 shares remain available for future grant at December 31, 2004.

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

In 2004, the Company adopted the 2004 Incentive Plan which amends, restates and consolidates the 2001 Stock Option Plan and the Stock Compensation Plan for Outside Directors into a single plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to options.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options — (Continued)

Transactions under the 1992 Stock Option Plan, the 2001 Stock Option Plan, the New Director Plan and the Directors Plan during 2002, 2003 and 2004 were as follows:

	Year ended December 31,
	2002		2003		2004
	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price

Options outstanding at beginning of year	7,917	$9.47	8,573	$8.54	8,363	$7.51
Granted	1,730	4.93	2,204	3.14	1,063	3.50
Exercised	(4)	5.94	(245)	4.09	(64)	4.36
Terminated	(1,070)	9.59	(2,169)	7.53	(2,805)	7.30

Options outstanding at end of year	8,573	8.54	8,363	7.51	6,557	7.02

Exercisable at end of year	4,941		5,364		4,743

Weighted average fair value of options granted		3.21		2.04		2.19

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2003 and 2004: (i) expected life of option of seven years; (ii) dividend yield of 0%; (iii) expected volatility of 62%, 64% and 63%, respectively; and (iv) risk-free interest rate of 3.50%.

Of the 6,557,000 options outstanding as of December 31, 2004:

•
3,777,000 have exercise prices between $2.48 and $7.41 with a weighted average exercise price of $4.36 and a weighted average remaining contractual life of 7.23 years. Of these 3,777,000 options, 2,014,000 are exercisable; their weighted average exercise price is $6.81.

•
1,075,000 options have exercise prices between $7.50 and $9.88 with a weighted average exercise price of $8.11 and a weighted average remaining contractual life of 3.68 years. Of these 1,075,000 options, 1,055,000 are exercisable; their weighted average exercise price is $8.27.

•
1,705,000 options have exercise prices between $10.25 and $20.44 with a weighted average exercise price of $12.23 and a weighted average remaining contractual life of 5.93 years. Of these 1,705,000 options, 1,674,000 are exercisable; their weighted average exercise price is $12.46.

Note 11 — Employee Benefits

(a) Employee Stock Purchase Plan

In April 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan 3,000,000 shares have been reserved for issuance. All full-time employees of the Company in the United States and Israel are eligible to participate in the 1998 ESPP. From time to time, the board of directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Rights granted under the 1998 ESPP will run for a maximum of 27 months. No employee may be granted a Right that permits such employee to purchase shares

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Employee Benefits — (Continued)

under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares. In 2002, 2003 and 2004 the Company issued 451,000 shares, 603,000 shares and 736,000 shares, respectively, of common stock under the 1998 ESPP.

(b) 401(k) Profit-Sharing Plan

Savient has a 401(k) profit-sharing plan. As of December 31, 2004, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $13,000 of their total compensation on a pretax basis, which is matched 50% by Savient. Savient’s contribution to the plan amounted to approximately $444,000, $458,000 and $359,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

(c) Pension Plan

Rosemont operates a defined contribution pension plan for the benefit of its employees. The assets of the plan are administered by trustees in a fund independent from those of the Company. Under the pension plan an employee contributes 3.5% of his or her pensionable annual salary (annual base salary minus the income tax exempt portion), of which Rosemont makes a matching contribution equal to 8% of the pensionable annual salary. If the working relationship terminates within two years from the date the employee joined the pension plan, he or she is then entitled to a refund of his or her contribution only. If the working relationship terminates after two years then the entire amount accumulated in the pension plan is considered a deferred benefit. The pension cost charge for 2003 was $255,000 and for 2004 was $304,000.

Note 12 — Other Income (Expense), Net

	Year ended December 31,
	2002	2003	2004

	(in thousands)
Recognition of unamortized contract fee balance previously deferred(1)	$—	$3,354	$—
Gain on forward contract	800	—	—
Investment income	2,654	737	727
Realized and unrealized gain on investments, net	—	71	538

Total other income	3,454	4,162	1,265
Less:
Realized and unrealized losses on investments, net	1,181	—	1,595
Interest and other finance expense	631	527	426

Total other expense	1,812	527	2,021

Total other income (expense), net	$1,642	$3,635	$(756)

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Concentrations

In the United States, the Company sells primarily Oxandrin and Delatestryl. Until September of 2002, the Company’s sales were primarily to a single distributor totaling $54,698,000, or 53%, of the Company’s total revenue. Thereafter, the Company engaged that same distributor to fulfill orders and invoice drug wholesaler customers on its behalf. In 2004, the Company replaced the sole distributor with Integrated Commercialization Services, Inc. In 2002, the Ross Products Division of Abbott Laboratories, Inc. (“Ross”) purchased Oxandrin product to support its sales in the long-term care market totaling $11,978,000, or 12%, of the Company’s total revenue. Savient’s sales to one drug wholesaler customer were $19,068,000, or 14%, of total revenue for 2003 and $27,759,000, or 24%, of total revenue for 2004. Sales to a second drug wholesaler customer were $18,993,000, or 14%, of total revenue for 2003 and $19,634,000, or 17%, of total revenue for 2004. Sales to a third drug wholesaler customer, the parent of Integrated Commercialization Services, Inc., were $20,511,000, or 16%, of total revenue for 2003 and $14,112,000, or 12%, of total revenue for 2004.

Outside the United States, one customer for human growth hormone located in Japan represented $12,331,000 or 12% of 2002 total revenue.

The Company’s primary U.S. distributor, Ross and its largest human growth hormone customers accounted for 33%, 17% and 10%, respectively, of total accounts receivable at December 31, 2002; two drug wholesaler customers and the Company’s largest human growth hormone customer accounted for 18%, 13% and 13%, respectively, of total accounts receivable at December 31, 2003; and four drug wholesaler customers and the Company’s largest human growth hormone customer accounted for 21%, 13%, 12%, 11% and 23%, respectively, of total accounts receivable at December 31, 2004.

Several companies have filed drug master files with the FDA relating to a generic oxandrolone product, and while the Company cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products will cause a significant decrease in the Company’s Oxandrin revenues, which will have a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability and may require the Company to scale back our business activities in certain areas.

The Company is dependent on third parties for the manufacture of Oxandrin and Delatestryl, the filling and vialing of its Bio-Tropin product and the sterilization of its BioLon product. The Company’s dependence upon third parties for the manufacture of these products may adversely impact its profit margins or result in unforeseen delays or other problems beyond its control. If for any reason the Company is unable to retain these third party manufacturers, or obtain alternate third party manufacturers, on commercially acceptable terms, the Company may not be able to distribute its products as planned. If the Company encounters delays or difficulties with contract manufacturers in producing, filling, vialing or sterilizing these products, the sale of these products would be adversely affected.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes

The components of current and deferred income tax expense (benefit) are as follows:

	Year ended December 31,
	2002	2003	2004

	(in thousands)
Current
State	$984	$—	$117
Federal	3,040	—	(2,564)
Foreign	1,876	3,439	1,693

	5,900	3,439	(754)

Deferred:
State	(100)	260	1,319
Federal	(1,140)	2,947	14,953
Foreign	403	(485)	(965)

	(837)	2,722	15,307

Total income tax expense	$5,063	$6,161	$14,553

In 2004 the Company recorded a full valuation allowance of $16,280,000 against the beginning of the year domestic and Israeli net deferred tax assets because the Company determined that it is now more likely than not that these assets will not be realized in the future. In addition, the Company has not recorded any tax benefit with respect to domestic and Israeli current year losses.

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2002	2003	2004

	(in thousands)

Domestic	$7,593	$8,287	$(25,361)
Foreign	7,187	11,796	4,642

	$14,780	$20,083	$(20,719)

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year ended December 31,
	2002	2003	2004

	(in thousands)

Income tax at U.S. statutory rate	$5,172	$7,029	$(7,251)
State and local income taxes (net of federal benefit)	564	170	(933)
Non-deductible expenses	263	533	400
R&E credit	(812)	(493)	(530)
Foreign income subject to a reduced rate of tax	(510)	(1,528)	(2,478)
Foreign taxes in respect of previous years	519	324	—
Valuation allowance against beginning of the year net deferred tax assets	—	—	16,280
Current year operations without tax benefit	—	—	8,884
Other	(133)	126	181

Income tax expense	$5,063	$6,161	$14,553

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes — (Continued)

The components of deferred income tax assets (liabilities) are as follows:

	December 31,
	2003	2004

	(in thousands)

Net operating loss carryover	$4,578	$5,032
Capital loss carryover	2,763	3,053
Valuation of securities	1,718	1,949
Reserve for returns and discounts	—	3,553
Inventories	—	1,078
Research and experimental credit	3,688	4,148
Deferred revenues	3,197	4,169
Accrued amounts	2,354	3,148
Other	669	637

Deferred income tax assets	18,967	26,767
Valuation allowance	—	(24,388)

Net deferred income tax assets	18,967	2,379
Depreciation and amortization	(25,274)	(24,028)

Deferred income tax liabilities, net	$(6,307)	$(21,649)

At December 31, 2004, Savient had a capital loss carryover of approximately $8,300,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2009; a net operating loss carryover of approximately $12,500,000 available to offset future taxable income in limited amounts per year, which expires at various times with respect to various amounts through 2021; and a research and experimental credit carryover of approximately $4,100,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2024.

Rosemont remitted a taxable dividend of approximately $3,100,000 to the Company in the fourth quarter of 2004. At the time it files its 2004 federal income tax return, the Company may make a one-time election pursuant to Internal Revenue Code Section 965. As a result, the Company may receive a deduction equal to 85% of the taxable dividend, as the dividend will be reinvested in the United States pursuant to Internal Revenue Code Section 965.

Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be permanently reinvested. It is not practicable to determine the amount of additional tax that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $20,200,000 at December 31, 2004.

The U.S. Internal Revenue Service is conducting audits of the Company’s tax returns for the years ended December 31, 2002 and 2003. The Company is also subject to an ongoing tax audit in the State of New Jersey. In addition, BTG Israel has received final tax assessments for the years up to and including 2002. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on its financial position.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — International Operations

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company’s operations in the United States, Israel and the United Kingdom is presented below:

	U.S.	Israel		U.K.	Eliminations	Consolidated

	(in thousands of U.S. dollars)
Year ended December 31, 2002:
Revenues§	$86,460	$10,160		6,346		$102,966
Intercompany transactions	308	4,354			$(4,662)	—
Reimbursement of subsidiary’s expenses		14,808			(14,808)	—
Depreciation and amortization	1,119	1,419		163		2,701
Other income (expense), net	2,189	(590)		43		1,642
Income tax expense	2,784	2,026		253		5,063
Net income	5,853	2,832		1,140	(108)	9,717
Identifiable assets+	90,021	72,971		134,460	(11,921)	285,431
Foreign liabilities+		32,338	‡	5,000		37,338
Investment in subsidiaries (cost basis)	119,842				(119,842)	—

Year ended December 31, 2003:
Revenues§	94,095	11,284		27,146		132,525
Intercompany transactions	293	6,145			(6,438)	—
Reimbursement of subsidiary’s expenses		11,820			(11,820)	—
Depreciation and amortization	1,876	2,063		684		4,623
Other income (expense), net	105	3,331		199		3,635
Income tax expense	3,212	1,111		1,838		6,161
Net income (loss)	8,363	4,373		6,767	(5,581)	13,922
Identifiable assets+	111,852	75,833		137,820	(34,965)	290,540
Foreign liabilities+		21,427	‡	7,504		28,931
Investment in subsidiaries (cost basis)	119,842				(119,842)	—

Year ended December 31, 2004
Revenues§	70,257	8,995		34,023	—	113,275
Intercompany transactions	1,013	10,660			(11,673)	—
Reimbursement of subsidiary’s expenses		12,168			(12,168)	—
Depreciation and amortization	1,465	4,511		719		6,695
Other income, net	(735)	(224)		203		(756)
Income tax expense	13,900	540		113		14,553
Net income (loss)	(16,126)	(2,003)		6,957	(24,100)	(35,272)
Identifiable assets+	94,647	70,003		128,273	(41,754)	251,169
Foreign liabilities+		15,353	‡	8,001		23,354
Investment in subsidiaries (cost basis)	119,842				(119,842)	—

§
Includes sales to countries outside the United States of $32,725,000, $54,617,000 and $35,921,000 in 2002, 2003 and 2004, respectively, of which $12,331,000, $9,330,000 and $3,614,000 respectively, are sales to Japan and $6,829,000, $25,646,000 and $32,709,000 are sales to the United Kingdom in 2002, 2003, and 2004, respectively.

+	At year end.
‡	Excludes liability to parent.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2003 and 2004. The Company has restated its previously issued financial statements for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatement results from a correction in the method by which the Company recognizes revenue for certain of its product sales.

	March 31,
	2003	2004

	(in thousands except per share data)
Revenues:
Product sales	$26,950	$32,201
Contract fees	366	230
Royalties	523	932
Other	137	40

	27,976	33,403

Expenses:
Research and development	6,448	8,664
Marketing and sales	6,571	6,666
General and administrative	5,051	5,372
Cost of products sales	4,486	8,651
Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	411	1,403

	23,980	31,769

Operating income	3,996	1,634
Other income, net	382	73

Income before income taxes	4,378	1,707
Income tax expense	1,396	529

Net income	$2,982	$1,178

Earnings per common share:
Basic	$0.05	$0.02

Diluted	$0.05	$0.02

Weighted average number of common and common equivalent shares:
Basic	58,840	59,734

Diluted	58,895	60,331

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited) — (Continued)

	June 30,
	2003	2004

	(in thousands except per share data)
Revenues:
Product sales	$28,048	$14,342
Contract fees	377	220
Royalties	1,047	2,872
Other	1,464	254

	30,936	17,688

Expenses:
Research and development	7,408	6,882
Marketing and sales	5,407	5,868
General and administrative	6,445	7,395
Retirement	—	2,110
Cost of products sales	5,194	7,576
Amortization of intangibles associated with acquisition	1,012	1,012
Commissions and royalties	1,821	1,507

	27,287	32,350

Operating income	3,649	(14,662)
Other income (expenses), net	39	(769)

Income before income taxes	3,688	(15,431)
Income tax expense	1,176	16,457

Net income	$2,512	$(31,888)

Earnings per common share:
Basic	$0.04	$(0.53)

Diluted	$0.04	$(0.53)

Weighted average number of common and common equivalent shares:
Basic	59,044	59,962

Diluted	59,485	59,962

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited) — (Continued)

	September 30,
	2003	2004

	(in thousands except per share data)
Revenues:
Product sales	$32,112	$23,593
Contract fees	327	222
Royalties	855	1,044
Other	487	697

	33,781	25,556

Expenses:
Research and development	11,528	6,265
Marketing and sales	5,412	5,175
General and administrative	6,343	5,999
Cost of products sales	4,876	9,556
Restructuring	—	313

Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	1,704	1,620

	30,876	29,941

Operating income	2,905	(4,385)
Other income, net	3,517	326

Income before income taxes	6,422	(4,059)
Income tax expense	2,064	1,150

Net income	$4,358	$(5,209)

Earnings per common share:
Basic	$0.07	$(0.09)

Diluted	$0.07	$(0.09)

Weighted average number of common and common equivalent shares:
Basic	59,339	60,182

Diluted	60,164	60,182

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited) — (Continued)

	December 31,
	2003	2004

	(in thousands except per share data)
Revenues:
Product sales	$37,736	$35,873
Contract fees	270	251
Royalties	802	504
Other	1,024	—

	39,832	36,628

Expenses:
Research and development	6,413	5,989
Marketing and sales	5,913	5,889
General and administrative	8,905	11,531
Retirement	—	(25)
Cost of products sales	10,189	11,335
Amortization of intangibles associated with acquisition	1,012	1,012
Restructuring	—	1,636
Commissions and royalties	1,503	1,798

	33,935	39,165

Operating income	5,987	(2,537)
Other income (expense), net	(303)	(399)

Income before income taxes	5,594	(2,936)
Income tax expense (benefit)	1,525	(3,583)

Net income	$4,069	$647

Earnings per common share:
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

Weighted average number of common and common equivalent shares:
Basic	59,541	60,381

Diluted	60,519	60,390

Note 17 — Restructuring Charges

In October 2004, the Company incurred a $1,962,000 pre-tax restructuring charge associated with a 9% reduction of the Company’s workforce. The charge included approximately $1,300,000 for severance payments, of which $543,000 were paid by December 31, 2004, and approximately $600,000 for lease, inventory and fixed asset charges, of which $447,000 were paid by December 31, 2004. These restructuring charges are part of the implementation of the new strategic direction of the Company announced in July 2004. The remaining $972,000 of the restructuring charges are anticipated to be paid in 2005.

Note 18 — Subsequent Events

Agreement for the Sale of the Global Biologics Manufacturing Business

On March 21, 2005, the Company announced the signing of a definitive agreement to sell its global biologics manufacturing business for $80 million cash to certain subsidiaries of Ferring Holding SA, a privately owned specialty pharmaceutical company headquartered in Lausanne, Switzerland (“Ferring”). The

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subsequent Events — (Continued)

Company will receive the proceeds in three installments: $55 million at closing, $15 million at the first anniversary of closing and $10 million at the second anniversary of closing. The Company estimates the proceeds from this transaction over the next two years to be about $70 million after transaction-related expenses, taxes and the extinguishment of bank debt, assuming the transaction closes in the next six months. The closing of the transaction is subject to a number of conditions, including governmental and regulatory approvals.

The global biologics manufacturing business is comprised of the Company’s wholly owned subsidiary, BTG-Israel and certain assets and intellectual property of the parent company, Savient. The estimated results of operations of the global biologics manufacturing business for the year ended December 31, 2004, as it was included in the consolidated financial statements of the Company, is summarized below ($ in thousands):

Revenues:
Product sales, net	$23,204
Royalties	1,389

Total revenues	$24,593

Expenses:
Research and development	5,546
Marketing and sales	827
General and administrative	5,794
Cost of sales	17,313
Restructuring	762
Commissions and royalties	445

Total expenses	30,674

Operating income/(loss)	$(6,081)
Other expense, net	225

Loss before income taxes	$(6,306)

A summary statement of net assets of the global biologics manufacturing business at December 31, 2004, as they were included in the consolidated financial statements of the Company, follows ($ in thousands):

Accounts receivable, net	$9,540
Inventories, net	5,781
Other current assets	805

Total current assets	16,126
Property and equipment, net	60,033
Severance pay funded	2,945
Other assets	164

Total assets	79,268

Accounts payable	1,366
Other current liabilities	4,752

Total current liabilities	6,118
Severance Pay	6,624

Total liabilities	$12,742

Net assets	$66,526

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subsequent Events — (Continued)

Effective the first quarter of 2005, the global biologics manufacturing business will be accounted for as a discontinued business. Upon closing of the transaction, the Company will retire all long-term debt outstanding. At December 31, 2004, the amount of that debt was $5,555,000. In addition, upon closing of the transaction, the Company will fund the currently unfunded portion of the employee severance liability of BTG-IL. At December 31, 2004, the amounts of unfunded severance obligations were $3,679,000. Also upon closing of the transaction, the Company will realize as income any amounts of previously deferred revenues with respect to certain long-term contracts of the business. At December 31, 2004, the amount of such deferred revenues was $11,267,000.

Agreement to Co-promote Nuflexxa

On March 23, 2005, the Company also announced the signing of a definitive agreement with Ferring Pharmaceuticals, Inc. (“Ferring USA”) to co-promote Nuflexxa in the United States. Under the terms of the agreement, which is contingent upon completion of the sale of the Company’s global biologics manufacturing business to two subsidiaries of Ferring, the Company will promote Nuflexxa to rheumatologists in the United States. Ferring USA will focus its promotional efforts for Nuflexxa on the orthopedic surgeon community in the United States and will market globally to both rheumatologists and orthopedic surgeons.

The Company plans to establish a sales force targeting the rheumatology community for this co-promotion effort. In addition, the Company will contribute financial support to the medical education, training and related advertising and marketing programs to support Nuflexxa through December 31, 2008. In consideration of this investment, the Company will receive 50% of the global revenue for Nuflexxa above agreed upon revenue thresholds. Under the agreement, the Company is required to invest $20 million in its sales force and other marketing contributions over the first two calendar years, subject to adjustment if the closing of the sale of the Company’s global biologics manufacturing business does not occur on or before July 31, 2005. Beyond the first two calendar years, The Company’s continued contribution to and participation in the co-promotion arrangement is contingent upon the achievement of agreed upon revenue thresholds.

Failure of Phase II Clinical Trial for Prosaptide

On March 11, 2005, the Company halted a Phase II clinical trial for Prosaptide in patients with HIV-associated peripheral neuropathy after a data and safety monitoring board advised the Company that there was little chance the trial would reach its primary endpoint. Under the terms of the Myelos acquisition agreement, through which the Company acquired Prosaptide (Note 2 — Acquisitions and Investments, part (b)), the Company is required to make a payment of $30 million to the former stockholders of Myelos if the Company is in a position to file a NDA for FDA approval of Prosaptide for the treatment of peripheral neuropathic pain or neuropathy. The agreement also requires the Company to pay 15% of worldwide net sales of Prosaptide in the third year of commercialization to the formers stockholders of Myelos, at least 50% of which must be paid in shares of common stock. At the time of the acquisition of Myelos, the Company recorded negative goodwill of $18,989,000 on its balance sheet primarily because the amount written off as in-process research and development acquired exceeded the purchase price. Prior to January 1, 2002, the amount of negative goodwill was being amortized over five years. The amortization of the negative goodwill ceased effective January 1, 2002, in accordance with SFAS No. 142. The unamortized balance in negative goodwill as of December 31, 2004 was $16,028,000. This balance will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

Schedule II — Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for inventory obsolescence
2003	$—	$616	$—	$—	$616
2004	616	1,790	—	(355)	2,051

Allowance for sales return
2004	—	13,114	—	(3,695)	9,419

Allowance for rebates
2003	—	9,708	—	(5,608)	4,100
2004	4,100	6,670	—	(6,724)	4,046

Valuation allowance — Deferred income taxes short term 2004	—	(754)	9,371	—	8,617

Valuation allowance — Deferred income taxes long term
2004	—	15,307	464	—	15,771

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years. On May 8, 2002, we dismissed Arthur Andersen LLP and engaged KPMG LLP to serve as our independent public accountants for 2002. Our decision to change our independent public accountants was approved by our board of directors upon recommendation by our Audit Committee. For more information with respect to this matter, see our current report on Form 8-K filed on May 15, 2002 and amended on May 22, 2002. On October 4, 2002, KPMG LLP notified us that it had resigned as our independent public accountants. For more information with respect to this matter, see our current report on Form 8-K filed on October 11, 2002. On October 16, 2002, our Board, upon recommendation of our Audit Committee, engaged Grant Thornton LLP to serve as our independent public accountants for the fiscal year ended December 31, 2002. For more information with respect to this matter, see our current report on Form 8-K filed on October 17, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, for the year ended December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company’s accounting for income taxes and the application of complex revenue recognition standards.

As a result of this review, deficiencies were identified that constituted material weaknesses in our internal controls. These deficiencies are described below under “Management’s Report on Internal Control Over Financial Reporting.”

After consideration of the matters discussed above, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

To remediate these and other deficiencies in our internal controls, we have instituted the following additional procedures and controls:

•	hiring of a Director of Taxation, effective March 7, 2005, to upgrade our tax expertise and improve the accuracy of future tax calculations;

•	hiring of a Chief Accounting Officer, effective March 7, 2005, to upgrade our US generally accepted accounting principles and SEC skill sets;

•	improving communications and conducting periodic reviews of material contracts by the accounting staff for completeness, accuracy and proper accounting treatment;

•	performing additional reviews of customer billing terms and determining actual delivery dates for shipments by the accounting staff; and

•
making changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Back to Contents

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and is effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. During the course of this assessment, management identified material weaknesses or was made aware of material weaknesses by our independent auditor relating primarily to:

•
insufficient personnel resources within the accounting and tax function with sufficient skills and knowledge of GAAP and tax, which resulted in (a) missing financial statement disclosures, (b) deficiencies in the analysis of estimates relating to inventory obsolescence and rebates, (c) non GAAP calculation of impairment and (d) errors in the income tax provision;

•
an error in the Company’s application of complex revenue recognition standards related to an agreement with multiple deliverables under EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, which resulted in a premature recognition of revenue in the current period; and

•
deficiencies in the income tax analysis consisting of (a) the omission of tax benefit between two UK subsidiaries and (b) the omission of the effects of events in the fourth quarter on the analysis of income tax liabilities and deferred taxes, including the effects of net operating losses.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As a result of the material weaknesses in the Company’s internal control over financial reporting described above, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework.

The Company’s independent auditors, Grant Thornton LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins on page 54.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated herein by reference to the discussion under Item 1 of our Proxy Statement for our 2005 Annual Meeting of Stockholders. Information about our Executive Officers is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K. Information about our Audit Committee, including the members of the Committee, and our Audit Committee Financial Expert, is incorporated herein by reference to the discussion under the heading Audit Committee in our 2005 Proxy Statement.

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2005 Proxy Statement.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other Savient employees performing similar functions. This code of ethics has been posted to on our website, which can be found at http://www.savientpharma.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

Information about our executive compensation is incorporated herein by reference to the discussion in our 2005 Proxy Statement under the heading Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the discussion in our 2005 Proxy Statement under the headings Beneficial Ownership of Common Stock and Equity Compensation Plan Information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the discussion in our 2005 Proxy Statement under the headings Executive Compensation — Compensation Committee Interlocks and Insider Participation and Certain Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the discussion in our 2005 Proxy Statement under the heading Audit Matters.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 and 10.32 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)
2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(20)
2.3	Share Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring B.V.*(26)
2.4	Asset Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring International Centre SA.*(26)
3.1	Certificate of Incorporation of the Registrant, as amended. *(2)
3.2	By-laws of the Registrant, as amended.*(3)
4.1	Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(3)
4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)
10.1	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”).*(4)
10.2	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(4)
10.3	Letter from the Company to Yeda relating to bGH and hSOD.*(5)
10.4	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(6)
10.5	Agreement, dated July 9, 1984, between the Company and Yeda.*(6)
10.6	Agreement, dated as of January 1, 1984, between the Company and Yissum.*(7)
10.7	Form of Indemnity Agreement between the Company and its directors and officers.*(8)
10.8	Agreement, dated November 18, 1988, between the Company and Yeda.*(9)
10.9	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company.*(10)
10.10	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V.*(11)

Back to Contents

Exhibit No.	Description

10.11	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)
10.12	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)
10.13	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(13)
10.14	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(13)
10.15	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)
10.16	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)
10.17	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)
10.18	Bio-Technology General Corp. 2001 Stock Option Plan.*(16)
10.19	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner.*(17)
10.20	Amendment to Employment Agreement dated as of September 1, 2003 between the Company and Dov Kanner.*(22)
10.21	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(18)
10.22	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.*(21)
10.23	Intention letter for granting credit, dated March 22, 2000, between Bank Hapoalim B.M. and Bio-Technology General (Israel) Ltd.*(19)
10.24	Unlimited Guaranty of Bio-Technology General Corp. in favor of Bank Hapoalim B.M.*(19)
10.25	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended.*(17)
10.26	Employment Letter, dated as of December 24, 2003, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.
10.27	Severance Agreement, dated as of May 21, 2004, between Savient Pharmaceuticals, Inc. and Simm Fass.*(23)
10.28	Employment Agreement, dated as of May 28, 2004, between Savient Pharmaceuticals, Inc. and Philip K. Yachmetz.*(24)
10.29	Letter Agreement, dated as of June 6, 2004, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.*(24)
10.30	Employment Agreement, dated as of August 23, 2004, between Savient Pharmaceuticals, Inc. and Lawrence A. Gyenes.*(25)
10.31	Copromotion Agreement, dated March 23, 2005, between the Registrant and Ferring Pharmaceuticals Inc.*(26)
21	Subsidiaries of Bio-Technology General Corp.*(20)
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

+	Confidential treatment has been granted for portions of such document.
*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

Back to Contents

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(3)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(4)	Registration Statement on Form S-1 (File No. 2-84690).

(5)	Company’s Annual Report on Form 10-K for the year ended December 31, 1983.

(6)	Registration Statement on Form S-1 (File No. 33-2597).

(7)	Registration Statement on Form S-2 (File No. 33-12238).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1988.

(10)	Registration Statement on Form S-3 (File No. 33-39018).

(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).

(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(23)	Company’s Current Report on Form 8-K, dated May 25, 2004.

(24)	Company’s Current Report on Form 8-K, dated August 9, 2004.

(25)	Company’s Current Report on Form 8-K, dated August 27, 2004.

(26)	Company’s Current Report on Form 8-K, dated March 23, 2005.

(c) Financial Statement Schedule

(d) Schedule II — Valuation and Qualifying Accounts

See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
                 (Registrant)
By:   /s/ Christopher G. Clement
         President and Chief Executive Officer

March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Clement (Christopher G. Clement)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ Herbert Conrad (Herbert Conrad)	Director	March 30, 2005

/s/ Sim Fass (Sim Fass)	Director	March 30, 2005

/s/ Jeremy Hayward-Surry (Jeremy Hayward-Surry)	Director	March 30, 2005

/s/ Stephen Jaeger (Stephen Jaeger)	Director	March 30, 2005

/s/ Carl Kaplan (Carl Kaplan)	Director	March 30, 2005

/s/ David Tendler (David Tendler)	Director	March 30, 2005

/s/ Virgil Thompson (Virgil Thompson)	Director	March 30, 2005

/s/ Faye Wattleton (Faye Wattleton)	Director	March 30, 2005

/s/ Herbert Weissbach (Herbert Weissbach)	Director	March 30, 2005

/s/ Lawrence A. Gyenes (Lawrence A. Gyenes)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2005