Form 10-K/A
period 2004-12-31
SAVIENT PHARMACEUTICALS INC
filed 2005-03-31
CIK 722104

Click to Contents

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

Back to Contents

EXPLANATORY NOTE

Savient Pharmaceuticals, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 for the purpose of correcting the date of Exhibit 23.2, the Consent of Independent Certified Public Accountants, to March 28, 2005. Accordingly, a corrected Exhibit 23.2 is attached hereto.

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

Exhibit No.	Description

2.1†	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)
2.2†	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(20)
2.3†	Share Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring B.V.*(26)
2.4†	Asset Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring International Centre SA.*(26)
3.1†	Certificate of Incorporation of the Registrant, as amended. *(2)
3.2†	By-laws of the Registrant, as amended.*(3)
4.1†	Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(3)
4.2†	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)
10.1†	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”).*(4)
10.2†	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(4)
10.3†	Letter from the Company to Yeda relating to bGH and hSOD.*(5)
10.4†	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(6)
10.5†	Agreement, dated July 9, 1984, between the Company and Yeda.*(6)
10.6†	Agreement, dated as of January 1, 1984, between the Company and Yissum.*(7)
10.7†	Form of Indemnity Agreement between the Company and its directors and officers.*(8)
10.8†	Agreement, dated November 18, 1988, between the Company and Yeda.*(9)
10.9†	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company.*(10)
10.10†	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V.*(11)

Back to Contents

Exhibit No.	Description

10.11†	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)
10.12†	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)
10.13†	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(13)
10.14†	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(13)
10.15†	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)
10.16†	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)
10.17†	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)
10.18†	Bio-Technology General Corp. 2001 Stock Option Plan.*(16)
10.19†	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner.*(17)
10.20†	Amendment to Employment Agreement dated as of September 1, 2003 between the Company and Dov Kanner.*(22)
10.21†	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(18)
10.22†	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.*(21)
10.23†	Intention letter for granting credit, dated March 22, 2000, between Bank Hapoalim B.M. and Bio-Technology General (Israel) Ltd.*(19)
10.24†	Unlimited Guaranty of Bio-Technology General Corp. in favor of Bank Hapoalim B.M.*(19)
10.25†	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended.*(17)
10.26†	Employment Letter, dated as of December 24, 2003, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.
10.27†	Severance Agreement, dated as of May 21, 2004, between Savient Pharmaceuticals, Inc. and Simm Fass.*(23)
10.28†	Employment Agreement, dated as of May 28, 2004, between Savient Pharmaceuticals, Inc. and Philip K. Yachmetz.*(24)
10.29†	Letter Agreement, dated as of June 6, 2004, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.*(24)
10.30†	Employment Agreement, dated as of August 23, 2004, between Savient Pharmaceuticals, Inc. and Lawrence A. Gyenes.*(25)
10.31†	Copromotion Agreement, dated March 23, 2005, between the Registrant and Ferring Pharmaceuticals Inc.*(26)
21†	Subsidiaries of Bio-Technology General Corp.*(20)
23.2	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

†	Previously filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
+	Confidential treatment has been granted for portions of such document.
*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

Back to Contents

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(3)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(4)	Registration Statement on Form S-1 (File No. 2-84690).

(5)	Company’s Annual Report on Form 10-K for the year ended December 31, 1983.

(6)	Registration Statement on Form S-1 (File No. 33-2597).

(7)	Registration Statement on Form S-2 (File No. 33-12238).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1988.

(10)	Registration Statement on Form S-3 (File No. 33-39018).

(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).

(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(23)	Company’s Current Report on Form 8-K, dated May 25, 2004.

(24)	Company’s Current Report on Form 8-K, dated August 9, 2004.

(25)	Company’s Current Report on Form 8-K, dated August 27, 2004.

(26)	Company’s Current Report on Form 8-K, dated March 23, 2005.

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

March 31, 2005