Form 10-Q
period 2005-03-31
SAVIENT PHARMACEUTICALS INC
filed 2005-05-10
CIK 722104

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                       OR

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

   The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 6, 2005 was 60,777,197.

===============================================================================

                         SAVIENT PHARMACEUTICALS, INC.


                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005


                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements ..................................................            1
          Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 ................            1
          Consolidated Statements of Operations for the three months ended March 31, 2005
            and 2004..........................................................................            2
          Consolidated Statement of Changes in Stockholders' Equity for the three months
            ended March 31, 2005                                                                          3
          Consolidated Statements of Cash Flows for the three months ended March 31, 2005
            and 2004..........................................................................            4
          Notes to Consolidated Financial Statements .........................................            5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................           14
          Risk Factors That May Affect Results ...............................................           23
Item 3.   Quantitative and Qualitative Disclosures about Market Risk .........................           38
Item 4.   Controls and Procedures ............................................................           38

PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings ..................................................................           40
Item 6.   Exhibits ...........................................................................           40
          Signatures .........................................................................           41
          Exhibit Index ......................................................................           42

                        PART I -- FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              MARCH 31, 2005   DECEMBER 31, 2004
                                              --------------   -----------------
                                               (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents ...............       $ 24,793           $ 22,447
 Short-term investments ..................          1,875              2,835
 Accounts receivable, net ................          1,185              6,118
 Inventories, net ........................         12,870             15,317
 Prepaid expenses and other current
  assets..................................          2,492              3,444
 Assets held for sale ....................         75,616             79,268
                                                 --------           --------
   Total current assets...................        118,831            129,429
 Property and equipment, net .............          6,851              6,985
 Goodwill ................................         40,121             40,121
 Other intangibles, net ..................         70,675             71,688
 Other assets (including restricted cash
   of $1,280 at March 31, 2005 and
   December 31, 2004).....................          1,365              2,946
                                                 --------           --------
   Total assets...........................       $237,843           $251,169
                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable (including income tax
   payable of $518 at March 31, 2005 and
   $1,599 at December 31, 2004)...........       $  9,749           $  9,972
 Current portion of long-term debt .......          4,144              5,903
 Current portion of deferred revenues ....          1,068              1,089
 Other current liabilities ...............         12,732             18,938
 Liabilities held for sale ...............         11,954             12,742
                                                 --------           --------
   Total current liabilities..............         39,647             48,644
Deferred revenues ........................          9,917             10,180
Other long-term liabilities ..............             37                 --
Negative goodwill ........................         16,028             16,028
Deferred income taxes ....................         21,331             21,649
                                                 --------           --------
   Total liabilities......................       $ 86,960           $ 96,501
                                                 --------           --------
Commitments and contingent liabilities
  (Note 7)
Stockholders' Equity:
 Preferred stock - $.01 par value; 4,000
  shares authorized; no shares issued.....             --                 --
 Common stock - $.01 par value; 150,000
  shares authorized; issued: 60,609 at
  March 31, 2005 and 60,457 at
  December 31, 2004.......................            606                606
 Additional paid-in capital ..............        219,030            218,699
 Accumulated deficit .....................        (71,068)           (67,203)
 Accumulated other comprehensive income ..          2,315              2,566
                                                 --------           --------
   Total stockholders' equity.............        150,883            154,668
                                                 --------           --------
    Total liabilities and stockholders'
     equity...............................       $237,843           $251,169
                                                 ========           ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                2005       2004
                                                               -------   -------
Revenues:
 Product sales, net .......................................    $22,615   $32,201
 Contract fees ............................................        291       230
 Royalties ................................................         --       932
 Other revenues ...........................................         75        40
                                                               -------   -------
   Total revenues..........................................     22,981    33,403
                                                               -------   -------
Expenses:
 Cost of product sales ....................................      8,721     8,651
 Research and development .................................      6,282     8,664
 Marketing and sales ......................................      5,154     6,666
 General and administrative ...............................      6,177     5,372
 Amortization of intangibles associated with acquisition ..      1,013     1,013
 Commissions and royalties ................................      1,224     1,403
                                                               -------   -------
   Total expenses..........................................     28,571    31,769
                                                               -------   -------
Operating (loss) income ...................................     (5,590)    1,634
Other income, net .........................................      2,057        73
                                                               -------   -------
(Loss) income before income tax ...........................     (3,533)    1,707
Income taxes ..............................................        332       529
                                                               -------   -------
Net (loss) income .........................................    $(3,865)  $ 1,178
                                                               =======   =======
Basic (loss) earnings per share:
                                                               -------   -------
 Basic (loss) earnings per share ..........................    $ (0.06)  $  0.02
                                                               =======   =======
Diluted (loss) earnings per share:
                                                               -------   -------
 Diluted (loss) earnings per share ........................    $ (0.06)  $  0.02
                                                               =======   =======
Weighted average number of common and common equivalent
  shares:
 Basic ....................................................     60,545    59,734
                                                               =======   =======
 Diluted ..................................................     60,545    60,331
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

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                       COMMON STOCK                                    ACCUMULATED
                                                   -------------------   ADDITIONAL                       OTHER
                                                                           PAID-IN     ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                                   SHARES    PAR VALUE     CAPITAL       DEFICIT      (LOSS) INCOME       EQUITY
                                                   ------    ---------   ----------    -----------    -------------   -------------
BALANCE, DECEMBER 31, 2004 .....................   60,457      $606       $218,699       $(67,203)       $2,566          $154,668
Comprehensive loss:
 Net loss for three months
   ended March 31, 2005.........................                                           (3,865)                         (3,865)
 Unrealized loss on
   Marketable securities, net...................                                                            (33)              (33)
 Currency translation Adjustment ...............                                                           (218)             (218)
                                                                                                                         --------
Total comprehensive loss .......................                                                                           (4,116)
Issuance of common stock .......................      138                      304                                            304
Exercise of stock options ......................       14                       27                                             27
                                                   ------      ----       --------       --------        ------          --------
BALANCE, MARCH 31, 2005 ........................   60,609      $606       $219,030       $(71,068)       $2,315          $150,883
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

                 SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               -----------------
                                                                2005       2004
                                                               -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ........................................    $(3,865)  $ 1,178
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
 Depreciation and amortization ............................        604       585
 Amortization of intangible assets associated with
   acquisition.............................................      1,013     1,013
 Deferred revenues ........................................       (284)      287
 Deferred income taxes ....................................       (318)     (306)
 Unrealized (gain) loss on investments ....................        224        --
 Loss on sales of short-term investments ..................         27        --
 Proceeds from sales of short-term investments ............        676        --
 Provision for inventory reserve ..........................      1,714      (270)
 Common stock issued as payment for services ..............         38        20
 Restricted stock grant issuance ..........................         37        --
 Provision for sales returns ..............................      2,388     1,005
 Changes in: Accounts receivables .........................      2,545    (1,648)
         Inventories.......................................        733      (442)
         Prepaid expenses and other current assets.........        952       115
         Assets held for sale..............................      3,652     5,327
         Accounts payable..................................       (223)    1,370
         Liabilities held for sale.........................       (788)   (1,039)
         Other changes in other current liabilities........     (6,206)   (1,866)
                                                               -------   -------
 Net cash provided by operating activities ................      2,919     5,329
                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Short-term investments ...................................         --      (519)
 Capital expenditures .....................................       (578)   (1,098)
 Changes in other long-term assets ........................        (44)     (497)
 Proceeds from sale of investment in Omrix ................      1,625        --
 Proceeds from sales of short-term investments ............         --       471
                                                               -------   -------
 Net cash provided by (used in) investing activities ......      1,003    (1,643)
                                                               -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt ..............................     (1,759)   (1,668)
 Proceeds from issuance of common stock ...................        293       424
                                                               -------   -------
 Net cash used in financing activities ....................     (1,466)   (1,244)
                                                               -------   -------

 Effect of exchange rate changes ..........................       (110)      438
                                                               -------   -------
 Net increase in cash and cash equivalents ................      2,346     2,880
 Cash and cash equivalents at beginning of period .........     22,447    17,218
                                                               -------   -------
 Cash and cash equivalents at end of period ...............    $24,793   $20,098
                                                               =======   =======
SUPPLEMENTARY INFORMATION
 Other information:
   Income tax paid.........................................    $   115   $ 1,063
   Interest paid...........................................    $    59   $    77

  The accompanying notes are an integral part of these consolidated financial statements.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -- BASIS OF PRESENTATION

   On March 23, 2005, the Company announced the signing of a definitive agreement to sell its global biologics manufacturing business to certain subsidiaries of Ferring Holding SA, a privately owned specialty pharmaceutical company headquartered in Lausanne, Switzerland ("Ferring"). Effective in the first quarter of 2005, the assets and liabilities of the global biologics manufacturing business have been segregated on the balance sheet as "assets held for sale". See Note 7 "Commitments and Contingencies", Note 8 "Assets and Liabilities Held for Sale" and Note 9 "Segment Information".

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements, other than the changes in recognition of royalty revenue and the method for recording obsolescence. Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

   The consolidated balance sheet as of December 31, 2004 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

   In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported that, as a result of the execution of a definitive agreement to sell the Company's global biologics manufacturing business, the Company would reclassify that business as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. Upon further analysis, the Company has concluded that the global biologics manufacturing business should be reclassified only as "assets held for sale" in accordance with Emerging Issues Task Force ("EITF") Issue No. 03-13 "Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations". This reclassification is reflected in this Quarterly Report on Form 10-Q.

   Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes the assets and liabilities held for sale.

2 -- INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. For the three months ended March 31, 2005, the Company provided for additional obsolescence in the amount of $1,714,000. This increased the reserve to $3,765,000 as of March 31, 2005. In addition, loss contract reserves of $885,000 are included in other current liabilities for outstanding purchase orders and the resolution of other commitments that will be in excess of expected demand.

   The Company's inventories include Oxandrin inventories that the Company believes would potentially be in excess of expected product demand if the U.S. Food and Drug Administration, or FDA, approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 -- INVENTORIES -- (CONTINUED)

which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the second quarter of 2005, the Company estimates that such potential excess may be up to $6.7 million.

   Inventories at March 31, 2005 and December 31, 2004 are summarized below:

                                              MARCH 31, 2005   DECEMBER 31, 2004
                                              --------------   -----------------
                                                (UNAUDITED)
                                                        (IN THOUSANDS)
Raw material .............................       $ 3,589            $ 3,996
Work in process ..........................         1,130                678
Finished goods ...........................        11,916             12,694
Inventory reserves .......................        (3,765)            (2,051)
                                                 -------            -------
 Total ...................................       $12,870            $15,317
                                                 =======            =======

3 -- REVENUE RECOGNITION

   Product sales are recognized when title to the product has transferred to the Company's customers in accordance with the terms of the sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. Under the terms of sale that the Company offers to its customers, title may transfer upon delivery to the customer, upon delivery to the customer's shipper or carrier or upon shipment. Contract fees consist mainly of license of marketing and distribution rights and research and development projects. In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," as amended by SAB 104, issued by the Securities and Exchange Commission in December 1999, contract fee revenues are recognized over the estimated term of the related agreements, which range from 5 to 16 years. Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable. Advance payments received in excess of amounts earned are included in deferred revenue. Royalties are recognized as earned once agreement exists, the sale is made, and upon receipt of confirmation from the contracting parties.

   Through December 31, 2003, sales returns had been minimal and insignificant to the Company's results of operations. In the first quarter of 2004, the Company became aware that its wholesalers and their retail customers were preparing to return product, primarily Oxandrin 2.5-mg and 10-mg, which had reached the end of its shelf life. Historically, the Company had experienced virtually no returns of the 2.5-mg tablet because of the product's five-year shelf life. The 10-mg tablet, which was introduced in September 2002, has a two-year shelf life. On the basis of the actual returns received primarily in the second and third quarters of 2004, the Company estimated the total cost of future product returns and provided a provision for future returns.

   In the first quarter of 2005, the Company issued credits to its wholesalers in the amount of $511,000. The Company also determined that the rate of product returns was greater than that estimated in the previous quarter. On the basis of this information, the Company increased its estimates for future product returns and recorded an additional provision totalling $2,899,000 in the first quarter of 2005. As of March 31, 2005, the aggregate reserve for future product returns was $11,807,000 as compared to $9,419,000 as of December 31, 2004.

   Periodically the Company will evaluate the effectiveness of the reserve for returns based on actual returns and make any necessary adjustments. The Company regularly reviews the factors that influence its estimates including
(i) actual returns experience; (ii) the demand for the Company's products;
(iii) estimated inventory levels of its wholesaler customers; and (iv) other relevant factors. If necessary, the Company makes adjustments when it believes that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for the Company's products could result in material changes in the amount of returned product, and actual results may differ materially from the Company's estimates.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 -- EARNINGS PER SHARE OF COMMON STOCK

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

   The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                 ---------------
                                                                  2005     2004
                                                                 ------   ------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
Basic .......................................................    60,545   59,734
Incremental shares for assumed conversion of options ........        --      597
                                                                 ------   ------
Diluted .....................................................    60,545   60,331
                                                                 ======   ======

   The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised. For the three months ended March 31, 2004, options to purchase 6,298,000 shares of our common stock were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive. For the three months ended March 31, 2005, options to purchase 5,953,000 shares of our common stock, representing all outstanding options as of such date, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

5 -- STOCK-BASED COMPENSATION

   The Company issues both stock options and restricted stock awards to its employees. Restricted stock awards are expensed over the life of the vesting period in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." In January 2005, the Company issued approximately 311,000 shares of restricted stock options to its employees. These shares will vest over a four year period and are being expensed based on the closing market price of the Company's stock on the date of issuance.

   As permitted by SFAS No. 123, the Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No employee compensation cost related to stock option grants is reflected in net income, as all granted options had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock options granted to consultants, other than directors, are expensed upon issuance.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 -- STOCK-BASED COMPENSATION -- (CONTINUED)

   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ----------------
                                                                 2005      2004
                                                                -------   ------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS
                                                                EXCEPT PER SHARE
                                                                     DATA)
Net (loss) income
 As reported ...............................................    $(3,865)  $1,178
Deduct:
 Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of
   related tax effects......................................      1,285    1,800
                                                                -------   ------
Pro forma net (loss) .......................................    $(5,150)  $ (622)
                                                                =======   ======
Basic (loss) earnings per common share:
 As reported ...............................................    $ (0.06)  $ 0.02
                                                                =======   ======
 Pro forma .................................................    $ (0.09)  $(0.01)
                                                                =======   ======
Diluted (loss) earnings per common share:
 As reported ...............................................    $ (0.06)  $ 0.02
                                                                =======   ======
 Pro forma .................................................    $ (0.09)  $(0.01)
                                                                =======   ======

6 -- INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carry forwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized.

   Based upon the Company's current business outlook and the change in its strategic direction, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2005, the Company maintains a $24,388,000 valuation allowance against its deferred income tax assets.

7 -- COMMITMENTS AND CONTINGENCIES

   On December 20, 2002, a purported stockholder class action was filed against the Company and three of its officers. The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff purports to represent a class of stockholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company's financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company's Current Report on Form 8-K dated, and its press release issued on August 2, 2002. Five nearly identical actions were filed in January and February 2003. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties have entered into a stipulation which provides for the lead plaintiff to file an amended consolidated complaint. The Company has filed a motion to dismiss the action. Briefing in support of and in opposition to this motion has been completed but the court has not scheduled a hearing date. The Company cannot predict when a hearing on this motion will be scheduled, or, once such hearing has been held, when the court will render its decision.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

   On October 27, 2003, the Company received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that Savient commence legal proceedings to recover its damages against directors who served on the Company's board immediately prior to the 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of the Company's financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of the Company's assets, earnings and net worth, and that these persons caused the Company to disseminate false and misleading press releases and filings with the Securities and Exchange Commission. An advisory committee to the board of directors, consisting of directors who were not directors prior to the 2003 annual meeting of stockholders, investigated this demand and has determined that litigation should not proceed.

   The Company intends to vigorously defend against all allegations of wrongdoing. The Company has referred these claims to its directors' and officers' insurance carrier, which has reserved its rights as to coverage with respect to these actions.

   The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company's directors and officers' insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2005, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

   On March 11, 2005, the Company halted a Phase II clinical trial for Prosaptide in patients with HIV-associated peripheral neuropathy after a data and safety monitoring board advised the Company that there was little chance the trial would reach its primary endpoint. Under the terms of the Myelos acquisition agreement, through which the company acquired Prosaptide, the Company is required to make a payment of $30 million to the former stockholders of Myelos if the Company is in a position to file a New Drug Application for FDA approval of Prosaptide for the treatment of peripheral neuropathic pain or neuropathy. The agreement also requires the Company to pay 15% of worldwide net sales of Prosaptide in the third year of commercialization to the former stockholders of Myelos, at least 50% of which must be paid in shares of common stock. At the time of the acquisition of Myelos, the Company recorded negative goodwill of $18,989,000 on its balance sheet primarily because the amount written off as in-process research and development acquired exceeded the purchase price. Prior to January 1, 2002, the amount of negative goodwill was being amortized over five years. The amortization of the negative goodwill ceased effective January 1, 2002, in accordance with SFAS No. 142. The unamortized balance in negative goodwill as of March 31, 2005 was $16,028,000. This balance will be maintained as a deferred credit until it is either netted against the contingent payments or reflected in net income as an extraordinary item should the contingent payments not become due because the technology did not meet the milestones that trigger payment. Should the Company terminate further research into Prosaptide, the negative goodwill will be immediately recognized.

   On March 23, 2005, the Company announced the signing of a definitive agreement with Ferring Pharmaceuticals, Inc. ("Ferring USA") to co-promote Nuflexxa in the United States. Under the terms of the agreement, which is contingent upon completion of the sale of the Company's global biologics manufacturing business, the Company will promote Nuflexxa to rheumatologists in the United States. Ferring USA will focus its promotional efforts for Nuflexxa on the orthopedic surgeon community in the United States and will market globally to both rheumatologists and orthopedic surgeons.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

   The Company plans to establish a sales force targeting the rheumatology community for this co-promotion effort. In addition, the Company will contribute financial support to the medical education, training and related advertising and marketing programs to support Nuflexxa through December 31, 2008. In consideration of this investment, the Company will receive 50% of the global revenue for Nuflexxa above agreed upon revenue thresholds. Under the agreement, the Company is required to invest $20 million in its sales force and other marketing contributions over the first two calendar years, subject to adjustment if the closing of the sale of the Company's global biologics manufacturing business does not occur on or before July 31, 2005. Beyond the first two calendar years, the Company's continued contribution to and participation in the co-promotion arrangement is contingent upon the achievement of agreed upon revenue thresholds.

   During the first quarter of 2005, the Company settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year. In January 2005, the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of the Company's claims for lost profits and attorney's fees. An additional payment from Novo is due upon the conclusion of the appeal filed by Novo regarding an issue in the patent infringement opinion, regardless of the outcome of the appeal.

   Additionally, in January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company's Hepatitis B vaccine program in exchange for a payment of $750,000.

8 -- ASSETS AND LIABILITIES HELD FOR SALE

   On March 23, 2005, the Company announced the signing of a definitive agreement to sell its global biologics manufacturing business for $80 million cash to Ferring. The Company will receive the proceeds in three installments:
$55 million at closing, $15 million at the first anniversary of closing and $10 million at the second anniversary of closing. The Company estimates the proceeds from this transaction over the next two years to be about $70 million after transaction-related expenses, taxes and the extinguishment of bank debt, assuming the transaction closes in the next five months. The closing of the transaction is subject to a number of conditions, including governmental and regulatory approvals. The global biologics manufacturing business is comprised of the Company's wholly owned subsidiary, BTG-Israel and certain assets and intellectual property of the parent company, Savient. Effective with the first quarter of 2005, the Company's assets and liabilities of the global biologics manufacturing business have been segregated on the balance sheet as held for sale. See Note 7 "Commitments and Contingencies".

   On March 23, 2005, the Company announced the signing of a definitive agreement with Ferring USA to co-promote Nuflexxa in the United States. Under the terms of the agreement, which is contingent upon completion of the sale of the Company's global biologics manufacturing business, the Company will promote Nuflexxa to rheumatologists in the United States. Ferring USA will focus its promotional efforts for Nuflexxa on the orthopedic surgeon community in the United States and will market globally to both rheumatologists and orthopedic surgeons.

   The Company plans to establish a sales force targeting the rheumatology community for this co-promotion effort. In addition, the Company will contribute financial support to the medical education, training and related advertising and marketing programs to support Nuflexxa through December 31, 2008. In consideration of this investment, the Company will receive 50% of the global revenue for Nuflexxa above agreed upon revenue thresholds. Under the agreement, the Company is required to invest $20 million in its sales force and other marketing contributions over the first two calendar years, subject to adjustment if the closing of the sale of the Company's global biologics manufacturing business does not occur on or before

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 -- ASSETS AND LIABILITIES HELD FOR SALE -- (CONTINUED)

July 31, 2005. Beyond the first two calendar years, the Company's continued contribution to and participation in the co-promotion arrangement is contingent upon the achievement of agreed upon revenue thresholds.

   As of March 31, 2005, long-term debt outstanding was $3,889,000. This amount was repaid on April 30, 2005 in anticipation of the closing of the sale of the global biologics manufacturing business. In addition, upon the closing of the transaction, the Company will fund the currently unfunded portion of the employee severance obligation of BTG-Israel. As of March 31, 2005, the amount of unfunded severance obligations was $3,704,000. Also upon the closing of the transaction, the Company will realize as income any amounts of previously deferred revenues with respect to certain long-term contracts of the business. As of March 31, 2005, the amount of such deferred revenue was $10,985,000.

   A summary statement of net assets of the global biologics manufacturing business at March 31, 2005 and December 31, 2004, as they were included in the consolidated financial statements of the Company, follows:

                                              MARCH 31, 2005   DECEMBER 31, 2004
                                              --------------   -----------------
                                                         (UNAUDITED)
                                                        (IN THOUSANDS)
Accounts receivable, net .................       $ 3,827            $ 9,540
Inventories, net .........................         7,921              5,781
Other current assets .....................         2,097                805
                                                 -------            -------
   Total current assets...................        13,845             16,126
Property and equipment, net ..............        58,941             60,033
Severance pay funded .....................         2,587              2,945
Other assets .............................           243                164
                                                 -------            -------
   Total assets...........................        75,616             79,268
                                                 -------            -------
Accounts payable .........................         1,276              1,366
Other current liabilities ................         4,387              4,752
                                                 -------            -------
   Total current liabilities..............         5,663              6,118
Severance Pay ............................         6,291              6,624
                                                 -------            -------
   Total liabilities......................        11,954             12,742
                                                 -------            -------
   Net assets.............................       $63,662            $66,526
                                                 =======            =======

9 -- SEGMENT INFORMATION

   The pending sale of the global biologics manufacturing business resulted in the identification of three reportable segments: Oral Liquid Pharmaceuticals, Other Specialty Pharmaceuticals and Biologics Manufacturing. In prior years, the operations were not managed along segment lines. The Oral Liquid Pharmaceuticals segment develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form. This segment sells two categories of products: licensed products and specials. Licensed products are products for which the Company has received U.K. regulatory approval to promote the oral formulation, and specials are products for which the Company has limited U.K. regulatory approval to accept custom orders but which the Company is not permitted to promote. Other Specialty Pharmaceuticals includes the remaining products which are branded prescription pharmaceuticals. These products currently include an injectable testosterone product and a synthetic analogue of a testosterone derivative. The Biologics Manufacturing segment products include an injection to treat osteoarthritis pain, a human growth hormone, insulin and vaccines.

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 -- SEGMENT INFORMATION -- (CONTINUED)

   The accounting policies are consistent between segments. The Company allocates management fees to the segments based on various factors which include management time. These fees eliminate in the consolidation.

   Although the Company segments are managed on a worldwide basis, they operate in two principal geographic locations, the United States and the United Kingdom. The Company's three segments have been organized around these geographic areas.

   Information about the Company's segments is presented below:

                                                                                    THREE MONTHS ENDED MARCH 31, 2005
                                                                     --------------------------------------------------------------
                                                                                               (UNAUDITED)
                                                                                             (IN THOUSANDS)
                                                                                                             BIOLOGICS
                                                                       ORAL LIQUID      OTHER SPECIALTY    MANUFACTURING
                                                                     PHARMACEUTICALS    PHARMACEUTICALS      BUSINESS        TOTAL
                                                                     ---------------    ---------------    -------------   --------
Revenues .........................................................       $  9,064           $ 9,773           $ 4,144      $ 22,981
Operating income (loss) before corporate and non-cash charges ....          3,412            (8,014)            1,707        (2,895)
Less:
 Depreciation and amortization ...................................          1,317               300             1,078         2,695
 Corporate charges ...............................................          1,065            (1,065)               --            --
                                                                         --------           -------           -------      --------
Operating income as reported .....................................          1,030            (7,249)              629        (5,590)
Other (expense) income, net ......................................           (931)            3,117              (129)        2,057
Income tax expense ...............................................            (35)              (62)             (235)         (332)
                                                                         --------           -------           -------      --------
Net income (loss) ................................................             64            (4,194)              265        (3,865)
                                                                         ========           =======           =======      ========
Segment assets ...................................................       $128,948           $33,279           $75,616      $237,843
                                                                         ========           =======           =======      ========
Expenditures for segment assets ..................................       $    490           $    88           $   117      $    695
                                                                         ========           =======           =======      ========

                                                                                    THREE MONTHS ENDED MARCH 31, 2004
                                                                      -------------------------------------------------------------
                                                                                               (UNAUDITED)
                                                                                             (IN THOUSANDS)
                                                                                                             BIOLOGICS
                                                                       ORAL LIQUID      OTHER SPECIALTY    MANUFACTURING
                                                                     PHARMACEUTICALS    PHARMACEUTICALS      BUSINESS        TOTAL
                                                                     ---------------    ---------------    -------------   --------
Revenues .........................................................       $  7,204           $22,051           $ 4,148      $ 33,403
Operating income before corporate and non-cash charges ...........          2,936             3,327            (2,106)        4,157
Less:
 Depreciation and amortization ...................................          1,191               421               911         2,523
 Corporate charges ...............................................            626              (626)               --            --
                                                                         --------           -------           -------      --------
Operating income as reported .....................................          1,119             3,532            (3,017)        1,634
Other income (expense), net ......................................           (827)            1,016              (116)           73
Income tax expense ...............................................           (558)             (748)              777          (529)
                                                                         --------           -------           -------      --------
Net income (loss) ................................................       $   (266)          $ 3,800           $(2,356)     $  1,178
                                                                         ========           =======           =======      ========
Segment Assets ...................................................       $138,638           $66,468           $84,088      $289,194
                                                                         ========           =======           =======      ========
Expenditures for segment assets ..................................       $    919           $   156           $    80      $  1,155
                                                                         ========           =======           =======      ========

                         SAVIENT PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 -- SEGMENT INFORMATION -- (CONTINUED)

   Information about the Company's product sales by geographic region is as follows:

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                -----------------------------------
                                                                                                            (UNAUDITED)
                                                                                                    DOLLAR AMOUNTS IN THOUSANDS
                                                                                                      2005               2004
                                                                                                ----------------    ---------------
United States ...............................................................................   $ 9,324     41.2%   $21,128   65.6%
United Kingdom ..............................................................................     8,781     38.9      7,101   22.1
Other international .........................................................................     4,510     19.9      3,972   12.3
                                                                                                -------    -----    -------  -----
Total .......................................................................................    22,615    100.0     32,201  100.0
                                                                                                =======    =====    =======  =====

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

OVERVIEW

   We are an emerging specialty pharmaceutical company engaged in developing, manufacturing and marketing pharmaceutical products that address unmet medical needs in both niche and larger market segments. We distribute our products on a worldwide basis. In the United States, we distribute our products through wholesalers and we market our products to physicians through a sales force that includes both our own employees and representatives of a contract sales organization. In the United Kingdom, we distribute our oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers, and we market our products primarily to physicians through our own sales force. In Israel, we distribute our products directly to hospitals, HMOs and retailers, and we market our products to physicians through our own sales force. Elsewhere in the world, we distribute our products primarily through third party license and distribution relationships.

   Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, we have assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development. In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This plan includes an enhanced focus on the clinical development of Puricase, our product candidate for which we recently completed Phase 2 clinical trials. In March 2005, we halted a Phase II clinical trial for our second product candidate, Prosaptide. We are also engaged in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

   We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical trials, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily from our headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. Development and manufacturing activities for our global biologics manufacturing business are primarily carried out in Israel through our Bio-Technology General (Israel) Ltd. subsidiary. On March 23, 2005, we announced that we had signed a definitive agreement to divest our global biologics manufacturing business to Ferring. As a result of the execution of this definitive agreement, we segregated our assets and liabilities held for sale on our balance sheet.

   On March 23, 2005, we also announced the signing of a definitive agreement with Ferring Pharmaceuticals, Inc. ("Ferring USA") to copromote Nuflexxa in the United States. Under the terms of the agreement, which is contingent upon completion of the sale of our global biologics manufacturing business to two subsidiaries of Ferring, we will promote Nuflexxa to rheumatologists in the United States. Ferring USA will focus its promotional efforts for Nuflexxa on the orthopedic surgeon community in the United States and will market globally to both rheumatologists and orthopedic surgeons.

   We plan to establish a sales force targeting the rheumatology community for this co-promotion effort. In addition, we will contribute financial support to the medical education, training and related advertising and marketing programs to support Nuflexxa through December 31, 2008. In consideration of this investment, we will receive 50% of the global revenue for Nuflexxa above agreed upon revenue thresholds. Under the agreement, we are required to invest $20 million in our sales force and other marketing contributions over the first two calendar years, subject to adjustment if the closing of the sale of our global biologics manufacturing business does not occur on or before July 31, 2005. Beyond the first two calendar years, our continued contribution to and participation in the co-promotion arrangement is contingent upon the achievement of agreed upon revenue thresholds.

   Our financial results have been heavily dependent on Oxandrin sales since we introduced it in December 1995. Sales of Oxandrin accounted for 45% of our net product sales in the first three months of 2005 and 65% of our net product sales in the first three months of 2004. However, oxandrolone, the active ingredient in Oxandrin, is off-patent, and our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have also expired. Oxandrin net sales in the first three months of 2005 were adversely impacted by returns during the period and a provision for future returns. Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

   In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone. This petition cited a serious safety concern in patients using Oxandrin together with anticoagulant drugs containing warfarin. In addition, this petition cited concerns related to the physical-chemical properties of the oxandrolone drug substance which are important for manufacturing quality assurance and which we believe should result in the FDA categorizing Oxandralone as a "problem drug" in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the United States should, prior to the issuance of marketing approval, be required to also conduct a clinical trial to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA will respond. In February 2005, we submitted another supplemental position paper to the FDA advocating the adoption of rigorous impurity standards for oxandrolone consistent with the draft recently published by the United States Pharmacopeia, which will become the standard in 2006. Since August 2004, we have received no further communication from the FDA regarding our petition.

    Sales of Delatestryl have decreased significantly as a result of the FDA's allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004, and could continue to decrease further in the future.

   Oral liquid pharmaceutical product sales represented a significant portion of our overall product sales in the first three months of 2005. These sales accounted for 40% of our net product sales for the first three months of 2005 and 22% of our net product sales for the first three months of 2004. Given the historical growth of oral liquids pharmaceutical product sales in combination with the potential introduction of generic oxandrolone and the divestiture of our global biologics manufacturing business, we expect oral liquid pharmaceutical products to account for an even higher percentage of our overall product sales in the coming years.

CRITICAL ACCOUNTING POLICIES

   Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

   We discuss our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and the Use of Estimates." In addition to the critical accounting policies discussed in our Annual Report on Form 10-K we have identified the following additional critical accounting policies:

   In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we reported that, as a result of the execution of a definitive agreement to sell our global biologics manufacturing business, we would reclassify that business as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. Upon further analysis, we have concluded that the global biologics manufacturing business should be reclassified only as "assets held for sale" in accordance with Emerging Issues Task Force ("EITF") Issue No. 03-13 "Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinuing Operations". This reclassification is reflected in this Quarterly Report on Form 10-Q.

   Revenue recognition. Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of the sale, and when collectability is probable, net of discounts, sales incentives, sales allowances and sales returns. Under the terms of sale that we offer to our customers, title may transfer upon delivery to the customer, upon delivery to the customer's shipper or carrier or upon shipment. Contract fees consist mainly of license of marketing and distribution rights and research and development projects. In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," as amended by SAB 104, issued by the SEC in December 1999, contract fee revenues are recognized over the estimated term of the related agreements, which range from 5 to 16 years. Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectibility is probable. Advance payments received in excess of amounts earned are included in deferred revenue. Royalties are recognized as earned once agreement exists, the sale is made only upon receipt of confirmation from the contracting parties.

   Allowances for returns. We recognize product sales when product is shipped and collectibility is probable, net of discounts, sales incentives, sales allowances and sales returns.

   Beginning in the first quarter of 2004 and continuing through the second quarter, we became aware that retail customers of our wholesalers were preparing to return expired product, primarily 2.5-mg Oxandrin and

10-mg Oxandrin. Historically, we had experienced virtually no returns of the 2.5-mg Oxandrin tablet because of the product's five-year shelf life. The 10-mg Oxandrin tablet, which was introduced in the second half of 2002, currently has a two-year shelf life. At December 31, 2004, we had recorded a reserve for returns totalling $9,419,000.

   In the first quarter of 2005, we issued credits to our wholesalers for product returns in the amount of $511,000. We also revised our estimates upwards to 12 months from 7 months to reflect the number of months remaining before our wholesale distributors will ship product to retail pharmacies in accordance with current industry standards. On the basis of this information, we increased our estimates for future product returns and recorded an additional reserve totalling $2,899,000 in the first quarter of 2005. At March 31, 2005, the aggregate reserve for returns was $11,807,000.

   We will continue to monitor our product returns. We regularly review the factors that influence our estimates including:

   o actual returns experience;

   o the demand for our products;

   o estimated inventory levels of our wholesaler customers;

   o the shipping and returns practices of our wholesalers as products approach their expiration dates; and

   o other relevant factors.

If necessary, we make adjustments when we believe that actual product returns may differ from established reserves. Changes in facts and circumstances and the demand for our products could result in material changes in the amount of returned product, and actual results may differ materially from our estimates.

   Inventory obsolescence. We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. The reserves at March 31, 2005 were $3,765,000. In addition, we maintain loss contract reserves of $885,000 for outstanding purchase orders and the resolution of other commitments that will be in excess of expected demand.

    We believe Oxandrin inventories could potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the second quarter of 2005, we estimate that such potential excess may be up to $6.7 million.

    For the three months ended March 31, 2005, the Company provided for additional obsolescence of $1,714,000. This increased the reserve to $3,765,000 as of March 31, 2005.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated percentage of revenues represented by certain items reflected on our statements of operations.

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   -------------
                                                                   2005     2004
                                                                   -----   -----
Revenues:
 Products sales, net ..........................................     98.4%   96.4%
 Contract fees ................................................      1.3     0.7
 Royalties ....................................................       --     2.8
 Other revenues ...............................................      0.3     0.1
                                                                   -----   -----
   Total revenues..............................................    100.0   100.0
                                                                   -----   -----
Expenses:
 Cost of product sales ........................................     37.9    25.9
 Research and development .....................................     27.3    25.9
 Marketing and sales ..........................................     22.4    20.0
 General and administrative ...................................     26.9    16.1
 Amortization of intangibles associated with acquisitions .....      4.4     3.0
 Commissions and royalties ....................................      5.3     4.2
                                                                   -----   -----
   Total expenses..............................................    124.2    95.1
                                                                   -----   -----
Operating (loss) income .......................................    (24.2)    4.9
Other income, net .............................................      9.0     0.2
                                                                   -----   -----
(Loss) income before income taxes .............................    (15.2)    5.1
Income taxes ..................................................      1.4     1.6
                                                                   -----   -----
Net (loss) income .............................................    (16.6)%   3.5%
                                                                   =====   =====

   We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. The sources of revenue under our third party arrangements include up-front contract fees, reimbursement for producing certain experimental materials, milestone payments and royalties on sales of product.

   Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

   o the timing and amount of product sales;

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

   o the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

   o any charges related to acquisitions.

   The decrease in the value of the U.S. dollar relative to the British pound sterling had the effect of increasing our revenues as measured in U.S. dollars by $263,000 for the three months ended March 31, 2005. This decrease also had the effect of reducing our net loss for the three months ended March 31, 2005 by $66,000.

   The following table summarizes net sales of our commercialized products as a percentage of net product sales for the periods indicated:

                                                 THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------
                                                    2005               2004
                                              ----------------    ---------------
                                                    (DOLLARS IN THOUSANDS)
Oxandrin ..................................   $ 8,347     36.9%  $18,423     57.2%
Human growth hormone ......................     1,972      8.7     1,928      6.0
BioLon ....................................     1,603      7.1     1,503      4.7
Delatestryl ...............................     1,144      5.1     2,704      8.4
Oral liquid pharmaceutical products .......     9,064     40.1     7,204     22.3
Other .....................................       485      2.1       439      1.4
                                              -------    -----   -------    -----
   Total ..................................   $22,615    100.0%  $32,201    100.0%
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

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

   Revenues. Total revenues decreased by $10,422,000, or 31%, in the three months ended March 31, 2005 to $22,981,000 from $33,403,000 in the three months ended March 31, 2004. The decrease in total revenues resulted primarily from the decrease in product sales, net, and other revenues. Royalties decreased by $932,000, reflecting a change in our revenue recognition policy to recognizing royalty revenue only upon receipt of confirmation from the contracting party.

   Product sales, net decreased by $9,586,000, or 30%, in the three months ended March 31, 2005 to $22,615,000 from $32,201,000 in the three months ended March 31, 2004. The decrease resulted primarily from decreases in net sales of Oxandrin and Delatestryl, partially offset by an increase in sales of oral liquid pharmaceutical products.

   Sales of Oxandrin in the three months ended March 31, 2005 were $8,347,000, a decrease of $10,076,000, or 55%, from $18,423,000 in the three months ended March 31, 2004. This decrease is attributable to a significant purchasing reduction by Cardinal Health and other wholesalers, the negative impact of returns of expiring product and a provision for future returns. In addition, total dispensed prescriptions for Oxandrin in the three months ended March 31, 2005 declined by 7% as compared to the three months ended March 31, 2004, and by 6% as compared to the three months ended December 31, 2004. These decreases were partially offset by price increases. As a result of the product returns of expiring Oxandrin that began in 2004, we issued credits to our wholesalers totalling $499,000 in the first three months of 2005. As of March 31, 2005, the reserve for future returns, which may occur over several years, was increased by $2,303,000.

   Sales of oral liquid pharmaceutical products in the three months ended March 31, 2005 were $9,064,000, an increase of $1,860,000, or 26%, from $7,204,000 in the first three months of 2004. A portion of the increase in sales of oral liquid pharmaceutical products was attributable to the decrease in the value of the

U.S. dollar relative to the British pound sterling. Measured in pounds sterling, sales of oral liquid pharmaceutical products in the three months ended March 31, 2005 increased by 22% over sales in the first three months of 2004.

   Sales of Delatestryl in the three months ended March 31, 2005 were $1,144,000, a decrease of $1,560,000, or 58%, from $2,704,000 in the first three months of 2004. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in 2004. We expect our Delatestryl sales during the last three quarters of 2005 to be significantly lower than our sales of $3,780,000 during the last three quarters of 2004 as a result of the reintroduction of this competing generic product.

   Contract fees were $291,000 in the three months ended March 31, 2005 and $230,000 in the three months ended March 31, 2004. These amounts mainly represent fees received in prior periods but earned and recognized in the three months ended March 31, 2005 and 2004 in accordance with SAB 101.

   Royalties in the three months ended March 31, 2005 were zero as compared to $932,000,000 in the first three months of 2004. These royalties are received on third party sales of our Mircette, Silkis and insulin products. The decrease in royalties in the first three months of 2005 was attributable to a change in our revenue recognition policy whereby revenue is only recognized as earned upon receipt of confirmation from the contracting parties.

   Cost of product sales increased by $70,000, or less than 1%, in the three months ended March 31, 2005 to $8,721,000 from $8,651,000 in the three months ended March 31, 2004. Cost of product sales as a percentage of product sales increased from 27% in the three months ended March 31, 2004 to 39% in the three months ended March 31, 2005. This increase was principally attributable to:

   o changes in our product mix, with an increase in sales of oral liquid pharmaceutical products;

   o an increase in the reserve for inventory obsolescence and

   o an increase in loss contract reserves.

   Cost of product sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices; whereas Delatestryl and the oral liquid pharmaceutical products have higher manufacturing costs relative to their sales prices.

   Research and development expense decreased by $2,382,000, or 27%, in the three months ended March 31, 2005 to $6,282,000 from $8,664,000 in the three months ended March 31, 2004. Research and development expense decreased during the three months ended March 31, 2005 as a result of a decrease in development studies in our Biologics Manufacturing segment, offset in part by increases in the costs of conducting toxicology studies of Prosaptide and of producing clinical supplies of both Puricase and Prosaptide. We expect research and development expense in 2005 to exceed the 2004 level if we proceed with the further development of Puricase and Prosaptide.

   Marketing and sales expense decreased by $1,512,000, or 23%, in the three months ended March 31, 2005 to $5,154,000 from $6,666,000 in the three months ended March 31, 2004. The decrease was primarily attributable to pre-marketing expenses incurred for Nuflexxa in the United States.

   General and administrative expense increased by $805,000, or 15%, in the three months ended March 31, 2005 to $6,177,000 from $5,372,000 in the three months ended March 31, 2004. The increase in general and administrative expense resulted from significant increases in final audit fees for the close out of 2004 and consulting expenses related to our compliance with the requirements of the Sarbanes-Oxley Act, partially offset by lower legal expenses.

   Amortization of intangibles associated with acquisitions. In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight-line method over the estimated useful life of approximately 20 years. We recorded $1,013,000 of amortization of these intangibles in the first three months of 2005 and 2004.

   Commissions and royalties expense was $1,224,000 in the three months ended March 31, 2005, compared to $1,403,000 in the three months ended March 31, 2004. The decrease of $179,000, or 13%, was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our Delatestryl and Mircette products due to a decrease in the sales of those products.

   Other income, net was $2,057,000 for the three months ended March 31, 2005, compared to $73,000 for the three months ended March 31, 2004. The change is primarily attributable to the successful settlement of intellectual property litigation suits, most notably our settlement with Novo Nordisk.

   Income taxes. Provision for income taxes for the three months ended March 31, 2005 was $332,000, compared to $529,000 for the three months ended March 31, 2004. The decrease in provision for income taxes was primarily attributable to increased losses in our Other Specialty Pharmaceutical segment at March 31, 2005 compared to income at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

   Our working capital at March 31, 2005 was $79,184,000, compared to an adjusted working capital figure of $80,785,000 at December 31, 2004.

   Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, milestone payment obligations and financings, if any, that we may undertake in addition to the receipt of anticipated proceeds from our divestiture of our global biologics manufacturing business. Net cash increased by $2,346,000 in the three months ended March 31, 2005.

   Net cash provided by operating activities was $2,919,000 in the three months ended March 31, 2005, compared to $5,329,000 in the three months ended March 31, 2004. Net loss was $3,865,000 in the three months ended March 31, 2005, compared to net income of $1,178,000 in the three months ended March 31, 2004. Net cash used in operating activities other than our Biologics Manufacturing segment was $920,000 in the three months ended March 31, 2005.

   In the three months ended March 31, 2005, net cash provided by operating activities was less than our net loss because of an increase in our reserves for inventory obsolescence of $1,714,000, amortization of intangible assets associated with acquisition of $1,013,000, an increase in our provision for sales returns of $2,388,000, a decrease in accounts receivable of $2,545,000 and an increase in assets available for sale of $3,652,000. Partially offsetting this was a $788,000 decrease in liabilities held for sale and a $6,206,000 decrease in other current liabilities, of which $3,000,000 was related to the retirement of a reserve for pending litigation. A portion of this retired reserve balance is in accounts payable at March 31, 2005.

   Net cash provided by investing activities was $1,003,000 in the three months ended March 31, 2005 compared to net cash used in investing activities of $1,643,000 in the three months ended March 31, 2004. Capital expenditures of $578,000 in the three months ended March 31, 2005 were offset by the proceeds from the sale of our investment in Omrix Corporation of $1,625,000.

   Net cash used in financing activities was $1,466,000 in the three months ended March 31, 2005, compared to $1,244,000 in the three months ended March 31, 2004. These amounts primarily reflected repayment of $1,759,000 of debt in the first three months of 2005 and $1,668,000 in the first three months of 2004, in each case partially offset by net proceeds from our issuance of common stock primarily pursuant to our employee stock purchase plan.

   We believe that our cash resources as of March 31, 2005, together with anticipated product sales and anticipated proceeds from the divestiture of our global biologics manufacturing business, will be sufficient to fund our ongoing operations and debt service obligations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

   o our ability to successfully close the divestiture of our global biologics manufacturing business;

   o the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

   o continued progress in our research and development programs, particularly with respect to Prosaptide and Puricase;

   o the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Prosaptide, Puricase, and any other product candidates that we may seek to develop in the future and regulatory approval to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

   o the timing and magnitude of any future milestone payment obligations;

   o fluctuations in foreign exchange rates for sales denominated in currencies other than the U.S. dollar;

   o the quality and timeliness of the performance of our third party suppliers and distributors;

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

   On March 23, 2005, we announced that we had signed a definitive agreement to sell our global biologics manufacturing business to Ferring. We believe that this divestiture will provide the incremental resources required to fund the advancement of our lead drug candidate, Puricase for the treatment of severe refractory gout which has recently completed Phase 2 clinical trials in the United States, and pursue business development opportunities to in-license novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy. However, divestiture of our global biologics manufacturing business will be complex, time-consuming and expensive, and may disrupt or distract our management and other employees. In addition, the closing of the transaction is subject to a number of conditions, including governmental and regulatory approvals. While we expect that the transaction will close in the first half of 2005, we may not be able to complete this divestiture within that time period or at all. This divestiture involves substantial transaction costs and we may not ultimately achieve expected benefits and cost reductions. If we do not successfully complete the divestiture of our global biologics manufacturing business, we may not achieve the expected benefits of our new strategic direction.

   WE ARE REPOSITIONING OUR COMPANY TO FOCUS ON PRODUCT DEVELOPMENT, INCLUDING AN ENHANCED FOCUS ON THE CLINICAL DEVELOPMENT OF PURICASE, OUR PRODUCT CANDIDATE THAT HAS RECENTLY COMPLETED PHASE 2 CLINICAL TRIALS, AND PROSAPTIDE. IF WE ARE UNABLE TO COMMERCIALIZE EITHER OR BOTH OF THESE PRODUCT CANDIDATES, OR EXPERIENCE SIGNIFICANT DELAYS OR UNANTICIPATED COSTS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

   As part of our strategic business plan, we are repositioning our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase, our product candidate that has recently completed Phase 2 clinical trials, and Prosaptide, our product candidate for which we may explore indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We are engaged in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy. On March 11, 2005, we announced that we will terminate our Phase 2 clinical trial of Prosaptide after a scheduled interim analysis, scheduled pursuant to the trial protocol, indicated that even if the trial were to continue as designed to its planned end there would be little chance that the trial would demonstrate efficacy in the treatment of peripheral neuropathic pain. We intend to analyze all the available data from this study and from recently completed pre-clinical pharmacology studies. When the whole of the Prosaptide data set has been thoroughly reviewed by our staff and a panel of independent experts, we will determine whether we will pursue alternative indications for the treatment or peripheral neuropathic pain, or further explore the potential of Prosaptide to treat the underlying peripheral neuropathy in HIV/AIDS and other diseases, or terminate our Prosaptide development program.

   Our ability to commercialize Puricase, Prosaptide and any other product candidate that we may develop in the future will depend on several factors, including:

   o successfully completing clinical trials;

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

   In December 2004 we administered the last patient dose in a Phase 2 clinical trial of Puricase. We anticipate that the results of this study will be available in May 2005. Our Puricase clinical trial may be unsuccessful, which would materially harm our business. Even if this trial is successful, we will be required to conduct additional clinical trials before an NDA can be filed with the FDA for marketing approval of Puricase.

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

   Our operations in 2004 reflected net income for the first quarter of 2004 of $1,178,000 compared to net loss of $3,865,000 in the first quarter of 2005.
Our losses in 2005 resulted, in part, from returns of Oxandrin product and a provision for future Oxandrin returns that we recorded during 2005 and the FDA's allowance of the reintroduction of a generic version of Delatestryl in March 2004. We expect to continue to incur substantial losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 37% of our net product sales in the first 3 months of 2005 and 57% in the first three months of 2004. However, while we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

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

   A SIGNIFICANT PORTION OF OUR REVENUES IS REPRESENTED BY SALES OF OXANDRIN. SALES OF OXANDRIN DECLINED SUBSTANTIALLY DURING THE FIRST THREE MONTHS OF 2005 AS COMPARED TO THE FIRST THREE MONTHS OF 2004. OXANDRIN MAY BEGIN FACING GENERIC COMPETITION AT ANY TIME, WHICH WOULD LIKELY CAUSE A SIGNIFICANT FURTHER DECREASE IN OXANDRIN SALES AND RENDER OUR EXISTING OXANDRIN INVENTORY OBSOLETE.

   Net sales of Oxandrin for the first three months of 2005 amounted to $8.3 million, representing approximately 37% of our net product sales for that period. Net sales of Oxandrin amounted to $18.4 million in the first three months of 2004, representing 57% of net product sales. Several companies have filed drug master files with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

   Our inventories include Oxandrin inventories that we believe would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. If generic approval occurs during the second quarter of 2005, we estimate that such potential excess may be up to $6.7 million.

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

   Revenues from Oxandrin sales were reduced by approximately $2.9 million as a result of product returns and sales return allowances that we recorded in the first three months of 2005. As of March 31, 2005, $11.8 million of that amount remains as an allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

   The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA's current GMP, and comparable requirements of foreign regulatory bodies. For example, Rosemont is currently upgrading its manufacturing facility to obtain FDA approval to sell oral liquid formulations in the United States. Similarly, despite prior approvals of certain products manufactured at our Be'er Tuvia manufacturing facility, the FDA must reinspect that facility on a product-by-product basis before we can sell those additional products manufactured in that facility in the United States. Failure by us or our third-party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third-party suppliers with these regulations and standards.

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

   o our collaborators may change the focus of their development and commercialization efforts;

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

   We have recently made significant changes in our senior management team. On July 13, 2004, Christopher Clement, who had been our president and chief operating officer, became our president and chief executive officer. On May 28, 2004, Philip K. Yachmetz joined us as senior vice president and general counsel and on August 23, 2004, Lawrence A. Gyenes joined us as senior vice president, chief financial officer and treasurer. On March 30, 2005, David Fink joined us as senior vice president, commercial operations. Our success will depend in part on our ability to attract, retain and motivate highly qualified personnel and to maintain continuity and stability within our management team.

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

   ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH FOREIGN OPERATIONS COULD ADVERSELY AFFECT OUR INTERNATIONAL SALES.

   We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our net product sales outside the United States accounted for approximately 59% of our total product sales for the first three months of 2005 and 34% of our net product sales in 2004. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

   We are currently a party to a lawsuit regarding intellectual property with Barr Laboratories, relating to Mircette in the United States.

   This lawsuit, which is described in greater detail in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 in the section titled "Item 3. Legal Proceedings", has diverted, and expected to continue to divert, the efforts and attention of our key management and technical personnel. We have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with this lawsuit. As a result, this lawsuit, regardless of the eventual outcomes, has been, and will continue to be, costly and time-consuming. Furthermore, we could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition

REGULATORY RISKS

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

   OUR STOCK PRICE IS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

   Our stock price is volatile. Since January 1, 2001, our common stock traded as high as $13.57 per share and as low as $1.77 per share. The market price of our common stock may be influenced by many factors, including:

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

   In conjunction with our review of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified material weaknesses in our internal control over financial reporting relating to the Company's financial reporting process, internal communications and insufficient expertise with respect to accounting for income taxes and the application of complex revenue recognition standards.

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

   Our obligations under our credit facility bear interest at floating rates. Therefore, changes in prevailing interest rates affect our interest expense. As of March 31, 2005, the outstanding principal amount of our credit facility was $3,889,000. A 100 basis point increase in market interest rates would result in an increase to our annual interest expense of $39,000 before giving effect to required monthly principal payments.

   Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in commercial paper, time deposits and other debt instruments. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and other market conditions.

   As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations. Our results of operations for the first three months of 2004 and the first three months of 2005 benefited from the decrease in value of the U.S. dollar relative to the British pound sterling and to the euro. We manage our Israeli operations with the objective of protecting against any material net financial loss from the effects of Israeli inflation and currency devaluations on our non-U.S. dollar assets and liabilities, as measured in U.S. dollars. The cost of our operations in Israel, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset, or is offset on a lagging basis, by a devaluation of the Israeli Shekel relative to the U.S. dollar. To date, BTG-Israel's revenues, as measured in Shekels, have consisted primarily of research funding from the Office of the Chief Scientist of the State of Israel, as well as product sales in Israel. To the extent that BTG-Israel's expenses as measured in Shekels exceed its revenues in Shekels, devaluations of the Shekel have been and will continue to be a benefit to our financial condition. However, should BTG-Israel's revenues in Shekels exceed its expenses in Shekels in any material respect, the devaluation of the Shekel will adversely affect our financial condition. Furthermore, to the extent the devaluation of the Shekel relative to the U.S. dollar does not substantially offset the increase in the costs of local goods and services in Israel, our financial results will be adversely affected as local expenses measured in U.S. dollars will increase.

ITEM 4. CONTROLS AND PROCEDURES

   Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

   As previously described in our Annual Report of Form 10-K for the fiscal year ended December 31, 2004, as amended, in connection with the preparation of our Annual Report on Form 10-K, deficiencies were identified that constituted material weaknesses in our internal controls. To remediate these and other deficiencies in our internal controls, during the quarter ended March 31, 2005, we instituted the following additional procedures and controls:

   o hired a Director of Taxation to upgrade our tax expertise and improve the accuracy of future tax calculations;

   o hired a Chief Accounting Officer to upgrade our U.S. generally accepted accounting principles and SEC skill sets;

   o improved communications and initiated periodic reviews of material contracts by the accounting staff for completeness, accuracy and proper accounting treatment;

   o performed additional reviews of customer billing terms and determined actual delivery dates for shipments by our accounting staff; and

   o made changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within Savient.

   No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   On December 20, 2002, a purported stockholder class action was filed against us and three of our officers. The action is pending under the caption A.F.I.K. Holding SPRL v. Fass, No. 02-6048 (HAA) in the U.S. District Court for the District of New Jersey and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff purports to represent a class of stockholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint asserts that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and our press release issued on August 2, 2002. Five nearly identical actions were filed in January and February 2003.
In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties have entered into a stipulation which provides for the lead plaintiff to file an amended consolidated complaint. We have filed a motion to dismiss the action. Briefing in support of and in opposition to this motion has been completed but the court has not scheduled a hearing date. We cannot predict when a hearing on this motion will be scheduled, or, once such hearing has been held, when the court will render its decision.

   On October 27, 2003, we received a letter addressed to our board of directors from attorneys for a purported stockholder of the Company demanding that we commence legal proceedings to recover our damages against directors who served on our board immediately prior to our 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of our financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of our assets, earnings and net worth, and that these persons caused us to disseminate false and misleading press releases and filings with the Securities and Exchange Commission. An advisory committee to our board of directors, consisting of directors who were not directors prior to our 2003 annual meeting of stockholders, investigated this demand and has determined that litigation should not proceed.

   We intend to vigorously defend against all allegations of wrongdoing. We have referred these claims to our directors' and officers' insurance carrier, which has reserved its rights as to coverage with respect to these actions.

   We are obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition, we are obligated to indemnify our officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by our directors and officers' insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2005, we have not recorded a liability for any obligations arising as a result of these indemnification obligations.

   During the first quarter of 2005, we settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year. In January 2005, we concluded a partial settlement of our patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of our claims for lost profits and attorney's fees. An additional payment from Novo is due upon the conclusion of the appeal filed by Novo regarding an issue in the patent infringement opinion, regardless of the outcome of the appeal.

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

                                   SAVIENT PHARMACEUTICALS, INC.
                                        (Registrant)

                                   By:  /s/ Christopher Clement
                                       -----------------------------------------
                                       Christopher Clement
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                   By:  /s/ Lawrence A. Gyenes
                                       -----------------------------------------
                                       Lawrence A. Gyenes
                                       Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

Dated: May 10, 2005

                                 EXHIBIT INDEX

EXHIBIT NO.                                                         DESCRIPTION
-----------                                                         -----------
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