Form 10-K/A
period 2004-12-31
SAVIENT PHARMACEUTICALS INC
filed 2006-01-19
CIK 722104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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
None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    NO

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES    NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO

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

EXPLANATORY NOTE

Restatement of previously issued financial statements

Savient Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 2 to Form 10-K for the year ended December 31, 2004 to reflect the restatement of its consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. This Amendment No. 2 also includes for informational purposes, restatements of the Company’s quarterly financial statements relating to the years ended December 31, 2004 and 2003 and restatement of the Company’s balance sheet as of December 31, 2002. Separately, the Company is also amending its Form 10-Q for the quarter ended March 31, 2005 and filing Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005. The Company expects to file those documents by January 26, 2006. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of the Company’s Oxandrin® and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

The Company conducted an internal review and investigation of the facts and circumstances that contributed to these errors, as well as other restatement items referred to below. The Company’s Audit Committee also engaged outside consultants to conduct an independent evaluation of the errors made in connection with estimating product returns. Both reviews concluded that there was no evidence of knowingly inappropriate accounting, fraud, or malfeasance however both concurred that certain accounting control remediation would be required.

Historically, the Company has had minimal returns related to its products. During 2004, the Company began receiving actual returns of Oxandrin that were at or near expiration of their shelf life. At that time, the Company determined that an adjustment would be required to accrue for future returns. This return reserve adjustment was based, in part, on notifications received from customers advising the Company, through its third-party fulfillment center, of their intent to return product. The Company subsequently determined that certain of those reported returns were in error in that actual units of product returned were significantly less than the amounts originally expected to be returned. The Company also has determined that in recording its reserves for product returns and inventory it had failed to properly evaluate this data and the resulting impact on such reserves.

Return and inventory reserve estimates related to its products, Oxandrin being the most significant product, have been re-evaluated during the restatement to incorporate the following:

•	Impact of new product launches;
•	Amount of product being manufactured;
•	Product expiration dating;
•	Amount of product being sold into the distribution channel;
•	Amount of product in the distribution channel;
•	Historical return rates;
•	Shelf life of product on hand at the Company and in the channel;
•	Third party data including prescription demand data and wholesaler inventory reports;
•	Impact of potential market erosion due to generic or competing products; and
•	Amount of product disseminated for non-sale purposes.

Other restatement items

The Company has restated its rebate allowances related to contracts with Medicaid and other government agencies, of which certain of these restatement adjustments relate to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an

i

effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, the Company has determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going forward, the Company will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

The Company has restated its accounting for its 2001 acquisition of Myelos Corporation. The Company had previously recorded negative goodwill in connection with the acquisition. It has been determined that the negative goodwill should have been allocated on a pro rata basis to non-current assets in accordance with APB No. 16, Business Combinations; non-current assets primarily included in-process research and development. The primary change in 2001 eliminates all negative goodwill and reduces our in-process research and development expense.

The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

The Company’s restated consolidated financial statements include the tax impact related to all restatement items discussed herein. This impact is carried through 2004 which effectively decreased deferred tax assets and the related valuation allowance. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

The Company also restated its presentation of net assets of the global biologics manufacturing business at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements Note 19—Subsequent Events.

The impact of the restatement on revenue and net income (loss) is summarized as follows:

	Year Ended December 31,
	2002 (Reported)	2002 (Restated)	2003 (Reported)	2003 (Restated)	2004 (Reported)	2004 (Restated)

	(in thousands except per share data)
Revenue, net	$102,966	$101,752	$132,525	$131,450	$113,275	$123,895

Net income (loss)	$9,717	$8,679	$13,922	$12,454	$(35,272)	$(27,515)

Earnings (loss) per common share:
Basic:
Net income (loss)	$0.17	$0.15	$0.24	$0.21	$(0.59)	$(0.46)

Diluted:
Net income (loss)	$0.17	$0.15	$0.23	$0.21	$(0.59)	$(0.46)

For a discussion of the restatement adjustments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of financial statements” and Note 2 to the audited consolidated financial statements.

All amounts referenced in this amended Annual Report for 2004, including related interim periods, reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2002, nor will we be amending our Forms 10-Q that were originally filed during the restatement period. The previously issued financial statements for 2004, 2003, and 2002 and the related quarters should no longer be relied upon.

This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This Form 10-K/A includes changes to Items 6, 7, 8, 9A and 15. Except as identified in the prior sentence, no other items included in Amendment No. 1 to Form 10-K have been amended, and such items remain in effect as of the filing date of Amendment No. 2 to Form 10-K/A. Except where expressly stated otherwise, this

Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

On August 19, 2005, the Company announced that it had received a Nasdaq Staff Determination Letter stating that it was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2005, and that the Company’s common stock was, therefore, subject to delisting from The Nasdaq Stock Market. The Company sought an extension and on October 28, 2005 the Nasdaq Listing Qualifications Panel agreed to continue the listing of the Company’s securities on The Nasdaq National Market provided that the Company filed its restated financials for the appropriate periods and Quarterly Report on Form 10-Q for the period ending June 30, 2005 by no later than December 26, 2005. On November 14, 2005, the Company received a Nasdaq Staff Determination Letter stating that the Company is not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company has not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2005. The Nasdaq Listing Qualifications Panel granted the Company an extension to file its Quarterly Report on Form 10-Q for the period ending September 30, 2005 by no later than January 3, 2006. On December 30, 2005, The Nasdaq Listing Qualifications Panel granted the Company a further extension to file its restated financials for the appropriate periods and its Quarterly Report for the period ended June 30, 2005 by no later than January 13, 2006. The Nasdaq Listing Qualifications Panel also granted the Company an extension to file its Quarterly Report on Form 10-Q for the period ended September 30, 2005 by no later than January 20, 2006. The Company had sought these further extensions as a result of two related comment letters that the Company received from the Division of Corporation Finance of the Securities and Exchange Commission as part of a normal periodic review of the Company’s filings. These comment letters resulted in unexpectedly lengthy discussions with the SEC regarding the Company’s accounting treatment of the negative goodwill related to its 2001 acquisition of Myelos Corporation. This issue is unrelated to the accounting issues that had initially delayed the filing of the above-listed reports.

On January 13, 2006, the Company requested additional extensions to perform additional procedures to update all activities since the initial Annual Report on Form 10-K was filed on March 31, 2005, including updating its assessment of its internal controls over financial reporting.

Subsequent Events

On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business (the “global biologics manufacturing business”) to Ferring B.V. and Ferring International Centre SA, subsidiaries of Ferring Holding S.A., for $80 million cash plus the assumption by Ferring International Centre SA of liabilities of Savient relating to the global biologics manufacturing business. The terms of the sale provide that Savient will receive the $80 million in three cash installments: $55 million was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a post-closing working capital adjustment.

The obligations of Ferring B.V. and Ferring International Centre SA under the purchase agreements and promissory notes are guaranteed by Ferring Holding S.A. pursuant to a Parent Guarantee dated as of March 23, 2005.

In connection with the closing, the Company’s co-promotion agreement with Ferring for Euflexxa™ (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company and would allow the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase®(PEG-uricase), which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions detailed immediately below the Company determined that it was best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then supplemented to expand the scope of this labeling following the closing of our sale of the global biologics manufacturing business. Subsequently, on September 16, 2005 the FDA approved the final launch labeling for Euflexxa to include a requirement for refrigerated storage conditions, making Euflexxa the only refrigerated product in the market. Additionally, the Center for Medicare and Medicaid Services had determined to assign reimbursement pricing lower than originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc®.

On December 8, 2005, the Company and Ferring entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co-promotion agreement, on December 15, 2005, the Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring, as evidenced by the two promissory notes, in connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

On December 1, 2005, the Company concluded an agreement with Duramed Pharmaceuticals, Inc., a subsidiary of Barr Pharmaceuticals, Inc., Organon USA Inc. and Organon (Ireland) Ltd. for the settlement of ongoing patent litigation in the U.S. District Court for the District of New Jersey regarding Duramed’s generic version of Mircette®, which Duramed markets under the trade name Kariva®. Under the terms of the agreement in addition to agreeing to the settlement of its damage claims in the patent litigation, the Company consented to Duramed’s acquisition of the exclusive rights to Organon’s Mircette (desogestrel/ethinyl estradiol) oral contraceptive product. In exchange for its agreement and consent, the Company received a payment of $13.75 million in settlement of its damage claims and as prepaid future royalties on sales in the United States of Mircette and Kariva, which yielded the Company approximately $10.8 million after the payment of pass-through revenue sharing to the inventor from whom the Company acquired the patents covering Mircette.

On December 15, 2005, the Company made the decision to terminate all development efforts, and to terminate its license agreement with the Regents of the University of California, San Diego campus, with respect to its developmental drug candidate Prosaptide. This determination was made by the Company after a thorough and in depth review and analysis of the final study report data from the Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy, which was terminated earlier in the year after a scheduled interim analysis determined that even if continued to its planned end there was little chance that the trial would demonstrate efficacy in the designated patient population. Additionally, in making this determination the Company and its panel of independent experts reviewed in detail the results obtained from the totality of the clinical trials and preclinical pharmacology studies of Prosaptide and determined that the data did not support a determination that pursuit of new clinical trials directed to alternate indications would have a high probability of success.

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals, Inc. of the Company’s injectable testosterone product for male hypogonadism, Delatestryl®. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from the Company in three installments equaling approximately $1.9 million its inventory of finished product.

Back to Contents

PART II

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2000 (1)	Restated Unaudited 2001 (2)	Restated 2002	Restated 2003 (3)	Restated 2004

	(in thousands except per share data)
Statement of Operations Data:
Product sales, net	$62,149	$85,622	$94,893	$123,771	$116,629

Total revenues	72,761	93,290	101,752	131,450	123,895
Write-off of in-process research and development acquired	—	26,690	—	—	—
Total expenses	67,396	99,089	90,169	117,330	136,911

Operating income (loss)	5,365	(5,799)	11,583	14,120	(13,016)
Other income (expense), net	7,376	(4,929)	1,642	3,635	(756)
Income tax expense	3,798	4,733	4,546	5,301	13,743

Income (loss) before cumulative effect of change in accounting principle	8,943	(15,461)	8,679	12,454	(27,515)
Cumulative effect of change in accounting principle	(8,178)	—	—	—	—

Net income (loss)	$765	$(15,461)	$8,679	$12,454	$(27,515)

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$(0.27)	$0.15	$0.21	$(0.46)
Cumulative effect of change in accounting principle	(0.15)	—	—	—	—

Net income (loss)	$0.01	$(0.27)	$0.15	$0.21	$(0.46)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.15	$(0.27)	$0.15	$0.21	$(0.46)
Cumulative effect of change in accounting principle	(0.14)	—	—	—	—

Net income (loss)	$0.01	$(0.27)	$0.15	$0.21	$(0.46)

Weighted average shares outstanding:
Basic	54,320	57,230	58,480	59,194	60,066
Diluted	56,885	57,230	58,659	59,798	60,066

	As of December 31,

	2000	Restated Unaudited 2001	Restated 2002	Restated 2003	Restated 2004

	(in thousands)
Balance Sheet Data:
Working capital	$154,089	$138,063	$27,384	$35,374	$28,036
Total assets	209,960	235,007	285,520	290,747	256,501
Long-term liabilities	24,593	24,125	17,895	11,754	6,624
Stockholders’ equity	152,645	172,005	182,502	199,389	174,384

(1)
Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB 104, issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 104, we changed the way we recognize revenue from contract fees for the license of marketing and distribution rights where the consideration is a one-time nonrefundable payment. Prior to the issuance of SAB 104, we recorded revenue from the license of marketing and

Back to Contents

distribution rights when the rights were licensed and/or when these payments were received. Effective January 1, 2000, we recorded a cumulative effect of a change in accounting principle related to contract revenues recognized in prior years in the amount of $12,558,000, net of income taxes of $4,380,000, of which $853,000, $1,156,000, $1,146,000 and $971,000 was recognized as contract fee revenue in 2000, 2001, 2002 and 2003, respectively. Contract revenues are now being recognized over the term of the related agreements.

(2)
The Company has made certain restatement adjustments that pertain to 2001. The audit firm that opined on the 2001 consolidated financial statements is not the current audit firm engaged by the Company and thus selected financial data for this period, as restated, is unaudited. These adjustments included rebate allowances related to contracts with Medicaid and other government agencies and purchase accounting adjustments related to the Company’s acquisition of Myelos Corporation.

In connection with our acquisition of Myelos Corporation and based on an independent valuation, we allocated $45,600,000 to in-process research and development projects of Myelos Corporation, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. In-process research and development was reduced to $26,690,000 since the consideration paid by the Company for Myelos Corporation was lower than the net assets acquired. The difference between the consideration paid and the net assets acquired was allocated pro rata to non-current assets in accordance with APB No. 16, Business Combinations; non-current assets primarily included in-process research and development. At the date of acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the net in-process and development of $26,690,000 was expensed as of the acquisition date.

(3)
On September 25, 2003, we signed a Termination Agreement with DePuy Orthopaedics, Inc., which we refer to as DePuy, that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties. The Distribution Agreement provided DePuy with distribution rights to Savient HA. Upon execution of the Distribution Agreement, DePuy paid us a $5 million nonrefundable up front license fee, which we were recognizing as contract fee revenue over the term of the agreement in accordance with SAB 104. As a result of the Termination Agreement, we recognized as other income the remaining deferred fees paid by DePuy of $3,354,000 (on a pre-tax basis) that had been previously deferred in accordance with SAB 104.

Effects of The Restatement

The following tables reconcile the Company’s consolidated financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Additionally, set forth below for each of the tables is an explanation of the restatement adjustments. Please refer to the discussion herein regarding further explanation of the restatement adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements.”

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

The annual effects of the restatement are as follows:

	For the Year Ended December 31,
	2002	2003	2004

Net income (loss), as previously reported	$9,717	$13,922	$(35,272)
Adjustments to net income (loss):
Product sales:
Return allowance (a)	(1,364)	(3,342)	10,866
Medicaid rebate accruals (b)	(302)	1,581	(258)
Chargeback accruals (c)	452	686	12
General and administrative:
Sales and Use tax accrual (d)	—	—	(1,355)
Cost of sales:
Inventory reserves (e)	(341)	(1,253)	(2,414)
Commissions and royalties:
Commission accrual (f)	—	—	96
Income tax expense (g)	517	860	810

Net income (loss), as restated	$8,679	$12,454	$(27,515)

Earnings (loss) per common share
As previously reported:
Basic	$0.17	$0.24	$(0.59)

Diluted	$0.17	$0.23	$(0.59)

As restated:
Basic	$0.15	$0.21	$(0.46)

Diluted	$0.15	$0.21	$(0.46)

Weighted average number of common and common equivalent shares:
Basic	58,480	59,194	60,066
Diluted	58,659	59,798	60,066

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Return allowance — The 2002 adjustment relates to return reserves for Oxandrin and Delatestryl of $1,163 and $201, respectively. The 2002 reserve accounts for the contractual change of accepting returns for credit versus for replacement product. The 2003 adjustment includes additional return reserves for Oxandrin and Delatestryl of $3,263 and $79, respectively. In 2004, the Company had previously recorded a return reserve of approximately $13,114. This reserve was overstated by $6,160. The restatement reallocated $4,706 to previous periods based upon product sales. The balance of the adjustment of $2,248 was the reserve required for 2004 ($2,212 for Oxandrin and $36 for Delatestryl).

(b)
Medicaid rebate accruals — The Company had under accrued for Medicaid rebates prior to 2003. During 2003 the Company had increased its reserves. The restatement reallocated $1,525 of that reserve to earlier periods that were previously under accrued ($302 to 2002 and $1,223 to 2001). The remaining restatement adjustment in 2003 relates to an over reserve of $56. During 2004, the Company corrected certain quarterly under accruals which on an annual basis resulted in restatement adjustments of $258.

(c)
Chargeback accruals — The chargeback accruals previously recorded in 2002 were overstated due to an under accrual in 2001. The correction of the under accrual resulted in an adjustment of $452 during 2002. The 2003 chargeback accruals previously recorded in 2003 were overstated by $686. The 2004 adjustment of $12 is net of quarterly increases and decreases in reserves.

(d)	Sales and Use tax accrual — The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(e)
Inventory reserves — The 2002 reserves required for Oxandrin of $341 related to the excess production of the 10mg dosage launch. The 2003 adjustment includes $1,253 of additional reserves required for Oxandrin due to excess production coupled with declining demand for the 2.5mg dosage. The 2004 adjustment includes additional reserves of $3,193 for excess production related to Oxandrin. In addition, 2004 includes a $779 reserve reduction related to Delatestryl. The Company had previously reserved all Delatestryl inventory in anticipation of generic market erosion, however, based upon forecasted and actual sales activity a complete inventory write-down was not deemed necessary.

(f)	Commission accrual — The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(g)
Income tax expense — Tax impact of previously described adjustments. The reduction of the tax provision that resulted from the restatement adjustments in 2002 and 2003 was offset by the increase in the tax provision in 2004 due to the recording of a valuation allowance on the Company’s deferred tax assets. The Company has also reduced its tax payable and related tax expense in 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

	December 31, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Year Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$22,447	—	—	$22,447
Short-term investments	2,835	—	—	2,835
Accounts receivable, net (a)	15,659	—	9,419	25,078
Inventories, net (b)	21,098	(1,594)	(2,414)	17,090
Deferred income taxes (c)	—	2,331	(2,331)	—
Prepaid expenses and other current assets	4,250	—	—	4,250

Total current assets	66,289			71,700

Property and equipment, net	67,018	—	—	67,018
Intangible assets, net	71,688	—	—	71,688
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	—	(451)	451	—
Severance pay funded	2,945	—	—	2,945
Other assets (d)	3,108	(79)	—	3,029

Total assets	$251,169			$256,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$11,340	503	(2,690)	$9,153
Current portion of deferred revenues	1,112	—	—	1,112
Current portion of long-term debt	5,903	—	—	5,903
Other current liabilities (e)	23,665	3,773	58	27,496

Total current liabilities	42,020			43,664

Long-term debt	—	—	—	—
Deferred revenues	10,180	—	—	10,180
Severance pay	6,624	—	—	6,624
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	21,649	—	—	21,649
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued and outstanding: 60,457,000 in 2004	606	—	—	606
Additional paid in capital	218,699	—	—	218,699
Accumulated deficit	(67,203)	11,959	7,757	(47,487)
Accumulated other comprehensive income	2,566	—	—	2,566

Total stockholders’ equity	154,668			174,384

Total liabilities and stockholders’ equity	$251,169			$256,501

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities.

(b)
Inventories, net — Current year adjustments relate to Oxandrin inventory reserve additions of $3,193, offset by a Delatestryl inventory reserve reduction of $779. Prior period adjustments relate to Oxandrin inventory reserve additions of $1,594.

(c)
Deferred income taxes — Deferred income tax assets were adjusted for the restatement adjustments. The current year adjustments are due to valuation adjustments in the current period related to the loss position of the Company. Taxes payable was also adjusted for the impact of the restatement items, including the adjustment during 2004 primarily related to the resolution of an IRS tax audit.

(d)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e)
Other current liabilities — Current year adjustments relate to Oxandrin and Delatestryl return reserves of $1,445 and $2, respectively ($9,419 was reclassified from accounts receivable, net and the total return reserve was reduced by $10,866). The current year adjustment also includes an accrual of $1,355 related to an ongoing Sales and Use tax audit with the State of New Jersey. The remaining current year adjustment relates to a chargeback reserve reduction of $12, a Medicaid reserve increase of $258 and a commission accual decrease of $96. The prior year adjustments relate to Oxandrin and Delatestryl return allowance increases of $4,426 and $280, respectively. The remaining prior period adjustment relates to chargeback and Medicaid reserve reductions of $877 and $56, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

	Year Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$106,009	$10,620	$116,629
Contract fees	923	—	923
Royalties	5,352	—	5,352
Other revenues	991	—	991

	113,275	10,620	123,895

Expenses:
Research and development	27,800	—	27,800
Marketing and sales	23,598	—	23,598
General and administrative (b)	30,297	1,355	31,652
Retirement	2,085	—	2,085
Cost of sales (c)	37,118	2,414	39,532
Restructuring	1,962	—	1,962
Amortization of intangibles associated with acquisitions	4,050	—	4,050
Commissions and royalties (d)	6,328	(96)	6,232

	133,238	3,673	136,911

Operating income (loss)	(19,963)	6,947	(13,016)
Other expense, net	(756)	—	(756)

Income (loss) before income taxes	(20,719)	6,947	(13,772)
Income tax expense (benefit) (e)	14,553	(810)	13,743

Net income (loss)	$(35,272)	$7,757	$(27,515)

Earnings (loss) per common share:
Basic	$(0.59)	$0.13	$(0.46)

Diluted	$(0.59)	$0.13	$(0.46)

Weighted average number of common and common equivalent shares:
Basic	60,066	—	60,066
Diluted	60,066	—	60,066

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $10,623 and $243, respectively, an increase in the Medicaid reserve of $258, and a decrease to the chargeback reserve of $12.

(b)	General and administrative – The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(c)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $3,193 and a decrease in the Delatestryl inventory reserve of $779.

(d)	Commissions and royalties – The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(e)
Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments. The Company has also restated its tax payable as of December 31, 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

	December 31, 2003
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Year Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$17,219	—	—	$17,219
Short-term investments	5,582	—	—	5,582
Accounts receivable, net	33,375	—	—	33,375
Inventories, net (a)	20,216	(341)	(1,253)	18,622
Deferred income taxes (b)	2,888	1,355	976	5,219
Prepaid expenses and other current assets	4,163	—	—	4,163

Total current assets	83,443			84,180

Property and equipment, net	70,426	—	—	70,426
Intangible assets, net	75,743	—	—	75,743
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	13,767	(846)	395	13,316
Severance pay funded	2,660	—	—	2,660
Other assets (c)	4,380	(79)	—	4,301

Total assets	$290,540			$290,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$16,816	(9)	512	$17,319
Current portion of deferred revenues	848	—	—	848
Current portion of long-term debt	7,020	—	—	7,020
Other current liabilities (d)	19,846	2,698	1,075	23,619

Total current liabilities	44,530			48,806

Long-term debt	5,903	—	—	5,903
Deferred revenues	7,836	—	—	7,836
Severance pay	5,851	—	—	5,851
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	22,962	1	(1)	22,962
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued and outstanding: 59,618,000 in 2003	595	—	—	595
Additional paid in capital	216,706	—	—	216,706
Accumulated deficit	(31,931)	13,427	(1,468)	(19,972)
Accumulated other comprehensive income	2,060	—	—	2,060

Total stockholders’ equity	187,430			199,389

Total liabilities and stockholders’ equity	$290,540			$290,747

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Current year adjustments relate to reduced Oxandrin inventory valuation. Prior period adjustments also relate to reduced inventory valuation.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current year adjustments relate to return reserve increases ($3,263 for Oxandrin and $79 for Delatestryl) offset by chargeback and Medicaid reserve decreases of $686 and $1,581, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

	Year Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$124,846	$(1,075)	$123,771
Contract fees	1,340	—	1,340
Royalties	3,227	—	3,227
Other revenues	3,112	—	3,112

	132,525	(1,075)	131,450

Expenses:
Research and development	31,797	—	31,797
Marketing and sales	23,303	—	23,303
General and administrative	26,744	—	26,744
Cost of sales (b)	24,745	1,253	25,998
Amortization of intangibles associated with acquisitions	4,050	—	4,050
Commissions and royalties	5,438	—	5,438

	116,077	1,253	117,330

Operating income (loss)	16,448	(2,328)	14,120
Other income, net	3,635	—	3,635

Income (loss) before income taxes	20,083	(2,328)	17,755
Income tax expense (benefit) (c)	6,161	(860)	5,301

Net income (loss)	$13,922	$(1,468)	$12,454

Earnings (loss) per common share:
Basic	$0.24	$(0.03)	$0.21

Diluted	$0.23	$(0.02)	$0.21

Weighted average number of common and common equivalent shares:
Basic	59,194	—	59,194
Diluted	59,798	—	59,798

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $3,263 and $79, respectively, a decrease in the Medicaid reserve of $1,581, and a decrease to the chargeback reserve of $686.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $1,253.

(c)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	December 31, 2002
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Year Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$12,211	—	—	$12,211
Short-term investments	4,336	—	—	4,336
Accounts receivable, net	35,764	—	—	35,764
Inventories, net (a)	16,612	—	(341)	16,271
Deferred income taxes (b)	4,176	—	1,355	5,531
Prepaid expenses and other	2,829	—	—	2,829

Total current assets	75,928			76,942

Property and equipment, net	66,596	—	—	66,596
Intangible assets, net	79,878	—	—	79,878
Goodwill	40,080	—	—	40,080
Deferred income taxes (b)	16,380	—	(846)	15,534
Severance pay funded	2,783	—	—	2,783
Other assets (c)	3,786	(79)	—	3,707

Total assets	$285,431			$285,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$21,618	—	(9)	$21,609
Deferred revenues	1,557	—	—	1,557
Current portion of long-term debt	6,674	—	—	6,674
Other current liabilities (d)	17,020	1,484	1,214	19,718

Total current liabilities	46,869			49,558

Long-term debt	12,222	—	—	12,222
Deferred revenues	11,628	—	—	11,628
Severance pay	5,673	—	—	5,673
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,936	—	1	23,937
Commitments and contingent liabilities Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 58,733,000 in 2002	587	—	—	587
Additional paid in capital	214,224	—	—	214,224
Accumulated deficit	(45,853)	14,465	(1,038)	(32,426)
Accumulated other comprehensive income	117	—	—	117

Total stockholders’ equity	169,075			182,502

Total liabilities and stockholders’ equity	$285,431			$285,520

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Current year adjustments relate to reduced Oxandrin inventory valuation.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current year adjustments relate to return reserve increases ($1,163 for Oxandrin and $201 for Delatestryl) and an increase in the Medicaid reserve of $302 offset by chargeback reserve decrease of $452. Prior period adjustments relate to increases in Medicaid and chargeback reserves of $1,223 and $261, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

	Year Ended December 31, 2002
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$96,107	$(1,214)	$94,893
Contract fees	1,804	—	1,804
Royalties	3,891	—	3,891
Other revenues	1,164	—	1,164

	102,966	(1,214)	101,752

Expenses:
Research and development	32,783	—	32,783
Marketing and sales	22,143	—	22,143
General and administrative	17,582	—	17,582
Cost of sales (b)	14,148	341	14,489
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	2,159	—	2,159

	89,828	341	90,169

Operating income (loss)	13,138	(1,555)	11,583
Other income, net	1,642	—	1,642

Income (loss) before income taxes	14,780	(1,555)	13,225
Income tax expense (benefit) (c)	5,063	(517)	4,546

Net income (loss)	$9,717	$(1,038)	$8,679

Earnings (loss) per common share:
Basic	$0.17	$(0.02)	$0.15

Diluted	$0.17	$(0.02)	$0.15

Weighted average number of common and common equivalent shares:
Basic	58,480	—	58,480
Diluted	58,659	—	58,659

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $1,163 and $201, respectively, an increase in the Medicaid reserve of $302, and a decrease to the chargeback reserve of $452.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $341.

(c)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

The quarterly effects of the restatement are as follows:

	2004 Quarterly Periods
	March 31,	June 30,	September 30,	December 31,

Net income (loss), as previously reported	$1,178	$(31,888)	$(5,209)	$647
Adjustments to net income (loss):
Product sales:
Return allowance (a)	125	3,282	6,197	1,262
Medicaid rebate accruals (b)	116	(1,030)	(17)	673
Chargeback accruals (c)	261	(2)	(251)	4
General and administrative:
Sales and Use tax accrual (d)	—	—	—	(1,355)
Cost of sales:
Inventory reserves (e)	—	45	(69)	(2,390)
Commissions and royalties:
Commission accrual (f)	—	—	—	96
Income tax expense (benefit) (g)	(139)	(1,741)	—	2,690

Net income (loss), as restated	$1,541	$(31,334)	$651	$1,627

Earnings (loss) per common share
As previously reported:
Basic	$0.02	$(0.53)	$(0.09)	$0.01

Diluted	$0.02	$(0.53)	$(0.09)	$0.01

As restated:
Basic	$0.03	$(0.52)	$0.01	$0.03

Diluted	$0.03	$(0.52)	$0.01	$0.03

Weighted average number of common and common equivalent shares:
Basic	59,734	59,962	60,182	60,381
Diluted	60,331	59,962	60,183	60,390

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Return allowance — In 2004, the Company had previously recorded a return reserve of approximately $13,114. This reserve was overstated by $6,160. The restatement reallocated $4,706 to previous periods based upon product sales. The balance of the adjustment of $2,248 was the provision required for 2004 ($2,212 for Oxandrin and $36 for Delatestryl). The first, second, third, and fourth quarter 2004 amounts related to the Oxandrin $2,212 annual provision was $1,025, $116, $548, and $523, respectively.

(b)
Medicaid rebate accruals — During 2004, the Company corrected certain quarterly under accruals which on an annual basis resulted in restatement adjustments of $258. The adjustments primarily reallocated reserves from the fourth quarter to the second quarter.

(c)	Chargeback accruals — The 2004 adjustment nets to $12, however there were quarterly adjustments that primarily reallocated reserves between the first and third quarters.

(d)	Sales and Use tax accrual — The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(e)
Inventory reserves — The 2004 adjustment includes additional reserves of $3,238 for excess production related to Oxandrin ($848 in the third quarter and $2,390 in the fourth quarter). In addition, 2004 includes a reserve adjustment in the second quarter of $45 related to Oxandrin and a $779 reserve reduction related to Delatestryl (third quarter). The Company had previously reserved all Delatestryl inventory in anticipation of generic market erosion.

(f)	Commission accrual — The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(g)
Income tax expense (benefit) — Tax impact of previously described adjustments. The Company has also restated its tax payable as of December 31, 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	2003 Quarterly Periods
	March 31,	June 30,	September 30,	December 31,

Net income, as previously reported	$2,982	$2,512	$4,358	$4,070
Adjustments to net income:
Product sales:
Return allowance (a)	(310)	(397)	(1,072)	(1,563)
Medicaid rebate accruals (b)	(29)	989	(100)	721
Chargeback accruals (c)	100	460	(8)	134
Cost of sales:
Inventory reserves (d)	—	—	—	(1,253)
Income tax expense (benefit) (e)	89	(389)	436	724

Net income, as restated	$2,832	$3,175	$3,614	$2,833

Earnings per common share
As previously reported:
Basic	$0.05	$0.04	$0.07	$0.07

Diluted	$0.05	$0.04	$0.07	$0.07

As restated:
Basic	$0.05	$0.05	$0.06	$0.05

Diluted	$0.05	$0.05	$0.06	$0.05

Weighted average number of common and common equivalent shares:
Basic	58,840	59,044	59,339	59,541
Diluted	58,895	59,485	60,164	60,519

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Return allowance — The 2003 adjustment includes additional return provisions for Oxandrin and Delatestryl of $3,263 and $79, respectively. The increase in the reserves in the third and fourth quarters of 2003 is due to sales of Oxandrin product with short expiration shelf life.

(b)
Medicaid rebate accruals — The Company had under accrued for Medicaid rebates prior to 2003. During 2003 the Company had increased their reserves. The restatement reallocated $1,525 of that provision to earlier periods that were previously under accrued ($302 to 2002 and $1,223 to 2001). The remaining restatement adjustment in 2003 relates to an over reserve of $56. The reallocation primarily related to the second and fourth quarters of 2003.

(c)	Chargeback accruals — The 2003 chargeback accruals previously recorded in 2003 were overstated by $686. The adjustments relate primarily to the first, second, and fourth quarters.

(d)	Inventory reserves — The fourth quarter 2003 adjustment includes $1,253 of additional reserves required for Oxandrin due to excess production coupled with declining demand for the 2.5mg dosage.

(e)	Income tax expense (benefit) — Tax impact of previously described adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	March 31, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$20,098	—	—	$20,098
Short-term investments	5,571	—	—	5,571
Accounts receivable, net (a)	29,901	—	1,006	30,907
Inventories, net (b)	20,146	(1,594)	—	18,552
Deferred income taxes (c)	2,938	2,331	—	5,269
Prepaid expenses and other current assets	4,406	—	—	4,406

Total current assets	83,060			84,803

Property and equipment, net	70,095	—	—	70,095
Intangible assets, net	74,725	—	—	74,725
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	13,766	(451)	—	13,315
Severance pay funded	2,649	—	—	2,649
Other assets (d)	4,778	(79)	—	4,699

Total assets	$289,194			$290,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$17,912	503	139	$18,554
Current portion of long-term debt	7,027	—	—	7,027
Deferred revenues	867	—	—	867
Other current liabilities (e)	17,230	3,773	504	21,507

Total current liabilities	43,036			47,955

Long-term debt	4,144	—	—	4,144
Deferred revenues	8,098	—	—	8,098
Severance pay	5,985	—	—	5,985
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	22,466	—	—	22,466
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 59,806,000 at March 31, 2004	598	—	—	598
Additional paid-in capital	217,147	—	—	217,147
Accumulated deficit	(30,753)	11,959	363	(18,431)
Accumulated other comprehensive income	2,445	—	—	2,445

Total stockholders’ equity	189,437			201,759

Total liabilities and stockholders’ equity	$289,194			$290,407

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities.

(b)	Inventories, net — Prior period adjustments relate to Oxandrin 2002 and 2003 inventory valuation adjustments.

(c)	Deferred income taxes — Deferred income tax assets were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(d)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e)
Other current liabilities — Current period relates to adjustments in Oxandrin and Delatestryl return reserves of $863 and $18, respectively ($1,006 was reclassified from accounts receivable, net and reduced by $125), offset by chargeback and Medicaid reserve decreases of $261 and $116, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $4,426 and $280, respectively, offset by chargeback and Medicaid reserve decreases of $877 and $56, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended March 31, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$32,201	$502	$32,703
Contract fees	230	—	230
Royalties	932	—	932
Other revenues	40	—	40

	33,403	502	33,905

Expenses:
Research and development	8,664	—	8,664
Marketing and sales	6,666	—	6,666
General and administrative	5,372	—	5,372
Cost of sales	8,651	—	8,651
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	1,403	—	1,403

	31,769	—	31,769

Operating income	1,634	502	2,136
Other income, net	73	—	73

Income before income taxes	1,707	502	2,209
Income tax expense (b)	529	139	668

Net income	$1,178	$363	$1,541

Earnings per common share:
Basic	$0.02	$0.01	$0.03

Diluted	$0.02	$0.01	$0.03

Weighted average number of common and common equivalent shares:
Basic	59,734	—	59,734
Diluted	60,331	—	60,331

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to a decrease in the Oxandrin return reserve of $140, an increase in the Delatestryl return reserve of $15, a decrease in the Medicaid reserve of $116, and a decrease to the chargeback reserve of $261.

(b)	Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	June 30, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$21,021	—	—	$21,021
Short-term investments	5,370	—	—	5,370
Accounts receivable, net (a)	13,903	1,006	1,953	16,862
Inventories, net (b)	19,918	(1,594)	45	18,369
Deferred income taxes (c)	252	2,331	(2,331)	252
Prepaid expenses and other current assets	3,815	—	—	3,815

Total current assets	64,279	—	—	65,689

Property and equipment, net	68,912	—	—	68,912
Intangible assets, net	73,713	—	—	73,713
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	—	(451)	451	—
Severance pay funded	2,815	—	—	2,815
Other assets (d)	3,778	(79)	—	3,699

Total assets	$253,618			$254,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$14,492	642	(139)	$14,995
Current portion of long-term debt	7,034	—	—	7,034
Deferred revenues	880	—	—	880
Other current liabilities (e)	18,851	4,277	(297)	22,831

Total current liabilities	41,257			45,740

Long-term debt	2,383	—	—	2,383
Deferred revenues	7,869	—	—	7,869
Severance pay	6,353	—	—	6,353
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	22,138	—	—	22,138
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,053,000 at June 30, 2004	601	—	—	601
Additional paid-in capital	217,707	—	—	217,707
Accumulated deficit	(62,641)	12,322	554	(49,765)
Accumulated other comprehensive income	1,923	—	—	1,923

Total stockholders’ equity	157,590	—	—	170,466

Total liabilities and stockholders’ equity	$253,618			$254,949

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities. The prior period adjustment relates to the reclassification that occurred during the first quarter of 2004.

(b)
Inventories, net — Current period adjustment relates to an additional Oxandrin return reserve decrease of $45. Prior period adjustments relate to Oxandrin 2002 and 2003 inventory valuation adjustments.

(c)	Deferred income taxes — Deferred income tax assets were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(d)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e)
Other current liabilities — Current period relates to an adjustment in the Oxandrin return reserve of $1,332 ($1,953 was reclassified from accounts receivable, net and the total reserve was reduced by $3,282) offset by an increase in the Medicaid reserve of $1,030. The remaining current period adjustment of $5 relates to offsetting amounts for a Delatestryl return reserve increase and a chargeback reserve decrease. Prior period relates to adjustments in Oxandrin and Delatestryl return reserves of $5,289 and $298, respectively, ($1,006 was reclassified from accounts receivable, net and increased by $4,581) offset by chargeback and Medicaid reserve decreases of $1,138 and $172, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$14,342	$2,250	$16,592
Contract fees	220	—	220
Royalties	2,872	—	2,872
Other revenues	254	—	254

	17,688	2,250	19,938

Expenses:
Research and development	6,882	—	6,882
Marketing and sales	5,868	—	5,868
General and administrative	7,395	—	7,395
Retirement	2,110	—	2,110
Cost of sales (b)	7,576	(45)	7,531
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties	1,507	—	1,507

	32,350	(45)	32,305

Operating income (loss)	(14,662)	2,295	(12,367)
Other expense, net	(769)	—	(769)

Income (loss) before income taxes	(15,431)	2,295	(13,136)
Income tax expense (c)	16,457	1,741	18,198

Net income (loss)	$(31,888)	$554	$(31,334)

Earnings (loss) per common share:
Basic	$(0.53)	$0.01	$(0.52)

Diluted	$(0.53)	$0.01	$(0.52)

Weighted average number of common and common equivalent shares:
Basic	59,962	—	59,962
Diluted	59,962	—	59,962

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $3,152 and $130, respectively, an increase in the Medicaid reserve of $1,030, and an increase to the chargeback reserve of $2.

(b)	Cost of sales — The adjustment relates to a decrease in the Oxandrin inventory reserve of $45.

(c)	Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	September 30, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$21,984	—	—	$21,984
Short-term investments	2,736	—	—	2,736
Accounts receivable, net (a)	11,962	2,959	5,137	20,058
Inventories, net (b)	21,648	(1,549)	(69)	20,030
Deferred income taxes	99	—	—	99
Prepaid expenses and other current assets	3,912	—	—	3,912

Total current assets	62,341			68,819

Property and equipment, net	67,665	—	—	67,665
Intangible assets, net	72,700	—	—	72,700
Goodwill	40,121	—	—	40,121
Severance pay funded	2,923	—	—	2,923
Other assets (c)	3,627	(79)	—	3,548

Total assets	$249,377			$255,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (d)	$17,854	503	—	$18,357
Current portion of long-term debt	7,040	—	—	7,040
Deferred revenues	856	—	—	856
Other current liabilities (e)	18,816	3,980	(792)	22,004

Total current liabilities	44,566			48,257

Long-term debt	621	—	—	621
Deferred revenues	7,671	—	—	7,671
Severance pay	6,089	—	—	6,089
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes	21,850	—	—	21,850
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,264,000 at September 30, 2004	603	—	—	603
Additional paid-in capital	218,087	—	—	218,087
Accumulated deficit	(67,850)	12,876	5,860	(49,114)
Accumulated other comprehensive income	1,712	—	—	1,712

Total stockholders’ equity	152,552			171,288

Total liabilities and stockholders’ equity	$249,377			$255,776

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities. The prior period adjustment relates to the reclassifications that occurred during the first and second quarter of 2004.

(b)
Inventories, net — Current period adjustments relate to a valuation reserve for the Oxandrin inventory of $848 offset by a Delatestryl inventory valuation reserve decrease of $779. Prior period adjustments relate to Oxandrin inventory valuation adjustments.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)	Accounts payable — Taxes payable was adjusted for the impact of the restatement items.

(e)
Other current liabilities — Current period relates to adjustments in Oxandrin and Delatestryl return reserves of $1,038 and $22, respectively, ($5,137 was reclassified from accounts receivable, net and the total reserve was reduced by $6,197) offset by increases Medicaid and chargeback reserves of $17 and $251, respectively. Prior period relates to adjustments in Oxandrin and Delatestryl return reserves of $3,956 and $302, respectively ($2,959 was reclassified from accounts receivable, net and the total reserve was increased by $1,299). Prior period adjustments also include chargeback reserve decreases of $1,136 and a Medicaid reserve increase of $858.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$23,593	$5,929	$29,522
Contract fees	222	—	222
Royalties	1,044	—	1,044
Other revenues	697	—	697

	25,556	5,929	31,485

Expenses:
Research and development	6,265	—	6,265
Marketing and sales	5,175	—	5,175
General and administrative	5,999	—	5,999
Cost of sales (b)	9,556	69	9,625
Restructuring	313	—	313
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	1,620	—	1,620

	29,941	69	30,010

Operating income (loss)	(4,385)	5,860	1,475
Other income, net	326	—	326

Income (loss) before income taxes	(4,059)	5,860	1,801
Income tax expense	1,150	—	1,150

Net income (loss)	$(5,209)	$5,860	$651

Earnings (loss) per common share:
Basic	$(0.09)	$0.10	$0.01

Diluted	$(0.09)	$0.10	$0.01

Weighted average number of common and common equivalent shares:
Basic	60,182	—	60,182
Diluted	60,182	1	60,183

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $6,161 and $36, respectively, an increase in the Medicaid reserve of $17, and an increase to the chargeback reserve of $251.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $848 offset by a decrease in the Delatestryl inventory reserve of $779.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$35,873	$1,939	$37,812
Contract fees	251	—	251
Royalties	504	—	504

	36,628	1,939	38,567

Expenses:
Research and development	5,989	—	5,989
Marketing and sales	5,889	—	5,889
General and administrative (b)	11,531	1,355	12,886
Retirement	(25)	—	(25)
Cost of sales (c)	11,335	2,390	13,725
Restructuring	1,649	—	1,649
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties (d)	1,798	(96)	1,702

	39,178	3,649	42,827

Operating loss	(2,550)	(1,710)	(4,260)
Other expense, net	(386)	—	(386)

Loss before income taxes	(2,936)	(1,710)	(4,646)
Income tax expense (benefit) (e)	(3,583)	(2,690)	(6,273)

Net income	$647	$980	$1,627

Earnings per common share:
Basic	$0.01	$0.02	$0.03

Diluted	$0.01	$0.02	$0.03

Weighted average number of common and common equivalent shares:
Basic	60,381	—	60,381
Diluted	60,390	—	60,390

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $1,170 and $92, respectively, a decrease in the Medicaid reserve of $673, and a decrease to the chargeback reserve of $4.

(b)	General and administrative – The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(c)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $2,390.

(d)	Commissions and royalties – The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(e)
Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments. The Company has also restated its tax payable as of December 31, 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	March 31, 2003

	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS:
Current Assets
Cash and cash equivalents	$19,292	—	—	$19,292
Short-term investments	3,807	—	—	3,807
Accounts receivable, net	21,317	—	—	21,317
Inventories, net (a)	15,895	(341)	—	15,554
Deferred income taxes (b)	4,260	1,355	—	5,615
Prepaid expenses and other current assets	2,525	—	—	2,525

Total current assets	67,096			68,110

Property and equipment, net	67,416	—	—	67,416
Intangible assets, net	78,844	—	—	78,844
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	16,353	(846)	—	15,507
Severance pay funded	2,799	—	—	2,799
Other assets (c)	3,696	(79)	—	3,617

Total assets	$276,325			$276,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$13,077	(9)	(89)	$12,979
Current portion of long-term debt	7,006	—	—	7,006
Deferred revenues	1,502	—	—	1,502
Other current liabilities (d)	14,506	2,698	239	17,443

Total current liabilities	36,091			38,930

Long-term debt	11,171	—	—	11,171
Deferred revenues	11,295	—	—	11,295
Severance pay	5,702	—	—	5,702
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,632	1	—	23,633
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 58,919,000 at March 31, 2003	589	—	—	589
Additional paid-in capital	214,690	—	—	214,690
Accumulated deficit	(42,871)	13,427	(150)	(29,594)
Accumulated other comprehensive (loss) income	(2)	—	—	(2)

Total stockholders’ equity	172,406			185,683

Total liabilities and stockholders’ equity	$276,325			$276,414

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Prior period adjustment relates to Oxandrin inventory valuation adjustment of $341 in 2002.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current period relates to increases in Oxandrin and Delatestryl return reserves of $293 and $17, respectively. Current period adjustments also include an increase to the Medicaid reserve of $29 offset by a decrease in the chargeback reserve of $100. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $1,163 and $201, respectively. Prior period adjustments also include chargeback reserve decreases of $191 and a Medicaid reserve increase of $1,525.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended March 31, 2003

	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$26,950	$(239)	$26,711
Contract fees	366	—	366
Royalties	523	—	523
Other revenues	137	—	137

	27,976	(239)	27,737

Expenses:
Research and development	6,448	—	6,448
Marketing and sales	6,571	—	6,571
General and administrative	5,051	—	5,051
Cost of sales	4,486	—	4,486
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	411	—	411

	23,980	—	23,980

Operating income (loss)	3,996	(239)	3,757
Other income, net	382	—	382

Income (loss) before income taxes	4,378	(239)	4,139
Income tax expense (benefit) (b)	1,396	(89)	1,307

Net income (loss)	$2,982	$(150)	$2,832

Earnings (loss) per common share:
Basic	$0.05	$(0.00)	$0.05

Diluted	$0.05	$(0.00)	$0.05

Weighted average number of common and common equivalent shares:
Basic	58,840	—	58,840
Diluted	58,895	—	58,895

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $293 and $17, respectively, an increase in the Medicaid reserve of $29, and a decrease to the chargeback reserve of $100.

(b)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	June 30, 2003

	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS:
Current Assets
Cash and cash equivalents	$19,063	—	—	$19,063
Short-term investments	3,756	—	—	3,756
Accounts receivable, net	19,667	—	—	19,667
Inventories, net (a)	17,178	(341)	—	16,837
Deferred income taxes (b)	4,409	1,355	—	5,764
Prepaid expenses and other current assets	6,773	—	—	6,773

Total current assets	70,846			71,860

Property and equipment, net	68,886	—	—	68,886
Intangible assets, net	77,810	—	—	77,810
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	16,243	(846)	—	15,397
Severance pay funded	3,091	—	—	3,091
Other assets (c)	3,686	(79)	—	3,607

Total assets	$280,683			$280,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$12,255	(98)	389	$12,546
Current portion of long-term debt	7,003	—	—	7,003
Deferred revenues	1,445	—	—	1,445
Other current liabilities (d)	18,043	2,937	(1,052)	19,928

Total current liabilities	38,746			40,922

Long-term debt	9,423	—	—	9,423
Deferred revenues	11,210	—	—	11,210
Severance pay	6,175	—	—	6,175
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,329	1	—	23,330
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 59,112,000 at June 30, 2003	591	—	—	591
Additional paid-in capital	215,123	—	—	215,123
Accumulated deficit	(40,358)	13,277	663	(26,418)
Accumulated other comprehensive income	416	—	—	416

Total stockholders’ equity	175,772			189,712

Total liabilities and stockholders’ equity	$280,683			$280,772

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Prior period adjustment relates to Oxandrin inventory valuation adjustment of $341 in 2002.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current period relates to increases in Oxandrin and Delatestryl return reserves of $382 and $15, respectively. Current period adjustments also include decreases to the Medicaid and chargeback reserves of $989 and $460, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $1,455 and $219, respectively. Prior period adjustments also include chargeback reserve decreases of $291 and a Medicaid reserve increase of $1,554.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended June 30, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$28,048	$1,052	$29,100
Contract fees	377	—	377
Royalties	1,047	—	1,047
Other revenues	1,464	—	1,464

	30,936	1,052	31,988

Expenses:
Research and development	7,408	—	7,408
Marketing and sales	5,407	—	5,407
General and administrative	6,445	—	6,445
Cost of sales	5,194	—	5,194
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties	1,821	—	1,821

	27,287	—	27,287

Operating income	3,649	1,052	4,701
Other income, net	39	—	39

Income before income taxes	3,688	1,052	4,740
Income tax expense (b)	1,176	389	1,565

Net income	$2,512	$663	$3,175

Earnings per common share:
Basic	$0.04	$0.01	$0.05

Diluted	$0.04	$0.01	$0.05

Weighted average number of common and common equivalent shares:
Basic	59,044	—	59,044
Diluted	59,485	—	59,485

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $382 and $15, respectively, a decrease in the Medicaid reserve of $989, and a decrease to the chargeback reserve of $460.

(b)	Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	September 30, 2003
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS:
Current Assets
Cash and cash equivalents	$16,927	—	—	$16,927
Short-term investments	3,787	—	—	3,787
Accounts receivable, net	25,539	—	—	25,539
Inventories, net (a)	18,609	(341)	—	18,268
Deferred income taxes (b)	4,286	1,355	—	5,641
Prepaid expenses and other current assets	5,783	—	—	5,783

Total current assets	74,931			75,945

Property and equipment, net	70,676	—	—	70,676
Intangible assets, net	76,776	—	—	76,776
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	15,830	(846)	—	14,984
Severance pay funded	3,040	—	—	3,040
Other assets (c)	4,173	(79)	—	4,094

Total assets	$285,547			$285,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$18,361	291	(436)	$18,216
Current portion of long-term debt	7,060	—	—	7,060
Deferred revenues	903	—	—	903
Other current liabilities (d)	16,081	1,885	1,180	19,146

Total current liabilities	42,405			45,325

Long-term debt	7,598	—	—	7,598
Deferred revenues	8,048	—	—	8,048
Severance pay	6,432	—	—	6,432
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,626	1	—	23,627
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; issued: 59,468,000 at September 30, 2003	594	—	—	594
Additional paid-in capital	216,212	—	—	216,212
Accumulated deficit	(36,000)	13,940	(744)	(22,804)
Accumulated other comprehensive income	604	—	—	604

Total stockholders’ equity	181,410			194,606

Total liabilities and stockholders’ equity	$285,547			$285,636

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Prior period adjustment relates to Oxandrin inventory valuation adjustment of $341 in 2002.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current period relates to increases in Oxandrin and Delatestryl return reserves of $1,056 and $16, respectively. Current period adjustments also include increases to the Medicaid and chargeback reserves of $100 and $8, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $1,837 and $234, respectively. Prior period adjustments also include chargeback reserve decreases of $751 and a Medicaid reserve increase of $565.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended September 30, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$32,112	$(1,180)	$30,932
Contract fees	327	—	327
Royalties	855	—	855
Other revenues	487	—	487

	33,781	(1,180)	32,601

Expenses:
Research and development	11,528	—	11,528
Marketing and sales	5,412	—	5,412
General and administrative	6,343	—	6,343
Cost of sales	4,876	—	4,876
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	1,704	—	1,704

	30,876	—	30,876

Operating income (loss)	2,905	(1,180)	1,725
Other income, net	3,517	—	3,517

Income (loss) before income taxes	6,422	(1,180)	5,242
Income tax expense (benefit) (b)	2,064	(436)	1,628

Net income (loss)	$4,358	$(744)	$3,614

Earnings (loss) per common share:
Basic	$0.07	$(0.01)	$0.06

Diluted	$0.07	$(0.01)	$0.06

Weighted average number of common and common equivalent shares:
Basic	59,339	—	59,339
Diluted	60,164	—	60,164

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $1,056 and $16, respectively, an increase in the Medicaid reserve of $100, and an increase to the chargeback reserve of $8.

(b)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$37,736	$(708)	$37,028
Contract fees	270	—	270
Royalties	802	—	802
Other revenues	1,024	—	1,024

	39,832	(708)	39,124

Expenses:
Research and development	6,413	—	6,413
Marketing and sales	5,913	—	5,913
General and administrative	8,905	—	8,905
Cost of sales (b)	10,189	1,253	11,442
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties	1,502	—	1,502

	33,934	1,253	35,187

Operating income (loss)	5,898	(1,961)	3,937
Other expense, net	(303)	—	(303)

Income (loss) before income taxes	5,595	(1,961)	3,634
Income tax expense (benefit) (c)	1,525	(724)	801

Net income (loss)	$4,070	$(1,237)	$2,833

Earnings (loss) per common share:
Basic	$0.07	$(0.02)	$0.05

Diluted	$0.07	$(0.02)	$0.05

Weighted average number of common and common equivalent shares:
Basic	59,541	—	59,541
Diluted	60,519	—	60,519

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $1,534 and $29, respectively, a decrease in the Medicaid reserve of $721, and a decrease to the chargeback reserve of $134.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $1,253.

(c)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

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

The audited financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 included in this Form 10-K/A have been restated as discussed in Note 2 to the audited consolidated financial statements in this Form 10-K/A. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K for the year ended December 31, 2004, as originally filed with the Securities and Exchange Commission on March 28, 2005 and as amended on March 31, 2005 (the “Amended Form 10-K”) that was affected by the restatement has been amended and restated to the extent affected. The disclosure contained in the Amended Form 10-K has not been updated or modified except for updates to Items, 6, 7, 8, 9A, and 15 solely to reflect the impact of the restatement and related matters.

Overview

We are a pharmaceutical company engaged in the development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. We distribute our products on a worldwide basis. In the United States, we distribute our products through wholesalers and we market our products to physicians through our own salesforce. In the United Kingdom, we distribute our oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers, and we market our products primarily to physicians through our own sales force. Until our July 18, 2005 divestiture of our global biologics manufacturing business, which we refer to as our biologics divestiture, we distributed our products in Israel directly to hospitals, HMOs and retailers, and we market our products to physicians through our own sales force. Elsewhere in the world, we distribute our products primarily through third party license and distribution relationships. Please see “Explanatory Note— Subsequent Events”.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, we have assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development. In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase®, a product candidate currently entering in Phase 3 clinical trials, and, until our decision on December 15, 2005, included Prosaptide™, our product candidate for which we were exploring indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

We were founded in 1980 as Bio-Technology General Corporation to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty

Back to Contents

pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical trials, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily from our headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. Until our biologics divestiture in July 2005, development and manufacturing activities for our former global biologics manufacturing business were primarily carried out in Israel through our Bio-Technology General (Israel) Ltd. subsidiary.

Our financial results have been heavily dependent on Oxandrin since we introduced it in December 1995. Sales of Oxandrin accounted for 46% of our net product sales in 2004, 45% of our net product sales in 2003 and 47% of our net product sales in 2002. Oxandrin net sales in 2004, 2003 and 2002 were reduced by $2,248,000, $3,437,000 and $1,373,000, respectively as a result of product returns. Oxandrin sales in 2002 were adversely affected by our change to selling directly to wholesalers rather than through a third party distributor. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

Sales of Delatestryl® have decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004, and could continue to decrease further in the future.

On January 9, 2006, we completed our sale to Indevus Pharmaceuticals Inc. of our product Delatestryl. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from us in three installments equaling approximately $1.9 million our inventory of finished product.

Rosemont’s product sales represented a larger percentage of our overall product sales in 2004. Rosemont’s product sales accounted for 29% of our product sales in 2004 and 22% of our product sales in 2003. Given the historical growth of Rosemont product sales in combination with the potential introduction of generic oxandrolone and the divestiture of our global biologics manufacturing business, we expect Rosemont product sales to account for an even higher percentage of our overall product sales in the coming years.

We began to depreciate our manufacturing facility and certain equipment in Be’er Tuvia, Israel in January 2004. As a result, total depreciation expense for our Israeli-based global biologics manufacturing business increased from $1,228,000 in 2003 to $4,511,000 in 2004. We sold this facility as part of our biologics divestiture in July 2005.

Based upon our new strategic business plan to reposition our company to focus on the full development of our pipeline products and upon the current business outlook, the likelihood of our being able to fully realize our deferred income tax benefits against future income became uncertain. Accordingly, in the second quarter of 2004 we recorded a $18,153,000 valuation allowance against our domestic deferred income tax assets and a corresponding provision for income taxes, and in the fourth quarter of 2004, we recorded an additional $5,491,000 valuation allowance against our deferred income tax assets.

Restatement of financial statements

We have restated our consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002. This Amendment No. 2 also includes, for informational purposes, restatements of our quarterly financial statements relating to the years ended December 31, 2004 and 2003 and restatement of our balance sheet as of December 31, 2002. Separately, we are also filing an amendment to our Form 10-Q for the quarter ended March 31, 2005 and filing our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005. We expect to file those documents by January 26,

Back to Contents

2006. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of our Oxandrin and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

We conducted an internal review and investigation of the facts and circumstances that contributed to these errors, as well as other restatement items referred to below. Our Audit Committee also engaged outside consultants to conduct an independent evaluation of the errors made in connection with estimating product returns. Both reviews concluded that there was no evidence of knowingly inappropriate accounting, fraud, or malfeasance however both concurred that certain accounting control remediation would be required.

Historically, we have had minimal returns related to its products. During 2004, we began receiving actual returns of Oxandrin that were at or near expiration of their shelf life. At that time, we determined that an adjustment would be required to accrue for future returns. This return reserve adjustment was based, in part, on notifications received from customers advising us, through our third-party fulfillment center, of their intent to return product. We subsequently determined that certain of those reported returns were in error in that actual units of product returned were significantly less than the amounts originally expected to be returned. We also have determined that in recording our reserves for product returns and inventory we had failed to properly evaluate this data and the resulting impact on such reserves.

Return and inventory reserve estimates related to its products, Oxandrin being the most significant product, have been re-evaluated during the restatement to incorporate the following:

•	Impact of new product launches;

•	Amount of product being manufactured;

•	Product expiration dating;

•	Amount of product being sold into the distribution channel;

•	Amount of product in the distribution channel;

•	Historical return rates;

•	Shelf life of product on hand at the Company and in the channel;

•	Third party data including prescription demand data and wholesaler inventory reports;

•	Impact of potential market erosion due to generic or competing products; and

•	Amount of product disseminated for non-sale purposes.

Other restatement items

The Company has restated its rebate allowances related to contracts with Medicaid and other government agencies, of which certain of these restatement adjustments relate to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, the Company has determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going forward, the Company will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

The Company has restated its accounting for its 2001 acquisition of Myelos Corporation. The Company had previously recorded negative goodwill in connection with the acquisition. It has been determined that the

Back to Contents

negative goodwill should have been allocated on a pro rata basis to non-current assets in accordance with APB No. 16, Business Combinations; non-current assets primarily included in-process research and development. The primary change in 2001 eliminates all negative goodwill and reduces our in-process research and development expense.

The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

The Company’s consolidated financial statements include the tax impact related to all restatement items discussed herein. This impact is carried through 2004 which effectively decreased deferred tax assets and the related valuation allowance. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

The Company also restated its presentation of net assets of the global biologics manufacturing business at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements Note 19—Subsequent Events.

Restatement impact on revenue and net income (loss)

The impact of the restatement on revenue and net income (loss) is summarized as follows:

	Year Ended December 31,

	2002 (Reported)	2002 (Restated)	2003 (Reported)	2003 (Restated)	2004 (Reported)	2004 (Restated)

	(in thousands except per share data)
Revenue, net	$102,966	$101,752	$132,525	$131,450	$113,275	$123,895

Net income (loss)	$9,717	$8,679	$13,922	$12,454	$(35,272)	$(27,515)

Earnings (loss) per share:
Basic:
Net income (loss)	$0.17	$0.15	$0.24	$0.21	$(0.59)	$(0.46)

Diluted:
Net income (loss)	$0.17	$0.15	$0.23	$0.21	$(0.59)	$(0.46)

Restatement impact on net Product Sales

The Company’s net product sales represent total sales less allowances for returns, Medicaid rebates, other government rebates, discounts, commissions, and distribution fees. The impact of the restatement on net Product Sales is summarized as follows:

	Year Ended December 31,

	2002 (Reported)	2002 (Restated)	2003 (Reported)	2003 (Restated)	2004 (Reported)	2004 (Restated)

	(in thousands)
U.S. gross pharmaceutical product sales	$76,386	$76,386	$84,621	$84,621	$71,520	$71,520
Less: Allowances for returns	10	1,374	94	3,436	13,114	2,248
Allowances for Medicaid rebates	5,094	5,396	7,005	5,424	5,188	5,446
Allowances for other government rebates	2,566	2,114	2,582	1,896	1,483	1,471
Commercial discounts	372	372	1,910	1,910	1,702	1,702
Commissions	2,796	2,796	176	176	—	—
Distribution fees	4,092	4,092	2,870	2,870	1,252	1,252

U.S. pharmaceutical product sales, net	61,456	60,242	69,984	68,909	48,781	59,401

Global biologic product sales	28,305	28,305	27,716	27,716	23,205	23,205
Oral liquid pharmaceutical products	6,346	6,346	27,146	27,146	34,023	34,023

Product sales, net	$96,107	$94,893	$124,846	$123,771	$106,009	$116,629

Back to Contents

For a discussion of the restatement adjustments, see Note 2 to the audited consolidated financial statements.

All amounts referenced in this amended Annual Report for 2004, including related interim periods, reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2002, nor will we be amending our Forms 10-Q that were originally filed during the restatement period. The previously issued financial statements for 2004, 2003, and 2002 and the related quarters should no longer be relied upon.

This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This Form 10-K/A includes changes to Items 6, 7, 8, 9A and 15. Except as identified in the prior sentence, no other items included in Amendment No. 1 to Form 10-K have been amended, and such items remain in effect as of the filing date of Amendment No. 2 to Form 10-K/A. Except where expressly stated otherwise, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

On August 19, 2005, the Company announced that it had received a Nasdaq Staff Determination Letter stating that it was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2005, and that the Company’s common stock was, therefore, subject to delisting from The Nasdaq Stock Market. The Company sought an extension and on October 28, 2005 the Nasdaq Listing Qualifications Panel agreed to continue the listing of the Company’s securities on The Nasdaq National Market provided that the Company filed its restated financials for the appropriate periods and Quarterly Report on Form 10-Q for the period ending June 30, 2005 by no later than December 26, 2005. On November 14, 2005, the Company received a Nasdaq Staff Determination Letter stating that the Company is not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company has not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2005. The Nasdaq Listing Qualifications Panel granted the Company an extension to file its Quarterly Report on Form 10-Q for the period ending September 30, 2005 by no later than January 3, 2006. On December 30, 2005, The Nasdaq Listing Qualifications Panel granted the Company a further extension to file its restated financials for the appropriate periods and its Quarterly Report for the period ended June 30, 2005 by no later than January 13, 2006. The Nasdaq Listing Qualifications Panel also granted the Company an extension to file its Quarterly Report on Form 10-Q for the period ended September 30, 2005 by no later than January 20, 2006. The Company sought further extensions as a result of two related comment letters that the Company received from the Division of Corporation Finance of the Securities and Exchange Commission as part of a normal periodic review of the Company’s filings. These comment letters resulted in unexpectedly lengthy discussions with the SEC regarding the Company’s accounting treatment of the negative goodwill related to its 2001 acquisition of Myelos Corporation. This issue is unrelated to the accounting issues that have to date delayed the filing of the above-listed reports.

On January 13, 2006, the Company requested additional extensions to perform additional procedures to update all activities since the initial Annual Report on Form 10-K was filed on March 31, 2005, including updating its assessment of its internal controls over financial reporting.

Back to Contents

Results of Operations

The following table sets forth for the fiscal periods indicated the dollar amount and the percentage of our revenues represented by certain items reflected on our consolidated statements of operations:

	Year Ended December 31,

	2002 (Restated)		2003 (Restated)		2004 (Restated)

	(in thousands)
Revenues:
Product sales	$94,893	93.3%	$123,771	94.2%	$116,629	94.1%
Contract fees	1,804	1.8%	1,340	1.0%	923	0.7%
Royalties	3,891	3.8%	3,227	2.5%	5,352	4.3%
Other revenues	1,164	1.1%	3,112	2.4%	991	0.8%

Total revenues	101,752	100.0%	131,450	100.0%	123,895	100.0%

Expenses:
Research and development	32,783	32.2%	31,797	24.2%	27,800	22.4%
Marketing and sales	22,143	21.8%	23,303	17.7%	23,598	19.0%
General and administrative	17,582	17.3%	26,744	20.3%	31,652	25.5%
Retirement	—	0.0%	—	0.0%	2,085	1.7%
Cost of product sales	14,489	14.2%	25,998	19.8%	39,532	31.9%
Restructuring	—	0.0%	—	—	1,962	1.6%
Amortization of intangibles and negative
goodwill associated with acquisitions	1,013	1.0%	4,050	3.1%	4,050	3.3%
Commissions and royalties	2,159	2.1%	5,438	4.1%	6,232	5.0%

Total expenses	90,169	88.6%	117,330	89.3%	136,911	110.5%

Operating income (loss)	11,583	11.4%	14,120	10.7%	(13,016)	(10.5%)
Other income (expense), net	1,642	1.6%	3,635	2.8%	(756)	(0.6%)

Income (loss) before income taxes	13,225	13.0%	17,755	13.5%	(13,772)	(11.1%)
Income tax expense	4,546	4.5%	5,301	4.0%	13,743	11.1%

Net income (loss)	$8,679	8.5%	$12,454	9.5%	$(27,515)	(22.2%)

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. The sources of revenue under our third party arrangements include up-front contract fees, funding for additional research, reimbursement for producing certain experimental materials, milestone payments and royalties on sales of product. Our funding for additional research conducted by our former BTG-Israel subsidiary includes funding that we have historically received from the Office of the Chief Scientist of the State of Israel. As a result of our biologics divestiture, future funding from the Office of the Chief Scientist will not be available to us.

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

The following table summarizes net sales of our commercialized products and their percentage of net product sales for the periods indicated:

	Year Ended December 31,

	2002 (Restated)			2003 (Restated)		2004 (Restated)

	(in thousands)
Revenues:
Oxandrin	$44,465	47%		$55,994	45%	$53,520	46%
Oral liquid pharmaceutical products	6,346	7	%(*)	27,146	22%	34,023	29%
Human growth hormone	20,564	22%		20,490	17%	16,200	14%
BioLon	6,696	7%		5,964	5%	5,486	5%
Delatestryl	15,777	16%		12,915	10%	5,881	5%
Other	1,045	1%		1,262	1%	1,519	1%

Total	$94,893	100%		$123,771	100%	$116,629	100%

(*)	Reflects sales in fourth quarter of 2002 following our acquisition of Rosemont on September 30, 2002.

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

•	increasing market penetration of our existing products;

•	expanding into new markets; and

•	commercializing additional products.

In particular, fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods. The following table summarizes quarterly sales of Oxandrin for the periods indicated:

	As Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands)
2002	$9,555	$12,329	$13,661	$8,920	$44,465
2003	11,571	14,746	15,717	13,960	55,994
2004	18,747	2,246	15,504	17,023	53,520

The following table summarizes our U.S., U.K. and other international product sales as a percentage of total product sales for the periods indicated:

	Year Ended December 31,
	2002 (Restated)		2003 (Restated)		2004 (Restated)

	(in thousands)
Revenues:
United States	$62,168	66%	$69,154	56%	$60,708	52%
United Kingdom	6,829	7%	25,646	21%	32,709	28%
Other International	25,896	27%	28,971	23%	23,212	20%

Total	$94,893	100%	$123,771	100%	$116,629	100%

Back to Contents

U.S. sales as a percentage of total product sales decreased in 2004 compared to 2003 and 2002 as a result of a decrease in U.S. sales of Oxandrin and Delatestryl and an increase in sales by Rosemont in the United Kingdom.

Comparison of Years Ended December 31, 2004, December 31, 2003 and December 31, 2002

Revenues.     Total revenues in 2004 decreased by $7,555,000, or 5.8%, to $123,895,000 from $131,450,000 in 2003. Total revenues in 2003 increased 29.2% from $101,752,000 in 2002. The decrease in total revenues in 2004 resulted primarily from the decrease in product sales, net, and other revenues, partially offset by an increase in royalties. The increase in total revenues in 2003 resulted primarily from higher product sales. Revenues attributable to our former global biologics manufacturing business were approximately 20% of our total revenues in 2004.

Product sales, net in 2004 decreased by $7,142,000, or 5.8%, to $116,629,000 from $123,771,000 in 2003. Product sales, net in 2003 increased by 30% from $94,893,000 in 2002. The decrease in product sales, net in 2004 resulted primarily from decreases in net sales of Oxandrin, human growth hormone, Delatestryl and BioLon, partially offset by an increase in sales of Rosemont’s oral liquid pharmaceutical products. The increase in product sales, net in 2003 resulted primarily from higher product sales for Oxandrin and the inclusion of a full year of Rosemont sales which was acquired in September of 2002. Product sales, net attributable to our former global biologics manufacturing business were approximately 20% of our total product sales, net in 2004.

Sales of Oxandrin in 2004 decreased by $2,474,000, or 4.4%, from $55,994,000 in 2003. Sales of Oxandrin in 2003 increased by 25.9% from $44,465,000 in 2002. The decrease in Oxandrin sales in 2004 resulted principally from the negative impact of termination of certain pricing promotions. Oxandrin prescription volumes declined 6% in 2004. These decreases were partially offset by price increases since the first quarter of 2003. The increase in Oxandrin sales in 2003 resulted principally from price increases beginning in the first quarter of 2003, increased demand for Oxandrin and our transition to a wholesaler business model rather than a distributor business model.

During 2004 we recorded a provision for product returns of $2,248,000 as compared to the product return provision of $3,436,000 that we recorded in 2003. As of December 31, 2004, our reserve for future returns, which may occur over several years, was $3,259,000.

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

Sales of Delatestryl in 2004 decreased by $7,034,000, or 54.5%, to $5,881,000 from $12,915,000 in 2003. Sales of Delatestryl in 2003 decreased by 18.1% from $15,777,000 in 2002. The decrease in Delatestryl sales in 2004 resulted primarily from the reintroduction of a competing generic product into the market in March 2004. The decrease in Delatestryl sales in 2003 resulted primarily from our management of Delatestryl wholesaler inventory levels while we qualified a new contract manufacturer.

Back to Contents

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

Contract fees in 2004 decreased by $417,000, or 31.1%, from $1,340,000 in 2003. Contract fees decreased by 25.7% from $1,804,000 in 2002. These amounts represent mainly contract fees received in prior periods but earned and recognized in the respective period in accordance with SAB 104. There were no contract fees attributable to our global biologics manufacturing business in 2004.

Royalties in 2004 increased by $2,125,000, or 65.9%, from $3,227,000 in 2003. Royalties in 2003 decreased by 17.1% from $3,891,000 in 2002. These revenues consisted principally of royalties that we receive from third party sales of our former Mircette, Silkis and insulin products. The increase in royalties in 2004 was primarily attributable to a $2,250,000 milestone payment that we received in the second quarter of 2004 as a result of the achievement of aggregate sales thresholds under a license agreement with Diosynth b.v. relating to our former insulin product. Royalties attributable to our global biologics manufacturing business were approximately 26% of our total royalty revenue in 2004.

Other revenues in 2004 decreased by $2,121,000, or 68.2%, from $3,112,000 in 2003. Other revenues in 2003 increased by 167.4% from $1,164,000 in 2002. The decrease in other revenues in 2004 was primarily attributable to a decrease in research and development funding from the Office of the Chief Scientist of the State of Israel. The increase in other revenues in 2003 was primarily attributable to an increase in funding from the Office of the Chief Scientist. There were no other revenues attributable to our former global biologics manufacturing business in 2004.

Research and development expense in 2004 decreased by $3,997,000, or 12.6%, from $31,797,000 in 2003. Research and development expense in 2003 decreased by 3% from $32,783,000 in 2002. Research and development expense was higher in 2003 and 2002 because of the costs of conducting toxicology studies of Prosaptide and producing clinical supplies of both Puricase and Prosaptide. Research and development expenses attributable to our former global biologics manufacturing business were approximately 20% of our total research and development expense in 2004.

Marketing and sales expense in 2004 increased by $295,000, or 1.3%, from $23,303,000 in 2003. Marketing and sales expense in 2003 increased by 5.2% from $22,143,000 in 2002. The increase in marketing and sales expense in 2004 was primarily attributable to pre- marketing expenses for Euflexxa in the United States. The increase in marketing and sales expense in 2003 resulted primarily from the effect of a full year of Rosemont’s operations, partially offset by lower promotion and marketing and sales compensation costs. Marketing and sales expense attributable to our former global biologics manufacturing business was less than 4% of our total marketing and sales expense in 2004.

General and administrative expense in 2004 increased by $4,908,000, or 18.4%, from $26,744,000 in 2003. General and administrative expense increased by 52.1% from $17,582,000 in 2003. The increase in general and administrative expense in 2004 resulted primarily from significant increases in consulting expenses related to our implementation of provisions of the Sarbanes-Oxley Act, the establishment of a $3,000,000 reserve for the estimated future settlement of certain legal disputes, the recording of a Sales and Use tax accrual and the development of our new strategy plan, partially offset by reductions in administrative staffing, legal and office expenses. The increase in general and administrative expense in 2003 resulted primarily from increased legal expenses, primarily related to patent litigation with Novo Nordisk and the class action lawsuits against us and our officers and directors, increased compensation costs, including accrued severance compensation owed to a former senior executive officer, the costs associated with the proposed (and now abandoned) acquisition of us by Teva Pharmaceutical Industries Ltd., higher insurance premiums and increased occupancy and maintenance expenses at our new headquarters. General and administrative expense attributable to our former global biologics manufacturing business was approximately 19% of our total general and administrative expense in 2004.

Back to Contents

Retirement expense of $2,085,000 in 2004 includes a provision for a retirement payment and other related benefits in connection with the retirement agreement of our former Chairman and Chief Executive Officer. In June 2004, this former executive elected to receive the retirement payment in one lump sum.

Cost of product sales in 2004 increased by $13,534,000, or 52.1%, from $25,998,000 in 2003. Cost of product sales increased by 79.4% from $14,489,000 in 2002. Cost of product sales as a percentage of product sales was 33.9% in 2004, 21% in 2003 and 15.3% in 2002. The increase in cost of product sales in 2004 was primarily attributable to:

•	an increase in sales of oral liquid pharmaceuticals;

•
increases in non-recurring expenses of approximately $6,616,000 primarily for process validation and similar qualification activities relating to the operation of our former manufacturing facility in Be’er Tuvia;

•	changes in our product mix, with an increase in sales of oral liquid pharmaceutical products;

•	depreciation of approximately $3,008,000 related to our former Be’er Tuvia facility beginning in January 2004;

•	a reserve of approximately $897,000 that we recorded against Delatestryl inventories that were in excess of projected demand for the product;

•	an inventory valuation reserve of approximately $3,193,000 for excess production of Oxandrin; and

•	loss contract reserves of approximately $689,000.

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

Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold and the magnitude of the reserves for product returns and rebates. Oxandrin and human growth hormone have relatively low manufacturing costs relative to their sales prices, whereas BioLon and Delatestryl had, and Rosemont’s products have, higher manufacturing costs relative to their sales prices.

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

Commissions and royalties in 2004 increased by $794,000, or 14.6%, from $5,438,000 in 2003. Commissions and royalties in 2003 increased 151.9%, compared to $2,159,000 in 2002. The increase in commissions and royalties in 2004 was primarily attributable to increased commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market, partially offset by a decrease in royalties that we were required to pay for our Delatestryl and Mircette products due to a decrease in the sales of those products. The increase in commissions and royalties in 2003 was principally due to increased commissions paid to Ross on the purchases of Oxandrin in the long-term care market. The remainder of commissions and royalties expenses in 2004, 2003 and 2002 consisted primarily of royalties to the Office of the Chief Scientist in Israel, and royalties to licensors of intellectual property used in our products. Because of the divestiture of our global biologics manufacturing business, we will not incur further expense of royalties to the Israeli Office of the Chief Scientist until we commercialize our lead product candidate Puricase (PEG-uricase).

Back to Contents

Other income in 2004 decreased by $2,897,000, or 69.6%, from $4,162,000 in 2003. Other income increased by $708,000, or 20.5%, from $3,454,000 in 2002. In 2004, other income was lower than in 2003 because of the deferred revenue recognized from the terminated DePuy distribution agreement. In 2003, other income, net increased primarily due to the deferred revenue recognized from the DePuy termination agreement.

Other expense in 2004 increased by $1,494,000, or 283.5%, from $527,000 in 2003. Other expense in 2003 decreased by $1,285,000, or 70.9%, from $1,812,000 in 2002. In 2004, other expense increased primarily due to unrealized and realized losses of $1,595,000 primarily associated with the reclassification of our short-term investments. In 2003, other expense decreased primarily because we did not have any losses associated with investments during that year.

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

In January 2005, Omrix Biopharmaceuticals, Inc. implemented a recapitalization of the entire company which resulted in the conversion of all preferred and common stockholders and almost all of its noteholders into one class of common stock. This recapitalization resulted in the conversion of our preferred shares to approximately 3.9% of the new common stock on a fully diluted basis. In February 2005, we sold our equity stake in Omrix to Catalyst Investments, L.P. for $1,625,000, plus the right to receive up to an additional $1,625,000 in the event that Catalyst is able to liquidate its Omrix investment on the terms described in our agreement with Catalyst. Accordingly, we took an additional write down of $375,000 on the book value of our Omrix investment.

Other income in 2003 includes $3,354,000 of unamortized contract fees recognized in the third quarter as a result of our termination of our distribution agreement with DePuy relating to our sodium hyaluronate product for osteoarthritis and reacquisition of its distribution rights. Upon execution of the distribution agreement in 2000, we received a $5,000,000 nonrefundable up-front license fee, which we were recognizing as contract fee revenue over the term of the agreement in accordance with SAB 104.

Income Taxes.     Provision for income taxes for 2004 increased $8,442,000, or 159.3%, from $5,301,000 for 2003. Provision for income taxes for 2003 increased 16.6% from $4,546,000. The increase in provision for income taxes was primarily attributable to the $23,644,000 valuation allowance as of December 31, 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction.

Liquidity and Capital Resources

As of December 31, 2004, our working capital was $28,036,000 as compared to $35,374,000 as of December 31, 2003. The decrease in working capital as of December 31, 2004 was primarily due to a decrease in accounts receivable and the write-off of the current portion of the deferred tax asset. The decrease in accounts receivable in 2004 was attributable to the net collection of accounts receivable of $8,297,000 as a result of a decline in net product sales.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, milestone payment obligations and financings, if any, that we may undertake in addition to the receipt of anticipated proceeds from our divestiture of our global biologics manufacturing business. Net cash increased by $5,228,000 in 2004 and $5,008,000 in 2003, and decreased by $63,240,000 in 2002.

Back to Contents

Net cash provided by operating activities was $10,998,000 in 2004, compared to $17,359,000 in 2003 and $9,194,000 in 2002. Net loss was $27,515,000 in 2004, compared to our net income of $12,454,000 in 2003 and $8,679,000 in 2002.

In 2004, net cash provided by operating activities was $10,998,000 during the same period that we sustained a net loss of $27,515,000. This difference is primarily attributable to the above mentioned decrease in accounts receivable of $8,297,000 a decrease in accounts payable of $8,166,000 as well as non-cash charges for deferred income taxes of $17,500,000, deferred revenue of $2,608,000, depreciation and amortization of $6,696,000, amortization of intangible assets of $4,050,000 and the establishment of a $3,000,000 reserve for the estimated future settlement of certain legal disputes.

In 2003, net cash provided by operating activities was greater than net income mainly due to a decrease in accounts receivable of $2,389,000, an increase in other current liabilities of $3,901,000 and deferred income tax of $1,350,000 and depreciation and amortization of $4,623,000 and amortization of intangible assets associated with acquisition of $4,050,000. Net cash in 2003 was reduced by an increase in inventories of $2,351,000 and a decrease in prepaid expenses and other current assets and accounts payable of $1,334,000 and $3,501,000, respectively, and deferred revenue of $4,501,000.

In 2002, net cash provided by operating activities was greater than net income primarily as the result of an increase in accounts payable of $7,532,000 and an increase in other current liabilities of $1,519,000, as well as depreciation and amortization of $2,701,000 and amortization of intangible assets associated with acquisitions of $1,013,000, offset by an increase in accounts receivable of $8,265,000 and an increase in prepaid expenses and other current assets of $1,284,000, as well as deferred income taxes of $1,345,000 and deferred revenues of $1,553,000.

Net cash used in investing activities was $1,289,000 in 2004, compared to $9,059,000 in 2003 and $73,228,000 in 2002. Net cash used in investing activities included capital expenditures of $3,583,000 in 2004, compared to $7,978,000 in 2003 and $15,546,000 in 2002. Capital expenditures in 2004 included $2,261,000 for the upgrade of the Rosemont manufacturing facility. Capital expenditures in 2003 and 2002 included the purchase and construction of the Be’er Tuvia manufacturing facility, amounting to $4,927,000 in 2003 and $12,138,000 in 2002. The remainder of capital expenditures in all periods relate primarily to the purchase of laboratory and manufacturing equipment and infrastructure. In 2002, net cash used in investing activities also includes the $95,954,000 net used to acquire Rosemont.

Net cash used in financing activities was $5,400,000 in 2004 and $4,728,000 in 2003, and net cash provided by financing activities was $517,000 in 2002. Cash from financing activities consisted of net proceeds from issuances of common stock of $1,620,000 in 2004, compared to $2,307,000 in 2003 and $1,751,000 in 2002. Net proceeds from the sale of common stock resulted mainly from the issuances of stock pursuant to our employee stock purchase plan. We repaid long-term debt, principally borrowings under our credit facility that we used to finance a portion of the construction of the Be’er Tuvia manufacturing facility of $7,020,000 in 2004, compared to $7,035,000 in 2003 and $1,234,000 in 2002.

In June 2000, BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing the Be’er Tuvia manufacturing facility. Loans under the credit facility bear interest at the rate of LIBOR plus 1%. The credit facility was secured by the assets of BTG-Israel and was guaranteed by us. As of December 31, 2004 we had long-term borrowings of $5,903,000, compared to $12,923,000 at December 31, 2003. As of December 31, 2004, the loans were at an average interest rate of approximately 3.25%. The balance under the credit facility was paid off during April 2005 in advance of our biologics divestiture.

In June 2003, Rosemont commenced an upgrade of its manufacturing facility to obtain FDA approval to enable Rosemont to manufacture oral liquid products for supply into the U.S. market. The project was substantially completed in 2004 at a total cost of approximately $3.4 million.

We believe that our cash resources as of December 31, 2004, together with anticipated product sales and proceeds from the divestiture of our global biologics manufacturing business, will be sufficient to fund our ongoing operations and debt service obligations for at least the next twelve months. However, we may fail to

Back to Contents

achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

•	continued progress in our research and development programs, particularly with respect to Puricase;

•
the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Puricase, and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

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
(2)
Consists primarily of purchase commitments of $4,671,000 for oxandrolone, the active ingredient in Oxandrin, and $8,025,000 for Delatestryl in 2005, 2006 and beyond. See “Explanatory Note—Subsequent Events” for discussion of Delatestryl sale.

(3)
Consists of unfunded severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it was not possible to allocate the liability across future years as of December 31, 2004. In connection with the divestiture of our global biologics manufacturing business in July 2005, these obligations were subsequently satisfied for $3,546,000. These amounts do not include

Back to Contents

contingent royalty obligations to the Office of the Chief Scientist of the State of Israel with respect to the future sales of our lead product candidate Puricase (PEG-uricase).

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and the Use of Estimates – As Restated

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

Product revenue recognition.     Product sales are recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“FAS 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, commissions, and distribution fees.

Allowances for returns.     In general, the Company provides credit for product returns that are returned six months prior to and twelve months after the product expiration date. The Company’s product sales in the U.S. primarily relate to the following three products:

Product	Expiration (in years)
Oxandrin 2.5 mg	5
Oxandrin 10 mg	2
Delatestryl	5

Upon sale, we estimate an allowance for future returns. The Company will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and

Back to Contents

projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•
Actual return rates — The Company tracks actual returns by product and analyzes historical return trends. The Company uses these historical trends as part of its overall process of estimating future returns.

•
The level of product manufactured — The level of product produced has an impact on the valuation of that product. For productions that exceed anticipated future demand, a valuation adjustment will be required. Generally, this valuation adjustment occurs as an offset to gross inventory. During 2003, the valuation adjustment also impacted return reserves since product entered the channel with expiration dating that was below the Company’s then standard of ten months before expiration. Currently, the Company has mandated that product with less than twelve months of expiry dating will not be sold into the channel.

•
Level of product in the distribution channel — From the third quarter of 2002 through the first quarter of 2004, the Company followed the practice of offering customers quarter-end promotions and pricing incentives with specified maximum purchases to ensure that supplies in the distribution channel would be sufficient to avoid stock outs. Analyses have shown that although these quarter-end promotions caused wholesaler buying spikes, the channel was not inflated. Based upon our review of the wholesaler inventory and third-party prescription data that were and are available to the Company, the level of product in the channel is at a reasonable level at an average of approximately three months or less. Given the twelve month shipping policy, the level of product in the distribution channel appears reasonable for both five year and two year expiration product.

•
Estimated shelf life — Product returns generally occur due to product expiration. Therefore, it is important for the Company to ensure that product sold into the channel has excess dating that will allow the product to be sold through the channel without nearing its expiration date. Currently the Company has mandated that product with less than twelve months of expiry dating will not be sold into the channel. The Company has taken the appropriate measures to enforce this policy, including setting up certain controls with its third party distributor. In addition, the Company entered into a distributor service agreement with one of its large wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which has become synonymous with better channel inventory management, higher levels of channel transparency, and more consistent buying and selling patterns. Since a majority of the Company’s sales flow through three large wholesalers, these industry changes will have a direct impact on the Company’s future sales to wholesalers, inventory management, product returns, and estimation capabilities.

•
Current and projected demand — The Company analyzes prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product in the channel and to determine future sales trends.

•
Product launches and new product introductions – For future product launches, the Company will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

The Company also utilizes the guidance provided in FAS 48 and SAB 104 in establishing its return estimates. FAS 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel (sometimes

Back to Contents

referred to as “channel stuffing”), (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

The aggregate net return allowance reserves as of December 31, 2004, 2003, and 2002 were $3,259,000, $4,706,000, and $1,364,000, respectively. See “Schedule II – Valution and Qualifying Accounts” for an annual rollforward of these reserve balances.

Allowances for Medicaid and other government rebates.     The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. See “Schedule II – Valution and Qualifying Accounts” for an annual rollforward of these reserve balances.

Inventory valuation.      We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. During 2002, in conjunction with the launch of Oxandrin 10mg product, the Company produced product in excess of anticipated demand. A valuation reserve of approximately $341,000 was established during this period. During 2003, the Company had Oxandrin product on hand in excess of future demand estimates which resulted in an inventory valuation adjustment of approximately $1,643,000. During 2004, the Company also produced product in excess of anticipated demand. This excess product was partially due to the Oxandrin 2.5 mg market erosion associated with the launch of the Oxandrin 10mg dosage. The valuation reserve adjustment during 2004 included approximately $3,352,000 related to Oxandrin. During 2004, the Company also recorded an inventory valuation adjustment of approximately $896,000 for Delatestryl to account for the impact of a generic that launched in 2004.

The aggregate net inventory valuation reserves as of December 31, 2004, 2003 and 2002 were $6,059,000, $2,210,000 and $341,000, respectively. In addition, loss contract reserves of $689,000, included in other current liabilities, were established in 2004 for the resolution of other purchase commitments that may be in excess of expected demand.

Our inventories include Oxandrin inventories that we believe would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. See “Schedule II — Valution and Qualifying Accounts” for an annual rollforward of these reserve balances.

Accounts Receivable.     We extend credit to customers based on our evaluation of the customer’s financial condition. We generally do not require collateral from our customers when we extend credit. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We assess the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. During 2002, the Company made approximately 66% of its sales to two customers (including its distributor at the time). During 2003 and 2004, the Company primarily sold to wholesalers of which three large wholesalers accounted for approximately 44% and 49% of total sales respectively. In general, we have experienced minimal collection issues with these large customers.

Back to Contents

Accordingly, we have not recorded an allowance for doubtful accounts related to our U.S. operations. An allowance for doubtful accounts related to our international operations has not been material. See “Schedule II — Valuation and Qualifying Accounts” for an annual rollforward of the international operations reserve balance.

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

Income taxes.     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. Based upon our current business outlook and the change in our strategic direction, the likelihood of our being able to fully realize our deferred income tax benefits against future income became uncertain. Accordingly, as of December 31, 2004, we have a $23,644,000 valuation allowance against our deferred income tax assets.

Litigation.      On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January

Back to Contents

and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005 the Company filed a motion to dismiss the second amended complaint. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

On October 27, 2003, the Company received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that the Company commence legal proceedings to recover unspecified damages against directors who served on the Company’s board immediately prior to the June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of the Company’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of the Company’s assets, earnings and net worth, and that these persons caused the Company to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not be commenced.

The Company has referred these claims to its directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.

Impairment of long-lived assets.     We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that we consider include, but are not limited to:

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

Capitalization and Depreciation of Cost of New Production Facility.     All costs associated with design, construction and qualification activities, including labor, outside contractors and consultants, materials, utilities, other indirect costs and interest costs on funds borrowed to fund construction of the Be’er Tuvia manufacturing facility have been capitalized. Costs associated with process validation, which involves the transfer of product manufacturing processes to the new facility and verification that product manufacture is reproducible, are being expensed. We determined that qualification was substantially completed as of September 1, 2003, and that no further costs would be capitalized. We began to depreciate the manufacturing facility and certain equipment in Be’er Tuvia, Israel in January 2004. We ceased depreciating the facility following the July 18, 2005 closing of our biologics divestiture.

Back to Contents

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See consolidated financial statements included in this report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody such obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

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

Back to Contents

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Risks Related to the Restatement

The restatement of our consolidated financial statements has had or could have a material adverse impact on us, including increased costs, the possibility of legal or administrative proceedings, and delisting warnings from the NASDAQ National Market.

We determined that our consolidated financial statements for the years ended December 31, 2002, 2003, and 2004 and for the quarter ended March 31, 2005, as described in more detail in Note 2 to the Consolidated Financial Statements, should be restated. We have incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs as noted below.

For example, the Division of Corporation Finance of the Securities and Exchange Commission has delivered a comment letter to us relating to certain accounting practices. We believe that we have responded to all of these questions in full. However, it is possible that the Division of Corporation Finance will have further questions. Any further comment letters from the Division of Corporation Finance would likely divert more of our management’s time and attention and cause us to incur substantial costs. Similarly, in the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on this restatement, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

We have identified material weaknesses in our internal controls over financial reporting, some of which have not been fully remediated. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to

Back to Contents

remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, revenue recognition errors, deficiencies in income tax analysis, insufficient communications and inadequate controls related to return reserve, inventory valuation reserve and rebate accrual estimates. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 9A in this Annual Report on Form 10-K/A. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Risks Relating to Our New Strategic Direction

          We are repositioning our company to focus on product development, including an enhanced focus on the clinical development of Puricase, our lead product candidate currently entering Phase 3 clinical trials. If we are unable to commercialize this product candidate, or any other product candidate that we may pursue in the future, or experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

As part of our strategic business plan, we are repositioning our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase, our lead product candidate currently entering Phase 3 clinical trials. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

Our ability to commercialize Puricase or any other product candidate that we may develop in the future will depend on several factors, including:

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

If we are unable to successfully commercialize Puricase, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed. We will face similar drug development risks for any other product candidates that we may develop in the future.

          Puricase, and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and obtain regulatory approval.

We must successfully complete clinical trials for Puricase before we can apply for marketing approval of this product candidate.

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top- line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase demonstrated efficacy in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA we have submitted a Special Protocol Assessment (SPA) to the FDA for the Phase 3 program. We

Back to Contents

expect to initiate the Phase 3 program for Puricase during the first quarter of 2006. Our Phase 3 trial may be unsuccessful which would materially harm our business. Even if this trial is successful, we may be required to conduct additional clinical trials before a new drug application (NDA) can be filed with the FDA for marketing approval or as a condition of approval.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize Puricase, including:

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

As part of the change in our strategic business plan, we announced that we intend to concentrate on an active in-licensing program to access and develop novel compounds in late-stage clinical trials. To date, we have had limited success in identifying and in-licensing the appropriate compounds, and we may continue to

Back to Contents

have difficulty in this area for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

Risks Related to Our Business

          We incurred a substantial net loss in 2004 and anticipate that we may incur substantial net losses for the foreseeable future. If we are unable to commercialize Puricase or any other product candidates, we may never return to profitability.

We incurred a net loss of $27,515,000 in 2004, compared to net income of $12,454,000 in 2003. Our losses in 2004 resulted, in part, from inventory valuation charges of approximately $4,204,000 that we recorded during 2004 primarily related to Oxandrin excess production and the FDA’s allowance of the reintroduction of a generic version of Delatestryl in March 2004. In addition, the provision for income taxes included in the net loss increased $8,442,000 from 2003 primarily as a result of a $23,644,000 valuation allowance in 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction. We expect to continue to incur losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 46% of our net product sales in 2004, 45% in 2003 and 47% in 2002. However, while we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

Our return to profitability is dependent on the successful commercialization of Puricase and any other product candidates that we may develop. If we are unable to successfully commercialize Puricase or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never return to profitability. Even if we do become profitable again, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Back to Contents

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

          A significant portion of our revenues is represented by sales of Oxandrin. Sales of Oxandrin declined during 2004 as compared to 2003. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin amounted to $53,520,000 in 2004, representing approximately 46% of our net product sales for that period. Net sales of Oxandrin amounted to $55,994,000 in 2003, representing 45% of net product sales, and $44,465,000 in 2002 representing 47% of net product sales.

We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

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

The Ross Products Division of Abbott Laboratories, or Ross, marketed Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. We have terminated the co-promotion agreement effective as of December 31, 2005. To date, the average prescription written for the elderly in the long-term care market involves a lower dose of Oxandrin than the average prescription written for the HIV market. As a result, the rate of growth in Oxandrin sales may be less than the rate of growth in prescriptions. With our termination of the Ross co-promotion agreement we plan to direct a portion of our sales and marketing efforts to the long-term care market. However, if we are unsuccessful in these efforts our sales of Oxandrin would be negatively affected.

Our results of operations have been adversely affected by recent returns of Oxandrin. Future returns of Oxandrin or other products could also affect our results of operations.

In 2004, we experienced returns of expiring Oxandrin for the first time. As previously described, this led to a review and investigation of the Company’s revenue recognition, historical practices and a financial statement restatement. Accordingly, our revenues were increased by $10,866,000 and reduced by $3,342,000 and $1,364,000 for the years ended December 31, 2004, 2003 and 2002 respectively. As of December 31, 2004, $3,259,000 of that amount remains as an allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

Back to Contents

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

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV- related weight loss. These patients’ need for Oxandrin may decrease as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially.

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

          Manufacturing our products requires us to meet stringent quality control standards. In addition, we depend on third parties to manufacture our products, and plan to rely on third parties to manufacture any future products. If we or these third parties fail to meet applicable quality requirements, our revenues and product development efforts may be materially adversely affected.

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

Further, we depend on third parties for the supply of our products. Failure of any third party to meet applicable regulatory requirements may adversely affect our profit margins or result in unforeseen delays or other problems beyond our control. For example, in July 2001, Bristol-Myers Squibb Company ceased manufacturing Delatestryl for us when it closed the manufacturing facility at which it produced Delatestryl.

Risks involved with engaging third party suppliers include:

•	reliance on the third party for regulatory compliance and quality assurance;

•
the possible breach of the manufacturing agreement by the third party or the inability of the third party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel; and

Back to Contents

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

The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA’s Current Good Manufacturing Practices, and comparable requirements of foreign regulatory bodies. For example, Rosemont recently completed upgrading its manufacturing facility to obtain FDA approval to sell Soltamox, the first oral liquid formulation of Tamoxifen, in the United States.

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

Part of our new strategic plan to focus on product development involves entering into new strategic alliances for the development and commercialization of products and services when we believe that doing so will maximize product value. For example, if the results of our soon to commence Phase 3 clinical trial for Puricase are favorable, we may seek partners to commercialize Puricase outside the United States, rather than continue to develop it on our own.

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

Back to Contents

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

Most patients will rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The U.S. Congress recently enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non- Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

A primary trend in the U.S. healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

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

We have recently made significant changes in our senior management team. On July 13, 2004, Christopher Clement, who had been our president and chief operating officer, became our president and chief executive officer. On May 28, 2004, Philip K. Yachmetz joined us as senior vice president—corporate strategy and general counsel, on March 30, 2005 David Fink joined us as senior vice president of commercial operations, and on October 5, 2005, Gina Gutzeit joined us as interim chief financial officer. We are currently searching for a permanent chief financial officer. Our success will depend in part on our ability to attract, retain and motivate highly qualified personnel and to maintain continuity and stability within our management team.

Back to Contents

There is a great deal of competition from other companies and research and academic institutions for the limited number of pharmaceutical development professionals with expertise in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business and products, we may not be able to sustain our operations and execute on our business plan. We generally do not enter into employment agreements with any of our product development personnel. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees.

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our product sales outside the United States accounted for approximately 48% of our total product sales in 2004 and 44% in 2003. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

To the extent we elect to test or market products independently, we bear the risk of product liability directly. We currently have $20 million of product liability insurance coverage in place. We might not be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders’ equity we may have and could materially harm our financial results. Product liability claims,

Back to Contents

regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

The ultimate outcome of pending securities litigation is uncertain.

After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and some of our former officers were named in a series of similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of U.S. securities law through alleged material misrepresentations and omissions and seek an unspecified award of damages.

In addition, members of our board of directors prior to June 2003 and Arthur Andersen LLP, our prior auditor, were named in derivative actions that claimed, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system. While these derivative suits were dismissed by the court, we received a letter on behalf of a purported stockholder demanding that we commence an action against most of our directors, certain former directors, Arthur Andersen and others who were responsible for the actions that resulted in the restatement of our financial statements. A special committee of our board of directors, consisting of directors who were not directors prior to our June 2003 annual meeting of stockholders, has investigated this demand and has determined that litigation relating to this matter should not proceed.

On August 10, 2005, citing the failure of the plaintiff’s amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the district court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On December 13, 2005 we filed a motion to dismiss the second amended complaint.

We intend to contest the pending securities action against us vigorously. However, an adverse decision in this case could adversely affect us financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

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

Back to Contents

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biopharmaceutical industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office or in another patent office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

          In the future we may be, involved in costly legal proceedings to enforce or protect our intellectual property rights or to defend against claims that we infringe the intellectual property rights of others.

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

Back to Contents

•	redesign those products or processes that are claimed to be infringing a third party’s intellectual property; or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

We have been in the past involved in several lawsuits and disputes regarding intellectual property. We could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition.

Regulatory Risks

We are subject to stringent governmental regulation, and our failure to comply with applicable regulations could adversely affect our ability to conduct our business.

Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, such as the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of pharmaceutical products for human use. All of our products, manufacturing processes and facilities require governmental licensing or approval prior to commercial use and maintenance of those approvals during commercialization. A pharmaceutical product cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a Biologics Licensing Application are substantial. The approval process applicable to products of the type being developed by us usually takes five to seven years from the commencement of human clinical trials and typically requires substantial expenditures. We and our collaborators may encounter significant delays or excessive costs in our or their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target indication. The timing of completion of clinical trials depends on a number of factors, many of which are outside our control. In addition, we and our collaborators may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our products and our ongoing research and development activities. The timing of regulatory approvals is not within our control. Failure to obtain and maintain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude us or our collaborators from marketing our products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introductions by us. Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.

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

Back to Contents

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

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Savient Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 19, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

New York, New York
January 19, 2006

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•
insufficient personnel resources within the accounting and tax function with sufficient skills and knowledge of GAAP and tax, which resulted in (a) missing financial statement disclosures, (b) deficiencies in the analysis of estimates relating to product returns, inventory obsolescence and rebates, (c) non GAAP calculation of impairment and (d) errors in the income tax provision;

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

Back to Contents

•	inadequate controls related to the Company’s estimation process for product returns and rebate accruals, which resulted in revenue recognition restatement adjustments;

•	inadequate controls related to the Company’s estimation and process of inventory obsolescence reserves, which resulted in cost of sales restatement adjustments; and

•
insufficient communication at the intercompany departmental level, between parent and subsidiary entities and between the Company and its third-party service and data providers. At the intercompany level, disconnects between the Company’s finance and operating functions led to the non-synchronization of business and accounting decisions. Third party miscommunication resulted in the non-utilization and misinterpretation of relevant and available information that is used in the Company’s accounting estimates.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated January 19, 2006 on those financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004 of Savient Pharmaceuticals, Inc. and our report dated January 19, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
January 19, 2006

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Year Ended December 31,
	2003 (Restated)	2004 (Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$17,219	$22,447
Short-term investments	5,582	2,835
Accounts receivable, net	33,375	25,078
Inventories, net	18,622	17,090
Deferred income taxes	5,219	—
Prepaid expenses and other current assets	4,163	4,250

Total current assets	84,180	71,700

Property and equipment, net	70,426	67,018
Intangible assets, net	75,743	71,688
Goodwill	40,121	40,121
Deferred income taxes	13,316	—
Severance pay funded	2,660	2,945
Other assets (including restricted cash of $1,280 in 2003 and 2004)	4,301	3,029

Total assets	$290,747	$256,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including income tax payable of $5,277 in 2003 and net income tax benefit of $588 in 2004)	$17,319	$9,153
Current portion of deferred revenues	848	1,112
Current portion of long-term debt	7,020	5,903
Other current liabilities	23,619	27,496

Total current liabilities	48,806	43,664

Long-term debt	5,903	—
Deferred revenues	7,836	10,180
Severance pay	5,851	6,624
Deferred income taxes	22,962	21,649
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued and outstanding: 59,618,000 in 2003, 60,457,000 in 2004	595	606
Additional paid in capital	216,706	218,699
Accumulated deficit	(19,972)	(47,487)
Accumulated other comprehensive income	2,060	2,566

Total stockholders’ equity	$199,389	$174,384

Total liabilities and stockholders’ equity	$290,747	$256,501

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2002 (Restated)	2003 (Restated)	2004 (Restated)

Revenues:
Product sales, net	$94,893	$123,771	$116,629
Contract fees	1,804	1,340	923
Royalties	3,891	3,227	5,352
Other revenues	1,164	3,112	991

	101,752	131,450	123,895

Expenses:
Research and development	32,783	31,797	27,800
Marketing and sales	22,143	23,303	23,598
General and administrative	17,582	26,744	31,652
Retirement	—	—	2,085
Cost of sales	14,489	25,998	39,532
Restructuring	—	—	1,962
Amortization of intangibles associated with acquisitions	1,013	4,050	4,050
Commissions and royalties	2,159	5,438	6,232

	90,169	117,330	136,911

Operating income (loss)	11,583	14,120	(13,016)
Other income (expense), net	1,642	3,635	(756)

Income (loss) before income taxes	13,225	17,755	(13,772)
Income tax expense	4,546	5,301	13,743

Net income (loss)	$8,679	$12,454	$(27,515)

Earnings (loss) per common share:
Basic	$0.15	$0.21	$(0.46)

Diluted	$0.15	$0.21	$(0.46)

Weighted average number of common and common equivalent shares:
Basic	58,480	59,194	60,066
Diluted	58,659	59,798	60,066

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders’
			Paid In	Deficit	Comprehensive	Equity
	Shares	Par Value	Capital	(Restated)	Income (Loss)	(Restated)

Balance, December 31, 2001, as originally reported	58,260	$582	$212,408	$(55,570)	$120	$157,540
Cumulative effect of restatement adjustments	—	—	—	14,465	—	14,465

Balance, December 31, 2001, as restated	58,260	582	212,408	(41,105)	120	172,005

Comprehensive income:
Net income	—	—	—	8,679	—	8,679
Unrealized loss on marketable securities, net	—	—	—	—	(280)	(280)
Currency translation adjustment	—	—	—	—	277	277

Total comprehensive income						8,676

Issuance of common stock	469	5	1,792	—	—	1,797
Exercise of stock options	4	—	24	—	—	24

Balance, December 31, 2002, as restated	58,733	587	214,224	(32,426)	117	182,502

Comprehensive income:
Net income	—	—	—	12,454	—	12,454
Unrealized gain on marketable securities, net	—	—	—	—	507	507
Currency translation adjustment	—	—	—	—	1,436	1,436

Total comprehensive income						14,397

Issuance of common stock	640	6	1,485	—	—	1,491
Exercise of stock options	245	2	997	—	—	999

Balance, December 31, 2003, as restated	59,618	595	216,706	(19,972)	2,060	199,389

Comprehensive income:
Net loss	—	—	—	(27,515)	—	(27,515)
Unrealized loss on marketable securities, net	—	—	—	—	(413)	(413)
Currency translation adjustment	—	—	—	—	919	919

Total comprehensive income						(27,009)

Issuance of common stock	775	10	1,521	—	—	1,531
Tax benefit of stock options	—	—	278	—	—	278
Exercise of stock options	64	1	194	—	—	195

Balance, December 31, 2004, as restated	60,457	$606	$218,699	$(47,487)	$2,566	$174,384

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002 (Restated)	2003 (Restated)	2004 (Restated)

Cash flows from operating activities:
Net income (loss)	$8,679	$12,454	$(27,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	(1,345)	1,350	17,500
Depreciation and amortization	2,701	4,623	6,696
Amortization of intangible assets associated with acquisitions	1,013	4,050	4,050
Unrealized gain on trading securities	—	—	(539)
Provision for litigation settlements	—	—	3,000
Provision for severance pay	444	178	773
Deferred revenues	(1,553)	(4,501)	2,608
(Gain) loss on disposal of property and equipment	354	(1)	504
Gain from forward contract	(800)	—	—
Realized loss (gain) on sales of short-term investments, net	14	(81)	(19)
Write down of investments	—	—	1,375
Issuance of common stock as payment for services	70	183	106
Changes in: Accounts receivable, net	(8,265)	2,389	8,297
Inventories, net	115	(2,351)	1,532
Prepaid expenses and other current assets	(1,284)	(1,334)	(86)
Accounts payable	7,532	(3,501)	(8,166)
Other current liabilities	1,519	3,901	882

Net cash provided by operating activities	9,194	17,359	10,998

Cash flows from investing activities:
Purchases of short-term investments	(4,706)	(1,651)	(1,046)
Capital expenditures	(15,546)	(7,978)	(3,583)
Severance pay (funded) utilized	(398)	123	(285)
Other investments	—	(500)	—
Net proceeds from forward contract	800	—	—
Restricted cash	(1,280)	—	—
Other assets	(86)	(310)	(104)
Proceeds from sales of short-term investments	43,919	1,198	3,729
Net cash paid in acquisition	(95,954)	—	—
Proceeds from sales of property and equipment	23	59	—

Net cash used in investing activities	(73,228)	(9,059)	(1,289)

Cash flows from financing activities:
Proceeds from issuances of common stock	1,751	2,307	1,620
Repayment of long-term debt	(1,234)	(7,035)	(7,020)

Net cash provided by (used in) financing activities	517	(4,728)	(5,400)

Effect of exchange rate changes	277	1,436	919

Net increase (decrease) in cash and cash equivalents	(63,240)	5,008	5,228

Cash and cash equivalents at beginning of year	75,451	12,211	17,219

Cash and cash equivalents at end of year	$12,211	$17,219	$22,447

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

	Year Ended December 31,
	2002 (Restated)	2003 (Restated)	2004 (Restated)

Supplementary information:
Other information:
Interest paid	$587	$449	$302
Income taxes paid	$6,777	$7,054	$3,991
Acquisitions:
Assets acquired	$12,632	$—	$—
Liabilities assumed	(28,968)	—	—
Goodwill	40,080	—	—
Intangible assets	80,800	—	—
Total purchase price (including acquisition costs of $1,387 in 2001 and $5,421 in 2002)	104,544	—	—
Less — accrued acquisition costs	(3,322)	—	—
Less — cash acquired	(5,268)	—	—

Net cash paid	$95,954	$—	$—

Non-cash activities:
Capital expenditures unpaid as of December 31	$1,134	$273	$212
Refinancing of fixed assets	$—	$1,062	$348

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Throughout these Notes to Consolidated Financial Statements all amounts and comparisons reflect balances and amounts on a restated basis. For information on the restatement see Note 2—Restatement.

Savient Pharmaceuticals, Inc. (“Savient”), formerly known as Bio-Technology General Corp., and its wholly-owned subsidiaries (the “Company”), are engaged in the development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. The Company distributes its products on a worldwide basis. In the United States, the Company distributes its products through wholesalers and markets its products to physicians through a sales force that includes Savient employees and representatives of a contract sales organization. In the United Kingdom, the Company distributes its oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers and markets its products primarily to physicians through its own sales force. Until the July 18, 2005 divestiture of the Company’s global biologics manufacturing business, the Company distributed its products in Israel directly to hospitals, HMOs and retailers and markets its products to physicians through its own sales force. Elsewhere in the world, Savient distributes its products through third party license and distribution relationships.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, the Company has assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development.

Savient and its wholly-owned subsidiary, Bio-Technology General (Israel) Ltd. (“BTG-Israel”), were formed in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On March 19, 2001, Savient acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited (“Acacia”), acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

d. Short-term investments:

(i) At December 31, 2003, short-term investments, which are carried at fair value, consist primarily of investments in mutual funds, corporate bonds and short-term certificates of deposit with original maturity greater than 90 days that have been classified as “available- for-sale securities” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 ,”Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses, which are deemed to be temporary, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of an available-for-sale security below cost that is deemed to be other than temporary is recognized as a charge in the consolidated statement of operations and a new cost basis for the security is established.

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

(e) Accounts receivable, net:

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. During 2002, the Company made approximately 66% of its sales to two customers (including its distributor at the time). During 2003 and 2004, the Company primarily sold to wholesalers of which three large wholesalers accounted for approximately 44% and 49% of total sales respectively. In general, we have experienced minimal collection issues with these large customers. Accordingly, we have not recorded an allowance for doubtful accounts related to our U.S. operations. An allowance for doubtful accounts related to our international operations has not been material.

(f) Inventories, net:

At December 31, 2004 and 2003, inventories included raw materials of $5,484,000 and $6,635,000, work-in-process of $2,519,000 and $1,720,000, and finished goods of $15,146,000 and $12,477,000, respectively. An allowance is established when management determines that certain inventories may not be

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

saleable. The Company states inventories at the lower of cost or market and determines cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The aggregate inventory valuation reserves as of December 31, 2004, and 2003 were $6,059,000 and $2,210,000, respectively. In addition, loss contract reserves of $689,000, included in other current liabilities, were established in 2004 for the resolution of other commitments that may be in excess of expected demand.

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

Land, building and construction in progress represents BTG-Israel’s manufacturing facility and is stated at cost. This includes cost of construction under the construction contracts, plant and equipment, capitalized interest, labor and other direct costs, all of which were capitalized through August 31, 2003. Interest was capitalized through August 31, 2003 under the provision of SFAS No. 34 “Capitalization of Interest Cost”. Interest capitalized during the years ended December 31, 2002 and 2003 was $577,000 and $266,000, respectively, and totaled $2,221,000 at December 31, 2004. The basic construction of the building was completed in 2001. Facility qualification activities conducted during 2002 and 2003 were substantially completed by the end of 2003. Relocation of product production will continue through 2005, depending on product and territory. Construction in progress is not depreciated until such time as the relevant assets are completed and ready for their intended use.

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

Goodwill recorded in connection with the acquisition of Rosemont is not being amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142. As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of purchased goodwill. Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired. SFAS No. 142 requires companies to use a fair value approach to determine whether there is an impairment event.

i. Long-lived assets:

The Company’s long-lived assets include property and equipment, intangible assets and goodwill.

As of January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of.” Under SFAS No. 144, intangible assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to: (a) a significant decrease in the market price of a long-lived asset (or asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group); and (f) a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s management believes that no such event or change has occurred.

(j) Revenue recognition:

Revenue recognition – Product sales

Product sales are recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“FAS 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, commissions, and distribution fees.

Allowance for returns – In general, the Company provides credit for product returns that are returned six months prior to and twelve months after the product expiration date. The Company’s product sales in the U.S. primarily relate to Oxandrin and Delatestryl. Upon shipment, we estimate an allowance for future returns. The Company will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in FAS 48 and SAB 104 in establishing its return estimates. FAS 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel (sometimes referred to as “channel stuffing”), (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

Allowances for Medicaid and other government rebates – The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

Commercial discounts – With the introduction of Oxandrin 10mg in September 2002 and the further change in the method of sale and distribution in March 2003, the Company began to sell directly to drug wholesalers. Terms of these sales varied, but generally provided for invoice discounts for prompt payment. These discounts were recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.

Commissions – Through 2002, the Company gave incentive discounts to one customer that resold the Company’s products to certain market segments. Starting in 2003, the Company changed this arrangement such that it sold product directly to the end customer and then paid a sales commission to the former customer. Commissions under this latter arrangement were reflected as Commissions and Royalties expense in the Company’s consolidated statements of operations.

Distribution fees – Through April 2004, the Company paid fees for the distribution of product and related services based upon a percentage of its sales. Starting in May 2004, the Company entered into a new distribution arrangement with payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services.

Revenue recognition – Contract fees, Royalties, and Other

Contract fees consist mainly of license of marketing and distribution rights and research and development projects. In accordance with SAB 104, contract fee revenues are recognized over the estimated term of the related agreements, which range from 5 to 16 years.

Revenue related to performance milestones is recognized based upon the achievement of the milestone, as defined in the respective agreements, and when collectability is probable. Advance payments received in excess of amounts earned are included in deferred revenue.

Royalties are recognized when an agreement exists, the sale is made and the royalty is earned.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

k. Stock-based compensation:

At December 31, 2004, the Company has stock-based compensation plans, which are described more fully in Notes 11 and 12. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounts for stock- based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income upon option grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year Ended December 31,
	2002	2003	2004
	(Restated)	(Restated)	(Restated)

	(in thousands except per share data)
Net income (loss)
As reported	$8,679	$12,454	$(27,515)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,853	10,152	6,212

Pro forma	$(5,174)	$2,302	$(33,727)

Basic earnings (loss) per common share
As reported	$0.15	$0.21	$(0.46)

Pro forma	$(0.09)	$0.04	$(0.56)

Diluted earnings (loss) per common share
As reported	$0.15	$0.21	$(0.46)

Pro forma	$(0.09)	$0.04	$(0.56)

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

l. Research and development:

All research and development costs are expensed as incurred.

m. Income taxes:

Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for capital and net operating losses and tax credit carryforwards. When it is not considered more likely than not that a part or the entire deferred tax asset will be realized, a valuation allowance is recognized.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

	Year Ended December 31, 2002			Year Ended December 31, 2003			Year Ended December 31, 2004
(In thousands, except per share data)	Income (Numerator) (Restated)	Shares (Denominator)	Per Share Amounts (Restated)	Income (Numerator) (Restated)	Shares (Denominator)	Per Share Amounts (Restated)	Income (Numerator) (Restated)	Shares (Denominator)	Per Share Amounts (Restated)

Net Income (Loss)	$8,679			$12,454			$(27,515)
Basic EPS
Net earnings (loss) attributable to common stock	8,679	58,480	$0.15	12,454	59,194	$0.21	(27,515)	60,066	$(0.46)
Effect of Dilutive Securities
Stock options		179			604			—

Diluted EPS
Net earnings (loss) attributable to common stock and assumed option exercises	$8,679	58,659	$0.15	$12,454	59,798	$0.21	$(27,515)	60,066	$(0.46)

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

p. Use of estimates in preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, property and equipment, intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

r. Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution. Concentration of credit risk with respect to accounts receivable is discussed in Note 14. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

s. New accounting pronouncements:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

of both liabilities and equity. In accordance with the standard, financial instruments that embody such obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 — Restatement of Previously Issued Financial Statements

We have restated our consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of the Company’s Oxandrin and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

The Company conducted an internal review and investigation of the facts and circumstances that contributed to these errors, as well as other restatement items referred to below. The Company’s Audit Committee also engaged outside consultants to conduct an independent evaluation of the errors made in connection with estimating product returns. Both reviews concluded that there was no evidence of knowingly inappropriate accounting, fraud, or malfeasance however both concurred that certain accounting control remediation would be required.

Historically, the Company has had minimal returns related to its products. During 2004, the Company began receiving actual returns of Oxandrin that were at or near expiration. At that time, the Company determined that an adjustment would be required to accrue for future returns. This return reserve adjustment was based, in part, on notifications received from customers advising the Company, through its third-party fulfillment center, of their intent to return product. The Company subsequently determined that certain of those reported returns were in error in that actual units of product returned were significantly less than the

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

amounts originally expected to be returned. The Company also has determined that in recording its reserves for product returns and inventory it had failed to properly evaluate this data and the resulting impact on such reserves.

Return and inventory reserve estimates related to its products, Oxandrin being the most significant product, have been re-evaluated during the restatement to incorporate the following:

•	Impact of new product launches;

•	Amount of product being manufactured;

•	Product expiration dating;

•	Amount of product being sold into the distribution channel;

•	Amount of product in the distribution channel;

•	Historical return rates;

•	Shelf life of product on hand at the Company and in the channel;

•	Third party data including prescription demand data and wholesaler inventory reports;

•	Impact of potential market erosion due to generic or competing products; and

•	Amount of product disseminated for non-sale purposes.

Other restatement items

The Company has restated its rebate allowances related to contracts with Medicaid and other government agencies, of which certain of these restatement adjustments related to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, the Company has determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going forward, the Company will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

The Company has restated its accounting for its 2001 acquisition of Myelos Corporation. The Company had previously recorded negative goodwill in connection with the acquisition. It has been determined that the negative goodwill should have been allocated on a pro rata basis to non-current assets in accordance with APB No. 16, Business Combinations; non-current assets primarily included in-process research and development. The primary change in 2001 eliminates all negative goodwill and reduces our in-process research and development expense.

The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

The Company’s restated consolidated financial statements include the tax impact related to all restatement items discussed herein. This impact is carried through 2004 which effectively decreased deferred tax assets and the related valuation allowance. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

The Company also restated its presentation of net assets of the global biologics manufacturing business at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in Note 19—Subsequent Events.

Restatement impact on net Product Sales

The Company’s net revenues represent total revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, commissions, and distribution fees. The impact of the restatement on net Product Sales is summarized as follows:

	Year Ended December 31,
	2002	2002	2003	2003	2004	2004
	(Reported)	(Restated)	(Reported)	(Restated)	(Reported)	(Restated)

	(in thousands)
U.S. gross pharmaceutical product sales	$76,386	$76,386	$84,621	$84,621	$71,520	$71,520
Less: Allowances for returns	10	1,374	94	3,436	13,114	2,248
Allowances for Medicaid rebates	5,094	5,396	7,005	5,424	5,188	5,446
Allowances for other government rebates	2,566	2,114	2,582	1,896	1,483	1,471
Commercial discounts	372	372	1,910	1,910	1,702	1,702
Commissions	2,796	2,796	176	176	—	—
Distribution fees	4,092	4,092	2,870	2,870	1,252	1,252

U.S. pharmaceutical product sales, net	61,456	60,242	69,984	68,909	48,781	59,401

Global biologic product sales	28,305	28,305	27,716	27,716	23,205	23,205
Oral liquid pharmaceutical products	6,346	6,346	27,146	27,146	34,023	34,023

Product sales, net	$96,107	$94,893	$124,846	$123,771	$106,009	$116,629

The following tables reconcile the Company’s financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Additionally, set forth below for each of the tables is an explanation of the restatement adjustments. Please refer to the discussion herein regarding further explanation of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data)

The annual effects of the restatement are as follows:

	For the Year Ended December 31,
	2002	2003	2004

Net income (loss), as previously reported	$9,717	$13,922	$(35,272)
Adjustments to net income (loss):
Product sales:
Return allowance (a)	(1,364)	(3,342)	10,866
Medicaid rebate accruals (b)	(302)	1,581	(258)
Chargeback accruals (c)	452	686	12
General and administrative:
Sales and Use tax accrual (d)	—	—	(1,355)
Cost of sales:
Inventory reserves (e)	(341)	(1,253)	(2,414)
Commissions and royalties:
Commission accrual (f)	—	—	96
Income tax expense (g)	517	860	810

Net income (loss), as restated	$8,679	$12,454	$(27,515)

Earnings (loss) per common share
As previously reported:
Basic	$0.17	$0.24	$(0.59)

Diluted	$0.17	$0.23	$(0.59)

As restated:
Basic	$0.15	$0.21	$(0.46)

Diluted	$0.15	$0.21	$(0.46)

Weighted average number of common and common equivalent shares:
Basic	58,480	59,194	60,066
Diluted	58,659	59,798	60,066

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Return allowance — The 2002 adjustment relates to return reserves for Oxandrin and Delatestryl of $1,163 and $201, respectively. The 2002 reserve accounts for the contractual change of accepting returns for credit versus for replacement product. The 2003 adjustment includes additional return reserves for Oxandrin and Delatestryl of $3,263 and $79, respectively. In 2004, the Company had previously recorded a return reserves of approximately $13,114. This reserve was overstated by $6,160. The restatement reallocated $4,706 to previous periods based upon product sales. The balance of the adjustment of $2,248 was the reserve required for 2004 ($2,212 for Oxandrin and $36 for Delatestryl).

(b)
Medicaid rebate accruals — The Company had under accrued for Medicaid rebates prior to 2003. During 2003 the Company had increased its reserves. The restatement reallocated $1,525 of that reserve to earlier periods that were previously under accrued ($302 to 2002 and $1,223 to 2001). The remaining restatement adjustment in 2003 relates to an over reserve of $56. During 2004, the Company corrected certain quarterly under accruals which on an annual basis resulted in restatement adjustments of $258.

(c)
Chargeback accruals — The chargeback accruals previously recorded in 2002 were overstated due to an under accrual in 2001. The correction of the under accrual resulted in an adjustment of $452 during 2002. The 2003 chargeback accruals previously recorded in 2003 were overstated by $686. The 2004 adjustment of $12 is net of quarterly increases and decreases in reserves.

(d)	Sales and Use tax accrual – The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(e)
Inventory reserves — The 2002 reserves required for Oxandrin of $341 related to the excess production of the 10mg dosage launch. The 2003 adjustment includes $1,253 of additional reserves required for Oxandrin due to excess production coupled with declining demand for the 2.5mg dosage. The 2004 adjustment includes additional reserves of $3,193 for excess production related to Oxandrin. In addition, 2004 includes a $779 reserve reduction related to Delatestryl. The Company had previously reserved all Delatestryl inventory in anticipation of generic market erosion, however, based upon forecasted and actual sales activity a complete inventory writedown was not deemed necessary.

(f)	Commission accrual – The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(g)
Income tax expense — Tax impact of previously described adjustments. The reduction of the tax provision that resulted from the restatement adjustments in 2002 and 2003 was offset by the increase in the tax provision in 2004 due to the recording of a valuation allowance on the Company’s deferred tax assets. The Company has also reduced its tax payable and related tax expense in 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data)

	December 31, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Year Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$22,447	—	—	$22,447
Short-term investments	2,835	—	—	2,835
Accounts receivable, net (a)	15,659	—	9,419	25,078
Inventories, net (b)	21,098	(1,594)	(2,414)	17,090
Deferred income taxes (c)	—	2,331	(2,331)	—
Prepaid expenses and other current assets	4,250	—	—	4,250

Total current assets	66,289			71,700

Property and equipment, net	67,018	—	—	67,018
Intangible assets, net	71,688	—	—	71,688
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	—	(451)	451	—
Severance pay funded	2,945	—	—	2,945
Other assets (d)	3,108	(79)	—	3,029

Total assets	$251,169			$256,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$11,340	503	(2,690)	$9,153
Current portion of deferred revenues	1,112	—	—	1,112
Current portion of long-term debt	5,903	—	—	5,903
Other current liabilities (e)	23,665	3,773	58	27,496

Total current liabilities	42,020			43,664

Long-term debt	—	—	—	—
Deferred revenues	10,180	—	—	10,180
Severance pay	6,624	—	—	6,624
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	21,649	—	—	21,649
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued and outstanding: 60,457,000 in 2004	606	—	—	606
Additional paid in capital	218,699	—	—	218,699
Accumulated deficit	(67,203)	11,959	7,757	(47,487)
Accumulated other comprehensive income	2,566	—	—	2,566

Total stockholders’ equity	154,668			174,384

Total liabilities and stockholders’ equity	$251,169			$256,501

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities.

(b)
Inventories, net — Current year adjustments relate to Oxandrin inventory reserve additions of $3,193, offset by a Delatestryl inventory reserve reduction of $779. Prior period adjustments relate to Oxandrin inventory reserve additions of $1,594.

(c)
Deferred income taxes — Deferred income tax assets were adjusted for the restatement adjustments. The current year adjustments are due to valuation adjustments in the current period related to the loss position of the Company. Taxes payable was also adjusted for the impact of the restatement items, including the adjustment during 2004 primarily related to the resolution of an IRS tax audit.

(d)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e)
Other current liabilities — Current year adjustments relate to Oxandrin and Delatestryl return reserves of $1,445 and $2, respectively ($9,419 was reclassified from accounts receivable, net and the total return reserve was reduced by $10,866). The current year adjustment also includes an accrual of $1,355 related to an ongoing Sales and Use tax audit with the State of New Jersey. The remaining current year adjustment relates to a chargeback reserve reduction of $12, a Medicaid reserve increase of $258 and a commission accrual decrease of $96. The prior year adjustments relate to Oxandrin and Delatestryl return allowance increases of $4,426 and $280, respectively. The remaining prior period adjustment relates to chargeback and Medicaid reserve reductions of $877 and $56, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data)

	Year Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$106,009	$10,620	$116,629
Contract fees	923	—	923
Royalties	5,352	—	5,352
Other revenues	991	—	991

	113,275	10,620	123,895

Expenses:
Research and development	27,800	—	27,800
Marketing and sales	23,598	—	23,598
General and administrative (b)	30,297	1,355	31,652
Retirement	2,085	—	2,085
Cost of sales (c)	37,118	2,414	39,532
Restructuring	1,962	—	1,962
Amortization of intangibles associated with acquisitions	4,050	—	4,050
Commissions and royalties (d)	6,328	(96)	6,232

	133,238	3,673	136,911

Operating income (loss)	(19,963)	6,947	(13,016)
Other expense, net	(756)	—	(756)

Income (loss) before income taxes	(20,719)	6,947	(13,772)
Income tax expense (benefit) (e)	14,553	(810)	13,743

Net income (loss)	$(35,272)	$7,757	$(27,515)

Earnings (loss) per common share:
Basic	$(0.59)	$0.13	$(0.46)

Diluted	$(0.59)	$0.13	$(0.46)

Weighted average number of common and common equivalent shares:
Basic	60,066	—	60,066
Diluted	60,066	—	60,066

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $10,623 and $243, respectively, an increase in the Medicaid reserve of $258, and a decrease to the chargeback reserve of $12.

(b)	General and administrative – The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(c)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $3,193 and a decrease in the Delatestryl inventory reserve of $779.

(d)	Commissions and royalties – The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(e)
Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments. The Company has also restated its tax payable as of December 31, 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data)

	December 31, 2003
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Year Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$17,219	—	—	$17,219
Short-term investments	5,582	—	—	5,582
Accounts receivable, net	33,375	—	—	33,375
Inventories, net (a)	20,216	(341)	(1,253)	18,622
Deferred income taxes (b)	2,888	1,355	976	5,219
Prepaid expenses and other current assets	4,163	—	—	4,163

Total current assets	83,443			84,180

Property and equipment, net	70,426	—	—	70,426
Intangible assets, net	75,743	—	—	75,743
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	13,767	(846)	395	13,316
Severance pay funded	2,660	—	—	2,660
Other assets (c)	4,380	(79)	—	4,301

Total assets	$290,540			$290,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$16,816	(9)	512	$17,319
Current portion of deferred revenues	848	—	—	848
Current portion of long-term debt	7,020	—	—	7,020
Other current liabilities (d)	19,846	2,698	1,075	23,619

Total current liabilities	44,530			48,806

Long-term debt	5,903	—	—	5,903
Deferred revenues	7,836	—	—	7,836
Severance pay	5,851	—	—	5,851
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	22,962	1	(1)	22,962
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized; no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued and outstanding: 59,618,000 in 2003	595	—	—	595
Additional paid in capital	216,706	—	—	216,706
Accumulated deficit	(31,931)	13,427	(1,468)	(19,972)
Accumulated other comprehensive income	2,060	—	—	2,060

Total stockholders’ equity	187,430			199,389

Total liabilities and stockholders’ equity	$290,540			$290,747

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Current year adjustments relate to reduced Oxandrin inventory valuation. Prior period adjustments also relate to reduced inventory valuation.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current year adjustments relate to return reserve increases ($3,263 for Oxandrin and $79 for Delatestryl) offset by chargeback and Medicaid reserve decreases of $686 and $1,581, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data)

	Year Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$124,846	$(1,075)	$123,771
Contract fees	1,340	—	1,340
Royalties	3,227	—	3,227
Other revenues	3,112	—	3,112

	132,525	(1,075)	131,450

Expenses:
Research and development	31,797	—	31,797
Marketing and sales	23,303	—	23,303
General and administrative	26,744	—	26,744
Cost of sales (b)	24,745	1,253	25,998
Amortization of intangibles associated with acquisitions	4,050	—	4,050
Commissions and royalties	5,438	—	5,438

	116,077	1,253	117,330

Operating income (loss)	16,448	(2,328)	14,120
Other income, net	3,635	—	3,635

Income (loss) before income taxes	20,083	(2,328)	17,755
Income tax expense (benefit) (c)	6,161	(860)	5,301

Net income (loss)	$13,922	$(1,468)	$12,454

Earnings (loss) per common share:
Basic	$0.24	$(0.03)	$0.21

Diluted	$0.23	$(0.02)	$0.21

Weighted average number of common and common equivalent shares:
Basic	59,194	—	59,194
Diluted	59,798	—	59,798

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $3,263 and $79, respectively, a decrease in the Medicaid reserve of $1,581, and a decrease to the chargeback reserve of $686.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $1,253.

(c)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	December 31, 2002
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Year Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$12,211	—	—	$12,211
Short-term investments	4,336	—	—	4,336
Accounts receivable, net	35,764	—	—	35,764
Inventories, net (a)	16,612	—	(341)	16,271
Deferred income taxes (b)	4,176	—	1,355	5,531
Prepaid expenses and other	2,829	—	—	2,829

Total current assets	75,928			76,942

Property and equipment, net	66,596	—	—	66,596
Intangible assets, net	79,878	—	—	79,878
Goodwill	40,080	—	—	40,080
Deferred income taxes (b)	16,380	—	(846)	15,534
Severance pay funded	2,783	—	—	2,783
Other assets (c)	3,786	(79)	—	3,707

Total assets	$285,431			$285,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$21,618	—	(9)	$21,609
Deferred revenues	1,557	—	—	1,557
Current portion of long-term debt	6,674	—	—	6,674
Other current liabilities (d)	17,020	1,484	1,214	19,718

Total current liabilities	46,869			49,558

Long-term debt	12,222	—	—	12,222
Deferred revenues	11,628	—	—	11,628
Severance pay	5,673	—	—	5,673
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,936	—	1	23,937
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock - $.01 par value; 4,000,000 shares authorized; no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 58,733,000 in 2002	587	—	—	587
Additional paid in capital	214,224	—	—	214,224
Accumulated deficit	(45,853)	14,465	(1,038)	(32,426)
Accumulated other comprehensive income	117	—	—	117

Total stockholders’ equity	169,075			182,502

Total liabilities and stockholders’ equity	$285,431			$285,520

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Current year adjustments relate to reduced Oxandrin inventory valuation.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current year adjustments relate to return reserve increases ($1,163 for Oxandrin and $201 for Delatestryl) and an increase in the Medicaid reserve of $302 offset by chargeback reserve decrease of $452. Prior period adjustments relate to increases in Medicaid and chargeback reserves of $1,223 and $261, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data)

	Year Ended December 31, 2002
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$96,107	$(1,214)	$94,893
Contract fees	1,804	—	1,804
Royalties	3,891	—	3,891
Other revenues	1,164	—	1,164

	102,966	(1,214)	101,752

Expenses:
Research and development	32,783	—	32,783
Marketing and sales	22,143	—	22,143
General and administrative	17,582	—	17,582
Cost of sales (b)	14,148	341	14,489
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	2,159	—	2,159

	89,828	341	90,169

Operating income (loss)	13,138	(1,555)	11,583
Other income, net	1,642	—	1,642

Income (loss) before income taxes	14,780	(1,555)	13,225
Income tax expense (benefit) (c)	5,063	(517)	4,546

Net income (loss)	$9,717	$(1,038)	$8,679

Earnings (loss) per common share:
Basic	$0.17	$(0.02)	$0.15

Diluted	$0.17	$(0.02)	$0.15

Weighted average number of common and common equivalent shares:
Basic	58,480	—	58,480
Diluted	58,659	—	58,659

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $1,163 and $201, respectively, an increase in the Medicaid reserve of $302, and a decrease to the chargeback reserve of $452.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $341.

(c)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

The quarterly effects of the restatement are as follows:

	2004 Quarterly Periods
	March 31,	June 30,	September 30,	December 31,

Net income (loss), as previously reported	$1,178	$(31,888)	$(5,209)	$647
Adjustments to net income (loss):
Product sales:
Return allowance (a)	125	3,282	6,197	1,262
Medicaid rebate accruals (b)	116	(1,030)	(17)	673
Chargeback accruals (c)	261	(2)	(251)	4
General and administrative:
Sales and Use tax accrual (d)	—	—	—	(1,355)
Cost of sales:
Inventory reserves (e)	—	45	(69)	(2,390)
Commissions and royalties:
Commission accrual (f)	—	—	—	96
Income tax expense (benefit) (g)	(139)	(1,741)		2,690

Net income (loss), as restated	$1,541	$(31,334)	$651	$1,627

Earnings (loss) per common share
As previously reported:
Basic	$0.02	$(0.53)	$(0.09)	$0.01

Diluted	$0.02	$(0.53)	$(0.09)	$0.01

As restated:
Basic	$0.03	$(0.52)	$0.01	$0.03

Diluted	$0.03	$(0.52)	$0.01	$0.03

Weighted average number of common and common equivalent shares:
Basic	59,734	59,962	60,182	60,381
Diluted	60,331	59,962	60,183	60,390

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Return allowance — In 2004, the Company had previously recorded a return reserve of approximately $13,114. This reserve was overstated by $6,160. The restatement reallocated $4,706 to previous periods based upon product sales. The balance of the adjustment of $2,248 was the provision required for 2004 ($2,212 for Oxandrin and $36 for Delatestryl). The first, second, third, and fourth quarter 2004 amounts related to the Oxandrin $2,212 annual provision was $1,025, $116, $548, and $523, respectively.

(b)
Medicaid rebate accruals — During 2004, the Company corrected certain quarterly under accruals which on an annual basis resulted in restatement adjustments of $258. The adjustments primarily reallocated reserves from the fourth quarter to the second quarter.

(c)	Chargeback accruals — The 2004 adjustment nets to $12, however there were quarterly adjustments that primarily reallocated reserves between the first and third quarters.

(d)	Sales and Use tax accrual – The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(e)
Inventory reserves — The 2004 adjustment includes additional reserves of $3,238 for excess production related to Oxandrin ($848 in the third quarter and $2,390 in the fourth quarter). In addition, 2004 includes a reserve adjustment in the second quarter of $45 related to Oxandrin and a $779 reserve reduction related to Delatestryl (third quarter). The Company had previously reserved all Delatestryl inventory in anticipation of generic market erosion.

(f)	Commission accrual – The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(g)
Income tax expense (benefit) — Tax impact of previously described adjustments. The Company has also restated its tax payable as of December 31, 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	2003 Quarterly Periods
	March 31,	June 30,	September 30,	December 31,

Net income, as previously reported	$2,982	$2,512	$4,358	$4,070
Adjustments to net income:
Product sales:
Return allowance (a)	(310)	(397)	(1,072)	(1,563)
Medicaid rebate accruals (b)	(29)	989	(100)	721
Chargeback accruals (c)	100	460	(8)	134
Cost of sales:
Inventory reserves (d)	—	—	—	(1,253)
Income tax expense (benefit) (e)	89	(389)	436	724

Net income, as restated	$2,832	$3,175	$3,614	$2,833

Earnings per common share
As previously reported:
Basic	$0.05	$0.04	$0.07	$0.07

Diluted	$0.05	$0.04	$0.07	$0.07

As restated:
Basic	$0.05	$0.05	$0.06	$0.05

Diluted	$0.05	$0.05	$0.06	$0.05

Weighted average number of common and common equivalent shares:
Basic	58,840	59,044	59,339	59,541
Diluted	58,895	59,485	60,164	60,519

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Return allowance — The 2003 adjustment includes additional return provisions for Oxandrin and Delatestryl of $3,263 and $79, respectively. The increase in the reserves in the third and fourth quarters of 2003 is due to sales of Oxandrin product with short expiration shelf life.

(b)
Medicaid rebate accruals — The Company had under accrued for Medicaid rebates prior to 2003. During 2003 the Company had increased their reserves. The restatement reallocated $1,525 of that provision to earlier periods that were previously under accrued ($302 to 2002 and $1,223 to 2001). The remaining restatement adjustment in 2003 relates to an over reserve of $56. The reallocation primarily related to the second and fourth quarters of 2003.

(c)	Chargeback accruals — The 2003 chargeback accruals previously recorded in 2003 were overstated by $686. The adjustments relate primarily to the first, second, and fourth quarters.

(d)	Inventory reserves — The fourth quarter 2003 adjustment includes $1,253 of additional reserves required for Oxandrin due to excess production coupled with declining demand for the 2.5mg dosage.

(e)	Income tax expense (benefit) — Tax impact of previously described adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	March 31, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$20,098	—	—	$20,098
Short-term investments	5,571	—	—	5,571
Accounts receivable, net (a)	29,901	—	1,006	30,907
Inventories, net (b)	20,146	(1,594)	—	18,552
Deferred income taxes (c)	2,938	2,331	—	5,269
Prepaid expenses and other current assets	4,406	—	—	4,406

Total current assets	83,060			84,803

Property and equipment, net	70,095	—	—	70,095
Intangible assets, net	74,725	—	—	74,725
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	13,766	(451)	—	13,315
Severance pay funded	2,649	—	—	2,649
Other assets (d)	4,778	(79)	—	4,699

Total assets	$289,194			$290,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$17,912	503	139	$18,554
Current portion of long-term debt	7,027	—	—	7,027
Deferred revenues	867	—	—	867
Other current liabilities (e)	17,230	3,773	504	21,507

Total current liabilities	43,036			47,955

Long-term debt	4,144	—	—	4,144
Deferred revenues	8,098	—	—	8,098
Severance pay	5,985	—	—	5,985
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	22,466	—	—	22,466
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 59,806,000 at March 31, 2004	598	—	—	598
Additional paid-in capital	217,147	—	—	217,147
Accumulated deficit	(30,753)	11,959	363	(18,431)
Accumulated other comprehensive income	2,445	—	—	2,445

Total stockholders’ equity	189,437			201,759

Total liabilities and stockholders’ equity	$289,194			$290,407

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities.

(b)	Inventories, net — Prior period adjustments relate to Oxandrin 2002 and 2003 inventory valuation adjustments.

(c)	Deferred income taxes — Deferred income tax assets were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(d)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e)
Other current liabilities — Current period relates to adjustments in Oxandrin and Delatestryl return reserves of $863 and $18, respectively ($1,006 was reclassified from accounts receivable, net and reduced by $125), offset by chargeback and Medicaid reserve decreases of $261 and $116, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $4,426 and $280, respectively, offset by chargeback and Medicaid reserve decreases of $877 and $56, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended March 31, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$32,201	$502	$32,703
Contract fees	230	—	230
Royalties	932	—	932
Other revenues	40	—	40

	33,403	502	33,905

Expenses:
Research and development	8,664	—	8,664
Marketing and sales	6,666	—	6,666
General and administrative	5,372	—	5,372
Cost of sales	8,651	—	8,651
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	1,403	—	1,403

	31,769	—	31,769

Operating income	1,634	502	2,136
Other income, net	73	—	73

Income before income taxes	1,707	502	2,209
Income tax expense (b)	529	139	668

Net income	$1,178	$363	$1,541

Earnings (loss) per common share:
Basic	$0.02	$0.01	$0.03

Diluted	$0.02	$0.01	$0.03

Weighted average number of common and common equivalent shares:
Basic	59,734	—	59,734
Diluted	60,331	—	60,331

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to a decrease in the Oxandrin return reserve of $140, an increase in the Delatestryl return reserve of $15, a decrease in the Medicaid reserve of $116, and a decrease to the chargeback reserve of $261.

(b)	Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	June 30, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$21,021	—	—	$21,021
Short-term investments	5,370	—	—	5,370
Accounts receivable, net (a)	13,903	1,006	1,953	16,862
Inventories, net (b)	19,918	(1,594)	45	18,369
Deferred income taxes (c)	252	2,331	(2,331)	252
Prepaid expenses and other current assets	3,815	—	—	3,815

Total current assets	64,279			65,689

Property and equipment, net	68,912	—	—	68,912
Intangible assets, net	73,713	—	—	73,713
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	—	(451)	451	—
Severance pay funded	2,815	—	—	2,815
Other assets (d)	3,778	(79)	—	3,699

Total assets	$253,618			$254,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$14,492	642	(139)	$14,995
Current portion of long-term debt	7,034	—	—	7,034
Deferred revenues	880	—	—	880
Other current liabilities (e)	18,851	4,277	(297)	22,831

Total current liabilities	41,257			45,740

Long-term debt	2,383	—	—	2,383
Deferred revenues	7,869	—	—	7,869
Severance pay	6,353	—	—	6,353
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	22,138	—	—	22,138
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,053,000 at June 30, 2004	601	—	—	601
Additional paid-in capital	217,707	—	—	217,707
Accumulated deficit	(62,641)	12,322	554	(49,765)
Accumulated other comprehensive income	1,923	—	—	1,923

Total stockholders’ equity	157,590			170,466

Total liabilities and stockholders’ equity	$253,618			$254,949

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities. The prior period adjustment relates to the reclassification that occurred during the first quarter of 2004.

(b)	Inventories, net — Current period adjustment relates to an Oxandrin return reserve decrease of $45. Prior period adjustments relate to Oxandrin 2002 and 2003 inventory valuation adjustments.

(c)	Deferred income taxes — Deferred income tax assets were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(d)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e)
Other current liabilities — Current period relates to an adjustment in the Oxandrin return reserve of $1,332 ($1,953 was reclassified from accounts receivable, net and the total reserve was reduced by $3,282) offset by an increase in the Medicaid reserve of $1,030. The remaining current period adjustment of $5 relates to offsetting amounts for a Delatestryl return reserve increase and a chargeback reserve decrease. Prior period relates to adjustments in Oxandrin and Delatestryl return reserves of $5,289 and $298, respectively ($1,006 was reclassified from accounts receivable, net and increased by $4,581), offset by chargeback and Medicaid reserve decreases of $1,138 and $172, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$14,342	$2,250	$16,592
Contract fees	220	—	220
Royalties	2,872	—	2,872
Other revenues	254	—	254

	17,688	2,250	19,938

Expenses:
Research and development	6,882	—	6,882
Marketing and sales	5,868	—	5,868
General and administrative	7,395	—	7,395
Retirement	2,110	—	2,110
Cost of sales (b)	7,576	(45)	7,531
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties	1,507	—	1,507

	32,350	(45)	32,305

Operating income (loss)	(14,662)	2,295	(12,367)
Other expense, net	(769)	—	(769)

Income (loss) before income taxes	(15,431)	2,295	(13,136)
Income tax expense (c)	16,457	1,741	18,198

Net income (loss)	$(31,888)	$554	$(31,334)

Earnings (loss) per common share:
Basic	$(0.53)	$0.01	$(0.52)

Diluted	$(0.53)	$0.01	$(0.52)

Weighted average number of common and common equivalent shares:
Basic	59,962	—	59,962
Diluted	59,962	—	59,962

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $3,152 and $130, respectively, an increase in the Medicaid reserve of $1,030, and an increase to the chargeback reserve of $2.

(b)	Cost of sales — The adjustment relates to a decrease in the Oxandrin inventory reserve of $45.

(c)	Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	September 30, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$21,984	—	—	$21,984
Short-term investments	2,736	—	—	2,736
Accounts receivable, net (a)	11,962	2,959	5,137	20,058
Inventories, net (b)	21,648	(1,549)	(69)	20,030
Deferred income taxes	99	—	—	99
Prepaid expenses and other current assets	3,912	—	—	3,912

Total current assets	62,341			68,819

Property and equipment, net	67,665	—	—	67,665
Intangible assets, net	72,700	—	—	72,700
Goodwill	40,121	—	—	40,121
Severance pay funded	2,923	—	—	2,923
Other assets (c)	3,627	(79)	—	3,548

Total assets	$249,377			$255,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (d)	$17,854	503	—	$18,357
Current portion of long-term debt	7,040	—	—	7,040
Deferred revenues	856	—	—	856
Other current liabilities (e)	18,816	3,980	(792)	22,004

Total current liabilities	44,566			48,257

Long-term debt	621	—	—	621
Deferred revenues	7,671	—	—	7,671
Severance pay	6,089	—	—	6,089
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes	21,850	—	—	21,850
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,264,000 at September 30, 2004	603	—	—	603
Additional paid-in capital	218,087	—	—	218,087
Accumulated deficit	(67,850)	12,876	5,860	(49,114)
Accumulated other comprehensive income	1,712	—	—	1,712

Total stockholders’ equity	152,552			171,288

Total liabilities and stockholders’ equity	$249,377			$255,776

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Accounts receivable, net — During 2004, Company had previously recorded its allowance for returns as a contra accounts receivable account. This adjustment represents a reclassification of the total allowance for returns to other current liabilities. The prior period adjustment relates to the reclassifications that occurred during the first and second quarter of 2004.

(b)
Inventories, net — Current period adjustments relate to a valuation reserve for the Oxandrin inventory of $848 offset by a Delatestryl inventory valuation reserve decrease of $779. Prior period adjustments relate to Oxandrin inventory valuation adjustments.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)	Accounts payable — Taxes payable was adjusted for the impact of the restatement items.

(e)
Other current liabilities — Current period relates to adjustments in Oxandrin and Delatestryl return reserves of $1,038 and $22, respectively ($5,137 was reclassified from accounts receivable, net and total reserve was reduced by $6,197), offset by increases Medicaid and chargeback reserves of $17 and $251, respectively. Prior period relates to adjustments in Oxandrin and Delatestryl return reserves of $3,956 and $302, respectively ($2,959 was reclassified from accounts receivable, net and the total reserve was increased by $1,299). Prior period adjustments also include chargeback reserve decreases of $1,136 and a Medicaid reserve increase of $858.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$23,593	$5,929	$29,522
Contract fees	222	—	222
Royalties	1,044	—	1,044
Other revenues	697	—	697

	25,556	5,929	31,485

Expenses:
Research and development	6,265	—	6,265
Marketing and sales	5,175	—	5,175
General and administrative	5,999	—	5,999
Cost of sales (b)	9,556	69	9,625
Restructuring	313	—	313
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	1,620	—	1,620

	29,941	69	30,010

Operating income (loss)	(4,385)	5,860	1,475
Other income, net	326	—	326

Income (loss) before income taxes	(4,059)	5,860	1,801
Income tax expense	1,150	—	1,150

Net income (loss)	$(5,209)	$5,860	$651

Earnings (loss) per common share:
Basic	$(0.09)	$0.10	$0.01

Diluted	$(0.09)	$0.10	$0.01

Weighted average number of common and common equivalent shares:
Basic	60,182	—	60,182
Diluted	60,182	1	60,183

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $6,161 and $36, respectively, an increase in the Medicaid reserve of $17, and an increase to the chargeback reserve of $251.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $848 offset by a decrease in the Delatestryl inventory reserve of $779.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$35,873	$1,939	$37,812
Contract fees	251	—	251
Royalties	504	—	504

	36,628	1,939	38,567

Expenses:
Research and development	5,989	—	5,989
Marketing and sales	5,889	—	5,889
General and administrative (b)	11,531	1,355	12,886
Retirement	(25)	—	(25)
Cost of sales (c)	11,335	2,390	13,725
Restructuring	1,649	—	1,649
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties (d)	1,798	(96)	1,702

	39,178	3,649	42,827

Operating loss	(2,550)	(1,710)	(4,260)
Other expense, net	(386)	—	(386)

Loss before income taxes	(2,936)	(1,710)	(4,646)
Income tax expense (benefit) (e)	(3,583)	(2,690)	(6,273)

Net income	$647	$980	$1,627

Earnings per common share:
Basic	$0.01	$0.02	$0.03

Diluted	$0.01	$0.02	$0.03

Weighted average number of common and common equivalent shares:
Basic	60,381	—	60,381
Diluted	60,390	—	60,390

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $1,170 and $92, respectively, a decrease in the Medicaid reserve of $673, and a decrease to the chargeback reserve of $4.

(b)	General and administrative – The Company has restated general and administrative expense to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey.

(c)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $2,390.

(d)	Commissions and royalties – The Company has restated commissions and royalties expense during 2004 to correct an expense over accrual.

(e)
Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments. The Company has also restated its tax payable as of December 31, 2004 primarily based upon resolution of an IRS tax audit.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	March 31, 2003
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS:
Current Assets
Cash and cash equivalents	$19,292	—	—	$19,292
Short-term investments	3,807	—	—	3,807
Accounts receivable, net	21,317	—	—	21,317
Inventories, net (a)	15,895	(341)	—	15,554
Deferred income taxes (b)	4,260	1,355	—	5,615
Prepaid expenses and other current assets	2,525	—	—	2,525

Total current assets	67,096			68,110

Property and equipment, net	67,416	—	—	67,416
Intangible assets, net	78,844	—	—	78,844
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	16,353	(846)	—	15,507
Severance pay funded	2,799	—	—	2,799
Other assets (c)	3,696	(79)	—	3,617

Total assets	$276,325			$276,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$13,077	(9)	(89)	$12,979
Current portion of long-term debt	7,006	—	—	7,006
Deferred revenues	1,502	—	—	1,502
Other current liabilities (d)	14,506	2,698	239	17,443

Total current liabilities	36,091			38,930

Long-term debt	11,171	—	—	11,171
Deferred revenues	11,295	—	—	11,295
Severance pay	5,702	—	—	5,702
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,632	1	—	23,633
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 58,919,000 at March 31, 2003	589	—	—	589
Additional paid-in capital	214,690	—	—	214,690
Accumulated deficit	(42,871)	13,427	(150)	(29,594)
Accumulated other comprehensive (loss) income	(2)	—	—	(2)

Total stockholders’ equity	172,406			185,683

Total liabilities and stockholders’ equity	$276,325			$276,414

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Prior period adjustment relates to Oxandrin inventory valuation adjustment of $341 in 2002.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current period relates to increases in Oxandrin and Delatestryl return reserves of $293 and $17, respectively. Current period adjustments also include an increase to the Medicaid reserve of $29 offset by a decrease in the chargeback reserve of $100. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $1,163 and $201, respectively. Prior period adjustments also include chargeback reserve decreases of $191 and a Medicaid reserve increase of $1,525.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended March 31, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$26,950	$(239)	$26,711
Contract fees	366	—	366
Royalties	523	—	523
Other revenues	137	—	137

	27,976	(239)	27,737

Expenses:
Research and development	6,448	—	6,448
Marketing and sales	6,571	—	6,571
General and administrative	5,051	—	5,051
Cost of sales	4,486	—	4,486
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	411	—	411

	23,980	—	23,980

Operating income (loss)	3,996	(239)	3,757
Other income, net	382	—	382

Income (loss) before income taxes	4,378	(239)	4,139
Income tax expense (benefit) (b)	1,396	(89)	1,307

Net income (loss)	$2,982	$(150)	$2,832

Earnings (loss) per common share:			$—
Basic	$0.05	$(0.00)	$0.05

Diluted	$0.05	$(0.00)	$0.05

Weighted average number of common and common equivalent shares:
Basic	58,840	—	58,840
Diluted	58,895	—	58,895

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $293 and $17, respectively, an increase in the Medicaid reserve of $29, and a decrease to the chargeback reserve of $100.

(b)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	June 30, 2003
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS:
Current Assets
Cash and cash equivalents	$19,063	—	—	$19,063
Short-term investments	3,756	—	—	3,756
Accounts receivable, net	19,667	—	—	19,667
Inventories, net (a)	17,178	(341)	—	16,837
Deferred income taxes (b)	4,409	1,355	—	5,764
Prepaid expenses and other current assets	6,773	—	—	6,773

Total current assets	70,846			71,860

Property and equipment, net	68,886	—	—	68,886
Intangible assets, net	77,810	—	—	77,810
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	16,243	(846)	—	15,397
Severance pay funded	3,091	—	—	3,091
Other assets (c)	3,686	(79)	—	3,607

Total assets	$280,683			$280,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$12,255	(98)	389	$12,546
Current portion of long-term debt	7,003	—	—	7,003
Deferred revenues	1,445	—	—	1,445
Other current liabilities (d)	18,043	2,937	(1,052)	19,928

Total current liabilities	38,746			40,922

Long-term debt	9,423	—	—	9,423
Deferred revenues	11,210	—	—	11,210
Severance pay	6,175	—	—	6,175
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,329	1	—	23,330
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 59,112,000 at June 30, 2003	591	—	—	591
Additional paid-in capital	215,123	—	—	215,123
Accumulated deficit	(40,358)	13,277	663	(26,418)
Accumulated other comprehensive income	416	—	—	416

Total stockholders’ equity	175,772			189,712

Total liabilities and stockholders’ equity	$280,683			$280,772

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Prior period adjustment relates to Oxandrin inventory valuation adjustment of $341 in 2002.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current period relates to increases in Oxandrin and Delatestryl return reserves of $382 and $15, respectively. Current period adjustments also include decreases to the Medicaid and chargeback reserves of $989 and $460, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $1,455 and $219, respectively. Prior period adjustments also include chargeback reserve decreases of $291 and a Medicaid reserve increase of $1,554.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended June 30, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$28,048	$1,052	$29,100
Contract fees	377	—	377
Royalties	1,047	—	1,047
Other revenues	1,464	—	1,464

	30,936	1,052	31,988

Expenses:
Research and development	7,408	—	7,408
Marketing and sales	5,407	—	5,407
General and administrative	6,445	—	6,445
Cost of sales	5,194	—	5,194
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties	1,821	—	1,821

	27,287	—	27,287

Operating income	3,649	1,052	4,701
Other income, net	39	—	39

Income before income taxes	3,688	1,052	4,740
Income tax expense (b)	1,176	389	1,565

Net income	$2,512	$663	$3,175

Earnings per common share:
Basic	$0.04	$0.01	$0.05

Diluted	$0.04	$0.01	$0.05

Weighted average number of common and common equivalent shares:
Basic	59,044	—	59,044
Diluted	59,485	—	59,485

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $382 and $15, respectively, a decrease in the Medicaid reserve of $989, and a decrease to the chargeback reserve of $460.

(b)	Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	September 30, 2003
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS:
Current Assets
Cash and cash equivalents	$16,927	—	—	$16,927
Short-term investments	3,787	—	—	3,787
Accounts receivable, net	25,539	—	—	25,539
Inventories, net (a)	18,609	(341)	—	18,268
Deferred income taxes (b)	4,286	1,355	—	5,641
Prepaid expenses and other current assets	5,783	—	—	5,783

Total current assets	74,931			75,945

Property and equipment, net	70,676	—	—	70,676
Intangible assets, net	76,776	—	—	76,776
Goodwill	40,121	—	—	40,121
Deferred income taxes (b)	15,830	(846)	—	14,984
Severance pay funded	3,040	—	—	3,040
Other assets (c)	4,173	(79)	—	4,094

Total assets	$285,547			$285,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (b)	$18,361	291	(436)	$18,216
Current portion of long-term debt	7,060	—	—	7,060
Deferred revenues	903	—	—	903
Other current liabilities (d)	16,081	1,885	1,180	19,146

Total current liabilities	42,405			45,325

Long-term debt	7,598	—	—	7,598
Deferred revenues	8,048	—	—	8,048
Severance pay	6,432	—	—	6,432
Negative goodwill (c)	16,028	(16,028)	—	—
Deferred income taxes (b)	23,626	1	—	23,627
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 59,468,000 at September 30, 2003	594	—	—	594
Additional paid-in capital	216,212	—	—	216,212
Accumulated deficit	(36,000)	13,940	(744)	(22,804)
Accumulated other comprehensive income	604	—	—	604

Total stockholders’ equity	181,410			194,606

Total liabilities and stockholders’ equity	$285,547			$285,636

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)	Inventories, net — Prior period adjustment relates to Oxandrin inventory valuation adjustment of $341 in 2002.

(b)	Deferred income taxes — Deferred income tax assets and liabilities were adjusted for the restatement adjustments. Taxes payable was also adjusted for the impact of the restatement items.

(c)
Negative goodwill — In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(d)
Other current liabilities — Current period relates to increases in Oxandrin and Delatestryl return reserves of $1,056 and $16, respectively. Current period adjustments also include increases to the Medicaid and chargeback reserves of $100 and $8, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $1,837 and $234, respectively. Prior period adjustments also include chargeback reserve decreases of $751 and a Medicaid reserve increase of $565.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended September 30, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$32,112	$(1,180)	$30,932
Contract fees	327	—	327
Royalties	855	—	855
Other revenues	487	—	487

	33,781	(1,180)	32,601

Expenses:
Research and development	11,528	—	11,528
Marketing and sales	5,412	—	5,412
General and administrative	6,343	—	6,343
Cost of sales	4,876	—	4,876
Amortization of intangibles associated with acquisitions	1,013	—	1,013
Commissions and royalties	1,704	—	1,704

	30,876	—	30,876

Operating income (loss)	2,905	(1,180)	1,725
Other income, net	3,517	—	3,517

Income (loss) before income taxes	6,422	(1,180)	5,242
Income tax expense (benefit) (b)	2,064	(436)	1,628

Net income (loss)	$4,358	$(744)	$3,614

Earnings (loss) per common share:
Basic	$0.07	$(0.01)	$0.06

Diluted	$0.07	$(0.01)	$0.06

Weighted average number of common and common equivalent shares:
Basic	59,339	—	59,339
Diluted	60,164	—	60,164

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $1,056 and $16, respectively, an increase in the Medicaid reserve of $100, and an increase to the chargeback reserve of $8.

(b)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales, net (a)	$37,736	$(708)	$37,028
Contract fees	270	—	270
Royalties	802	—	802
Other revenues	1,024	—	1,024

	39,832	(708)	39,124

Expenses:
Research and development	6,413	—	6,413
Marketing and sales	5,913	—	5,913
General and administrative	8,905	—	8,905
Cost of sales (b)	10,189	1,253	11,442
Amortization of intangibles associated with acquisitions	1,012	—	1,012
Commissions and royalties	1,502	—	1,502

	33,934	1,253	35,187

Operating income (loss)	5,898	(1,961)	3,937
Other expense, net	(303)	—	(303)

Income (loss) before income taxes	5,595	(1,961)	3,634
Income tax expense (benefit) (c)	1,525	(724)	801

Net income (loss)	$4,070	$(1,237)	$2,833

Earnings (loss) per common share:			$—
Basic	$0.07	$(0.02)	$0.05

Diluted	$0.07	$(0.02)	$0.05

Weighted average number of common and common equivalent shares:
Basic	59,541	—	59,541
Diluted	60,519	—	60,519

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a)
Product sales, net — The adjustment relates to increases in Oxandrin and Delatestryl return reserves of $1,534 and $29, respectively, a decrease in the Medicaid reserve of $721, and a decrease to the chargeback reserve of $134.

(b)	Cost of sales — The adjustment relates to an increase in the Oxandrin inventory reserve of $1,253.

(c)	Income tax expense (benefit) — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Investments

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

	Year Ended December 31, 2002
	As Reported (Restated)	Pro Forma (Restated)

	(in thousands except per share data)
	(Unaudited)
Total revenues	$101,752	$117,880
Net income	$8,679	$12,021
Earnings per common share:
Basic	$0.15	$0.21
Diluted	$0.15	$0.20

In connection with the acquisition, Savient entered into a forward contract for the delivery of the £64,000,000 purchase price on September 30, 2002 at a cost of $99,123,200 (representing an exchange rate of $1.5488 per £1). The exchange rate at the acquisition closing date was $1.5614 per £1. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” which prohibits hedge accounting for a hedge of an anticipated business combination, Savient recorded a gain of approximately

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Investments — (Continued)

$800,000 on the forward contract in the year ended December 31, 2002, which gain is included in other income (expense), net.

(b) Acquisition of Myelos Corporation

On March 19, 2001, the Company acquired Myelos, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, the Company paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company’s common stock (based on a per share value of $8.9564, representing the average closing price of the Company’s common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)). In addition, the Company has agreed to pay the Myelos shareholders an additional $30,000,000 if the Company is in a position to file an NDA for FDA approval of Prosaptide for the treatment of peripheral neuropathic pain or neuropathy. At least $14 million of this payment must be paid in shares of the Company’s common stock. The remaining $16 million can be paid, at the company’s option, in cash, shares of the Company’s common stock or a combination thereof. The Company has also agreed that if Prosaptide is approved by the U.S. Food and Drug Administration for the treatment of peripheral neuropathic pain or neuropathy, the Company will pay the Myelos shareholders 15% of net sales of Prosaptide during the 12 month period beginning on the earlier of (i) the 25th full month after commercial introduction of Prosaptide in the United States for the treatment of peripheral neuropathic pain or neuropathy and (ii) April 1, 2010. At least 50% of this payment must be in shares of Company common stock, with the remainder payable, at the Company’s option, in cash, shares of Company common stock or a combination thereof. In no event is the Company required to issue more than 10,962,000 shares of its common stock; any equity required to be issued in excess of that amount will be issued in shares of Company preferred stock. The preferred stock would be non-voting, non-convertible, non-transferable, non-dividend paying (except to the extent a cash dividend is paid on the Company common stock), with no mandatory redemption for a period of 20 years and one day from the closing date of the acquisition, and a right to share in proceeds in liquidation, up to the liquidation amount. On December 15, 2005, the Company made the decision to terminate all development efforts and to terminate its license agreement with the University of California at San Diego with respect to Prosaptide.

The transaction was treated as a “purchase” for accounting purposes. The purchase price for accounting purposes was approximately $34,387,000 (including acquisition costs of $1,387,000), based on a value for the approximately 2,344,700 shares of Company common stock issued in the acquisition of $8.1172, representing the average closing price of the Company’s common stock for the four day period preceding February 21, 2001, the date the terms of the acquisition were agreed to. In connection with the merger of Myelos and based on an independent valuation, the Company allocated $45,600,000 to in-process research and development projects of Myelos, representing the estimated fair value based on risk-adjusted cash flows of the acquired technology. In-process research and development was reduced to approximately $26,690,000 since the consideration paid by the Company for Myelos was lower than the net assets acquired. The difference between the consideration paid and the net assets acquired was allocated pro rata to non-current assets in accordance with APB No. 16, Business Combinations; non-current assets primarily included in-process research and development. At the date of acquisition the technology acquired in the acquisition was not fully commercially developed and had no alternative future uses. Accordingly, the net in-process research and development of approximately $26,690,000 was expensed as of the acquisition date. See Note 2 — Restatement of Previously Issued Financial Statements related to the Company’s restatement of negative goodwill that was originally recorded in connection with this transaction and Note 19 — Subsequent Events—Failure of Phase 2 Clinical Trial for Prosaptide.

The Company allocated values to the in-process research and development based on an independent valuation of the research and development project. The value assigned to these assets was determined by

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Investments — (Continued)

estimating the costs to develop the acquired technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such product are based on management’s estimates of cost of sales, operating expenses and income taxes from such product. The Company believes that the assumptions used in the forecasts were reasonable at the time of the merger. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such product, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process research and development relate to the ability to successfully develop a product and the projected timing of completion of, and revenues attributable to, that product.

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

Note 4 — Property and Equipment, Net

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

Certain assets of BTG-Israel are pledged to secure long-term debt. (See Note 8).

The manufacture of each product at the Be’er Tuvia manufacturing facility must be approved by applicable regulatory authorities, including the FDA for products shipped to the United States, prior to the resumption of manufacturing of that product at the new facility. As a result of the violence in Israel in recent years, the FDA has from time to time suspended its inspections in Israel.

Depreciation expense was approximately $2,474,000, $4,358,000 and $6,696,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquired Intangible Assets

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	As of December 31,
	2003	2004

	(in thousands)
Amortized intangible assets:
Developed products	$76,700	$76,700
Trademarks	3,300	3,300
Patents	1,559	1,559

Total gross carrying amount	81,559	81,559
Accumulated amortization	5,816	9,871

Net	$75,743	$71,688

Unamortized intangible assets:
Goodwill	$40,121	$40,121

Amortization expense:
For year ended December 31,	$4,135	$4,055
Estimated amortization expense:
For year ending 12/31/05		$4,050
For year ending 12/31/06		$4,050
For year ending 12/31/07		$4,050
For year ending 12/31/08		$4,050
For year ending 12/31/09		$4,050

Note 6 — Other Current Liabilities

	December 31,
	2003 (Restated)	2004 (Restated)

	(in thousands)
Salaries and related expenses	$7,321	$6,630
Allowance for returns	4,706	3,259
Accrued subcontracting payable	1,856	2,060
Allowance for rebates	3,168	3,360
Legal and professional fees (1)	1,624	5,233
Royalties and commissions	2,147	2,897
Other	2,797	4,057

Total	$23,619	$27,496

(1)	Includes a $3,000,000 reserve for the estimated future settlement of two specified legal disputes (See Note 9 — Commitments and Contingencies).

Note 7 — Severance Pay

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

Note 7 — Severance Pay — (Continued)

The amount of the obligation that has been funded is also included in other assets in the accompanying consolidated balance sheets.

Expense related to severance and pension pay for the years ended December 31, 2002, 2003 and 2004 were $1,297,000, $2,091,000 and $1,839,000, respectively.

Note 8 — Long-term Debt

a. In June 2000, BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Loans under the credit facility, which is secured by the assets of BTG-Israel and has been guaranteed by Savient, bear interest at the rate of LIBOR plus 1%. At December 31, 2003 and 2004 the Company had long-term borrowings of $12,222,000 and $5,555,000, respectively, outstanding under this credit facility, of which $6,667,000 and $5,555,000 is included in current portion of long-term debt at December 31, 2003 and 2004, respectively. At December 31, 2004, the loans are at an average interest rate of approximately 3.25% and the principal of $5,555,000 is payable in 2005. The long-term debt was repaid in full in April 2005 in anticipation of the closing of the sale of the global biologics manufacturing business. See Note 19 — Subsequent Events.

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

c. Bank Leumi Le’Israel Ltd. and Bank Leumi for the Development of Industry Ltd. hold a pledge over all of BTG-Israel assets as collateral for certain bank guarantees. See Note 19 — Subsequent Events — Sale of the Global Biologics Manufacturing Business.

Note 9 — Commitments and Contingent Liabilities

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

Savient has a research, development and manufacturing facility located in Rehovot, Israel, where BTG-Israel leases approximately 69,000 square feet at an annual rental of approximately $767,000. This lease expires in December 2005. There is also a bank guarantee outstanding in favor of the lessor of the Israeli facility for $483,000 secured by the assets of BTG-Israel. See Note 19 — Subsequent Events — Sale of the Global Biologics Manufacturing Business.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingent Liabilities — (Continued)

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

d. The Company has received notification of claims filed that certain of its products may infringe certain third party patents in the normal course of operations. Except as discussed below, management believes that these claims have no merit, and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position, results of operations or cash flows as a result of the outcome. However, were an unfavorable ruling to occur in any subsequent period, there exists the possibility of a material adverse impact on the Company’s financial position and operating results. The Company settled one such claim for which it established in 2004 a reserve of $2,250,000. See Note 9(l).

e. On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingent Liabilities — (Continued)

press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005 the Company filed a motion to dismiss the second amended complaint. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

On October 27, 2003, the Company received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that Savient commence legal proceedings to recover unspecified damages against directors who served on the Company’s board immediately prior to the June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of Savient’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of Savient’s assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not be commenced.

The Company has referred these claims to its directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.

f. The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

g. At December 31, 2004 Rosemont had commitments aggregating $212,000 related to the upgrade of its manufacturing facility.

h. At December 31, 2004, the Company had purchase commitments of $4,671,000 in 2005 for oxandrolone, the active ingredient in Oxandrin, and $8,025,000 for Delatestryl in 2005, 2006 and beyond.

i. On December 1, 2005, the Company concluded an agreement with Duramed Pharmaceuticals, Inc., a subsidiary of Barr Pharmaceuticals, Inc., Organon USA Inc. and Organon (Ireland) Ltd. for the settlement of ongoing patent litigation in the U.S. District Court for the District of New Jersey regarding Duramed’s generic version of Mircette®, which Duramed markets under the trade name Kariva®. Under the terms of the agreement in addition to agreeing to the settlement of its damage claims in the patent litigation, the Company consented to Duramed’s acquisition of the exclusive rights to Organon’s Mircette (desogestrel/ethinyl

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingent Liabilities — (Continued)

estradiol) oral contraceptive product. In exchange for its agreement and consent, the Company received a payment of $13.75 million in settlement of its damage claims and as prepaid future royalties on sales in the United States of Mircette and Kariva, which yielded the Company approximately $10.8 million after the payment of pass-through revenue sharing to the inventor from whom the Company acquired the patents covering Mircette.

j. On December 15, 2005, the Company made the decision to terminate all development efforts, and to terminate its license agreement with the University of California at San Diego, with respect to its developmental drug candidate Prosaptide. This determination was made by the Company after a thorough and in depth review and analysis of the final study report data from the Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy, which was terminated earlier in the year after a scheduled interim analysis determined that even if continued to its planned end there was little chance that the trial would demonstrate efficacy in the designated patient population. Additionally, in making this determination the Company and its panel of independent experts reviewed in detail the results obtained from the totality of the clinical trials and preclinical pharmacology studies of Prosaptide and determined that the data did not support a determination that pursuit of new clinical trials directed to alternate indications would have a high probability of success.

k. On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring for $80 million cash plus the assumption by Ferring International Centre SA of liabilities of Savient relating to the Business. The terms of the sale provide that Savient will receive the $80 million in three cash installments: $55 million was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a postclosing working capital adjustment.

The obligations of Ferring B.V. and Ferring International Centre SA under the purchase agreements and promissory notes are guaranteed by Ferring Holding S.A. pursuant to a Parent Guarantee dated as of March 23, 2005.

In connection with the closing, Savient’s co-promotion agreement with Ferring for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company. And to allow the Company to build a presence and expertise in advance of the commercialization of its product candidate Puricase which is about to enter Phase 3 clinical trials. In December 2005, given recent change in product profile and market conditions detailed below the Company has determined that it is best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

The Company and Ferring have reached an agreement in principle for the Company to exit the agreement. This decision to exit this arrangement is based upon a different product launch profile which altered the commercial attractiveness of this opportunity to the Company under the terms of the agreement prior to the launch of Puricase. Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then later supplemented to expand the scope of this labeling following the closing of the sale of the Company’s global biologics manufacturing business. Subsequently, the FDA approved the final launch labeling for Euflexxa to include requirement for refrigerated storage conditions. As part of this termination agreement and in lieu of our $20

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingent Liabilities — (Continued)

million obligation commitments under the agreement, the Company will pay Ferring $17.8 million less accrued expenses to date.

l. During the first quarter of 2005, the Company settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year (see Note 9(d)). In January 2005, the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of the Company’s claims for lost profits and attorney’s fees. An additional payment from Novo may be due based on the outcome of Novo’s appeal of an issue from the U.S. District Court for the District of Delaware’s decision rendered in August 2004 and the results of the related interference action oending before the U.S. Patent and Trademark Office.

m. Additionally, in January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company’s Hepatitis B vaccine program in exchange for a payment of $750,000 which was fully reserved at the end of the year.

Note 10 — Stockholders’ Equity

In 1998, the Company adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire the Company. Under the plan, if any person or group acquires more than 20% of the Company’s common stock without approval of the board of directors under specified circumstances, the Company’s other stockholders have the right to purchase shares of the Company’s common stock, or shares of the acquiring company, at a substantial discount to the public market price. The stockholder rights plan is intended to ensure fair value to all stockholders in the event of an unsolicited takeover offer.

Note 11 — Stock Options

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

Note 11 — Stock Options — (Continued)

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

Note 11 — Stock Options — (Continued)

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

Note 12 — Employee Benefits

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

Note 12 — Employee Benefits — (Continued)

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

Note 13 — Other Income (Expense), Net

	Year Ended December 31,
	2002	2003	2004

	(in thousands)
Recognition of unamortized contract fee balance previously deferred(1)	$—	$3,354	$—
Gain on forward contract	800	—	—
Investment income	2,654	737	727
Realized and unrealized gain on investments	—	71	538

Total other income	3,454	4,162	1,265
Less:
Realized and unrealized losses on investments	1,181	—	1,595
Interest and other finance expense	631	527	426

Total other expense	1,812	527	2,021

Total other income (expense), net	$1,642	$3,635	$(756)

(1)
On September 25, 2003, the Company and DePuy Orthopaedics, Inc. (“DePuy”) signed a Termination Agreement that effectively terminated a Distribution Agreement dated May 1, 2000, previously entered into by the two parties. The Distribution Agreement provided DePuy with distribution rights to the Company’s sodium hyaluronate product for osteoarthritis product. Upon execution of the Distribution Agreement, DePuy had paid the Company a $5 million nonrefundable up front license fee, which fee the Company was recognizing as contract fee revenue ratably over the term of the agreement in accordance with SAB 104. As a result of the Termination Agreement, the Company recognized as other income the remaining deferred fees paid by DePuy of $3,354,000 that had been previously deferred in accordance with SAB 104.

Note 14 — Concentrations

In the United States, the Company primarily sells Oxandrin and Delatestryl. Until September of 2002, the Company’s sales were primarily to a single distributor totaling $54,698,000, or 54%, of the Company’s total revenue. Thereafter, the Company engaged that same distributor to fulfill orders and invoice drug wholesaler customers on its behalf. In 2004, the Company replaced the sole distributor with Integrated Commercialization Services, Inc. In 2002, the Ross Products Division of Abbott Laboratories, Inc. (“Ross”) purchased Oxandrin product to support its sales in the long-term care market totaling $11,978,000, or 12%, of the Company’s total revenue. Savient’s sales to one drug wholesaler customer were $19,068,000, or 15%, of total revenue for 2003 and $27,759,000, or 22%, of total revenue for 2004. Sales to a second drug wholesaler customer were $18,993,000, or 14%, of total revenue for 2003 and $19,634,000, or 16%, of total revenue for

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Concentrations — (Continued)

2004. Sales to a third drug wholesaler customer, the parent of Integrated Commercialization Services, Inc., were $20,511,000, or 16%, of total revenue for 2003 and $14,112,000, or 11%, of total revenue for 2004.

Outside the United States, one customer for human growth hormone located in Japan represented $12,331,000 or 12% of 2002 total revenue.

The Company’s primary U.S. distributor, Ross and its largest human growth hormone customers accounted for 33%, 17% and 10%, respectively, of total accounts receivable at December 31, 2002; two drug wholesaler customers and the Company’s largest human growth hormone customer accounted for 13%, 13% and 18%, respectively, of total accounts receivable at December 31, 2003; and one drug wholesaler customer and the Company’s largest human growth hormone customer accounted for 14% and 14%, respectively, of total accounts receivable at December 31, 2004.

We believe several companies have filed ANDAs with the FDA relating to a generic oxandrolone product, and while the Company cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products will cause a significant decrease in the Company’s Oxandrin revenues, which will have a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability and may require the Company to scale back our business activities in certain areas.

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

Note 15 — Income Taxes

The components of current and deferred income tax expense (benefit) are as follows:

	Year ended December 31,
	2002 (Restated)	2003 (Restated)	2004 (Restated)

	(in thousands)
Current
State	$997	$72	$164
Federal	3,019	440	(5,301)
Foreign	1,876	3,439	1,693

	5,892	3,951	(3,444)

Deferred
State	(142)	148	1,472
Federal	(1,607)	1,687	16,680
Foreign	403	(485)	(965)

	(1,346)	1,350	17,187

Total income tax expense	$4,546	$5,301	$13,743

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes — (Continued)

In 2004, the Company recorded a full valuation allowance of $18,161,000 against the beginning of the year domestic and Israeli net deferred tax assets because the Company determined that it is now more likely than not that these assets will not be realized in the future. In addition, the Company has not recorded any tax benefit with respect to domestic and Israeli current year losses.

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2002 (Restated)	2003 (Restated)	2004 (Restated)

	(in thousands)
Domestic	$6,038	$5,959	$(18,414)
Foreign	7,187	11,796	4,642

	$13,225	$17,755	$(13,772)

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year ended December 31,
	2002 (Restated)	2003 (Restated)	2004 (Restated)

	(in thousands)
Income tax at U.S. statutory rate	$4,629	$6,214	$(4,820)
State and local income taxes (net of federal benefit)	556	143	(1,063)
Non-deductible expenses	263	533	400
R&E credit	(812)	(493)	(530)
Foreign income subject to a reduced rate of tax	(510)	(1,528)	(2,478)
Foreign taxes in respect of previous years	519	324	—
Valuation allowance against beginning of the year
net deferred tax assets	—	—	18,161
Current year operations without tax benefit	—	—	5,553
Settlement of tax examinations	—	—	(1,793)
Other	(99)	108	313

Income tax expense	$4,546	$5,301	$13,743

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes — (Continued)

The components of deferred income tax assets (liabilities) are as follows:

	Year ended December 31,
	2003 (Restated)	2004 (Restated)

	(in thousands)
Net operating loss carryover	$4,578	$5,032
Capital loss carryover	2,763	3,053
Valuation of securities	1,718	1,949
Reserve for returns and discounts	590	1,274
Inventories	1,741	2,561
Research and experimental credit	3,237	3,699
Deferred revenues	3,197	4,169
Accrued amounts	2,354	3,649
Other	669	637

Deferred income tax assets	20,847	26,023
Valuation allowance	—	(23,644)

Net deferred income tax assets	20,847	2,379
Depreciation and amortization	(25,274)	(24,028)

Deferred income tax liabilities, net	$(4,427)	$(21,649)

At December 31, 2004, Savient had a capital loss carryover of approximately $8,300,000 available to offset future capital gains, which expires at various times with respect to various amounts through 2009; a net operating loss carryover of approximately $12,500,000 available to offset future taxable income in limited amounts per year, which expires at various times with respect to various amounts through 2021; and a research and experimental credit carryover of approximately $3,700,000 available to reduce future income taxes, which expires at various times with respect to various amounts through 2024.

Rosemont remitted a taxable dividend of approximately $3,100,000 to the Company in the fourth quarter of 2004. The Company has filed its 2004 federal income tax return and made a one-time election pursuant to Internal Revenue Code Section 965. As a result, the Company received a deduction equal to 85% of the taxable dividend, as the dividend will be reinvested in the United States pursuant to Internal Revenue Code Section 965.

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

The U.S. Internal Revenue Service and other taxing authorities have conducted audits of the Company’s tax returns for the years ended December 31, 2002 and 2003. As of November 2005 an agreement has been reached between the Company and the Internal Revenue Service settling the audit of these taxable periods for approximately $400,000. In December 2005, the Company filed Federal Form 1139 with the Internal Revenue Service requesting a refund of approximately $700,000 of taxes due to a net operating loss carryback generated in 2004.

The Company is also subject to ongoing tax audits in the State of New Jersey and New York. In addition, BTG Israel has received final tax assessments for the years up to and including 2002. Although there can be no assurances, the Company believes any adjustments that may arise as a result of these audits will not have a material adverse effect on its financial position.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — International Operations

The Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company’s operations in the United States, Israel and the United Kingdom is presented below:

	U.S. (Restated)	Israel		U.K.	Eliminations	Consolidated (Restated)

	(In thousands of U.S. dollars)
Year ended December 31, 2002:
Revenues§	$85,246	$10,160		$6,346	$—	$101,752
Intercompany transactions	308	4,354			(4,662)	—
Reimbursement of subsidiary’s expenses		14,808			(14,808)	—
Depreciation and amortization	1,119	1,419		163		2,701
Other income (expenses), net	2,189	(590)		43		1,642
Income tax expense	2,267	2,026		253		4,546
Net income	4,815	2,832		1,140	(108)	8,679
Identifiable assets+	90,010	72,971		134,460	(11,921)	285,520
Foreign liabilities+		32,338	‡	5,000		37,338
Investment in subsidiaries (cost basis)	119,842				(119,842)	—
Year ended December 31, 2003:
Revenues§	93,020	11,284		27,146		131,450
Intercompany transactions	293	6,145			(6,438)	—
Reimbursement of subsidiary’s expenses		11,820			(11,820)	—
Depreciation and amortization	1,876	2,063		684		4,623
Other income, net	105	3,331		199		3,635
Income tax expense	2,352	1,111		1,838		5,301
Net income (loss)	6,895	4,373		6,767	(5,581)	12,454
Identifiable assets+	112,059	75,833		137,820	(34,965)	290,747
Foreign liabilities+		21,427	‡	7,504		28,931
Investment in subsidiaries (cost basis)	119,842				(119,842)	—
Year ended December 31, 2004
Revenues§	80,877	8,995		34,023	—	123,895
Intercompany transactions	1,013	10,660			(11,673)	—
Reimbursement of subsidiary’s expenses		12,168			(12,168)	—
Depreciation and amortization	1,466	4,511		719		6,696
Other income (expense), net	(735)	(224)		203		(756)
Income tax expense	13,090	540		113		13,743
Net income (loss)	(8,369)	(2,003)		6,957	(24,100)	(27,515)
Identifiable assets+	99,979	70,003		128,273	(41,754)	256,501
Foreign liabilities+		15,353	‡	8,001		23,354
Investment in subsidiaries (cost basis)	119,842				(119,842)	—

§
Includes sales to countries outside the United States of $32,725,000, $54,617,000 and $55,921,000 in 2002, 2003 and 2004, respectively, of which $12,331,000, $9,330,000 and $3,614,000 respectively, are sales to Japan and $6,829,000, $25,646,000 and $32,709,000 are sales to the United Kingdom in 2002, 2003, and 2004, respectively.

+	At year end.
‡	Excludes liability to parent.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2003 and 2004.

	Quarter Ended March 31,
	2003 (Restated)	2004 (Restated)

	(in thousands)
Revenues:
Product sales	$26,711	$32,703
Contract fees	366	230
Royalties	523	932
Other	137	40

	27,737	33,905
Expenses:
Research and development	6,448	8,664
Marketing and sales	6,571	6,666
General and administrative	5,051	5,372
Cost of sales	4,486	8,651
Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	411	1,403

	23,980	31,769

Operating income	3,757	2,136
Other income, net	382	73

Income before income taxes	4,139	2,209
Income tax expense	1,307	668

Net income	$2,832	$1,541

Earnings per common share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Weighted average number of common and common equivalent shares:
Basic	58,840	59,734
Diluted	58,895	60,331

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Data (Unaudited) — (Continued)

	Quarter Ended June 30,
	2003 (Restated)	2004 (Restated)

	(in thousands)
Revenues:
Product sales	$29,100	$16,592
Contract fees	377	220
Royalties	1,047	2,872
Other	1,464	254

	31,988	19,938

Expenses:
Research and development	7,408	6,882
Marketing and sales	5,407	5,868
General and administrative	6,445	7,395
Retirement	—	2,110
Cost of sales	5,194	7,531
Amortization of intangibles associated with acquisition	1,012	1,012
Commissions and royalties	1,821	1,507

	27,287	32,305

Operating income (loss)	4,701	(12,367)
Other income (expense), net	39	(769)

Income (loss) before income taxes	4,740	(13,136)
Income tax expense	1,565	18,198

Net income (loss)	$3,175	$(31,334)

Earnings (loss) per common share:
Basic	$0.05	$(0.52)

Diluted	$0.05	$(0.52)

Weighted average number of common and common equivalent shares:
Basic	59,044	59,962
Diluted	59,485	59,962

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Data (Unaudited) — (Continued)

	Quarter Ended September 30,
	2003 (Restated)	2004 (Restated)

	(in thousands)
Revenues:
Product sales	$30,932	$29,522
Contract fees	327	222
Royalties	855	1,044
Other	487	697

	32,601	31,485

Expenses:
Research and development	11,528	6,265
Marketing and sales	5,412	5,175
General and administrative	6,343	5,999
Cost of sales	4,876	9,625
Restructuring	—	313
Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	1,704	1,620

	30,876	30,010

Operating income	1,725	1,475
Other income, net	3,517	326

Income before income taxes	5,242	1,801
Income tax expense	1,628	1,150

Net income	$3,614	$651

Earnings per common share:
Basic	$0.06	$0.01

Diluted	$0.06	$0.01

Weighted average number of common and common equivalent shares:
Basic	59,339	60,182
Diluted	60,164	60,183

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Data (Unaudited) — (Continued)

	Quarter Ended December 30,
	2003 (Restated)	2004 (Restated)

	(in thousands)
Revenues:
Product sales	$37,028	$37,812
Contract fees	270	251
Royalties	802	504
Other	1,024	—

	39,124	38,567

Expenses:
Research and development	6,413	5,989
Marketing and sales	5,913	5,889
General and administrative	8,905	12,886
Retirement	—	(25)
Cost of sales	11,442	13,725
Restructuring	—	1,649
Amortization of intangibles associated with acquisition	1,012	1,012
Commissions and royalties	1,502	1,702

	35,187	42,827

Operating income (loss)	3,937	(4,260)
Other expense, net	(303)	(386)

Income (loss) before income taxes	3,634	(4,646)
Income tax expense (benefit)	801	(6,273)

Net income	$2,833	$1,627

Earnings per common share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Weighted average number of common and common equivalent shares:
Basic	59,541	60,381
Diluted	60,519	60,390

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Restructuring Charges

In October 2004, the Company incurred a $1,962,000 pre-tax restructuring charge associated with a 9% reduction of the Company’s workforce. The charge included approximately $1,300,000 for severance payments, of which $543,000 were paid by December 31, 2004, and approximately $600,000 for lease, inventory and fixed asset charges, of which $447,000 were paid by December 31, 2004. These restructuring charges are part of the implementation of the new strategic direction of the Company announced in July 2004. The remaining restructuring charge balance as of December 31, 2004 was $972,000, all of which has been paid, except for approximately $38,000 which is scheduled to be paid during 2006.

Note 19 — Subsequent Events

Sale of the Global Biologics Manufacturing Business

On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring for $80 million cash plus the assumption by Ferring International Centre SA of liabilities of Savient relating to the global biologics manufacturing business. The terms of the sale provide that Savient will receive the $80 million in three cash installments: $55 million was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a post- closing working capital adjustment.

The obligations of Ferring B.V. and Ferring International Centre SA under the purchase agreements and promissory notes are guaranteed by Ferring Holding S.A. pursuant to a Parent Guarantee dated as of March 23, 2005.

In connection with the closing, the Company’s co-promotion agreement with Ferring for Euflexxa™ (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company and would allow the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase (PEG-uricase), which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions the Company determined that it was best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then supplemented post-closing to expand the scope of this labeling. Subsequently, on September 16, 2005, the FDA approved the final launch labeling for Euflexxa to include a requirement for refrigerated storage conditions, making Euflexxa the only refrigerated product in the market. Additionally, the Center for Medicare and Medicaid Services had recently determined to assign reimbursement pricing lower than originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc.

On December 8, 2005, the Company and Ferring entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co-promotion agreement, on December 15, 2005, the Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring in

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events — (Continued)

connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

Long-term debt outstanding of $3.9 million was repaid on April 30, 2005 in anticipation of the closing of the sale of the global biologics manufacturing business. In addition, upon the closing of the transaction, the Company paid $3.6 million to fund the currently unfunded portion of the employee severance obligation of BTG-Israel. The Company also realized as income $10.7 million of previously deferred revenues with respect to certain long-term contracts of the business.

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

Revenues:
Product sales, net	$23,205
Royalties	1,388

Total revenues	$24,593

Expenses:
Research and development	5,546
Marketing and sales	827
General and administrative	5,794
Cost of sales	17,313
Restructuring	762
Commissions and royalties	445

Total expenses	30,687

Operating income/(loss)	$(6,094)
Other expense, net	225

Loss before income taxes	$(6,319)

A summary statement of net assets of the global biologics manufacturing business at December 31, 2004 (as restated), as they were included in the consolidated financial statements of the Company, follows ($ in thousands):

Accounts receivable, net	$9,540
Inventories, net	5,642
Other current assets	805

Total current assets	15,987
Property and equipment, net	60,033
Severance pay funded	2,945
Other assets	119

Total assets	79,084

Accounts payable	1,366
Other current liabilities	4,752

Total current liabilities	6,118
Severance Pay	6,624

Total liabilities	$12,742

Net assets	$66,342

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events — (Continued)

Settlement of Mircette Patent Litigation

On December 1, 2005, the Company concluded an agreement with Duramed Pharmaceuticals, Inc., a subsidiary of Barr Pharmaceuticals, Inc., Organon USA Inc. and Organon (Ireland) Ltd. for the settlement of ongoing patent litigation pending in the U.S. District Court for the District of New Jersey regarding Duramed’s generic version of Mircette®, which Duramed markets under the trade name Kariva®. Under the terms of the agreement in additon to agreeing to the settlement of its damage claims in the patent litigation, the Company consented to Duramed’s acquisition of the exclusive rights to Organon’s Mircette (desogestrel/ethinyl estradiol) oral contraceptive product. In exchange for its agreement and consent, the Company received a payment of $13.75 million in settlement of its damage claims and as prepaid future royalties on sales in the United States of Mircette and Kariva, which yielded the Company approximately $10.8 million after the payment of pass-through revenue sharing to the inventor from whom the Company acquired the patents covering Mircette.

Failure of Phase 2 Clinical Trial for Prosaptide

On December 15, 2005, the Company made the decision to terminate all development efforts, and to terminate its license agreement with the Regents of the University of California, San Diego campus, with respect to its developmental drug candidate Prosaptide. This determination was made by the Company after a thorough and in depth review and analysis of the final study report data from the Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy, which was terminated earlier in the year after a scheduled interim analysis determined that even if continued to its planned end there was little chance that the trial would demonstrate efficacy in the designated patient population. Additionally, in making this determination the Company and its panel of independent experts reviewed in detail the results obtained from the totality of the clinical trials and preclinical pharmacology studies of Prosaptide and determined that the data did not support a determination that pursuit of new clinical trials directed to alternate indications would have a high probability of success.

Agreement for the Sale of Delatestryl

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of the Company’s injectable testosterone product for male hypogonadism, Delatestryl. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from the Company in three installments equaling approximately $1.9 million its inventory of finished product.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

Schedule II — Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period (Restated)(1)	Charged to Costs and Expenses (Restated)(1)	Charged to Other Accounts (Restated)(1)	Deductions (Restated)(1)	Balance at End of Period (Restated)(1)

Allowance for inventory obsolescence
2002	$—	$341	$—	$—	$341
2003	341	1,869	—	—	2,210
2004	2,210	4,204	—	(355)	6,059
Allowance for sales return (2)
2002	—	1,364	—	—	1,364
2003	1,364	3,342	—	—	4,706
2004	4,706	2,248	—	(3,695)	3,259
Allowance for rebates
2002	2,690	7,510	—	(6,370)	3,830
2003	3,830	7,320	—	(7,982)	3,168
2004	3,168	6,917	—	(6,725)	3,360
Allowance for doubtful accounts (3)
2002	1,012	48	—	(536)	524
2003	524	53	—	—	577
2004	577	58	—	(135)	500
Valuation allowance – Deferred income taxes short term
2004	—	9,092	—	—	9,092
Valuation allowance – Deferred income taxes long term
2004	—	14,552	—	—	14,552

(1)	See Consolidated Financial Statements Note 2 — Restatement of Previously Issued Financial Statements.

(2)
Included within other current liabilities in the Company’s consolidated balance sheets. The Company also recorded direct return charges not included in the allowance of $10 and $94 during 2002 and 2003, respectively.

(3)	Related to International operations.

Back to Contents

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

Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

In connection with the preparation of this Annual Report on Form 10-K/A, the Company previously announced that it had made an error in recording its reserve for product returns. On October 26, 2005 the Company announced, in consultation with the Audit Committee of the Company’s Board of Directors, that the Company would restate its financial statements for the fiscal years ended December 31, 2002, 2003, and 2004, and the quarterly period ended March 31, 2005. The restatements corrected errors relating to estimates related to product returns, inventory valuation, rebate accruals, negative goodwill associated with a 2001 acquisition, commission accruals, and taxes. Accordingly, the Company’s management has amended its Management Report On Internal Control Over Financial Reporting to identify such errors as additional material weaknesses that existed at December 31, 2004, as outlined below.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and is effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Back to Contents

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

As previously disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A (Amendment No. l) as filed on March 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and concluded the Company’s internal control over financial reporting was not effective based upon the following material weaknesses:

•
insufficient personnel resources within the accounting and tax function with sufficient skills and knowledge of GAAP and tax, which resulted in (a) missing financial statement disclosures, (b) deficiencies in the analysis of estimates relating to product returns, inventory obsolescence and rebates, (c) non GAAP calculation of impairment and (d) errors in the income tax provision;

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

Since the filing of the Form 10-K and Form 10-K/A (Amendment No. 1), the Company determined that it had made certain estimation errors related to returns, inventory valuation, rebate accruals, negative goodwill associated with a 2001 acquisition, commission accruals, and taxes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of financial statements” and Note 2 of the audited consolidated financial statements for a discussion of the restatement adjustments. Based upon these errors the Company has concluded that, along with the material weaknesses identified above, additional material weaknesses existed as follows:

•	inadequate controls related to the Company’s estimation process for product returns and rebate accruals, which resulted in revenue recognition restatement adjustments;

•	inadequate controls related to the Company’s estimation process of inventory obsolescence reserves, which resulted in cost of sales restatement adjustments; and

•
insufficient communication at the intercompany departmental level, between parent and subsidiary entities and between the Company and its third-party service and data providers. At the intercompany level, disconnects between the Company’s finance and operating functions led to the non-synchronization of business and accounting decisions. Third party miscommunication resulted in the non-utilization and misinterpretation of relevant and available information that is used in the Company’s accounting estimates.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As a result of the material weaknesses in the Company’s internal control over financial reporting described above, management, including the CEO and Interim CFO, continues to conclude that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework. Additionally, because the material weaknesses described above have not been completely remediated as of the filing date of this amended Form 10-K/A, management, including the CEO and Interim CFO, continues to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this amended Form 10-K/A.

Back to Contents

The Company’s independent auditors, Grant Thornton LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. (See “Item 8. Financial Statements and Supplementary Data”).

Remediation Steps to Address Material Weaknesses

In an effort to remediate the identified material weaknesses, management has implemented since December 31, 2004, or is in the process of implementing, the following remediation steps to enhance internal control over financial reporting.

Accounting and Tax Personnel

The Company has hired the following accounting personnel:

•
Chief Financial Officer, on an interim basis, effective October 5, 2005, to coordinate the restatement effort and to improve financial controls and procedures. This Interim Chief Financial Officer replaced the Company’s former Chief Financial Officer, who resigned effective October 5, 2005. The Company is diligently searching for a permanent replacement Chief Financial Officer.

•	Director of Taxation, effective March 7, 2005, to upgrade our tax expertise, improve the accuracy of future tax calculations, and to spearhead the development of a tax department.

Other planned or in-progress remediation steps related to accounting personnel are as follows:

•	hiring of a Controller to assist with the implementation of internal controls over financial reporting;

•	creating a self sufficient tax department that will coordinate all tax financial reporting matters and tax compliance processes;

•	provide training to new personnel and existing personnel on corporate policies and procedures; and

•
making changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Revenue Recognition, Product Return Reserves, Inventory Valuation Reserves, Rebate Accruals and Related Estimates

Our in-progress remediation steps related to revenue recognition matters include:

•	hiring of accounting personnel familiar with the most current accounting guidance including revenue recognition guidance related to complex transactions;

•
coordination between finance and legal functions related to non-recurring transactions and non-core business transactions including transactions involving multiple elements as described within EITF 00-21 “Revenue Arrangements with Multiple Deliverables”; and

•	review of all material non-recurring and non-core business transactions with internal management and external consultants, as deemed necessary, in order to ensure reporting accuracy.

Our in-progress remediation steps related to our estimation process for product returns include:

•	standardization of our estimation process for return reserves to include analyses relating to:

•	impact of new product launches;

•	amount of product being manufactured;

•	product expiration dating;

•	amount of product being sold into the distribution channel;

•	amount of product in the distribution channel;

•	historical return rates;

Back to Contents

•	shelf life of product on hand at the Company and in the channel;

•	third party data including prescription demand data and wholesaler inventory reports;

•	impact of potential market erosion due to generic or competing products; and

•	amount of product disseminated for non-sale purposes.

These analyses were considered in the Company’s restatement and will be carried forward in order to develop future estimates using historical trends, contemplation of contemporaneous business events, and forecasted data;

•	improving the quality and increasing the level of reviews related to the return reserve estimation process, calculations, and variable inputs;

•	mandated strict adherence to a policy that product cannot be shipped into the channel that has less than twelve months of dating before it expires; and

•
continually improve our communications with third party service providers, customers, and vendors in order to ensure that we receive the most relevant and reliable data available and to ensure that all Company mandated policies and procedures are being followed by third party providers.

Our in-progress remediation steps related to our estimation process for inventory valuation include:

•	standardization of our estimation process for inventory obsolescence to include analyses relating to:

•
lower of cost or market assessments based upon the level of product on hand versus the ability to sell the product into the channel. Overall, the Company utilized third-party demand data and existing forecasted sales budgets to assess whether product on hand exceeded demand;

•	review of third-party demand data in order to compare the amount of inventory on hand versus what could potentially sell through the channel before the product expired; and

•	consideration of current policies not to sell product into the channel that has less than twelve months of dating before it expires.

These analyses were considered in the Company’s restatement and will be carried forward in order to develop future estimates using historical trends, contemplation of contemporaneous business events, and forecasted data;

•	improving the quality and increasing the level of reviews related to the inventory valuation estimation process, calculations, and variable inputs; and

•
continually improve our communications with third party service providers, customers, and vendors in order to ensure that we receive the most relevant and reliable data available and to ensure that all Company mandated policies and procedures are being followed by third party providers.

Our in-progress remediation related to our estimation process for rebate accruals include:

•	standardization of our estimation process for rebates to include analyses relating to:

•	overall rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods;

•	increased focus on historical trending of actual rebate activity and the correlation between the historical trends and the quarterly reserve increases; and

•	performance of rebate estimation calculations by rebate type, including Medicaid rebates and rebates for other government entities.

These analyses were considered in the Company’s restatement and will be carried forward in order to develop future estimates using historical trends, contemplation of contemporaneous business events, and forecasted data; and

•	improving the quality and increasing the level of reviews related to the rebate accrual estimation process, calculations, and variable inputs; and

Back to Contents

•
continually improve our communications with vendors and customers in order to ensure that we receive the most relevant and reliable data available and to continually improve our knowledge of our rebate customer base.

Communication

Our in-progress remediation steps related to improving internal departmental communications and communications between parent and subsidiary entities include:

•
instituting communication protocols that will foster improved shared intelligence between the finance function and other departments including, but not limited to, legal, operations, and executive management;

•
conducting reviews of material contracts by the accounting department for completeness, accuracy and proper accounting treatment, including accounting input into contract terms prior to execution of material contracts; and

•
refining our methodology related to subsidiary reporting including implementation of additional reporting controls and review procedures, as well as increasing the interface frequency between parent and subsidiary personnel.

Our in-progress remediation steps related to improving communications with third parties include:

•	establishment of periodic meetings with third party process providers in order to educate these entities regarding our enhanced policies and procedures;

•	have third party process providers educate us on the level of data that they provide, the controls over their processes, and how we can better utilize the information that is currently available; and

•
institute monthly reporting standards from third party process providers and third party vendors/customers that will enhance our estimation capabilities. We have historically received many of these reports; however, standards related to these reports will assist us with financial reporting timing and accuracy.

Changes in Internal Control over Financial Reporting

Except for the additional material weakness described above and changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Back to Contents

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the discussion in our 2005 Proxy Statement under the heading Audit Matters.

Back to Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Amendment No. 2 to Annual Report on Form 10-K.

(b) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 and 10.32 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1†	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)
2.2†	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(20)
2.3†	Share Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring B.V.*(26)
2.4†	Asset Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring International Centre SA.*(26)
3.1†	Certificate of Incorporation of the Registrant, as amended. *(2)
3.2†	By-laws of the Registrant, as amended.*(3)
4.1†	Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(3)
4.2†	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(3)
10.1†	Agreement, dated January 25, 1981, between Bio-Technology General (Israel) Ltd. and Yeda Research and Development Co., Ltd. (“Yeda”).*(4)
10.2†	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd. *(4)
10.3†	Letter from the Company to Yeda relating to bGH and hSOD.*(5)
10.4†	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(6)
10.5†	Agreement, dated July 9, 1984, between the Company and Yeda.*(6)
10.6†	Agreement, dated as of January 1, 1984, between the Company and Yissum.*(7)
10.7†	Form of Indemnity Agreement between the Company and its directors and officers.*(8)
10.8†	Agreement, dated November 18, 1988, between the Company and Yeda.*(9)
10.9†	Reacquisition of Rights Agreement, effective June 12, 1991 between the Company and The Du Pont Merck Pharmaceutical Company.*(10)
10.10†	Agreement, dated as of November 9, 1992, between the Company and SmithKline Beecham Intercredit B.V.*(11)

Back to Contents

Exhibit No.	Description

10.11†	Research and Development Services Agreement, dated as of January 1, 1996 by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)
10.12†	Manufacturing Services Agreement, dated as of January 1, 1996, by and between Bio-Technology General Corp. and Bio-Technology General (Israel) Ltd.*(12)†
10.13	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(13)
10.14†	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(13)†
10.15†	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(14)
10.16†	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(14)†
10.17†	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(15)
10.18†	Bio-Technology General Corp. 2001 Stock Option Plan.*(16)
10.19†	Employment Agreement, dated as of January 1, 2002, by and between Bio-Technology General Corp. and Dov Kanner.*(17)
10.20†	Amendment to Employment Agreement dated as of September 1, 2003 between the Company and Dov Kanner.*(22)
10.21†	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(18)
10.22†	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.*(21)
10.23†	Intention letter for granting credit, dated March 22, 2000, between Bank Hapoalim B.M. and Bio-Technology General (Israel) Ltd.*(19)
10.24†	Unlimited Guaranty of Bio-Technology General Corp. in favor of Bank Hapoalim B.M.*(19)
10.25†	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended.*(17)
10.26†	Employment Letter, dated as of December 24, 2003, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.
10.27†	Severance Agreement, dated as of May 21, 2004, between Savient Pharmaceuticals, Inc. and Sim Fass.*(23)
10.28†	Employment Agreement, dated as of May 28, 2004, between Savient Pharmaceuticals, Inc. and Philip K. Yachmetz.*(24)
10.29†	Letter Agreement, dated as of June 6, 2004, between Savient Pharmaceuticals, Inc. and Alan Rubinfeld.*(24)
10.30†	Employment Agreement, dated as of August 23, 2004, between Savient Pharmaceuticals, Inc. and Lawrence A. Gyenes.*(25)
10.31†	Copromotion Agreement, dated March 23, 2005, between the Registrant and Ferring Pharmaceuticals Inc.*(26)
21†	Subsidiaries of Bio-Technology General Corp.*(20)
23.2	Consent of Grant Thornton LLP.
31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

†	Previously filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
+	Confidential treatment has been granted for portions of such document.
*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(3)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(4)	Registration Statement on Form S-1 (File No. 2-84690).

(5)	Company’s Annual Report on Form 10-K for the year ended December 31, 1983.

(6)	Registration Statement on Form S-1 (File No. 33-2597).

(7)	Registration Statement on Form S-2 (File No. 33-12238).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1988.

(10)	Registration Statement on Form S-3 (File No. 33-39018).

(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(15)	Company’s Registration Statement on Form S-8 (File No. 333-64541).

(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(21)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(23)	Company’s Current Report on Form 8-K, dated May 25, 2004.

(24)	Company’s Current Report on Form 8-K, dated August 9, 2004.

(25)	Company’s Current Report on Form 8-K, dated August 27, 2004.

(26)	Company’s Current Report on Form 8-K, dated March 23, 2005.

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

January 19, 2006