Form 10-Q/A
period 2005-03-31
SAVIENT PHARMACEUTICALS INC
filed 2006-01-25
CIK 722104

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of January 18, 2006 was 61,193,571.

Back to Contents

EXPLANATORY NOTE

Restatement of previously issued financial statements

Savient Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the period ended March 31, 2005 to reflect the restatement of its consolidated financial statements for the period ended March 31, 2005 and has filed an Amendment No. 2 to Form 10-K/A for the year ended December 31, 2004 to reflect the restatement of its consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. Separately, the Company expects to file its Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005 by January 26, 2006. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of the Company’s Oxandrin® and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

i

Back to Contents

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

The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

The Company’s restated consolidated financial statements include the tax impact related to all restatement items discussed herein. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense in 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey. The balance sheet impact of these adjustments has been carried forward to 2005. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

The Company has corrected the classification and presentation of the restricted stock activity. The Company began issuing restricted stock to its employees during the first quarter of 2005.

The Company also restated its presentation of net assets of the global biologics manufacturing business at March 31, 2005 to correct the allocation of other current assets in accordance with the purchase agreement and at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements, Note 9 — Assets and Liabilities Held for Sale, and Note 10 — Segment Information.

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

For a discussion of the restatement adjustments, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of financial statements” and Note 2 to the consolidated financial statements.

Back to Contents

The impact of the restatement on revenue and net income (loss) for the quarters ended are summarized below:

	Quarter Ended March 31,		Quarter Ended March 31,
	2005 (Reported)	2005 (Restated)	2004 (Reported)	2004 (Restated)

	(unaudited)
	(in thousands except per share data)
Revenue, net	$22,981	$25,252	$33,403	$33,905

Net income (loss)	$(3,865)	$(477)	$1,178	$1,541

Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Diluted:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This Form 10-Q/A includes changes to Items 1, 2 and 4 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other items included in Amendment No. 1 to Form 10-Q have been amended, and such items remain in effect as of the filing date of the Form 10-Q. Except where expressly stated otherwise, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

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

On January 13, 2006, the Company requested additional extensions to perform additional procedures to update all activities since the initial Annual Report on Form 10-K was filed on March 31, 2005, including updating its assessment of its internal controls over financial reporting. On January 23, 2006, the Nasdaq Listing Qualifications Panel agreed to continue to listing of the Company’s securities provided that the Company files its amended Form 10-Q for the quarter ended March 31, 2005, its initial Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and all required restatements, by January 26, 2006.

Back to Contents

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

In connection with the closing, the Company’s co-promotion agreement with Ferring for EuflexxaTM (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company and would allow the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase (PEG-uricase), which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions detailed immediately below the Company determined that it was best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

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

On December 8, 2005, the Company and Ferring entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co- promotion agreement, on December 15, 2005, the Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring, as evidenced by the two promissory notes, in connection with its acquisition of the Global Biologics Manufacturing Business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the Global Biologics Manufacturing Business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

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

Back to Contents

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

v

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005
TABLE OF CONTENTS

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2005 (Restated)	December 31, 2004 (Restated)

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,793	$22,447
Short-term investments	1,875	2,835
Accounts receivable, net	12,993	15,538
Inventories, net	10,558	11,448
Prepaid expenses and other current assets	3,567	3,445
Assets held for sale	74,126	79,084

Total current assets	127,912	134,797

Property and equipment, net	6,851	6,985
Intangible assets, net	70,675	71,688
Goodwill	40,121	40,121
Other assets (including restricted cash of $1,280)	1,286	2,910

Total assets	$246,845	$256,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including net income tax benefit of $1,615 at March 31, 2005 and $588 at December 31, 2004)	$7,615	$7,787
Current portion of long-term debt	4,144	5,903
Deferred revenues	1,068	1,112
Other current liabilities	16,792	22,744
Liabilities held for sale	11,954	12,742

Total current liabilities	41,573	50,288

Deferred revenues	9,917	10,180
Deferred income taxes	21,331	21,649
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,894,000 at March 31, 2005; 60,457,000 in 2004	609	606
Additional paid-in capital	219,783	218,699
Deferred compensation	(719)	—
Accumulated deficit	(47,964)	(47,487)
Accumulated other comprehensive income	2,315	2,566

Total stockholders’ equity	174,024	174,384

Total liabilities and stockholders’ equity	$246,845	$256,501

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)

Revenues:
Product sales	$24,886	$32,703
Contract fees	291	230
Royalties	—	932
Other	75	40

	25,252	33,905

Expenses:
Research and development	6,282	8,664
Marketing and sales	5,154	6,666
General and administrative	6,216	5,372
Cost of sales	7,025	8,651
Amortization of intangibles associated with acquisition	1,013	1,013
Commissions and royalties	1,320	1,403

	27,010	31,769

Operating income (loss)	(1,758)	2,136
Other income, net	2,057	73

Income before income taxes	299	2,209
Income tax expense	776	668

Net income (loss)	$(477)	$1,541

Earnings (loss) per common share:
Basic	$(0.01)	$0.03

Diluted	$(0.01)	$0.03

Weighted average number of common and common equivalent shares:
Basic	60,545	59,734
Diluted	60,545	60,331

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
			Additional				Total
			Paid In	Deferred	Accumulated	Other	Stockholders’
	Shares (Restated)	Par Value (Restated)	Capital (Restated)	Compensation (Restated)	Deficit (Restated)	Comprehensive Income (Loss)	Equity (Restated)

Balance, December 31, 2004, as restated	60,457	$606	$218,699	$—	$(47,487)	$2,566	$174,384
Comprehensive loss:
Net loss	—	—	—	—	(477)	—	(477)
Unrealized loss on marketable securities, net	—	—	—	—	—	(33)	(33)
Currency translation adjustment	—	—	—	—	—	(218)	(218)

Total comprehensive loss							(728)

Restricted stock grants	311	3	822	(825)	—	—	—
Amortization of deferred compensation	—	—	—	37	—	—	37
Forfeiture of restricted stock	(26)	—	(69)	69	—	—	—
Issuance of common stock	138	—	304	—	—	—	304
Exercise of stock options	14		27	—	—	—	27

Balance, March 31, 2005, as restated (unaudited)	60,894	$609	$219,783	$(719)	$(47,964)	$2,315	$174,024

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)

Cash flows from operating activities:
Net income (loss)	$(477)	$1,541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	604	585
Amortization of intangible asssets associated with acquisition	1,013	1,013
Deferred revenues	(284)	287
Deferred income taxes	(318)	(306)
Unrealized loss on investments	224	—
Loss on sales of short-term investments	27	—
Proceeds from sales of short-term investments	676	—
Common stock issued as payment for services	38	20
Amortization of deferred compensation	37	—
Changes in:
Accounts receivables, net	2,545	(1,648)
Inventories, net	890	(712)
Prepaid expenses and other current assets	(78)	115
Assets held for sale	4,958	5,327
Accounts payable	(155)	1,509
Liabilities held for sale	(788)	(1,039)
Other current liabilities	(5,993)	(1,363)

Net cash provided by operating activities	2,919	5,329

Cash flows from investing activities:
Short-term investments	—	(519)
Capital expenditures	(578)	(1,098)
Changes in other long-term assets	(44)	(497)
Proceeds from sale of investment in Omrix	1,625	—
Proceeds from sales of short-term investments	—	471

Net cash provided by (used in) investing activities	1,003	(1,643)

Cash flows from financing activities
Repayment of long-term debt	(1,759)	(1,668)
Proceeds from issuance of common stock	293	424

Net cash used in financing activities	(1,466)	(1,244)

Effect of exchange rate changes	(110)	438

Net increase in cash and cash equivalents	2,346	2,880
Cash and cash equivalents at beginning of period	22,447	17,218

Cash and cash equivalents at end of period	$24,793	$20,098

Supplementary information:
Other information:
Interest paid	$59	$77
Income taxes paid	$115	$1,063

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 — Basis of Presentation

On March 23, 2005, the Company announced the signing of a definitive agreement to sell its global biologics manufacturing business to certain subsidiaries of Ferring Holding SA, a privately owned specialty pharmaceutical company headquartered in Lausanne, Switzerland (“Ferring”). Effective in the first quarter of 2005, the assets and liabilities of the global biologics manufacturing business were segregated on the balance sheet as “assets held for sale”. The Company completed the divestiture of these assets and liabilities on July 18, 2005. See Note 8 “Commitments and Contingencies”, Note 9 “Assets and Liabilities Held for Sale” and Note 10 “Segment Information”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended.

The Company has concluded that the global biologics manufacturing business should be classified for this period as “assets held for sale” in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations”. This classification is reflected in this Quarterly Report on Form 10-Q/A. On July 18, 2005 the Company completed the sale of its global biologics manufacturing business.

Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes the assets and liabilities held for sale.

2 — Restatement of Previously Issued Financial Statements

We have restated our consolidated financial statements as of March 31, 2005 and 2004. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of the Company’s Oxandrin and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

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

Other restatement items

The Company has restated its rebate allowances related contracts with Medicaid and other government agencies, of which certain of these restatement adjustments relate to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, the Company has determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going forward, the Company will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

The Company’s restated consolidated financial statements include the tax impact related to all restatement items discussed herein. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense in 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey. The balance sheet impact of these adjustments has been carried forward to 2005. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

The Company has corrected the classification and presentation of the restricted stock activity. The Company began issuing restricted stock to its employees during the first quarter of 2005.

The Company also restated its presentation of net assets of the global biologics manufacturing business at March 31, 2005 to correct the allocation of other current assets in accordance with the purchase agreement and at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements, Note 9 — Assets and Liabilities Held for Sale, and Note 10 — Segment Information.

The impact of the restatement on revenue and net income (loss) is summarized below:

	Quarter Ended March 31,		Quarter Ended March 31,
	2005 (Reported)	2005 (Restated)	2004 (Reported)	2004 (Restated)

	(unaudited) (in thousands except per share data)
Revenue, net	$22,981	$25,252	$33,403	$33,905

Net income (loss)	$(3,865)	$(477)	$1,178	$1,541

Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Diluted:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

The following tables reconcile the Company’s consolidated financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Please refer to the discussion herein regarding further explanation of the restatements.

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

For the Quarter Ended March 31, 2005

Net loss, as previously reported	$(3,865)

Adjustments to net loss:
Product sales:
Return allowance (a)	2,331
Medicaid rebate accruals (b)	461
Chargeback accruals (c)	(521)
General and administrative:
Tax reclass (d)	(39)
Cost of sales:
Inventory reserves (e)	1,696
Commissions and royalties:
Commission accrual (f)	(96)
Income tax expense (g)	(444)

Net loss, as restated	$(477)

Earnings (loss) per common share
As previously reported:
Basic	$(0.06)

Diluted	$(0.06)

As restated:
Basic	$(0.01)

Diluted	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	60,545
Diluted	60,545

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Return allowance – In the first quarter of 2005, the Company had previously recorded an additional return provision of approximately $2,899. This provision was overstated by $2,331. The balance of the adjustment of $568 was the provision required for the first quarter ($561 for Oxandrin and $7 for Delatestryl).

(b) Medicaid rebate accruals – The restatement adjustment reflects a $461 decrease in the Medicaid rebate accrual during the first quarter of 2005.

(c) Chargeback accruals – The Company had previously over accrued its chargeback accruals. The restatement adjustments prior to the first quarter of 2005 adjusted for the over accruals. During the first quarter of 2005 the Company was under accrued which resulted in a restatement adjustment that reduced net revenue by $521.

(d) General and administrative – The Company has made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense.

(e) Inventory reserves – The Company had previously provided an inventory valuation for Oxandrin during the first quarter of 2005. The restatement reallocated that reserve to periods prior to the first quarter of 2005 resulting in a reduction of cost of sales during the first quarter of $1,696.

(f) Commissions and royalties – The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

(g) Income tax expense – Tax impact of previously described adjustments. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	March 31, 2005
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$24,793	—	—	$24,793
Short-term investments	1,875	—	—	1,875
Accounts receivable, net (a)	1,185	9,419	2,389	12,993
Inventories, net (b)	12,870	(4,008)	1,696	10,558
Prepaid expenses and other current assets (c), (h)	2,492	—	1,075	3,567
Assets held for sale (c)	75,616	—	(1,490)	74,126

Total current assets	118,831			127,912

Property and equipment, net	6,851	—	—	6,851
Intangible assets, net	70,675	—	—	70,675
Goodwill	40,121	—	—	40,121
Other assets (including restricted cash of $1,280) (d)	1,365	(79)	—	1,286

Total assets	$237,843			$246,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (e)	$9,749	$(2,187)	$53	$7,615
Current portion of long-term debt	4,144	—	—	4,144
Deferred revenues	1,068	—	—	1,068
Other current liabilities (f)	12,732	3,831	229	16,792
Liabilities held for sale	11,954	—	—	11,954

Total current liabilities	39,647			41,573

Deferred revenues	9,917	—	—	9,917
Other long term liabilities (g)	37	—	(37)	—
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	21,331	—	—	21,331
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,894,000 (as restated) at March 31, 2005 (g)	606	—	3	609
Additional paid-in capital (g)	219,030	—	753	219,783
Deferred compensation (g)	—	—	(719)	(719)
Accumulated deficit	(71,068)	19,716	3,388	(47,964)
Accumulated other comprehensive income	2,315	—	—	2,315

Total stockholders’ equity	150,883			174,024

Total liabilities and stockholders’ equity	$237,843			$246,845

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Accounts receivable, net – During 2004, and for the first quarter of 2005 the Company had previously recorded its allowance for returns as a contra accounts receivable account. These adjustments represent a reclassification of the total allowance for returns to other current liabilities.

(b) Inventories, net – The Company had previously provided an inventory valuation for Oxandrin during the first quarter of 2005. The restatement reallocated that reserve to periods prior to the first quarter of 2005 resulting in a reduction of cost of sales during the first quarter of $1,696. Prior period adjustments represent inventory valuation reserve increases of $4,787 for Oxandrin, offset by a reduction in the inventory valuation reserve of Delatestryl of $779.

(c) Assets held for sale – The Company restated its presentation of net assets of the global biologics manufacturing business.

(d) Negative goodwill – In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e) Accounts payable – Taxes payable was adjusted for the impact of the restatement items. The Company had also restated general and administrative expense related to 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey of $1,355. During 2005, the Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense; the balance sheet also was reclassified to move the remaining tax payable to accrued expenses.

(f) Other current liabilities – Current year adjustments relate to an Oxandrin return allowance of $58 ($2,389 was reclassified from accounts receivable, net, and reduced by $2,331), a chargeback reserve increase of $521, a Medicaid reserve decrease of $461, a commission accrual adjustment of $96, and a tax reclass of $15. The prior period relates to Oxandrin and Delatestryl return reserve adjustments of $2,979 and $280, respectively ($9,419 was reclassified from accounts receivable net, and reduced by $6,160). The remaining prior period adjustment relates to a chargeback reserve decrease of $889, a Medicaid reserve increase of $202, a commission accrual decrease of $96 and a Sales and Use tax accrual of $1,355.

(g) Restricted Stock – During the first quarter of 2005 the Company began issuing restricted stock to its employees. These adjustments are to correct the classification and presentation of the restricted stock activity.

(h) Prepaid expenses and other current assets – The Company restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter. The expense adjustment of $415 was offset against Israeli tax assets.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended March 31, 2005
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales (a)	$22,615	$2,271	$24,886
Contract fees	291	—	291
Other	75	—	75

	22,981	2,271	25,252

Expenses:
Research and development	6,282	—	6,282
Marketing and sales	5,154	—	5,154
General and administrative (b)	6,177	39	6,216
Cost of sales (c)	8,721	(1,696)	7,025
Amortization of intangibles associated with acquisition	1,013	—	1,013
Commissions and royalties (d)	1,224	96	1,320

	28,571	(1,561)	27,010

Operating loss	(5,590)	3,832	(1,758)
Other income, net	2,057	—	2,057

Income (loss) before income taxes	(3,533)	3,832	299
Income tax expense (e)	332	444	776

Net income (loss)	$(3,865)	$3,388	$(477)

Earnings (loss) per common share:
Basic	$(0.06)	$0.05	$(0.01)

Diluted	$(0.06)	$0.05	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	60,545	—	60,545
Diluted	60,545	—	60,545

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Product sales, net – The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $2,241 and $90, respectively, a decrease in the Medicaid reserve of $461, and an increase to the chargeback reserve of $521.

(b) General and administrative – The Company has made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense.

(c) Cost of sales – The Company had previously provided an inventory valuation for Oxandrin during the first quarter of 2005. The restatement reallocated that reserve to periods prior to the first quarter of 2005 resulting in a reduction of cost of sales during the first quarter of $1,696.

(d) Commissions and royalties – The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

(e) Income tax expense – The adjustment reflects the income tax impact of the restatement adjustments. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2 — Restatement of Previously Issued Financial Statements — (Continued)

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	March 31, 2004
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$20,098	—	—	$ 20,098
Short-term investments	5,571	—	—	5,571
Accounts receivable, net (a)	29,901	—	1,006	30,907
Inventories, net (b)	20,146	(1,594)	—	18,552
Deferred income taxes (c)	2,938	2,331	—	5,269
Prepaid expenses and other current assets	4,406	—	—	4,406

Total current assets	83,060			84,803

Property and equipment, net	70,095	—	—	70,095
Intangible assets, net	74,725	—	—	74,725
Goodwill	40,121	—	—	40,121
Deferred income taxes (c)	13,766	(451)	—	13,315
Severance pay funded	2,649	—	—	2,649
Other assets (d)	4,778	(79)	—	4,699

Total assets	$289,194			$290,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (c)	$17,912	503	139	$18,554
Current portion of long-term debt	7,027	—	—	7,027
Deferred revenues	867	—	—	867
Other current liabilities (e)	17,230	3,773	504	21,507

Total current liabilities	43,036			47,955

Long-term debt	4,144	—	—	4,144
Deferred revenues	8,098	—	—	8,098
Severance pay	5,985	—	—	5,985
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	22,466	—	—	22,466
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 59,806,000 at March 31, 2004	598	—	—	598
Additional paid-in capital	217,147	—	—	217,147
Accumulated deficit	(30,753)	11,959	363	(18,431)
Accumulated other comprehensive income	2,445	—	—	2,445

Total stockholders’ equity	189,437			201,759

Total liabilities and stockholders’ equity	$289,194			$290,407

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

(e) Other current liabilities — Current period relates to adjustments in Oxandrin and Delatestryl return reserves of $863 and $18, respectively ($1,006 was reclassified from accounts receivable, net, and reduced by $125), offset by chargeback and Medicaid reserve decreases of $261 and $116, respectively. Prior period adjustments relate to increases in Oxandrin and Delatestryl return reserves of $4,426 and $280, respectively, offset by chargeback and Medicaid reserve decreases of $877 and $56, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Product sales, net — The adjustment relates to a decrease in the Oxandrin return reserve of $140, an increase in the Delatestryl return reserve of $15, a decrease in the Medical reserve of $116, and a decrease to the chargeback reserve of $261.

(b) Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3 — Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The Company’s inventory reserve requirements increased $17,000 from December 31, 2004. In addition, loss contract reserves of $885,000 are included in other current liabilities for outstanding purchase orders and the resolution of other commitments that will be in excess of expected demand.

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

Inventories at March 31, 2005 and December 31, 2004 are summarized below:

	March 31, 2005 (Restated) (Unaudited)	December 31, 2004 (Restated)

	(In thousands)
Raw material	$3,589	$4,135
Work in process	1,130	678
Finished goods	11,915	12,694
Inventory reserves	(6,076)	(6,059)

Total	$10,558	$11,448

4 — Revenue Recognition

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

Allowance for returns – In general, the Company provides credit for product returns that are returned six months prior to and twelve months after the product expiration date. The Company’s product sales in the U.S. primarily relate to Oxandrin and Delatestryl. Upon shipment, we estimate an allowance for future returns. The

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4 — Revenue Recognition — (Continued)

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4 — Revenue Recognition — (Continued)

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

Royalties are recognized when an agreement exists, the sale is made and the royalty is earned. In 2005, the Company determined that royalty revenue would only be recognized as earned upon receipt of confirmation of payment from contracting parties.

Other revenues represent funds received by the Company for research and development projects that are partially funded by collaborative partners and the Chief Scientist of the State of Israel. The Company recognizes revenues upon performance of such funded research. In general, these contracts are cancelable by the Company’s collaborative partners at any time.

5 — Earnings Per Share of Common Stock

The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share – “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2005	2004

	(Unaudited)
	(In thousands)
Basic	60,545	59,734
Incremental shares for assumed conversion of options	—	597

Diluted	60,545	60,331

The difference between basic and diluted weighted average common shares resulted from the assumption that the dilutive stock options outstanding were exercised.

6 — Stock-Based Compensation

The Company issues both stock options and restricted stock awards to its employees. Restricted stock awards were recorded as deferred compensation and amortized to compensation expense over the life of the vesting period in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.” In January 2005, the Company issued approximately 311,000 shares of restricted stock options to its employees. These shares will vest over a four year period and are being expensed based on the closing market price of the Company’s stock on the date of issuance.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6 — Stock-Based Compensation — (Continued)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)

	(unaudited)
	(in thousands, except per share data)
Net income (loss)
As reported	$(477)	$1,541
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,285	1,800

Pro forma net loss	$(1,762)	$(259)

Basic earnings (loss) per common share:
As reported	$(0.01)	$0.03

Pro forma	$(0.03)	$(0.00)

Diluted earnings (loss) per common share:
As reported	$(0.01)	$0.03

Pro forma	$(0.03)	$(0.00)

7 — Income Taxes

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

Based upon the Company’s current business outlook and the change in its strategic direction, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2005, the Company maintains a $23,644,000 valuation allowance against its deferred income tax assets.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8 — Commitments and Contingencies

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005 the Company filed a motion to dismiss the second amended complaint. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

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

On December 1, 2005, the Company concluded an agreement with Duramed Pharmaceuticals, Inc., a subsidiary of Barr Pharmaceuticals, Inc., Organon USA Inc. and Organon (Ireland) Ltd. for the settlement of

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8 — Commitments and Contingencies — (Continued)

ongoing patent litigation in the U.S. District Court for the District of New Jersey regarding Duramed’s generic version of Mircette®, which Duramed markets under the trade name Kariva®. Under the terms of the agreement in addition to agreeing to the settlement of its damage claims in the patent litigation, the Company consented to Duramed’s acquisition of the exclusive rights to Organon’s Mircette (desogestrel/ethinyl estradiol) oral contraceptive product. In exchange for its agreement and consent, the Company received a payment of $13.75 million in settlement of its damage claims and as prepaid future royalties on sales in the United States of Mircette and Kariva, which yielded the Company approximately $10.8 million after the payment of pass-through revenue sharing to the inventor from whom the Company acquired the patents covering Mircette.

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

In connection with the closing, Savient’s co-promotion agreement with Ferring for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company. And to allow the Company to build a presence and expertise in advance of the commercialization of its product candidate Puricase which is about to enter Phase 3 clinical trials. In December 2005 given recent changes in product profile and market conditions the Company determined that it is best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then supplemented to expand the scope of this labeling following the closing of our sale of the global biologics manufacturing business. Subsequently, on September 16, 2005 the FDA approved the final launch labeling for Euflexxa to include a requirement for

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8 — Commitments and Contingencies — (Continued)

refrigerated storage conditions, making EuFlexxa the only refrigerated product in the market. Additionally, the Center for Medicare and Medicaid Services had determined to assign reimbursement pricing lower than originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc®.

On December 8, 2005, the Company and Ferring entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co- promotion agreement, on December 15, 2005, the Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring, as evidenced by the two promissory notes, in connection with its acquisition of the Global Biologics Manufacturing Business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the Global Biologics Manufacturing Business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

During the first quarter of 2005, the Company settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year. In January 2005, the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of the Company’s claims for lost profits and attorney’s fees. An additional payment from Novo may be due based on the outcome of Novo’s appeal of an issue from the U.S. District Court for the District of Delaware’s decision rendered in August 2004 and the results of the related interference action pending before the U.S. Patent and Trademark Office.

Additionally, in January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company’s Hepatitis B vaccine program in exchange for a payment of $750,000 which was fully reserved for at year end.

On January 9, 2006, the Company concluded an agreement to sell to Indevus Pharmaceuticals Inc. the Company’s injectable testosterone product for male hypogonadism, Delatestryl. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from the Company in three installments equaling approximately $1.9 million its inventory of finished product.

9 — Assets and Liabilities Held for Sale

On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring for $80 million cash plus the assumption by Ferring International Centre SA of liabilities of Savient relating to the Business. The terms of the sale provide that Savient will receive the $80 million in three cash installments: $55 million was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a postclosing working capital adjustment. Effective with the first quarter of 2005, the Company’s assets and liabilities of the global biologics manufacturing business have been segregated on the balance sheet as held

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Assets and Liabilities Held for Sale — (Continued)

for sale. The Company completed the divestiture of these assets and liabilities on July 18, 2005. See Note 8 “Commitments and Contingencies”.

The Company concluded that the global biologics manufacturing business should be classified as “assets held for sale” as of and for the quarter ended March 31, 2005 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations”. This conclusion was primarily based upon the significant continuing involvement contemplated under the co-promotion agreement.

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

A summary statement of net assets of the former global biologics manufacturing business at March 31, 2005 (as restated) and December 31, 2004 (as restated), as they were included in the consolidated financial statements of the Company, follows:

	March 31, 2005 (Restated) (unaudited)	December 31, 2004 (Restated)

	(In thousands)
Accounts receivable, net	$3,827	$9,540
Inventories, net	7,921	5,642
Other current assets	607	805
Property and equipment, net	58,941	60,033
Severance pay funded	2,587	2,945
Other assets	243	119

Total assets	74,126	79,084

Accounts payable	1,276	1,366
Other current liabilities	4,387	4,752
Severance Pay	6,291	6,624

Total liabilities	11,954	12,742

Net assets	$62,172	$66,342

10 — Segment Information

Prior to the sale of the global biologics manufacturing business, the Company identified three reportable segments: Oral Liquid Pharmaceuticals, Other Specialty Pharmaceuticals and Biologics Manufacturing. In periods prior to 2005, the operations were not managed along segment lines. The Oral Liquid Pharmaceuticals segment develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form. This segment sells two categories of products: licensed products and specials. Licensed products are products for which the Company has received U.K. regulatory approval to promote the oral formulation, and specials are products for which the Company has limited U.K. regulatory approval to accept custom orders but which the Company is not permitted to promote. Other Specialty Pharmaceuticals includes the remaining products which are branded prescription pharmaceuticals. These products currently include an injectable testosterone product and a synthetic analogue of a testosterone derivative. The former Biologics Manufacturing segment products include an injection to treat osteoarthritis pain, a human growth hormone, insulin and vaccines.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10 — Segment Information — (Continued)

The accounting policies are consistent between segments. The Company allocates management fees to the segments based on various factors which include management time. These fees eliminate in the consolidation.

Although the Company segments are managed on a worldwide basis, they operate in two principal geographic locations, the United States and the United Kingdom. The Company’s three segments have been organized around these geographic areas.

Information about the Company’s segments is presented below:

	Three Months Ended March 31, 2005 (Restated)
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Biologics Manufacturing Business	Total

	(unaudited)
	(in thousands)
Revenues	$9,064	$11,837	$4,351	$25,252
Operating income (loss) before corporate and non-cash charges	3,412	(4,389)	1,914	937
Less:
Depreciation and amortization	1,317	300	1,078	2,695
Corporate charges	1,065	(1,065)	—	—

Operating income (loss) as reported	1,030	(3,624)	836	(1,758)
Other income (expense), net	(931)	3,117	(129)	2,057
Income tax expense	(35)	(91)	(650)	(776)

Net income (loss)	$64	$(598)	$57	$(477)

Segment Assets	$128,948	$43,771	$74,126	$246,845

Expenditures for segment assets	$490	$88	$117	$695

	Three Months Ended March 31, 2004 (Restated)
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Biologics Manufacturing Business	Total

	(unaudited)
	(in thousands)
Revenues	$7,204	$22,330	$4,371	$33,905
Operating income (loss) before corporate and non-cash charges	2,922	2,936	(1,213)	4,645
Less:
Depreciation and amortization	1,177	421	911	2,509
Corporate charges	626	(626)	—	—

Operating income (loss) as reported	1,119	3,141	(2,124)	2,136

Other income (expense), net	(827)	1,016	(116)	73
Income tax benefit (expense)	(558)	(887)	777	(668)

Net income (loss)	$(266)	$3,270	$(1,463)	$1,541

Segment Assets	$138,638	$67,681	$84,088	$290,407

Expenditures for segment assets	$919	$156	$80	$1,155

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10 — Segment Information — (Continued)

Information about the Company’s product sales by geographic region is as follows:

	Three Months Ended March 31,
	2005 (Restated)		2004 (Restated)
	(unaudited)
	(Dollar amounts in thousands)
United States	$11,595	46.6%	$21,630	66.1%
United Kingdom	8,781	35.3%	7,101	21.7%
Other international	4,510	18.1%	3,972	12.2%

Total	$24,886	100.0%	$32,703	100.0%

11 — Subsequent Events

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

In connection with the closing, the Company’s co-promotion agreement with Ferring for Euflexxa™ (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company and would allow the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase (PEG-uricase) which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions the Company determined that it was best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

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

On December 8, 2005, the Company and Ferring entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co- promotion agreement, on December 15, 2005, the

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11 — Subsequent Events — (Continued)

Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring in connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

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

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the statements regarding the divestiture of our global biologics manufacturing business are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. The financial statements as of March 31, 2005 included in this Form 10-Q/A have been restated as discussed in Note 2 to the consolidated financial statements in this Form 10-Q/A. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the period ended March 31, 2005, as originally filed with the Securities and Exchange Commission on May 10, 2005 that was affected by the restatement has been amended and restated to the extent affected. The disclosure contained in the Form 10-Q has not been updated or modified except for updates to Items 1, 2 and 4 of Part I and Item 6 of Part II solely to reflect the impact of the restatement and related matters.

Overview

We are a pharmaceutical company engaged in the development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. We distribute our products on a worldwide basis. In the United States, we distribute our products through wholesalers and we market our products to physicians through our own sales force. In the United Kingdom, we distribute our oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers, and we market our products primarily to physicians through our own sales force. Until our July 18, 2005 divestiture of our global biologics manufacturing business, which we refer to as our biologics divestiture, we distributed our products in Israel directly to hospitals, HMOs and retailers, and we market our products to physicians through our own sales force. Elsewhere in the world, we distribute our products primarily through third party license and distribution relationships. Please see “Explanatory Note—Subsequent Events”.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, we have assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development. In July 2004, we announced a change in our strategic business plan to reposition our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase®, a product candidate currently entering in Phase 3 clinical trials, and, until our decision on December 15, 2005, included ProsaptideTM, our product candidate for which we were exploring indications for the treatment of peripheral neuropathic pain or the potential to treat peripheral neuropathic pain in the HIV or other disease populations. We also plan to engage in an active in-licensing program to access and develop novel compounds in late-stage clinical trials as well as marketed products complementary to this strategy.

We were founded in 1980 as Bio-Technology General Corporation to develop, manufacture and market novel therapeutic products. In September 2002, we acquired Rosemont Pharmaceuticals Limited, a specialty pharmaceutical company located in the United Kingdom. Rosemont develops, manufactures and markets pharmaceutical products in oral liquid form. We coordinate our overall administration, finance, business development, human clinical trials, U.S. sales and marketing activities, quality assurance and regulatory

Back to Contents

affairs primarily from our headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom. Until our biologics divestiture, development and manufacturing activities for our former global biologics manufacturing business were primarily carried out in Israel through our Bio-Technology General (Israel) Ltd. subsidiary.

Restatement of financial statements

We have restated our consolidated financial statements as of March 31, 2005 and 2004, respectively, and have filed an Amendment No. 2 to Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. Separately, we expect to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005 by January 26, 2006. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of our Oxandrin and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

Historically, we have had minimal returns related to our products. During 2004, we began receiving actual returns of Oxandrin that were at or near expiration of their shelf life. At that time, we determined that an adjustment would be required to accrue for future returns. This return reserve adjustment was based, in part, on notifications received from customers advising us, through our third-party fulfillment center, of their intent to return product. We subsequently determined that certain of those reported returns were in error in that actual units of product returned were significantly less than the amounts originally expected to be returned. We also have determined that in recording its reserves for product returns and inventory we had failed to properly evaluate this data and the resulting impact on such reserves.

Return and inventory reserve estimates related to its products, Oxandrin being the most significant product, have been re-evaluated during the restatement to incorporate the following:

•	Impact of new product launches;

•	Amount of product being manufactured;

•	Product expiration dating;

•	Amount of product being sold into the distribution channel;

•	Amount of product in the distribution channel;

•	Historical return rates;

•	Shelf life of product on hand at Savient and in the channel;

•	Third party data including prescription demand data and wholesaler inventory reports;

•	Impact of potential market erosion due to generic or competing products; and

•	Amount of product disseminated for non-sale purposes.

Back to Contents

Other restatement items

The Company has restated its rebate allowances related contracts with Medicaid and other government agencies, of which certain of these restatement adjustments relate to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, the Company has determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going forward, the Company will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

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

The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

The Company’s restated consolidated financial statements include the tax impact related to all restatement items discussed herein. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense in 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey. The balance sheet impact of these adjustments has been carried forward to 2005. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

The Company has corrected the classification and presentation of the restricted stock activity. The Company began issuing restricted stock to its employees during the first quarter of 2005.

The Company also restated its presentation of net assets of the global biologics manufacturing business at March 31, 2005 to correct the allocation of other current assets in accordance with the purchase agreement and at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements, Note 9 — Assets and Liabilities Held for Sale, and Note 10 — Segment Information.

On August 19, 2005, we announced that it had received a Nasdaq Staff Determination Letter stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because we did not timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and that our common stock was, therefore, subject to delisting from The Nasdaq Stock Market. We sought an extension and on October 28, 2005 the Nasdaq Listing Qualifications Panel agreed to continue the listing of our securities on The Nasdaq National Market provided that we filed our restated financials for the appropriate periods and Quarterly Report on Form 10-Q for the period ending June 30, 2005 by no later than December 26, 2005. Additionally, the Panel had granted us an extension to file our Quarterly Report on Form 10- Q for the period ending September 30, 2005 by no later than January 3, 2006. On December 30, 2005, The Nasdaq Listing Qualifications Panel granted us a further extension to file our restated financials for the appropriate periods and our Quarterly Report for the period ended June 30, 2005 by no later than January 13, 2006. The Nasdaq Listing Qualifications Panel also granted us an extension to file our Quarterly Report on Form 10-Q for the period ended September 30, 2005 by no later than January 20, 2006. We sought further extensions as a result of two related comment letters that we received from the Division of Corporation Finance of the Securities and Exchange Commission as part of a normal periodic review of our filings. These comment letters resulted in unexpectedly lengthy discussions with the SEC regarding our accounting treatment of the negative goodwill related to our 2001 acquisition of Myelos Corporation. This issue is unrelated to the accounting issues that have to date delayed the filing of the above-listed reports.

Back to Contents

On January 13, 2006, the Company requested additional extensions to perform additional procedures to update all activities since the initial Annual Report on Form 10-K was filed on March 31, 2005, including updating its assessment of its internal controls over financial reporting. On January 23, 2006, the Nasdaq Listing Qualifications Panel agreed to continue to listing of the Company’s securities provided that the Company files its amended Form 10-Q for the quarter ended March 31, 2005, its initial Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and all required restatements, by January 26, 2006.

All amounts referenced in this Quarterly Report for the period ended March 31, 2005 reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2002, nor will we be amending our Forms 10-Q that were originally filed during the restatement period. The previously issued financial statements for 2004, 2003, and 2002 and the related quarters should no longer be relied upon.

Restatement impact on revenue and net income (loss)

The impact of the restatement on revenue and net income (loss) is summarized as follows:

	Quarter Ended March 31,		Quarter Ended March 31,
	2005 (Reported)	2005 (Restated)	2004 (Reported)	2004 (Restated)

	(unaudited)
	(in thousands except per share data)
Revenue, net	$22,981	$25,252	$33,403	$33,905

Net income (loss)	$(3,865)	$(477)	$1,178	$1,541

Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Diluted:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Back to Contents

The following tables reconcile the Company’s consolidated financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Please refer to the discussion herein regarding further explanation of the restatements.

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

For the Quarter Ended March 31, 2005

Net loss, as previously reported	$(3,865)

Adjustments to net loss:
Product sales:
Return allowance (a)	2,331
Medicaid rebate accruals (b)	461
Chargeback accruals (c)	(521)
General and administrative:
Tax reclass (d)	(39)
Cost of sales:
Inventory reserves (e)	1,696
Commissions and royalties:
Commission accrual (f)	(96)
Income tax expense (g)	(444)

Net loss, as restated	$(477)

Earnings (loss) per common share
As previously reported:
Basic	$(0.06)

Diluted	$(0.06)

As restated:
Basic	$(0.01)

Diluted	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	60,545
Diluted	60,545

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Return allowance – In the first quarter of 2005, the Company had previously recorded an additional return provision of approximately $2,899. This provision was overstated by $2,331. The balance of the adjustment of $568 was the provision required for the first quarter ($561 for Oxandrin and $7 for Delatestryl).

(b) Medicaid rebate accruals – The restatement adjustment reflects a $461 decrease in the Medicaid rebate accrual during the first quarter of 2005.

(c) Chargeback accruals – The Company had previously over accrued its chargeback accruals. The restatement adjustments prior to the first quarter of 2005 adjusted for the over accruals. During the first quarter of 2005 the Company was under accrued which resulted in a restatement adjustment that reduced net revenue by $521.

(d) General and administrative – The Company has made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense.

(e) Inventory reserves – The Company had previously provided an inventory valuation for Oxandrin during the first quarter of 2005. The restatement reallocated that reserve to periods prior to the first quarter of 2005 resulting in a reduction of cost of sales during the first quarter of $1,696.

(f) Commissions and royalties – The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

(g) Income tax expense – Tax impact of previously described adjustments. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

Back to Contents

The quarterly effects of the restatement are as follows:

SAVIENT PHARMACEUTICALS, INC.
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	March 31, 2005
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$24,793	—	—	$24,793
Short-term investments	1,875	—	—	1,875
Accounts receivable, net (a)	1,185	9,419	2,389	12,993
Inventories, net (b)	12,870	(4,008)	1,696	10,558
Prepaid expenses and other current assets (c), (h)	2,492	—	1,075	3,567
Assets held for sale (c)	75,616	—	(1,490)	74,126

Total current assets	118,831			127,912

Property and equipment, net	6,851	—	—	6,851
Intangible assets, net	70,675	—	—	70,675
Goodwill	40,121	—	—	40,121
Other assets (including restricted cash of $1,280) (d)	1,365	(79)	—	1,286

Total assets	$237,843			$246,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (e)	$9,749	$(2,187)	$53	$7,615
Current portion of long-term debt	4,144	—	—	4,144
Deferred revenues	1,068	—	—	1,068
Other current liabilities (f)	12,732	3,831	229	16,792
Liabilities held for sale	11,954	—	—	11,954

Total current liabilities	39,647			41,573

Deferred revenues	9,917	—	—	9,917
Other long term liabilities (g)	37	—	(37)	—
Negative goodwill (d)	16,028	(16,028)	—	—
Deferred income taxes	21,331	—	—	21,331
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock — $.01 par value; 4,000,000 shares authorized no shares issued	—	—	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; issued: 60,894,000 (as restated) at March 31, 2005 (g)	606	—	3	609
Additional paid-in capital (g)	219,030	—	753	219,783
Deferred compensation (g)	—	—	(719)	(719)
Accumulated deficit	(71,068)	19,716	3,388	(47,964)
Accumulated other comprehensive income	2,315	—	—	2,315

Total stockholders’ equity	150,883			174,024

Total liabilities and stockholders’ equity	$237,843			$246,845

Back to Contents

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Accounts receivable, net – During 2004, and for the first quarter of 2005 the Company had previously recorded its allowance for returns as a contra accounts receivable account. These adjustments represent a reclassification of the total allowance for returns to other current liabilities.

(b) Inventories, net – The Company had previously provided an inventory valuation for Oxandrin during the first quarter of 2005. The restatement reallocated that reserve to periods prior to the first quarter of 2005 resulting in a reduction of cost of sales during the first quarter of $1,696. Prior period adjustments represent inventory valuation reserve increases of $4,787 for Oxandrin, offset by a reduction in the inventory valuation reserve of Delatestryl of $779.

(c) Assets held for sale – The Company restated its presentation of net assets of the global biologics manufacturing business.

(d) Negative goodwill – In connection with the Company’s acquisition of Myelos, the Company had previously recorded negative goodwill during 2001. The Company had also amortized a portion of this negative goodwill to income during 2001. Since 2002, the Company has carried forward a net negative goodwill balance of $16,028. The Company has subsequently determined that the accounting for the Myelos transaction was not in accordance with APB No. 16, Business Combinations, which required that any excess of consideration over net assets acquired be allocated pro rata to non-current assets. Therefore, the Company reversed the amortization recorded in 2001 and allocated the entire negative goodwill balance to non-current assets, which primarily included in-process research and development, effectively removing negative goodwill in 2001.

(e) Accounts payable – Taxes payable were adjusted for the impact of the restatement items. The Company had also restated general and administrative expense related to 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey of $1,355. During 2005, the Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense; the balance sheet also was reclassified to move the remaining tax payable to accrued expenses.

(f) Other current liabilities – Current year adjustments relate to an Oxandrin return allowance increase of $58 ($2,389 was reclassified from accounts receivable, net, and reduced by $2,331), a chargeback reserve increase of $521, a Medicaid reserve decrease of $461, a commission accrual adjustment of $96, and a tax reclass of $15. The prior period adjustments relate to Oxandrin and Delatestryl post restatement return allowance increases of $2,979 and $280, respectively ($9,419 was reclassified from accounts receivable net, and reduced by $6,160). The remaining prior period adjustment relates to a chargeback reserve decrease of $889, a Medicaid reserve increase of $202, a commission accrual decrease of $96 and a Sales and Use tax accrual of $1,355.

(g) Restricted Stock – During the first quarter of 2005 the Company began issuing restricted stock to its employees. These adjustments are to correct the classification and presentation of the restricted stock activity.

(h) Prepaid expenses and other current assets – The Company restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter. The expense adjustment of $415 was offset against Israeli tax assets.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

	Quarter Ended March 31, 2005
	As Previously Reported	Adjustments	As Restated

Revenues:
Product sales (a)	$22,615	$2,271	$24,886
Contract fees	291	—	291
Other	75	—	75

	22,981	2,271	25,252

Expenses:
Research and development	6,282	—	6,282
Marketing and sales	5,154	—	5,154
General and administrative (b)	6,177	39	6,216
Cost of sales (c)	8,721	(1,696)	7,025
Amortization of intangibles associated with acquisition	1,013	—	1,013
Commissions and royalties (d)	1,224	96	1,320

	28,571	(1,561)	27,010

Operating income (loss)	(5,590)	3,832	(1,758)
Other income, net	2,057	—	2,057

Income (loss) before income taxes	(3,533)	3,832	299
Income tax expense (e)	332	444	776

Net income (loss)	$(3,865)	$3,388	$(477)

Earnings (loss) per common share:
Basic	$(0.06)	$0.05	$(0.01)

Diluted	$(0.06)	$0.05	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	60,545	—	60,545
Diluted	60,545	—	60,545

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Product sales, net – The adjustment relates to decreases in Oxandrin and Delatestryl return reserves of $2,241 and $90, respectively, a decrease in the Medicaid reserve of $461, and an increase to the chargeback reserve of $521.

(b) General and administrative – The Company has made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense.

(c) Cost of sales – The Company had previously provided an inventory valuation for Oxandrin during the first quarter of 2005. The restatement reallocated that reserve to periods prior to the first quarter of 2005 resulting in a reduction of cost of sales during the first quarter of $1,696.

(d) Commissions and royalties – The Company has restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

(e) Income tax expense – The adjustment reflects the income tax impact of the restatement adjustments. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

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

EFFECTS OF THE RESTATEMENT

The adjustments relate to the following:

(a) Product sales, net — The adjustment relates to a decrease in the Oxandrin return reserve of $140, an increase in the Delatestryl return reserve of $15, a decrease in the Medical reserve of $116, and a decrease to the chargeback reserve of $261.

(b) Income tax expense — The adjustment reflects the income tax impact of the restatement adjustments.

Back to Contents

Results of Operations

The following table sets forth for the periods indicated percentage of revenues represented by certain items reflected on our statements of operations.

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)

	(unaudited)
Revenues:
Product sales	98.6%	96.5%
Contract fees	1.2%	0.7%
Royalties	0.0%	2.7%
Other	0.2%	0.1%

	100.0%	100.0%

Expenses:
Research and development	24.9%	25.6%
Marketing and sales	20.4%	19.7%
General and administrative	24.6%	15.8%
Cost of products sales	27.8%	25.5%
Amortization of intangibles associated with acquisition	4.0%	3.0%
Commissions and royalties	5.2%	4.1%

	106.9%	93.7%

Operating income (loss)	(6.9)%	6.3%
Other income, net	8.1%	0.2%

Income before income taxes	1.2%	6.5%
Income tax expense	3.1%	2.0%

Net income (loss)	(1.9)%	4.5%

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

Back to Contents

The decrease in the value of the U.S. dollar relative to the British pound sterling had the effect of increasing our revenues as measured in U.S. dollars by $263,000 for the three months ended March 31, 2005. This decrease also had the effect of reducing our net loss for the three months ended March 31, 2005 by $66,000.

The following table summarizes net sales of our commercialized products as a percentage of net product sales for the periods indicated:

	Three Months Ended March 31,
	2005 (Restated)		2004 (Restated)
	(unaudited) (in thousands)
Oxandrin	$10,821	44%	$18,747	57%
Oral liquid pharmaceutical products	9,064	36%	7,204	22%
Human growth hormone	1,972	8%	1,928	6%
BioLon	1,603	6%	1,503	5%
Delatestryl	941	4%	2,882	9%
Other	485	2%	439	1%

Total	$24,886	100%	$32,703	100%

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

•	increasing market penetration of our existing products;

•	expanding into new markets; and

•	commercializing additional products.

In particular, quarterly fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods.

Our financial results have been heavily dependent on Oxandrin sales since we introduced it in December 1995. Sales of Oxandrin accounted for 44% of our net product sales in the first three months of 2005 and 57% of our net product sales in the first three months of 2004. However, oxandrolone, the active ingredient in Oxandrin, is off-patent, and our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have also expired. Oxandrin net sales in the first three months of 2005 were adversely impacted by decreased demand and a provision for future returns. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone. This petition cited a serious safety concern in patients using Oxandrin together with anticoagulant drugs containing warfarin. In addition, this petition cited concerns related to the physical-chemical properties of the oxandrolone drug substance which are important for manufacturing quality assurance and which we believe should result in the FDA categorizing Oxandralone as a “problem drug” in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the United States should, prior to the issuance of marketing approval, be required to also conduct a clinical trial to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in

Back to Contents

our petition will be required before the FDA will respond. In February 2005, we submitted another supplemental position paper to the FDA advocating the adoption of rigorous impurity standards for oxandrolone consistent with the draft recently published by the United States Pharmacopeia, which will become the standard in 2006. Since August 2004, we have received no further communication from the FDA regarding our petition.

Sales of Delatestryl have decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004, and could continue to decrease further in the future.

On January 9, 2006, we completed our sale to Indevus Pharmaceuticals Inc. of our product Delatestryl. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from us in three installments equaling approximately $1.9 million of our inventory of finished product.

Oral liquid pharmaceutical product sales represented a significant portion of our overall product sales in the first three months of 2005. These sales accounted for 36% of our net product sales for the first three months of 2005 and 22% of our net product sales for the first three months of 2004. Given the historical growth of oral liquids pharmaceutical product sales in combination with the potential introduction of generic oxandrolone and the divestiture of our global biologics manufacturing business, we expect oral liquid pharmaceutical products to account for an even higher percentage of our overall product sales in the coming years.

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

Revenues.     Total revenues decreased by $8,653,000, or 26%, in the three months ended March 31, 2005 to $25,252,000 from $33,905,000 in the three months ended March 31, 2004. The decrease in total revenues resulted primarily from the decrease in product sales, net, and royalties. Royalties decreased by $932,000, reflecting a change in our revenue recognition policy to recognizing royalty revenue only upon receipt of confirmation from the contracting party.

Product sales, net decreased by $7,817,000, or 24%, in the three months ended March 31, 2005 to $24,886,000 from $32,703,000 in the three months ended March 31, 2004. The decrease resulted primarily from decreases in net sales of Oxandrin and Delatestryl, partially offset by an increase in sales of oral liquid pharmaceutical products.

Sales of Oxandrin in the three months ended March 31, 2005 were $10,821,000, a decrease of $7,926,000, or 42%, from $18,747,000 in the three months ended March 31, 2004. This decrease is attributable to a significant purchasing reduction by Cardinal Health and other wholesalers, and a provision for future returns. In addition, total dispensed prescriptions for Oxandrin in the three months ended March 31, 2005 declined by 7% as compared to the three months ended March 31, 2004, and by 6% as compared to the three months ended December 31, 2004. These decreases were partially offset by price increases. As of March 31, 2005, the reserve for future returns, which may occur over several years, was increased by $568,000.

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

Sales of Delatestryl in the three months ended March 31, 2005 were $941,000, a decrease of $1,941,000, or 67%, from $2,882,000 in the first three months of 2004. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in 2004. We expect our Delatestryl sales during the last three quarters of 2005 to be significantly lower than our sales during the last three quarters of 2004 as a result of the reintroduction of this competing generic product.

Back to Contents

Contract fees were $291,000 in the three months ended March 31, 2005 and $230,000 in the three months ended March 31, 2004. These amounts mainly represent fees received in prior periods but earned and recognized in the three months ended March 31, 2005 and 2004 in accordance with SAB 104.

Royalties in the three months ended March 31, 2005 were zero as compared to $932,000 in the first three months of 2004. These royalties are received on third party sales of our Mircette, Silkis and insulin products. The decrease in royalties in the first three months of 2005 was attributable to a change in our revenue recognition policy whereby revenue is only recognized as earned upon receipt of confirmation of payment from the contracting parties.

Cost of product sales increased by $1,626,000, or 19%, in the three months ended March 31, 2005 to $7,025,000 from $8,651,000 in the three months ended March 31, 2004. Cost of product sales as a percentage of product sales increased from 26% in the three months ended March 31, 2004 to 28% in the three months ended March 31, 2005. This increase was principally attributable to changes in our product mix, with an increase in sales of oral liquid pharmaceutical products and an increase in loss contract reserves.

Cost of product sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices; whereas Delatestryl and the oral liquid pharmaceutical products have higher manufacturing costs relative to their sales prices.

Research and development expense decreased by $2,382,000, or 27%, in the three months ended March 31, 2005 to $6,282,000 from $8,664,000 in the three months ended March 31, 2004. Research and development expense decreased during the three months ended March 31, 2005 as a result of a decrease in development studies in our former Biologics Manufacturing segment, offset in part by increases in the costs of conducting toxicology studies of Prosaptide and of producing clinical supplies of Puricase. We expect research and development expense in 2005 to exceed the 2004 level if we proceed with the further development of Puricase and Prosaptide.

Marketing and sales expense decreased by $1,512,000, or 23%, in the three months ended March 31, 2005 to $5,154,000 from $6,666,000 in the three months ended March 31, 2004. The decrease was primarily attributable to pre-marketing expenses incurred for Euflexxa in the United States.

General and administrative expense increased by $844,000, or 16%, in the three months ended March 31, 2005 to $6,216,000 from $5,372,000 in the three months ended March 31, 2004. The increase in general and administrative expense resulted from significant increases in final audit fees for the close out of 2004 and consulting expenses related to our compliance with the requirements of the Sarbanes-Oxley Act, partially offset by lower legal expenses.

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

Commissions and royalties expense was $1,320,000 in the three months ended March 31, 2005, compared to $1,403,000 in the three months ended March 31, 2004. The decrease of $83,000, or 6%, was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our Delatestryl and Mircette products due to a decrease in the sales of those products.

Other income, net was $2,057,000 for the three months ended March 31, 2005, compared to $73,000 for the three months ended March 31, 2004. The change is primarily attributable to the successful settlement of intellectual property litigation suits, most notably our settlement with Novo Nordisk.

Income taxes.     Provision for income taxes for the three months ended March 31, 2005 was $776,000, compared to provision for income taxes $668,000 for the three months ended March 31, 2004. The increase in provision for income taxes was primarily attributable to an increase in our global biologics manufacturing business tax provision, partially offset by a reduction of net income in our Other Specialty Pharmaceutical segment at March 31, 2005 compared to March 31, 2004.

Back to Contents

Liquidity and Capital Resources

Our working capital at March 31, 2005 was $86,339,000, compared to an adjusted working capital figure of $84,509,000 at December 31, 2004.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, milestone payment obligations and financings, if any, that we may undertake in addition to the receipt of proceeds from our divestiture of our global biologics manufacturing business. Net cash increased by $2,346,000 and $2,880,000 in the three months ended March 31, 2005 and 2004, respectively.

Net cash provided by operating activities was $2,919,000 in the three months ended March 31, 2005, compared to $5,329,000 in the three months ended March 31, 2004. Net loss was $477,000 in the three months ended March 31, 2005, compared to net income of $1,541,000 in the three months ended March 31, 2004.

In the three months ended March 31, 2005, net cash provided by operating activities was greater than our loss because of amortization of intangible assets associated with acquisition of $1,013,000, a decrease in accounts receivables of $2,545,000, a decrease in inventory of $890,000 and a decrease in assets held for sale of $4,958,000. Partially offsetting this was a $788,000 decrease in liabilities held for sale and a $5,993,000 decrease in other current liabilities, of which $3,000,000 was related to the retirement of reserves for two specified litigations. A portion of this retired reserve balance is in accounts payable at March 31, 2005. In the three months ended March 31, 2004, net cash provided by operating activities was greater than our net income primarily due to amortization of intangible assets associated with acquisition of $1,013,000, changes in assets held for sale of $5,327,000, and increases in accounts payable of $1,509,000, partially offset by increases in accounts receivables of $1,648,000, changes in liabilities held for sale of $1,039,000 and a decease in other current liabilities of $1,363,000.

Net cash provided by investing activities was $1,003,000 in the three months ended March 31, 2005 compared to net cash used in investing activities of $1,643,000 in the three months ended March 31, 2004. Capital expenditures of $578,000 in the three months ended March 31, 2005 were offset by the proceeds from the sale of our investment in Omrix Corporation of $1,625,000. Net cash used in investing activities in the three months ended March 31, 2004 primarily was attributable to capital expenditures of $1,098,000 and changes to other long-term assets of $497,000.

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

We believe that our cash resources as of March 31, 2005, together with anticipated product sales and proceeds from the divestiture of our global biologics manufacturing business, will be sufficient to fund our ongoing operations and debt service obligations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

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

Back to Contents

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

We discuss our critical accounting policies in our Annual Report on Form 10-K/A for the year ended December 31, 2004 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates—As Restated.” The critical accounting policies discussed in our Annual Report on Form 10-K/A include the following:

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

Back to Contents

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

•
Current and projected demand — The Company analyzes prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product at all points in the channel and to determine future sales trends.

Back to Contents

•
Product launches and new product introductions — For future product launches, the Company will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

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

The aggregate net return allowance reserves as of March 31, 2005 and December 2004 were $3,317,000 and $3,260,000, respectively.

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

The aggregate net inventory valuation reserves as of December 31, 2004 and March 31, 2005 were $6,059,000 and $6,076,000, respectively.

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

Back to Contents

RISK FACTORS THAT MAY AFFECT RESULTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q/A contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the statements regarding the divestiture of our global biologics manufacturing business are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

Back to Contents

the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, revenue recognition errors, deficiencies in income tax analysis, insufficient communications and inadequate controls related to return reserve, inventory valuation reserve and rebate accrual estimates. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 4 of Part I in this Quarterly Report on Form 10-Q/A. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Puricase and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and obtain regulatory approval.

We must successfully complete clinical trials for Puricase before we can apply for marketing approval of this product candidate.

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase demonstrated efficacy in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with

Back to Contents

the FDA we have submitted a Special Protocol Assessment (SPA) to the FDA for the Phase 3 program. We expect to initiate the Phase 3 program for Puricase during the first quarter of 2006. Our Phase 3 trial may be unsuccessful which would materially harm our business. Even if this trial is successful, we may be required to conduct additional clinical trials before a new drug application (NDA) can be filed with the FDA for marketing approval or as a condition of approval.

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

As part of the change in our strategic business plan, we announced that we intend to concentrate on an active in-licensing program to access and develop novel compounds in late-stage clinical trials. To date, we

Back to Contents

have had limited success in identifying and in-licensing the appropriate compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

Our operations in 2004 reflected net income for the first quarter of 2004 of $1,541,000 compared to a net loss of $477,000 in the first quarter of 2005. Our decrease in 2005 resulted primarily from a decrease in product sales. We expect to continue to incur losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 44% of our net product sales in the first 3 months of 2005 and 57% in the first three months of 2004. However, while we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

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

Back to Contents

A significant portion of our revenues is represented by sales of Oxandrin. Sales of Oxandrin declined substantially during the first three months of 2005 as compared to the first three months of 2004. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin for the first three months of 2005 amounted to $10.8 million, representing approximately 44% of our net product sales for that period. Net sales of Oxandrin amounted to $18.7 million in the first three months of 2004, representing 57% of net product sales.

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

In 2004, we experienced returns of expiring Oxandrin for the first time. As previously described, this led to a review and investigation of the Company’s revenue recognition, historical practices and a financial statement restatement. Accordingly, our revenues from Oxandrin sales were increased by approximately $2.3 million related to a reduction in our sales revenues for the quarter ended March 31, 2005. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Back to Contents

are and have substantially greater capital resources, research and development capabilities and experience and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV-related weight loss. These patients’ need for Oxandrin may decrease as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially.

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

Back to Contents

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

Back to Contents

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

Beginning in the second quarter of 2003, three states with budget crises – New York, California, and Florida – have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs, which has adversely affected and is expected to continue to adversely affect sales of Oxandrin in those states. Efforts and discussions are ongoing with these state agencies to reverse these changes, but to date we have not been successful and we cannot predict whether we will be successful in the future. If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.

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

Back to Contents

development personnel. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees.

Economic, political and other risks associated with foreign operations could adversely affect our international sales.

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our net product sales outside the United States accounted for approximately 53% of our total product sales for the first three months of 2005 and 34% of our net product sales in 2004. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

On August 10, 2005, citing the failure of the plaintiff’s amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the district court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On December 13, 2005 we filed a motion to dismiss plaintiffs’ second amended complaint.

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

Back to Contents

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

Back to Contents

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

Because many of our expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect our earnings until revenues can be increased or expenses reduced. We also expect our

Back to Contents

revenues and earnings to be adversely affected once a generic version of Oxandrin is introduced. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline. We believe that period- to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.

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

Back to Contents

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-Q for the period ended March 31, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2004 Form 10-K/A Amendment No. 2 (the “2004 Form 10-K/A” and outlined below. To date the material weaknesses identified in the 2004 Form 10-K/A have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As disclosed in the 2004 Form 10-K/A, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004:

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

b)	Remediation Steps to Address Material Weakness.

As described below, through March 31, 2005, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2004 Form 10-K/A.

Accounting and Tax Personnel

The Company has hired the following accounting personnel:

Back to Contents

•
Chief Financial Officer, on an interim basis, effective October 5, 2005, to coordinate the restatement effort and to improve financial controls and procedures. This Interim Chief Financial Officer replaced the Company’s former Chief Financial Officer, who resigned effective October 5, 2005. The Company is diligently searching for a permanent replacement Chief Financial Officer.

•	Director of Taxation, effective March 7, 2005, to upgrade our tax expertise, improve the accuracy of future tax calculations, and to spearhead the development of a tax department.

Other planned or in-progress remediation steps related to accounting personnel are as follows:

•	hiring of a Controller to assist with the implementation of internal controls over financial reporting;

•	creating a self sufficient tax department that will coordinate all tax financial reporting matters and tax compliance processes;

•	provide training to new and existing personnel on corporate policies and procedures; and

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

These analyses were considered in the Company’s restatement and will be carried forward in order to develop future estimates using historical trends, contemplation of contemporaneous business events, and forecasted data.

•	improving the quality and increasing the level of reviews related to the return reserve estimation process, calculations, and variable inputs;

•	mandated strict adherence to a policy that product cannot be shipped into the channel that has less than twelve months of dating before it expires; and

Back to Contents

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

Communication

Our in-progress remediation steps related to improving internal departmental communications and communications between parent and subsidiary entities include:

•
instituting communication protocols that will foster improved shared intelligence between the finance function and other departments including, but not limited to, legal, operations, and executive management; and

•
conducting reviews of material contracts by the accounting department for completeness, accuracy and proper accounting treatment, including accounting input into contract terms prior to execution of material contracts; and

Back to Contents

•
refining our methodology related to subsidiary reporting including implementation of additional reporting controls and review procedures, as well as increasing the interface frequency between parent and subsidiary personnel.

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

c) Changes in internal control over financial reporting.

Except for changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2005 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Back to Contents

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed in the Exhibit Index are included in this report.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
     (Registrant)

By:   /s/ Christopher Clement
          Christopher Clement
          President and Chief Executive Officer
          (Principal Executive Officer)

By:   /s/ Gina Gutzeit
          Gina Gutzeit
          Interim Chief Financial Officer
          (Principal Financial Officer)

Dated: January 24, 2006

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.4	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.3	Statement pursuant to 18 U.S.C. §1350
32.4	Statement pursuant to 18 U.S.C. §1350