Form 10-Q
period 2005-06-30
SAVIENT PHARMACEUTICALS INC
filed 2006-01-25
CIK 722104

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or

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

The Company has filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2005 to reflect the restatement of its consolidated financial statements for the period ended March 31, 2005 and Amendment No. 2 to Form 10-K/A for the year ended December 31, 2004 to reflect the restatement of its consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. In addition, the Company expects to file on January 26, 2006 its initial Form 10-Q for the quarter ended September 30, 2005. The restatements, and the failure to timely file this Form 10-Q and the Form 10-Q for the period ended September 30, 2005, are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of the Company’s Oxandrin® and Delatestryl products in accordance with Generally Accepted Accounting Principles, in the United States (US GAAP) as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

The Company had restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

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

The Company also restated its presentation of net assets of the global biologics manufacturing business at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements and Note 8 — Assets and Liabilities Held for Sale.

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

Back to Contents

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

On January 13, 2006, the Company requested additional extensions to perform additional procedures to update all activities since the initial Annual Report on Form 10-K was filed on March 31, 2005, including updating its assessment of its internal controls over financial reporting On January 23, 2006, the Nasdaq Listing Qualifications Panel agreed to continue to listing of the Company’s securities provided that the Company files its amended Form 10-Q for the quarter ended March 31, 2005, its initial Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and all required restatements, by January 26, 2006.

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

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then supplemented to expand the scope of this

Back to Contents

labeling following the closing of the sale of the global biologics manufacturing business. Subsequently, on September 16, 2005 the FDA approved the final launch labeling for Euflexxa to include a requirement for refrigerated storage conditions, making Euflexxa the only refrigerated product in the market. Additionally, the Center for Medicare and Medicaid Services had determined to assign reimbursement pricing lower than originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc®.

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

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of the Company’s injectable testosterone product for male hypogonadism, Delatestryl®. Under the terms of the sale, Indevus paid the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from the Company in three installments equaling approximately $1.9 million its inventory of finished product.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

v

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)	(Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$15,993	$22,447
Short-term investments	145	2,835
Accounts receivable, net	13,935	15,538
Inventories, net	10,129	11,448
Prepaid expenses and other current assets	5,290	3,445
Assets held for sale—discontinued operations	74,150	79,084

Total current assets	119,642	134,797

Property and equipment, net	6,669	6,985
Goodwill	40,121	40,121
Other intangibles, net	69,663	71,688
Other assets	1,286	2,910

Total assets	$237,381	$256,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including net income tax benefit of $1,028 at June 30, 2005 and $588 at December 31, 2004)	$5,502	$7,787
Deferred revenues	10,703	1,112
Current portion of long-term debt	161	5,903
Other current liabilities	14,936	22,744
Liabilities held for sale—discontinued operations	11,255	12,742

Total current liabilities	42,557	50,288

Deferred income taxes	21,026	21,649
Deferred revenues	—	10,180
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; issued 61,237,000 at June 30, 2005; 60,457,000 in 2004	612	606
Additional paid in capital	220,638	218,699
Deferred compensation	(1,040)	—
Accumulated deficit	(48,403)	(47,487)
Accumulated other comprehensive income	1,991	2,566

Total stockholders’ equity	173,798	174,384

Total liabilities and stockholders’ equity	$237,381	$256,501

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)

Revenues:
Product sales, net	$42,676	$40,854	$21,850	$12,021
Royalties	764	1,159	764	498
Other revenues	75	294	—	254

	43,515	42,307	22,614	12,773

Expenses:
Research and development	10,628	12,582	5,461	5,436
Marketing and sales	11,360	12,184	6,346	5,704
General and administrative	10,973	10,448	5,602	6,094
Retirement expense	—	2,110	—	2,110
Cost of sales	8,728	7,089	3,117	2,872
Amortization of intangibles associated with acquisitions	2,025	2,025	1,012	1,012
Commissions and royalties	2,466	2,843	1,147	1,464

	46,180	49,281	22,685	24,692

Operating loss	(2,665)	(6,974)	(71)	(11,919)
Other income (expense), net	1,933	(518)	(253)	(707)

Loss before income taxes	(732)	(7,492)	(324)	(12,626)
Income tax expense	515	18,866	389	17,421

Net loss, from continuing operations	$(1,247)	$(26,358)	$(713)	$(30,047)

Net income (loss), from discontinued operations	$331	$(3,435)	$274	$(1,287)

Net loss	$(916)	$(29,793)	$(439)	$(31,334)

Loss per common share, from continuing operations:
Basic	$(0.02)	$(0.44)	$(0.01)	$(0.50)

Diluted	$(0.02)	$(0.44)	$(0.01)	$(0.50)

Earnings (loss) per common share, from discontinued operations:
Basic	$0.01	$(0.06)	$0.00	$(0.02)

Diluted	$0.01	$(0.06)	$0.00	$(0.02)

Loss per common share:
Basic	$(0.02)	$(0.50)	$(0.01)	$(0.52)

Diluted	$(0.02)	$(0.50)	$(0.01)	$(0.52)

Weighted average number of common and common equivalent shares:
Basic	60,635	59,849	60,722	59,962
Diluted	60,635	59,849	60,722	59,962

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid In	Deferred	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Income (Loss )	Equity

Balance, December 31, 2004, as restated	60,457	$606	$218,699	—	$(47,487)	$2,566	$174,384
Comprehensive loss:
Net loss	—	—	—	—	(916)	—	(916)
Unrealized loss on marketable securities, net	—	—	—	—	—	(27)	(27)
Currency translation adjustment	—	—	—	—	—	(548)	(548)

Total comprehensive loss							(1,491)

Restricted stock grants	477	5	1,283	(1,288)	—	—	—
Amortization of deferred compensation	—	—	—	132	—	—	132
Forfeiture of restricted stock grants	(45)	(1)	(119)	116	—	—	(4)
Issuance of common stock	314	2	698	—	—	—	700
Exercise of stock options	34	—	77	—	—	—	77

Balance, June 30, 2005 (unaudited)	61,237	$612	$220,638	$(1,040)	$(48,403)	$1,991	$173,798

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004

		(Restated)
Cash flows from operating activities:
Net loss	$(916)	$(29,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,154	1,131
Amortization of intangible assets associated with acquisition	2,025	2,025
Deferred revenues	(566)	77
Deferred income taxes	(623)	17,494
Unrealized loss on short-term investments	62	—
Loss (gain) on sales of short-term investments	226	(7)
Proceeds from sales of trading securities	2,375	—
Common stock issued as payment for services	74	40
Amortization of deferred compensation	132	—
Forfeiture of restricted stock	(4)	—
Write down of investment	—	1,000
Changes in:
Accounts receivables, net	1,602	8,844
Inventories, net	1,319	(1,063)
Prepaid expenses and other current assets	(1,802)	(1,531)
Assets held for sale—discontinued operations	4,934	13,042
Accounts payable	(2,283)	(1,631)
Liabilities held for sale—discontinued operations	(1,487)	(743)
Other current liabilities	(7,832)	(318)

Net cash (used in) provided by operating activities	(1,610)	8,567

Cash flows from investing activities:
Short-term investments	—	(960)
Capital expenditures	(1,112)	(1,702)
Other investments	—	(500)
Changes in other long-term assets	(44)	(31)
Proceeds from sale of investment in Omrix	1,625	—
Proceeds from sales of investment securities	—	826

Net cash provided by (used in) investing activities	469	(2,367)

Cash flows from financing activities:
Repayment of long-term debt	(5,742)	(3,534)
Proceeds from issuance of common stock	703	967

Net cash used in financing activities	(5,039)	(2,567)

Effect of exchange rate changes	(274)	169

Net (decrease) increase in cash and cash equivalents	(6,454)	3,802
Cash and cash equivalents at beginning of period	22,447	17,219

Cash and cash equivalents at end of period	$15,993	$21,021

Supplementary Information
Other information:
Income tax paid	$617	$2,536
Interest paid	$81	$162

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 — Basis of Presentation

On March 23, 2005, the Company announced the signing of a definitive agreement to sell its global biologics manufacturing business to certain subsidiaries of Ferring Holding SA, a privately owned specialty pharmaceutical company headquartered in Lausanne, Switzerland (“Ferring”). Effective in the first quarter of 2005, the assets and liabilities of the global biologics manufacturing business were segregated on the balance sheet as “assets held for sale”. The Company completed the divestiture of these assets and liabilities on July 18, 2005. See Note 7 “Commitments and Contingencies”, Note 8 “Assets and Liabilities Held for Sale”, Note 9 “Segment Information” and Note 10 “Subsequent Event”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2005 and the results of its operations and cash flows for the six month periods ended June 30, 2005 and 2004. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes the assets and liabilities held for sale and discontinued operations (see Note 8).

2 — Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The inventory obsolescense reserve is $7,456,000 as of June 30, 2005. In addition, loss contract reserves of $885,000 are included in other current liabilities for outstanding purchase orders and the resolution of other commitments that will be in excess of expected demand.

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

Inventories at June 30, 2005 and December 31, 2004 are summarized below:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Restated)

	(In thousands)
Raw material	$2,971	$4,135
Work in process	988	678
Finished goods	13,626	12,694
Inventory reserves	(7,456)	(6,059)

Total	$10,129	$11,448

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3 — Revenue Recognition

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

Allowances for Medicaid and other government rebates – The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3 — Revenue Recognition — (Continued)

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

Revenue recognition – Royalties, and other

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

4 — Earnings Per Share of Common Stock

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

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net loss. The denominator is based on the following weighted average number of common shares:

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4 — Earnings Per Share of Common Stock — (Continued)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004

	(Unaudited) (In thousands)
Basic	60,635	59,849	60,722	59,962
Incremental shares for assumed conversion of options	—	—	—	—

Diluted	60,635	59,849	60,722	59,962

For the six and three months ended June 30, 2005 and 2004, options to purchase 5,948,000 shares and 8,285,000 shares, respectively, representing all outstanding options as of such dates, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

5 — Stock-Based Compensation

The Company issues both stock options and restricted stock awards to its employees. Restricted stock awards are expensed over the life of the vesting period in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.” Through June 30, 2005 the Company issued approximately 477,000 shares of restricted stock options to its employees. These shares will vest over a four year period and are being expensed based on the closing market price of the Company’s stock on the date of issuance.

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
(unaudited)

5 — Stock-Based Compensation — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Six months ended June 30,		Three months ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)

	(unaudited)
	(in thousands, except per share data)
Net loss, as reported	$(916)	$(29,793)	$(439)	$(31,334)
Deduct:
Total stock-based employee compensation expense determined under fair – value based method for all awards, net of related tax effects	2,498	2,573	1,213	773

Pro forma net income (loss)	$(3,414)	$(32,366)	$(1,652)	$(32,107)

Basic earnings (loss) per common share:
As reported	$(0.02)	$(0.50)	$(0.01)	$(0.52)

Pro forma	$(0.06)	$(0.54)	$(0.03)	$(0.54)

Diluted earnings (loss) per common share:
As reported	$(0.02)	$(0.50)	$(0.01)	$(0.52)

Pro forma	$(0.06)	$(0.54)	$(0.03)	$(0.54)

6 — Income Taxes

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

Based upon the Company’s current business outlook and the change in its strategic direction, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at June 30, 2005, the Company maintains a $23,644,000 valuation allowance against its deferred income tax assets.

7 — Commitments and Contingencies

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7 — Commitments and Contingencies — (Continued)

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7 — Commitments and Contingencies — (Continued)

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

In connection with the closing, Savient’s co-promotion agreement with Ferring for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company. And to allow the Company to build a presence and expertise in advance of the commercialization of its product candidate Puricase which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions detailed below the Company determined that it is best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7 — Commitments and Contingencies — (Continued)

calculation relating to Ferring’s acquisition of the Global Biologics Manufacturing Business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

During the first quarter of 2005, the Company settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved as of December 31, 2004. In January 2005, the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of the Company’s claims for lost profits and attorney’s fees. An additional payment from Novo may be due based on the outcome of Novo’s appeal of an issue from the U.S. District Court for the District of Delaware’s decision rendered in August 2004 and the results of the related interference action pending before the U.S. Patent and Trademark Office.

Additionally, in January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company’s Hepatitis B vaccine program in exchange for a payment of $750,000 which was fully reserved for as of December 31, 2004.

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

8 — Assets and Liabilities Held for Sale

On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring for $80 million cash plus the assumption by Ferring International Centre SA of liabilities of Savient relating to the Business. The terms of the sale provide that Savient will receive the $80 million in three cash installments: $55 million was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a postclosing working capital adjustment. The Company completed the divestiture of these assets and liabilities on July 18, 2005. See Note 7 “Commitments and Contingencies”.

Effective with the first quarter of 2005, the Company concluded that the global biologics manufacturing business should be classified as “assets held for sale” in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations”. This conclusion was primarily based upon the significant continuing involvement that was originally contemplated in connection with the co-promotion agreement. On December 8, 2005, the Company exited the co-promotion agreement (see Note 10 “Subsequent Events”). In accordance with EITF 03-13, the exiting of the co-promotion agreement represents a significant event that requires the Company to reassess the classification of the global biologics manufacturing business in the Company’s consolidated financial statements. This significant event occurred after the balance sheet date, but before the issuance of this Quarterly Report on Form 10-Q, which under EITF 03-13 requires the Company to present the global biologics manufacturing business operations as discontinued operations.

Long-term debt outstanding of $3.9 million was repaid on April 30, 2005 in anticipation of the closing of the sale of the global biologics manufacturing business. In addition, upon the closing of the transaction, the Company paid $3.6 million to fund the currently unfunded portion of the employee severance obligation of

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8 — Assets and Liabilities Held for Sale — (Continued)

BTG-Israel. The Company also realized as income $10.7 million of previously deferred revenues with respect to certain long-term contracts of the business.

A summary statement of net assets of the former global biologics manufacturing business at June 30, 2005 and December 31, 2004 (as restated), as they were included in the consolidated financial statements of the Company, follows:

	June 30, 2005 (unaudited)	December 31, 2004 (Restated)

	(In thousands)
Accounts receivable, net	$5,260	$9,540
Inventories, net	6,352	5,642
Other current assets	1,055	805
Property and equipment, net	58,699	60,033
Severance pay funded	2,577	2,945
Other assets	207	119

Total assets	74,150	79,084

Accounts payable	1,084	1,366
Other current liabilities	4,086	4,752
Severance Pay	6,085	6,624

Total liabilities	11,255	12,742

Net assets	$62,895	$66,342

A summary statement of discontinued operations of the former global manufacturing business for the three and six months ended June 30, 2005 and 2004, as they were included in the consolidated financial statements of the Company, follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

	(unaudited) (in thousands)
Revenues:
Product sales, net	$9,767	$8,441	$5,707	$4,571
Contract fees	584	450	293	220
Royalties	2,386	2,645	2,386	2,374

	12,737	11,536	8,386	7,165

Expenses:
Research and development	1,573	2,964	458	1,446
Marketing and sales	329	350	189	164
General and administrative	1,635	2,319	790	1,301
Cost of sales	7,583	9,093	6,169	4,659
Commissions and royalties	75	67	74	43

	11,195	14,793	7,680	7,613

Operating income (loss)	1,542	(3,257)	706	(448)
Other expense, net	(281)	(178)	(152)	(62)

Income (loss) before income taxes	1,261	(3,435)	554	(510)
Income tax expense	930	—	280	777

Net income (loss), from discontinued operations	$331	$(3,435)	$274	$(1,287)

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information — (Continued)

Information about the Company’s segments is presented below:

	Six Months Ended June 30, 2005
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$18,388	$25,127		$43,515
Operating income (loss) before corporate and non-cash charges	7,381	(6,867)		514
Less:
Depreciation and amortization	2,605	574		3,179
Corporate charges	1,592	(1,592)		—

Operating income (loss) as reported	3,184	(5,849)		(2,665)

Other income (expense), net	(1,825)	3,758		1,933
Income tax expense	(408)	(107)		(515)

Net income (loss), from continuing operations	$951	$(2,198)		$(1,247)
Net income, from discontinued operations	—	—	$331	331

Net income (loss)	$951	$(2,198)	$331	$(916)

Segment Assets	$126,933	$36,298	$74,150	$237,381

Expenditures for segment assets	$1,010	$101	$266	$1,377

	Six Months Ended June 30, 2004
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$15,852	$26,455		$42,307
Operating income (loss) before corporate and non-cash charges	6,574	(10,392)		(3,818)
Less:
Depreciation and amortization	2,358	798		3,156
Corporate charges	1,252	(1,252)		—

Operating income (loss) as reported	2,964	(9,938)		(6,974)

Other income (expense), net	325	(843)		(518)
Income tax expense	(1,388)	(17,478)		(18,866)

Net income (loss), from continuing operations	$1,901	$(28,259)		$(26,358)
Net loss, from discontinued operations	—	—	$(3,435)	(3,435)

Net income (loss)	$1,901	$(28,259)	$(3,435)	$(29,793)

Segment Assets	$138,449	$40,127	$76,373	$254,949

Expenditures for segment assets	$1,478	$77	$290	$1,845

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information — (Continued)

	Three Months Ended June 30, 2005
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$9,324	$13,290		$22,614
Operating income (loss) before corporate and non-cash charges	3,969	(2,478)		1,491
Less:
Depreciation and amortization	1,288	274		1,562
Corporate charges	527	(527)		—

Operating income (loss) as reported	2,154	(2,225)		(71)

Other income (expense), net	(894)	641		(253)
Income tax (expense) benefit	(373)	(16)		(389)

Net income (loss), from continuing operations	$887	$(1,600)		$(713)
Net income, from discontinued operations	—	—	$274	274

Net income (loss)	$887	$(1,600)	$274	$(439)

Segment Assets	$126,933	$36,298	$74,150	$237,381

Expenditures for segment assets	$520	$13	$149	$682

	Three Months Ended June 30, 2004
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$8,648	$4,125		$12,773
Operating income (loss) before corporate and non-cash charges	3,483	(14,013)		(10,530)
Less:
Depreciation and amortization	1,012	377		1,389
Corporate charges	626	(626)		—

Operating income (loss) as reported	1,845	(13,764)		(11,919)

Other income (expense), net	1,152	(1,859)		(707)
Income tax expense	(830)	(16,591)		(17,421)

Net income (loss), from continuing operations	$2,167	$(32,214)		$(30,047)
Net loss, from discontinued operations	—	—	$(1,287)	(1,287)

Net income (loss)	$2,167	$(32,214)	$(1,287)	$(31,334)

Segment Assets	$138,449	$40,127	$76,373	$254,949

Expenditures for segment assets	$559	$121	$29	$709

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information — (Continued)

Information about the Company’s product sales by geographic region is as follows:

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004		2005		2004
			(Restated)				(Restated)
	(unaudited)
	(dollars in thousands)
United States	$25,806	49%	$24,904	50%	$14,210	51%	$3,374	20%
United Kingdom	17,518	33%	15,117	31%	8,736	32%	8,016	49%
Other international	9,119	18%	9,274	19%	4,611	17%	5,202	31%

	52,443	100%	49,295	100%	27,557	100%	16,592	100%

Less:
Product sales—discontinued operations	9,767		8,441		5,707		4,571

Product sales—continuing operations	$42,676		$40,854		$21,850		$12,021

Product sales related to discontinued operations primarily occurred within other international.

10 — Subsequent Events

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

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then supplemented post-closing to expand the scope of this labeling. Subsequently, on September 16, 2005, the FDA approved the final launch labeling for Euflexxa to include a requirement for refrigerated storage conditions, making Euflexxa the only refrigerated

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10 — Subsequent Events — (Continued)

product in the market. Additionally, the Center for Medicare and Medicaid Services had recently determined to assign reimbursement pricing lower than originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc®.

On December 8, 2005, the Company and Ferring entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co- promotion agreement, on December 15, 2005, the Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring in connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring to Savient on December 15, 2005.

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

Back to Contents

Restatement of financial statements

We previously filed an Amendment No. 1 to Form 10-Q for the period ended March 31, 2005 to restate our consolidated financial statements as of March 31, 2005 and 2004, respectively, and filed an Amendment No. 2 to Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. Separately, we expect to file on January 26, 2006 our Form 10-Q for the quarter ended September 30, 2005. The restatements are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of our Oxandrin and Delatestryl products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP), as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes, in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

Other restatement items

We have restated our rebate allowances related contracts with Medicaid and other government agencies, of which certain of these restatement adjustments relate to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, we have determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going

Back to Contents

forward, we will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

We have restated our accounting for our 2001 acquisition of Myelos Corporation. We had previously recorded negative goodwill in connection with the acquisition. It has been determined that the negative goodwill should have been allocated on a pro rata basis to non- current assets in accordance with APB No. 16, Business Combinations; non-current assets primarily included in-process research and development. The primary change in 2001 eliminates all negative goodwill and reduces our in-process research and development expense.

The Company had restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

Our restated consolidated financial statements include the tax impact related to all restatement items discussed herein. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense in 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey. The balance sheet impact of these adjustments has been carried forward to 2005. The Company has also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly record these expenses in the first quarter.

We have corrected the classification and presentation of the restricted stock activity. We began issuing restricted stock to our employees during the first quarter of 2005.

We also restated our presentation of net assets of the global biologics manufacturing business at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets. These changes are reflected in the consolidated financial statements and Note 8 — Assets and Liabilities Held for Sale.

On August 19, 2005, we announced that we had received a Nasdaq Staff Determination Letter stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because we did not timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and that our common stock was, therefore, subject to delisting from The Nasdaq Stock Market. We sought an extension and on October 28, 2005 the Nasdaq Listing Qualifications Panel agreed to continue the listing of our securities on The Nasdaq National Market provided that we file our restated financials for the appropriate periods and this Quarterly Report on Form 10-Q for the period ending June 30, 2005 by no later than December 26, 2005. Additionally, the Panel granted us an extension to file our Quarterly Report on Form 10-Q for the period ending September 30, 2005 by no later than January 3, 2006. On December 30, 2005, The Nasdaq Listing Qualifications Panel granted us a further extension to file our restated financials for the appropriate periods and our Quarterly Report for the period ended June 30, 2005 by no later than January 13, 2006. The Nasdaq Listing Qualifications Panel also granted us an extension to file our Quarterly Report on Form 10-Q for the period ended September 30, 2005 by no later than January 20, 2006. We sought further extensions as a result of two related comment letters that we received from the Division of Corporation Finance of the Securities and Exchange Commission as part of a normal periodic review of our filings. These comment letters resulted in unexpectedly lengthy discussions with the SEC regarding our accounting treatment of the negative goodwill related to our 2001 acquisition of Myelos Corporation. This issue is unrelated to the accounting issues that have to date delayed the filing of the above-listed reports.

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

All amounts referenced in this Quarterly Report for the period ended June 30, 2005 reflect the relevant amounts based on the restatements. We will not amend our Annual Reports on Form 10-K for the years

Back to Contents

ended December 31, 2003 and 2002, nor will we be amending our Forms 10-Q that were originally filed during the restatement period. The previously issued financial statements for 2004, 2003, and 2002 and the related quarters should no longer be relied upon.

Results of Operations

The following table sets forth for the periods indicated percentage of revenues represented by certain items reflected on our statements of operations.

	Six Months Ended June 30,		Three Months Ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)

	(Unaudited)		(Unaudited)
Revenues:
Product sales, net	98.1%	96.6%	96.6%	94.1%
Contract fees	0.0%	0.0%	0.0%	0.0%
Royalties	1.8%	2.7%	3.4%	3.9%
Other revenues	0.1%	0.7%	0.0%	2.0%

	100.0%	100.0%	100.0%	100.0%

Expenses:
Research and development	24.4%	29.7%	24.1%	42.6%
Marketing and sales	26.1%	28.8%	28.1%	44.7%
General and administrative	25.2%	24.7%	24.8%	47.7%
Retirement expense	0.0%	5.0%	0.0%	16.5%
Cost of sales	20.1%	16.8%	13.8%	22.5%
Amortization of intangibles associated with acquisitions	4.6%	4.8%	4.5%	7.9%
Commissions and royalties	5.7%	6.7%	5.1%	11.5%

	106.1%	116.5%	100.4%	193.4%

Operating loss	(6.1)%	(16.5)%	(0.4)%	(93.4)%
Other income (expense), net	4.4%	(1.2)%	(1.1)%	(5.5)%

Loss before income taxes	(1.7)%	(17.7)%	(1.5)%	(98.9)%
Income tax expense	1.2%	44.6%	1.7%	136.4%

Net loss from continuing operations	(2.9)%	(62.3)%	(3.2)%	(235.3)%
Net income (loss), from discontinued operations	0.8%	(8.1)%	1.2%	(10.1)%

Net loss	(2.1)%	(70.4)%	(2.0)%	(245.4)%

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

Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

Back to Contents

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The following table summarizes net sales of our commercialized products as a percentage of net product sales for the periods indicated:

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004 (Restated)		2005		2004 (Restated)
	(unaudited) (dollars in thousands)
Continuing operations:
Oxandrin	$22,216	52%	$20,994	51%	$11,395	52%	$2,246	19%
Oral liquid pharmaceutical products	18,389	43%	15,852	39%	9,324	43%	8,648	72%
Delatestryl (1)	2,071	5%	4,008	10%	1,131	5%	1,127	9%

	42,676	100%	40,854	100%	21,850	100%	12,021	100%

Discontinued operations:
Human growth hormone	6,164	63%	4,497	53%	4,192	73%	2,568	56%
BioLon	2,780	29%	3,082	37%	1,177	21%	1,579	35%
Other	823	8%	862	10%	338	6%	424	9%

	$9,767	100%	$8,441	100%	$5,707	100%	$4,571	100%

(1)	On December 12, 2005 the Company entered into an agreement to sell Delatestryl. See “Explanatory Note—Subsequent Events”.

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

•	increasing market penetration of our existing products;

•	expanding into new markets; and

•	commercializing additional products.

In particular, quarterly fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods.

Our financial results have been heavily dependent on Oxandrin sales since we introduced it in December 1995. Sales of Oxandrin accounted for 52% of our net product sales in the first six months of 2005 and 51% of our net product sales in the first six months of 2004. However, oxandrolone, the active ingredient in Oxandrin, is off-patent, and our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have also expired. Oxandrin net sales in the first six months of 2005 were adversely impacted by returns during the period and a provision for future returns. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone.

Back to Contents

This petition cited a serious safety concern in patients using Oxandrin together with anticoagulant drugs containing warfarin. In addition, this petition cited concerns related to the physical- chemical properties of the oxandrolone drug substance which are important for manufacturing quality assurance and which we believe should result in the FDA categorizing Oxandralone as a “problem drug” in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the United States should, prior to the issuance of marketing approval, be required to also conduct a clinical trial to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA will respond. In February 2005, we submitted another supplemental position paper to the FDA advocating the adoption of rigorous impurity standards for oxandrolone consistent with the draft recently published by the United States Pharmacopeia, which will become the standard in 2006. Since August 2004, we have received no further communication from the FDA regarding our petition.

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

Oral liquid pharmaceutical product sales represented a significant portion of our overall product sales in the first six months of 2005. These sales accounted for 43% of our net product sales for the first six months of 2005 and 39% of our net product sales for the first six months of 2004. Given the historical growth of oral liquids pharmaceutical product sales in combination with the potential introduction of generic oxandrolone and the divestiture of our global biologics manufacturing business, we expect oral liquid pharmaceutical products to account for an even higher percentage of our overall product sales in the coming years.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004

Revenues.     Total revenues increased by $1,208,000, or 2.9%, in the six months ended June 30, 2005 to $43,515,000 from $42,307,000 in the six months ended June 30, 2004. The increase in total revenues resulted primarily from the increase in product sales, net of $1,822,000, partially offset by a decrease in royalties of $395,000 and a decrease in other revenues of $219,000.

Product sales, net increased by $1,822,000, or 4.5%, in the six months ended June 30, 2005 to $42,676,000 from $40,854,000 in the six months ended June 30, 2004. The increase is attributable to increased sales of Oxandrin and oral liquid pharmaceutical products, partially offset by decreased sales of Delatestryl.

Sales of Oxandrin increased by $1,222,000, or 5.8%, in the six months ended June 30, 2005 to $22,216,000 from $20,994,000 in the first six months of 2004. The increase is attributable to promotional efforts of our contract field force targeting high users of involuntary weight loss products during 2005 and the result of inventory levels being normalized following the elimination of trade discounts in the second quarter of 2004.

Sales of oral liquid pharmaceutical products increased by $2,537,000, or 16.0%, in the six months ended June 30, 2005 to $18,389,000 from $15,852,000 in the first six months of 2004. A portion of the increase in sales of oral liquid pharmaceutical products was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. The increase was also attributable to strong growth across all market sectors particularly third party contracts and exports.

Sales of Delatestryl decreased by $1,937,000, or 48.3%, in the six months ended June 30, 2005 to $2,071,000 from $4,008,000 in the first six months of 2004. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in 2004. In December 2005, the Company

Back to Contents

announced that it had agreed to divest Delatestryl and that such transaction would be completed in early 2006.

Royalties in the six months ended June 30, 2005 were $764,000, as compared to $1,159,000 in the first six months of 2004. These royalties are received on third party sales of our former Mircette product. The decrease was partially attributable to lower sales of Mircette in the six months ended June 30, 2005. The decrease in royalties in the first six months of 2005 was also partially attributable to a change in our revenue recognition policy whereby revenue is only recognized as earned upon receipt of confirmation of payment from contracting parties.

Cost of sales increased by $1,639,000, or 23.1%, in the six months ended June 30, 2005 to $8,728,000 from $7,089,000 in the first six months of 2004. Cost of product sales as a percentage of product sales increased from 17.4% in the six months ended June 30, 2004 to 20.5% in the six months ended June 30, 2005. This increase was principally attributable to changes in our product mix, with an increase in Oxandrin sales, an increase in sales of oral liquid pharmaceutical products and a decrease in Delatestryl sales. The increase also relates to additional inventory valuation adjustments that were recorded during the second quarter.

Cost of sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices, whereas Delatestryl and the oral liquid products have higher manufacturing costs relative to their sales prices. Cost of sales also included additional inventory valuation reserves of approximately $1,400,000 million in the second quarter of 2005.

Research and development expense decreased by $1,954,000, or 15.5%, in the six months ended June 30, 2005 to $10,628,000 from $12,582,000 in the first six months of 2004. The decrease was primarily attributable to the closing of our office space in San Diego during 2005. In addition the decrease was partially attributable to completion of our research and development phase of Soltomax during 2004 and a decrease in Rosemont’s research and development expenses during 2005, partially offset by additional costs incurred related to reformulation of our Oxandrin product.

Marketing and sales expense decreased by $824,000, or 6.8%, in the six months ended June 30, 2005 to $11,360,000 from $12,184,000 in the first six months of 2004. The decrease was primarily attributable to a reduction in general marketing expenditures as a result of more targeted spending for Oxandrin, partially offset by pre-marketing expenses for Euflexxa in the United States.

General and administrative expense increased by $525,000, or 5.0%, in the six months ended June 30, 2005 to $10,973,000 from $10,448,000 in the first six months of 2004. The increase primarily resulted from increases in final audit fees for the close out of 2004. The increase was partially offset since the Company had made certain litigation settlement accruals during 2004 that did not reoccur during 2005 and due to a decrease in consulting fees.

Retirement expense of $2,110,000 in the six months ended June 30, 2004 includes a provision for a retirement payment and other related benefits in connection with our previously disclosed retirement agreement with our former Chairman and Chief Executive Officer. In June 2004 this former executive elected to receive his retirement payment in one lump sum. We made the payment on July 15, 2004.

Amortization of intangibles associated with acquisitions. In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight line method over the estimated useful life of approximately 20 years. We recorded $2,025,000 of amortization of these intangibles in the first six months of 2005 and 2004.

Commissions and royalties expense decreased by $377,000, or 13.3%, in the six months ended June 30, 2005 to $2,466,000 from $2,843,000 in the first six months of 2004. The decrease was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our Delatestryl products and former Mircette products due to a decrease in the sales of those products.

Other income (expense), net was $1,933,000 for the six months ended June 30, 2005, compared to an expense of $518,000 for the first six months of 2004. The change is primarily attributable to the successful

Back to Contents

settlement of intellectual property litigation suits, most notably our settlement with Novo Nordisk. 2004 also included certain investment write-downs.

Income tax expense was $515,000 for the six months ended June 30, 2005, compared to $18,866,000 for the first six months of 2004. The decrease in the provision for income taxes was primarily attributable to the recording of a valuation allowance against deferred tax assets during the quarter ended June 30, 2004.

Comparison of Three Months Ended June 30, 2005 and June 30, 2004

Revenues.     Total revenues increased by $9,841,000, or 77.0%, in the three months ended June 30, 2005 to $22,614,000 from $12,773,000 in the three months ended June 30, 2004. The increase in total revenues resulted primarily from the increase in product sales, net of $9,829,000, an increase in royalties of $266,000, partially offset by a decrease in other revenues of $254,000.

Product sales, net increased by $9,829,000, or 81.8%, in the three months ended June 30, 2005 to $21,850,000 from $12,021,000 in the three months ended June 30, 2004. The increase is attributable to increased sales of Oxandrin and oral liquid pharmaceutical products.

Sales of Oxandrin increased by $9,149,000, or 407.3%, in the three months ended June 30, 2005 to $11,395,000 from $2,246,000 in the three months ended June 30, 2004. This increase is attributable to the promotional efforts of our contract field force targeting high users of involuntary weight loss products and the result of inventory levels being normalized following the elimination of trade discounts in the second quarter of 2004.

Sales of oral liquid pharmaceutical products increased by $676,000, or 7.8%, in the three months ended June 30, 2005 to $9,324,000 from $8,648,000 in the three months ended June 30, 2004. A portion of the increase in sales of oral liquid pharmaceutical products was attributable to the decrease in the value of the U.S. dollar relative to the British pound sterling. This increase was also attributable to strong growth across all market sectors particularly third party contracts and exports.

Sales of Delatestryl remained flat at $1,131,000 for the three months ended June 30, 2005, compared to $1,127,000 for the three months ended June 30, 2004. In December 2005, the Company announced that it had agreed to divest Delatestryl and such transaction was completed on January 9, 2006.

Royalties in the three months ended June 30, 2005 were $764,000, as compared to $498,000 for the three months ended June 30, 2004. Royalties were received on third party sales of our former Mircette product. The increase was attributable to a timing difference related to a change in our revenue recognition policy whereby revenue is only recognized as earned upon receipt of confirmation of payment from contracting parties, partially offset by lower sales of Mircette during 2005.

Cost of sales increased by $245,000, or 8.5%, in the three months ended June 30, 2005 to $3,117,000 from $2,872,000 in the three months ended June 30, 2004. Cost of sales as a percentage of product sales decreased from 23.9% in the three months ended June 30, 2004 to 14.3% in the three months ended June 30, 2005. This decrease was principally attributable to changes in our product mix, with a significant increase in Oxandrin sales and an increase in sales of oral liquid pharmaceutical products.

Cost of sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices, whereas Delatestryl and the oral liquid products have higher manufacturing costs relative to their sales prices. Cost of sales also included additional inventory valuation reserves of approximately $1,400,000 million in the second quarter of 2005.

Research and development expense increased by $25,000, or 0.5%, in the three months ended June 30, 2005 to $5,461,000 from $5,436,000 in the three months ended June 30, 2004. The increase is partially attributable to the costs of conducting toxicology and carcinogenicity studies of Prosaptide, manufacturing process development efforts for Puricase and producing clinical supplies of Puricase. Additionally, more costs attributable to Phase II Puricase clinical studies were accrued in 2005.

Marketing and sales expense increased by $642,000, or 11.3%, in the three months ended June 30, 2005 to $6,346,000 from $5,704,000 in the three months ended June 30, 2004. The increase was primarily attributable to pre-marketing expenes for Euflexxa in the United States, partially offset by more targeted spending for Oxandrin.

Back to Contents

General and administrative expense decreased by $492,000, or 8.1%, in the three months ended June 30, 2005 to $5,602,000 from $6,094,000 in the three months ended June 30, 2004. The decrease was attributable to certain litigation settlement accruals during 2004 that did not reoccur during 2005 and due to a decrease in consulting fees.

Retirement expense of $2,110,000 in the quarter ended June 30, 2004 includes a provision for a retirement payment and other related benefits in connection with our previously disclosed retirement agreement with our former Chairman and Chief Executive Officer. In June 2004 this former executive elected to receive his retirement payment in one lump sum. We made the payment on July 15, 2004.

Amortization of intangibles associated with acquisitions. In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight line method over the estimated useful life of approximately 20 years. We recorded $1,012,000 of amortization of these intangibles in the three months ended June 30, 2004 and 2005.

Commissions and royalties expense decreased by $317,000, or 21.7%, in the three months ended June 30, 2005 to $1,147,000 from $1,464,000 in the three months ended June 30, 2004. The decrease was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our former Mircette products due to a decrease in the sales of that product.

Other income (expense), net was a net expense of $253,000 for the three months ended June 30, 2005, compared to a net expense of $707,000 for the three months ended June 30, 2004. The change is primarily attributable to certain investment write-downs that were incurred during 2004.

Income tax expense was $389,000 for the three months ended June 30, 2005, compared to $17,421,000 for the three months ended June 30, 2004. The decrease in the provision for income taxes was primarily attributable to the recording of a valuation allowance against deferred tax assets during the quarter ended June 30, 2004.

Liquidity and Capital Resources

Our working capital at June 30, 2005 was $77,085,000 compared to an adjusted working capital figure of $84,509,000 at December 31, 2004.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, milestone payment obligations and financings, if any, that we may undertake in addition to the receipt of proceeds from our divestiture of our global biologics manufacturing business. Net cash decreased by $6,454,000 in the six months ended June 30, 2005 and increased by $3,802,000 in the six months ended June 30, 2004.

Net cash used in operating activities was $1,610,000 in the six months ended June 30, 2005, compared to $8,567,000 net cash provided by operating activities in the six months ended June 30, 2004. Net loss was $916,000 in the six months ended June 30, 2005, compared to net loss of $29,793,000 in the six months ended June 30, 2004. Net income related to discontinued operations was $331,000 for the six months ended June 30, 2005. Net loss related to discontinued operations was $3,435,000 for the six months ended June 30, 2004.

In the six months ended June 30, 2005, net cash used in operating activities was greater than our net loss primarily due to a decrease in other current liabilities of $7,832,000, a decrease in liabilities held for sale – discontinued operations of $1,487,000, a decrease in accounts payable of $2,283,000, changes to deferred income taxes of $623,000 and an increase in prepaid expenses and other current assets of $1,802,000, partially offset by increases in inventories, net of $1,319,000, increases in assets held for sale – discontinued operations of $4,934,000, proceeds from sales of trading securities of $2,375,000 and non-cash adjustments related to depreciation of $1,154,000 and amortization of intangible assets associated with acquisition of $2,025,000.

Back to Contents

In the six months ended June 30, 2004, net cash provided by operating activities was greater than our net loss primarily due to changes in deferred income taxes of $17,494,000 that resulted from deferred tax asset valuation reserves, a decrease in accounts receivables of $8,844,000, changes in assets held for sale—discontinued operations of $13,042,000, non-cash charges related to depreciation of $1,131,000 and amortization of intangible assets associated with acquisition of $2,025,000, partially offset by an increase in inventories, net of $1,063,000, an increase in prepaid expenses and other current assets of $1,531,000, and a decrease of accounts payable of $1,631,000.

Net cash provided by investing activities was $469,000 in the six months ended June 30, 2005 compared to net cash used in investing activities of $2,367,000 in the six months ended June 30, 2004. Capital expenditures of $1,112,000 in the six months ended June 30, 2005 were partially offset by the proceeds from the sale of our investment in Omrix Corporation of $1,625,000. In the six months ended June 30, 2004 we had capital expenditures of $1,702,000.

Net cash used in financing activities was $5,039,000 in the six months ended June 30, 2005, compared to $2,567,000 in the six months ended June 30, 2004. These amounts primarily reflected repayment of $5,742,000 of debt in the first six months of 2005 and $3,534,000 in the first six months of 2004, in each case partially offset by net proceeds from our issuance of common stock primarily pursuant to our employee stock purchase plan.

We believe that our cash resources as of June 30, 2005, together with anticipated product sales and proceeds from the divestiture of our global biologics manufacturing business, will be sufficient to fund our ongoing operations and debt service obligations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

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

Back to Contents

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

Back to Contents

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

The aggregate net return allowance reserves as of June 30, 2005 and December 2004 were $3,249,000 and $3,260,000, respectively.

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

Back to Contents

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

The aggregate net inventory valuation reserves as of June 30, 2005 and December 31, 2004 were $7,456,000 and $6,059,000, respectively.

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

Back to Contents

RISK FACTORS THAT MAY AFFECT RESULTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the statements regarding the divestiture of our global biologics manufacturing business are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, revenue recognition errors, deficiencies in income tax analysis, insufficient communications and inadequate controls related to return reserve, inventory valuation reserve and rebate accrual estimates. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 4 of Part I in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2005. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

If we are unable to successfully commercialize Puricase or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed. We will face similar drug development risks for any other product candidates that we may develop in the future.

Puricase and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and obtain regulatory approval.

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase demonstrated efficacy in reducing uric acid levels. Based on the results of our end-of-Phase 2 meeting with the FDA we have submitted a Special Protocol Assessment (SPA) to the FDA for the Phase 3 program. We expect to initiate the Phase 3 program for Puricase during the first quarter of 2006. Our Phase 3 trial may be unsuccessful which would materially harm our business. Even if this trial is successful, we may be required

Back to Contents

to conduct additional clinical trials before a new drug application (NDA) can be filed with the FDA for marketing approval or as a condition of approval.

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

Back to Contents

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

Our operations in 2004 reflected net loss for the second quarter of 2004 of $31,334,000 compared to net loss of $439,000 in the second quarter of 2005. Our losses in 2005 resulted from a modest increase in sales offset by increases of certain expenses including cost of sales. We expect to continue to incur substantial losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 52% of our net product sales related to continuing operations in the first six months of 2005 and 51% in the first six months of 2004. However, while we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

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

Back to Contents

A significant portion of our revenues is represented by sales of Oxandrin. Sales of Oxandrin increased during the first six months of 2005 as compared to the first six months of 2004. Oxandrin may begin facing generic competition at any time, which would likely cause a decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin for the first six months of 2005 amounted to $22.2 million, representing approximately 52% of our net product sales from continuing operations for that period. Net sales of Oxandrin amounted to $21.0 million in the first six months of 2004, representing 51% of net product sales from continuing operations.

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

In 2004, we experienced returns of expiring Oxandrin for the first time. As previously described, this led to a review and investigation of the Company’s revenue recognition, historical practices and a financial statement restatement. As of June 30, 2005, $3.3 million remains as an allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Back to Contents

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

The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA’s Current Good Manufacturing Practices, and comparable requirements of foreign regulatory bodies. For example, Rosemont recently completed upgrading its manufacturing facility to obtain FDA approval to sell oral Soltamox, the first oral liquid formulation of Tamoxifen, in the United States. Failure by us or our third party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third party suppliers with these regulations and standards.

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

Back to Contents

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

Beginning in the second quarter of 2003, three states with budget crises—New York, California, and Florida—have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs, which has adversely affected and is expected to continue to adversely affect sales of Oxandrin in those states. Efforts and discussions are ongoing with these state agencies to reverse these changes, but to date we have not been successful and we cannot predict whether we will be successful in the future. If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted.

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

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our net product sales outside the United States accounted for approximately 51% of our total product sales for the first six months of 2005 and 50% of our net product sales in 2004. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations. Our results of operations for the first six months of 2004 and the first six months of 2005 benefited from the decrease in value of the U.S. dollar relative to the British pound sterling and to the euro. We managed our Israeli operations with the objective of protecting against any material net financial loss from the effects of Israeli inflation and currency devaluations on our non-U.S. dollar assets and liabilities, as measured in U.S. dollars. The cost of our operations in Israel, as expressed in U.S. dollars, was influenced by the extent to which any increase in the rate of inflation in Israel was not offset, or was offset on a lagging basis, by a devaluation of the Israeli Shekel relative to the U.S. dollar. To date, BTG-Israel’s revenues, as measured in Shekels, consisted primarily of research funding from the Office of the Chief Scientist of the State of Israel, as well as product sales in Israel. The Company divested its Israeli operations in July 2005.

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

In connection with the preparation of the Form 10-Q for the period ended June 30, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2004 Form 10-K/A Amendment No. 2 (the “2004 Form 10-K/A”) and outlined below. To date, the material weaknesses identified in the 2004 Form 10-K/A have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

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

As described below, through June 30, 2005, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2004 Form 10-K/A.

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

These analyses were considered in the Company’s restatement and will be carried forward in order to develop future estimates using historical trends, contemplation of contemporaneous business events, and forecasted data:

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

Except for changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Back to Contents

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 20, 2002, a purported shareholder class action was filed against us and three of our officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint asserts that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and our press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and we filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On December 13, 2005, we filed a motion to dismiss the second amended complaint. We intend to continue our vigorous defense against plaintiffs allegations in this matter.

On October 27, 2003, we received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that we commence legal proceedings to recover unspecified damages against directors who served on our board immediately prior to the June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen responsible for the audit of our financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of our assets, earnings and net worth, and that these persons caused us to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not be commenced.

We have referred these claims to our directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.

We are obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payment, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2005, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

During the first quarter of 2005, we settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year. In January 2005, we concluded a partial settlement of our patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of our claims for lost

Back to Contents

profits and attorney’s fees. An additional payment from Novo is due upon the conclusion of the appeal filed by Novo regarding an issue in the patent infringement opinion, regardless of the outcome of the appeal.

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