Form 10-Q
period 2005-09-30
SAVIENT PHARMACEUTICALS INC
filed 2006-01-26
CIK 722104

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of January 24, 2006 was 61,195,571.

Back to Contents

EXPLANATORY NOTE

Restatement of previously issued financial statements

The Company has filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2005 to reflect the restatement of its consolidated financial statements for the period ended March 31, 2005 and Amendment No. 2 to Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of its consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. In addition, on January 25, 2006, the Company filed its Form 10-Q for the quarter ended June 30, 2005. The restatements, and the failure to timely file this Form 10-Q and the Form 10-Q for the period ended June 30, 2005, are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of the Company’s Oxandrin® and Delatestryl® products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP) as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

Other restatement items

The Company has restated its rebate allowances related to contracts with Medicaid and other government agencies, of which certain of these restatement adjustments relate to 2001. It was determined that the actual

i

Back to Contents

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

The Company had restated commissions and royalties’ expense to correct an under accrual in the first quarter of 2005.

The Company has corrected the classification and presentation of the restricted stock activity. We began issuing restricted stock to our employees during the first quarter of 2005.

The Company’s restated consolidated financial statements include the tax impact related to all restatement items discussed herein. This impact is carried through 2004 which effectively decreased deferred tax assets and the related valuation allowance. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense in 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey. The balance sheet impact of these adjustments has been carried forward to 2005. The Company also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company has also restated its tax provision related to its global biologics manufacturing business to properly reclass these expenses from the second quarter to the first quarter.

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

On August 19, 2005, the Company announced that it had received a Nasdaq Staff Determination Letter stating that it was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2005, and that the Company’s common stock was, therefore, subject to delisting from The Nasdaq Stock Market. The Company sought an extension and on October 28, 2005 the Nasdaq Listing Qualifications Panel agreed to continue the listing of the Company’s securities on The Nasdaq National Market provided that the Company filed its

Back to Contents

restated financials for the appropriate periods and Quarterly Report on Form 10-Q for the period ending June 30, 2005 by no later than December 26, 2005. On November 14, 2005, the Company received a Nasdaq Staff Determination Letter stating that the Company was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because the Company had not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2005. The Nasdaq Listing Qualifications Panel granted the Company an extension to file this Quarterly Report on Form 10-Q for the period ending September 30, 2005 by no later than January 3, 2006. On December 30, 2005, The Nasdaq Listing Qualifications Panel granted the Company a further extension to file its restated financials for the appropriate periods and its Quarterly Report for the period ended June 30, 2005 by no later than January 13, 2006. The Nasdaq Listing Qualifications Panel also granted the Company an extension to file its Quarterly Report on Form 10-Q for the period ended September 30, 2005 by no later than January 20, 2006. The Company had sought these further extensions as a result of two related comment letters that the Company received from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) as part of a normal periodic review of the Company’s filings. These comment letters resulted in unexpectedly lengthy discussions with the SEC regarding the Company’s accounting treatment of the negative goodwill related to its 2001 acquisition of Myelos Corporation. This issue is unrelated to the accounting issues that had initially delayed the filing of the above-listed reports.

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

Subsequent Events

On December 8, 2005, the Company and Ferring B.V. and Ferring International Centre SA, subsidiaries of Ferring Holding S.A. (“Ferring”), entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co-promotion agreement, on December 15, 2005, the Company paid Ferring $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring, as evidenced by the two promissory notes, in connection with its acquisition of the Global Biologics Manufacturing Business. In lieu of these post-closing payments, Ferring paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the Global Biologics Manufacturing Business, resulting in a $755,000 payment by Ferring to Savient on December 12, 2005.

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

On December 15, 2005, the Company made the decision to terminate all development efforts, and to terminate its license agreement with the Regents of the University of California, San Diego campus, with respect to its developmental drug candidate Prosaptide™. This determination was made by the Company after a thorough and in depth review and analysis of the final study report data from the Phase 2 clinical trial of

Back to Contents

Prosaptide in patients with HIV-associated peripheral neuropathy, which was terminated earlier in the year after a scheduled interim analysis determined that even if continued to its planned end there was little chance that the trial would demonstrate efficacy in the designated patient population. Additionally, in making this determination the Company and its panel of independent experts reviewed in detail the results obtained from the totality of the clinical trials and preclinical pharmacology studies of Prosaptide and determined that the data did not support a determination that pursuit of new clinical trials directed to alternate indications would have a high probability of success.

On January  9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of the Company’s injectable testosterone product for male hypogonadism, Delatestryl®. Under the terms of the sale, Indevus paid the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from the Company in three installments equalling approximately $1.9 million its inventory of finished product.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

v

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2005	December 31, 2004

	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$66,286	$22,447
Short-term investments	136	2,835
Accounts receivable, net	9,906	15,538
Note receivable	22,153	—
Inventories, net	10,974	11,448
Prepaid expenses and other current assets	4,854	3,445
Assets held for sale	—	79,084

Total current assets	114,309	134,797

Property and equipment, net	6,123	6,985
Goodwill	40,121	40,121
Other intangibles, net	68,650	71,688
Other assets	1,286	2,910

Total assets	$230,489	$256,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including net income tax benefit of $553 at September 30, 2005 and $588 at December 31, 2004)	$5,719	$7,787
Co-promotion Liability	15,616	—
Deferred revenues	—	1,112
Current portion of long-term debt	65	5,903
Other current liabilities	16,685	22,744
Liabilities held for sale	—	12,742

Total current liabilities	38,085	50,288

Deferred income taxes	20,721	21,649
Deferred revenues	—	10,180
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; issued 61,446,000 at September 30, 2005; 60,457,000 in 2004	614	606
Additional paid in capital	221,330	218,699
Deferred compensation	(924)	—
Accumulated deficit	(50,361)	(47,487)
Accumulated other comprehensive income	1,024	2,566

Total stockholders’ equity	171,683	174,384

Total liabilities and stockholders’ equity	$230,489	$256,501

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004 (Restated)	2005	2004 (Restated)

Revenues:
Product sales, net	$63,484	$65,387	$20,808	$24,532
Royalties	866	1,690	102	531
Other revenues	75	990	—	697

	64,425	68,067	20,910	25,760

Expenses:
Research and development	15,218	17,713	4,590	5,131
Marketing and sales	16,066	17,212	4,706	5,028
General and administrative	17,188	15,438	6,215	4,990
Retirement and restructuring expense	—	2,110	—	—
Cost of sales	12,536	13,500	3,808	6,411
Amortization of intangibles associated with acquisitions	3,038	3,038	1,013	1,013
Commissions and royalties	3,782	4,386	1,316	1,543

	67,828	73,397	21,648	24,116

Operating earnings (loss)	(3,403)	(5,330)	(738)	1,644
Other income (expense), net	2,290	(149)	357	369

Income (loss) before income taxes	(1,113)	(5,479)	(381)	2,013
Income tax expense	1,448	19,707	933	841

Net income (loss), from continuing operations	$(2,561)	$(25,186)	$(1,314)	$1,172

Net loss, from discontinued operations (See Note 8)	$(313)	$(3,956)	$(644)	$(521)

Net income (loss)	$(2,874)	$(29,142)	$(1,958)	$651

Earnings (loss) per common share, from continuing operations:
Basic	$(0.04)	$(0.42)	$(0.02)	$0.02

Diluted	$(0.04)	$(0.42)	$(0.02)	$0.02

Loss per common share, from discontinued operations:
Basic	$(0.01)	$(0.07)	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.07)	$(0.01)	$(0.01)

Earnings (loss) per common share:
Basic	$(0.05)	$(0.49)	$(0.03)	$0.01

Diluted	$(0.05)	$(0.49)	$(0.03)	$0.01

Weighted average number of common and common equivalent shares:
Basic	60,736	59,961	60,934	60,182
Diluted	60,736	59,961	60,934	60,183

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2004, as restated	60,457	$606	$218,699	$—	$(47,487)	$2,566	$174,384
Comprehensive loss:
Net loss	—	—	—	—	(2,874)	—	(2,874)
Unrealized loss on marketable	—	—	—	—	—	(422)	(422)
securities, net	—	—	—	—	—	—	—
Currency translation	—	—	—	—	—	(1,120)	(1,120)
adjustment	—	—	—	—	—	—	—

Total comprehensive loss							(4,416)

Restricted stock grants	477	5	1,282	(1,287)	—	—	—
Amortization of deferred compensation	—	—	—	233	—	—	233
Forfeiture of restricted stock grants	(51)	(1)	(133)	130	—	—	(4)
Issuance of common stock	432	4	1,138	—	—	—	1,142
Exercise of stock options	131	—	344	—	—	—	344

Balance, September 30, 2005 (unaudited)	61,446	$614	$221,330	$(924)	$(50,361)	$1,024	$171,683

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2005	2004

		(Restated)
Cash flows from operating activities:
Net loss	$(2,874)	$(29,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,708	1,488
Amortization of intangible assets associated with acquisition	3,037	3,038
Deferred revenues	(616)	(138)
Deferred income taxes	(928)	17,317
Loss on sale of global biologics manufacturing business	4	—
Unrealized loss on short-term investments	62	—
(Gain) loss on sales of short-term investments	226	(19)
Loss on sales of fixed assets	—	290
Proceeds from sales of trading securities	2,375	—
Common stock issued as payment for services	109	70
Amortization of deferred compensation	233	—
Forfeiture of restricted stock	(4)	—
Write down of investment	—	1,000
Provision for severance pay	—	238
Changes in:
Accounts receivables, net	5,632	9,120
Inventories, net	474	(1,542)
Prepaid expenses and other current assets	(1,409)	(1,940)
Assets held for sale	(1,502)	11,729
Accounts payable	(2,068)	1,528
Liabilities held for sale	(2,044)	(306)
Other current liabilities	(8,389)	(3,720)

Net cash (used in) provided by operating activities	(5,974)	9,011

Cash flows from investing activities:
Short-term investments	—	(1,046)
Capital expenditures	(1,230)	(2,340)
Other investments	—	(238)
Changes in other long-term assets	—	(245)
Proceeds from sale of investment in Omrix	1,624	—
Proceeds from sale of global biologics manufacturing business	55,000	—
Proceeds from sales of short-term investments	—	3,729

Net cash provided by (used in) investing activities	55,394	(140)

Cash flows from financing activities:
Repayment of long-term debt	(5,838)	(5,262)
Proceeds from issuance of common stock	1,377	1,319

Net cash used in financing activities	(4,461)	(3,943)

Effect of exchange rate changes	(1,120)	(163)

Net increase in cash and cash equivalents	43,839	4,765
Cash and cash equivalents at beginning of period	22,447	17,219

Cash and cash equivalents at end of period	$66,286	$21,984

Supplementary Information
Other information:
Income tax paid	$735	$3,693
Interest paid	$91	$233

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 — Basis of Presentatio

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2005 and the results of its operations and cash flows for the nine month periods ended September 30, 2005 and 2004. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes the assets and liabilities held for sale and discontinued operations including certain reclassification adjustments to the December 31, 2004 balance sheet (see Note 8).

2 — Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The inventory obsolescence reserve is $7,612,000 as of September 30, 2005.

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

Inventories at September 30, 2005 and December 31, 2004 are summarized below:

	September 30, 2005	December 31, 2004

	(Unaudited)	(Restated)
	(in thousands)
Raw material	$4,047	$4,135
Work in process	538	678
Finished goods	14,001	12,694
Inventory reserves	(7,612)	(6,059)

Total	$10,974	$11,448

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3 — Revenue Recognition

Revenue recognition — Product sales

Product sales are recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“FAS 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, commissions, and distribution fees.

Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and twelve months after the product expiration date. The Company’s product sales in the U.S. primarily relate to Oxandrin and Delatestryl. Upon sale, we estimate an allowance for future returns. The Company will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in FAS 48 and SAB 104 in establishing its return estimates. FAS 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel (sometimes referred to as “channel stuffing”), (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor tothe registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3 — Revenue Recognition — (Continued)

Allowances for Medicaid and other government rebates — The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

Commercial discounts — With the introduction of Oxandrin 10 mg in September 2002 and the further change in the method of sale and distribution in March 2003, the Company began to sell directly to drug wholesalers. Terms of these sales varied, but generally provided for invoice discounts for prompt payment. These discounts were recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.

Commissions — Through 2002, the Company gave incentive discounts to one customer that resold the Company’s products to certain market segments. Starting in 2003, the Company changed this arrangement such that it sold product directly to the end customer and then paid a sales commission to the former customer. Commissions under this latter arrangement were reflected as Commissions and Royalties expense in the Company’s consolidated statements of operations.

Distribution fees — Through April 2004, the Company paid fees for the distribution of product and related services based upon a percentage of its sales. Starting in May 2004, the Company entered into a new distribution arrangement with payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services.

Revenue recognition — Royalties and Other

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

4 — Earnings Per Share of Common Stock

The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share — “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4 — Earnings Per Share of Common Stock — (Continued)

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
				(Restated)

	(unaudited, in thousands)
Basic	60,736	59,961	60,934	60,182
Incremental shares for assumed conversion of options	—	—	—	1

Diluted	60,736	59,961	60,934	60,183

The difference between basic and diluted weighted average common shares resulted from the assumption that then dilutive stock options outstanding were exercised. For the nine months ended September 30, 2004, options to purchase 8,001,000 shares of our common stock were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive. For the nine months ended September 30, 2005, options to purchase 5,666,000 shares of our common stock, representing all outstanding options as of such date, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

5 — Stock-Based Compensation

The Company issues both stock options and restricted stock awards to its employees. Restricted stock awards were recorded as deferred compensation and amortized to compensation expense over the life of the vesting period in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.” During 2005, the Company issued approximately 477,000 shares of restricted stock options to its employees. These shares will vest over a four year period and are being expensed based on the closing market price of the Company’s stock on the date of issuance.

As permitted by SFAS No. 123, the Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No employee compensation cost related to stock option grants is reflected in net income, as all granted options had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock options granted to consultants, other than directors, are expensed upon issuance. During July 2005 the Company issued 73,543 shares of stock to certain individuals associated with the former global biologics manufacturing business and recorded an expense of approximately $144,000 related to the difference between the fair value on the date of issuance and the price paid.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5 — Stock-Based Compensation — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

	(Unaudited)
	(in thousands except per share data)
Net income (loss),
as reported	$(2,874)	$(29,142)	$(1,958)	$651
Deduct:
Total stock-based employee compensation expense determined under fair–value based method for all awards, net of related tax effects	3,514	4,935	1,016	2,362

Pro forma net loss	$(6,388)	$(34,077)	$(2,974)	$(1,711)

Basic earnings (loss) per common share:
As reported	$(0.05)	$(0.49)	$(0.03)	$0.01

Pro forma	$(0.11)	$(0.57)	$(0.05)	$(0.03)

Diluted income (loss) per common share:
As reported	$(0.05)	$(0.49)	$(0.03)	$0.01

Pro forma	$(0.11)	$(0.57)	$(0.05)	$(0.03)

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

Based upon the Company’s current business outlook and the change in its strategic direction, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at September 30, 2005, the Company maintains a $23,644,000 valuation allowance against its deferred income tax assets.

7 — Commitments and Contingencies

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co- lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7 — Commitments and Contingencies — (Continued)

provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005 the Company filed a motion to dismiss plaintiffs’ second amended complaint. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

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

Additionally, in January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company’s Hepatitis B vaccine program in exchange for a payment of $750,000 which was fully reserved for as of December 31, 2005.

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

8 — Sale of Business Segment

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

In connection with the closing, Savient’s co-promotion agreement with Ferring for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8 — Sale of Business Segment — (Continued)

adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company is obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entree into the field of rheumatology, a new therapeutic category for the Company, and would allow the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions detailed below the Company determined that it is best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase.

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

Long-term debt outstanding of $3.9 million was repaid on April 30, 2005 in anticipation of the closing of the sale of the global biologics manufacturing business. In addition, upon the closing of the transaction, the Company paid $3.6 million to fund the currently unfunded portion of the employee severance obligation of BTG-Israel. The Company also realized $10.7 million of previously deferred revenues with respect to certain long-term contracts of the business within the net loss on disposition of the global biologics manufacturing business. The net loss on sale was $4,000.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8 — Sale of Business Segment — (Continued)

As of September 30, 2005, the Company has no assets held for sale since the global biologics manufacturing business was divested on July 18, 2005. A summary statement of net assets of the former global biologics manufacturing business as of December 31, 2004, as they were included in the consolidated financial statements of the Company, follows:

December 31, 2004
(restated)

(in thousands)
Accounts receivable, net	$9,540
Inventories, net	5,642
Other current assets	805
Property, plant and equipment	60,033
Severance pay funded	2,945
Other assets	119

Total assets	79,084

Accounts payable	1,366
Other current liabilities	4,752
Severance pay	6,624

Total liabilities	12,742

Net assets	$66,342

A summary statement of discontinued operations of the former global manufacturing biologics business for the three and nine months ended September 30, 2005 and 2004 (2005 information includes discontinued operations through the July 18, 2005 closing date), as they were included in the consolidated financial statements of the Company, follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

	(Unaudited)
	(in thousands)
Revenues:
Product sales, net	$9,768	$13,430	$1	$4,990
Contract fees	635	672	51	222
Royalties	2,386	3,159	—	513

	12,789	17,261	52	5,725

Expenses:
Research and development	1,728	4,098	155	1,134
Marketing and sales	339	497	10	147
General and administrative	1,950	3,328	315	1,009
Retirement and restructuring expense	—	313	—	313
Cost of sales	7,640	12,307	57	3,214
Commissions and royalties	58	144	(17)	77

	11,715	20,687	520	5,894

Operating income (loss)	1,074	(3,426)	(468)	(169)
Other expense, net	(283)	(221)	(2)	(43)
Loss on disposition of global biologics manufacturing business	(4)	—	(4)	—

Income (loss) before income taxes	787	(3,647)	(474)	(212)
Income tax expense	1,100	309	170	309

Net loss, from discontinued operations	$(313)	$(3,956)	$(644)	$(521)

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information

Prior to the sale of the global biologics manufacturing business, the Company identified three reportable segments: Oral Liquid Pharmaceuticals, Other Specialty Pharmaceuticals and Biologics Manufacturing. Prior to 2005, the operations were not managed along segment lines. The Oral Liquid Pharmaceuticals segment develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form. This segment sells two categories of products: licensed products and specials. Licensed products are products for which the Company has received U.K. regulatory approval to promote the oral formulation, and specials are products for which the Company has limited U.K. regulatory approval to accept custom orders but which the Company is not permitted to promote. Other Specialty Pharmaceuticals includes the remaining products which are branded prescription pharmaceuticals. These products currently include an injectable testosterone product and a synthetic analogue of a testosterone derivative. The former Biologics Manufacturing segment products, included here as discontinued operations, include an injection to treat osteoarthritis pain, a human growth hormone, insulin and vaccines.

The accounting policies are consistent between segments. The Company allocates management fees to the segments based on various factors which include management time. These fees eliminate in consolidation.

Although the Company segments are managed on a worldwide basis, they operate in two principal geographic locations, the United States and the United Kingdom. The Company’s segments have been organized around these geographic areas.

Information about the Company’s segments is presented below:

	Nine Months Ended September 30, 2005
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$28,114	$36,311		$64,425
Operating income (loss) before corporate and non-cash charges	12,208	(10,866)		1,342
Less:
Depreciation and amortization	3,900	845		4,745
Corporate charges	2,214	(2,214)		—

Operating income (loss) as reported	6,094	(9,497)		(3,403)
Other income (expense), net	(2,719)	5,009		2,290
Income tax expense	(1,445)	(3)		(1,448)

Net income (loss), from continuing operations	$1,930	$(4,491)		$(2,561)
Net loss, from discontinued operations	$—	$—	$(313)	$(313)

Net income (loss)	$1,930	$(4,491)	$(313)	$(2,874)

Segment Assets	$128,631	$101,858	$—	$230,489

Expenditures for segment assets	$1,129	$101	$—	$1,230

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information — (Continued)

	Nine Months Ended September 30, 2004
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$24,537	$43,530		$68,067
Operating income (loss) before corporate and non-cash charges	10,636	(11,440)		(804)
Less:
Depreciation and amortization	3,554	972		4,526

Operating income (loss) as reported	7,082	(12,412)		(5,330)
Other income (expense), net	584	(733)		(149)
Income tax expense	(2,209)	(17,498)		(19,707)

Net income (loss), from continuing operations	$5,457	$(30,643)		$(25,186)
Net loss, from discontinued operations	$—	$—	$(3,956)	$(3,956)

Net income (loss)	$5,457	$(30,643)	$(3,956)	$(29,142)

Segment Assets	$139,565	$38,523	$77,686	$255,774

Expenditures for segment assets	$1,933	$279	$165	$2,377

	Three Months Ended September 30, 2005
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$9,726	$11,184		$20,910
Operating income (loss) before corporate and non-cash charges	4,218	(3,383)		835
Less:
Depreciation and amortization	1,308	265		1,573

Operating income (loss) as reported	2,910	(3,648)		(738)
Other income (expense), net	(894)	1,251		357
Income tax (expense) benefit	(1,037)	104		(933)

Net income (loss), from continuing operations	$979	$(2,293)		$(1,314)
Net loss, from discontinued operations	$—	$—	$(644)	$(644)

Net income (loss)	$979	$(2,293)	$(644)	$(1,958)

Segment Assets	$128,631	$101,858	$—	$230,489

Expenditures for segment assets	$145	$—	$—	$145

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9 — Segment Information — (Continued)

	Three Months Ended September 30, 2004
	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(unaudited)
	(in thousands)
Revenues	$8,685	$17,075		$25,760
Operating income (loss) before corporate and non-cash charges	4,050	(920)		3,130
Less:
Depreciation and amortization	1,184	302		1,486

Operating income (loss) as reported	2,866	(1,222)		1,644
Other income, net	259	110		369
Income tax expense	(821)	(20)		(841)

Net income (loss), from continuing operations	$2,304	$(1,132)		$1,172
Net loss, from discontinued operations	$—	$—	$(521)	$(521)

Net income (loss)	$2,304	$(1,132)	$(521)	$651

Segment Assets	$139,565	$38,523	$77,686	$255,774

Expenditures for segment assets	$508	$81	$—	$589

Information about the Company’s product sales by geographic region is as follows:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004

	(unaudited) (Dollars in thousands)
United States	$36,878	50%	$40,851	52%	$11,073	53%	$15,847	54%
United Kingdom	26,273	36%	23,533	30%	8,756	42%	8,416	28%
Other international	10,101	14%	14,433	18%	980	5%	5,259	18%

Total	$73,252	100%	$78,817	100%	$20,809	100%	$29,522	100%

Less:
Product sales – discontinued operations	9,768		13,430		1		4,990

Product sales – continued operations	$63,484		$65,387		$20,808		$24,532

Product sales related to discontinued operations primarily occurred within other international.

10 — Subsequent Events

Sale of Global Biologics Manufacturing Business

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

Failure of Phase 2 Clinical Trial for Prosaptide

On December 15, 2005, the Company made the decision to terminate all development efforts, and to terminate its license agreement with the Regents of the University of California, San Diego campus, with respect to its development drug candidate Prosaptide. This determination was made by the Company after a thorough and in depth review and analysis of the final study report data from the Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy, which was terminated earlier in the year after a scheduled interim analysis determined that even if continued to its planned end there was little chance that the trial would demonstrate efficacy in the designated patient population. Additionally, in making this determination the Company and its panel of independent experts reviewed in detail the results obtained from the totality of the clinical trials and preclinical pharmacology studies of Prosaptide and determined that the data did not support a determination that pursuit of new clinical trials directed to alternate indications would have a high probability of success.

Agreement for Sale of Delatestryl

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

Back to Contents

Restatement of financial statements

We filed Amendment No. 1 to Form 10-Q for the period ended March 31, 2005, to reflect the restatement of our consolidated financial statements for the period ended March 31, 2005 and Amendment No. 2 to Form 10-K/A for the year ended December 31, 2004, to reflect the restatement of our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. In addition, the restatements, and the failure to timely file our Form 10-Q for the period ended June 30, 2005 and our Form 10-Q for the period ended September 30, 2005, are primarily the result of errors made in connection with estimating product return and inventory reserves related to sales of our Oxandrin® and Delatestryl® products in accordance with Generally Accepted Accounting Principles in the United States (US GAAP) as well as other restatement items referred to below. It has been determined that errors had occurred in these prior financial periods. For restatement purposes in accordance with US GAAP, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared. The errors related to data that was known and knowable; however management did not appropriately evaluate or identify the data that was available or could have been obtained when they made their original return and inventory valuation estimates.

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

Historically, we have had minimal returns related to our products. During 2004, we began receiving actual returns of Oxandrin that were at or near expiration of their shelf life. At that time, we determined that an adjustment would be required to accrue for future returns. This return reserve adjustment was based, in part, on notifications received from customers advising us, through our third-party fulfillment center, of their intent to return product. We subsequently determined that certain of those reported returns were in error in that actual units of product returned were significantly less than the amounts originally expected to be returned. We also have determined that in recording our reserves or product returns and inventory we had failed to properly evaluate this data and the resulting impact on such reserves.

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

Other restatement items

We have restated our rebate allowances related contracts with Medicaid and other government agencies, of which certain of these restatement adjustments related to 2001. It was determined that the actual historical rebate activity that was available during each period of restatement was not being utilized in an effective manner as a basis for forecasting future rebate trends. Based upon the historical trends, we have determined that Medicaid rebates were generally under accrued and rebates related to other government agencies were

Back to Contents

generally over accrued. These adjustments are reflected in the restated rebate allowance accounts. Going forward, we will monitor rebate activity trends including actual rebate vouchers received, timing of rebate voucher receipt, and corresponding rebate vouchers to sale origination periods.

The Company has restated its accounting for its 2001 acquisition of Myelos Corporation. The Company had previously recorded negative goodwill in connection with the acquisition. It has been determined that the negative goodwill should have been allocated on a pro rata basis to non-current assets in accordance with APB No. 16, Business Combinations: non-current assets primarily included in-process research and development. The primary change in 2001 eliminates all negative goodwill and reduces our in-process research and development expense.

The Company had restated commissions and royalties expense to correct an under accrual in the first quarter of 2005.

We have corrected the classification and presentation of the restricted stock activity. We began issuing restricted stock to our employees during the first quarter of 2005.

Our restated consolidated financial statements include the tax impact related to all restatement items discussed herein. This impact is carried through 2004 which effectively decreased deferred tax assets and the related valuation allowance. The Company has also restated its tax payable as of December 31, 2004 based upon resolution of an IRS tax audit. In addition, the Company has restated general and administrative expense in 2004 to capture the potential liability related to an ongoing Sales and Use tax audit with the State of New Jersey. The balance sheet impact of these adjustments has been carried forward to 2005. The Company also made restatement adjustments to reclassify certain non-income tax expenses, such as franchise and excise taxes, from tax expense to general and administrative expense. The Company also restated its tax provision related to its global biologics manufacturing business to properly reclass these expenses from the second quarter to the first quarter.

The Company also restated its presentation of net assets of the global biologics manufacturing business at December 31, 2004 to correct mathematical errors and certain allocation adjustments related to inventories, net, and other assets.

On August 19, 2005, we announced that we had received a Nasdaq Staff Determination Letter stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14) because we did not timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and that our common stock was, therefore, subject to delisting from The Nasdaq Stock Market. We sought an extension and on October 28, 2005 the Nasdaq Listing Qualifications Panel agreed to continue the listing of our securities on The Nasdaq National Market provided that we file our restated financials for the appropriate periods and Quarterly Report on Form 10-Q for the period ending June 30, 2005 by no later than December 26, 2005. Additionally, the Panel granted us an extension to file this Quarterly Report on Form 10-Q for the period ending September 30, 2005 by no later than January 3, 2006. On December 30, 2005, The Nasdaq Listing Qualifications Panel granted the Company a further extension to file its restated financials for the appropriate periods and its Quarterly Report for the period ended June 30, 2005 by no later than January 13, 2006. The Nasdaq Listing Qualifications Panel also granted the Company an extension to file its Quarterly Report on Form 10-Q for the period ended September 30, 2005 by no later than January 20, 2006. The Company had sought these further extensions as a result of two related comment letters that the Company received from the Division of Corporation Finance of the Securities and Exchange Commission as part of a normal periodic review of the Company’s filings. These comment letters resulted in unexpectedly lengthy discussions with the SEC regarding the Company’s accounting treatment of the negative goodwill related to its 2001 acquisition of Myelos Corporation. This issue is unrelated to the accounting issues that had initially delayed the filing of the above-listed reports. On January 13, 2006, the Company requested additional extensions to perform additional procedures to update all activities since the initial Annual Report on Form 10-K was filed on March 31, 2005, including updating its assessment of its internal controls over financial reporting. On January 23, 2006, the Nasdaq Listing Qualifications Panel agreed to continue to listing of the Company’s securities provided that the Company files its amended Form 10-Q for the quarter ended March 31, 2005, its initial Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and all required restatements, by January 26, 2006.

Back to Contents

All amounts referenced in this Quarterly Report for the period ended September 30, 2005 reflect the relevant amounts based on the restatements. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2002, nor will we be amending our Forms 10-Q that were originally filed during the restatement period. The previously issued financial statements for 2004, 2003, and 2002 and the related quarters should no longer be relied upon.

Results of Operations

The following table sets forth for the periods indicated percentage of revenues represented by certain items reflected on our statements of operations.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

		(Restated)		(Restated)
		(Unaudited)
Revenues:
Product sales, net	98.5%	96.1%	99.5%	95.2%
Contract fees	0.0%	0.0%	0.0%	0.0%
Royalties	1.3%	2.5%	0.5%	2.1%
Other revenues	0.1%	1.5%	0.0%	2.7%

	100.0%	100.0%	100.0%	100.0%

Expenses:
Research and development	23.6%	26.0%	22.0%	19.9%
Marketing and sales	24.9%	25.3%	22.5%	19.5%
General and administrative	26.7%	22.7%	29.7%	19.4%
Retirement and restructuring expense	0.0%	3.1%	0.0%	0.0%
Cost of sales	19.5%	19.8%	18.2%	24.9%
Amortization of intangibles associated with acquisitions	4.7%	4.5%	4.8%	3.9%
Commissions and royalties	5.9%	6.4%	6.3%	6.0%

	105.3%	107.8%	103.5%	93.6%

Operating income (loss)	(5.3)%	(7.8)%	(3.5)%	6.4%
Other income (expense), net	3.6%	(0.2)%	1.7%	1.4%

Income (loss) before income taxes	(1.7)%	(8.0)%	(1.8)%	7.8%
Income tax expense	2.2%	29.0%	4.5%	3.3%

Net income (loss), from continuing operations	(3.9)%	(37.0)%	(6.3)%	4.5%

Net loss, from discontinued operations	(0.5)%	(5.8)%	(3.1)%	(2.0)%

Net income (loss)	(4.4)%	(42.8)%	(9.4)%	2.5%

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

Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

Back to Contents

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The following table summarizes net sales of our commercialized products as a percentage of net product sales for the periods indicated:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004
			(Restated)				(Restated)
	(unaudited, dollars in thousands)
Continuing operations:
Oxandrin	$32,408	51%	$36,423	56%	$10,194	49%	$15,504	63%
Oral liquid pharmaceutical products	28,114	44%	24,537	37%	9,726	47%	8,685	36%
Delatestryl	2,962	5%	4,427	7%	888	4%	343	1%

	$63,484	100%	$65,387	100%	$20,808	100%	$24,532	100%

Discontinued operations:
Human growth hormone	$6,166	63%	$8,075	60%	$1	100%	$3,578	72%
BioLon	2,780	29%	4,153	31%	—	0%	1,071	21%
Other	822	8%	1,202	9%	—	0%	341	7%

	$9,768	100%	$13,430	100%	$1	100%	$4,990	100%

(1) On December 12, 2005 the Company entered into an agreement to sell Delatestryl. See “Explanatory Note — Subsequent Events.”

We believe that our product mix will vary from period to period based on the purchasing patterns of our customers and our focus on:

•	increasing market penetration of our existing products;

•	expanding into new markets; and

•	commercializing additional products.

In particular, quarterly fluctuations in sales of Oxandrin have had a significant impact on our quarterly results of operations, and we expect this to continue in future periods.

Our financial results have been heavily dependent on Oxandrin sales since we introduced it in December 1995. Sales of Oxandrin accounted for 51% of our net product sales in the first nine months of 2005 and 56% of our net product sales in the first nine months of 2004. While oxandrolone, the active ingredient in Oxandrin, is off-patent, and our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have also expired, we have method-of-use patents that are still in force. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

In February 2004, we filed a Citizens Petition with the FDA requesting that, in the interest of public health, the FDA establish specific bio-equivalence requirements for oral products containing oxandrolone. This petition cited a serious safety concern in patients using Oxandrin together with anticoagulant drugs

Back to Contents

containing warfarin. In addition, this petition cited concerns related to the physical-chemical properties of the oxandrolone drug substance which are important for manufacturing quality assurance and which we believe should result in the FDA categorizing Oxandralone as a “problem drug” in terms of manufacturing. We requested in our petition that any company wishing to introduce an oxandrolone product into the United States should, prior to the issuance of marketing approval, be required to also conduct a clinical trial to investigate the interaction between that product candidate and warfarin and demonstrate that it is identical to the interaction between Oxandrin and warfarin. We have since filed with the FDA affidavits supporting our petition. In August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004, the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA will respond. In February 2005, we submitted another supplemental position paper to the FDA advocating the adoption of rigorous impurity standards for oxandrolone consistent with the draft recently published by the United States Pharmacopeia, which will become the standard in 2006. Since August 2004, we have received no further communication from the FDA regarding our first petition.

In September 2005, we filed a second Citizens’ Petition with the United States Food and Drug Administration (FDA) requesting that the Commissioner of Food and Drugs not approve any Abbreviated New Drug Application (ANDA) for generic oral products containing oxandrolone prior to the expiration of the Company’s exclusive labeling for geriatric dosing on June 20, 2008. We were granted the three years of market exclusivity under section 505(j) of the Federal Food, Drug and Cosmetic Act (FFDCA) for changes to the labeling of Oxandrin for its use in geriatric patients based on clinical data submitted to the FDA in response to their requirement that all marketed products contain information specific to their use by the elderly. FDA’s guidance on geriatric labeling also requires that ANDA’s contain the same geriatric labeling as the Reference Listed Drug (RLD).

Oxandrin’s new labeling now recommends a lower starting dose in the elderly. A significant number of patients who are treated with Oxandrin are geriatric patients. Savient’s clinical data confirmed that elderly patients have different pharmacological reactions to Oxandrin, therefore, geriatric labeling for Oxandrin is necessary for its safe use. In this second Citizens’ Petition we set forth our position that if fully substitutable generic versions of oxandrolone were to be approved without Oxandrin’s protected geriatric labeling such drugs would have labeling that is less restrictive and potentially less safe than that of Oxandrin for use by the elderly.

Sales of Delatestryl have decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004. On January 9, 2006, we completed our sale to Indevus Pharmaceuticals Inc. of our product Delatestryl. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased finished product inventory from us in three installments equaling approximately $1.9 million.

Oral liquid pharmaceutical product sales represented a significant portion of our overall product sales in the first nine months of 2005. These sales accounted for 44% of our net product sales for the first nine months of 2005 and 37% of our net product sales for the first nine months of 2004. Given the historical growth of oral liquids pharmaceutical product sales in combination with the potential introduction of generic oxandrolone and the divestiture of our global biologics manufacturing business, we expect oral liquid pharmaceutical products to account for an even higher percentage of our overall product sales in the coming years as demand continues strong in the U.K. market and Soltamox (tamoxifen oral solution), which was approved by the FDA in October 2005, is launched and marketed in the U.S. Soltamox is the first oral liquid product entry into the U.S. from our Rosemont subsidiary and the first oral solution of tarnoxifen available in the U.S.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

Revenues. Total revenues decreased by $3,642,000, or 5.4%, in the nine months ended September 30, 2005 to $64,425,000 from $68,067,000 in the nine months ended September 30, 2004. The decrease in total

Back to Contents

revenues resulted primarily from a decrease in product sales of $1,903,000, a decrease in royalties of $824,000 and a decrease in other revenues of $915,000.

Product sales, net decreased by $1,903,000, or 2.9%, in the nine months ended September 30, 2005 to $63,484,000 from $65,387,000 in the nine months ended September 30, 2004. The decrease is attributable to decreased sales of Oxandrin and Delatestryl, partially offset by increased sales of oral liquid pharmaceutical products.

Sales of Oxandrin decreased by $4,015,000, or 11.0%, in the nine months ended September 30, 2005 to $32,408,000 from $36,423,000 in the first nine months of 2004. The decrease is primarily attributable to increased inventory management practices since the first quarter of 2004 and a decrease in both new and total prescriptions.

Sales of oral liquid pharmaceutical products increased by $3,577,000, or 14.6%, in the nine months ended September 30, 2005 to $28,114,000 from $24,537,000 in the first nine months of 2004. The increase was attributable to strong growth across all market sectors particularly third party contracts and exports.

Sales of Delatestryl decreased by $1,465,000, or 33.1%, in the nine months ended September 30, 2005 to $2,962,000 from $4,427,000 in the first nine months of 2004. The decrease in sales was attributable to the reintroduction of a competing generic product into the market in 2004. During January 2006, the Company sold Delatestryl.

Royalties in the nine months ended September 30, 2005 were $866,000, as compared to $1,690,000 in the first nine months of 2004. These royalties are received on third party sales of our former Mircette products. The decrease was partially attributable to lower sales of Mircette in 2005. The decrease in royalties in the first nine months of 2005 was attributable to a change in our revenue recognition policy whereby revenue is only recognized as earned upon receipt of payment confirmation from contracting parties.

Cost of sales decreased by $964,000, or 7.1%, in the nine months ended September 30, 2005 to $12,536,000 from $13,500,000 in the first nine months of 2004. Cost of product sales as a percentage of product sales decreased from 21.0% in the nine months ended September 30, 2004 to 20.0% in the nine months ended September 30, 2005. This decrease is primarily attributable to inventory valuation adjustments recorded during 2004, including an adjustment related to Delatestryl inventory related to the introduction of a generic, partially offset by an increase in sales of oral liquid pharmaceutical products.

Cost of product sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices, whereas Delatestryl and the oral liquid products have higher manufacturing costs relative to their sales prices.

Research and development expense decreased by $2,495,000, or 14.1%, in the nine months ended September 30, 2005 to $15,218,000 from $17,713,000 in the first nine months of 2004. The decrease was partially attributable to completion of our research and development phase of Soltamox during 2004 as well as a decrease in Rosemont’s research and development expenses during 2005.

Marketing and sales expense decreased by $1,146,000, or 6.7%, in the nine months ended September 30, 2005 to $16,066,000 from $17,212,000 in the first nine months of 2004. The decrease was primarily attributable to decreased sales force expenses for Oxandrin attributable to a smaller sales force being deployed and a reduction in consulting fees, partially offset by Euflexxa related expenses and increased marketing and sales related to the oral liquid pharmaceutical products.

General and administrative expense increased by $1,750,000, or 11.3%, in the nine months ended September 30, 2005 to $17,188,000 from $15,438,000 in the first nine months of 2004. The increase in general and administrative expense resulted from significant increases in accounting fees and higher general and administrative expenses for Rosemont, partially offset by lower legal fees.

Retirement expense of $2,110,000 in the nine months ended September 30, 2004 includes a provision for a retirement payment and other related benefits in connection with our previously disclosed retirement

Back to Contents

agreement with our former Chief Executive Officer. In June 2004 this former executive elected to receive his retirement payment in one lump sum. We made the payment on July 15, 2004.

Amortization of intangibles associated with acquisitions.     In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight line method over the estimated useful life of approximately 20 years. We recorded $3,038,000 of amortization of these intangibles in the first nine months of 2005 and 2004.

Commissions and royalties expense decreased by $604,000, or 13.8%, in the nine months ended September 30, 2005 to $3,782,000 from $4,386,000 in the first nine months of 2004. The decrease was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our Delatestryl products and former Mircette products due to a decrease in the sales of those products.

Other income (expense), net was a net income of $2,290,000 for the nine months ended September 30, 2005, compared to an expense of $149,000 for the first nine months of 2004. The change is primarily attributable to the successful settlement of intellectual property litigation suits, most notably our settlement with Novo Nordisk.

Income tax expense was $1,448,000 for the nine months ended September 30, 2005, compared to $19,707,000 for the first nine months of 2004. The decrease in the provision for income taxes was primarily attributable to the recording of a valuation allowance against deferred tax assets during the nine months ended September 30, 2004.

Comparison of Three Months Ended September 30, 2005 and September 30, 2004

Revenues. Total revenues decreased by $4,850,000, or 18.8%, in the three months ended September 30, 2005 to $20,910,000 from $25,760,000 in the three months ended September 30, 2004. The decrease in total revenues resulted primarily from a decrease in product sales of $3,724,000, a decrease in royalties of $429,000 and a decrease in other revenues of $697,000.

Product sales, net decreased by $3,724,000, or 15.2%, in the three months ended September 30, 2005 to $20,808,000 from $24,532,000 in the three months ended September 30, 2004. The decrease is primarily attributable to decreased sales of Oxandrin, partially offset by increased sales of oral liquid pharmaceutical products and Delatestryl.

Sales of Oxandrin decreased by $5,310,000, or 34.2%, in the three months ended September 30, 2005 to $10,194,000 from $15,504,000 in the three months ended September 30, 2004. The decrease is primarily attributable to increased inventory management practices since the first quarter of 2004, a decrease in both new and total prescriptions, as well as the realignment of the sales organization.

Sales of oral liquid pharmaceutical products increased by $1,041,000, or 12.0%, in the three months ended September 30, 2005 to $9,726,000 from $8,685,000 in the three months ended September 30, 2004. The increase was attributable to strong growth across all market sectors particularly third party contracts and exports.

Sales of Delatestryl increased to $888,000 for the three months ended September 30, 2005, compared to $343,000 for the three months ended September 30, 2004. During January 2006, the Company sold Delatestryl.

Royalties in the three months ended September 30, 2005 were $102,000, as compared to $531,000 for the three months ended September 30, 2004. Royalties were received related to third party sales of our former Mircette products. The decrease was partially attributable to lower sales of Mircette in 2005. The decrease also was attributable to a change in our revenue recognition policies whereby revenue is only recognized as earned upon receipt of payment confirmation from contracting parties.

Cost of product sales decreased by $2,603,000, or $40.6%, in the three months ended September 30, 2005 to $3,808,000 from $6,411,000 in the three months ended September 30, 2004. Cost of product sales as

Back to Contents

a percentage of product sales decreased from 26.1% in the three months ended September 30, 2004 to 18.3% in the three months ended September 30, 2005. This decrease was principally attributable to higher costs in the three months ended September 30, 2004 related to Delatestryl loss contract reserve and inventory reserves.

Cost of product sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices, whereas Delatestryl and the oral liquid products have higher manufacturing costs relative to their sales prices.

Research and development expense decreased by $541,000, or 10.5%, in the three months ended September 30, 2005 to $4,590,000 from $5,131,000 in the three months ended September 30, 2004. The decrease was partially attributable to completion of our research and development phase of Soltamox during 2004 as well as a decrease in Rosemont’s research and development expenses during 2005.

Marketing and sales expense decreased by $322,000, or 6.4%, in the three months ended September 30, 2005 to $4,706,000 from $5,028,000 in the three months ended September 30, 2004. The decrease was primarily attributable to lower consulting fees and marketing expenses on Oxandrin and Delatestryl products.

General and administrative expense increased by $1,225,000, or 24.5%, in the three months ended September 30, 2005 to $6,215,000 from $4,990,000 in the three months ended September 30, 2004. The increase in general and administrative expense resulted from higher legal fees, partially offset by lower consulting fees related to Sarbanes-Oxley testing.

Amortization of intangibles associated with acquisitions.     In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight line method over the estimated useful life of approximately 20 years. We recorded $1,013,000 of amortization of these intangibles in the three months ended September 30, 2004 and 2005.

Commissions and royalties expense decreased by $227,000, or 14.7%, in the three months ended September 30, 2005 to $1,316,000 from $1,543,000 in the three months ended September 30, 2004. The decrease was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our former Mircette products due to a decrease in the sales of that product.

Other income (expense), net was a net income of $357,000 for the three months ended September 30, 2005, compared to $369,000 of net income for the three months ended September 30, 2004. Other income for the quarter primarily related to interest income.

Income tax expense was $933,000 for the three months ended September 30, 2005, compared to $841,000 for the three months ended September 30, 2004. The increase in the provision for income taxes was primarily attributable to an increase in operating income from our oral liquid pharmaceutical segment for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Liquidity and Capital Resources

Our working capital at September 30, 2005 was $76,224,000, compared to an adjusted working capital figure of $84,509,000 at December 31, 2004.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, milestone payment obligations and financings, if any. Net cash increased by $43,839,000 in the nine months ended September 30, 2005 that resulted primarily from the receipt of proceeds from our divestiture of our global biologics manufacturing business. Net cash increased by $4,765,000 in the six months ended September 30, 2004.

Back to Contents

Net cash used by operating activities was $5,974,000 in the nine months ended September 30, 2005, compared to $9,011,000 of net cash provided in the nine months ended September 30, 2004. Net loss was $2,874,000 in the nine months ended September 30, 2005, compared to net loss of $29,142,000 in the nine months ended September 30, 2004. Net loss related to discontinued operations was $313,000 for the nine months ended September 30, 2005. Net loss related to discontinued operations was $3,956,000 for the nine months ended September 30, 2004.

In the nine months ended September 30, 2005, net cash used in operating activities was greater than our net loss primarily due to a decrease in other current liabilities of $8,389,000, a decrease in liabilities held for sale – discontinued operations of $2,044,000, a decrease in accounts payable of $2,068,000, an increase in assets held for sale – discontinued operations of $1,502,000, changes to deferred income taxes of $928,000 and a decrease in deferred revenue of 616,000, partially offset by a decrease in inventories, net of $474,000, proceeds from sales of trading securities of $2,375,000 and non-cash adjustments related to depreciation of $1,708,000 and the amortization of intangible assets associated with acquisition of $3,037,000. In the nine months ended September 30, 2004, net cash provided by operating activities was greater than our net loss primarily due to a decrease in net deferred tax assets of $17,317,000 as a result of the recording of a valuation allowance, change in assets held for sale of $11,729,000, non-cash depreciation of $1,488,000 and amortization of intangible assets associated with acquisition of $3,038,000, write down of investment of $1,000,000, a decrease in accounts receivables, net of $9,120,000 and an increase in accounts payable of $1,528,000, partially offset by an increase in inventories, net of $1,542,000, an increase in prepaid and other current assets of $1,940,000 and a decrease in other current liabilities of $3,720,000.

Net cash provided by investing activities was $55,394,000 in the nine months ended September 30, 2005 compared to net cash used in investing activities of $140,000 in the nine months ended September 30, 2004. Capital expenditures of $1,230,000 in the nine months ended September 30, 2005 were offset by the proceeds from the sale of our investment in Omrix Corporation of $1,624,000. Cash proceeds of $55,000,000 were received from the sale of the global biologics manufacturing business in 2005. During the nine months ended September 30, 2004 net short term investments proceeds of $2,683,000 were partially offset by capital expenditures of $2,340,000.

Net cash used in financing activities was $4,461,000 in the nine months ended September 30, 2005, compared to $3,943,000 in the nine months ended September 30, 2004. These amounts primarily reflected repayment of $5,838,000 of debt in the first nine months of 2005 and $5,262,000 in the first nine months of 2004, in each case partially offset by net proceeds from our issuance of common stock primarily pursuant to our employee stock purchase plan of $1,377,000 and $1,319,000, respectively.

We believe that our cash resources as of September 30, 2005, together with anticipated product sales and proceeds from the divestiture of our global biologics manufacturing business, will be sufficient to fund our ongoing operations and debt service obligations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

•	continued progress in our research and development programs, particularly with respect to Puricase;

•
the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Puricase and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the U.S. market;

•	the timing and magnitude of any future milestone payment obligations;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the U.S. dollar;

•	the quality and timeliness of the performance of our third party suppliers and distributors;

•	the cost of commercialization activities, including product marketing, sales and distribution;

Back to Contents

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

Critical Accounting Policies and Use of Estimates

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

We discuss our critical accounting policies in our restated Annual Report on Form 10-K/A for the year ended December 31, 2004 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates—As Restated.” The critical accounting policies discussed in our Annual Report on Form 10-K/A include the following:

Product Revenue recognition.  Product sales are recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“FAS 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. FAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

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

Back to Contents

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

Back to Contents

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

The aggregate net return allowance reserves as of September 30, 2005 and December 2004 were $3,370,000 and $3,260,000, respectively.

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

The aggregate net inventory valuation reserves as of September 30, 2005 and December 31, 2004 were $7,612,000 and $6,059,000, respectively.

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

We determined that our consolidated financial statements for the years ended December 31, 2002, 2003, and 2004 and for the quarter ended March 31, 2005, should be restated. We have incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs as noted below.

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

We have identified material weaknesses in our internal controls over financial reporting, some of which have not been fully remediated. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not

Back to Contents

being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, revenue recognition errors, deficiencies in income tax analysis, insufficient communication and inadequate controls related to return reserve, inventory valuation reserve and rebate accrual estimates. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 4 of Part I in this Quarterly Report on Form 10-Q for the period ended September 30, 2005. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Risks Relating to Our New Strategic Direction

We are repositioning our company to focus on product development, including an enhanced focus on the clinical development of Puricase, our product candidate currently entering Phase 3 clinical trials. If we are unable to commercialize this product candidate, or any other product candidate that we may pursue in the future, or experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

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

Our ability to commercialize Puricase or any other product candidate that we may develop in the future will depend on several factors, including:

•	successfully completing clinical trials;

•	receiving marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers, to the extent we do not manufacture the product candidates ourselves;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third-party payors.

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

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase demonstrated efficacy in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA, we have submitted a Special Protocol Assessment (SPA) to the FDA for the Phase 3 program. We expect to initiate the Phase 3 program for Puricase during the first quarter of 2006. Our Phase 3 trial may be

Back to Contents

unsuccessful which would materially harm our business. Even if this trial is successful, we may be required to conduct additional clinical trials before a new drug application (NDA) can be filed with the FDA for marketing approval or as a condition of approval.

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

•	enrollment in our clinical trials may be slower than we currently anticipate, or more participants may drop out of our clinical trials than expected;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not be able to obtain marketing approval;

•	obtain approval for indications that are not as intended; or

•	not obtain marketing approval before other companies are able to bring competitive products to market.

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

As part of the change in our strategic business plan, we announced that we intend to concentrate on an active in-licensing program to access and develop novel compounds in late-stage clinical trials. To date, we have had limited success in identifying in-licensing the appropriate compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing and acquisition of pharmaceutical

Back to Contents

products is a competitive area. Numerous companies are also pursuing strategies to license or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

Our operations in 2004 reflected net income for the third quarter of 2004 of $651,000 compared to net loss of $1,958,000 in the third quarter of 2005. Our losses in 2005 resulted from lower product sales and higher general and administrative expenses. We expect to continue to incur substantial losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 51% of our net product sales in the first nine months of 2005 and 49% in the first nine months of 2004. However, while we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

Our return to profitability is dependent on the successful commercialization of Puricase, and any other product candidates that we may develop. If we are unable to successfully commercialize Puricase or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never return to profitability. Even if we do become profitable again, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Back to Contents

A significant portion of our revenues is represented by sales of Oxandrin. Sales of Oxandrin during the first nine months of 2005 as compared to the first nine months of 2004 decreased by $4,013,000, or 11%. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin for the first nine months of 2005 amounted to $32.4 million, representing approximately 51% of our net product sales from continuing operations for that period. Net sales of Oxandrin amounted to $36.4 million in the first nine months of 2004, representing 56% of net product sales from continuing operations. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. While we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

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

We make a significant portion of our sales of Oxandrin in the United States to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. These changes may not reflect underlying prescriber demand and can be influenced by price concessions or announcements of price increases in future periods. We believe that Oxandrin sales in the third quarter of 2004 were negatively affected by reduced purchases by wholesalers as they reduced their inventory levels. Our Oxandrin sales in future periods may be further reduced if wholesalers continue to reduce inventories. This may be more likely if and when a generic version of Oxandrin is introduced.

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

In 2004, we experienced returns of expiring Oxandrin for the first time. As previously described, this led to a review and investigation of the Company’s revenue recognition, historical practices and a financial statement restatement. As of September 30, 2005, $3.1 million remains as an allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Back to Contents

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

The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA’s Current Good Manufacturing Practices, and comparable requirements of foreign regulatory bodies. For example, Rosemont recently completed upgrading its manufacturing facility to obtain FDA approval to sell oral Soltamox, the first oral liquid formulation of Tamoxifen in the United States. Failure by us or our third-party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third-party suppliers with these regulations and standards.

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

The risks that we are likely to face in connection with any future strategic alliances include the following:

•	strategic alliance agreements are typically for fixed terms and are subject to termination under various circumstances, including, in many cases without cause;

•	our collaborators may change the focus of their development and commercialization efforts;

•	we may rely on our collaborators to manufacture, promote, sell and distribute the products covered by our alliances;

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

We significantly expanded our international operations with the acquisition of Rosemont on September 30, 2002. Our net product sales outside the United States accounted for approximately 50% of our total product sales for the first nine months of 2005 and 48% of our net product sales in the first nine months of 2004. Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

As a result of our operations in Israel and the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations. Our results of operations for the first nine months of 2004 and the first nine months of 2005 benefited from the decrease in value of the U.S. dollar relative to the British pound sterling and to the euro. We managed our Israeli operations with the objective of protecting against any material net financial loss from the effects of Israeli inflation and currency devaluations on our non-U.S. dollar assets and liabilities, as measured in U.S. dollars. The cost of our operations in Israel, as expressed in U.S. dollars, was influenced by the extent to which any increase in the rate of inflation in Israel was not offset, or was offset on a lagging basis, by a devaluation of the Israeli Shekel relative to the U.S. dollar. To date, BTG-Israel’s revenues, as measured in Shekels, consisted primarily of research funding from the Office of the Chief Scientist of the State of Israel, as well as product sales in Israel. The Company divested its Israeli operations on July 18, 2005.

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

In connection with the preparation of the Form 10-Q for the period ended September 30, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2004 Form 10- K/A Amendment No. 2 (the “2004 Form 10-K/A”) and outlined below. To date, the material weaknesses identified in the 2004 Form 10-K/A have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

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

Back to Contents

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

As described below, through September 30, 2005, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2004 Form 10-K/A.

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

Back to Contents

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

Back to Contents

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

Except for changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Dated: January 26, 2006

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