Form 10-K
period 2005-12-31
SAVIENT PHARMACEUTICALS INC
filed 2006-03-28
CIK 722104

Back to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
YES   NO

Large accelerated filer                   Accelerated filer                   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   NO

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by The Nasdaq National Market on June 30, 2005) was approximately $212,248,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of March 22, 2006, the number of shares of Common Stock outstanding was 61,223,183.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this report.

Back to Contents

PART I

ITEM 1. BUSINESS

Overview

We are a specialty pharmaceutical company engaged in developing, manufacturing and marketing pharmaceutical products that address unmet medical needs in both niche and broader markets. We currently market one product in the U.S., Oxandrin®, an oral anabolic steroid. Oxandrin is marketed to physicians in the HIV and oncology areas through our dedicated sales force of 17 sales representatives to promote weight gain following involuntary weight loss related to disease or medical condition. We also have one compound in Phase 3 clinical development, Puricase® (PEG-uricase), indicated for the treatment of symptomatic gout in patients in whom conventional therapy is contraindicated or has been ineffective. The Company expects patient dosing to begin in May 2006. We have engaged in a repositioning of our company to focus on the full development of Puricase (PEG-uricase) and to build a portfolio of products targeted to the rheumatology or other specialty therapeutic areas. We also market more than 100 pharmaceutical products in oral liquid form in the UK and some EU countries through our subsidiary, Rosemont Pharmaceuticals Limited (“Rosemont”). In February 2006 we announced that we have engaged investment bankers and are exploring strategic alternatives for Rosemont including the potential spin out or sale of the business.

During July 2005 we divested our global manufacturing biologics business and in January 2006 we completed the sale of our injectible testosterone product Delatestryl®.

We were incorporated in Delaware in 1980 as Bio-Technology General Corp. and changed our name to Savient Pharmaceuticals, Inc. in June 2003. Our principal executive offices and headquarters are located in East Brunswick, New Jersey.

Our Products

Oxandrin

Oxandrin is an oral synthetic derivative of testosterone used to promote weight gain following involuntary weight loss related to disease or medical condition. We sell Oxandrin in both 2.5mg and 10mg tablets. We first introduced Oxandrin with the 2.5mg strength in December 1995 and followed with the 10mg tablet in October 2002. The 10mg strength was introduced to reduce the number of pills required to be taken by patients taking 20mg a day, which is a common dosage. By the end of 2005, approximately 54% of all Oxandrin prescriptions were being filled with the 10mg tablet.

Since our 1995 launch of Oxandrin, a significant portion of Oxandrin sales has been for the treatment of patients suffering from AIDS-related weight loss. We have supported investigator initiated clinical studies to help understand potential uses of Oxandrin in other disease-related weight loss conditions. To date, clinical trials have been completed relating to the use of Oxandrin to promote weight gain in the frail elderly population, as well as patients suffering from burns, decubitus ulcers resulting from malnutrition, chronic obstructive pulmonary disease and cancer. Oxandrin has shown positive activities in these patient populations.

Our financial results have been heavily dependent on Oxandrin sales since we first introduced the product. Oxandrin sales represented 52% of our net product sales in 2005, 57% in 2004 and 58% in 2003. However, oxandrolone, the active ingredient in Oxandrin, is off- patent, and our patents directed to the use of the active pharmaceutical ingredient in Oxandrin for weight gain have also expired. Several companies have filed drug master files for oxandrolone API and we believe one or two companies have pending Abbreviated New Drug Applications (“ANDA”) for generic formulations of Oxandrin with the U.S. Food and Drug Administration, or FDA. While we cannot predict when generic competition for Oxandrin may begin, if at all, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of a generic product would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect our results of operations. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

Back to Contents

In February 2004 we filed a Citizens Petition with the FDA requesting that, in the interest of public health and safety, the Commissioner of Food and Drugs not approve any ANDAs for generic oral products containing oxandrolone prior to their adopting standard bioequivalence standards as well as the requirement for any generic product to have completed a warfarin interaction trial. Our request is based on evidence of significant interaction between Oxandrin and warfarin which requires a warfarin dose reduction of up to 90% in patients when initiating therapy of Oxandrin. This petition cited a serious safety concern in patients using Oxandrin together with anticoagulant drugs containing warfarin if the warfarin dose adjustment was not made appropriately. In addition, our petition cited concerns related to the physical-chemical properties of the oxandrolone drug substance which are important for manufacturing quality assurance. The petition argues that, as a result of these physical-chemical properties, oxandrolone is categorized by the FDA as a “problem drug” in terms of manufacturing.

We have since filed with the FDA affidavits supporting our February 2004 petition. In August and September 2004, two opposition comment letters to our petition were filed with the FDA. In August 2004 the FDA issued a letter to us stating that extensive review of the questions raised in our petition will be required before the FDA can respond. In February 2005 we submitted another supplemental position paper to the FDA in support of our Citizens Petition advocating the adoption of rigorous impurity standards for oxandrolone consistent with those recently published by the United States Pharmacopeia, which will become the standard in 2006. Since the August 2004 letter from the FDA, we have received no further communication from the FDA regarding our first petition.

In September 2005 we filed a second Citizens’ Petition with the FDA requesting that the Commissioner of Food and Drugs not approve any ANDAs for generic oral products containing oxandrolone prior to the expiration of the Company’s exclusive labeling for geriatric dosing on June 20, 2008. We were granted the three years of market exclusivity on June 20, 2005 under section 505(j) of the Federal Food, Drug and Cosmetic Act (FFDCA) for changes to the labeling of Oxandrin for its use in geriatric patients based on clinical data which was derived from a clinical study on elderly patients examining the safety and pharmakinetics of a range of Oxandrin doses and was submitted to the FDA. On the basis of this data, the labeling of Oxandrin was changed to include the specification of a lower starting dose in patients older than 65 years of age. The FDA’s guidance on geriatric labeling also requires that ANDA’s contain the same geriatric labeling as the Reference Listed Drug (“RLD”).

A significant number of patients who are treated with Oxandrin are geriatric patients. Savient’s clinical data confirmed that geriatric patients have different pharmacological reactions to Oxandrin; therefore, geriatric labeling for Oxandrin is necessary for its safe use. In this second Citizens’ Petition we set forth our position that, if fully substitutable generic versions of oxandrolone were to be approved without Oxandrin’s protected geriatric labeling, such drugs would have labeling that is less restrictive and potentially less safe than that of Oxandrin for use by the elderly. In October 2005 and February 2006, three opposition comment letters to our September 2005 petition were filed with the FDA. In March 2006 the FDA issued a letter to us stating that our September 2005 petition raises complex issues which requires extensive review and analysis by FDA officials before they can respond. There was no indication from the FDA as to when we might expect a decision.

We distribute Oxandrin primarily in the United States and sales of Oxandrin outside of the United States have historically been minimal.

Oral Liquid Pharmaceutical Products

Our Rosemont subsidiary develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form because of age, medical conditions or personal preference. Oral liquid formulations are primarily used by patients who suffer from swallowing difficulties or neurologic deficits where a physician or healthcare professional feels the patient would benefit from an oral liquid medication. The elderly are the primary patient population for oral liquid formulations, although these formulations are often administered to the pediatric population as well. Many of Rosemont’s products are unique in an oral liquid form and cover a wide range of disease states. Rosemont’s major therapeutic and product areas are cardiovascular, central nervous system, opioids, diuretics, antibiotics, vitamins and

Back to Contents

oncology. Major products in Rosemont’s portfolio include oral liquid formulations of tamoxifen, dipyridamole, furosemide, dexamethasone, sulpiride, methadone and folic acid.

Rosemont has historically focused on the UK market, with minimal export sales. During the course of 2004 and early 2005, modifications were made to Rosemont’s UK manufacturing facility to meet US FDA standards and we received FDA approval of Soltamox in October 2005 under FD&C Act 505(b)(2). In February 2006 we signed a letter of intent with Cytogen Corporation under which we are negotiating an agreement for Cytogen to distribute Soltamox in the United States.

Rosemont primarily sells two categories of products: licensed products and specials. Licensed products are products for which Rosemont has received UK regulatory approval to promote the oral formulation to physicians, nurses and pharmacists. Specials are products for which Rosemont has a limited UK regulatory approval to accept custom orders for the product, but which Rosemont is not permitted to promote. Sales of UK licensed products accounted for approximately 71% of Rosemont’s sales in 2005, 73% in 2004 and 74% in 2003. Sales of specials, together with export and contract manufacturing of branded oral liquid formulations for third parties, accounted for the remainder of Rosemont’s sales in each of these years. Sales of oral liquid pharmaceuticals represented 44% of Savient’s net product revenue in 2005, 37% in 2004 and 28% in 2003.

Rosemont’s second leading area of profitability is the specials market; specials are products sold on a named patient basis where a licensed product is not available. Rosemont is one of the leading UK companies to provide an extensive list of available liquid specials. Of Rosemont’s more than 100 products, almost half are specials. Typically, these specials are for the UK market only and are shipped within 24 hours after receipt of an order. These products are unique as typically there are no licensed liquid formulations of these products available. Rosemont’s formulation expertise can generally create a novel special in six to nine months for introduction into the UK market. One facet of Rosemont’s strategy is to first produce products as specials, after which it conducts bioequivalence and stability studies to obtain a license to promote those as products, which typically requires two to three years. Rosemont maintains an in-house development capability for both its specials and licensed products.

Rosemont’s expertise for over 30 years is to create unique oral prescription liquids where no such product currently exists. This market niche is highly profitable as it faces only limited competition as the mainstay of therapy tends to be the originators oral solid dosage forms. Rosemont’s products do not follow the typical life cycle of off-patent drugs, as they may continue to grow for many years without significant price erosion due to the fact that these products are the only branded liquid alternatives to the originators oral solid dosage form. We expect that Rosemont’s growth in the near term will result primarily from the plethora of new global pharmaceutical products that are being taken by an aging population of patients who have swallowing difficulties and need this alternative dosage related to products for rheumatology, pain, cardiovascular, diabetic and CNS products targeting the elderly. Additional growth will come from continued geographic expansion into the US and EU as Rosemont is now an FDA approved manufacturing site for Soltamox and has the potential for providing more products into the US. According to IMS Health, the oral liquids segment of the UK market is currently growing at approximately 15% per year, which is substantially higher than the UK pharmaceutical market’s growth rate as a whole. We believe that UK government policy helps to drive the consumption of oral liquid formulations because it recommends that the “method of administration” be an important consideration when administering medicines to elderly patients as well as addressing the consistency in dosing and potential liability to healthcare providers when tablets are crushed. Oral liquid formulations represent an alternative in medication delivery in patients with swallowing difficulties or neurologic deficit where a physician or healthcare professional feels the patient would benefit from an oral liquid medication. Rosemont’s principal competitors are UK pharmaceutical companies active in the marketing of drugs for use by elderly and pediatric patients.

In February 2006 we announced the engagement of Citigroup to explore strategic alternatives for Rosemont, including the potential spin out or sale of the business.

Back to Contents

Our Clinical Pipeline

Puricase (PEG-uricase)

Puricase (PEG-uricase) is a polyethylene glycol (PEG) modified recombinant porcine uricase intended to control hyperuricemia in patients with symptomatic gout who are intolerant of or inadequately responsive to conventional therapy. Gout develops when uric acid accumulates in the tissues and joints as a result of elevation of blood concentration of uric acid (hyperuricemia) persisting for years to decades. Gout is usually associated with bouts of severe joint pain and disability (gout flares) and tissue deposits of urate crystals (gout tophi). Patients with severe gout have an associated increased risk of kidney failure, which may lead to life-threatening complications. Urate oxidase (or uricase) is an enzyme that is not naturally expressed in humans but is present in almost all other mammals. Uricase eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. Whereas uric acid is poorly soluble in blood and tends to precipitate when the blood concentration is too high, allantoin is easily soluble in blood and does not tend to form crystals in the body tissues or in urine. Treatment with uricase is expected to eliminate uric acid in the blood and may possibly also eliminate tissue deposits of urate crystals by converting the uric acid to easily excreted allantoin.

In 2002 and 2003 we conducted the first of two Phase 1 clinical trials at the Duke University Medical Center, using subcutaneous delivery of Puricase (PEG-uricase). The results demonstrated a dose-dependent reduction in uric acid levels. Some individuals participating in the study experienced allergic reactions such as hives or inflammation at the injection site. Therefore, the trial was terminated prematurely and the subcutaneous route was abandoned. We completed a second Phase 1 clinical trial in the fourth quarter of 2003 in which Puricase (PEG-uricase) was administered intravenously. As expected, an inverse relationship between plasma uric acid and blood level of Puricase (PEG-uricase) enzyme activity was demonstrated. A minimum effective dose and a dose-response plateau were identified in terms of plasma uric acid response from the first few hours after intravenous infusion and lasting to the end of the three-week observation period. In that trial no clinical allergic responses were observed and no adverse reactions were noted at the site of intravenous infusion. In 2004 and 2005 we conducted an open label, randomized, three-month Phase 2 safety and efficacy clinical trial of Puricase (PEG-uricase) to determine an appropriate dose and dose regimen and to further test in pivotal registration studies (Phase 3). The results of the study confirmed and extended the single dose data obtained in Phase 1, again showing a minimum effective dose and a dose-response plateau, in terms of plasma uric acid normalization. The most important and most common adverse events observed in the Phase 2 trial were associated with infusion reactions. Infusion reactions are adverse events occurring around the time of dose administration and are typical of biological drugs administered by intravenous infusion. Characteristically, infusion reactions can be mitigated or avoided when the volume and duration of infusions are increased. Since the infusion volume and duration was reduced by half between Phase 1 and Phase 2, it is anticipated that, by again increasing the volume and duration of infusion in Phase 3, the number and severity of infusion reactions can be effectively reduced. No other important safety issues have arisen from the Phase 2 data set. In sum, the tolerability, safety, and efficacy profile of Puricase (PEG-uricase) observed in Phase 2 support full development of the product in Phase 3 clinical trials.

Phase 3 clinical dosing is expected to begin in May 2006. In March 2006 we announced that we had reached an agreement with the FDA through a Special Protocol Assessment on the clinical trial protocol for these Phase-3 trials. These trials will consist of two replicate placebo controlled studies of six months duration, each involving approximately 100 hyperuricemic patients with symptomatic gout for whom conventional therapy is contraindicated or has been ineffective. The primary efficacy endpoint of the Phase 3 studies will be the proportion of patients who achieve normalization of the plasma uric acid. Secondary efficacy endpoints will assess the treatment effect of Puricase (PEG-uricase) on the burden of gout tophi, the frequency of gout flares, the count of tender and swollen joints, and improvement in patient-reported outcomes. All patients who complete the Phase 3 studies will be invited to participate in a follow-on long term open label extension protocol. The registration data set is expected to include the six-month placebo-controlled data as well as available safety data from the open label extension trial at the time of submission, and a 120-day (following submission) safety update from the extension trial.

Back to Contents

Puricase (PEG-uricase) received “orphan drug” designation by the FDA prior to initiation of Phase 1 studies. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications to market the same drug for the same orphan indication may not be approved in the United States for a period of seven years, except in limited circumstances. However, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained would not block the approval of the competitive product.

Manufacturing and Supply Arrangements

Oxandrin

Through March 2005 Searle, a subsidiary of Pfizer, manufactured and supplied us our requirements of oxandrolone, which is the active ingredient in Oxandrin, pursuant to the terms of a manufacturing agreement which expired at that time. Pursuant to the terms of the expired Agreement, the final shipment of oxandrolone manufactured by Searle will be received by us in the first half of 2006. Additionally, under the terms of the expired Agreement, Searle has agreed not to produce oxandrolone for any other entity prior to October 2009. DSM Pharmaceuticals, Inc. manufactures our 2.5mg and 10mg Oxandrin tablets for us from the oxandrolone bulk supplied by Searle. We also have an alternative supply agreement with Gideon-Richter Ltd., pursuant to which Gideon-Richter will supply oxandrolone to us on an exclusive basis if we meet specified annual minimum purchase requirements. We believe that the final shipment to be received from Searle when combined with our existing inventory of oxandrolone and our new source of supply from Gideon Richter will satisfy our requirements through at least 2009.

Puricase (PEG-uricase)

We have entered into an arrangement with our former global biologics manufacturing business, Bio-Technology General (Israel) Ltd. (BTG-Israel) in Israel to serve as the initial primary FDA approved manufacturer of our product candidate, Puricase (PEG-uricase) for the remaining clinical development program and for initial commercial supply of product, as well as to provide the regulatory support required of a contract manufacturer with respect to the NDA filing that will be necessary for the approval of the product. We are also in the process of identifying alternate sources of supply of Puricase (PEG-uricase), planning a transfer of technology to such alternate supplier with the cooperation of BTG-Israel and concluding a long term supply agreement with the supplier of key active ingredients for the product. We believe that our current arrangements for the supply of clinical and commercial quantities are adequate to complete our clinical development program and to satisfy initial commercial supply for Puricase (PEG-uricase) upon its approval.

Oral Liquid Pharmaceutical Products

Rosemont manufactures all of its products at its UK manufacturing facility, which is registered with the UK Medicines and Healthcare Products Regulatory Agency, or MHRA. This facility is designed for the production of aqueous oral liquids in a range of presentations from simple syrups to suspensions. Rosemont also holds a Manufacturer’s Specials License allowing for the manufacture of unlicensed oral liquid drugs. Rosemont’s facility was last inspected by MHRA in March 2004. The next MHRA inspection is mid-March 2006. Rosemont conducts limited contract manufacturing for third parties. During the fourth quarter of 2002, Rosemont obtained a “Home Office” license from the MHRA allowing the UK facility to handle and process anabolics. In October 2005, we received FDA approval of Rosemont’s UK facility to manufacture Soltamox for sale in the United States.

Sales and Distribution

In the United States, we primarily sell Oxandrin. Until September of 2002, our sales were primarily to a single distributor. Thereafter, we engaged that same distributor to fulfill orders and invoice drug wholesaler customers on our behalf. In 2004 we replaced that sole distributor with Integrated Commercialization

Back to Contents

Services, Inc (ICS). Our sales to one drug wholesaler customer, the parent of ICS, were 19% of total revenue in 2005, 15% in 2004 and 20% in 2003. Sales to a second drug wholesaler customer were 20% of total revenue in 2005, 29% in 2004 and 19% in 2003. Sales to a third drug wholesaler customer were 19% of total revenue in 2005, 20% in 2004 and 19% in 2003.

Research and Development

Our research and development expenses totaled $19.6 million in 2005, $22.3 million in 2004 and $25.0 million in 2003. Prior to the sale of our former global biologics manufacturing business in July 2005, we had received financial grants in support for research and development from the Office of the Chief Scientist of the State of Israel for the development of Puricase (PEG-uricase). These grants from the Office of Chief Scientist of the State of Israel are subject to repayment through a royalty on the commercial sales of Puricase (PEG- uricase) when they commence.

Since the sale of our former global biologics manufacturing business in July 2005, we no longer internally conduct primary scientific research on potential products. Instead, our efforts focus on the clinical development of products in our development pipeline for which we have commercialization rights for our own account. As of March 2, 2006, in addition to our agreements with clinical trial organizations, we had approximately seven scientists or related personnel and one regulatory scientist assigned to the Puricase (PEG-uricase) development project.

Rosemont conducts its own liquid formulation research and development. These products are generally liquid formulations of the originators oral solid dosage forms and are some of the most widely prescribed popular medications for patients. Our goal is to provide a liquid prescription alternative where a medical need exists for these patients who are generally the elderly or young where swallowing a pill or tablet is difficult. This research is undertaken at its Leeds facility and as of March 2, 2006 four formulation specialists and twelve related personnel were engaged in this research and development activity.

Rosemont’s products for formulation and development cover a wide range of oral liquid presentations from simple solutions to complex suspensions. We apply this technology to supply products on a named patient basis or specials, to full registration for licensed products.

Governmental Regulation

Regulatory Compliance

Regulation by US and foreign governmental authorities is a significant factor affecting the timing of the commercialization of our products and our ongoing research and development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. In the United States, these procedures include pre-clinical studies; the filing of an Investigational New Drug application, or IND; human clinical trials and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a biologic license application, or BLA, for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, as well as details concerning the drug manufacturing process and its controls, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin.

Back to Contents

Typically, clinical testing involves a three-phase process:

•
Phase 1 clinical trials are conducted in a small number of volunteers or patients to determine the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism;

•
Phase 2 clinical trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and

•
Phase 3 large scale, multicenter, well controlled clinical trials are conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product for registration, as required by the FDA.

The results of the preclinical and clinical testing and chemistry, manufacturing and controls are then submitted to the FDA in the form of either an NDA or BLA for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. Any approval required by the FDA might not be obtained on a timely basis, if at all.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing and quality control, some specific non-clinical toxicology studies and some laboratory tests, and clinical studies conform on an ongoing basis with Good Manufacturing Practice (GMP), Good Laboratory Practice (GLP), and Good Clinical Practices (GCP), respectively. In complying with GMP, GLP and GCP, we must expend time, money and effort in the areas of training, production and quality control. Following approval of the NDA or BLA, we remain subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

Regulatory requirements and approval processes in EU countries are similar in principle to those in the United States and can be at least as costly and uncertain. The European Union has established a unified centralized filing system administered by The Committee for Medicinal Products for Human Use (CHMP) and designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

Under UK regulations Rosemont is permitted to sell two categories of products. For those products for which Rosemont completes bioequivalence and stability studies, Rosemont applies for a product license from the UK Medicines and Healthcare Products Regulatory Agency permitting Rosemont to promote such products to physicians, nurses and pharmacists. For those products for which Rosemont has not obtained such a license, Rosemont holds a limited license to accept custom orders for the product, known as specials, but it is not permitted to promote these products.

We use and will continue to use third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research.

Back to Contents

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. For example, the passage of the Medicare Prescription Drug and Modernization Act of 2003 imposed requirements for the distribution and pricing of prescription drugs which affect the marketing of our products. The subsequent Medicare Part D prescription program that went into effect January 1, 2006 will provide prescription coverage to approximately 11 million people with an estimated cost of $724 billion through 2015, creating additional pressures on product pricing.

UK-based pharmaceutical companies are subject to two pricing schemes for their products. Generic product prices are generally required not to exceed government-agreed pricing levels. Branded products with annual sales to the UK National Health Service above stated levels are generally subject to an overall profit formula that is designed to ensure that prices are not unreasonable and that is applied to a company’s entire branded portfolio. Given the composition of Rosemont’s business and the projected growth rates of its branded products, we do not expect to face any specific price limits under the current regulations on either scheme. The UK government recently reviewed the overall pricing structure for branded prescription medicines and agreed with the Association of British Pharmaceutical Industry to reduce the prices of all branded prescription medicines by 7%, effective January 1, 2005. This reduction affected approximately one third of Rosemont’s revenues. This was the first reduction since 1999 and we do not expect further reductions until at least 2010. For unique licensed products, Rosemont is free to set its own introductory price in consultation with the government. There are currently no price restrictions on the pricing of specials although the government is consulting with the industry on this issue.

Patents and Proprietary Rights

Our scientific staff and consultants continually work to develop proprietary techniques, processes and products. We protect our intellectual property rights in this work by a variety of means, including filing patent and trademark applications in the United States, Europe and other major industrialized countries. We also rely upon design registrations, trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position.

As of March 23, 2006, we maintained worldwide approximately 106 issued patents either owned or exclusively licensed by us, including 16 patents issued in the United States. Additionally, approximately 78 patent applications owned or exclusively licensed by us are pending in various countries. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection; and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights. Such litigation may consume substantial amounts of our resources.

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

The following is the intellectual property status for our principal products and product candidates:

Oxandrin®

We have been granted several US patents directed to the use of oxandrolone in the treatment of wounds, burns, and chronic obstructive pulmonary disease, and in ameliorating muscle weakness and wasting in HIV-positive patients. Furthermore, we have filed patent applications directed to oxandrolone compositions, methods of skin and wound healing and methods of treating burns and trauma-induced weight loss that are pending in the United States and other countries. These patents and patent applications, if issued, would expire between 2012 and 2022. We also have registered OXANDRIN as a trademark in the United States.

Back to Contents

Soltamox™

We have patented the Soltamox™ liquid tamoxifen formulation in the United States and various other countries. These patents will expire in 2018. We have filed a request for patent term extension to extend the life of the US patent covering the Soltamox™ formulation. We have registered SOLTAMOX as a Community Trademark in the European Union and an application for the mark has been approved in the United States.

Puricase®

We have exclusively licensed from Mountain View Pharmaceuticals and Duke University certain patents and pending patent applications directed to PEGylated urate oxidase, as well as methods for making and using such uricases. These patents and patent applications, if issued, would expire between 2019 and 2021. Mountain View Pharmaceuticals has registered the PURICASE trademark, which we have exclusively licensed.

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

Many of Rosemont’s oral liquid formulations are unique with competition limited to other specials manufacturers and research-based companies with originators oral liquid formulations or oral solid dosage forms. Rosemont has relatively few generic or multi-sourced products.

In the United States, Oxandrin competes against other anabolic agents and appetite stimulants.

Employees

As of March 2, 2006, we had 241 employees worldwide. 45 employees are related to manufacturing or production activities; 65 are related to sales and marketing activities; 27 are related to research and development activities; 43 are related to quality assurance and control; and 61 are in general and administrative positions. 87 employees are located in the United States and 154 are in the United Kingdom. We strongly believe that relations with our employees are good and continually improving with the completion of the restatement effort and the implementation of enhanced infrastructural supports.

Back to Contents

Available Information

Our Internet website is http://www.savientpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We have made these reports available through our website during the period covered by this report at approximately the same time that they become available from the Securities and Exchange Commission, or SEC.

Our board of directors corporate governance guidelines, code of ethics, whistleblower policy, and the charters of the Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee are each available on the corporate governance section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Savient Pharmaceuticals, Inc., One Tower Center, Fourteenth Floor, East Brunswick, New Jersey 08816.

Back to Contents

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions

Christopher Clement	50	President and Chief Executive Officer
Philip K. Yachmetz	49	Executive Vice President and Chief Business Officer
David Fink	47	Senior Vice President – Commercial Operations
Gina Gutzeit	44	Interim Chief Financial Officer
Zebulun D. Horowitz, M.D	54	Senior Vice President – Chief Medical Officer
Robert Lamm	51	Senior Vice President – Quality & Regulatory Affairs

Christopher Clement joined us in May 2002 as President and Chief Operating Officer and was appointed President and Chief Executive Officer in July 2004. From September 2000 until joining us, Mr. Clement served as CEO and Chairman of Epicyte Pharmaceutical, Inc. Prior to joining Epicyte, he held the positions of Executive Vice President and Senior Vice President, Chief Marketing Officer at Ares-Serono Group. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, including Vice President of Marketing, Vice President of Corporate Product Planning, Vice President, General Manager of Global Franchises, and Division President. Mr. Clement also held management positions at Ciba-Geigy Pharmaceuticals and Merck and Co.

Philip K. Yachmetz joined us in May 2004 as Senior Vice President – Corporate Strategy, General Counsel and Secretary and was appointed Executive Vice President & Chief Business Officer in February 2006. Mr. Yachmetz joined us from Progenics Pharmaceuticals, Inc., where he held the position of Vice President, General Counsel and Secretary since 2000. From 1998 to 2000 he served as Senior Vice President, Business Development, General Counsel and Secretary at CytoTherapeutics, Inc. (now StemCells, Inc.). He also founded and served as Managing Director of Millennium Venture Management, LLC, a business consulting and advisory firm to the pharmaceutical, healthcare, and high technology industry. From 1989 to 1996, he held legal positions of increasing responsibility at Hoffmann-La Roche Inc. Mr. Yachmetz is an attorney admitted to the bar in New Jersey and New York.

David Fink joined the Company in March 2005 as Senior Vice President, Commercial Operations. Mr. Fink joined us from MedPointe Pharmaceuticals, Inc., where he was an equity investor and Vice President, Marketing since 2003. From 1998 to 2003 he served as Vice President – Immunology Business at Bristol Myers Squibb. Mr. Fink also previously held positions of increasing responsibility with Schering-Plough Corporation and Lederle Laboratories.

Gina Gutzeit was appointed interim Chief Financial Officer in October 2005. Since September 2002, Ms. Gutzeit has been a senior managing director with FTI Palladium Partners, the interim management practice of FTI Consulting, Inc., a corporate finance consulting firm. From July 2000 to August 2002, Ms. Gutzeit was a partner in the Financial Advisory Services practice of PricewaterhouseCoopers LLP.

Zebulun Horowitz, M.D. joined us in March 2003 as Senior Vice President – Chief Medical Officer. Prior to joining us, Dr. Horowitz was Executive Director of Global Clinical Research and Development of Novartis Pharmaceuticals. Prior to joining Novartis in 1996, he was Principal Scientist and Medical Director, New Drug Development at Procter & Gamble Pharmaceuticals from 1992 to 1996; Associate Professor of Clinical Medicine at University of Cincinnati College of Medicine (Endocrinology) from 1989 to 1996; Section Chief and Consultant in Endocrinology, Diabetes, Metabolism at Veterans Administration Medical Center, Cincinnati, Ohio, from 1989 to 1996; Assistant Professor of Medicine and Assistant Attending Physician, New York University School of Medicine – Bellevue Hospital Medical Center from 1983 to 1989, and Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City from 1982 to 1984. He received his M.D. in June 1978 from New York University School of Medicine and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).

Robert Lamm, PhD joined us in June 2002 as Vice President, Worldwide Quality Assurance and was appointed Senior Vice President – Quality & Regulatory Affairs in February 2006. Prior to joining Savient,

Back to Contents

Dr. Lamm was a Consultant at Quantic Consulting, Inc from 2001 until 2002. Prior to that time, Dr. Lamm was employed by Carter-Wallace, Inc. from 1987 to 2001 in positions of increasing responsibility, the last five years as Vice-President of Corporate Quality Standards. From 1984 to 1987, Dr. Lamm worked at Bristol-Myers Squibb Corporation as Quality Section Head. Dr. Lamm received his Masters of Science and Ph.D. degrees from Rutgers University in 1980 and 1984, respectively.

ITEM 1A. RISK FACTORS

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

Risks Related to our Restatement

          The restatement of our consolidated financial statements had, and could continue to have, a material adverse impact on us, including increased costs, the possibility of legal or administrative proceedings and delisting warnings from The NASDAQ National Market.

In 2005 we determined that our consolidated financial statements for the years ended December 31, 2002, 2003, and 2004 and for the quarter ended March 31, 2005 should be restated. We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement, and although the restatement is complete, we may incur additional related costs.

Back to Contents

For example, the Division of Corporation Finance of the SEC has provided comments to us relating to certain of our accounting practices. We believe that we have responded to all of these questions in full; however, it is possible that the Division of Corporation Finance will have further comments. Any further comment letters from the Division of Corporation Finance would likely divert more of our management’s time and attention and cause us to incur additional costs. Similarly, in the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on this restatement, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

          We have identified material weaknesses in our internal controls over financial reporting, some of which have not been fully remediated. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, deficiencies in income tax analysis, insufficient communications, insufficient treasury controls, and insufficient controls related to stock based compensation. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 9A in this Annual Report on Form 10-K. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Risks Relating to Our New Strategic Direction

          We are repositioning our company to focus on product development, including an enhanced focus on the clinical development of Puricase (PEG-uricase), our lead product candidate currently entering Phase 3 clinical trials. If we are unable to commercialize this product candidate or any other product candidate that we may pursue in the future, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

As part of our strategic business plan, we are repositioning our company to focus on the full development of our pipeline products. This will include an enhanced focus on the clinical development of Puricase (PEG-uricase), our lead product candidate currently entering Phase 3 clinical trials and for which we recently reached an agreement with the FDA on the protocols for such trials through a Special Protocol Assessment. We also plan to engage in an active in-licensing program to access and develop novel compounds in clinical stage as well as marketed products complementary to this strategy.

Our ability to commercialize Puricase (PEG-uricase) or any other product candidate that we may develop in the future will depend on several factors, including:

•	successfully completing clinical trials;

•	successfully manufacturing fully comparable clinical and commercial drug supply;

•	receiving marking approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers, to the extent we do not manufacture the product candidates ourselves;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.

Back to Contents

If we are unable to successfully commercialize Puricase (PEG-uricase), or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed. We will face similar drug development risks for any other product candidates that we may develop in the future.

          Puricase (PEG-uricase), and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and extensive manufacturing quality assessments to obtain regulatory approval.

We must successfully complete clinical trials for Puricase (PEG-uricase) before we can apply for its marketing approval.

In December 2004 we administered the last patient dose in a Phase 2 clinical trial of Puricase (PEG-uricase) and we completed the full analysis of the results of this study in April 2005. In May 2005 we reported positive top-line Phase 2 clinical trial results for Puricase (PEG-uricase). The results from the Phase 2 clinical trial showed that Puricase (PEG-uricase) showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005 we submitted a Special Protocol Assessment (SPA) of the Company’s Phase 3 protocols. In March 2006 the Company received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols. The Company plans to implement the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional thereapy is contraindicated or has been ineffective. We expect patient dosing to begin in May 2006, subject to no objections from the FDA and Institutional Review Boards in the US and/or Ethics Committees outside the US. Our Phase 3 trial may be unsuccessful which would materially harm our business. Even if this trial is successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before an NDA (or BLA) can be filed with the FDA for marketing approval or as a condition of approval.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize Puricase (PEG-uricase), including:

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

Back to Contents

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether our ongoing clinical trials will be completed on schedule. Similarly, we do not know whether our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials could also allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

          Our new strategic focus includes a licensing program to partner our Puricase (PEG-uricase) product outside the United States and to in-license other novel compounds to build our development portfolio. We may not be successful in our licensing efforts and in expanding our portfolio of products in this manner.

As part of the change in our strategic business plan, we announced that we intend to seek a development and commercialization partner for Puricase (PEG-uricase) outside the United States and to also concentrate on an active in-licensing program to access and develop novel compounds in clinical stage. To date, we have had limited success in identifying a suitable partner outside the United States and in identifying and in-licensing the appropriate compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing, partnering and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license, partner or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:

•
we may be unable to identify a partner outside the United States that possesses the expertise or size necessary to successfully complete the development and commercialization of Puricase (PEG-uricase);

•	we may be unable to identify suitable products or product candidates within our areas of expertise;

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on our investment in the product; or

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us.

If we are unable to develop suitable potential product candidates by obtaining rights to novel compounds from third parties, our business could suffer.

Risks Related to Our Business

          We incurred an operating loss in 2005 and anticipate that we may incur net losses for the foreseeable future. If we are unable to commercialize Puricase (PEG-uricase) or any other product candidates, we may never return to profitability.

We incurred an operating loss of $5,703,000 in 2005 primarily related to a decrease in revenues. We expect to continue to incur losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 52% of our net product sales in 2005 and 57% in 2004. However, although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

Back to Contents

Our return to profitability is dependent on the successful commercialization of Puricase (PEG-uricase) and any other product candidates that we may develop, license or acquire. If we are unable to successfully commercialize Puricase (PEG-uricase) or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never return to profitability. Even if we do become profitable again, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

          A significant portion of our revenues is attributable to sales of Oxandrin. Sales of Oxandrin declined during 2005 as compared to 2004 and 2003. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin amounted to $44,405,000 in 2005 and $53,520,000 in 2004, representing approximately 52% and 57% of our net product sales, respectively.

We believe several companies have filed Abbreviated New Drug Applications, or ANDAs, with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect our results of operations. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

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

A significant portion of our sales of Oxandrin in the United States are to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. These changes may not reflect underlying prescriber demand and can be influenced by price concessions or announcements of price increases in future periods. We believe that Oxandrin sales in the second quarter of 2004 were negatively affected by reduced purchases by wholesalers as they reduced their inventory levels. Our Oxandrin sales in future periods may be further reduced if wholesalers continue to reduce inventories. This may be more likely if and when a generic version of Oxandrin is introduced.

Back to Contents

The Ross Products Division of Abbott Laboratories, or Ross, marketed Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. We have terminated the co-promotion agreement effective as of December 31, 2005. To date, the average prescription written for the elderly in the long-term care market involves a lower dose of Oxandrin than the average prescription written for the HIV market. As a result, the rate of growth in Oxandrin sales may be less than the rate of growth in prescriptions. With our termination of the Ross co-promotion agreement we plan to direct a portion of our sales and marketing efforts to the long-term care market. However, if we are unsuccessful in these efforts, our sales of Oxandrin would be negatively affected.

Our results of operations have been adversely affected by returns of Oxandrin. Future returns of Oxandrin or other products could also affect our results of operations.

In 2004 we experienced returns of expiring Oxandrin for the first time which led to a review and investigation of the Company’s revenue recognition, historical practices and a financial statement restatement. Accordingly, our revenues were increased by $10,866,000 and reduced by $3,342,000 and $1,364,000 for the years ended December 31, 2004, 2003 and 2002 respectively. As of December 31, 2005, $2,888,000 represents our allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin in December 1995 through December 2000, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV-related weight loss. These patients’ needs for Oxandrin may decrease as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially.

Our products must compete with others to gain market acceptance and market share. An important factor will be the timing of market introduction of competitive products. The most recent competitor to enter this market was Par’s introduction of megace ES in June 2005. They are primarily displacing generic megace which represents 75% of our market, but also has an impact on Oxandrin. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

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

Back to Contents

          Manufacturing our products and those of Rosemont’s requires us and Rosemont to meet stringent quality control standards. In addition, we depend on third parties to manufacture our products and plan to rely on third parties to manufacture any future products. If we or these third parties fail to meet applicable quality requirements, our revenues and product development efforts may be materially adversely affected.

The manufacture of our products involves a number of technical steps and requires us, Rosemont, or our third party suppliers and manufacturers to meet stringent quality control specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, we or our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. The inability of us or Rosemont to fulfill market demand, the inability of Rosemont to fulfill the demand requirements of its U.S. distribution partner, Cytogen, for Soltomax, or the inability of our third party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.

Further, we depend on third parties for the supply of our products. Failure of any third party to meet applicable regulatory requirements may adversely affect our profit margins or result in unforeseen delays or other problems beyond our control. Should Rosemont fail to continue to meet applicable regulatory requirements for its products within its market or for supply to the United States such failure may adversely affect Rosemont’s sales and profit margins or result in product back-orders or withdrawal or suspension of the marketing authorization for its products in the relevant jurisdiction.

Risks involved with engaging third party suppliers include:

•	reliance on the third party for regulatory compliance and quality assurance;

•
the possible breach of the manufacturing agreement by the third party or the inability of the third party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel; and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Additionally, we rely on a single source supplier for the manufacture of our product candidate Puricase (PEG-uricase) and have a single source supplier of an active ingredient contained in such product with which we currently have no long term supply agreement. We have entered into an arrangement with our former global biologics manufacturing business, BTG-Israel in Israel to serve as the initial primary manufacturer of our product candidate, Puricase (PEG-uricase). The ability of BTG-Israel to consistently perform these activities may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. These hostilities have, at times, caused security and economic problems in Israel.

Any major hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of the product under our Agreement and in turn affect our ability to complete the clinical development of Puricase (PEG-uricase). While we are in the process of identifying alternate sources of supply of Puricase (PEG-uricase) and concluding a long term supply agreement with the supplier of the key active ingredients for the product, the completion of the process conclude such agreement and to successfully identify and reach agreement with such alternate source and the time to conduct a technology transfer to enable the alternate source to scale up and validate it manufacturing processes for Puricase (PEG-uricase) will be lengthy. While this is one of the high priority matters for us, if we experience an interruption in the supply of Puricase (PEG-uricase) from BTG-Israel or the active ingredients from other third party suppliers before we have succeeded in concluding long term supply arrangements and entering into and validating an alternate supply arrangement for Puricase (PEG-uricase) it may affect our financial results, possibly materially.

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

Changes in manufacturing processes or procedures, including changes in the location where a product is manufactured or changes in a third party supplier may require prior FDA or other governmental review or approval or revalidation of the manufacturing process. This is particularly an issue with biologic products, such as our product candidate Puricase (PEG-uricase). This review or revalidation may be costly and time-consuming.

Because there are a limited number of manufacturers that operate under applicable regulatory requirements, it may be difficult for us to change a third party supplier if we are otherwise required to do so. Similarly, because of the applicable requirements, we may not be able to quickly and efficiently replace our manufacturing capacity if we are unable to manufacture our products at our facilities.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

Part of our strategic plan to focus on product development involves entering into new strategic alliances for the development and commercialization of products and services when we believe that doing so will maximize product value. For example, we plan to seek development and commercial partners to commercialize Puricase (PEG-uricase) outside the United States.

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

Back to Contents

•
our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us; and

•	failure to establish steady supply of essential raw materials from vendors.

Our sales depend on payment and reimbursement from third party payors and a reduction in the payment or reimbursement rate could result in decreased use or sales of our products.

Most patients rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The US Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003 which was expanded by the Medicare Part D prescription plan that went into effect January 1, 2006. While the program established by this statute may increase demand for our products, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain if we participate in this program. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

A primary trend in the US healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

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

Some states including New York, California, and Florida have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs (ADAP), which has adversely affected and is expected to continue to adversely affect sales of Oxandrin in those states. Efforts and discussions are ongoing with these state agencies to reverse these changes, but to date we have not been successful and we cannot predict whether we will be successful in the future. If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted. Some other states may shift patient coverage from ADAP and other state prescription programs to the new Medicare Part D prescription plan creating additional market disruption.

          We have recently made significant changes in our senior management team. If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

We have recently made significant changes in our senior management team. In July 2004, Christopher Clement, who had been our President and Chief Operating Officer, became our President and Chief Executive Officer. In May 2004, Philip K. Yachmetz, currently our Executive Vice President and Chief Business Officer, joined us as Senior Vice President-Corporate Strategy and General Counsel and in March 2005, David Fink joined us as Senior Vice President of Commercial Operations. More recently, in October 2005, Gina Gutzeit joined us as interim Chief Financial Officer. We are currently searching for a permanent Chief Financial Officer. Our success will depend in part on our ability to attract, retain and motivate highly qualified personnel and to establish and maintain continuity and stability within our management team.

There is a great deal of competition from other companies and research and academic institutions for the limited number of pharmaceutical development professionals with expertise in the areas of our activities. If

Back to Contents

we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business and products, we may not be able to sustain our operations and execute our business plan. We generally do not enter into employment agreements with any of our product development personnel. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees.

Economic, political, pricing regulation in foreign jurisdictions and other risks associated with foreign operations could adversely affect our international sales.

We significantly expanded our international operations with our 2002 acquisition of Rosemont. Our product sales outside the United States accounted for approximately 48% of our total product sales in both 2005 and 2004. The UK government in 2004 reviewed the overall pricing structure for banded prescription medicines and reduced the prices for branded prescription medicines by 7% effective as of January 1, 2005. While this was the first reduction in such pricing since 1999, there can be no assurances as to the frequency with which such pricing reviews may be conducted. Because we and Rosemont sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

•	difficulties in staffing and managing foreign operations;

•	mandated price reductions for some or all of the products sold within a foreign jurisdiction;

•	changes in a country’s or region’s political or economic conditions affecting terms of payment;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	less familiarity with business customs and practices;

•	the imposition of tariffs and import and export controls;

•	the impact of possible recessionary environments in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	currency exchange rate fluctuations;

•	differing labor laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection;

•	differing tax laws and changes in those laws; and

•	differing regulatory requirements and changes in those requirements.

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

We may incur substantial costs related to product liability.

The testing and marketing of our products entail an inherent risk of product liability and associated adverse publicity. Pharmaceutical product liability exposure could be extremely large and poses a material risk.

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

Back to Contents

stockholders’ equity we may have and could materially harm our financial results. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

The ultimate outcome of pending securities litigation is uncertain.

After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and some of our former officers were named in a series of similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of US securities law through alleged material misrepresentations and omissions and seek an unspecified award of damages.

In addition, members of our board of directors prior to June 2003 Fulbright & Jaworski LLP, our former corporate counsel, and Arthur Andersen LLP, our prior auditor, were named in derivative actions that claimed, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system. Although these derivative suits were dismissed, we received a letter on behalf of a purported stockholder demanding that we commence an action against most of our directors, certain former directors, Arthur Andersen LLP and others who were responsible for the actions that resulted in the restatement of our financial statements. A special committee of our board of directors, consisting of directors who were not directors prior to our 2003 annual meeting, investigated this demand and determined that litigation relating to this matter should not proceed.

In August 2005, citing the failure of the plaintiff’s amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the district court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. In October 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Exchange Act by us and our former officers. In December 2005 we filed a motion to dismiss the second amended complaint.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If our confidential information or trade secrets become publicly known, they may lose their value to us.

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

As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biopharmaceutical industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the US Patent and Trademark Office and opposition proceedings in the European Patent Office or in another patent office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

          In the future we may be involved in costly legal proceedings to enforce or protect our intellectual property rights or to defend against claims that we infringe the intellectual property rights of others.

Litigation is inherently uncertain and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:

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

We have been involved in several lawsuits and disputes regarding intellectual property in the past. We could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition.

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

Our stock price is volatile. Since June 1, 2001, our common stock traded as high as $13.57 per share and as low as $1.77 per share. The market price of our common stock may be influenced by many factors, including:

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

The volatility of our common stock imposes a greater risk of capital losses on our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock. The stock market in general and the market for biotechnology companies in particular have also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of the securities of biopharmaceutical companies, securities class action litigation has often been instituted against these companies. Such litigation would result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

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

Because many of our expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect our earnings until revenues can be increased or expenses reduced. We also expect our revenues and earnings to be adversely affected if a generic version of Oxandrin is introduced. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline. We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space at a base average annual rental expense of approximately $1,728,000. The lease expires in March 2013 and has two five-year renewal options. Effective as of March 1, 2006 we have subleased approximately 12,400 square feet of our corporate headquarters office space at a base average annual rental of $340,000 for an initial term of 5 years, terminable after 3 years.

Rosemont’s development and manufacturing facility is located in Leeds, United Kingdom, where it leases approximately 41,000 square feet at an annual rental expense of approximately $298,000. This lease will expire in December 2019, although Rosemont may terminate the lease in either December 2009 or December 2014.

ITEM 3. LEGAL PROCEEDINGS

Patent Related Litigation

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot presently assess the effect, if any, that these patents may have on our operations. The extent to

Back to Contents

which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on us or would force us to obtain licenses from others is currently unknown. See “Item 1A. Risk Factors That May Affect Results—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

Non-Patent Related Litigation

In December 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005 the Company filed a motion to dismiss plaintiffs’ second amended complaint. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

In October 2003 the Company received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that Savient commence legal proceedings to recover unspecified damages against directors who served on the Company’s board immediately prior to the June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen LLP responsible for the audit of Savient’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of Savient’s assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not be commenced.

The Company has referred these claims to its directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.

As disclosed in our Current Report on Form 8-K dated June 26, 2003, we received an informal request for documents from a regional office of the SEC relating to the restatement of our financial statements for the years 1999, 2000 and 2001 and the first half of 2002. We provided all materials requested by the SEC and have received no further requests from the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq National Market under the symbol “SVNT”, and prior to June 23, 2003, it was quoted under the symbol “BTGC.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock from January 1, 2004 through December 31, 2005 as reported by The Nasdaq National Market.

	High	Low

2004
First Quarter	$5.52	$3.62
Second Quarter	4.15	2.20
Third Quarter	2.44	2.01
Fourth Quarter	2.77	1.84

2005
First Quarter	$3.31	$2.40
Second Quarter	4.41	2.61
Third Quarter	4.58	3.41
Fourth Quarter	3.97	3.02

The number of stockholders of record of our common stock on March 22, 2006 was approximately 1,040.

We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

Back to Contents

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2001 (1)	2002	2003	2004	2005

	(in thousands except per share data)
Statement of Operations Data:
Product sales, net	$52,908	$66,572	$96,055	$93,424	$86,342

Total revenues	56,711	70,971	101,103	96,376	87,794
Write-off of in-process research and development acquired	26,690	—	—	—	—
Total expenses	74,728	72,985	94,840	106,818	93,497

Operating income (loss)	(18,017)	(2,014)	6,263	(10,442)	(5,703)
Other income (expense), net	(4,655)	2,232	304	(531)	14,359
Income tax expense	2,708	2,520	2,383	13,173	2,629

Net income (loss) from continuing operations	(25,380)	(2,302)	4,184	(24,146)	6,027
Net income (loss) from discontinued operations	9,919	10,981	8,270	(3,369)	(59)

Net income (loss)	$(15,461)	$8,679	$12,454	$(27,515)	$5,968

Earnings (loss) per common share from continuing operations:
Basic:	$(0.44)	$(0.04)	$0.07	$(0.40)	$0.10

Diluted:	$(0.44)	$(0.04)	$0.07	$(0.40)	$0.10

Earnings (loss) per common share from discontinued operations:
Basic:	$0.17	$0.19	$0.14	$(0.06)	$(0.00)

Diluted:	$0.17	$0.19	$0.14	$(0.06)	$(0.00)

Earnings (loss) per common share
Basic:	$(0.27)	$0.15	$0.21	$(0.46)	$0.10

Diluted:	$(0.27)	$0.15	$0.21	$(0.46)	$0.10

Weighted average number of common and common equivalent shares:
Basic:	57,230	58,480	59,194	60,066	60,837
Diluted:	57,230	58,659	59,798	60,066	61,356

	As of December 31,
	2001	2002	2003	2004	2005

	(in thousands)
Balance Sheet Data:
Total assets	235,007	285,520	290,747	257,205	222,691
Long-term liabilities	18,896	12,222	5,903	—	—
Stockholders’ equity	172,005	182,502	199,389	174,384	181,394

(1)
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

Overview

We are an emerging specialty pharmaceutical company engaged in developing, manufacturing and marketing pharmaceutical products that address unmet medical needs in both niche and wider markets. We currently market one product, Oxandrin®, used to promote weight gain following involuntary weight loss. We also have one product in clinical development, Puricase (PEG-uricase), intended for the treatment of gout. We are currently engaged in a repositioning of our company to focus on the full development of Puricase (PEG-uricase), our product candidate for the control of hyperuricemia in patients with symptomatic gout in whom conventional treatment is contraindicated or shown to be ineffective. Puricase (PEG-uricase) is expected to begin Phase 3 clinical dosing by May 2006. We also market more than 100 pharmaceutical products in oral liquid form through our subsidiary Rosemont Pharmaceuticals Limited. In February 2006 we announced that we have engaged investment bankers and are exploring strategic alternatives for Rosemont, including the potential spin out or sale of the business.

During July 2005, we sold our former global biologics manufacturing business which was primarily operated in Israel through our former Bio-Technology General (Israel) Ltd. subsidiary (BTG-Israel).

We were founded in 1980 as Bio-Technology General Corp. to develop, manufacture and market novel therapeutic products. We coordinate our overall administration, finance, business development, human clinical trials, US sales and marketing activities, quality assurance and regulatory affairs primarily from our headquarters in East Brunswick, New Jersey. We carry out the development, manufacture, distribution and sale of our oral liquid pharmaceutical products through Rosemont in the United Kingdom.

Our financial results have been heavily dependent on Oxandrin since we introduced it in December 1995. Sales of Oxandrin accounted for 52% of our net product sales in 2005, 57% of our net product sales in 2004 and 58% of our net product sales in 2003. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin may begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

On January 9, 2006, we completed our sale to Indevus Pharmaceuticals Inc. of our product Delatestryl. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from us in three installments equaling approximately $1.9 million our inventory of finished product. Prior to the sale,

Back to Contents

sales of Delatestryl had decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.

Rosemont’s product sales represented a larger percentage of our overall product sales in 2005 than they did in 2004 and 2003. Rosemont’s product sales accounted for 44% of our net product sales in 2005, 37% of our net product sales in 2004 and 28% of our net product sales in 2003. In order to focus our full efforts and resources on the full development of our product candidate Puricase (PEG-uricase), in February 2006, we announced that we are exploring strategic alternatives for Rosemont, including the potential spin out or sale of the business.

Results of Operations

The following table sets forth for the fiscal periods indicated the dollar amount and the percentage of our revenues represented by certain items reflected on our consolidated statements of operations:

	Year Ended December 31,
	2003		2004		2005
Revenues:
Product sales, net	$96,055	95.0%	$93,424	97.0%	$86,342	98.3%
Royalties	2,409	2.4%	1,961	2.0%	1,377	1.6%
Other revenues	2,639	2.6%	991	1.0%	75	0.1%

	101,103	100.0%	96,376	100.0%	87,794	100.0%

Expenses:
Research and development	24,973	24.7%	22,253	23.1%	19,583	22.3%
Marketing and sales	22,682	22.4%	22,771	23.6%	21,449	24.4%
General and administrative	21,946	21.7%	27,142	28.2%	26,002	29.6%
Retirement expense	—	0.0%	2,085	2.2%	—	0.0%
Restructuring expense	—	0.0%	1,200	1.2%	—	0.0%
Cost of sales	15,916	15.7%	21,547	22.3%	17,319	19.8%
Amortization of intangible assets	4,050	4.0%	4,050	4.2%	4,050	4.6%
Commissions and royalties	5,273	5.2%	5,770	6.0%	5,094	5.8%

	94,840	93.8%	106,818	110.8%	93,497	106.5%

Operating income (loss)	6,263	6.2%	(10,442)	(10.8)%	(5,703)	(6.5)%
Other income (expense), net	304	0.3%	(531)	(0.6)%	14,359	16.4%

Income (loss) before income taxes	6,567	6.5%	(10,973)	(11.4)%	8,656	9.9%
Income tax expense	2,383	2.4%	13,173	13.7%	2,629	3.0%

Net income (loss) from continuing operations	4,184	4.1%	(24,146)	(25.1)%	6,027	6.9%
Net income (loss) from discontinued operations	8,270	8.2%	(3,369)	(3.5)%	(59)	(0.1)%

Net income (loss)	$12,454	12.3%	$(27,515)	(28.6)%	$5,968	6.8%

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. The sources of revenue under our historical third party arrangements included up-front contract fees, funding for additional research, and reimbursement for producing certain experimental materials, milestone payments and royalties on sales of product. Our funding for additional research conducted by our former BTG-Israel subsidiary includes funding that we historically received from the Office of the Chief Scientist of the State of Israel. Following the sale of our Israeli business operations, the revenue from the historical third party arrangements and future funding from the Office of the Chief Scientist is not available to us.

Back to Contents

Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The following table summarizes net sales of our commercialized products and their percentage of net product sales for the periods indicated:

	Year Ended December 31,
	2003		2004		2005
	(dollars in thousands)
Continuing operations:
Oxandrin	$55,994	58%	$53,520	57%	$44,405	52%
Oral liquid pharmaceutical products	27,146	28%	34,023	37%	38,299	44%
Delatestryl	12,915	14%	5,881	6%	3,638	4%

	$96,055	100%	$93,424	100%	$86,342	100%

Discontinued operations:
Human growth hormone	$20,490	74%	$16,200	70%	$6,166	63%
BioLon	5,964	21%	5,486	24%	$2,780	29%
Other	1,262	5%	1,519	6%	$822	8%

	$27,716	100%	$23,205	100%	$9,768	100%

We believe that our product performance will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

•	maintaining or increasing business with our existing product;

•	expanding into new markets; and

•	commercializing additional products.

The following table summarizes quarterly sales of Oxandrin for the periods indicated (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2003	$11,571	$14,746	$15,717	$13,960	$55,994
2004	18,747	2,246	15,504	17,023	53,520
2005	10,821	11,394	10,193	11,997	44,405

Back to Contents

The following table summarizes our US, UK and other international product sales as a percentage of total product sales for the periods indicated:

	Year Ended December 31,
	2003		2004		2005
	(dollars in thousands)
United States	$69,154	56%	$60,708	52%	$50,017	52%
United Kingdom	25,646	21%	32,709	28%	35,440	37%
Other international	28,971	23%	23,212	20%	10,653	11%

Total consolidated operations	$123,771	100%	$116,629	100%	$96,110	100%

Less:
Product sales – discontinued operations	27,716		23,205		9,768

Product sales – continued operations	$96,055		$93,424		$86,342

US net product sales as a percentage of total net product sales remained flat in 2005 compared to 2004 and 2004 decreased from 2003 as a result of a decrease in US sales of Oxandrin and Delatestryl, partially offset by an increase in sales by Rosemont in the United Kingdom.

Comparison of Years Ended December 31, 2005, December 31, 2004 and December 31, 2003

Revenues.     Total revenues in 2005 decreased by $8,582,000, or 8.9%, to $87,794,000 from $96,376,000 in 2004. Total revenues in 2004 decreased by $4,727,000, or 4.7%, from $101,103,000 in 2003. The decrease in total revenues during 2005 primarily resulted from a decrease in product sales, net, as well as a decrease in royalties and other revenues. The decrease in total revenues in 2004 resulted from a decrease in product sales, net, other revenues and royalties.

Product sales, net in 2005 decreased by $7,082,000, or 7.6%, to $86,342,000 from $93,424,000 in 2004. Product sales, net in 2004 decreased by $2,631,000, or 2.7%, from $96,055,000 in 2003. The decrease in product sales, net in 2005 and 2004 resulted primarily from decreases in net sales of Oxandrin and Delatestryl, partially offset by an increase in sales of Rosemont’s oral liquid pharmaceutical products.

Sales of Oxandrin in 2005 decreased by $9,115,000, or 17.0%, to $44,405,000 from $53,520,000 in 2004. Sales of Oxandrin in 2004 decreased by $2,474,000, or 4.4%, from $55,994,000 in 2003. The decrease in Oxandrin sales in 2005 resulted from lower customer and prescription demand. The decrease in Oxandrin sales in 2004 resulted principally from the negative impact of termination of certain pricing promotions. Oxandrin total prescriptions declined 9.9% in 2005 as compared to 2004. This compared to the involuntary weight loss market which declined 1.4% in 2005 from 2004 and declined approximately 10.2% in the last four months of 2005. Significant actions were taken in 2005 including the introduction of new strategies and marketing programs, the restructuring of the sales force to focus on fewer, high value customers, and the termination of a co-promotion deal with Ross Laboratories. These actions resulted in the reversal of a nine month prescription decline that had started in July 2004 and the reduction in annual expenses.

During 2005 we recorded a provision for product returns of $1,808,000 as compared to the product return provision of $2,248,000 that we recorded in 2004. As of December 31, 2005, our reserve for future product returns was $2,888,000.

Sales of oral liquid pharmaceutical products in 2005 increased by $4,276,000, or 12.6%, to $38,299,000 from $34,023,000 in 2004. Sales of oral liquid pharmaceutical products in 2004 increased by $6,877,000, or 25.3%, from $27,146,000 in 2003. The increases were primarily attributable to strong growth across all market sectors particularly third party contracts and exports. A portion of the increase in sales of oral liquid pharmaceutical products in 2004 was attributable to the decrease in the value of the US dollar relative to the British pound sterling.

Sales of Delatestryl in 2005 decreased by $2,243,000, or 38.1%, to $3,638,000 from $5,881,000 in 2004. Sales of Delatestryl in 2004 decreased by $7,034,000, or 54.5%, to $5,881,000 from $12,915,000 in 2003. The decreases in Delatestryl sales in 2005 and 2004 resulted primarily from the reintroduction of a competing generic product into the market in March 2004. The Company sold Delatestryl in January 2006.

Back to Contents

Royalties in 2005 decreased by $584,000, or 29.8%, to $1,377,000 from $1,961,000 in 2004. Royalties in 2004 decreased by $448,000, or 18.6%, from $2,409,000 in 2003. These revenues consisted principally of royalties that we receive from third party sales of our former Mircette product. The declining royalties were partially attributable to competing generic products, as well as receiving only partial royalties during 2005 as a result of the settlement of the Mircette patent rights royalties in connection with the settlement of the patent infringement litigation.

Other revenues in 2005 decreased by $916,000, or 92.4%, to $75,000 from $991,000 in 2004. Other revenues in 2004 decreased by $1,648,000, or 62.4%, from $2,639,000 in 2003. Other revenues represent funds received by the Company for research and development projects. The decreases were attributable to the reduced research and development funding from the Office of the Chief Scientist of the State of Israel including Puricase (PEG-uricase). The Company recognizes revenues upon performance of such funded research. In general, these contracts are cancelable by the Company’s collaborative partners at any time.

Research and development expense in 2005 decreased by $2,670,000, or 12.0%, to $19,583,000 from $22,253,000 in 2004. Research and development expense in 2004 decreased by $2,720,000, or 10.9%, from $24,973,000 in 2003. The decrease was partially attributable to lower Prosaptide research and development expenses during 2005 due to the Company’s decision to terminate its development of Prosaptide as well as completion of our research and development phase of Soltamox during 2004, partially offset by increased costs related to Puricase (PEG-uricase) research and development. Research and development expense decreased in 2004 primarily due to reduced costs associated with Prosaptide.

Marketing and sales expense in 2005 decreased by $1,322,000, or 5.8%, to $21,449,000 from $22,771,000 in 2004. Marketing and sales expense in 2004 increased by $89,000, or 0.4%, from $22,682,000 in 2003. The decrease in marketing and sales expenses in 2005 was primarily attributable to lower consulting fees and marketing expenses on Oxandrin and Delatestryl products, partially offset by increased marketing of our oral pharmaceutical products segment. The increase in marketing and sales expense in 2004 was primarily attributable to increased sales consulting, partially offset by lower marketing expenses for Oxandrin.

General and administrative expense in 2005 decreased by $1,140,000, or 4.2%, to $26,002,000 from $27,142,000 in 2004. General and administrative expense in 2004 increased by $5,196,000, or 23.7%, from $21,946,000 in 2003. The decrease in general and administrative expenses during 2005 and the increase from 2003 was primarily attributable to the 2004 one time accruals related to the establishment of a reserve for certain legal disputes that were settled during 2005 and the recording of a sales and use tax accrual, partially offset by general and administrative expense growth in our oral liquid pharmaceutical segment.

Retirement expense of $2,085,000 related to a retirement payment and other related benefits in connection with the retirement agreement of our former Chairman and Chief Executive Officer. In June 2004, this former executive elected to receive the retirement payment in one lump sum.

Restructuring expense of $1,200,000 related to the continuing operations portion of the 9% reduction in work force announced in October 2004.

Cost of product sales in 2005 decreased by $4,228,000, or 19.6%, to $17,319,000 from $21,547,000 in 2004. Cost of product sales in 2004 increased by $5,631,000, or 35.4%, from $15,916,000 in 2003. Cost of product sales as a percentage of product sales was 20.1% in 2005, 23.1% in 2004 and 16.6% in 2003. The decrease in 2005 was primarily attributable to inventory valuation adjustments recorded during 2004, including an adjustment to Delatestryl and Oxandrin inventory, partially offset by an increase in sales of oral liquid pharmaceutical products.

Cost of product sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold and the magnitude of the reserves for product returns and rebates. Oxandrin has relatively low manufacturing costs relative to their sales prices, whereas Delatestryl had, and Rosemont’s products have, higher manufacturing costs relative to their sales prices.

Amortization of Intangible Assets.     In connection with our 2002 acquisition of Rosemont, we recorded intangibles of $80,800,000, consisting of trademarks, patents and developed products. We are amortizing

Back to Contents

these intangibles using the straight-line method over the estimated useful life of approximately 20 years. We recorded $4,050,000 of amortization of these intangibles in each of 2005, 2004 and 2003.

Commissions and royalties in 2005 decreased by $676,000, or 11.7%, to $5,094,000 from $5,770,000 in 2004. Commissions and royalties in 2004 increased by $497,000, or 9.4%, from $5,273,000 in 2003. The decrease in 2005 was primarily attributable to reduced commissions paid to the Ross Products Division of Abbott Laboratories, or Ross, on sales of Oxandrin for the long-term care market and a decrease in royalties that we were required to pay for our Delatestryl products and former Mircette products due to a decrease in the sales of those products. The increase in 2004 was primarily attributable to increased commissions paid to Ross.

Other income (expense), net in 2005 was $14,359,000 of other income during 2005 as compared to $531,000 of other expense during 2004, and $304,000 of other income during 2003. The other income in 2005 primarily related to the net proceeds of approximately $10.6 million received in the settlement of the Mircette patent rights royalties in connection with the settlement of the patent infrigement litgation. Other income, net during 2005 also included the successful settlement of an intellectual property litigation with Novo Nordisk for $3.0 million. In 2004, other expense, net was primarily attributable to investment write-downs, partially offset by investment and finance income. In 2003, other income, net was primarily attributable to investment and finance income.

Income Taxes.     Provision for income taxes for 2005 decreased $10,544,000, or 80.0%, to $2,629,000 from $13,173,000 in 2004. Provision for income taxes in 2004 increased $10,790,000, or 452.8%, from $2,383,000 for 2003. The decrease in 2005 and the increase in provision for income taxes in 2004 was primarily attributable to the recording of a valuation allowance as of December 31, 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future based upon our current business outlook and the change in our strategic direction.

Liquidity and Capital Resources

As of December 31, 2005, our working capital was $84,997,000 as compared to $84,509,000 as of December 31, 2004. The increase in working capital as of December 31, 2005 was primarily attributable to an increase in our cash position and decrease in debt.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities, as well as proceeds received from the sale of our former global biologics manufacturing business and certain litigation settlements. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements and financings, if any, that we may undertake. Net cash increased by $52,734,000 in 2005 and increased by $5,228,000 in 2004 and $5,008,000 in 2003.

Net cash provided by operating activities was $8,250,000 in 2005, $10,998,000 in 2004, and $17,359,000 in 2003. Net income was $5,968,000 in 2005, compared to a net loss of $27,515,000 in 2004, compared to a net income of $12,454,000 in 2003.

In 2005 net cash provided by operating activities was $8,250,000 during the same period that we had a net income of $5,968,000. This difference was primarily attributable to a decrease in inventories, net of $1,489,000, a decrease in accounts receivables, net of $7,768,000, proceeds from the sales of short-term investments of $2,375,000, and non-cash charges for depreciation of $3,310,000 and amortization of intangible assets of $4,050,000, partially offset by a decrease in accounts payable of $2,688,000, a decrease in other current liabilities of $9,365,000, and an increase in prepaid expenses and other current assets of $4,096,000. In addition, net income in 2005 included proceeds from the Mircette litigation settlement of approximately $10,600,000 and from the Novo Nordisk litigation settlement of $3,000,000.

In 2004 net cash provided by operating activities was $10,998,000 during the same period that we sustained a net loss of $27,515,000. This difference is primarily attributable to the decrease in accounts receivable of $8,297,000 a decrease in accounts payable of $7,462,000 as well as non-cash charges for deferred income taxes of $17,500,000, deferred revenue of $2,608,000, depreciation of $6,696,000,

Back to Contents

amortization of intangible assets of $4,050,000 and the establishment of a $3,000,000 reserve for the estimated future settlement of certain legal disputes.

In 2003 net cash provided by operating activities was greater than net income mainly due to a decrease in accounts receivable of $2,389,000, an increase in other current liabilities of $3,901,000 and deferred income tax of $1,350,000 and depreciation of $4,623,000 and amortization of intangible assets of $4,050,000. Net cash in 2003 was reduced by an increase in inventories of $2,351,000 and a decrease in prepaid expenses and other current assets and accounts payable of $1,334,000 and $3,501,000, respectively, and deferred revenue of $4,501,000.

Net cash provided by investing activities was $49,309,000 in 2005. Net cash used in investing activities was $1,289,000 in 2004 and $9,059,000 in 2003. Net cash provided by investing activities in 2005 primarily included $51,844,000 related to proceeds from the sale of the global biologics manufacturing business, $1,625,000 related to proceeds from the sale of investment in Omrix, partially offset by capital expenditures of $2,178,000 and severance pay funded of $3,679,000. Net cash used in investing activities during 2004 and 2003 primarily related to capital expenditures of $3,583,000 in 2004 and $7,978,000 in 2003. In 2004 capital expenditures included $2,261,000 for the upgrade of the Rosemont manufacturing facility. The remainder of capital expenditures in all periods relate primarily to the purchase of laboratory and manufacturing equipment and infrastructure.

Net cash used in financing activities was $4,111,000 in 2005, $5,400,000 in 2004 and $4,728,000 in 2003. Cash from financing activities consisted of net proceeds from issuances of common stock of $1,792,000 in 2005, $1,620,000 in 2004, and $2,307,000 in 2003. Net proceeds from the sale of common stock resulted mainly from the issuances of stock pursuant to our employee stock purchase plan. Debt payments were $7,035,000, $7,020,000, and $5,903,000 during 2003, 2004, and 2005, respectively. We repaid long-term debt in connection with our divestiture of our former global biologics manufacturing business.

In 2003 and 2004 Rosemont improved its manufacturing facility to obtain FDA approval to enable Rosemont to manufacture oral liquid Soltamox (tamoxifen) for supply into the US market, at a total cost of approximately $3.4 million.

We believe that our cash sources as of December 31, 2005, together with anticipated product sales, will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;

•	continued progress in our research and development programs, particularly with respect to Puricase (PEG-uricase);

•
the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Puricase (PEG-uricase), and any other product candidates that we may seek to develop in the future and regulatory approval to enable Rosemont to manufacture oral liquid pharmaceutical products for supply into the US market;

•	fluctuations in foreign exchange rates for sales denominated in currencies other than the US dollar;

•	the quality and timeliness of the performance of our third party suppliers and distributors;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the outcome of pending purported class action and other related, or potentially related, actions and the litigation costs with respect to such actions; and

•	our ability to establish and maintain collaborative arrangements.

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

Additionally, on February 17, 2006 we announced the engagement of Citigroup Corporate and Investment Banking to explore strategic alternatives for our wholly owned subsidiary, Rosemont, including the potential spin out or sale of the business and also announced our intention, upon the completion of a Rosemont transaction, to earmark a significant portion of the net proceeds for a stock repurchase plan. However, there can be no assurance that a Rosemont transaction will be completed.

Below is a table that presents our contractual obligations and commitments as of December 31, 2005:

Payments Due by Period
(in thousands)

Contractual Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital lease obligations	$706	$354	$352	$—	$—
Operating lease obligations	14,635	2,126	4,303	4,005	4,201
Purchase obligations	11,736	6,111	1,875	2,500	1,250

Total	$27,077	$8,591	$6,530	$6,505	$5,451

Rent expense was approximately $2,856,000, $2,754,000, and $2,678,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Product revenue recognition.     Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of the sale. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller

Back to Contents

and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated.

Our net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, and distribution fees.

Allowances for returns.     In general, we provide credit for product returns that are returned six months prior to and twelve months after the product expiration date. Our product sales in the United States primarily relate to the following three products:

Product	Expiration (in years)

Oxandrin 2.5 mg	5
Oxandrin 10 mg (1)	3
Delatestryl	5

(1)	Oxandrin 10mg dosage was approved for 3 year expiration dating during 2006. For the period ending December 31, 2005 this product dosage was sold with 2 year expiration dating.

Upon sale, we estimate an allowance for future returns. We will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates – We track actual returns by product and analyzes historical return trends. We use these historical trends as part of our overall process of estimating future returns.

•
The level of product manufactured – The level of product produced has an impact on the valuation of that product. For productions that exceed anticipated future demand, a valuation adjustment will be required. Generally, this valuation adjustment occurs as an offset to gross inventory. During 2003, the valuation adjustment also impacted return reserves since product entered the channel with expiration dating that was below our then-standard of ten months before expiration. Currently, we have mandated that product with less than twelve months of expiry dating will not be sold into the channel.

•
Level of product in the distribution channel – From the third quarter of 2002 through the first quarter of 2004, we followed the practice of offering customers quarter-end promotions and pricing incentives with specified maximum purchases to ensure that supplies in the distribution channel would be sufficient to avoid stock outs. Analyses have shown that, although these quarter-end promotions caused wholesaler buying spikes, the channel was not inflated. Based upon our review of the wholesaler inventory and third-party prescription data that were and are available to us, the level of product in the channel is at a reasonable level at an average of approximately three months or less. Given the twelve-month shipping policy, the level of product in the distribution channel appears reasonable for both five-year and two-year expiration product.

•
Estimated shelf life – Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the channel has excess dating that will allow the product to be sold through the channel without nearing its expiration date. Currently we have mandated that product with less than twelve months of expiry dating will not be sold into the channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third party distributor. In addition, we entered into a distributor service agreement with one of our large wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better channel inventory management, higher levels of channel transparency, and more

Back to Contents

consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

•
Current and projected demand – We analyze prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product in the channel and to determine future sales trends.

•
Product launches and new product introductions – For future product launches, we will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

We also utilize the guidance provided in SFAS No. 48 and SAB 104 in establishing our return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel (sometimes referred to as “channel stuffing”), (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

The aggregate net return allowance reserves as of December 31, 2005, 2004, and 2003 were $2,888,000, $3,259,000, and $4,706,000, respectively. See “Schedule II — Valuation and Qualifying Accounts” for an annual roll-forward of these reserve balances.

Allowances for Medicaid and other government rebates.     Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of December 31, 2005, 2004, and 2003 were $2,491,000, $3,360,000, and $3,168,000, respectively. See “Schedule II — Valuation and Qualifying Accounts” for an annual roll-forward of these reserve balances.

Inventory valuation.     We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

The aggregate net inventory valuation reserves as of December 31, 2005, 2004, and 2003 were $7,740,000, $6,059,000, and $2,210,000, respectively.

Our inventories include Oxandrin inventories that we believe would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin. See “Schedule II — Valuation and Qualifying Accounts” for an annual roll-forward of these reserve balances.

Back to Contents

Accounts Receivable.     We extend credit to customers based on our evaluation of the customer’s financial condition. We generally do not require collateral from our customers when we extend credit. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We assess the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to recovery of accounts written off. During 2003, 2004 and 2005, we primarily sold to wholesalers of which three large wholesalers accounted for approximately 58%, 64% and 57% of total sales respectively. In general, we have experienced minimal collection issues with these large customers. During 2005, the Company recorded an allowance for doubtful accounts provision of approximately $769,000 primarily related to certain aged receivable balances that are currently being pursued for collection. These balances generally represent the aggregation of miscellaneous disputes and thus it was determined that complete collection cannot be assured. During 2004, our allowance for doubtful accounts provision related only to our international operations and was not material. At December 31, 2005 the balance of the allowance for doubtful accounts was $1,062,000. See “Schedule II — Valuation and Qualifying Accounts” for an annual roll-forward reserve balance.

Intangible assets acquired.     In September 2002, we acquired Rosemont. We allocated the aggregate purchase price of $104,585,000 based on the estimates of the fair value of the intangible assets acquired, which was based on an independent appraisal and information available at the time of the acquisition. The intangible assets acquired consist of developed products, trademarks and several patents and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years.

Goodwill.     In connection with the acquisition of Rosemont, we recorded $40,121,000 of goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, we evaluate our goodwill annually for impairment, or earlier, if indicators of potential impairment exist, based on a two-step accounting test. The first step is to compare the estimated fair value of Rosemont with the recorded net book value (including the goodwill) of Rosemont. If the estimated fair value of Rosemont is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required that year. If, however, the estimated fair value of Rosemont is below the recorded net book value, then a second step must be performed to determine the amount of the goodwill impairment to record, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical new acquisition of Rosemont. The various purchase business combination rules are followed to determine a hypothetical purchase price allocation for Rosemont’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared with the recorded amount of goodwill for Rosemont, and the recorded amount is written down to the hypothetical amount if lower. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of Rosemont. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. We have adopted a policy to review Rosemont for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of Rosemont’s fair value determinations in future periods, which could require a permanent write-down of goodwill.

Investments.     From time to time, we invest in non-marketable equity securities for strategic purposes. These investments are carried at cost. We periodically monitor the liquidity, progress and financing activities of these entities to determine if impairment write-downs are required. In 2004 we wrote down our investment in Marco by $1,000,000, and our investment in Omrix by $375,000.

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

Back to Contents

Based upon our current business outlook and the change in our strategic direction, the likelihood of our being able to fully realize our deferred income tax benefits against future income became uncertain. Accordingly, as of December 31, 2005, we had a $22,640,000 valuation allowance against our deferred income tax assets.

Litigation.     On December 20, 2002, a purported shareholder class action was filed against us and three of our former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the US District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and our press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003 the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and we filed a motion to dismiss the action. In August 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. In October 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Exchange Act by us and our former officers. In December 2005 we filed a motion to dismiss the second amended complaint. We intend to continue its vigorous defense against plaintiffs’ allegations in this matter.

In October 2003 we received a letter addressed to the board of directors from attorneys for a purported stockholder demanding that we commence legal proceedings to recover unspecified damages against directors who served on our board immediately prior to our 2003 annual meeting, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen LLP responsible for the audit of our financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of our assets, earnings and net worth, and that these persons caused us to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the 2003 annual meeting, investigated this demand and determined that litigation should not be commenced.

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

Back to Contents

New Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which is the result of its efforts to converge US accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have evaluated the impact of implementing the provisions of SFAS No. 151 and have determined that there will be no material effect to our reported results of operations.

In December 2004 the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005 the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share- based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company will adopt SFAS No. 123R in the first interim period of fiscal 2006 utilizing the transition guidance set forth in SAB 107, particularly with respect to option valuation model variable inputs. In addition, SFAS No. 123R requires estimates of grants forfeitures, while SFAS No. 123 allowed forfeitures to be considered as they occurred. The adoption of SFAS No. 123R is expected to have a material impact on the Company’s financial statements, although the actual impact depends upon future period stock option grant activity and market factors. The adoption of SFAS No. 123R was contemplated in the Company’s decision to move toward alternative stock awards for its employees, including restricted stock awards.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions,” which we refer to as SFAS No. 153. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Interest Rate Risk

Our interest bearing assets consist of cash and cash equivalents, which currently consist of money market funds, commercial paper and other liquid short-term debt instruments, and short-term investments, which currently consist primarily of investments in mutual funds, corporate bonds and short-term certificates of deposit. Our interest income is sensitive to changes in the general level of interest rates, primarily US interest rates and other market conditions.

Foreign Currency Risk

As a result of our operations in the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company restated its pro-forma disclosures related to SFAS No. 123, Accounting for Stock-Based Compensation.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Savient Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

New York, New York
March 27, 2006

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Savient Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Savient Pharmaceuticals, Inc. (a Delaware Corporation) and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Savient Pharmaceutical’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•
insufficient personnel resources that are in dedicated permanent positions within the finance function with sufficient skills and industry knowledge of GAAP and tax, which resulted in insufficient documentation and monitoring over the financial statement close and restatement of quarterly financial reporting attributed to (a) deficiencies in the analysis of estimates relating to product returns, inventory obsolescence and rebates and (b) errors in the income tax provision;

•
deficiencies in the income tax analysis consisting of (a) insufficient review of the U.K. tax provision by Rosemont management in the U.K. and by the corporate tax function, (b) insufficient monitoring of U.K. tax regulation changes and (c) inaccurate calculation of quarterly tax provision;

•
insufficient communication at the intercompany and intradepartmental level and between the Company and its third-party service and data providers. At the intradepartmental level, inconsistent exchange of important financial information between the Company’s finance and operating functions led to errors in

Back to Contents

reporting. The insufficient coordination of data exchanged between the Company and certain third party service providers resulted in errors in quarterly product return estimates, as previously restated, and also resulted in certain shortfalls related to the Company’s administration of its stock incentive award programs;

•
insufficient controls over the Cash and Treasury process including (a) authorization, monitoring and segregation of duties over wire transfers, (b) non-timely revision of signature authority over Company bank accounts and (c) monitoring and segregation of duties with respect to access to check stock at Rosemont; and

•
insufficient control over the authorization of the Employee Stock Purchase Plan purchases and accounting for pro forma stock based compensation expense in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the latter of which resulted in errors to and restatement of the historically reported pro forma stock based compensation expense disclosures.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 27, 2006 on those financial statements.

In our opinion, management’s assessment that Savient Pharmaceuticals, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Savient Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 27, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 27, 2006

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2004	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$22,447	$75,181
Short-term investments	2,835	191
Accounts receivable, net	15,538	11,716
Note receivable	—	6,635
Inventories, net	11,448	9,419
Prepaid expenses and other current assets	4,149	2,721
Assets held for sale	79,084	—

Total current assets	135,501	105,863

Property and equipment, net	6,985	6,144
Goodwill	40,121	40,121
Other intangibles, net	71,688	67,638
Other assets	2,910	2,925

Total assets	$257,205	$222,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,491	$5,745
Deferred revenues	1,112	—
Current portion of long-term debt	5,903	—
Other current liabilities	22,744	15,121
Liabilities held for sale	12,742	—

Total current liabilities	50,992	20,866

Deferred income taxes	21,649	20,431
Deferred revenues	10,180	—
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — $.01 par value 4,000,000 shares authorized no shares issued	—	—
Common stock — $.01 par value 150,000,000 shares authorized; issued and outstanding 60,457,000 in 2004; 61,523,000 in 2005	606	615
Additional paid in capital	218,699	221,622
Deferred compensation	—	(686)
Accumulated deficit	(47,487)	(41,519)
Accumulated other comprehensive income	2,566	1,362

Total stockholders’ equity	174,384	181,394

Total liabilities and stockholders’ equity	$257,205	$222,691

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005

Revenues:
Product sales, net	$96,055	$93,424	$86,342
Royalties	2,409	1,961	1,377
Other revenues	2,639	991	75

	101,103	96,376	87,794

Expenses:
Research and development	24,973	22,253	19,583
Marketing and sales	22,682	22,771	21,449
General and administrative	21,946	27,142	26,002
Retirement expense	—	2,085	—
Restructuring expense	—	1,200	—
Cost of sales	15,916	21,547	17,319
Amortization of intangible assets	4,050	4,050	4,050
Commissions and royalties	5,273	5,770	5,094

	94,840	106,818	93,497

Operating income (loss)	6,263	(10,442)	(5,703)
Other income (expense), net	304	(531)	14,359

Net income (loss) before income taxes	6,567	(10,973)	8,656
Income tax expense	2,383	13,173	2,629

Net income (loss) from continuing operations	4,184	(24,146)	6,027
Net income (loss) from discontinued operations	8,270	(3,369)	(59)

Net income (loss)	$12,454	$(27,515)	$5,968

Earnings (loss) per common share from continuing operations:
Basic	$0.07	$(0.40)	$0.10

Diluted	$0.07	$(0.40)	$0.10

Earnings (loss) per common share from discontinued operations:
Basic	$0.14	$(0.06)	$(0.00)

Diluted	$0.14	$(0.06)	$(0.00)

Earnings (loss) per common share:
Basic	$0.21	$(0.46)	$0.10

Diluted	$0.21	$(0.46)	$0.10

Weighted average number of common and common equivalent shares:
Basic	59,194	60,066	60,837
Diluted	59,798	60,066	61,356

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2002	58,733	$587	$214,224	—	$(32,426)	117	$182,502
Comprehensive income:
Net income	—	—	—	—	12,454	—	12,454
Unrealized gain on marketable securities, net	—	—	—	—	—	507	507
Currency translation adjustment	—	—	—	—	—	1,436	1,436

Total comprehensive income							14,397

Issuance of common stock	640	6	1,485	—	—	—	1,491
Exercise of stock options	245	2	997	—	—	—	999

Balance, December 31, 2003	59,618	595	216,706	—	(19,972)	2,060	199,389

Comprehensive loss:
Net loss	—	—	—	—	(27,515)	—	(27,515)
Unrealized loss on marketable securities, net	—	—	—	—	—	(413)	(413)
Currency translation adjustment	—	—	—	—	—	919	919

Total comprehensive loss							(27,009)

Issuance of common stock	775	10	1,521	—	—	—	1,531
Tax benefit of stock options			278	—	—	—	278
Exercise of stock options	64	1	194	—	—	—	195

Balance, December 31, 2004	60,457	606	218,699	—	(47,487)	2,566	174,384

Comprehensive income:
Net income	—	—	—	—	5,968	—	5,968
Unrealized gain on marketable securities, net	—	—	—	—	—	20	20
Currency translation adjustment	—	—	—	—	—	(1,224)	(1,224)

Total comprehensive income							4,764

Restricted stock grants	477	4	1,282	(1,286)	—	—	—
Amortization of deferred compensation	—	—	—	282	—	—	282
Forfeiture of restricted stock grants	(119)	(1)	(317)	318	—	—	—
Non-cash compensation – stock options granted to non-employees	—	—	30	—	—	—	30
Issuance of common stock	471	4	1,235	—	—	—	1,239
Tax benefit of stock options	—	—	32	—	—	—	32
Exercise of stock options	237	2	661	—	—	—	663

Balance, December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2004	2005

Cash flows from operating activities:
Net income (loss)	$12,454	$(27,515)	$5,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,623	6,696	3,310
Amortization of intangible assets	4,050	4,050	4,050
Deferred revenues	(4,501)	2,608	(616)
Deferred income taxes	1,350	17,500	(1,218)
Loss on sale of global biologics manufacturing business	—	—	4
Unrealized gain on short-term investments	—	(539)	—
(Gain) loss on sales of trading securities	(81)	(19)	289
(Gain) loss on sales of fixed assets	(1)	504	525
Proceeds from sales of short-term investments	—	—	2,375
Common stock issued as payment for services	183	106	143
Amortization of deferred compensation	—	—	322
Forfeiture of restricted stock	—	—	(40)
Provision for litigation settlements	—	3,000	—
Write down of investment	—	1,375	—
Non-cash compensation — stock option grants to non-employees	—	—	30
Provision for severance pay	178	773	—
Changes in:
Accounts receivables, net	2,389	8,297	7,768
Inventories, net	(2,351)	1,532	1,489
Prepaid expenses and other current assets	(1,334)	(790)	(4,096)
Accounts payable	(3,501)	(7,462)	(2,688)
Other current liabilities	3,901	882	(9,365)

Net cash provided by operating activities	17,359	10,998	8,250

Cash flows from investing activities:
Short-term investments	(1,651)	(1,046)	—
Capital expenditures	(7,978)	(3,583)	(2,178)
Severance pay (funded) utilized	123	(285)	(3,679)
Other investments	(500)	—	—
Changes in other long-term assets	(310)	(104)	1,697
Proceeds from sale of investment in Omrix	—	—	1,625
Proceeds from sale of property, plant and equipment	59	—	—
Proceeds from sale of global biologics manufacturing business	—	—	51,844
Proceeds from sales of short-term investments	1,198	3,729	—

Net cash provided by (used in) investing activities	(9,059)	(1,289)	49,309

Cash flows from financing activities:
Repayment of long-term debt	(7,035)	(7,020)	(5,903)
Proceeds from issuance of common stock	2,307	1,620	1,792

Net cash used in financing activities	(4,728)	(5,400)	(4,111)

Effect of exchange rate changes	1,436	919	(714)

Net increase in cash and cash equivalents	5,008	5,228	52,734
Cash and cash equivalents at beginning of period	12,211	17,219	22,447

Cash and cash equivalents at end of period	$17,219	$22,447	$75,181

Supplementary Information
Other information:
Income tax paid	$7,054	$3,991	$4,352
Interest paid	$449	$302	$70

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc. (“Savient”), formerly known as Bio-Technology General Corp., and its wholly-owned subsidiaries (the “Company”), are engaged in the development, manufacture and marketing of pharmaceutical products that address unmet medical needs in both niche and larger market segments. The Company distributes its products on a worldwide basis. In the United States, the Company distributes its products through wholesalers and markets its products to physicians through a sales force of Savient employees. In the United Kingdom, the Company distributes its oral liquid pharmaceutical products directly to hospitals and through wholesalers to retail customers and markets its products primarily to physicians through its own sales force. Until the July 18, 2005 divestiture of the Company’s global biologics manufacturing business, the Company distributed its products in Israel directly to hospitals, HMOs and retailers and markets its products to physicians through its own sales force. Elsewhere in the world, Savient distributes its products through third party license and distribution relationships.

Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements, the Company has assembled a portfolio of therapeutic products and product candidates, many of which are currently being marketed and several of which are in registration or clinical development.

Savient and its former global biologics manufacturing business, Bio-Technology General (Israel) Ltd. (“BTG-Israel”), were formed in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On March 19, 2001, Savient acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited (“Acacia”), acquired Rosemont Pharmaceuticals Limited (“Rosemont”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form. On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring B.V. and Ferring International Centre S.A.

a. Basis of consolidation:

The consolidated financial statements include the accounts of Savient, its global biologics manufacturing business (included in discontinued operations), Myelos, Acacia and Rosemont. Results of operations and cash flows of Rosemont are included in the consolidated financial statements since September 30, 2002, its date of acquisition. All material intercompany transactions and balances have been eliminated.

Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes the assets and liabilities held for sale and discontinued operations (see Note 6 and Note 16 for quarterly data).

b. Translation of foreign currency:

The functional currency of the Company’s former global biologics manufacturing business that was divested during 2005 is the US dollar. Accordingly, its transactions and balances are remeasured in dollars, and translation gains and losses (which are immaterial for all periods presented) are included in the statements of operations. The functional currency of Rosemont is the British pound sterling and its translation gains and losses are included in accumulated other comprehensive income.

c. Cash and cash equivalents:

At December 31, 2004 and 2005, cash and cash equivalents included cash of $3,633,000 and $7,939,000, respectively, and money market funds, commercial paper, overnight sweeps, and other liquid short-term debt instruments (with maturities at date of purchase of ninety days or less) of $18,814,000 and $67,242,000, respectively. Cash and cash equivalents at December 31, 2004 and 2005 include $3,295,000 and $7,153,000,

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

respectively, denominated in currencies other than the US dollar. A majority of the Company’s cash balance at December 31, 2005 is concentrated in one financial institution.

d. Short-term investments:

(i) At December 31, 2004, management determined that short-term investments, consisting primarily of investments in mutual funds, corporate bonds, and corporate equity securities, were to be sold. The classification of these investments was changed from “available-for-sale securities” to “trading securities” pursuant to Statement of Financial Accounting Standard (SFAS No. 115), which provides that investments that are bought and held principally for the purpose of selling them in the near-term are classified as trading and marked to fair value through earnings.

At December 31, 2005, the adjusted cost of the securities available for sale was $286,000 and the fair market value was $191,000.

At December 31, 2004, the adjusted cost of the securities available for sale was $250,000 and the fair market value was $135,000. The adjusted cost of the trading securities was $2,163,000, and the fair market value was $2,700,000.

(ii) Cost basis investments included within other assets at December 31, 2004 represent equity investments of less than 20% in private entities. Changes in the value of these investments are not recognized unless an impairment is deemed to be other than temporary (see Note 2c).

e. Accounts receivable, net:

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. During 2004 and 2005, the Company primarily sold to wholesalers of which three large wholesalers accounted for approximately 64% and 57% of total sales respectively. In general, we have experienced minimal collection issues with these large customers. During 2005, the Company recorded an allowance for doubtful accounts provision of approximately $769,000 primarily related to certain aged receivable balances that are currently being pursued for collection. These balances generally represent the aggregation of miscellaneous disputes and thus it was determined that complete collection cannot be assured. During 2004 our allowance for doubtful accounts provision related only to our international operations and was not material. At December 31, 2004 and 2005 the balance of the Company’s allowance for doubtful accounts was $500,000 and $1,062,000, respectively.

f. Inventories, net:

At December 31, 2004 and 2005, inventories included raw materials of $4,135,000 and $3,960,000, work-in-process of $678,000 and $141,000, and finished goods of $12,694,000 and $13,058,000, respectively. An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market and determines cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The aggregate inventory valuation reserves as of December

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

31, 2005 and 2004 were $7,740,000 and $6,059,000, respectively. In addition, lost contract reserves of $689,000, included in other current liabilities, were established in 2004 for the resolution of manufacturing commitments related to our former Delatestryl product. The Company did not have to make any payments under these commitments during 2005 as a result of certain contract amendments and is no longer obligated under these commitments as the contracts were assigned to the buying party upon sale of Delatestryl. All reserves related to these commitments were reversed during 2005.

g. Property and equipment, net of accumulated depreciation and amortization:

Property and equipment are stated at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred.

h. Intangible assets:

At December 31, 2004 and 2005, intangible assets consist mainly of developed products, trademarks and several patents acquired in the Rosemont acquisition and are being amortized, using the straight-line method, over the estimated useful life of approximately 20 years. The estimation of the useful life of the intangible assets was determined by Savient’s management based on an independent appraisal and available information.

Goodwill recorded in connection with the acquisition of Rosemont is not being amortized in accordance with the provisions of SFAS No. 142. As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill. Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired. SFAS No. 142 requires companies to use a fair value approach to determine whether there is an impairment event.

i. Long-lived assets:

The Company’s long-lived assets include property and equipment, intangible assets and goodwill.

As of January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of.” Under SFAS No. 144, intangible assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to: (a) a significant decrease in the market price of a long-lived asset (or asset group), (b) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition, (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator, (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group), (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group) and (f) a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s management believes that no such event or change has occurred.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

j. Revenue recognition:

Revenue recognition – Product sales

Product sales are recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and SFAS No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (2) delivery has occurred or services have been rendered (3) the seller’s price to the buyer is fixed and determinable and (4) collectibility is reasonably assured. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, and distribution fees.

Allowance for returns – In general, the Company provides credit for product returns that are returned six months prior to and twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin and Delatestryl. Upon shipment, we estimate an allowance for future returns. The Company will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel (sometimes referred to as “channel stuffing”), (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

Allowances for Medicaid, other government rebates and other rebates – The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit us to providing those entities with our most favorable pricing. This ensures that the Company’s

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

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

Revenue recognition – Royalties and Other

Royalties are recognized when an agreement exists, the sale is made and the royalty is earned. Royalty revenue is generally recognized as earned upon receipt of confirmation of payment from contracting parties.

Other revenues represent funds received by the Company for research and development projects. The Company recognizes revenues upon performance of such funded research. In general, these contracts are cancelable by the Company’s collaborative partners at any time.

Discontinued operations include contract fee revenue which consists of license of marketing and distribution rights and research and development projects. In accordance with SAB 104 contract fee revenues are recognized over the estimated term of the related agreements which ranged from 5 to 16 years.

k. Stock-based compensation (Restated):

At December 31, 2005, the Company has stock-based compensation plans, which are described more fully in Notes 10 and 11. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income upon option grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Stock options granted to consultants, other than directors, are expensed upon issuance.

As discussed in Note 1(s), the Company will adopt SFAS No. 123R (revised 2004), Share-Based Payment, (“SFAS No. 123R”) during the first interim period of fiscal 2006. While preparing for adoption of SFAS No. 123R, the Company discovered a methodology error in its calculations of pro forma expense related to stock based compensation that under SFAS No. 123 are required to be disclosed but not expensed in the Company’s operations. SFAS No. 123 requires that actual stock award forfeitures be reduced from the calculation of pro forma expenses. The Company historically did not consider forfeitures in its pro forma expense calculations.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (including restated pro forma expense values for 2003 and 2004):

	Year Ended December 31,
	2003		2004		2005
	Reported	Restated	Reported	Restated

	(in thousands)
Net income (loss), as reported	$12,454	$12,454	$(27,515)	$(27,515)	$5,968
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	$10,152	$7,302	$6,212	$2,707	1,396

Pro forma net income (loss)	$2,302	$5,152	$(33,727)	$(30,222)	$4,572

Basic income (loss) per common share:
As reported	$0.21	$0.21	$(0.46)	$(0.46)	$0.10

Pro forma	$0.04	$0.09	$(0.56)	$(0.50)	$0.08

Diluted income (loss) per common share:
As reported	$0.21	$0.21	$(0.46)	$(0.46)	$0.10

Pro forma	$0.04	$0.09	$(0.56)	$(0.50)	$0.07

In connection with the restatement of pro forma disclosures presented above, the following tables present the unaudited pro forma disclosures for each of the quarterly periods in 2005 and 2004:

	2005

	March 31		June 30		September 30
	Reported	Restated	Reported	Restated	Reported	Restated

	(in thousands)

Net loss, as reported	$(477)	$(477)	$(439)	$(439)	$(1,958)	$(1,958)
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	1,285	391	1,213	367	1,016	316

Pro forma net loss	$(1,762)	$(868)	$(1,652)	$(806)	$(2,974)	$(2,274)

Basic loss per common share:
As reported	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Pro forma	$(0.03)	$(0.01)	$(0.03)	$(0.01)	$(0.05)	$(0.04)

Diluted loss per common share:
As reported	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Pro forma	$(0.03)	$(0.01)	$(0.03)	$(0.01)	$(0.05)	$(0.04)

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

	2004

	March 31		June 30		September 30
	Reported	Restated	Reported	Restated	Reported	Restated

	(in thousands)

Net income (loss), as reported	$1,541	$1,541	$(31,334)	$(31,334)	$651	$651
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	1,800	863	773	778	2,362	584

Pro forma net income (loss)	$(259)	$678	$(32,107)	$(32,112)	$(1,711)	$67

Basic income (loss) per common share:
As reported	$0.03	$0.03	$(0.52)	$(0.52)	$0.01	$0.01

Pro forma	$(0.00)	$0.01	$(0.54)	$(0.54)	$(0.03)	$0.00

Diluted income (loss) per common share:
As reported	$0.03	$0.03	$(0.52)	$(0.52)	$0.01	$0.01

Pro forma	$(0.00)	$0.01	$(0.54)	$(0.54)	$(0.03)	$0.00

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

Rosemont and our former subsidiary BTG-Israel file separate income tax returns and provide for taxes under local laws.

n. Other comprehensive income (loss):

Other comprehensive income (loss) consists of unrealized gains (losses) on available for sale marketable securities and currency translation adjustments from the translation of Rosemont’s financial statements from British pound sterling to US dollars.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income (loss) from consolidated operations is as follows:

	Year Ended December 31, 2003				Year Ended December 31, 2004			Year Ended December 31, 2005
(In thousands, except per share data)	Income (Numerator)	Shares (Denominator	)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts

Net income (loss)	$12,454				$(27,515)			$5,968
Basic EPS
Net earnings (loss) attributable to common stock	12,454	59,194		$0.21	(27,515)	60,066	$(0.46)	5,968	60,837	$0.10
Effect of Dilutive Securities
Stock options		604				—			519

Diluted EPS
Net earnings (loss) attributable to common stock and assumed option exercises	$12,454	59,798		$0.21	$(27,515)	60,066	$(0.46)	$5,968	61,356	$0.10

Options to purchase 6,459,000 and 1,875,000 shares of common stock out of the total number of options outstanding as of December 31, 2003 and 2005, respectively, are not included in the computation of diluted EPS because of their anti-dilutive effect. All options outstanding as of December 31, 2004 are excluded from the computation of diluted EPS because of their anti-dilutive effect on the reported loss per common share.

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

s. New accounting pronouncements:

In November 2004 the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43,” or SFAS No. 151, which is the result of its efforts to converge US accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have evaluated the impact of implementing the provisions of SFAS No. 151 and have determined that there will be no material effect to our reported results of operations.

In December 2004 the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R provides for alternative transition methodologies including a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption or by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company plans on implementing SFAS No. 123R using a modified version of prospective application. The Company will adopt SFAS No. 123R in the first interim period of fiscal 2006 utilizing the transition guidance set forth in SAB 107, particularly with respect to option valuation model variable inputs. In addition, SFAS No. 123R requires estimates of grants forfeitures, while SFAS No. 123 allowed forfeitures to be considered as they occurred. The adoption of SFAS No. 123R is expected to have a material impact on the Company’s financial statements, although the actual impact depends upon future period stock option grant activity and market factors. The adoption of SFAS No. 123R was contemplated in the Company’s decision to move toward alternative stock awards for its employees, including restricted stock awards (see Notes 10 and 1(k)).

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions,” which we refer to as SFAS No. 153. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 — Acquisitions and Investments

(a)	Acquisition of Rosemont Pharmaceuticals Limited

On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, completed the acquisition of all of the stock of Rosemont, a subsidiary of Akzo Nobel N.V. Rosemont is a leader in the UK market for oral liquid formulations of branded non-proprietary drugs. The purchase price (including acquisition costs of approximately $5,462,000) for Rosemont, which was funded from Savient’s cash on hand, was approximately $104,585,000, excluding Rosemont’s cash balances.

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

On March 19, 2001, the Company acquired Myelos, a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Under the terms of the acquisition agreement, the Company paid Myelos shareholders $35,000,000 in a combination of cash and stock ($14,000,000 in cash and $21,000,000 through the issuance of approximately 2,344,700 shares of the Company’s common stock (based on a per share value of $8.9564, representing the average closing price of the Company’s common stock for the 20 trading day period ending one day prior to February 21, 2001, the date the acquisition agreement was executed)). In addition, the Company had agreed to pay the Myelos shareholders an additional $30,000,000 if the Company was in a position to file an NDA for FDA approval of Prosaptide for the treatment of peripheral neuropathic pain or neuropathy. However, on December 15, 2005, the Company made the decision to terminate all development efforts and to terminate its license agreement with the University of California at San Diego with respect to Prosaptide.

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

In January 2001, in order to obtain a period of exclusivity to negotiate a possible strategic relationship with Omrix Biopharmaceuticals, Inc., the Company loaned $2,500,000 to Omrix and agreed to convert the loan into, and to purchase an additional $2,500,000, shares of Omrix preferred stock if it did not pursue a strategic relationship. The Company determined not to pursue a strategic relationship with Omrix, and on March 31, 2001 converted the existing loan into, and purchased an additional $2,500,000, shares of Omrix preferred stock, which were convertible into approximately 4.2% of Omrix common stock (on a fully-diluted basis) as of December 31, 2003. This investment was carried at cost and is included as a component of other long-term assets. Omrix is a privately-held company that develops and markets a unique surgical sealant and a number of immunology products based on blood plasma processing technology. Omrix currently sells its products in Europe, South America and the Middle East.

In January 2005 Omrix implemented a recapitalization which resulted in the conversion of its preferred stock and notes into common stock. This recapitalization resulted in the conversion of the Company’s shares of Omrix preferred stock into 3.9% of its common stock outstanding, on a fully-diluted basis, immediately following the recapitalization. In February 2005, the Company sold to Catalyst Investments, L.P. all of its holdings of Omrix common stock for $1,625,000 and the right to receive up to an additional $1,625,000 in the event that Catalyst is able to liquidate its Omrix investment on specified terms. The Company previously wrote down its investment in Omrix by $3,000,000 in 2001. Based upon the sale to Catalyst, the Company further wrote down its investment by $375,000 in 2004.

(d)	Investment in Marco Hi-Tech JV, Ltd.

In 2003 the Company agreed to purchase up to an aggregate of $1,500,000 in Marco preferred stock and it acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, the Company had invested $1,000,000 in Marco. In the second quarter of 2004, the Company elected not to make the final $500,000 investment in Marco. As a result, the Company’s holdings of Marco preferred stock were converted into 654,112 shares of Marco common stock, or approximately 8% of Marco’s fully-diluted outstanding common stock, the option to market Huperzine-A terminated and the Company wrote off its $1,000,000 investment in Marco. A director of the Company owns Marco common stock representing less than 1% of Marco’s fully-diluted outstanding common stock.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Property and Equipment, Net

	December 31,
	2004	2005

	(in thousands)
Laboratory and manufacturing equipment	$195	$—
Office equipment(1)	17,515	17,833
Leasehold improvements	2,703	2,079

	20,413	19,912
Accumulated depreciation and amortization	(13,428)	(13,768)

Total	$6,985	$6,144

(1)	Includes $1,062,000 of equipment financed under capital leases. The Company has no capital lease obligations as of December 31, 2005.

Depreciation expense was approximately $4,623,000, $6,696,000 and $3,310,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Note 4 — Acquired Intangible Assets

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	December 31,
	2004	2005

	(in thousands)
Amortized intangible assets:
Developed products	$76,700	$76,700
Trademarks	3,300	3,300
Patents	1,559	1,559

Total gross carrying amount	81,559	81,559
Accumulated amortization	9,871	13,921

Net	$71,688	$67,638

Unamortized intangible assets:
Goodwill	$40,121	$40,121

Amortization Expense:
For year ended December 31,	$4,050	$4,050
Estimated amortization expense:
For year ending 12/31/06		$4,050
For year ending 12/31/07		$4,050
For year ending 12/31/08		$4,050
For year ending 12/31/09		$4,050
For year ending 12/31/10		$4,050

The amortization expense in 2003 was $4,050,000.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Other Current Liabilities

	December 31,
	2004	2005

	(in thousands)
Salaries and related expenses	$3,588	$2,808
Allowance for returns	3,259	2,888
Accrued taxes	2,159	1,956
Allowance for rebates	3,360	2,491
Legal and professional fees (1)	4,962	1,507
Royalties and commissions	2,122	1,362
Other	3,294	2,109

Total	$22,744	$15,121

(1)	2004 included a $3,000,000 reserve for the settlement of two specified legal disputes (See Note 8 — Commitments and Contingencies).

Note 6 — Sale of Business Segment

On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring B.V. and Ferring International Centre S.A. for $80 million cash plus the assumption by the Ferring entities of liabilities of Savient relating to the Business. The terms of the sale provide that Savient will receive the $80 million in three cash installments: $55 million was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a postclosing working capital adjustment. The Company completed the divestiture of these assets and liabilities on July 18, 2005.

The obligations of Ferring B.V. and Ferring International Centre SA under the purchase agreements and promissory notes are guaranteed by Ferring Holding S.A. pursuant to a Parent Guarantee dated as of March 23, 2005.

In connection with the closing, Savient’s co-promotion agreement with Ferring Pharmaceuticals, Inc. (FPI) for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company is obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entry into the field of rheumatology, a new therapeutic category for the Company, and would allow the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase (PEG-uricase) which is about to enter Phase 3 clinical trials. In December 2005, given recent changes in product profile and market conditions detailed below the Company determined that it is best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase (PEG-uricase).

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA and then supplemented to expand the scope of this labeling following the closing of our sale of the global biologics manufacturing business. Subsequently, on September 16, 2005 the FDA approved the final launch labeling for Euflexxa to include a requirement for refrigerated storage conditions, making Euflexxa the only refrigerated product in the market. Additionally, the Center for Medicare and Medicaid Services had determined to assign reimbursement pricing lower than

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Sale of Business Segment — (Continued)

originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc®.

On December 8, 2005, the Company and FPI entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co- promotion agreement, on December 15, 2005, the Company paid FPI $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring International Centre, as evidenced by the two promissory notes, in connection with its acquisition of the Global Biologics Manufacturing Business. In lieu of these post-closing payments, Ferring International Centre paid $15.7 million to the Company on December 15, 2005, and will pay $6.7 million to the Company on or before March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring B.V. and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the Global Biologics Manufacturing Business, resulting in a $755,000 payment by Ferring B.V. to Savient on December 12, 2005.

Effective with the first quarter of 2005, the Company concluded that the global biologics manufacturing business should be classified as “assets held for sale” in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations.” This conclusion was primarily based upon the significant continuing involvement that was originally contemplated in connection with the co-promotion agreement. On December 8, 2005, the Company exited the co-promotion agreement. In accordance with EITF 03-13, the exiting of the co-promotion agreement represents a significant event that requires the Company to reassess the classification of the global biologics manufacturing business in the Company’s consolidated financial statements and requires the Company to present the global biologics manufacturing business operations as discontinued operations.

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

As of December 31, 2005, the Company has no assets held for sale since the global biologics manufacturing business was divested on July 18, 2005. A summary statement of net assets of the former global biologics manufacturing business as of December 31, 2004, as they were included in the consolidated financial statements of the Company, follows:

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Sale of Business Segment — (Continued)

December 31,
2004

(in thousands)
Accounts receivable, net	$9,540
Inventories, net	5,642
Other current assets	805
Property, plant and equipment	60,033
Severance pay funded	2,945
Other assets	119

Total assets	79,084

Accounts payable	1,366
Other current liabilities	4,752
Severance pay	6,624

Total liabilities	12,742

Net assets	$66,342

A summary statement of discontinued operations of the former global manufacturing biologics business for the years ended 2003, 2004 and 2005 (2005 information includes discontinued operations through the July 18, 2005 closing date), as they were included in the consolidated financial statements of the Company, follows:

	Year Ended December 31,
	2003	2004	2005

	(in thousands)
Revenues:
Product sales, net	$27,716	$23,205	$9,768
Contract fees	1,340	923	635
Royalties	818	3,391	2,386
Other revenues	473	—	—

	30,347	27,519	12,789

Expenses:
Research and development	6,824	5,547	1,728
Marketing and sales	621	827	339
General and administrative	4,798	4,510	1,950
Retirement and restructuring expense	—	762	—
Cost of sales	10,082	17,985	7,640
Commissions and royalties	165	462	58

	22,490	30,093	11,715

Operating income (loss)	7,857	(2,574)	1,074
Other income (expense), net	3,331	(225)	(283)
Loss on sale	—	—	(4)

Income (loss) before income taxes	11,188	(2,799)	787
Income tax expense	2,918	570	846

Net income (loss) from discontinued operations	$8,270	$(3,369)	$(59)

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Long-term Debt

a. In June 2000 BTG-Israel entered into a $20,000,000 credit facility with Bank Hapoalim B.M. to finance a portion of the cost of completing its new production facility. Loans under the credit facility, which were secured by the assets of BTG-Israel and had been guaranteed by Savient, bear interest at the rate of LIBOR plus 1%. At December 31, 2004, the Company had long-term borrowings of $5,555,000 outstanding under this credit facility which was included in current portion of long-term debt. At December 31, 2004, the loans were at an average interest rate of approximately 3.25% and the principal of $5,555,000 was payable in 2005. The long-term debt was repaid in full in April 2005 in anticipation of the closing of the sale of the global biologics manufacturing business.

b. In January 2003 Savient entered into two capital leases totaling $1,062,000 with Fleetwood Financial Corporation and All Points Capital Corporation to finance certain furniture and fixtures purchased in connection with the Company’s relocation to its new headquarters. These leases bear interest at 7.5% and were repaid in equal monthly installments through November 2005. At December 31, 2004 and 2005, $348,000, and $0, respectively, are included in current portion of long-term debt.

Note 8 — Commitments and Contingent Liabilities

a. Savient’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013. There are two five year renewal options. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1,280,000, which is secured by a cash deposit of $1,280,000 and is reflected in other assets (as restricted cash) on the balance sheet at December 31, 2004 and 2005. Effective as of March 1, 2006 the Company has subleased approximately 12,400 square feet of its administrative offices in East Brunswick, NJ at a base average annual rental of $340,000 for an initial term of 5 years, terminable after 3 years.

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

Rent expense was approximately $2,856,000, $2,574,000 and $2,678,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are: 2006-$2,113,000; 2007-$2,111,000; 2008-$2,111,000; and 2009 until 2013-$7,727,000.

b. At December 31, 2005, the Company had employment agreements with four senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.3 million plus other normal customary fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are thereafter automatically renewed for successive one-year periods unless either party gives the other notice of non-renewal.

c. The Company has received notification of claims filed that certain of its products may infringe certain third party patents in the normal course of operations. Except as discussed below, management believes that these claims have no merit and the Company intends to defend them vigorously and does not expect significant adverse impact on its financial position, results of operations or cash flows as a result of the outcome. However, were an unfavorable ruling to occur in any subsequent period, there exists the possibility

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingent Liabilities — (Continued)

of a material adverse impact on the Company’s financial position and operating results. The Company settled one such claim for which it established in 2004 a reserve of $2,250,000. See Note 8(j).

d. On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the US District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003 the actions were consolidated and co- lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005 the Company filed a motion to dismiss the second amended complaint. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

On October 27, 2003, the Company received a letter addressed to the board of directors from attorneys for a purported stockholder of the Company demanding that Savient commence legal proceedings to recover unspecified damages against directors who served on the Company’s board immediately prior to the June 2003 annual meeting of stockholders, Fulbright & Jaworski L.L.P., Arthur Andersen LLP, the partners of Arthur Andersen LLP responsible for the audit of Savient’s financial statements for 1999, 2000 and 2001, as well as all other officers and directors responsible for the alleged wrongdoing. The letter asserted that some or all of these persons were responsible for the material overstatement of Savient’s assets, earnings and net worth, and that these persons caused Savient to disseminate false and misleading press releases and filings with the SEC. An advisory committee to the board of directors, consisting of directors who were not directors prior to the June 2003 annual meeting of stockholders, investigated this demand and determined that litigation should not be commenced.

The Company has referred these claims to its directors’ and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.

e. The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2005, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

f. At December 31, 2004 and 2005 Rosemont had commitments of approximately $212,000 and $100,000, respectively, related to the upgrade of its manufacturing facility.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingent Liabilities — (Continued)

g. At December 31, 2005, the Company had purchase commitments of $9.7 million in 2006 for oxandrolone, the active ingredient in Oxandrin.

h. On December 1, 2005, the Company concluded an agreement with Duramed Pharmaceuticals, Inc., a subsidiary of Barr Pharmaceuticals, Inc., Organon USA Inc. and Organon (Ireland) Ltd. for the settlement of ongoing patent litigation in the US District Court for the District of New Jersey regarding Duramed’s generic version of Mircette®, which Duramed markets under the trade name Kariva®. Under the terms of the agreement in addition to agreeing to the settlement of its damage claims in the patent litigation, the Company consented to Duramed’s acquisition of the exclusive rights to Organon’s Mircette (desogestrel/ethinyl estradiol) oral contraceptive product. In exchange for its agreement and consent, the Company received a payment of $13.75 million as settlement of patent litigation which yielded the Company approximately $10.6 million after the payment of pass-through revenue sharing to the inventor from whom the Company acquired the patents covering Mircette. The proceeds included a $1.8 million legal fee reimbursement of which approximately $150,000 related to 2005 and was offset to general and administrative expense. The remaining net proceeds were recorded within other income (expense), net.

i. On December 15, 2005, the Company made the decision to terminate all development efforts and to terminate its license agreement with the University of California at San Diego, with respect to its developmental drug candidate Prosaptide. This determination was made by the Company after a thorough and in depth review and analysis of the final study report data from the Phase 2 clinical trial of Prosaptide in patients with HIV-associated peripheral neuropathy, which was terminated earlier in the year after a scheduled interim analysis determined that, even if continued to its planned end, there was little chance that the trial would demonstrate efficacy in the designated patient population. Additionally, in making this determination, the Company and its panel of independent experts reviewed in detail the results obtained from the totality of the clinical trials and preclinical pharmacology studies of Prosaptide and determined that the data did not support a determination that pursuit of new clinical trials directed to alternate indications would have a high probability of success.

j. During the first quarter of 2005, the Company settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year (see Note 8(c)). In January 2005 the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3 million for the resolution of the Company’s claims for lost profits and attorney’s fees. An additional payment from Novo may be due based on the outcome of Novo’s appeal of an issue from the US District Court for the District of Delaware’s decision rendered in August 2004 and the results of the related interference action pending before the US Patent and Trademark Office.

m. Additionally, in January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company’s Hepatitis B vaccine program in exchange for a payment of $750,000 which was fully reserved at the end of 2004.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options

In the years ended December 31, 2003, 2004 and 2005, the Company issued 245,000 shares, 64,000 shares, and 237,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $999,000, $195,000, and $663,000, respectively.

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

In 2004, the Company adopted the 2004 Incentive Plan which amends, restates and consolidates the 2001 Stock Option Plan and the Stock Compensation Plan for Outside Directors into a single plan (the “2004 Incentive Plan”). The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to options. Under this plan, 7,254,000 shares remain available for future grant at December 31, 2005.

Stock option transactions under the 1992 Stock Option Plan, the New Director Plan, and 2004 Incentive Plan (inclusive of the transactions under the 2001 Stock Option Plan) during 2003, 2004 and 2005 were as follows:

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options — (Continued)

	Year ended December 31,
	2003		2004		2005
	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price	Shares (‘000s)	Weighted Average Exercise Price

Options outstanding at beginning of year	8,573	$8.54	8,363	$7.51	6,557	$7.02
Granted	2,204	3.14	1,063	3.50	782	3.22
Exercised	(245)	4.09	(64)	4.36	(237)	2.79
Terminated	(2,169)	7.53	(2,805)	7.30	(4,072)	8.01

Options outstanding at end of year	8,363	7.51	6,557	7.02	3,030	4.97

Exercisable at end of year	5,364		4,743		1,824

Weighted average fair value of options granted		$2.04		$2.19		$2.15

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2004 and 2005: (i) expected life of option of seven years (ii) dividend yield of 0% (iii) expected volatility of 64%, 63%, and 64%, respectively and (iv) risk-free interest rate of 4.13%.

Of the 3,030,000 options outstanding as of December 31, 2005:

•
1,405,000 have exercise prices between $1.84 and $3.99 with a weighted average exercise price of $2.92 and a weighted average remaining contractual life of 8.36 years. Of these 1,405,000 options, 554,000 are exercisable and their weighted average exercise price is $2.86.

•
1,001,000 options have exercise prices between $4.09 and $5.94 with a weighted average exercise price of $4.61 and a weighted average remaining contractual life of 6.89 years. Of these 1,001,000 options, 646,000 are exercisable and their weighted average exercise price is $4.74.

•
624,000 options have exercise prices between $6.01 and $14.13 with a weighted average exercise price of $10.14 and a weighted average remaining contractual life of 3.85 years. Of these 624,000 options, 624,000 are exercisable and their weighted average exercise price is $10.14.

During 2005, the Company issued both stock options and restricted stock awards to its employees. Restricted stock awards were recorded as deferred compensation and amortized to compensation expense over the life of the vesting period in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.” During 2005, the Company issued approximately 477,000 shares of restricted stock to its employees at a weighted average grant date fair value of $2.68. These shares generally vest over a four year period and are being expensed based on the closing market price of the Company’s stock on the date of issuance on a straight-line basis over the vesting period. Daily pro rata vesting is calculated for employees terminated involuntarily without cause. Of the 477,000 shares of restricted stock granted approximately 119,000 have been forfeited.

During July 2005 the Company issued 73,543 shares of stock to certain individuals associated with the former global biologics manufacturing business and recorded an expense of approximately $144,000 related to the difference between the fair value on the date of issuance and the price paid. The Company also issued stock option grants to advisors that resulted in a non-cash compensation charge of approximately $30,000.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Employee Benefits

(a) Employee Stock Purchase Plan

In April 1998 the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under this plan 3,000,000 shares have been reserved for issuance. All full-time employees of the Company in the United States and Israel are eligible to participate in the 1998 ESPP. From time to time, the board of directors may fix a date or a series of dates on which the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Rights granted under the 1998 ESPP will run for a maximum of 27 months. No employee may be granted a Right that permits such employee to purchase shares under the 1998 ESPP having a fair market value that exceeds $25,000 (determined at the time such Right is granted) for each calendar year in which such Right is outstanding, and no Right granted to any participating employee may cover more than 12,000 shares. In 2003, 2004 and 2005 the Company issued 603,000 shares, 736,000 shares, and 357,000 shares, respectively, of common stock under the 1998 ESPP.

(b) 401(k) Profit-Sharing Plan

Savient has a 401(k) profit-sharing plan. As of December 31, 2005, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $14,000 of their total compensation on a pretax basis, which is matched 50% by Savient. Savient’s contribution to the plan amounted to approximately $458,000, $359,000, and $328,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

(c) Pension Plan

Rosemont operates a defined contribution pension plan for the benefit of its employees. The assets of the plan are administered by trustees in a fund independent from those of the Company. Under the pension plan an employee contributes 3.5% of his or her pensionable annual salary (annual base salary minus the income tax exempt portion), of which Rosemont makes a matching contribution equal to 8% of the pensionable annual salary. If the working relationship terminates within two years from the date the employee joined the pension plan, he or she is then entitled to a refund of his or her contribution only. If the working relationship terminates after two years then the entire amount accumulated in the pension plan is considered a deferred benefit. The pension cost charge for 2003, 2004 and 2005 was $255,000, $304,000 and $280,000, respectively.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Other Income (Expense), Net

	Year Ended December 31,
	2003	2004	2005

	(in thousands)
Investment income	$697	$ 608	$ 1,621
Realized and unrealized gain on investments	71	537	—
Novo Nordisk settlement	—	—	3,000
Mircette settlement	—	—	10,619
Other legal settlements	—	—	43

Total other income	768	1,145	15,283
Less:
Realized and unrealized losses on investments	—	1,566	289
Interest and other finance expense	464	110	305
Other non-operating expenses	—	—	330

Total other expense	464	1,676	924

Total other income (expense), net	$304	$(531)	$14,359

Note 13 — Concentrations

In the United States, the Company primarily sells Oxandrin which accounted for 52%, 57% and 58% of net product sales from continuing operations during 2005, 2004 and 2003, respectively. Until September of 2002, our sales were primarily to a single distributor. Thereafter, we engaged that same distributor to fulfill orders and invoice drug wholesaler customers on our behalf. In 2004, we replaced that sole distributor with Integrated Commercialization Services, Inc. Our sales to one drug wholesaler customer, the parent of Integrated Commercialization Services, Inc., were 19% of total revenue in 2005, 15% in 2004 and 20% in 2003. Sales to a second drug wholesaler customer were 20% of total revenue in 2005, 29% in 2004 and 19% in 2003. Sales to a third drug wholesaler customer were 19% of total revenue in 2005, 20% in 2004 and 19% in 2003.

We believe several companies have filed ANDAs with the FDA relating to a generic oxandrolone product, and while the Company cannot predict when generic competition for Oxandrin will begin, it is possible the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products will cause a significant decrease in the Company’s Oxandrin revenues, which will have a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability.

The Company is dependent on third parties for the manufacture of Oxandrin. The Company’s dependence upon third parties for the manufacture this product may adversely impact its profit margins or result in unforeseen delays or other problems beyond its control. If for any reason the Company is unable to retain these third party manufacturers, or obtain alternate third party manufacturers, on commercially acceptable terms, the Company may not be able to distribute its products as planned. If the Company encounters delays or difficulties with contract manufacturers in producing this product the sale of this product would be adversely affected.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2003	2004	2005

	(in thousands)
Current
State	$(92)	$134	$518
Federal	(428)	(5,301)	(332)
Foreign	2,980	1,162	3,645

	2,460	(4,005)	3,831

Deferred
State	149	1,472	—
Federal	911	16,680	—
Foreign	(1,137)	(974)	(1,202)

	(77)	17,178	(1,202)

Income tax expense from continuing operations	$2,383	$13,173	$2,629

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2003	2004	2005

	(in thousands)
Domestic	$797	$(19,168)	$4,917
Foreign	5,770	8,195	3,739

Income (loss) before income taxes from continuing operations	$6,567	$(10,973)	$8,656

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended December 31,
	2003	2004	2005

	(in thousands)
Income tax at US statutory rate	$2,298	$(3,840)	$2,943
State and local income taxes (net of federal benefit)	97	(1,044)	342
Non-deductible expenses	411	326	97
R&E credit	(493)	(530)	—
Foreign income subject to a reduced rate of tax	(461)	(2,478)	(262)
Foreign taxes	—	—	130
Valuation allowance against beginning of the year net deferred tax assets	—	18,152	—
Current year operations without tax benefit	—	4,642	230
Release of valuation allowance	—	—	(776)
Provision for and settlement of tax examinations	—	(2,324)	(74)
Other	531	269	(1)

Income tax expense from continuing operations	$2,383	$13,173	$2,629

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes — (Continued)

The components of deferred income tax assets (liabilities) are as follows:

	Year Ended December 31,
	2004	2005

	(in thousands)
Net operating loss carryforward	$4,699	$9,416
State NOL carryforward	—	753
Capital loss carryover	3,053	—
Valuation of securities	1,949	390
Reserve for returns and discounts	1,274	1,168
Inventories	2,561	3,055
Research and experimental credit	3,699	5,155
Deferred revenues	4,169	—
Foreign tax credits	161	560
Accrued amounts	2,645	1,436
Depreciation	(1,450)	165
Other	476	542

Deferred income tax assets	23,236	22,640
Valuation allowance	(23,192)	(22,640)

Net deferred income tax assets	44	—
Accrued amounts	—	(140)
Depreciation and amortization	(21,693)	(20,291)

Deferred income tax liabilities, net	$(21,649)	$(20,431)

The company has changed its expected federal effective tax rate from 35% to 34% as it is management’s expectations that its deferred tax assets and liabilities will be settled at the 34% tax rate in the future.

The Company maintained a full valuation allowance of $22,640,000 in 2005 and $23,192,000 in 2004 against the domestic net deferred tax assets. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain. The valuation allowance will be reduced when and if the Company determines that the deferred tax assets are more likely than not to be utilized. In addition, the Company has not recorded any tax benefit with respect to domestic current year losses.

At December 31, 2005, Savient had a federal net operating loss carryover of approximately $27,700,000 and a state net operating loss carryover of approximately $15,000,000 available to offset future taxable income, which expire at various times through 2025. There is an annual limitation on the utilization of certain federal net operating loss carryover amounts, pursuant to Internal Revenue Code Section 382.

Savient also has federal tax credit carryovers of approximately $6,467,000 which are comprised of credits related to alternative minimum tax payments, research and experimental expenses, and foreign tax payments. These credits are available to reduce future income taxes and expire at various times with respect to various amounts through 2025.

In November 2005, the Internal Revenue Service (IRS) completed its examination of the company’s 2002-2003 federal income tax returns. The company made a cash payment of approximately $400,000 in the fourth quarter of 2005 to fully satisfy the liability associated with settling the audit of these taxable periods. In February 2006 the company received a refund of 2002 taxes of approximately $700,000 from the IRS which was the result of carrying back a portion of the 2004 net operating loss.

Provision for income taxes has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. These earnings have been and will continue to be permanently reinvested. It is

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes — (Continued)

not practicable to determine the amount of any additional tax that might be payable on the foreign earnings. The cumulative amount of reinvested earnings was approximately $18,300,000 at December 31, 2005.

The Company is also subject to ongoing tax audits in the State of New Jersey and New York. While the Company believes that its tax reserves reflect the probable outcome of identified tax contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. It is, however, the Company’s belief that the results of these audits will not have a material effect on its financial position.

The Company also has a net tax receivable due from the Israeli government of approximately $1.6 million as of December 31, 2005 that is included within long term other assets.

Note 15 — Segment Information

The Company identified two reportable segments: Oral Liquid Pharmaceuticals and Other Specialty Pharmaceuticals. Prior to 2005, the operations were not managed along segment lines. The Oral Liquid Pharmaceuticals segment develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form. This segment sells two categories of products: licensed products and specials. Licensed products are products for which the Company has received UK regulatory approval to promote the oral formulation, and specials are products for which the Company has limited UK regulatory approval to accept custom orders but which the Company is not permitted to promote. Other Specialty Pharmaceuticals includes the remaining products which are branded prescription pharmaceuticals. The former global biologics manufacturing business segment products are included here as discontinued operations.

The accounting policies are consistent between segments. The Company allocates management fees to the segments based on various factors which include management time. These fees eliminate in consolidation.

Although the Company segments are managed on a worldwide basis, they operate in two principal geographic locations, the United States and the United Kingdom. The Company’s segments have been organized around these geographic areas with Oral Liquid Pharmaceuticals primarily operated in the United Kingdom and Other Specialty Pharmaceuticals primarily operated in the United States.

Information about the Company’s segments is presented below:

	Year Ended December 31, 2005

	Oral Liquid	Other Specialty	Discontinued
	Pharmaceuticals	Pharmaceuticals	Operations	Total

	(in thousands)
Revenues	$38,299	$49,495		$87,794
Operating income (loss) before corporate and non-cash charges	15,840	(15,262)		578
Less:
Depreciation and amortization	5,196	1,085		6,281
Corporate charges	3,340	(3,340)		—

Operating income (loss)	7,304	(13,007)		(5,703)
Other income (expense), net	(3,567)	17,926		14,359
Income tax expense	(2,314)	(315)		(2,629)

Net income from continuing operations	1,423	4,604		6,027
Net loss from discontinued operations	—	—	(59)	(59)

Net income (loss)	$1,423	$4,604	$(59)	$5,968

Segment Assets	$129,900	$92,791	$—	$222,691

Expenditures for segment assets	$1,800	$101	$277	$2,178

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Segment Information — (Continued)

	Year Ended December 31, 2004

	Oral Liquid	Other Specialty	Discontinued
	Pharmaceuticals	Pharmaceuticals	Operations	Total

	(in thousands)
Revenues	$34,023	$62,353		$96,376
Operating income (loss) before corporate and non-cash charges	15,426	(19,634)		(4,208)
Less:
Depreciation and amortization	4,930	1,304		6,234
Corporate charges	2,504	(2,504)		—

Operating income (loss)	7,992	(18,434)		(10,442)
Other income (expense), net	203	(734)		(531)
Income tax expense	(113)	(13,060)		(13,173)

Net income (loss) from continuing operations	8,082	(32,228)		$(24,146)
Net income (loss) from discontinued operations	—	—	(3,369)	(3,369)

Net income (loss)	$8,082	$(32,228)	$(3,369)	$(27,515)

Segment Assets	$128,103	$50,018	$79,084	$257,205

Expenditures for segment assets	$2,718	$367	$498	$3,583

	Year Ended December 31, 2003

	Oral Liquid	Other Specialty	Discontinued
	Pharmaceuticals	Pharmaceuticals	Operations	Total

	(in thousands)
Revenues	$27,146	$73,957		$101,103
Operating income before corporate and non-cash charges	12,092	286		12,378
Less:	—	—
Depreciation and amortization	4,643	1,472		6,115
Corporate charges	1,878	(1,878)		—

Operating income	5,571	692		6,263
Other income, net	199	105		304
Income tax expense	(1,838)	(545)		(2,383)

Net income from continuing operations	3,932	252		4,184
Net income from discontinued operations	—	—	8,270	8,270

Net income	$3,932	$252	$8,270	$12,454

Segment Assets	$137,650	$65,813	$87,284	$290,747

Expenditures for segment assets	$1,095	$1,157	$5,726	$7,978

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2004 and 2005.

	Quarter Ended March 31,

	2004	2005

Revenues:
Product sales, net	$28,833	$20,826
Royalties	661	—
Other revenues	40	75

	29,534	20,901

Expenses:
Research and development	7,146	5,167
Marketing and sales	6,480	5,014
General and administrative	4,354	5,371
Cost of sales	4,217	5,611
Amortization of intangible assets	1,013	1,013
Commissions and royalties	1,379	1,319

	24,589	23,495

Operating income (loss)	4,945	(2,594)
Other income, net	189	2,186

Income (loss) before income taxes	5,134	(408)
Income tax expense	1,445	126

Net income (loss) from continuing operations	3,689	(534)
Net income (loss) from discontinued operations	(2,148)	57

Net income (loss)	$1,541	$(477)

Earnings (loss) per common share from continuing operations:
Basic	$0.06	$(0.01)

Diluted	$0.06	$(0.01)

Earnings (loss) per common share from discontinued operations:
Basic	$(0.04)	$0.00

Diluted	$(0.04)	$0.00

Earnings (loss) per common share:
Basic	$0.03	$(0.01)

Diluted	$0.03	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	59,734	60,545
Diluted	60,331	60,545

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited) — (Continued)

	Quarter Ended June 30,
	2004	2005

Revenues:
Product sales, net	$12,021	$21,850
Royalties	498	764
Other revenues	254	—

	12,773	22,614

Expenses:
Research and development	5,436	5,461
Marketing and sales	5,704	6,346
General and administrative	6,094	5,602
Retirement	2,110	—
Cost of sales	2,872	3,117
Amortization of intangible assets	1,012	1,012
Commissions and royalties	1,464	1,147

	24,692	22,685

Operating loss	(11,919)	(71)
Other expense, net	(707)	(253)

Loss before income taxes	(12,626)	(324)
Income tax expense	17,421	389

Net loss from continuing operations	(30,047)	(713)
Net income (loss) from discontinued operations	(1,287)	274

Net loss	$(31,334)	$(439)

Loss per common share from continuing operations:
Basic	$(0.50)	$(0.01)

Diluted	$(0.50)	$(0.01)

Earnings (loss) per common share from discontinued operations:
Basic	$(0.02)	$0.00

Diluted	$(0.02)	$0.00

Loss per common share:
Basic	$(0.52)	$(0.01)

Diluted	$(0.52)	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	59,962	60,722
Diluted	59,962	60,722

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited) — (Continued)

	Quarter Ended September 30,

	2004	2005

Revenues:
Product sales, net	$24,530	$20,808
Royalties	530	102
Other revenues	697	—

	25,758	20,910

Expenses:
Research and development	5,131	4,590
Marketing and sales	5,028	4,706
General and administrative	5,303	6,215
Retirement	(313)	—
Cost of sales	6,409	3,808
Amortization of intangible assets	1,013	1,013
Commissions and royalties	1,544	1,316

	24,115	21,648

Operating income (loss)	1,643	(738)
Other income, net	369	357

Income (loss) before income taxes	2,012	(381)
Income tax expense	840	933

Net income (loss) from continuing operations	1,172	(1,314)
Net loss from discontinued operations	(521)	(644)

Net income (loss)	$651	$(1,958)

Earnings (loss) per common share from continuing operations:
Basic	$0.02	$(0.02)

Diluted	$0.02	$(0.02)

Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Earnings (loss) per common share:
Basic	$0.01	$(0.03)

Diluted	$0.01	$(0.03)

Weighted average number of common and common equivalent shares:
Basic	60,182	60,934
Diluted	60,183	60,934

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Data (Unaudited) — (Continued)

	Quarter Ended December 31,

	2004	2005

Revenues:
Product sales, net	$28,040	$22,858
Royalties	271	511

	28,311	23,369

Expenses:
Research and development	4,540	4,365
Marketing and sales	5,559	5,383
General and administrative	11,391	8,814
Retirement	288	—
Cost of sales	8,049	4,783
Restructuring	1,200	—
Amortization of intangible assets	1,012	1,012
Commissions and royalties	1,383	1,312

	33,422	25,669

Operating loss	(5,111)	(2,300)
Other income (expense), net	(382)	12,069

Income (loss) before income taxes	(5,493)	9,769
Income tax expense (benefit)	(6,533)	1,181

Net income from continuing operations	1,040	8,588
Net income from discontinued operations	587	254

Net income	$1,627	$8,842

Earnings per common share, from continuing operations:
Basic	$0.02	$0.14

Diluted	$0.02	$0.14

Earnings (loss) per common share, from discontinued operations:
Basic	$0.01	$(0.00)

Diluted	$0.01	$(0.00)

Earnings per common share:
Basic	$0.03	$0.15

Diluted	$0.03	$0.14

Weighted average number of common and common equivalent shares:
Basic	60,381	60,130
Diluted	60,390	61,743

During the fourth quarter of 2005, the Company settled a litigation that resulted in net proceeds of $10.6 million recorded as other income (see Note 8(h)).

Note 17 — Restructuring Charges

In October 2004, the Company incurred a $1,962,000 pre-tax restructuring charge associated with a 9% reduction of the Company’s workforce. The charge included approximately $1,300,000 for severance payments, of which $1,261,000 was paid by December 31, 2005, and approximately $600,000 for lease, inventory and fixed asset charges, of which $600,000 was paid by December 31, 2005. These restructuring

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Restructuring Charges — (Continued)

charges were part of the implementation of the new strategic direction of the Company announced in July 2004. The remaining restructuring charge balance as of December 31, 2005 was $39,000 which is scheduled to be paid during 2006. Of the $1,962,000, approximately $1,200,000 related to business segments within our current continuing operations.

Note 18 — Subsequent Events

Sale of Delatestryl

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of Delatestryl, its injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and will pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased from the Company in three installments equaling approximately $1.9 million its inventory of finished product.

License for Soltamox

On February 8, 2006, the Company announced that it had executed with Cytogen Corporation a binding letter of intent to negotiate a definitive agreement granting Cytogen exclusive marketing rights for Soltamox (tamoxifen citrate) in the United States. Under the terms of the final transaction, when executed, Cytogen will pay to the Company upon closing an upfront licensing fee of $2 million and additional contingent sales-based milestone payments of up to a total of $4 million. The Company will also receive royalties on net sales of Soltamox. Additionally, the Company’s subsidiary, Rosemont, will enter into a supply agreement with Cytogen for the manufacture and supply of Soltamox. Consummation of the transaction, which has been approved by the boards of directors of both companies, is subject to a number of conditions, including satisfactory completion of due diligence by Cytogen and negotiation and execution of definitive licensing and supply agreements by Cytogen, the Company and Rosemont. The parties expect the transaction to close by March 30, 2006.

Additional Settlement Proceeds

In February 2006 the Company received an additional settlement payment of $500,000 under the Partial Settlement of the human growth hormone intellectual property disputes with Novo Nordisk which was previously announced in February 2005.

Exploration of Strategic Alternatives for Rosemont Pharmaceuticals Limited

On February 17, 2006 the Company announced that has engaged Citigroup Corporate and Investment Banking to explore strategic alternatives for its wholly-owned subsidiary, Rosemont Pharmaceuticals Limited, including the potential spin out or sale of the business and announced its intention, upon the completion of a Rosemont transaction, to earmark a significant portion of the net proceeds for a stock repurchase plan. The Company further announced that it will continue to focus its full efforts and resources on the completion of the current clinical development program for Puricase (PEG-uricase), the Company’s phase 3 compound for the treatment of symptomatic gout, the completion of the commercialization plan, including identification of potential phase 4 studies and the evaluation other potential indications for Puricase beyond the treatment of symptomatic gout, and the bolstering of long-term manufacturing activities. In parallel, the Company announced that it expects to concentrate its business development efforts principally on completing a transaction with a partner for the clinical development and commercialization of Puricase outside of the United States.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subsequent Events — (Continued)

Sublease of a Portion of the Corporate Offices

In March 2006, the Company subleased approximately 12,400 square feet of its administrative headquarters offices in East Brunswick, New Jersey to Permacel, Inc. at an average annual base rental of $340,000 for an initial term of 5 years, terminable after 3 years.

FDA Agreement on Phase 3 Protocol for Puricase (PEG-uricase)

On March 21, 2006 the Company announced that it had received a written response from the U.S. Food and Drug Administration (FDA) that the Agency is in agreement with the Company’s proposed Phase 3 protocol(s), submitted as a Special Protocol Assessment for its lead drug candidate Puricase (PEG-uricase). The Company plans to implement the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional therapy is contraindicated or has been ineffective. The Company also announced that it has scheduled the Phase 3 Investigators meeting for March 31–April 2, 2006, with patient recruitment for the clinical trials expected to be completed toward the end of 2006 or early 2007. The Company further announced that it expects to file an NDA for the Puricase (PEG-uricase) product with the FDA in late 2007.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

Schedule II — Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for inventory obsolescence
2003	$341	$1,869	$—	$—	$2,210
2004	2,210	4,204	—	(355)	6,059
2005	6,059	1,805	—	(124)	7,740
Allowance for sales returns (1)
2003	1,364	3,342	—	—	4,706
2004	4,706	2,248	—	(3,695)	3,259
2005	3,259	1,808	—	(2,179)	2,888
Allowance for rebates
2003	3,830	7,320	—	(7,982)	3,168
2004	3,168	6,917	—	(6,725)	3,360
2005	3,360	5,514	—	(6,383)	2,491
Allowance for doubtful accounts
2003	524	53	—	—	577
2004	577	58	—	(135)	500
2005	500	769	—	(207)	1,062

Valuation allowance – Deferred income taxes short term
2004	—	9,092	—	—	9,092
2005	9,092	(3,646)	—	—	5,446

Valuation allowance – Deferred income taxes long term
2004	—	14,100	—	—	14,100
2005	14,100	3,094	—	—	17,194

(1)	Included within other current liabilities in the Company’s consolidated balance sheets.

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[Not applicable.]

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

Additionally, because the material weaknesses described hereafter have not been completely remediated as of the filing date of this Form 10-K, management, including the CEO and Interim CFO, continues to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-K.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and is affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

An internal control material weakness is a significant deficiency or aggregation of deficiencies that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency or aggregation of deficiencies is one that could result in a misstatement of the financial statements that is more than inconsequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. During the course of this assessment, management identified material weaknesses relating primarily to:

•
insufficient personnel resources that are in dedicated permanent positions within the finance function with sufficient skills and industry knowledge of GAAP and tax, which resulted in insufficient documentation and monitoring over the financial statement close and restatement of quarterly financial reporting attributed to (a) deficiencies in the analysis of estimates relating to product returns, inventory obsolescence and rebates and (b) errors in the income tax provision;

•
deficiencies in the income tax analysis consisting of (a) insufficient review of the U.K. tax provision by Rosemont management in the U.K. and by the corporate tax function, (b) insufficient monitoring of U.K. tax regulation changes and (c) inaccurate calculation of quarterly tax provision;

•
insufficient communication at the intercompany and intradepartmental level and between the Company and its third-party service and data providers. At the intradepartmental level, inconsistent exchange of important financial information between the Company’s finance and operating functions led to errors in reporting. The insufficient coordination of data exchanged between the Company and certain third party service providers resulted in errors in quarterly product return estimates, as previously restated, and also resulted in certain shortfalls related to the Company’s administration of its stock incentive award programs;

•
insufficient controls over the Cash and Treasury process including (a) authorization, monitoring and segregation of duties over wire transfers, (b) non-timely revision of signature authority over Company bank accounts and (c) monitoring and segregation of duties with respect to access to check stock at Rosemont; and

•
insufficient control over the authorization of the Employee Stock Purchase Plan purchases and accounting for pro forma stock based compensation expense in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the latter of which resulted in errors to and reinstatement of the historically reported pro forma stock based compensation expense disclosures.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As a result of the material weaknesses in the Company’s internal control over financial reporting described above, management, including the CEO and Interim CFO, continues to conclude that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework.

The Company’s independent auditors, Grant Thornton LLP, have issued a report on management’s assessment of the Company’s internal control over financial reporting. (See “Item 8. Financial Statements and Supplementary Data”).

Remediation Steps to Address Material Weaknesses

In an effort to remediate the identified material weaknesses, management has implemented since December 31, 2005, or is in the process of implementing, the following remediation steps to enhance internal control over financial reporting.

Back to Contents

Accounting and Tax Personnel

The Company has hired the following accounting personnel:

•
Chief Financial Officer, on an interim basis, effective October 5, 2005, to coordinate the restatement effort (completed during January 2006) and to improve financial controls and procedures. This Interim Chief Financial Officer replaced the Company’s former Chief Financial Officer, who resigned effective October 5, 2005. The Company is diligently searching for a permanent replacement Chief Financial Officer and expects to fill this position during the second quarter of 2006.

•	Director of Taxation, effective March 7, 2005, to upgrade our tax expertise, improve the accuracy of future tax calculations, and to spearhead the development of a tax department.

•	Vice President and Controller, effective February 6, 2006 to assist with the implementation of internal controls over financial reporting.

Other in-progress remediation steps related to accounting personnel are as follows:

•	a self sufficient tax department has been developed that will coordinate all tax financial reporting matters and tax compliance processes;

•	recruitment of additional talent with SEC reporting and financial planning experience;

•	assessment of finance staff capabilities and provide training to new and existing personnel on corporate policies and procedures; and

•
making changes in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Tax deficiencies

Our in-progress remediation steps related to the Company’s review of the U.K. tax provision, the monitoring of U.K. tax regulation changes, and enhancement of its quarterly tax provision process include:

•	retaining a U.K. tax specialist during the first quarter of 2006 to review Rosemont’s tax provision and to provide technical tax expertise as needed;

•	engaging an external tax consultants during the first quarter of 2006 to provide additional tax expertise related to the 2005 year end closing process and to provide on going tax support;

•	continuing to enhance its review procedures related to both domestic and foreign tax calculations; and

•	establishment of periodic finance meetings to discuss tax issues and tax implications of significant business matters.

Communication

Our in-progress remediation steps related to improving internal departmental communications include:

•
instituting communication protocols that will foster improved shared intelligence between the finance function and other departments including, but not limited to, legal, operations, and executive management;

•
conducting reviews of significant contracts by the accounting department for completeness, accuracy and proper accounting treatment, including accounting input into contract terms prior to execution of significant contracts; and

•	maintaining an increased interface frequency level between parent and subsidiary personnel.

Back to Contents

Our in-progress remediation steps related to improving communications with third parties include:

•	establishment of periodic meetings with third party process providers in order to educate these entities regarding our enhanced policies and procedures;

•	have third party process providers educate us on the level of data that they provide, the controls over their processes, and how we can better utilize the information that is currently available; and

•
institute monthly reporting standards from third party process providers and third party vendors/ customers that will enhance our estimation capabilities. We have historically received many of these reports; however, standards related to these reports will assist us with financial reporting timing and accuracy.

Treasury controls

Our in-progress remediation steps related to controls over the Cash and Treasury process include:

•	the segregation of duties has been evaluated and changes are being implemented such that personnel generating wire transfers are independent from the authorization and reconciliation processes;

•	implemented improved check stock access controls and monitoring at Rosemont; and

•	bank signature cards have been updated.

Stock Award Administration

Our in-progress remediation steps related to stock award administration include:

•	each quarterly Employee Stock Purchase Plan purchase is approved by senior management;

•	engage with consultants to provide guidance regarding SFAS No. 123R implementation; and

•
managing the relationship more effectively with the Company’s third party stock award administrator to coordinate all stock award activity and to assist with software applications related to stock based expense calculations and related stock based accounting requirements.

Changes in Internal Control over Financial Reporting

Except for the changes noted above in connection with the remediation plan of the material weaknesses, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 15, 2006, Robert Lamm, age 51, was appointed Senior Vice President, Quality & Regulatory Affairs of the Company.

Please refer to “Item 1—“Our Executive Officers” ” for biographical information for Mr. Lamm.

In connection with his position as Senior Vice President, Quality & Regulatory Affairs of the Company, the Company entered into an Employment Agreement with Mr. Lamm on February 15, 2006. The agreement is for an initial three-year term and is automatically renewed for additional one-year terms unless either the Company or Mr. Lamm gives notice of non-renewal at least 90 days prior to the expiration date of the Agreement. Pursuant to the agreement, Mr. Lamm is currently entitled to an annual salary of $250,000. Additionally, Mr. Lamm is eligible to participate in the Company’s bonus, long-term incentive and other benefit programs.

If Mr. Lamm’s employment is terminated by the Company at any time for any reason other than cause, death or disability, or if the Company fails to renew the agreement, or if Mr. Lamm terminates his employment for good reason after February 15, 2007, then he will be entitled to receive:

Back to Contents

•
continuation of his base salary for the number of months following termination equal to the full number of months since the commencement of his employment (but not less than six months or more than 18 months);

•
a lump sum payment equal to his target annual bonus multiplied by the quotient of the full number of months since the commencement of his employment (but not less than six months or more than 18 months) divided by twelve, less $40,000;

•	a lump sump payment on the one year anniversary of termination equal to $40,000, provided that he does not breach non-competition and non-solicitation obligations pursuant to the agreement; and

•
continuation of medical, life and disability insurance and similar welfare benefits, for the number of months following termination equal to the full number of months since the commencement of his employment (but not less than six months or more than 18 months).

If, within 24 months following a change in control of the Company, or following the date of the announcement of a transaction which leads to a change in control of the Company, and the Company terminates Mr. Lamm’s employment for any reason other than cause, death or disability or fails to renew the Agreement (if it would otherwise have expired during the period), or Mr. Lamm terminates his employment for good reason, or the Company or a successor materially breaches any material provision of the agreement, then Mr. Lamm will be entitled to receive:

•	a lump sum payment equal to twice his annual base salary;

•	a lump sum payment equal to twice his target annual bonus; and

•	continuation of medical, life and disability insurance and similar welfare benefits, for two years following termination.

The terms “cause”, “good reason” and “change in control” are defined in the agreement, which is attached as Exhibit 10.15 to this Annual Report on Form 10-K.

Pursuant to the agreement, Mr. Lamm agreed that during the term of the Agreement and for six months thereafter he will not compete with the Company. In addition, Mr. Lamm agreed that during the term of the agreement and for twelve months thereafter he will not solicit the Company’s employees. These covenants terminate if at any time following a change in control of the Company, the Company terminates Mr. Lamm’s employment without cause or if he terminates his employment for good reason.

This summary of the agreement is qualified in its entirety by the terms and conditions of the agreement, which is attached as Exhibit 10.15 to this Annual Report on Form 10-K.

On February 15, 2006, Philip K. Yachmetz was appointed as Executive Vice President, Chief Business Officer and Secretary of the Company. In connection with his position as Executive Vice President, Chief Business Officer and Secretary, the Company entered into an amendment of the Employment Agreement, dated May 28, 2004, with Mr. Yachmetz on February 15, 2006.

Pursuant to the amendment, Mr. Yachmetz is currently entitled to an annual salary of $343,505. Additionally, under the amendment, if Mr. Yachmetz’ employment is terminated by the Company at any time for any reason other than cause, or Mr. Yachmetz terminates his employment for good reason, Mr. Yachmetz will be entitled to increased amounts as set forth below:

•	a lump sum payment equal to 1.75 times his annual base salary;

•	a lump sum payment equal to 1.75 times his target annual bonus; and

•	other benefits as set forth in the employment agreement.

•
If, within 24 months following a change in control of the Company, or following the date of the announcement of a transaction which leads to a change in control of the Company, and the Company terminates Mr. Yachmetz’ employment for any reason other than cause, death or disability or fails to renew the Agreement (if it would otherwise have expired during the period), or Mr. Yachmetz

Back to Contents

terminates his employment for good reason, or the Company or a successor materially breaches any material provision of the Agreement, then Mr. Yachmetz will be entitled to receive:

•	a lump sum payment equal to 2.25 times his annual base salary;

•	a lump sum payment equal to 2.25 times his target annual bonus; and

•	continuation of medical, life and disability insurance and similar welfare benefits, for 27 months following termination.

The terms “cause”, “good reason” and “change in control” are defined in the employment agreement, which is incorporated by reference as Exhibit 10.14 to this Annual Report on Form 10-K.

This summary of the amendment is qualified in its entirety by the terms and conditions of the amendment, which is attached as Exhibit 10.16 to this Annual Report on Form 10-K.

On March 22, 2006, we amended our Rights Agreement dated as of October 7, 1998 (the “Rights Agreement”), between Savient and American Stock Transfer & Trust Company, as Rights Agent. The amendment eliminates the “slow hand” provisions, which have in the past been the subject of criticism by corporate governance authorities such as Institutional Shareholder Services. The “slow hand” provisions applied under circumstances where a majority of our board of directors is elected by stockholder action at an annual or special meeting of stockholders. Under such circumstances, the “slow hand” provisions provided for a 180-day waiting period before the board of directors could redeem or exchange the rights issued under the Rights Agreement, or supplement or amend the Rights Agreement, in each case in any manner reasonably likely to have the purpose or effect of facilitating transactions of the type described in the Rights Agreement. All other aspects of the Rights Agreement remain in full force.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated herein by reference to the discussion under Item 1 of our Proxy Statement for our 2006 Annual Meeting of Stockholders. Information about our Executive Officers is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K. Information about our Audit Committee, including the members of the Committee, and our Audit Committee Financial Expert, is incorporated herein by reference to the discussion under the heading Audit Committee in our 2005 Proxy Statement.

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2006 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Information about our executive compensation is incorporated herein by reference to the discussion in our 2006 Proxy Statement under the heading Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the discussion in our 2006 Proxy Statement under the headings Beneficial Ownership of Common Stock and Equity Compensation Plan Information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the discussion in our 2006 Proxy Statement under the headings Executive Compensation – Compensation Committee Interlocks and Insider Participation and Certain Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the discussion in our 2006 Proxy Statement under the heading Audit Matters.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15 and 10.16 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)
2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(2)
2.3	Share Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring B.V.*(3)
2.4	Asset Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring International Centre SA.*(3)
3.1	Certificate of Incorporation of the Registrant, as amended.*(4)
3.2	By-laws of the Registrant, as amended.*(5)
4.1	Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating
Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(5)
4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(5)
10.1	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)
10.2	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(7)
10.3	Form of Indemnity Agreement between the Company and its directors and officers.*(8)
10.4	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)
10.5	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)†
10.6	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)
10.7	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)†
10.8	Bio-Technology General Corp. 1998 Employee Stock Purchase Plan.*(11)
10.9	Bio-Technology General Corp. 2001 Stock Option Plan.*(12)
10.10	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(13)
10.11	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.*(14)
10.12	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended.*(15)
10.13	Severance Agreement, dated as of May 21, 2004, between Savient Pharmaceuticals, Inc. and Sim Fass.*(16)

Back to Contents

Exhibit No.	Description

10.14	Employment Agreement, dated as of May 28, 2004, between Savient Pharmaceuticals, Inc.and Philip K. Yachmetz.*(17)
10.15	Employment Agreement, dated as of February 15, 2006, by and between the Company and Robert Lamm.
10.16	Amendment, dated February 15, 2006, to Employment Agreement, dated May 28, 2004, by and between the Company and Philip K. Yachmetz.
10.17	Amendment, dated July 12, 2004, to Employment Agreement dated May 14, 2002, by and between the Company and Christopher Clement.
21.1	Subsidiaries of Savient Pharmaceuticals, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

+	Confidential treatment has been granted for portions of such document.
*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Company’s Current Report on Form 8-K, dated March 23, 2005.

(4)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(6)	Registration Statement on Form S-1 (File No. 2-84690).

(7)	Registration Statement on Form S-1 (File No. 033-02597).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Company’s Registration Statement on Form S-8 (File No. 333-64541).

(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Company’s Current Report on Form 8-K, dated May 25, 2004.

(17)	Company’s Current Report on Form 8-K, dated August 9, 2004.

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

SAVIENT PHARMACEUTICALS, INC. (Registrant)

By: /s/ Christopher G. Clement

Christopher G. Clement
President and Chief Executive Officer
(Principal Executive Officer)

March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher G. Clement	President, Chief Executive
Christopher G. Clement	Officer and Director	March 28, 2006

/s/ Herbert Conrad
Herbert Conrad	Director	March 28, 2006

/s/ Jeremy Hayward-Surry
Jeremy Hayward-Surry	Director	March 28, 2006

/s/ Stephen Jaeger
Stephen Jaeger	Director	March 28, 2006

/s/ Carl Kaplan
Carl Kaplan	Director	March 28, 2006

/s/ David Tendler
David Tendler	Director	March 28, 2006

/s/ Virgil Thompson
Virgil Thompson	Director	March 28, 2006

/s/ Faye Wattleton
Faye Wattleton	Director	March 28, 2006

/s/ Herbert Weissbach
Herbert Weissbach	Director	March 28, 2006

/s/ Gina Gutzeit	Interim Chief Financial Officer
Gina Gutzeit	(Principal Financial Officer)	March 28, 2006