Form 10-Q
period 2006-03-31
SAVIENT PHARMACEUTICALS INC
filed 2006-05-10
CIK 722104

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of May 8, 2006 was 61,838,359.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

i

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,013	$75,181
Short-term investments	198	191
Accounts receivable, net	8,999	11,716
Note receivable	623	6,635
Inventories, net	9,517	9,419
Prepaid expenses and other current assets	4,041	2,721

Total current assets	112,391	105,863

Property and equipment, net	6,564	6,144
Goodwill	40,121	40,121
Other intangibles, net	66,625	67,638
Other assets (including restricted cash of $1,280)	3,514	2,925

Total assets	$229,215	$222,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,987	$5,745
Other current liabilities	12,861	15,121
Deferred revenues	200	—

Total current liabilities	23,048	20,866

Deferred income taxes	19,989	20,431

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; issued 61,687,000 at March 31, 2006; 61,523,000 at December 31, 2005	616	615
Additional paid in capital	221,544	221,622
Deferred compensation	—	(686)
Accumulated deficit	(37,541)	(41,519)
Accumulated other comprehensive income	1,559	1,362

Total stockholders’ equity	186,178	181,394

Total liabilities and stockholders’ equity	$229,215	$222,691

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenues:
Product sales, net	$18,906	$20,826
Other revenues	—	75

	18,906	20,901

Expenses:
Research and development	3,987	5,167
Marketing and sales	4,656	5,014
General and administrative	8,710	5,371
Cost of sales	3,855	5,611
Amortization of intangibles	1,013	1,013
Commissions and royalties	1	1,319

	22,222	23,495

Operating loss	(3,316)	(2,594)
Other income, net	8,855	2,186

Income (loss) before income taxes	5,539	(408)
Income tax expense	1,561	126

Net income (loss) from continuing operations	3,978	(534)
Net income from discontinued operations (See Note 8)	—	57

Net income (loss)	$3,978	$(477)

Earnings (loss) per common share, from continuing operations:
Basic	$0.06	$(0.01)

Diluted	$0.06	$(0.01)

Earnings per common share, from discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Earnings (loss) per common share:
Basic	$0.06	$(0.01)

Diluted	$0.06	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	61,212	60,545
Diluted	62,107	60,545

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid In	Deferred	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Income	Equity

Balance December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394
Comprehensive income:
Net income	–	–	–	–	3,978	–	3,978
Unrealized gain on marketable securities, net	–	–	–	–	–	7	7
Currency translation adjustment	–	–	–	–	–	190	190

Total comprehensive income							4,175

Transition effect of adoption of SFAS No. 123(R)	–	–	(686)	686	–	–	–
Restricted stock grants	119	1	(1)	–	–	–	–
Amortization of deferred compensation	–	–	89	–	–	–	89
Forfeiture of restricted stock grants	(23)	–	–	–	–	–	–
Issuance of common stock	27	–	88	–	–	–	88
ESPP compensation expense	–	–	120	–	–	–	120
Stock option compensation expense	–	–	205	–	–	–	205
Exercise of stock options	41	–	107	–	–	–	107

Balance, March 31, 2006 (unaudited)	61,687	$616	$221,544	$–	$(37,541)	$1,559	$186,178

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$3,978	$(477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	482	604
Amortization of intangible assets	1,013	1,013
Deferred revenues	200	(284)
Deferred income taxes	(442)	(318)
Unrealized loss on investments	—	224
Gain on sales of short-term investments	—	27
Proceeds from sales of short-term investments	—	676
Gain on sale of Delatestryl	(5,997)	—
Common stock issued as payment for services	34	38
Amortization of deferred compensation	89	37
Stock based compensation	325	—
Changes in:
Accounts receivables, net	2,717	2,545
Inventories, net	(951)	890
Prepaid expenses and other current assets	(1,320)	(78)
Assets held for sale	—	4,958
Accounts payable	4,242	(155)
Liabilities held for sale	—	(788)
Other current liabilities	(2,337)	(5,993)

Net cash provided by operating activities	2,033	2,919

Cash flows from investing activities:
Capital expenditures	(805)	(578)
Changes in other long-term assets	6	(44)
Proceeds from sale of investment in Omrix	—	1,625
Proceeds from sale of Delatestryl	5,644	—
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	6,700	—

Net cash provided by investing activities	11,545	1,003

Cash flows from financing activities:
Repayment of long-term debt	—	(1,759)
Proceeds from issuance of common stock	161	293

Net cash provided by (used in) financing activities	161	(1,466)

Effect of exchange rate changes	93	(110)

Net increase in cash and cash equivalents	13,832	2,346
Cash and cash equivalents at beginning of period	75,181	22,447

Cash and cash equivalents at end of period	$89,013	$24,793

Supplementary information:
Other information:
Interest paid	$—	$59

Income taxes paid	$1,266	$115

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2006 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes discontinued operations related to the divestiture of the Company’s global biologics manufacturing business on July 18, 2005 (see Note 8).

2 — Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The inventory obsolescence reserve is approximately $6,865,000 as of March 31, 2006.

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

Inventories at March 31, 2006 and December 31, 2005 are summarized below:

	March 31, 2006	December 31, 2005

	(Unaudited)
	(In thousands)
Raw material	$4,347	$3,960
Work in process	1,165	141
Finished goods	10,870	13,058
Inventory reserves	(6,865)	(7,740)

Total	$9,517	$9,419

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3 — Revenue Recognition

     Revenue recognition — Product sales

Product sales are recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (2) delivery has occurred or services have been rendered (3) the seller’s price to the buyer is fixed and determinable and (4) collectibility is reasonably assured. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, other rebates, discounts, and distribution fees.

Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin. Upon shipment, we estimate an allowance for future returns. The Company will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of competitors’ new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel (sometimes referred to as “channel stuffing”), (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit us to providing those entities with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

Commercial discounts — The Company sells directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.

Distribution fees — The Company has a distribution arrangement with a third party which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services from one of its largest customers.

     Revenue recognition — Other

Other revenues represent funds received by the Company for research and development projects. The Company recognized revenues upon performance of such funded research. The Company did not have revenue related to research and development projects in 2006.

Discontinued operations for the three months ended March 31, 2005 included contract fee revenue which consisted of a license of marketing and distribution rights and research and development projects. In accordance with SAB 104 contract fee revenues were recognized over the estimated term of the related agreements which ranged from 5 to 16 years.

4 — Earnings Per Share of Common Stock

The Company has applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share — “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued as calculated using the treasury stock method.

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

	Three Months Ended March 31,
	2006	2005

	(Unaudited)
	(in thousands)
Basic	61,212	60,545
Incremental shares for assumed conversion of options	895	–

Diluted	62,107	60,545

The difference between basic and diluted weighted average common shares resulted from the assumption that dilutive stock options outstanding were exercised. For the three months ended March 31, 2006 options to purchase 799,991 shares of our common stock were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive. For the three months ended March 31, 2005, all outstanding

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

options as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive since the Company reported a net loss for that period.

5 — Stock-Based Compensation

     Stock Options

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for any periods ending prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified- prospective-transition method. Under this transition method, compensation cost in 2006 includes costs for options granted prior to, but not amortized as of, December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods.

The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $205,000 for the three months ended March 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company disclosed the stock-based compensation pro forma expense effect on net loss and earnings per share which for the three months ended March 31, 2005 is illustrated below (for the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods):

Three Months Ended March 31, 2005

(in thousands) (unaudited)

Net loss as reported	$(477)
Deduct: Total stock-based compensation expense determined under fair value based method
for all awards, net of related tax effects	391

Pro forma net loss	$(868)

Loss per share:
Basic — as reported	$(0.01)

Basic — pro forma	$(0.01)

Diluted — as reported	$(0.01)

Diluted — pro forma	$(0.01)

As of March 31, 2006, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made additional compensation costs will be incurred.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3 (“FSP No. 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of FSP No. 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating these alternative methods.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four year period and options granted to board members have a one year vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2006 are as follows:

Expected volatility	62-68%
Weighted-average volatility	67%
Risk-free interest rate	4.8%
Weighted average expected life in years	6.1
Dividend yield	0.0%

Historical information was the primary basis for the selection of the expected volatility and expected dividend yield. The expected lives of the options are based upon the simplified method as set forth by SAB No. 107 issued by the Securities and Exchange Commission which estimates expected life as the midpoint between vesting and the grant contractual life. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average fair market value of options granted in the first quarter of 2006 and 2005 was $3.08 and $1.76, respectively.

Stock option activity during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options

	(unaudited)
	(in thousands, except weighted average data )
Outstanding at December 31, 2005	3,030	$4.97	6.95
Granted	318	4.71
Exercised	(41)	2.59
Cancelled	(300)	5.70

Outstanding at March 31, 2006	3,007	$4.90	7.10	$3,972

Exercisable at March 31, 2006	1,826	$5.62	6.00	$2,153

The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $113,000. The intrinsic value is calculated as the

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

difference between the market value as of March 31, 2006 and the exercise price of the shares. The closing price per share of the Company’s common stock on March 31, 2006 was $5.33.

     Restricted Stock

Starting in 2005, the Company issued restricted stock awards to certain of its employees. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense over the life of the vesting period. For the three months ended March 31, 2006, the Company issued 119,000 shares of restricted stock to its employees at a weighted average grant date fair value of $4.57 amounting to approximately $544,000. These shares vest over either a three and four year period and are expensed, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the vesting period. Daily pro rata vesting is calculated for employees terminated involuntarily without cause. During the three months ended March 31, 2006, approximately 23,000 shares valued at approximately $62,000 have been forfeited. At March 31, 2006, approximately 454,000 shares remained unvested and there was approximately $1,079,000 of unrecognized compensation cost related to restricted stock.

     Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the three months ended March 31, 2006, the Company recorded approximately $120,000 of compensation expense related to participation in the 1998 ESPP which resulted in a decrease in net income from continuing operations and net income.

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

Based upon the Company’s current business outlook, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2006, the Company maintains a $22,099,000 valuation allowance against its deferred income tax assets.

7 — Commitments and Contingencies

     Litigation

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action is pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages. The plaintiff purports to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserts that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint which has now been fully briefed by both the Company and the Plaintiffs and is pending a decision by the Court. The Company has received no indication from the Court as to when a decision may be expected. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

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

     Sale of Delatestryl

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of Delatestryl, its injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million. The Company recorded a gain on sale of Delatestryl of approximately $6.0 million which was included in other income.

     License for Soltamox

On February 8, 2006, the Company announced that it had executed with Cytogen Corporation a binding letter of intent to negotiate a definitive agreement granting Cytogen exclusive marketing rights for Soltamox (tamoxifen citrate) in the United States and received $200,000 as part of a licensing fee. This fee was recorded as deferred revenue. The exclusive license transaction closed in April 2006 and will be effective for a minimal term of ten years. Upon closing, Cytogen paid the Company the remaining $1.8 million portion of the total upfront licensing fee of $2 million. The transaction also contemplates Cytogen’s payment to the Company and its subsidiary Rosemont Pharmaceuticals Limited of additional contingent sales-based milestone payments of up to a total of $4 million. The Company and Rosemont will also receive royalties on net sales of Soltamox. Additionally, Rosemont entered into a supply agreement with Cytogen for the manufacture and supply of Soltamox.

     Additional Settlement Proceeds

In February 2006, the Company received an additional payment of $500,000 under the human growth hormone intellectual property disputes settlement with Novo Nordisk which was previously announced in February 2005. The proceeds were included in other income.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Settlement with Ross Products Division of Abbott Laboratories (Ross)

The Oxandrin co-promotion agreement with Ross terminated in December 2005. Final reconciliation of the agreement in the first quarter of 2006 determined that Ross had overcharged Savient in error by approximately $1.3 million. Ross has agreed to compensate the Company for this error and as such the Company has recognized the $1.3 million as other income.

     Exploration of Strategic Alternatives for Rosemont Pharmaceuticals Limited

On February 17, 2006, the Company announced that it has engaged Citigroup Corporate and Investment Banking to explore strategic alternatives for its wholly-owned subsidiary, Rosemont Pharmaceuticals Limited, including the potential spin out or sale of the business and announced its intention, upon the possible completion of a Rosemont transaction, to earmark a significant portion of the net proceeds for a stock repurchase plan. The Company further announced that it will continue to focus its full efforts and resources on the completion of the current clinical development program for Puricase (PEG-uricase), the Company’s Phase 3 compound for treatment-failure gout, the completion of the commercialization plan, including identification of potential Phase 4 studies and the evaluation other potential indications for Puricase beyond treatment-failure gout, and the bolstering of long-term manufacturing activities. In parallel, the Company announced that it expects to concentrate its business development efforts principally on completing a transaction with a partner for the clinical development and commercialization of Puricase outside of the United States. However, the Company continues to identify and evaluate late stage compounds and technologies for possible in-licensing opportunities.

     Sublease of a Portion of the Corporate Offices

In March 2006, the Company subleased approximately 12,400 square feet of its administrative headquarters offices in East Brunswick, New Jersey to Permacel, Inc. at an average annual base rental of $340,000 for an initial term of 5 years, terminable after 3 years.

     FDA Agreement on Phase 3 Protocol for Puricase (PEG-uricase)

On March 21, 2006, the Company announced that it had received a written response from the U.S. Food and Drug Administration (FDA) that the FDA is in agreement with the Company’s proposed Phase 3 protocol(s), submitted as a Special Protocol Assessment for its lead drug candidate Puricase (PEG-uricase). On May 3, 2006, the Company announced that it had received written notification from the FDA that the SPA was approved. The Company plans to implement the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. The Company held a Phase 3 Investigators meeting from March 31– April 2, 2006, with patient recruitment for the clinical trials expected to be completed toward the end of 2006 or early 2007. The Company further announced that it is targeting to file a BLA for the Puricase (PEG-uricase) product with the FDA in late 2007.

8 — Sale of Business Segment

On July 18, 2005, the Company announced that it had completed the sale of its global biologics manufacturing business to Ferring B.V. and Ferring International Centre S.A. for $80 million cash plus the assumption by the Ferring entities of liabilities of Savient relating to the business. The terms of the sale provided that Savient was to receive the $80 million in three cash installments: $55 million, which was paid on the closing date, $15 million at the first anniversary of the closing and $10 million at the second anniversary of the closing. In addition, on July 18, 2005, Ferring International Centre SA delivered two promissory notes to Savient providing for the payment to the Company of the second and third installments. The amounts paid to the Company were subject to a postclosing working capital adjustment. The Company completed the divestiture of these assets and liabilities on July 18, 2005.

The obligations of Ferring B.V. and Ferring International Centre SA under the purchase agreements and promissory notes were guaranteed by Ferring Holding S.A. pursuant to a Parent Guarantee dated as of March 23, 2005.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the closing, Savient’s co-promotion agreement with Ferring Pharmaceuticals, Inc. (“FPI”) for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Euflexxa is indicated for the treatment of pain in osteoarthritis of the knee in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. Under the agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. Strategically, Euflexxa was of interest to the Company as it represented an early entry into the field of rheumatology, a new therapeutic category for the Company, and would’ve potentially allowed the Company to build a presence and expertise in advance of the commercialization of its lead product candidate Puricase (PEG-uricase) which is about to enter Phase 3 clinical trials. In December 2005, given the then prevailing product profile and market conditions detailed below, the Company determined that it was best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase (PEG-uricase).

Euflexxa was approved by the FDA in December of 2004 and post-approval submissions to support room-temperature labeling were provided to the FDA in 2005 and then supplemented to expand the scope of this labeling following the closing of our sale of the global biologics manufacturing business. Subsequently, on September 16, 2005 the FDA approved the final launch labeling for Euflexxa to include a requirement for refrigerated storage conditions, making Euflexxa the only refrigerated product in the market. Additionally, the Center for Medicare and Medicaid Services had determined to assign reimbursement pricing lower than originally projected when it determined to apply identical pricing to all hyaluronic acid products other than the market leader, Synvisc ®.

On December 8, 2005, the Company and FPI entered into a master agreement pursuant to which the Company has exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co- promotion agreement, on December 15, 2005, the Company paid FPI $15.6 million, representing a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the $25 million of total post-closing payments required by Ferring International Centre, as evidenced by the two promissory notes, in connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring International Centre paid $15.7 million to the Company on December 15, 2005, and an additional $6.7 million was received on March 31, 2006. Finally, the master agreement confirmed the resolution by Ferring B.V. and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring B.V. to Savient on December 12, 2005.

Effective in the first quarter of 2005, the Company concluded that the global biologics manufacturing business should be classified as “assets held for sale” in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations.” This conclusion was primarily based upon the significant continuing involvement that was originally contemplated in connection with the co-promotion agreement. On December 8, 2005, the Company exited the co-promotion agreement. In accordance with EITF 03-13, the exiting of the co-promotion agreement represents a significant event that requires the Company to reassess the classification of the global biologics manufacturing business in the Company’s consolidated financial statements and requires the Company to present the global biologics manufacturing business operations as discontinued operations.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2006 and December 31, 2005, the Company has no assets held for sale since the global biologics manufacturing business was divested on July 18, 2005.

A summary statement of discontinued operations of the former global manufacturing biologics business for the three months ended March 31, 2005, as it was included in the consolidated financial statements of the Company, follows:

Three Months Ended March 31, 2005

(unaudited)
(in thousands)
Revenues:
Product sales, net	$4,060
Contract fees	291

4,351

Expenses:
Research and development	1,115
Marketing and sales	140
General and administrative	845
Cost of sales	1,414
Commissions and royalties	1

3,515

Operating income	836
Other loss, net	(129)

Income before income taxes	707
Income tax expense	650

Net income from discontinued operations	$57

9 — Segment Information

The Company has identified two reportable segments: Oral Liquid Pharmaceuticals and Other Specialty Pharmaceuticals. Prior to 2005, the Company’s operations were not managed along segment lines. The Oral Liquid Pharmaceuticals segment develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form. This segment sells two categories of products: licensed products and specials. Licensed products are products for which the Company has received U.K. regulatory approval to promote the oral formulation, and specials are products for which the Company has limited U.K. regulatory approval to accept custom orders but which the Company is not permitted to promote. Other Specialty Pharmaceuticals includes the remaining products which are branded prescription pharmaceuticals. The former global biologics manufacturing business segment products are included here as discontinued operations.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information about the Company’s segments is presented below:

	Three Months Ended March 31, 2006
	Oral Liquid	Other Specialty	Discontinued
	Pharmaceuticals	Pharmaceuticals	Operations	Total

	(unaudited, in thousands)

Revenues	$9,403	$9,503		$18,906
Operating income before corporate and non-cash charges	3,636	(5,457)		(1,821)
Less:
Depreciation and amortization	1,296	199		1,495
Corporate charges	657	(657)		—

Operating income (loss) as reported	1,683	(4,999)		(3,316)
Other income (expense), net	(755)	9,610		8,855
Income tax expense	(1,458)	(103)		(1,561)

Net income (loss) from continuing operations	$(530)	$4,508		$3,978
Net income from discontinued operations	$—	$—	$—	$—

Net income (loss)	$(530)	$4,508	$—	$3,978

Segment assets	$133,056	$96,159		$229,215

Expenditures for segment assets	$548	$257		$805

	Three Months Ended March 31, 2005
	Oral Liquid	Other Specialty	Discontinued
	Pharmaceuticals	Pharmaceuticals	Operations	Total

	(unaudited, in thousands)
Revenues	$9,064	$11,837		$20,901
Operating income (loss) before corporate and non-cash charges	3,412	(4,389)		(977)
Less:
Depreciation and amortization	1,317	300		1,617
Corporate charges	1,065	(1,065)		—

Operating income (loss) as reported	1,030	(3,624)		(2,594)
Other income (expense), net	(931)	3,117		2,186
Income tax expense	(35)	(91)		(126)

Net income (loss) from continuing operations	$64	$(598)		$(534)
Net income from discontinued operations	$—	$—	$57	$57

Net income (loss)	$64	$(598)	$57	$(477)

Segment assets	$128,948	$43,771	$74,126	$246,845

Expenditures for segment assets	$490	$88		$578

Back to Contents

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information about the Company’s product sales by geographic region is as follows:

	Three Months Ended March 31,
	2006		2005
	(unaudited, dollars in thousands)
United States	$9,453	50%	$11,595	47%
United Kingdom	8,597	45%	8,781	35%
Other international	856	5%	4,510	18%

Total	$18,906	100%	$24,886	100%

Product sales for the three months ended March 31, 2005 in the table above included $4,060,000 of product sales related to discontinued operations. Product sales related to discontinued operations primarily occurred within other international.

10 — Subsequent Events

     License for Soltamox

The exclusive license transaction with Cytogen Corporation closed in April 2006 and will be effective for a minimum term of ten years. Upon closing, Cytogen paid the Company the remaining $1.8 million portion of its total upfront licensing fee of $2 million. The transaction also contemplates the payment to the Company of additional contingent sales-based milestone payments of up to a total of $4 million. The Company will also receive royalties on net sales of Soltamox. Additionally, the Company’s subsidiary, Rosemont, entered into a supply agreement with Cytogen for the manufacture and supply of Soltamox.

     Receipt of Omrix Stock

In February 2005, the Company sold to Catalyst Investments, L.P. all of its holdings of Omrix common stock for $1,625,000, plus the right to receive additional consideration or shares of Omrix common stock in the event that Catalyst was able to realize a gain on its Omrix investment on specified terms. On April 21, 2006, Omrix completed its initial public offering. Accordingly, pursuant to the terms of the Company’s agreement with Catalyst, Catalyst became obligated to transfer to the Company such number of Omrix shares having an aggregate value of approximately $575,000 as of a date within the 10 business days following the initial public offering. Upon completion of this transfer, Catalyst’s obligations to the Company under this agreement will be satisfied in full.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business, the development of our lead drug candidate Puricase (PEG-uricase) and the statements regarding our exploration of the strategic alternatives with respect to our subsidiary Rosemont Pharmaceuticals Limit are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings and financial results. We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.

Overview

We are a specialty pharmaceutical company engaged in developing, manufacturing and marketing pharmaceutical products that address unmet medical needs in both niche and wider markets. We currently market one product in the United States, Oxandrin®, used to promote weight gain following involuntary weight loss. We also have one product in clinical development, Puricase (PEG-uricase), intended for treatment-failure gout. We are currently engaged in a repositioning of our company to focus on the full development of Puricase (PEG-uricase), our product candidate for the control of hyperuricemia in patients with treatment-failure gout in whom conventional treatment is contraindicated or shown to be ineffective. We expect Puricase (PEG-uricase) to begin Phase 3 clinical dosing in May 2006. We also market more than 100 pharmaceutical products in oral liquid form through our subsidiary Rosemont Pharmaceuticals Limited. In February 2006, we announced that we have engaged investment bankers and are exploring strategic alternatives for Rosemont, including the potential spin out or sale of the business.

During July 2005, we sold our former global biologics manufacturing business which was primarily operated in Israel through our former Bio-Technology General (Israel) Ltd. subsidiary, which we refer to as BTG-Israel.

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

Our financial results have been heavily dependent on Oxandrin since we introduced it in December 1995. Sales of Oxandrin accounted for 50% of our net product sales in the first three months of 2006 and 52% of our net product sales in the first three months of 2005. We believe several companies have filed ANDAs with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin may begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

On January 9, 2006, we completed our sale to Indevus Pharmaceuticals Inc. of our product Delatestryl. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and agreed to pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased our inventory of finished product from us in three installments totaling approximately $1.9 million. Prior to the

Back to Contents

sale, sales of Delatestryl had decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.

Rosemont’s product sales represented a larger percentage of our overall product sales in the first three months of 2006 than they did in the 2005 period. Rosemont’s product sales accounted for 50% of our net product sales in the first three months of 2006 and 44% of our net product sales in the first three months of 2005.

Results of Operations

The following table sets forth for the periods indicated percentage of revenues represented by certain items reflected on our statements of operations.

	Three Months Ended March 31,
	2006	2005

	(unaudited)
Revenues:
Product sales, net	100%	100%
Other revenues	0%	0%

	100%	100%

Expenses:
Research and development	21%	25%
Marketing and sales	25%	24%
General and administrative	46%	26%
Cost of sales	20%	27%
Amortization of intangibles	5%	5%
Commissions and royalties	0%	6%

	117%	113%
Operating loss	-17%	-13%
Other income, net	47%	11%

Income (loss) before income taxes	30%	-2%
Income tax expense	8%	1%

Net income (loss) from continuing operations	22%	-3%
Net income from discontinued operations	0%	0%

Net income (loss)	22%	-3%

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

Back to Contents

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The following table summarizes net sales of our commercialized products and their percentage of net product sales for the periods indicated:

	Three Months Ended March 31,
	2006		2005

	(unaudited, dollars in thousands)
Oxandrin	$9,372	50%	$10,821	52%
Oral liquid pharmaceutical products	9,403	50%	9,064	44%
Delatestryl	131	0%	941	4%

	$18,906	100%	$20,826	100%

We believe that sales of our products will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

•	maintaining or increasing business with our existing products;

•	expanding into new markets; and

•	commercializing additional products.

     Comparison of Three Months Ended March 31, 2006 and March 31, 2005.

Revenues.     Total revenues decreased by $1,995,000, or 10%, in the three months ended March 31, 2006 to $18,906,000 from $20,901,000 in the three months ended March 31, 2005. The decrease in total revenues resulted primarily from the decrease in product sales, net.

Product sales, net decreased by $1,920,000, or 9%, in the three months ended March 31, 2006 to $18,906,000 from $20,826,000 in the three months ended March 31, 2005. The decrease resulted primarily from decreases in net sales of Oxandrin and our sale of Delatestryl to Indevus, partially offset by an increase in sales of oral liquid pharmaceutical products.

Sales of Oxandrin in the three months ended March 31, 2006 were $9,372,000, a decrease of $1,449,000, or 13%, from $10,821,000 in the three months ended March 31, 2005. This decrease is primarily attributable to an overall declining market, the deletion of Oxandrin from the Florida Medicaid program, and reimbursement disruption from the introduction of the Medicare Part D program; partially offset by price increases instituted by the Company in January 2006.

Sales of oral liquid pharmaceutical products in the three months ended March 31, 2006 were $9,403,000, an increase of $339,000, or 4%, from $9,064,000 in the first three months of 2005. The increase is attributable to continued growth across all market sectors, primarily from sales through third parties and increased exports; partially offset by decreases in British pound to U.S. dollar conversion rates from the first quarter of 2005 to the first quarter of 2006. When measured in British pounds, there was a 12% increase in oral liquid pharmaceutical product revenue for the first quarter of 2006 compared to the first quarter of 2005.

Sales of Delatestryl in the three months ended March 31, 2006 were $131,000, a decrease of $810,000, or 86%, from $941,000 in the first three months of 2005. The decrease in sales was the result of our sale of Delatestryl to Indevus Pharmaceuticals Inc. on January 9, 2006.

Cost of sales decreased by $1,756,000, or 31%, in the three months ended March 31, 2006 to $3,855,000 from $5,611,000 in the three months ended March 31, 2005. Cost of sales as a percentage of product sales decreased from 27% in the three months ended March 31, 2005 to 20% in the three months ended March 31, 2006. This decrease was attributable to the sale of Delatestryl to Indevus Pharmaceuticals, Inc. resulting in lower total cost of sales, as well as lower costs of sales of our oral liquid pharmaceutical products on higher oral liquid sales resulting from volume efficiencies.

Back to Contents

Cost of sales as a percentage of product sales also varies from year to year and quarter to quarter depending on the quantity and mix of products sold. Oxandrin has relatively low manufacturing costs relative to its sales prices; whereas the oral liquid pharmaceutical products have higher manufacturing costs relative to their sales prices.

Research and development expense decreased by $1,180,000, or 23%, in the three months ended March 31, 2006 to $3,987,000 from $5,167,000 in the three months ended March 31, 2005. This decrease was attributable to certain 2005 expenses, including costs associated with the improved manufacturing efficiencies of Oxandrin, toxicology studies of Prosaptide and Puricase (PEG-uricase) patent and trademark costs, partially offset by an increase in Puricase (PEG-uricase) study and material costs in the first three months of 2006. In December 2005, the Company made the decision to terminate all development efforts related to Prosaptide.

Marketing and sales expense decreased by $358,000, or 7%, in the three months ended March 31, 2006 to $4,656,000 from $5,014,000 in the three months ended March 31, 2005. The decrease was primarily attributable to the reduction of sales outsourcing in 2006.

General and administrative expense increased by $3,339,000 or 62%, in the three months ended March 31, 2006 to $8,710,000 from $5,371,000 in the three months ended March 31, 2005. The increase in general and administrative expense primarily resulted from significant increases in audit and consulting fees related to the completion of our restatement and year-end audit. Additionally, we incurred a significant increase in consulting fees related to accounting and finance outsourcing and compliance with the requirements of the Sarbanes-Oxley Act, as well as an increase in legal expense and compensation expenses. Our audit and consulting fees related to our restatement were approximately $1.0 million in the first quarter of 2006 and our consulting fees related to accounting and finance outsourcing and Sarbanes-Oxley compliance increased approximately $1.0 million during the first quarter of 2006.

Amortization of intangibles. In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80,800,000, consisting of developed products, trademarks and patents. We are amortizing these intangibles using the straight-line method over the estimated useful life of approximately 20 years. We recorded $1,013,000 of amortization of these intangibles in the first three months of each of 2006 and 2005.

Commissions and royalties expense was $1,000 in the three months ended March 31, 2006, compared to $1,319,000 in the three months ended March 31, 2005. The decrease was primarily attributable to the termination of our agreement with Ross Products Division of Abbott Laboratories on sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former Delatestryl and Mircette products.

Other income, net was $8,855,000 for the three months ended March 31, 2006, compared to $2,186,000 for the three months ended March 31, 2005. The change is primarily attributable to the gain on sale of Delatestryl of approximately $6.0 million, an increase of approximately $1.2 million in net investment income primarily due to the increase in our cash position and a $1.3 million settlement due from Ross Pharmaceutical Limited related to commission payment overcharges.

Income taxes.     Provision for income taxes for the three months ended March 31, 2006 was $1,561,000, compared to provision for income taxes $126,000 for the three months ended March 31, 2005. The increase in the provision for income taxes was primarily attributable to our oral liquid pharmaceutical products segment.

Liquidity and Capital Resources

Our working capital at March 31, 2006 was $89,343,000, compared to an adjusted working capital figure of $84,997,000 at December 31, 2005.

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income,

Back to Contents

working capital requirements, milestone payment obligations and financings, if any. Net cash increased by $13,832,000 and $2,346,000 in the three months ended March 31, 2006 and 2005, respectively.

Net cash provided by operating activities was $2,033,000 in the three months ended March 31, 2006, compared to $2,919,000 in the three months ended March 31, 2005. Net income was $3,978,000 in the three months ended March 31, 2006, compared to a net loss of $477,000 in the three months ended March 31, 2005.

In the three months ended March 31, 2006, net cash provided by operating activities was less than our net income primarily due to the gain on sale of Delatestryl of $5,997,000, an increase in inventory of $951,000, an increase in prepaid expenses and other current assets of $1,320,000, and a decrease in other current liabilities of $2,337,000, partially offset by amortization of intangible assets of $1,013,000, a decrease in accounts receivable, net, of $2,717,000 and an increase in accounts payable of $4,242,000. In the three months ended March 31, 2005, net cash provided by operating activities was greater than our loss because of amortization of intangible assets of $1,013,000, a decrease in accounts receivables of $2,545,000, a decrease in inventory of $890,000 and a decrease in assets held for sale of $4,958,000, partially offset by a $788,000 decrease in liabilities held for sale and a $5,993,000 decrease in other current liabilities, of which $3,000,000 was related to the retirement of reserves for two specified litigations.

Net cash provided by investing activities was $11,545,000 in the three months ended March 31, 2006, compared to net cash provided by investing activities was $1,003,000 in the three months ended March 31, 2005. Net cash provided by investing activities in the three months ended March 31, 2006 primarily was attributable to proceeds from the sale of Delatestryl of $5,644,000 and proceeds from the collection of a note receivable issued in connection with the sale of our former global biologics manufacturing business of $6,700,000, partially offset by capital expenditures of $805,000. In the three months ended March 31, 2005, net cash provided by investing activities primarily related to proceeds from the sale of our investment in Omrix Corporation of $1,625,000, partially offset by capital expenditures of $578,000.

Net cash provided by financing activities was $161,000 in the three months ended March 31, 2006, compared to net cash used in financing activities was $1,466,000 in the three months ended March 31, 2005. The net cash provided by financing activities in the three months ended March 31, 2006 was related to proceeds from issuance of common stock. The net cash used in financing activities in the three months ended March 31, 2005 primarily reflected repayment of $1,759,000 of debt, partially offset by net proceeds from issuance of common stock.

We believe that our cash resources as of March 31, 2006, together with anticipated product sales, will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

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

Product revenue recognition.      Product sales are recognized when title to the product has transferred to our customers in accordance with the terms of the sale. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104 (together, “SAB 104”), and SFAS No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated.

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

Allowances for returns.     In general, we provide credit for product returns that are returned six months prior to and twelve months after the product expiration date. Our product sales in the United States primarily relate to the following three products:

Product	Expiration (in years)

Oxandrin 2.5 mg	5
Oxandrin 10 mg (1)	3
Delatestryl (2)	5

Back to Contents

(1)
In 2006, the Company determined, based on its review of stability data, that the Oxandrin 10mg dosage form demonstrated stability over a 3 year shelf life and thus the Company modified the product’s label to indicate a 3 year expiration date. For periods prior to the Company’s March 31, 2006 balance sheet date, this product dosage was sold with 2 year expiration dating.

(2)	On January 9, 2006, the Company completed its sale of Delatestryl to Indevus Pharmaceuticals, Inc.

Upon sale, we estimate an allowance for future returns. We will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates — We track actual returns by product and analyzes historical return trends. We use these historical trends as part of our overall process of estimating future returns.

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

•
Level of product in the distribution channel — From the third quarter of 2002 through the first quarter of 2004, we followed the practice of offering customers quarter-end promotions and pricing incentives with specified maximum purchases to ensure that supplies in the distribution channel would be sufficient to avoid stock outs. Analyses have shown that, although these quarter-end promotions caused wholesaler buying spikes, the channel was not inflated. Based upon our review of the wholesaler inventory and third-party prescription data that were and are available to us, the level of product in the channel is at a reasonable level at an average of approximately three months or less. Given the twelve-month shipping policy, the level of product in the distribution channel appears reasonable for both five- year and two-year expiration product.

•
Estimated shelf life — Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the channel has excess dating that will allow the product to be sold through the channel without nearing its expiration date. Currently we have mandated that product with less than twelve months of expiry dating will not be sold into the channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third party distributor. In addition, we entered into a distributor service agreement with one of our large wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better channel inventory management, higher levels of channel transparency, and more consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

•
Current and projected demand — We analyze prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product in the channel and to determine future sales trends.

•
Product launches and new product introductions — For future product launches, we will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

Back to Contents

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

The aggregate net return allowance reserves as of March 31, 2006 and December 31, 2005 was $2,399,000 and $2,888,000, respectively.

Allowances for Medicaid and other government rebates.     Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of March 31, 2006 and December 31, 2005 was $3,003,000 and $2,491,000, respectively.

Inventory valuation.     We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

The aggregate net inventory valuation reserves as of March 31, 2006 and December 31, 2005 were $6,865,000 and $7,740,000, respectively.

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

Stock Based Compensation.     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to, but not amortized, as of December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods which were accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees generally vest ratably over a four year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense, including the option’s expected term and the price volatility of the underlying stock.

Back to Contents

The cumulative effect on net income from continuing operations and net income in the three months ended March 31, 2006 related to the adoption of SFAS No. 123(R) is approximately $325,000 which includes both stock option and employee stock purchase plan expenses. As of March 31, 2006, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

In connection with the preparation of the Form 10-Q for the period ended March 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2005 Form 10-K (the “2005 Form 10-K”) and outlined below. To date, the material weaknesses identified in the 2005 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As disclosed in the 2005 Form 10-K, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005:

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

•
deficiencies in the income tax analysis consisting of (a) insufficient review of the U.K. tax provision by Rosemont management in the United Kingdom and by the corporate tax function, (b) insufficient monitoring of U.K. tax regulation changes and (c) inaccurate calculation of quarterly tax provision;

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

     b)     Remediation Steps to Address Material Weakness.

As described below, through March 31, 2006, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2005 Form 10-K.

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

•	Vice President — Finance and Controller, effective February 6, 2006 to assist with the implementation of internal controls over financial reporting.

•	Financial Analyst, effective January 23, 2006 to provide an additional accounting resource.

Additional remediation steps related to accounting and tax personnel are as follows:

•	a self sufficient tax department has been developed that will coordinate all tax financial reporting matters and tax compliance processes;

•	recruitment of additional personnel with SEC reporting and financial planning experience;

•	assessment of finance staff capabilities and provide training to new and existing personnel on corporate policies and procedures; and

•
changes are being made in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Tax deficiencies

Our remediation steps related to the Company’s review of the U.K. tax provision, the monitoring of U.K. tax regulation changes, and enhancement of its quarterly tax provision process include:

•	retained a U.K. tax specialist during the first quarter of 2006 to review Rosemont’s tax provision and to provide technical tax expertise as needed;

•	engaged external tax consultants during the first quarter of 2006 to provide additional tax expertise related to the 2005 year end closing process and to provide on going tax support;

•	continuing to enhance its review procedures related to both domestic and foreign tax calculations; and

Back to Contents

•	establishment of periodic finance meetings to discuss tax issues and tax implications of significant business matters.

Communication

Our remediation steps related to improving internal departmental communications include:

•
instituting communication protocols that will foster improved shared intelligence between the finance function and other departments including, but not limited to, legal, operations, and executive management;

•
conducting reviews of significant contracts by the accounting department for completeness, accuracy and proper accounting treatment, including accounting input into contract terms prior to execution of significant contracts; and

•
commenced an overall increase in the communication level between parent and subsidiary personnel, including the establishment of standardized periodic meetings to discuss business results and objectives.

Our remediation steps related to improving communications with third parties include:

•	establishment of periodic meetings with third party process providers in order to educate these entities regarding our enhanced policies and procedures;

•
having third party process providers educate us on the level of data that they provide, the controls over their processes, and how we can better utilize the information that is currently available; and

•
institute monthly reporting standards from third party process providers and third party vendors/ customers that will enhance our estimation capabilities. We have historically received many of these reports; however, standards related to these reports will assist us with financial reporting timing and accuracy.

Treasury controls

Our remediation steps related to controls over the cash and treasury process include:

•	the segregation of duties has been evaluated and changes are being implemented such that personnel generating wire transfers are independent from the authorization and reconciliation processes;

•	implementing improved check stock access control and monitoring at Rosemont; and

•	bank signature cards have been updated.

Stock Award Administration

Our remediation steps related to stock award administration include:

•	each quarterly 1998 ESPP purchase is approved by senior management;

•	engagement of consultants to provide guidance regarding SFAS No. 123(R) implementation; and

•
increased communication frequency and managed the relationship more effectively with the Company’s third party stock award administrator to coordinate all stock award activity and to assist with software applications related to stock based expense calculations and related stock based accounting requirements.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business, the development of our lead drug candidate Puricase (PEG-uricase) and the statements regarding our exploration of the strategic alternatives with respect to our subsidiary Rosemont Pharmaceuticals Limit are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

In 2005, we determined that our consolidated financial statements for the years ended December 31, 2002, 2003, and 2004 and for the quarter ended March 31, 2005 should be restated. We incurred substantial unanticipated costs for accounting and legal fees in 2005 and 2006 in connection with the restatement, and although the restatement is complete, we may incur additional related costs.

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

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, deficiencies in income tax analysis, insufficient communications, insufficient treasury controls, and insufficient controls related to stock based compensation. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 4 in this Quarterly Report on Form 10-Q. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

As part of our strategic business plan, we are repositioning our company to focus on the full development of our pipeline. This will include an enhanced focus on the clinical development of Puricase (PEG-uricase), our lead product candidate currently entering Phase 3 clinical trials and for which we recently reached an agreement with the FDA on the Phase 3 program. We also plan to engage in an active in-licensing program to access and develop novel compounds in later clinical development as well as marketed products complementary to this strategy.

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

Back to Contents

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase (PEG-uricase) and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase (PEG-uricase). The results from the Phase 2 clinical trial showed that Puricase (PEG-uricase) showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment (SPA) of the Company’s Phase 3 protocols. In March 2006 the Company received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols. On May 3, 2006, the Company announced that it had received written notification from the FDA that the SPA was approved. The Company plans to implement the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. We expect patient dosing to begin in May 2006, subject to no objections from Institutional Review Boards in the United States and/or Ethics Committees outside the United States. Our Phase 3 trial may be unsuccessful which would materially harm our business. Even if this trial is successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a BLA can be filed with the FDA for marketing approval or as a condition of approval.

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

Back to Contents

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

As part of the change in our strategic business plan, we announced that we intend to seek a development and commercialization partner for Puricase (PEG-uricase) outside the United States and to also concentrate on an active in-licensing program to access and develop novel compounds in later clinical development. To date, we have had limited success in identifying a suitable partner outside the United States and in identifying and in-licensing the appropriate compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing, partnering and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license, partner or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:

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

Risks Related to Our Business

We incurred a substantial operating loss in the first quarter of 2006 and anticipate that we may incur net losses for the foreseeable future. If we are unable to commercialize Puricase (PEG-uricase) or any other product candidates, we may never return to profitability.

We incurred an operating loss of $3,316,000 in the first quarter of 2006 primarily related to a decrease in revenues, as well as the increase in general and administrative expenses; partially offset by lower cost of sales, commissions and royalties expense, and research and development expenses. We expect to continue to incur losses for the foreseeable future. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 50% of our net product sales in the three months ended March 31, 2006 and 52% in the three months ended March 31, 2005. However, although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

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

Back to Contents

We will need substantial capital to fully develop and commercialize our development drug product and execute on our refocused strategic business plan, and we may be unable to obtain additional capital. If we are unable to obtain additional financing, our business, results of operations and financial condition may be adversely affected.

The development and commercialization of pharmaceutical products requires substantial funds. In addition, we may require cash to acquire new product candidates and to fully execute on our refocused strategic business plan. In recent periods, we have satisfied our cash requirements primarily through product sales, the divestiture of assets that are not core to our refocused strategic business plan and the monetization of underperforming investments. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

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

A significant portion of our revenues is attributable to sales of Oxandrin. Sales of Oxandrin declined during the first three months of 2006 as compared to the first three months of 2005. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin amounted to $9,372,000 in the first three months of 2006 and $10,821,000 in the first three months of 2005, representing approximately 50% and 52% of our net product sales, respectively.

Oxandrin was one of numerous products deleted from the Florida Medicaid formulary effective January 1, 2006. This loss of sales is significant and we estimate a negative revenue impact as a result. There can be no assurances that this cannot happen with other state formularies. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs.

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

Our efforts to ensure that any generic product containing oxandrolone undergo stringent safety testing before approval by the FDA may not prevail.

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

Back to Contents

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

There was no indication from the FDA as to when we might expect a decision on either of our Citizens’ Petitions. However, if we are unsuccessful on our Citizens’ Petition efforts, our sales of Oxandrin would be negatively affected.

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

The Ross Products Division of Abbott Laboratories, or Ross, marketed Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. We terminated the co-promotion agreement effective as of December 31, 2005. To date, the average prescription written for the elderly in the long-term care market involves a lower dose of Oxandrin than the average prescription written for the HIV market. As a result, the rate of growth in Oxandrin sales may be less than the rate of growth in prescriptions. With our termination of the Ross co-promotion agreement we plan to direct a portion of our sales and marketing efforts to the long-term care market. However, if we are unsuccessful in these efforts, our sales of Oxandrin would be negatively affected.

Back to Contents

Future returns of Oxandrin or other products could also affect our results of operations.

As of March 31, 2006 and December 31, 2005, $2,399,000 and $2,888,000, respectively, represents our allowance for future product returns. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV-related weight loss. These patients’ needs for Oxandrin may decrease as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially and actually began to decline over the past six months.

Our products must compete with others to gain market acceptance and market share. An important factor will be the timing of market introduction of competitive products. For example, the most recent competitor to enter this market was Par’s introduction of megace ES in June 2005. Par is primarily displacing generic megace which represents 75% of our market, but also has an impact on Oxandrin. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

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

The manufacture of our products involves a number of technical steps and requires us, Rosemont, or our third party suppliers and manufacturers to meet stringent quality control specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, we or our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. The inability of us or Rosemont to fulfill market demand, the inability of Rosemont to fulfill the demand requirements of its U.S. distribution partner, Cytogen, for Soltamox, or the inability of our third party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.

Further, we depend on third parties for the supply of our products. Failure of any third party to meet applicable regulatory requirements may adversely affect our profit margins or result in unforeseen delays or

Back to Contents

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

Additionally, we rely on a single source supplier for the manufacture of our product candidate Puricase (PEG-uricase) and have a single source supplier of an active ingredient contained in such product with which we currently have no long term supply agreement. We have entered into an arrangement with our former global biologics manufacturing business, BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase (PEG-uricase). To date, BTG-Israel has manufactured all of our requirements of clinical supplies of Puricase (PEG-uricase). The ability of BTG-Israel to consistently perform these activities may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. These hostilities have, at times, caused security and economic problems in Israel.

Any major hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of the product under our Agreement and in turn affect our ability to complete the clinical development of Puricase (PEG-uricase). While we are in the process of identifying additional alternate sources of supply of Puricase (PEG-uricase) and concluding a long term supply agreement with the supplier of the key active ingredients for the product, the completion of the process to successfully identify and reach agreement with such additional alternate source and the time to conduct a technology transfer to enable the alternate source to scale up and validate it manufacturing processes for Puricase (PEG-uricase) will be lengthy. While this is one of the high priority matters for us, if we experience an interruption in the supply of Puricase (PEG-uricase) from BTG-Israel or the active ingredients from other third party suppliers before we have succeeded in concluding long term supply arrangements and entering into and validating an alternate supply arrangement for Puricase (PEG-uricase) it may affect our financial results, possibly materially.

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

Back to Contents

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

Back to Contents

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

Some states, including New York, California and Florida, have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin, under their AIDS Drug Assistance Programs (ADAP) or via their state Medicaid program. For example, the state of Florida removed Oxandrin from its formulary on January 1, 2006. This has affected sales of Oxandrin in those states. Efforts and discussions are ongoing with these state agencies to reverse these changes, but to date we have not been successful and we cannot predict whether we will be successful in the future. If we are not successful, our Oxandrin sales in this HIV/AIDS related involuntary weight loss market will continue to be adversely impacted. States may also shift patient coverage from ADAP and other state prescription programs to the new Medicare Part D prescription programs creating additional market disruption.

We have recently made significant changes in our senior management team. If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

We have recently made significant changes in our senior management team. In July 2004, Christopher Clement, who had been our President and Chief Operating Officer, became our President and Chief Executive Officer. In May 2004, Philip K. Yachmetz, currently our Executive Vice President and Chief Business Officer, joined us as Senior Vice President-Corporate Strategy and General Counsel, and in March 2005, David Fink joined us as Senior Vice President of Commercial Operations. In October 2005, Gina Gutzeit joined us as interim Chief Financial Officer. We are currently searching for a permanent Chief Financial Officer. Our success will depend in part on our ability to attract, retain and motivate highly qualified personnel and to establish and maintain continuity and stability within our management team.

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

Economic and political risks and pricing regulation in foreign jurisdictions, and other risks associated with foreign operations, could adversely affect our international sales.

We significantly expanded our international operations with our 2002 acquisition of Rosemont. Our product sales outside the United States accounted for approximately 50% of our total product sales in the first quarter of 2006 and 53% in the first quarter of 2005. The U.K. government in 2004 reviewed the overall pricing structure for branded prescription medicines and reduced the prices for branded prescription medicines by 7% effective as of January 1, 2005. While this was the first reduction in such pricing since 1999, there can be no assurances as to the frequency with which such pricing reviews may be conducted. Because we and Rosemont sell our products worldwide, our businesses are subject to risks associated with doing business internationally, including:

•	difficulties in staffing and managing foreign operations;

•	mandated price reductions for some or all of the products sold within a foreign jurisdiction;

•	changes in a country’s or region’s political or economic conditions affecting terms of payment;

Back to Contents

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

In addition, members of our board of directors prior to June 2003, Fulbright & Jaworski LLP, our former corporate counsel, and Arthur Andersen LLP, our prior auditor, were named in derivative actions that claimed, among other things, that our directors breached their fiduciary duties by failing to implement and maintain an adequate internal accounting control system. Although these derivative suits were dismissed, we received a letter on behalf of a purported stockholder demanding that we commence an action against most of our directors, certain former directors, Arthur Andersen LLP and others who were responsible for the actions that resulted in the restatement of our financial statements. A special committee of our board of directors, consisting of directors who were not directors prior to our 2003 annual meeting, investigated this demand and determined that litigation relating to this matter should not proceed.

Back to Contents

In August 2005, citing the failure of the plaintiff’s amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the district court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. In October 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Exchange Act by us and our former officers. In December 2005 we filed a motion to dismiss the second amended complaint which has now been fully briefed by both the Company and the Plaintiffs and is pending a decision by the Court. The Company has received no indication from the Court as to when a decision may be expected. The Company intends to continue its vigorous defense against plaintiffs’ allegations in this matter.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

ITEM 5. EXHIBITS

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

Gina Gutzeit
Interim Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2006

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