Form 10-Q
period 2006-06-30
SAVIENT PHARMACEUTICALS INC
filed 2006-08-09
CIK 722104

Click here for Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-15313

SAVIENT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3033811 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of August 7, 2006 was 61,870,232.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

i

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,362	$75,181
Short-term investments	150	191
Accounts receivable, net	11,948	11,716
Note receivable	630	6,635
Inventories, net	8,677	9,419
Prepaid expenses and other current assets	5,117	2,721

Total current assets	115,884	105,863

Property and equipment, net	7,147	6,144
Goodwill	40,121	40,121
Other intangibles, net	65,613	67,638
Other assets (including restricted cash of $1,280)	3,522	2,925

Total assets	$232,287	$222,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,695	$5,745
Other current liabilities	13,202	15,121
Deferred revenues	1,973	—

Total current liabilities	21,870	20,866

Deferred income taxes	19,728	20,431

Commitments and contingencies (Note 7)	—	—
Stockholders’ Equity:
Preferred stock–$.01 par value, 4,000,000 shares authorized; no shares issued	—	—
Common stock–$.01 par value, 150,000,000 shares authorized; 61,754,000 shares issued and outstanding at June 30, 2006 and 61,523,000 shares issued and outstanding at December 31, 2005	617	615
Additional paid in capital	222,346	221,622
Deferred compensation	—	(686)
Accumulated deficit	(34,299)	(41,519)
Accumulated other comprehensive income	2,025	1,362

Total stockholders’ equity	190,689	181,394

Total liabilities and stockholders’ equity	$232,287	$222,691

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Revenues:
Product sales, net	$42,807	$42,676	$23,901	$21,850
Other revenues	100	839	100	764

	42,907	43,515	24,001	22,614

Expenses:
Research and development	8,805	10,628	4,818	5,461
Selling and marketing	8,408	11,360	3,752	6,346
General and administrative	16,184	10,973	7,474	5,602
Cost of sales	8,871	8,728	5,016	3,117
Amortization of intangibles	2,025	2,025	1,012	1,012
Commissions and royalties	5	2,466	4	1,147

	44,298	46,180	22,076	22,685

Operating income (loss)	(1,391)	(2,665)	1,925	(71)
Investment income	2,063	77	1,040	146
Other income (expense), net	8,297	1,856	465	(399)

Income (loss) before income taxes	8,969	(732)	3,430	(324)
Income tax expense	1,749	515	188	389

Net income (loss) from continuing operations	7,220	(1,247)	3,242	(713)
Net income from discontinued operations (Note 8)	—	331	—	274

Net income (loss)	$7,220	$(916)	$3,242	$(439)

Earnings (loss) per common share, from continuing operations:
Basic	$0.12	$(0.02)	$0.05	$(0.01)

Diluted	$0.12	$(0.02)	$0.05	$(0.01)

Earnings per common share, from discontinued operations:
Basic	$—	$0.01	$—	$—

Diluted	$—	$0.01	$—	$—

Earnings (loss) per common share:
Basic	$0.12	$(0.02)	$0.05	$(0.01)

Diluted	$0.12	$(0.02)	$0.05	$(0.01)

Weighted average number of common and common equivalent shares:
Basic	61,286	60,635	61,358	60,722
Diluted	62,216	60,635	62,456	60,722

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Par Value

Balance December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394
Comprehensive income:
Net income	—	—	—	—	7,220	—	7,220
Currency translation adjustment	—	—	—	—	—	663	663

Total comprehensive income							7,883

Transition effect of adoption of SFAS No. 123(R)	—	—	(686)	686	—	—	—
Restricted stock grants	119	1	(1)	—	—	—	—
Amortization of deferred compensation	—	—	167	—	—	—	167
Forfeiture of restricted stock grants	(54)	(1)	1	—	—	—	—
Issuance of common stock	92	1	265	—	—	—	266
ESPP compensation expense	—	—	229	—	—	—	229
Stock option compensation expense	—	—	529	—	—	—	529
Exercise of stock options	74	1	220	—	—	—	221

Balance, June 30, 2006 (Unaudited)	61,754	$617	$222,346	$—	$(34,299)	$2,025	$190,689

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$7,220	$(916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	959	1,154
Amortization of intangible assets	2,025	2,025
Deferred income taxes	(703)	(623)
Unrealized loss on investments	—	62
Loss on sales of trading securities	—	226
Proceeds from sales of short-term investments	—	2,375
Gain on sale of Delatestryl	(5,884)	—
Common stock issued as payment for services	67	74
Amortization of deferred compensation	167	128
Stock based compensation	758	—
Changes in:
Accounts receivables, net	(232)	1,602
Inventories, net	(110)	1,319
Prepaid expenses and other current assets	(2,396)	(1,802)
Assets held for sale	—	4,934
Accounts payable	950	(2,283)
Liabilities held for sale	—	(1,487)
Other current liabilities	(2,011)	(7,832)
Deferred revenues	1,973	(566)

Net cash provided by (used in) operating activities	2,783	(1,610)

Cash flows from investing activities:
Capital expenditures	(1,673)	(1,112)
Changes in other long-term assets	5	(44)
Proceeds from sale of investment in Omrix	—	1,625
Proceeds from sale of Delatestryl	5,531	—
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	6,700	—

Net cash provided by investing activities	10,563	469

Cash flows from financing activities:
Repayment of long-term debt	—	(5,742)
Proceeds from issuance of common stock	418	703

Net cash provided by (used in) financing activities	418	(5,039)

Effect of exchange rate changes	417	(274)

Net increase (decrease) in cash and cash equivalents	14,181	(6,454)
Cash and cash equivalents at beginning of period	75,181	22,447

Cash and cash equivalents at end of period	$89,362	$15,993

Supplementary information:
Other information:
Interest paid	$—	$81

Income taxes paid	$2,251	$617

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2006 and the results of its operations and cash flows for the six months ended June 30, 2006 and 2005. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 2006.

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

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The inventory obsolescence reserve was approximately $6,592,000 as of June 30, 2006.

The Company’s inventories include Oxandrin® inventory that the Company believes would potentially be in excess of expected product demand if the U.S. Food and Drug Administration, or FDA, approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin.

Inventories at June 30, 2006 and December 31, 2005 are summarized below:

	June 30, 2006	December 31, 2005

	(Unaudited)
	(In thousands)
Raw material	$3,869	$3,960
Work in process	1,039	141
Finished goods	10,361	13,058
Inventory reserves	(6,592)	(7,740)

Total	$8,677	$9,419

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Revenue Recognition

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

Allowances for Medicaid rebates, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit us to providing those entities with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

Commercial discounts — The Company sells directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution fees — The Company has a distribution arrangement with a third party which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services from one of its largest customers.

Revenue recognition — Other

Other revenues in 2006 primarily represented royalty income from a third party related to the sale of the Company’s Delatestryl product on January 9, 2006 to Indevus Pharmaceuticals, Inc. In 2005, other revenues represented funds received by the Company for research and development projects. The Company recognized revenues upon performance of such funded research. The Company did not have revenue related to research and development projects in 2006.

Discontinued operations for the three and six months ended June 30, 2005 included contract fee revenue which consisted of a license of marketing and distribution rights and research and development projects. In accordance with SAB 104 contract fee revenues were recognized over the estimated term of the related agreements which ranged from 5 to 16 years.

4.	Earnings Per Share of Common Stock

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

The numerator in calculating both basic and diluted earnings per common share for each period presented is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

	(Unaudited) (In thousands)
Basic	61,286	60,635	61,358	60,722
Incremental shares for assumed conversion of options	930	—	1,098	—

Diluted	62,216	60,635	62,456	60,722

The difference between basic and diluted weighted average common shares resulted from the assumption that dilutive stock options outstanding were exercised. For the three and six months ended June 30, 2006, options to purchase 584,325 and 704,469 shares, respectively, of our common stock were not included in the diluted earnings per share calculation since the exercise price of these options exceeded the average value of the Company’s stock for the period. For the three and six months ended June 30, 2005, all outstanding options as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive since the Company reported a net loss for that period.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock-Based Compensation

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

The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $324,000 and $529,000 for the three and six months ended June 30, 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company disclosed the stock-based compensation pro forma expense effect on net loss and earnings per share which for the three and six months ended June 30, 2005 is illustrated below (for the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods):

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005

	(Unaudited) (In thousands)
Net loss as reported	$(916)	$(439)
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	758	367

Pro forma net loss	$(1,674)	(806)

Loss per share:
Basic — as reported	$(0.02)	$(0.01)

Basic — pro forma	$(0.03)	$(0.01)

Diluted — as reported	$(0.02)	$(0.01)

Diluted — pro forma	$(0.03)	$(0.01)

As of June 30, 2006, there was $1.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred.

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four year period and options granted to board members have a one year vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2006 and 2005 and the weighted average fair market value of options granted during the three and six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Weighted-average volatility	67%	65%	62%	66%
Risk-free interest rate	4.8%	4.0%	5.0%	3.8%
Weighted average expected life in years	6.1	7.0	5.7	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair market value	$3.10	$1.99	$3.18	$2.19

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

Stock option activity during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In- the-Money Options

	(Unaudited) (In thousands, except weighted average data)
Outstanding at December 31, 2005	3,030	$4.97	6.95
Granted	383	4.81
Exercised	(74)	3.00
Cancelled	(433)	4.90

Outstanding at June 30, 2006	2,906	$5.01	6.83	$3,445

Exercisable at June 30, 2006	2,031	$5.47	5.99	$2,282

The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $166,000. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares. The closing price per share of the Company’s common stock on June 30, 2006 was $5.25.

Restricted Stock

Starting in 2005, the Company issued restricted stock awards to certain of its employees. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense over the life of the vesting period which have ranged from one to four years in duration. For the six months ended June 30, 2006, the Company issued 119,000 shares of restricted stock to its employees at a weighted average grant date fair value of $4.57 amounting to approximately $544,000. These shares vest over either a three or four year period and are expensed, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the vesting period. Daily pro rata vesting is calculated for employees terminated involuntarily without cause. During the six months ended June 30, 2006, approximately 54,000 shares valued at approximately $168,000 have been forfeited. At June 30, 2006, approximately 352,000 shares remained unvested and there was approximately $896,000 of unrecognized compensation cost related to restricted stock.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the six months ended June 30, 2006, the Company recorded approximately $229,000 of compensation expense related to participation in the 1998 ESPP which resulted in a decrease in net income from continuing operations and net income.

6.	Income Taxes

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

Based upon the Company’s current business outlook, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at June 30, 2006, the Company maintains a $22,448,242 valuation allowance against its deferred income tax assets.

7.	Commitments and Contingencies

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

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has referred these claims to its directors’ and officers’ insurance underwriter, which has reserved its rights as to coverage with respect to this action.

Sale of Delatestryl

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of Delatestryl, its injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million. The Company recorded a gain on sale of Delatestryl in the first quarter of 2006. The gain on the sale of Delatestryl of approximately $5.9 million is included in other income for the six months ended June 30, 2006.

License for Soltamox

On April 24, 2006, the Company entered into a distribution agreement with Cytogen Corporation granting Cytogen exclusive marketing rights for Soltamox in the United States. The license will be effective for a minimum of ten years. Cytogen paid the Company an upfront licensing fee of $2 million. The Company has recorded this upfront licensing fee as a deferred revenue liability and it is being amortized as other revenue over the term of the license. The transaction also contemplates Cytogen’s payment to the Company and its subsidiary Rosemont Pharmaceuticals Ltd of additional contingent sales-based milestone payments of up to a total of $4 million. The Company and Rosemont will also receive royalties on net sales of Soltamox. Additionally, Rosemont entered into a supply agreement with Cytogen for the manufacture and supply of Soltamox. On August 4, 2006, the Company divested its interest in Rosemont, including certain intellectual property related to Soltamox.

Additional Settlement Proceeds

In February 2006, the Company received an additional payment of $500,000 under the human growth hormone intellectual property dispute settlement with Novo Nordisk which was previously announced in February 2005. The proceeds were recorded in the first quarter of 2006 and are included in other income for the six months ended June 30, 2006.

Settlement with Ross Products Division of Abbott Laboratories (Ross)

The Oxandrin co-promotion agreement with Ross terminated in December 2005. Final reconciliation of the agreement determined that Ross had overcharged Savient in error by approximately $1.3 million. Ross has agreed to compensate the Company for this error and as such, the Company has recognized the $1.3 million in the first quarter of 2006 which is included in other income for the six months ended June 30, 2006.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sublease of a Portion of the Corporate Offices

In March 2006, the Company subleased to a third party approximately 12,400 square feet of its administrative headquarters offices in East Brunswick, New Jersey at an average annual base rental of $340,000 for an initial term of 5 years, terminable after 3 years.

Receipt of Omrix Stock

In February 2005, the Company sold to Catalyst Investments, L.P. all of its holdings of Omrix common stock for $1,625,000, plus the right to receive additional consideration or shares of Omrix common stock in the event that Catalyst was able to realize a gain on its Omrix investment on specified terms. On April 21, 2006, Omrix completed its initial public offering. Pursuant to the terms of the Company’s agreement with Catalyst, Catalyst became obligated to transfer to the Company 52,725 shares of Omrix common stock, which is subject to a six month lock-up agreement expiring in October 2006. The Company’s basis in the shares is $10.90. The market price per share on June 30, 2006 was $13.42. Upon completion of this transfer, Catalyst’s obligations to the Company under this agreement will be satisfied in full. For the three and six months ended June 30, 2006, the Company included approximately $575,000 in other income related to this transaction.

8.	Sale of Business Segment

On July 18, 2005, the Company completed the sale of its global biologics manufacturing business.

A summary statement of discontinued operations of the former global manufacturing biologics business for the three and six months ended June 30, 2005, as it was included in the consolidated financial statements of the Company, follows:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005

	(Unaudited) (In thousands)
Revenues:
Product sales, net	$9,767	$5,707
Contract fees	584	293
Royalties	2,386	2,386

	12,737	8,386

Expenses:
Research and development	1,573	458
Selling and marketing	329	189
General and administrative	1,635	790
Cost of sales	7,583	6,169
Commissions and royalties	75	74

	11,195	7,680

Operating income	1,542	706
Other loss, net	(281)	(152)

Income before income taxes	1,261	554
Income tax expense	930	280

Net income from discontinued operations	$331	$274

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Segment Information

The Company has identified two reportable segments: Oral Liquid Pharmaceuticals and Other Specialty Pharmaceuticals. Prior to 2005, the Company’s operations were not managed along segment lines. The Oral Liquid Pharmaceuticals segment develops, manufactures and markets oral liquid formulations of off-patent drugs to treat patients who take medication in oral liquid form. This segment sells two categories of products: licensed products and specials. Licensed products are products for which the Company has received U.K. regulatory approval to promote the oral formulation, and specials are products for which the Company has limited U.K. regulatory approval to accept custom orders but which the Company is not permitted to promote. Other Specialty Pharmaceuticals includes the remaining products which are branded prescription pharmaceuticals. The former global biologics manufacturing business segment products are included here as disc ontinued operations.

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

Information about the Company’s segments is presented below:

	Six Months Ended June 30, 2006

	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$19,544	$23,363		$42,907
Operating income (loss) before corporate and non-cash charges	7,477	(5,884)		1,593
Less:
Depreciation and amortization	2,594	390		2,984
Corporate charges (intercompany)	1,476	(1,476)		—

Operating income (loss) as reported	3,407	(4,798)		(1,391)
Other income (expense), net	(1,558)	11,918		10,360
Income tax expense	(1,631)	(118)		(1,749)

Net income from continuing operations	218	7,002		7,220
Net income from discontinued operations	—	—	—	—

Net income	$218	$7,002	$—	$7,220

Segment assets	$128,818	$103,469	$—	$232,287

Expenditures for segment assets	$1,348	$325	$—	$1,673

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2005

	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$18,388	$25,127		$43,515
Operating income before corporate and non-cash charges	7,381	(6,867)		514
Less:
Depreciation and amortization	2,605	574		3,179
Corporate charges (intercompany)	1,592	(1,592)		—

Operating income (loss) as reported	3,184	(5,849)		(2,665)
Other income (expense), net	(1,825)	3,758		1,933
Income tax expense	(408)	(107)		(515)

Net income (loss) from continuing operations	951	(2,198)		(1,247)
Net income from discontinued operations	—	—	$331	331

Net income (loss)	$951	$(2,198)	$331	$(916)

Segment assets	$126,933	$36,298	$74,150	$237,381

Expenditures for segment assets	$1,010	$101	$266	$1,377

	Three Months Ended June 30, 2006

	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$10,141	$13,860		$24,001
Operating income (loss) before corporate and non-cash charges	3,841	(427)		3,414
Less:
Depreciation and amortization	1,298	191		1,489
Corporate charges (intercompany)	819	(819)		—

Operating income as reported	1,724	201		1,925
Other income (expense), net	(803)	2,308		1,505
Income tax expense	(173)	(15)		(188)

Net income from continuing operations	748	2,494		3,242
Net income from discontinued operations	—	—		—

Net income	$748	$2,494	$—	$3,242

Segment assets	$128,818	$103,469	$—	$232,287

Expenditures for segment assets	$800	$68	$—	$868

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2005

	Oral Liquid Pharmaceuticals	Other Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$9,324	$13,290		$22,614
Operating income (loss) before corporate and non-cash charges	3,969	(2,478)		1,491
Less:
Depreciation and amortization	1,288	274		1,562
Corporate charges (intercompany)	527	(527)		—

Operating income (loss) as reported	2,154	(2,225)		(71)
Other income (expense), net	(894)	641		(253)
Income tax expense	(373)	(16)		(389)

Net income (loss) from continuing operations	887	(1,600)		(713)
Net income from discontinued operations	—	—	$274	274

Net income (loss)	$887	$(1,600)	$274	$(439)

Segment assets	$126,933	$36,298	$74,150	$237,381

Expenditures for segment assets	$520	$13	$149	$682

Information about the Company’s product sales by geographic region is as follows:

	Six Months Ended June 30,				Three Months Ended June 30,

	2006		2005		2006		2005

	(Unaudited) (Dollars in thousands)
United States	$23,190	54%	$25,806	49%	$13,737	57%	$14,211	51%
United Kingdom	18,330	43%	17,518	33%	9,733	41%	8,737	32%
Other international	1,287	3%	9,119	18%	431	2%	4,609	17%

Total	$42,807	100%	$52,443	100%	$23,901	100%	$27,557	100%

Product sales for the three and six months ended June 30, 2005 in the table above included $5,707,000 and $9,767,000, respectively, of product sales related to discontinued operations. Product sales related to discontinued operations primarily occurred within other international.

10.	Subsequent Events

On August 4, 2006, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”) for the sale of Rosemont Pharmaceuticals Ltd., the Company’s oral liquids pharmaceutical business. Under the terms of the sale, Close Brothers paid to the Company an aggregate purchase price of $176 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes are estimated to be approximately $140 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from the Company which relate to the business of Rosemont, including certain intellectual property related to Soltamox. The Company expects to use a significant portion of the net proceeds from the sale of Rosemont to repurchase shares of the Company’s common stock in accordance with a stock repurchase plan.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary statement of net assets of Rosemont at June 30, 2006, as they were included in the consolidated financial statements of the Company, follows (unaudited, dollars in thousands):

Current assets:
Cash and cash equivalents	$7,708
Accounts receivable, net	5,919
Inventories	2,951
Prepaid and other current assets	711

Total current assets	17,289

Property and equipment, net	5,795
Intangible assets, net	65,613
Goodwill	40,121

Total assets	$128,818

Current liabilities:
Accounts payable	$3,716
Other current liabilities	3,394

Total current liabilities	7,110
Deferred income taxes	19,728

Total liabilities	$26,838

Net assets	$101,980

The estimated results of operations of Rosemont for the three and six months ended June 30, 2006 and 2005, as it was included in the consolidated financial statements of the Company, is summarized below (unaudited, dollars in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Revenues:
Product sales, net	$19,544	$18,388	$10,141	$9,324

	19,544	18,388	10,141	9,324

Expenses:
Research and development	1,353	906	652	443
Selling and marketing	3,439	3,544	1,616	1,830
General and administrative	1,192	1,332	663	754
Cost of sales	6,652	5,805	3,655	2,604
Amortization of intangibles	2,025	2,025	1,012	1,012
Corporate charges (intercompany)	1,476	1,592	819	527

	16,137	15,204	8,417	7,170

Operating income	3,407	3,184	1,724	2,154
Interest expense (intercompany)	(1,815)	(1,910)	(926)	(950)
Other income, net	257	85	123	56

Income before income taxes	1,849	1,359	921	1,260
Income tax expense	1,631	408	173	373

Net income	$218	$951	$748	$887

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business, the development of our lead drug candidate Puricase® (PEG-uricase) are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

We are a specialty pharmaceutical company engaged in developing, manufacturing and marketing pharmaceutical products that address unmet medical needs in both niche and wider markets. We currently market one product in the United States, Oxandrin®, used to promote weight gain following involuntary weight loss. We also have one product in clinical development, Puricase (PEG-uricase), intended for treatment-failure gout, which has received “orphan drug” designation by the FDA. We have repositioned Savient to be a specialty focused company concentrating on the development of Puricase (PEG-uricase), our product candidate for the control of hyperuricemia in patients with treatment-failure gout in whom conventional treatment is contraindicated or shown to be ineffective. Puricase (PEG-uricase) commenced Phase 3 trials in the United States in May 2006 and began Phase 3 patient dosing in June 2006. We are also establishing trial sites in Canada and Mexico. Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom and some E.U. countries through our former U.K. subsidiary, Rosemont Pharmaceuticals Ltd. Following the sale of Rosemont, we expect to concentrate our business development efforts principally on completing a transaction with a partner for the clinical development and commercialization of Puricase (PEG-uricase) outside of the United States. We continue to identify and evaluate late stage compounds and technologies for possible in-licensing/partnering activities in certain specialty areas.

During July 2005, we sold our former global biologics manufacturing business which primarily operated in Israel through our former Bio-Technology General (Israel) Ltd. subsidiary, which we refer to as BTG-Israel. Financial results related to BTG-Israel are included in discontinued operations for the three and six months ended June 30, 2005.

We were founded in 1980 as Bio-Technology General Corp. and changed our name to Savient Pharmaceuticals, Inc. in June 2003. Our primary mission is to develop, manufacture and market novel therapeutic products. We coordinate our administration, finance, business development, clinical development, U.S. sales and marketing activities, quality assurance and regulatory affairs primarily from our headquarters in East Brunswick, New Jersey.

Back to Contents

Our financial results have been heavily dependent on Oxandrin since its product launch in December 1995. Sales of Oxandrin accounted for 54% and 52% of our net product sales for the six months ended June 30, 2006 and 2005, respectively. We believe several companies have filed Abbreviated New Drug Applications, or ANDAs, with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin may begin, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

In May 2006, we received written notification of approval from the FDA of a Special Protocol Assessment (SPA) for Puricase (PEG-uricase). We have implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. In June 2006, we began dosing in our Phase 3 clinical studies of Puricase (PEG-uricase). Patient recruitment for the clinical trials is expected to be completed by early 2007. We are targeting to file a Biologics License Agreement (BLA) for Puricase (PEG-uricase) with the FDA in late 2007 or early 2008.

On January 9, 2006, we completed the sale of our product Delatestryl to Indevus Pharmaceuticals Inc.. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and agreed to pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased our finished product inventory from us in three installments totaling approximately $1.9 million. Prior to the sale, product sales of Delatestryl had decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.

Rosemont’s product sales represented a larger percentage of our overall product sales for the six months ended June 30, 2006 than they did in the same period for 2005. Rosemont’s product sales accounted for 46% and 43% of our net product sales for the six months ended June 30, 2006 and 2005, respectively.

Results of Operations

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;
•	changing demand for our products including seasonal buying and usage patterns;
•	our inability to provide adequate supply for our products;
•	changes in wholesaler buying patterns;
•	returns of expired product;
•	changes in government or private payor reimbursement policies for our products;
•	increased competition from new or existing products, including generic products;
•	the timing of the introduction of new products;
•	the timing and realization of milestone and other payments relating to license agreements;
•	the timing and amount of expenses relating to our operations;

Back to Contents

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and
•	any charges related to acquisitions or divestitures.

The following table summarizes net sales of our commercialized products and their percent of net product sales for the periods indicated:

	Six Months Ended June 30,				Three Months Ended June 30,

	2006		2005		2006		2005

	(Unaudited) (Dollars in thousands)
Oxandrin	$23,132	54%	$22,216	52%	$13,760	58%	$11,395	52%
Oral liquid pharmaceutical products	19,544	46%	18,389	43%	10,141	42%	9,325	43%
Delatestryl	131	—	2,071	5%	—	—	1,130	5%

	$42,807	100%	$42,676	100%	$23,901	100%	$21,850	100%

We believe that sales of our products will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

•	maintaining or increasing business with our existing products;
•	expanding into new markets; and
•	commercializing additional products.

Results of Operations for the Six Months Ended June 30, 2006 and June 30, 2005.

Revenues

Total revenues were $42.9 million and $43.5 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of $0.6 million, or 1%. This decrease resulted primarily from a reduction in other revenues of $0.7 million, partially offset by an increase in product sales of $0.1 million.

Product Sales were $42.8 million and $42.7 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $0.1 million, or less than 1%.

•

Sales of Oxandrin were $23.1 million and $22.2 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $0.9 million, or 4%. This increase is primarily attributable to a price increase instituted in January 2006 and a reduction in the level of Medicaid rebates as Oxandrin was one of numerous products placed upon greater restriction for reimbursement in Florida.

•

Sales of oral liquid pharmaceutical products were $19.5 million and $18.4 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $1.1 million, or 6%. This increase in sales of oral liquid pharmaceutical products resulted from continued growth across all market sectors, primarily from sales within the U.K market. These higher growth rates were partially offset by decreases in British pound to U.S. dollar conversion rates for the six months ended June 30, 2006 compared with the same period in 2005. Excluding the impact of unfavorable currency exchange rate conversions, there was an 11% increase in oral liquid pharmaceutical product sales for the six months ended June 30, 2006 compared with the same period in 2005.

Back to Contents

•

Delatestryl sales decreased $1.9 million for the six months ended June 30, 2006 compared with the same period in 2005. On January 9, 2006, we completed the sale of Delatestryl to Indevus Pharmaceuticals, Inc. which terminated our sales of this product.

Other revenues were $0.1 million and $0.8 million for the six months ended June 30, 2006 and 2005 respectively, a decrease of $0.7 million, or 88%. The decrease was attributable to lower royalties which was primarily attributable to the sale of the exclusive rights to certain intellectual property in December 2005 as part of a litigation settlement.

Cost of sales

Cost of sales was $8.9 million and $8.7 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $0.2 million, or 2%. Cost of sales as a percentage of product sales increased from 20.5% for the six months ended June 30, 2005 to 20.7% for the six months ended June 30, 2006. Cost of sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold, and costs of dry product and packaging materials.

Research and development expenses

Research and development expenses were $8.8 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of $1.8 million, or 17%. This decrease was primarily attributable to the termination of development activities for Prosaptide and Power patent and trademark expenses for Puricase (PEG-uricase), offset partially by an increase in Puricase (PEG-uricase) clinical study and material expenses.

Selling and marketing expenses

Selling and marketing expenses were $8.4 million and $11.4 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of $3.0 million, or 26%. This decrease was primarily attributable to a planned reduction in the contract sales force.

General and administrative expenses

General and administrative expenses were $16.2 million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $5.2 million, or 47%. This increase was primarily due to an increase in audit and consulting fees of $1.0 million related to the restatement of certain of our financial statements, outsourced accounting and finance services fees of $1.4 million, consulting fees related to complying with Sarbanes-Oxley initiatives of $0.8 million, consulting and legal fees related to strategic alternatives for Rosemont of $0.8 million and general legal expenses of $1.1 million and $ 0.4 million related to compensation expense for stock options.

Amortization of intangibles

In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80.8 million consisting of developed products, trademarks and patents. We amortize these intangibles using the straight line method over the approximate estimated useful life of 20 years. For each of the six months ended June 30, 2006 and 2005, we recorded $2.0 million for the amortization of these intangibles.

Back to Contents

Commissions and royalties expenses

Commissions and royalties expenses were $5,000 and $2.5 million for six months ended June 30, 2006 and 2005, respectively, a decrease of $2.5 million. This decrease was primarily attributable to the termination of our agreement with the Ross Products Division of Abbott Laboratories on sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former Delatestryl and Mircette products.

Investment income

Investment income was $2.1 million and $0.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively. This increase resulted from significantly higher cash balances on hand in 2006 and increased effective interest rates.

Other income (expense), net

Other income (expense) represented income of $8.3 million and $1.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively, an increase of $6.4 million. This increase is primarily attributable to the gain on the sale of Delatestryl of approximately $5.9 million, a $1.3 million settlement due from Ross Pharmaceutical Limited related to commission payment overcharges in 2006, and $0.6 million of income from the expected receipt of Omrix stock from Catalyst Investments, L.P., as part of the February 2005 agreement between Catalyst and us.

Income tax expense

Income tax expense was $1.7 million and $0.5 million for the six months ended June 30, 2006 and June 30, 2005, respectively, an increase of $1.2 million. This increase was primarily attributable to our oral liquid pharmaceutical products segment.

Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005

Revenues

Total revenues were $24.0 million and $22.6 million for the three months ended June 30, 2006 and 2005 respectively, an increase of $1.4 million, or 6%. This increase resulted primarily from higher product sales of $2.1 million partially offset by a decrease in other revenues of $0.7 million.

Product sales were $23.9 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $2.1 million, or 9%. This increase is primarily attributable to higher sales of Oxandrin and oral liquid pharmaceutical products partially offset by lower sales of our former Delatestryl product.

•

Sales of Oxandrin were $13.8 million and $11.4 million for the three months ended June 30, 2006 and 2005 respectively, an increase of $2.4 million, or 21%. This increase is primarily attributable to a price increase instituted in January 2006 and a reduction in our reserve for Medicaid rebates as Oxandrin was one of numerous products placed upon greater restriction for reimbursement in Florida.

•

Sales of oral liquid pharmaceutical products were $10.1 million and $9.3 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $0.8 million, or 9%. This increase primarily resulted from continued growth across all market sectors, primarily from sales within the U.K. market. These higher growth rates were partially offset by decreases in British pound to U.S. dollar conversion rates for the three months ended June 30, 2006 compared with the same period in 2005. Excluding the impact of unfavorable currency exchange rate conversions, there was a 10% increase in oral liquid pharmaceutical product sales for the three months ended June 30, 2006 compared with the same period in 2005.

Back to Contents

•

Sales of Delatestryl decreased $1.1 million for the three months ended June 30, 2006 compared with the same period in 2005. On January 9, 2006 we completed the sale of Delatestryl to Indevus Pharmaceuticals, Inc. which terminated our sales of this product.

Other revenues were $0.1 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively, a decrease of $0.7 million. The decrease was attributable to lower royalties which was primarily attributable to the sale of the exclusive rights to certain intellectual property in December 2005 as part of a litigation settlement.

Cost of sales

Cost of sales was $5.0 million and $3.1 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $1.9 million, or 61%. Cost of sales as a percentage of product sales increased from 14.3% for the three months ended June 30, 2005 to 21.0% for the three months ended June 30, 2006. This increase was primarily attributable to higher cost of sales of $1.0 million related to Rosemont due to increased production costs and product mix in the second quarter of 2006 versus 2005 and lower cost of sales in 2005 from a reversal of a contract reserve of $0.9 million related to our former Delatestryl product. Cost of sales as a percentage of product sales varies from year to year and quarter to quarter depending on the quantity and mix of products sold, and costs of dry product and packaging materials.

Research and development expenses

Research and development expenses were $4.8 million and $5.4 million for the three months ended June 30, 2006 and 2005, respectively, a decrease of $0.6 million, or 12%. This decrease was primarily attributable to the termination of development activities for Prosaptide, a reduction in manufacturing process development expense and clinical supplies for Puricase (PEG-uricase), offset partially by an increase in Puricase (PEG-uricase) clinical study and material expenses.

Selling and marketing expenses

Selling and marketing expenses were $3.8 million and $6.4 million for the three months ended June 30, 2006 and 2005, respectively, a decrease of $2.6 million, or 41%. This decrease was primarily attributable to the planned reduction in the contract sales force and a reduction in pre-marketing expenses for a product that we no longer have an interest in.

General and administrative expenses

General and administrative expenses were $7.5 million and $5.6 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $1.9 million, or 33%. This increase was primarily due to an increase in consulting fees of $0.6 million related to compliance with the requirements of the Sarbanes-Oxley Act, outsourced accounting and finance services of $0.6 million and professional fees related to strategic alternatives for Rosemont of $0.8 million and $0.2 million related to compensation expense for stock options.

Amortization of intangibles

In connection with our acquisition of our oral liquid pharmaceutical business, we recorded intangibles of $80.8 million consisting of developed products, trademarks and patents. We amortize these intangibles using the straight line method over the estimated useful life of approximately 20 years. For each of the three months ended June 30, 2006 and 2005, we recorded $1.0 million for the amortization of these intangibles.

Back to Contents

Commissions and royalties expenses

Commissions and royalties expenses were $4,000 and $1.1 million for the three months ended June 30, 2006 and 2005 respectively, a decrease of $1.1 million. This decrease was primarily attributable to the termination of our agreement with the Ross Products Division of Abbott Laboratories on sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former Delatestryl and Mircette products.

Investment income

Investment income totaled $1.0 million and $0.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively. This increase resulted from significantly higher cash balances on hand in 2006 and increased effective interest rates.

Other income (expense), net

Other income (expense) represented income of $0.5 million for the three months ended June 30, 2006, compared to other expense of $0.4 million for the three months ended June 30, 2005. This increase in other income is primarily attributable to approximately $0.6 million of income from the expected receipt of Omrix stock from Catalyst Investments, L.P., as part of the February 2005 agreement between Catalyst and us.

Income tax expense

Income tax expense was $0.2 million and $0.4 million for the three months ended June 30, 2006 and June 30, 2005, respectively, a decrease of $0.2 million. This decrease was primarily attributable to a tax clearance letter received from U.K. tax authorities allowing for a tax deduction for interest expense which was previously not allowable.

Liquidity and Capital Resources

Our cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, asset purchases and/or divestitures and milestone payment obligations and financings, if any.

At June 30, 2006, we had $89.5 million in cash, cash equivalents and short-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $2.8 million for the six months ended June 30, 2006, compared to cash used in operating activities of $1.6 million for the six months ended June 30, 2005. The cash provided by operating activities for the six months ended June 30, 2006 was primarily due to net income of $7.2 million partially offset by non-cash items, the use of cash for prepaid and other current assets and the payment of current liabilities.

Cash Provided by Investing Activities

Net cash provided by investing activities was $10.6 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by investing activities for the six months ended June 30, 2006 was primarily attributable to the proceeds from the sale of Delatestryl of $5.5 million, the collection of a note receivable regarding the sale of our global biologics manufacturing business of $6.7 million, partially offset by capital expenditures of $1.7 million.

Back to Contents

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2006, compared with net cash used in financing activities of $5.0 for the six months ended June 30, 2005. The net cash provided by financing activities for the six months ended June 30, 2006 was primarily attributable to proceeds from issuance of common stock of $0.4 million, pursuant to our employee stock purchase plan and exercises of employee stock options.

Future Liquidity Resources

We believe that our cash resources as of June 30, 2006, together with anticipated product sales, will be sufficient to fund our ongoing operations for at least the next two years. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	the timing and amount of product sales, particularly our continued ability to sell Oxandrin prior to the introduction of generic versions of the product;
•	continued progress in our research and development programs, particularly with respect to Puricase;
•

the timing of, and the costs involved in, manufacturing and obtaining regulatory approvals, including regulatory approvals for Puricase (PEG-uricase), and any other product candidates that we may seek to develop in the future;

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

We intend to earmark a significant portion of the net proceeds received in the divestiture of Rosemont for a stock repurchase plan. The timing and price paid per share in a possible stock repurchase will have an impact on our future liquidity.

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

Back to Contents

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

(1)

In 2006, the Company determined, based on its review of stability data, that the Oxandrin 10mg dosage form demonstrated stability over a three-year shelf life and thus the Company modified the product’s label to indicate a 3 year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)	On January 9, 2006, the Company completed its sale of Delatestryl to Indevus Pharmaceuticals, Inc.

Back to Contents

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

•

Level of product in the distribution channel — From the third quarter of 2002 through the first quarter of 2004, we followed the practice of offering customers quarter-end promotions and pricing incentives with specified maximum purchases to ensure that supplies in the distribution channel would be sufficient to avoid stock outs. Analyses have shown that, although these quarter-end promotions caused wholesaler buying spikes, the channel was not inflated. Based upon our review of the wholesaler inventory and third-party prescription data that were and are available to us, the level of product in the channel is at a reasonable level at an average of approximately three months or less. Given the twelve-month shipping policy, the level of product in the distribution channel appears reasonable for five-year, three-year and two-year expiration product.

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

Back to Contents

The aggregate net return allowance reserves as of June 30, 2006 and December 31, 2005 was $2.2 million and $2.9 million, respectively.

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of June 30, 2006 and December 31, 2005 was $1.8 million and $2.5 million, respectively.

Inventory valuation. We state inventories at the lower of cost or market. We determine cost using the weighted-average method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

The aggregate net inventory valuation reserves as of June 30, 2006 and December 31, 2005 were $6.6 million and $7.7 million, respectively.

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

The cumulative effect on net income from continuing operations and net income for the six months ended June 30, 2006 related to the adoption of SFAS No. 123(R) is approximately $0.8 million which includes both stock option and employee stock purchase plan expenses. As of June 30, 2006, there was $1.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in commercial paper, time deposits and other debt instruments. Our investment income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and other market conditions.

As a result of our operations in the United Kingdom, we are subject to currency exchange rate fluctuations that can affect our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-Q for the six-months ended June 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2006 due to the material weaknesses described in our management report on internal control over financial reporting included in Item 9A to its 2005 Form 10-K (the “2005 Form 10-K”) and outlined below. In June 2006, our Audit Committee approved a Sarbanes Oxley Remediation Plan, primarily for its U.S. operations, presented to it by management, which provides for a strategy and timeline for remediating material weaknesses and significant deficiencies in our disclosure controls and procedures. To date, the material weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have not been fully remediated. In the Sarbanes Oxley Remediation Plan, management has indicated that the changes necessary to fully remediate four of five material weaknesses are planned to be completed by December 31, 2006 and one material weakness is planned to be remediated by March 31, 2007. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that our disclosure controls and procedures are not effective as of the filing date of this Quarterly Report on Form 10-Q.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified the following material weaknesses in connection with its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005:

•

insufficient personnel resources that are in dedicated permanent positions within the finance function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles and tax, which resulted in insufficient documentation and monitoring over the financial statement close and restatement of quarterly financial reporting attributed to (a) deficiencies in the analysis of estimates relating to product returns, inventory obsolescence and rebates and (b) errors in the income tax provision;

•

deficiencies in the income tax analysis consisting of (a) insufficient review of the U.K. tax provision by Rosemont management in the United Kingdom and by the corporate tax function, (b) insufficient monitoring of U.K. tax regulation changes and (c) inaccurate calculation of quarterly tax provision;

Back to Contents

•

insufficient communication at the intercompany and intradepartmental level and between the Company and its third-party service and data providers. At the intradepartmental level, inconsistent exchange of important financial information between the Company’s finance and operating functions led to errors in reporting. The insufficient coordination of data exchanged between us and certain third party service providers resulted in errors in quarterly product return estimates, as previously restated, and also resulted in certain shortfalls related to our administration of our stock incentive award programs;

•

insufficient controls over the Cash and Treasury process including (a) authorization, monitoring and segregation of duties over wire transfers, (b) non-timely revision of signature authority over our bank accounts and (c) monitoring and segregation of duties with respect to access to check stock at Rosemont; and

•

insufficient control over the authorization of the Employee Stock Purchase Plan purchases and accounting for pro forma stock based compensation expense in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the latter of which resulted in errors to and restatement of the historically reported pro forma stock based compensation expense disclosures.

b) Remediation Steps to Address Material Weaknesses.

As described below, through June 30, 2006, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our Annual Report on Form 10-K for the year ended December 31, 2005:

Accounting and Tax Personnel

The Company has hired the following accounting personnel:

•

Interim Chief Financial Officer, effective October 5, 2005, to coordinate the restatement effort (completed during January 2006) and to improve financial controls and procedures. This interim Chief Financial Officer has been replaced by a permanent Chief Financial Officer, who was hired on July 5, 2006.

•	Vice President — Finance and Controller, effective February 6, 2006 to assist with the implementation of internal controls over financial reporting.
•	Financial Analyst and Associate Director, effective January 23, 2006 and July 10, 2006, respectively to provide additional accounting expertise.

Additional remediation steps related to accounting and tax personnel are as follows:

•	a self sufficient tax department has been developed and now coordinates all tax financial reporting matters and tax compliance processes;
•	recruitment of additional personnel with sufficient skills in SEC reporting and industry knowledge of Generally Accepted Accounting Principles;
•	assessed finance staff capabilities and provide training to new and existing personnel on corporate policies and procedures; and
•

changes are being made in assigned roles and responsibilities within the accounting department to complement the hiring of additional accounting personnel and enhance our segregation of duties within the Company.

Back to Contents

Management believes that changes necessary to fully remediate this weakness will be in place by the end of the first quarter 2007.

Tax deficiencies

Our remediation steps related to our review of the Rosemont U.K. tax provision, the monitoring of U.K. tax regulation changes, and enhancement of our quarterly tax provision process include:

•	retained a U.K. tax specialist during the first quarter of 2006 to review Rosemont’s tax provision and to provide technical tax expertise as needed;
•	engaged external tax consultants in the U.S. during the first quarter of 2006 to provide additional tax expertise related to the 2005 year end closing process and to provide on going tax support;
•	acquired internal tax department resources including research tools and tax provision and preparation software;
•	enhanced our review procedures related to both domestic and foreign tax calculations; and
•	established periodic finance meetings to discuss tax issues and tax implications of significant business matters.

Management believes that changes necessary to fully remediate this weakness have been implemented and testing to confirm operating effectiveness has been successfully performed. Final testing and evaluation of this remediation action by its independent registered public accounting firm remains open and is scheduled to be completed during the third quarter of 2006.

Communication

Our remediation steps related to improving internal departmental communications include:

•

instituting communication protocols that will foster improved shared intelligence between the finance function and other departments including, but not limited to, legal, commercial operations, research and development and executive management;

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

Back to Contents

Management believes that changes necessary to fully remediate this weakness will be in place by the end of the third quarter 2006.

Treasury controls

Our remediation steps related to controls over the cash and treasury process include:

•	the segregation of duties has been evaluated and changes are being implemented such that personnel generating wire transfers are independent from the authorization and reconciliation processes;
•	implemented improved check stock access control and monitoring at Rosemont during the second quarter of 2006; and
•	bank signature cards have been updated.

Management believes that changes necessary to fully remediate this weakness will be in place by the end of the fourth quarter of 2006.

Stock Award Administration

Our remediation steps related to stock award administration include:

•	each quarterly Employee Stock Purchase Plan purchase is approved by senior management;
•	engagement of consultants to provide guidance regarding SFAS No. 123(R) implementation; and
•

increased communication frequency and managed the relationship more effectively with the Company’s third party stock award administrator to coordinate all stock award activity and to assist with software applications related to stock based expense calculations and related stock based accounting requirements.

Management believes that changes necessary to fully remediate this weakness will be in place by the end of the fourth quarter 2006.

Although the Sarbanes Oxley Remediation Plan was approved by our Audit Committee, and remediation actions are underway, the Company will not determine that its internal control weaknesses have been remediated until:

•	new internal controls over financial reporting are implemented and operational for a period of time;
•	testing is performed and satisfactory results are obtained to confirm that the new controls are operating effectively; and
•	management and its independent registered public accounting firm conclude that these controls are operating effectively.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the development of our lead drug candidate Puricase® (PEG-uricase) are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to our Restatement

The restatement of our consolidated financial statements had, and could continue to have, a material adverse impact on us, including increased costs, the possibility of legal or administrative proceedings and delisting warnings from The NASDAQ Global Market.

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

Back to Contents

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

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, deficiencies in income tax analysis, insufficient communications, insufficient treasury controls, and insufficient controls related to stock based compensation. Some of these material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 4 in this Quarterly Report on Form 10-Q. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. While we have implemented a Sarbanes Oxley Remediation Plan, we may experience difficulties or delays in achieving goals under this plan and completing remediation, or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Risks Relating to Our New Strategic Direction

We have repositioned our company to focus on product development, including Puricase® (PEG-uricase), our lead product candidate currently in Phase 3 clinical trials. If we are unable to commercialize this product candidate or any other product candidate that we may pursue in the future, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

Savient is a specialty focused pharmaceutical company concentrating on the development of Puricase (PEG-uricase), our product candidate for the control of hyperuricemia in patients with treatment-failure gout in whom conventional treatment is contraindicated or shown to be ineffective. Puricase (PEG-uricase) commenced Phase 3 trials in the United States in May 2006 and began Phase 3 patient dosing in June 2006. We are also establishing trial sites in Canada and Mexico. We expect to concentrate our business development efforts principally on completing a transaction with a partner for the clinical development and commercialization of Puricase (PEG-uricase) outside of the United States. We continue to identify and evaluate late stage compounds and technologies for possible in-licensing/partnering activities in certain specialty areas.

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

Back to Contents

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

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase (PEG-uricase) and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase (PEG-uricase). The results from the Phase 2 clinical trial showed that Puricase (PEG-uricase) showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, of the Company’s Phase 3 protocols. In March 2006 the Company received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols. On May 3, 2006, the Company announced that it had received written notification from the FDA that the SPA was approved. The Company has implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. We began Phase 3 patient dosing in June 2006. We have commenced Phase 3 clinical trials in the United States and are actively seeking additional patients for the trials. We are also establishing trial sites in Canada and Mexico. Our Phase 3 trial may be unsuccessful which would materially harm our business. Even if this trial is successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a BLA can be filed with the FDA for marketing approval or as a condition of approval.

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

Our new strategic focus includes a licensing initiative to partner our Puricase (PEG-uricase) product outside the United States and to in-license other novel compounds to build our development portfolio. We may not be successful in our licensing efforts and in expanding our portfolio of products in this manner.

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

Risks Related to Our Business

We incurred an operating loss of $1.4 million in the first six months of 2006 primarily related to lower revenue growth compared to our investment in research and development as well as general and administrative expenses. Our financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 54% of our net product sales in the six months ended June 30, 2006 and 52% in the six months ended June 30, 2005. However, although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

Back to Contents

Our ability to generate operating profits is dependent on the successful commercialization of Puricase (PEG-uricase) and any other product candidates that we may develop, license or acquire. If we are unable to successfully commercialize Puricase (PEG-uricase) or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never return to operating profitability. Even if we do become profitable again, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The full development and commercialization of our development drug product and execution of our refocused strategic business plan will require substantial capital, and we may be unable to obtain such capital. If we are unable to obtain additional financing, our business, results of operations and financial condition may be adversely affected.

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

A significant portion of our revenues is attributable to sales of Oxandrin®. Oxandrin may begin facing generic competition at any time, which would likely cause a significant further decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin were $23.1 million for the first six months of 2006 and $22.2 million for the first six months of 2005, representing approximately 54% and 52% of our net product sales, respectively.

Oxandrin was one of numerous products deleted from the Florida Medicaid formulary effective January 1, 2006. This may result in lost sales which could be significant to the Company on a go forward basis. There can be no assurances that this cannot happen with other state formularies. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs in all states across the United States.

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

There has been no indication from the FDA as to when we might expect a decision on either of our Citizens’ Petitions. However, if we are unsuccessful on our Citizens’ Petition efforts, our sales of Oxandrin would be negatively affected.

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

Back to Contents

The Ross Products Division of Abbott Laboratories, or Ross, marketed Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. We terminated the co-promotion agreement effective as of December 31, 2005. To date, the average prescription written for the elderly in the long-term care market involves a lower dose of Oxandrin than the average prescription written for the HIV market. As a result, the rate of growth in Oxandrin sales may be less than the rate of growth in prescriptions. With our termination of the Ross co-promotion agreement we plan to direct a portion of our sales and marketing efforts to increase sales of Oxandrin. However, if we are unsuccessful in these efforts, our sales of Oxandrin would be negatively affected.

Future returns of Oxandrin or other products could also affect our results of operations.

As of June 30, 2006 and December 31, 2005, our allowance for product returns was $2.2 million and $2.9 million, respectively. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV-related weight loss. These patients’ needs for Oxandrin may decrease as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially and actually began to decline as a result of improved therapies to treat HIV-related weight loss.

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

The manufacture of our products involves a number of technical steps and requires us, or our third party suppliers and manufacturers to meet stringent quality control specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, we or our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill market demand, or the inability of our third party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.

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

Additionally, we rely on a single source supplier for the manufacture of our product candidate Puricase (PEG-uricase) and have a single source supplier of an active ingredient contained in such product with which we currently have no long term supply agreement. We have entered into an arrangement with our former global biologics manufacturing business, BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase (PEG-uricase). To date, BTG-Israel has manufactured all of our requirements of clinical supplies of Puricase (PEG-uricase) and the total Phase 3 clinical supply has been successfully manufactured and shipped to the United States. However, the continued ability of BTG-Israel to consistently perform these activities may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. These hostilities have, at times, caused security and economic problems in Israel.

Recent hostilities in the Israel, Lebanon and other parts of the Middle East have highlighted our need for Puricase (PEG-uricase) supply alternatives. Given the nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel, we are not likely to have alternate sources of supply prior to 2010.

Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of the product under our Agreement and in turn affect our ability to complete the clinical development of Puricase (PEG-uricase). While we are in the process of identifying additional alternate sources of supply of Puricase (PEG-uricase) and concluding a long term supply agreement with the supplier of the key active ingredients for the product, the completion of the process to successfully identify and reach agreement with such additional alternate source and the time to conduct a technology transfer to enable the alternate source to scale up and validate it manufacturing processes for Puricase (PEG-uricase) will be lengthy. While this is one of the high priority matters for us, if we experience an interruption in the supply of Puricase (PEG-uricase) from BTG-Israel or the active ingredients from other third party suppliers before we have succeeded in concluding long term supply arrangements and entering into and validating an alternate supply arrangement for Puricase (PEG-uricase) it may adversely affect our financial results, possibly materially.

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

Most patients rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The U.S. Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003 which was expanded by the Medicare Part D prescription plan that went into effect January 1, 2006. This is providing a situation where in some cases our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain if we participate in this program. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

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

Our ability to successfully develop and commercialize our products will depend on our ability to attract, retain and motivate highly qualified personnel and to establish and maintain continuity and stability within our management team. There is a great deal of competition from other companies and research and academic institutions for the limited number of pharmaceutical development professionals with expertise in the areas of our activities. We generally do not enter into employment agreements with any of our product development personnel. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any of our employees. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business and products, we may not be able to sustain our operations and execute our business plan.

Back to Contents

Economic and political risks and pricing regulation in foreign jurisdictions, and other risks associated with foreign operations, could adversely affect our international sales.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally, including:

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

To the extent we elect to test or market products independently, we bear the risk of product liability directly. While we currently have product liability insurance coverage in place, we might not be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders’ equity we may have and could materially harm our financial results. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

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

Back to Contents

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

Back to Contents

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

Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

•	the amount and timing of product sales;
•	changing demand for our products;
•	our inability to provide adequate supply for our products;
•	changes in wholesaler buying patterns;

Back to Contents

•	returns of expired product;
•	changes in government or private payor reimbursement policies for our products;
•	increased competition from new or existing products, including generic products;
•	the timing of the introduction of new products;
•	the timing and realization of milestone and other payments from licensees;
•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;
•	the timing and amount of expenses relating to sales and marketing;
•	the timing and amount of expenses relating to general and administrative activities;
•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and
•	any charges related to acquisitions.

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

Back to Contents

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

Back to Contents

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2006, a former employee erroneously exercised 7,500 shares of unvested options and subsequently sold such number of shares of Savient common stock. The exercise price for the options was $2.75, and the market price per share of Savient common stock on the date of sale was $5.99. We requested that the former employee repay the net proceeds from the sale, and on July 10, 2006 he agreed to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders on May 23, 2006 at which our stockholders elected all of the director nominees to serve as our directors until our 2007 annual meeting of stockholders and until his or her successor is elected and qualified, and approved an amendment to our 1998 Employee Stock Purchase Plan to eliminate the plan’s expiration date.

The matters acted upon at the 2006 Annual Meeting of Stockholders, and the voting tabulation for each matter, are as follows:

Item No. 1:	To elect nine directors for terms of one year each:

Nominee	Votes For	Votes Withheld

Christopher G. Clement	51,258,680	3,570,277
Herbert Conrad	49,954,119	4,874,838
Alan L. Heller	54,099,916	596,741
Stephen O. Jaeger	50,407,665	4,421,192
Joseph Klein III	53,533,489	1,163,168
Lee S. Simon, M.D.	54,098,026	598,631
David Tendler	50,465,291	4,363,566
Virgil Thompson	50,208,758	4,620,099
Faye Wattleton	49,157,757	5,671,200
Item No. 2:	To approve an amendment to our 1998 Employee Stock Purchase Plan to eliminate the plan’s expiration date:

Votes For	Votes Against	Abstain

34,935,327	1,368,453	141,380

ITEM 5. EXHIBITS

a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ Christopher Clement

Christopher Clement President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brian Hayden

Brian Hayden Chief Financial Officer (Principal Financial Officer)
Dated: August 9, 2006

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement, dated May 23, 2006, between Registrant and Paul Hamelin
10.2**	Employment Agreement, dated June 26, 2006, between Registrant and Brian J. Hayden
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Statement pursuant to 18 U.S.C. §1350
32.2	Statement pursuant to 18 U.S.C. §1350
*	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 25, 2006.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 10, 2006.