Form 10-Q
period 2006-09-30
SAVIENT PHARMACEUTICALS INC
filed 2006-11-09
CIK 722104

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of November 5, 2006 was 52,096,177.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

i

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$197,803	$75,181
Short-term investments	1,138	191
Accounts receivable, net	5,265	11,716
Notes receivable	637	6,635
Inventories, net	6,337	9,419
Prepaid expenses and other current assets	6,054	2,721

Total current assets	217,234	105,863

Property and equipment, net	1,216	6,144
Goodwill	—	40,121
Other intangibles, net	—	67,638
Other assets (including restricted cash of $1,280)	3,529	2,925

Total assets	$221,979	$222,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,984	$5,745
Income taxes payable	22,352	—
Other current liabilities	14,822	15,121

Total current liabilities	39,158	20,866

Deferred income taxes	—	20,431

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock—$.01 par value, 4,000,000 shares authorized no shares issued	—	—
Common stock—$.01 par value, 150,000,000 shares authorized; 51,997,000 shares issued and outstanding at September 30, 2006 and 61,523,000 shares issued and outstanding at December 31, 2005	519	615
Additional paid in capital	187,945	221,622
Deferred compensation	—	(686)
Accumulated deficit	(5,552)	(41,519)
Accumulated other comprehensive income (loss)	(91)	1,362

Total stockholders’ equity	182,821	181,394

Total liabilities and stockholders’ equity	$221,979	$222,691

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Product sales, net	$39,152	$35,370	$15,889	$11,082
Other revenues	132	941	32	102

	39,284	36,311	15,921	11,184

Cost and expenses:
Cost of goods sold	3,569	4,145	1,351	1,222
Research and development	12,933	13,208	5,519	4,029
Selling and marketing	7,483	10,836	2,514	3,020
General and administrative	19,260	14,957	4,950	5,611
Commissions and royalties	5	3,782	—	1,316

	43,250	46,928	14,334	15,198

Operating income (loss)	(3,966)	(10,617)	1,587	(4,014)
Investment income	6,794	3,093	3,172	1,198
Other income (expense), net	8,267	1,916	(28)	53

Income (loss) from continuing operations before income taxes	11,095	(5,608)	4,731	(2,763)
Income tax expense (benefit)	891	3	773	(104)

Income (loss) from continuing operations	10,204	(5,611)	3,958	(2,659)
Income from discontinued operations, net of income taxes (includes gain (loss) on sale of discontinued operations) (Note 8)	58,885	2,737	57,911	701

Net income (loss)	$69,089	$(2,874)	$61,869	$(1,958)

Earnings (loss) per common share, from continuing operations:
Basic	$0.17	$(0.09)	$0.06	$(0.04)

Diluted	$0.17	$(0.09)	$0.06	$(0.04)

Earnings per common share, from discontinued operations:
Basic	$0.96	$0.04	$0.96	$0.01

Diluted	$0.95	$0.04	$0.95	$0.01

Earnings (loss) per common share:
Basic	$1.13	$(0.05)	$1.02	$(0.03)

Diluted	$1.12	$(0.05)	$1.01	$(0.03)

Weighted average number of common and common equivalent shares:
Basic	61,000	60,736	60,433	60,934
Diluted	61,675	60,736	61,174	60,934

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid In	Deferred	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Income (Loss)	Equity

Balance December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394
Comprehensive income:
Net income	—	—	—	—	69,089	—	69,089
Unrealized gain on marketable securities, net	—	—	—	—	—	49	49
Currency translation adjustment	—	—	—	—	—	(1,502)	(1,502)

Total comprehensive income							67,636

Transition effect of adoption of SFAS No. 123(R)	—	—	(686)	686	—	—	—
Restricted stock grants	131	1	(1)	—	—	—	—
Amortization of deferred compensation	—	—	547	—	—	—	547
Forfeiture of restricted stock grants	(83)	(1)	1	—	—	—	—
Issuance of common stock	134	1	406	—	—	—	407
Repurchase and retirement of common stock	(10,000)	(100)	(36,069)	—	(33,122)	—	(69,291)
ESPP compensation expense	—	—	377	—	—	—	377
Stock option compensation expense	—	—	780	—	—	—	780
Exercise of stock options	292	3	968	—	—	—	971

Balance, September 30, 2006 (Unaudited)	51,997	$519	$187,945	$—	$(5,552)	$(91)	$182,821

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$69,089	$(2,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,269	1,708
Amortization of intangible assets	2,417	3,037
Deferred income taxes	(755)	(928)
Gain related to receipt of Omrix shares	(575)	—
Gain on sale of oral liquid pharmaceuticals business	(77,174)	—
Loss on sale of global biologics manufacturing business	—	4
Gain on sale of Delatestryl	(5,884)	—
Unrealized loss (gain) on trading securities	(418)	62
Loss on sales of trading securities	—	226
Proceeds from sales of trading securities	—	2,375
Common stock issued as payment for services	101	109
Amortization of deferred compensation	547	229
Stock based compensation	1,157	—
Changes in:
Accounts receivable, net	595	5,632
Inventories, net	(1,130)	474
Prepaid expenses and other current assets	(6,533)	(1,409)
Assets held for sale	—	(1,502)
Accounts payable	(2,161)	(2,068)
Income taxes payable	22,353	—
Liabilities held for sale	—	(2,044)
Other current liabilities	(628)	(8,389)
Deferred revenues	1,957	(616)

Net cash provided by (used in) operating activities	4,227	(5,974)

Cash flows from investing activities:
Proceeds from the sale of oral liquid pharmaceuticals business	176,000	—
Proceeds from sale of investment in Omrix	—	1,624
Proceeds from sale of global biologics manufacturing business	—	55,000
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	6,700	—
Proceeds from sale of Delatestryl	5,531	—
Capital expenditures	(2,592)	(1,230)
Changes in other long-term assets	5	—

Net cash provided by investing activities	185,644	55,394

Cash flows from financing activities:
Repurchase and retirement of common stock	(69,291)	—
Repayment of long-term debt	—	(5,838)
Proceeds from issuance of common stock	1,277	1,377

Net cash used in financing activities	(68,014)	(4,461)

Effect of exchange rate changes	765	(1,120)

Net increase in cash and cash equivalents	122,622	43,839
Cash and cash equivalents at beginning of period	75,181	22,447

Cash and cash equivalents at end of period	$197,803	$66,286

Supplementary information:
Interest paid	$—	$91

Income taxes paid	$3,337	$735

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2006 and the results of its operations and cash flows for the nine month periods ended September 30, 2006 and 2005. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentations.

2 — Inventories

Inventories are stated at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates. The inventory obsolescence reserve is approximately $5.6 million as of September 30, 2006.

The Company’s inventories include Oxandrin® inventories that the Company believes would potentially be in excess of the expected product demand if the U.S. Food and Drug Administration, or FDA, approves a generic form of the product in the near term. The amount of such potential excess will vary depending upon the timing of the approval of a generic product, the number of generic products that are approved and the rate by which generic sales reduce demand for branded Oxandrin.

Inventories at September 30, 2006 and December 31, 2005 are summarized below:

	September 30, 2006	December 31, 2005

	(Unaudited)
	(In thousands)

Raw material	$4,095	$3,960
Work in process	795	141
Finished goods	7,094	13,058
Inventory reserves	(5,647)	(7,740)

Total	$6,337	$9,419

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
(Unaudited)

3 — Revenue Recognition — (Continued)

realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, other rebates, discounts, and distribution fees.

Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin. Upon shipment, we estimate an allowance for future returns. The Company will provide additional return reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of competitors’ new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including: (1) the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand, (2) relatively long periods in which a particular product may be returned, (3) absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and (4) absence of a large volume of relatively homogeneous transactions. SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including: (1) significant increases in or excess levels of inventory in a distribution channel, (2) lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users, (3) expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products, (4) the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing, (5) the newness of a product, (6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and (7) other factors that affect market demand and changing trends in that demand for the registrant’s products. The allowance for product returns as of September 30, 2006 and December 31, 2005 was $2.3 million and $2.9 million, respectively. This allowance is included in other current liabilities on the Company’s balance sheet.

Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit us to providing those entities with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates as of September 30, 2006 and

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 — Revenue Recognition — (Continued)

December 31, 2005 was $1.7 million and $2.5 million, respectively. This allowance is included in other current liabilities on the Company’s balance sheet.

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

Revenue recognition — Other

Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation of payment from contracting third parties. In 2005, other revenues also represented funds received by the Company for research and development projects. The Company recognized revenues upon performance of such funded research. The Company did not have revenue related to research and development projects in 2006.

Discontinued operations for the three and nine months ended September 30, 2005 included contract fee revenue which consisted of a license for marketing and distribution rights and research and development projects. In accordance with SAB 104 contract fee revenues were recognized over the estimated term of the related agreements which ranged from 5 to 16 years. Discontinued operations for the nine months ended September 30, 2005 also included royalties from third parties that were recognized as earned upon receipt of confirmation of payment from contracting parties.

4 — Earnings Per Share of Common Stock

The Company has applied Statement of Financial Accounting Standards No. 128, Earnings Per Share, in its calculation and presentation of earnings per share — “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued as calculated using the treasury stock method.

The numerator in calculating both basic and diluted earnings (loss) per common share for each period presented is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

	(Unaudited) (In thousands)

Basic	61,000	60,736	60,433	60,934
Incremental common stock equivalents	675	—	741	—

Diluted	61,675	60,736	61,174	60,934

The difference between basic and diluted weighted average common shares resulted from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock had vested. For the three and nine months ended September 30, 2006, options to purchase 598,100 and 621,793 shares, respectively, of our common stock were not included in the diluted earnings per share calculation since the exercise price of these options exceeded the average value of the Company’s stock for the period. For the three and nine months ended September 30, 2005, all

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4 — Earnings Per Share of Common Stock — (Continued)

outstanding options as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive since the Company reported a net loss for that period.

5 — Stockholders’ Equity

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

The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $251,000 and $780,000 for the three and nine months ended September 30, 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company disclosed the stock-based compensation pro forma expense effect on net loss and earnings per share which for the three and nine months ended September 30, 2005 is illustrated below (for the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods):

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
	(Unaudited) (In thousands)
Net loss as reported	$(2,874)	$(1,958)
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,074	316

Pro forma net loss	$(3,948)	$(2,274)

Loss per share:
Basic – as reported	$(0.05)	$(0.03)

Basic – pro forma	$(0.07)	$(0.04)

Diluted – as reported	$(0.05)	$(0.03)

Diluted – pro forma	$(0.07)	$(0.04)

As of September 30, 2006, there was $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5 — Stockholders’ Equity — (Continued)

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

Options are granted to certain employees and directors at prices equal to the closing market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four year period and options granted to board members have a one year vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2006 and 2005 and the weighted average fair market value of options granted during the three and nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Weighted-average volatility	65%	64%	64%	61%
Weighted-average risk-free interest rate	4.9%	4.1%	4.9%	4.2%
Weighted average expected life in years	6.1	7.0	6.1	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair market value	$3.28	$2.12	$3.49	$2.57

Historical information was the primary basis for the selection of the expected volatility and expected dividend yield. The expected lives of the options are based upon the simplified method as set forth by Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission which estimates expected life as the midpoint between vesting and the grant contractual life. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options

	(Unaudited) (In thousands, except weighted average data)
Outstanding at December 31, 2005	3,030	$4.97	6.95
Granted	712	5.16
Exercised	(293)	3.32
Cancelled	(558)	5.49

Outstanding at September 30, 2006	2,891	$5.08	6.94	$5,874

Exercisable at September 30, 2006	1,802	$5.46	5.74	$3,623

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5 — Stockholders’ Equity — (Continued)

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $933,000. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The closing price per share of the Company’s common stock on September 30, 2006 was $6.51.

Restricted Stock

Starting in 2005, the Company issued restricted stock awards to certain of its employees. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense over the life of the vesting period which have ranged from one to four years in duration. For the nine months ended September 30, 2006, the Company issued 131,000 shares of restricted stock to its employees at a weighted average grant date fair value of $4.62 amounting to approximately $605,000. These shares vest over either a three or four year period and are expensed, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the vesting period. During the three and nine months ended September 30, 2006 approximately $108,000 and $275,000, respectively, of deferred restricted stock compensation cost has been amortized to expense. Daily pro rata vesting is calculated for employees terminated involuntarily without cause. During the nine months ended September 30, 2006, approximately 84,000 shares valued at approximately $246,000 have been forfeited. At September 30, 2006, approximately 307,000 shares remained unvested and there was approximately $771,000 of unrecognized compensation cost related to restricted stock.

During 2006, the Company issued performance share awards to certain employees which could result in the issuance of up to 249,500 shares of restricted stock if identified performance objectives are achieved at designated target levels. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether or not the performance criteria will be satisfied. This amount is recognized ratably over the performance period. During the three and nine months ended September 30, 2006, approximately $272,000 of deferred performance share compensation cost has been amortized to expense. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. During the three and nine months ended September 30, 2006, no restricted stock shares have been vested related to the performance shares award program.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the nine months ended September 30, 2006, the Company recorded approximately $377,000 of compensation expense related to participation in the 1998 ESPP which resulted in a decrease in income from continuing operations and net income.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5 — Stockholders’ Equity — (Continued)

Repurchase of Common Stock

During September, 2006, the Company used a portion of the proceeds received in the disposition of the Company’s U.K. subsidiary, Rosemont Pharmaceuticals, Ltd (see Note 8) to repurchase and retire 10 million shares of its common stock in order to reduce the dilution of its common stock and increase shareholder value at a price of $6.80 per share through a modified “Dutch auction” tender offer. This resulted in a cash outlay of approximately $69.3 million, including professional fees of approximately $1.3 million associated with conducting the tender offer. The Company allocated the excess of the purchase price over par value between additional paid in capital and accumulated deficit. The portion of the excess allocated to additional paid in capital was based upon the pro rata portion of the additional paid in capital of the shares repurchased.

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

Based upon the uncertainty of the Company’s business, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at September 30, 2006, the Company had a $10.0 million valuation allowance against its deferred income tax assets. However, in the third quarter of 2006 the Company reduced its deferred tax asset and corresponding valuation allowance by approximately $12.4 million as a result of the gain on sale of Rosemont which we anticipate will permit us to use a significant portion of the net operating loss carryforward and a portion of general business credits.

The Company’s provision for income taxes from continuing operations for the three and nine months ended September 30, 2006 is below the statutory rate primarily due to the utilization of a significant portion of a net operating loss carryforward and a portion of general business credits.

7 — Commitments and Contingencies

Litigation

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7 — Commitments and Contingencies — (Continued)

amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the United States District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The district court declined to allow plaintiffs to file another amended complaint, however, plaintiffs have 30 days from the date of the dismissal to appeal the district court’s decision.

On September 26, 2006, the Company filed a lawsuit against Barr Laboratories, Inc. (“Barr”), a wholly-owned subsidiary of Barr Pharmaceuticals, Inc., for infringement of certain of the Company’s patents related to various methods of using Oxandrin (oxandrolone). The action is pending under the caption Savient Pharmaceuticals, Inc. v. Barr Laboratories, Inc. in the U.S. District Court for the District of New Jersey. The suit was brought in response to Barr’s filing of an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval to engage in the commercial manufacture, use and sale of specified dosages of oxandrolone tablets prior to expiration of the Company’s patents, all of which are listed in Approved Drug Products with Therapeutic Equivalence Evaluations for Oxandrin. The Company intends to take the actions necessary to defend its patent rights relating to the use of Oxandrin and anticipates a favorable outcome.

Sale of Delatestryl

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. of Delatestryl, its injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million. The Company recorded a gain on sale of Delatestryl in the first quarter of 2006. The gain on the sale of Delatestryl of approximately $5.9 million is included in other income for the nine months ended September 30, 2006.

License for Soltamox

On April 24, 2006, the Company entered into a distribution agreement with Cytogen Corporation granting Cytogen exclusive marketing rights for Soltamox in the United States. Cytogen paid the Company an upfront licensing fee of $2 million. The Company recorded this upfront licensing fee as a deferred revenue liability and initially amortized the fee as other revenue over the term of the license. On August 4, 2006, the Company divested its interest in its oral liquid pharmaceuticals business, Rosemont Pharmaceuticals, Ltd, including certain intellectual property related to Soltamox. As a result, the Company recognized the remaining deferred revenue related to the upfront fee as part of the gain on sale of Rosemont (see Note 8).

Additional Settlement Proceeds

In February 2006, the Company received an additional payment of $500,000 under the human growth hormone intellectual property dispute settlement with Novo Nordisk which was previously announced in February 2005. The proceeds were recorded in the first quarter of 2006 and are included in other income for the nine months ended September 30, 2006.

Settlement with Ross Pharmaceuticals Limited (Ross)

The Oxandrin co-promotion agreement with Ross terminated in December 2005. Final reconciliation of the agreement determined that Ross had overcharged Savient in error by approximately $1.3 million. Ross agreed to compensate the Company for this error and as such, the Company recognized the $1.3 million in the first quarter of 2006 which is included in other income for the nine months ended September 30, 2006.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7 — Commitments and Contingencies — (Continued)

Ross satisfied its obligation to the Company in October 2006 via a combination of a cash payment and an accounts receivable credit.

Sublease of a Portion of the Corporate Offices

In March 2006, the Company subleased to a third party approximately 12,400 square feet of its administrative headquarters offices in East Brunswick, New Jersey at an average annual base rental of $340,000 for an initial term of 5 years, terminable after 3 years.

Receipt of Omrix Biopharmaceuticals, Inc. (“Omrix”) Stock

In February 2005, the Company sold to Catalyst Investments, L.P. (“Catalyst”) all of its holdings of Omrix common stock for $1,625,000, plus the right to receive additional consideration or shares of Omrix common stock in the event that Catalyst was able to realize a gain on its Omrix investment on specified terms. On April 21, 2006, Omrix completed its initial public offering. Pursuant to the terms of the Company’s agreement with Catalyst, Catalyst satisfied its obligations in full by transferring to the Company 52,725 shares of Omrix common stock. The Company recorded the value of the Omrix stock based upon a basis value of $10.90 per share. The shares were subject to a lock-up period that expired in October 2006.

The closing market price per share of Omrix common stock on September 30, 2006 was $18.83. As of September 30, 2006, the Company recorded the Omrix shares within short-term investments at a value of approximately $993,000 and classified the shares as trading securities. For the three and nine months ended September 30, 2006, the Company included approximately $575,000 in other income related to the Company’s basis in the Omrix shares. The Company adjusted the value of the Omrix shares to reflect the market price as of September 30, 2006 which resulted in investment income of approximately $418,000 for the three and nine months ended September 30, 2006.

8 — Discontinued Operations

On August 4, 2006, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”) for the sale of Rosemont Pharmaceuticals Ltd, the Company’s oral liquid pharmaceuticals business in the United Kingdom. Under the terms of the sale, Close Brothers paid to the Company an aggregate purchase price of $176 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes are estimated to be approximately $151 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from the Company which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of Rosemont was approximately $77.2 million.

During July 2005, the Company sold its former global biologics manufacturing business which primarily operated in Israel through its former Bio-Technology General (Israel) Ltd. subsidiary, which was referred to as BTG-Israel. Financial results related to BTG-Israel are included in discontinued operations for the three and nine months ended September 30, 2005. The loss on disposition of the BTG-Israel business was $4,000.

A summary statement of discontinued operations of the former BTG-Israel and the former Rosemont businesses for the three and nine months ended September 30, 2006 and September 30, 2005, as it was included in the consolidated financial statements of the Company, is shown below. As BTG-Israel was sold in July 2005, its operations are only included in the three and nine months ended September 30, 2005.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Discontinued Operations — (Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

	(Unaudited) (In thousands)
Revenues:
Product sales, net	$24,181	$37,882	$4,637	$9,727
Contract fees	43	635	43	51
Royalties	—	2,386	—	—

	24,224	40,903	4,680	9,778

Cost and expenses:
Cost of goods sold	8,403	16,031	1,751	2,643
Research and development	1,736	3,738	345	716
Selling and marketing	4,092	5,569	653	1,696
General and administrative	2,232	4,181	358	919
Amortization of intangibles	2,417	3,038	392	1,013
Commissions and royalties	—	58	—	(17)

	18,880	32,615	3,499	6,970

Operating income from discontinued operations	5,344	8,288	1,181	2,808
Other expense, net	(1,696)	(3,002)	(138)	(896)
Gain on disposition of oral liquid pharmaceuticals business	77,174	—	77,174	—
Loss on disposition of global biologics manufacturing business	—	(4)	—	(4)

Income from discontinued operations before income taxes	80,822	5,282	78,217	1,908
Income tax expense	21,937	2,545	20,306	1,207

Income from discontinued operations	$58,885	$2,737	$57,911	$701

All revenues included in discontinued operations primarily relate to non-U.S. customers.

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9 — Segment Information

The Company has identified one reportable segment: Specialty Pharmaceuticals. Prior to 2005, the Company’s operations were not managed along segment lines. The Specialty Pharmaceuticals segment includes products which are branded prescription pharmaceuticals including Oxandrin and our former product Delatestryl. Certain research and development expenses related to Puricase® (PEG-uricase) are also included with the Specialty Pharmaceuticals segment. The Company’s former global biologics manufacturing business and its former oral liquid pharmaceuticals business are included as discontinued operations.

Historically, the Company allocated management fees between its Specialty Pharmaceuticals segment and its former oral liquid pharmaceuticals business based on various factors, including management time. These fees were eliminated in consolidation. With the disposition of the former oral liquid pharmaceuticals business, the Company has reclassified certain corporate allocations from discontinued operations into continuing operations.

The Company’s Specialty Pharmaceuticals segment is operated primarily in the United States. All Specialty Pharmaceuticals product revenue was generated in the United States.

Information about the Company’s segment, as reconciled to enterprise totals, is presented below:

	Nine Months Ended September 30, 2006
	Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$39,284		$39,284
Operating income (loss) before depreciation and amortization	(3,395)		(3,395)
Less:
Depreciation and amortization	571		571

Operating loss as reported	(3,966)		(3,966)
Other income, net	15,061		15,061
Income tax expense	(891)		(891)

Income from continuing operations	10,204		10,204
Income from discontinued operations	—	58,885	58,885

Net income	$10,204	$58,885	$69,089

Segment assets	$221,979	$—	$221,979

Expenditures for segment assets	$371	$2,221	$2,592

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9 — Segment Information — (Continued)

	Nine Months Ended September 30, 2005
	Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$36,311		$36,311
Operating loss before depreciation and amortization	(9,772)		(9,772)
Less:
Depreciation and amortization	845		845

Operating loss as reported	(10,617)		(10,617)
Other income, net	5,009		5,009
Income tax expense	(3)		(3)

Loss from continuing operations	(5,611)		(5,611)
Income from discontinued operations	—	2,737	2,737

Net income (loss)	$(5,611)	$2,737	$(2,874)

Segment assets	$101,858	$128,631	$230,489

Expenditures for segment assets	$101	$1,129	$1,230

	Three Months Ended September 30, 2006
	Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$15,921		$15,921
Operating income (loss) before depreciation and amortization	1,768		1,768
Less:
Depreciation and amortization	181		181

Operating income as reported	1,587		1,587
Other income, net	3,144		3,144
Income tax expense	(773)		(773)

Income from continuing operations	3,958		3,958
Income from discontinued operations	—	57,911	57,911

Net income	$3,958	$57,911	$61,869

Segment assets	$221,979	$—	$221,979

Expenditures for segment assets	$46	$873	$919

Back to Contents

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9 — Segment Information — (Continued)

	Three Months Ended September 30, 2005
	Specialty Pharmaceuticals	Discontinued Operations	Total

	(Unaudited, in thousands)
Revenues	$11,184		$11,184
Operating loss before depreciation and amortization	(3,749)		(3,749)
Less:
Depreciation and amortization	265		265

Operating loss as reported	(4,014)		(4,014)
Other income, net	1,251		1,251
Income tax benefit	104		104

Loss from continuing operations	(2,659)		(2,659)
Income from discontinued operations	—	701	701

Net income (loss)	$(2,659)	$701	$(1,958)

Segment assets	$101,858	$128,631	$230,489

Expenditures for segment assets	$—	$145	$145

10 — Subsequent Events

Litigation

On October 26, 2006, the United States District Court for the District of New Jersey dismissed with prejudice the class action originally filed on December 20, 2002, against the Company and three of its former officers in connection with the restatement of the Company’s earnings and financial statements for the years ended 1999, 2000 and 2001.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business, the development of our lead drug candidate Puricase® (PEG- uricase) are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings and financial results.

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

Overview

We are a biopharmaceutical company engaged in developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader markets. Our lead product development candidate, Puricase® (PEG-uricase) for treatment failure gout, has reported positive Phase 1 and 2 clinical data; patient dosing in Phase 3 clinical studies began in June 2006. Savient’s experienced management team is committed to advancing its pipeline and expanding its product portfolio by in-licensing late-stage compounds and exploring co-promotion and co-development opportunities that fit the Company’s expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology. We were founded in 1980 as Bio-Technology General Corp. and changed our name to Savient Pharmaceuticals, Inc. in June 2003. Our primary mission is to develop and commercialize novel therapeutic products. We coordinate our administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from our headquarters in East Brunswick, New Jersey.

We currently market one product in the United States, Oxandrin®, used to promote weight gain following involuntary weight loss. We also have one product in Phase 3 clinical development, Puricase (PEG-uricase), intended for treatment-failure gout, which has received “orphan drug” designation by the FDA. We have repositioned Savient to be a specialty focused company concentrating on the development of Puricase (PEG-uricase), our product candidate for the control of hyperuricemia in patients with treatment-failure gout in whom conventional treatment is contraindicated or shown to be ineffective. Puricase (PEG-uricase) commenced Phase 3 trials in the United States in May 2006 and began Phase 3 patient dosing in June 2006; subsequent to this we commenced patient dosing in Canada and Mexico.

Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom and some E.U. countries through our former U.K. subsidiary, Rosemont Pharmaceuticals, Ltd (“Rosemont”). We sold Rosemont in August 2006. Following the sale of Rosemont, we are concentrating our business development efforts principally on completing a transaction with a partner for the clinical development and commercialization of Puricase (PEG-uricase) outside of the United States. We continue to identify and evaluate late stage compounds and technologies for possible in-licensing/partnering activities in certain therapeutic areas.

Back to Contents

We currently operate within one “Specialty Pharmaceuticals” segment which includes the selling and marketing of Oxandrin and the research and development activities of Puricase (PEG-uricase).

Specialty Pharmaceuticals

Our financial results have been heavily dependent on Oxandrin since its product launch in December 1995. Sales of Oxandrin accounted for 100% and 92% of our continuing net product sales for the nine months ended September 30, 2006 and 2005, respectively. One company has, and we believe several companies may have, filed Abbreviated New Drug Applications, or ANDAs, with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Given the pendency of our two Citizens Petitions before the FDA, our patent infringement lawsuit against Barr, and the stay of FDA action regarding Barr’s ANDA, we cannot predict when generic competition for Oxandrin may begin. If approved by the FDA, introduction of these generic products would cause a significant decrease in our Oxandrin revenues, which would adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

In May 2006, we received written notification of approval from the FDA of a Special Protocol Assessment (SPA) for Puricase (PEG-uricase). We have implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. In June 2006, we began patient dosing in our Phase 3 clinical studies of Puricase (PEG-uricase). Patient recruitment for the clinical trials is expected to be completed by early 2007. We are targeting to file a Biologics License Agreement (BLA) for Puricase (PEG-uricase) with the FDA in early 2008 and expect an FDA action date by early 2009.

On January 9, 2006, we completed the sale of our Delatestryl product to Indevus Pharmaceuticals Inc. Under the terms of the sale, Indevus paid us an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and agreed to pay us a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased our finished product inventory from us in three installments totaling approximately $1.9 million. Prior to the sale, product sales of Delatestryl had decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.

Discontinued Operations

During August 2006, we sold our oral liquid pharmaceuticals business in the United Kingdom to Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”). Under the terms of the sale, Close Brothers paid to us an aggregate purchase price of $176 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes are estimated to be approximately $151 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from us which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of the oral liquid pharmaceuticals business was approximately $77.2 million.

During July 2005, we sold our former global biologics manufacturing business which primarily operated in Israel through our former Bio-Technology General (Israel) Ltd. subsidiary, which was referred to as BTG-Israel. Financial results related to BTG-Israel are included in discontinued operations for the three and nine months ended September 30, 2005. The loss on disposition of the BTG-Israel business was $4,000.

Back to Contents

Revenue from discontinued operations, operating income from discontinued operations, and income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

	(Unaudited)
	(In thousands)
Revenues from discontinued operations	$24,224	$40,903	$4,680	$9,778

Operating income from discontinued operations	$5,344	$8,288	$1,181	$2,808

Income from discontinued operations	$58,885	$2,737	$57,911	$701

Revenues from discontinued operations decreased by $16.7 million, or 41%, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Our discontinued operations during 2005 included revenues from our former global biologics manufacturing business and our former oral liquid pharmaceuticals business, whereas our revenues during 2006 only included revenues from our former oral liquid pharmaceuticals business. Discontinued operations revenues decreased by $5.1 million, or 52%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. This decrease is primarily attributable to a full period of revenues related to our former oral liquid pharmaceuticals business for the three months ended September 30, 2005, as compared to a partial period of revenue during the three months ended September 30, 2006, as we sold this business on August 4, 2006.

Operating income from discontinued operations decreased by $1.6 million, or 58%, and $2.9 million, or 36%, for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, respectively. These decreases were primarily attributable to a full period of operations related to our former oral liquid pharmaceuticals business for the three months ended September 30, 2005 as compared to a partial period of operations during the three months ended September 30, 2006, as the former business was sold on August 4, 2006.

Income from discontinued operations increased by $57.2 million and $56.1 million, for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, respectively. This increase was primarily attributable to the gain on the sale of our former oral liquid pharmaceuticals business, net of income taxes which are estimated to be approximately $21.1 million.

The results of discontinued operations are not included in the discussion below entitled “Results of Operations.”

Results of Operations

The results of operations discussion relates to continuing operations. The results of our discontinued operations were discussed above in the section entitled “Discontinued Operations.” We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products including seasonal buying and usage patterns;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

Back to Contents

•	the timing and realization of milestone and other payments relating to license agreements;

•	the timing and amount of expenses relating to our operations;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions or divestitures.

The following table summarizes net sales of our commercialized products and their percent of net product sales for the periods indicated:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2006		2005		2006		2005
	(Unaudited)
	(Dollars in thousands)
Oxandrin	$39,127	100%	$32,408	92%	$15,995	101%	$10,194	92%
Delatestryl	25	—	2,962	8%	(106)	(1)%	888	8%

	$39,152	100%	$35,370	100%	$15,889	100%	$11,082	100%

We believe that sales of our products will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

•	maintaining or increasing business with our existing products;

•	expanding into new markets; and

•	commercializing additional products.

Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005.

Revenues

Total revenues were $39.3 million and $36.3 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $3.0 million, or 8%. This increase resulted primarily from higher product sales of $3.8 million, partially offset by a decrease in other revenue of $0.8 million.

Product sales were $39.2 million and $35.4 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $3.8 million, or 11%. This increase is primarily attributable to higher sales of Oxandrin, partially offset by lower sales of our former Delatestryl product.

•
Sales of Oxandrin were $39.1 million and $32.4 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $6.7 million, or 21%. This increase is primarily attributable to a price increase instituted in January 2006, higher stocking levels by our wholesalers, and a reduction in the level of Medicaid rebates as Oxandrin was one of numerous products placed upon greater restriction for reimbursement in Florida.

•
Sales of Delatestryl decreased $2.9 million for the nine months ended September 30, 2006 compared with the same period in 2005. On January 9, 2006, we completed the sale of Delatestryl to Indevus Pharmaceuticals, Inc. which terminated our sales of this product.

Other revenues were $0.1 million and $1.0 million for the nine months ended September 30, 2006 and 2005 respectively, a decrease of $0.9 million, or 86%. The decrease was attributable to lower royalties which resulted from the sale of the exclusive rights to certain intellectual property in December 2005 as part of a litigation settlement.

Cost of goods sold

Cost of goods sold was $3.6 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $0.5 million, or 14%. Cost of goods sold as a percentage of product sales decreased from 12% for the nine months ended September 30, 2005 to 9% for the nine months ended September 30, 2006 due in part to higher product mix of Oxandrin and a reduction in inventory reserves.

Back to Contents

Research and development expenses

Research and development expenses were $13.0 million and $13.2 million for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $0.2 million, or 2%. This decrease was primarily attributable to a reduction in toxicology studies for Prosaptide, for which development efforts were terminated in December 2005 and a reduction in Puricase (PEG-uricase) patent and trademark expenses, offset partially by Puricase (PEG-uricase) clinical development expenses due to the initiation of the Phase 3 clinical study in May 2006 and an increase related to Puricase (PEG-uricase) manufacturing process development costs.

Selling and marketing expenses

Selling and marketing expenses were $7.5 million and $10.8 million for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $3.3 million, or 31%. This decrease was primarily attributable to a planned reduction in the sales force and corresponding marketing expenses as a result of a strategic change to target only high volume prescribers of Oxandrin.

General and administrative expenses

General and administrative expenses were $19.3 million and $15.0 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $4.3 million, or 29%. This increase was primarily due to outsourced accounting and finance service fees of $1.4 million, consulting fees related to complying with Sarbanes-Oxley initiatives of $0.6 million, $0.5 million related to compensation expense for stock options and higher legal expenses related to third-party litigation settlements.

Commissions and royalties expenses

Commissions and royalties expenses were $5,000 and $3.8 million for nine months ended September 30, 2006 and 2005, respectively, a decrease of $3.8 million. This decrease was primarily attributable to the termination of our agreement with Ross Pharmaceuticals Limited on sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former Delatestryl and Mircette products.

Investment income

Investment income was $6.8 million and $3.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, an increase of $3.7 million, or 120%. This increase primarily resulted from significantly higher cash balances on hand in 2006 and higher effective interest rates. Additionally, $0.4 million was recorded for an unrealized appreciation gain related to the investment in Omrix to reflect the market price as of September 30, 2006.

Other income (expense), net

Other income (expense) represented income of $8.3 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $6.4 million. This increase is primarily attributable to the gain on the sale of Delatestryl of approximately $5.9 million, a $1.3 million settlement due from Ross Pharmaceutical Limited related to commission payment overcharges in 2006, and $0.6 million of income from the receipt of Omrix stock from Catalyst Investments, L.P. as part of the February 2005 agreement between Catalyst and us, partially offset by patent litigation settlements that occurred in 2005.

Income tax expense

Income tax expense was $0.9 million and $3,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $0.9 million. This increase was primarily attributable to income from continuing operations for the nine months ended September 30, 2006 as compared to a loss from continuing operations for the nine months ended September 30, 2005. The Company’s tax provision from continuing operations for the nine months ended September 30, 2006 is below the statutory rate due to the utilization of a significant portion of a net operating loss carryforward and a portion of general business credits.

Back to Contents

Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005

Revenues

Total revenues were $15.9 million and $11.2 million for the three months ended September 30, 2006 and 2005 respectively, an increase of $4.7 million, or 42%. This increase resulted primarily from higher product sales of $4.8 million, partially offset by a decrease in other revenues of $0.1 million.

Product sales were $15.9 million and $11.1 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $4.8 million, or 43%. This increase is primarily attributable to higher sales of Oxandrin, partially offset by lower sales of our former Delatestryl product.

•
Sales of Oxandrin were $16.0 million and $10.2 million for the three months ended September 30, 2006 and 2005 respectively, an increase of $5.8 million, or 57%. This increase is primarily attributable to a price increase instituted in January 2006, higher stocking levels by our wholesalers and a reduction in the level of Medicaid rebates.

•
Sales of Delatestryl decreased $1.0 million for the three months ended September 30, 2006 compared with the same period in 2005. On January 9, 2006 we completed the sale of Delatestryl to Indevus Pharmaceuticals, Inc. which terminated our sales of this product. During the three months ended September 30, 2006, we adjusted Delatestryl product return reserves related to product sales that occurred prior to selling Delatestryl to Indevus.

Other revenues were $32,000 and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, a decrease of $0.1 million. The decrease was attributable to lower royalties which resulted from the sale of the exclusive rights to certain intellectual property in December 2005 as part of a litigation settlement.

Cost of goods sold

Cost of goods sold was $1.4 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $0.2 million, or 11%. Cost of goods sold as a percentage of product sales decreased from 11% for the three months ended September 30, 2005, to 9% for the three months ended September 30, 2006, due in part to higher product mix of Oxandrin and a reduction in inventory reserves.

Research and development expenses

Research and development expenses were $5.5 million and $4.0 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $1.5 million, or 37%. This increase was primarily attributable to Puricase (PEG-uricase) clinical development expenses due to the initiation of the Phase 3 clinical study in May 2006 and an increase in manufacturing process development costs related to Puricase (PEG-uricase).

Selling and marketing expenses

Selling and marketing expenses were $2.5 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively, a decrease of $0.5 million, or 17%. This decrease was primarily attributable to a planned reduction in the sales force and corresponding marketing expenses as a result of a strategic change to target only high volume prescribers of Oxandrin.

General and administrative expenses

General and administrative expenses were $5.0 million and $5.6 million for the three months ended September 30, 2006 and 2005, respectively, a decrease of $0.6 million, or 12%. This decrease was primarily due to the $0.8 million reclassification of professional fees to discontinued operations offsetting our gain on the sale of our oral liquid pharmaceuticals business and lower audit fees of $0.2 million due to restatement activities in 2005. Partially offsetting these lower costs was an increase of $0.3 million related to consulting expenses.

Back to Contents

Commissions and royalties expenses

Commissions and royalties expenses were $1.3 million for the three months ended September 30, 2005. We did not incur any commissions and royalties expenses during the three months ended September 30, 2006. This decrease was primarily attributable to the termination of our agreement with Ross Pharmaceuticals Limited on sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former Delatestryl and Mircette products.

Investment income

Investment income was $3.2 million and $1.2 million for the three months ended September 30, 2006 and September 30, 2005, respectively, an increase of $2.0 million, or 165%. This increase primarily resulted from significantly higher cash balances on hand in 2006 and higher effective interest rates. Additionally, $0.4 million was recorded for an unrealized appreciation gain related to the investment in Omrix to reflect the market price as of September 30, 2006.

Other income (expense), net

Other income (expense) represented an expense of $28,000 for the three months ended September 30, 2006 and income of $53,000 for the three months ended September 30, 2005. The net decrease of $81,000 in other income is primarily attributable to lower note receivable interest income as a result of lower note receivables outstanding for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Income tax expense (benefit)

Income tax expense was $0.8 million for the three months ended September 30, 2006, compared to an income tax benefit of $0.1 million for the three months ended September 30, 2005, an increase of $0.9 million in expense. This increase was primarily attributable to income from continuing operations for the three months ended September 30, 2006 as compared to a loss from continuing operations for the three months ended September 30, 2005. The Company’s tax provision from continuing operations for the three months ended September 30, 2006 is below the statutory rate due to the utilization of a significant portion of a net operating loss carryforward and a portion of general business credits.

Liquidity and Capital Resources

Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, asset purchases and/or divestitures and milestone payment obligations and financings, if any.

As previously discussed, during August 2006, we sold our U.K. subsidiary, Rosemont Pharmaceuticals, Ltd to Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”). Under the terms of the sale, Close Brothers paid to us an aggregate purchase price of $176 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes are estimated to be approximately $151 million.

We used a portion of the proceeds received in the Rosemont disposition to repurchase and retire 10 million shares of our common stock in order to reduce the dilution of our common stock and increase shareholder value at a price of $6.80 per share through a modified “Dutch auction” tender offer. This resulted in a cash outlay of approximately $69.3 million, including professional fees of approximately $1.3 million associated with conducting the tender offer.

At September 30, 2006, we had $198.9 million in cash, cash equivalents and short-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal. As a result of our sale of Rosemont, we have an approximate $21.1 million tax payment due in December 2006. This payment reflects the expected utilization of net operating loss carryforwards and general business credits.

Back to Contents

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $4.2 million for the nine months ended September 30, 2006, compared to cash used in operating activities of $6.0 million for the nine months ended September 30, 2005. The increase in the cash provided by operating activities for the nine months ended September 30, 2006 was primarily due to net income of $69.1 million, adjustments to net income including depreciation and amortization and non-cash compensation, and an increase in income taxes payable primarily due to the accrual of income taxes related to the disposition of our oral liquid pharmaceuticals business, partially offset by the pre-tax gain on sale of our oral liquid pharmaceuticals business of $77.2 million, the gain on sale of Delatestryl of $5.9 million, gain on receipt of Omrix stock and unrealized gain on the appreciation of Omrix stock, and working capital uses primarily related to inventories, prepaid and other current assets, and other current liabilities. Cash used in operating activities for the nine months ended September 30, 2005 was primarily due to a net loss of $2.9 million and working capital uses primarily related to prepaid and other current assets, accounts payable, other current liabilities, and net assets held for sale, partially offset by adjustments to net income including depreciation and amortization, non-cash compensation, and proceeds from trading securities.

Cash Provided by Investing Activities

Net cash provided by investing activities was $185.6 million and $55.4 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by investing activities for the nine months ended September 30, 2006 was primarily attributable to the proceeds of $176.0 million from the sale of our oral liquid pharmaceuticals business, the proceeds of $5.5 million from the sale of Delatestryl and the proceeds of $6.7 million from the collection of a note receivable issued in connection with the sale of our global biologics manufacturing business, partially offset by $2.6 million of capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2005 was attributable to proceeds from the sale of our former global biologics manufacturing business of $55.0 million and proceeds related to the sale of an investment in Omrix of $1.6 million, partially offset by capital expenditures of $1.2 million.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $68.0 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively. The net cash used in financing activities for the nine months ended September 30, 2006 was primarily attributable to the repurchase and retirement of 10 million shares of our common stock through a modified “Dutch auction” tender offer which resulted in a cash outlay of approximately $69.3 million, which included professional fees of approximately $1.3 million associated with conducting the tender offer, partially offset by $1.3 million of proceeds received from issuance of common stock pursuant to our employee stock purchase plan and the exercise of employee stock options. The net cash used in financing activities for the nine months ended September 30, 2005 was primarily attributable to debt repayments of $5.8 million, partially offset by $1.4 million of proceeds received from issuance of common stock pursuant to our employee stock purchase plan and the exercise of employee stock options.

Future Liquidity Resources

We believe that our cash resources as of September 30, 2006, together with anticipated product sales, will be sufficient to fund our ongoing operations for at least the next two years. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

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

Back to Contents

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

If we are required to seek additional funding for our operations, we might not be able to obtain such additional funds or, if such funds are available, such funding might be on unacceptable terms. We continue to seek additional collaborative research and development and licensing arrangements in order to provide additional cash flow from operations. However, we may not be able to enter into any such agreements.

Critical Accounting Estimates

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K, we believe the following accounting policies include management estimates that are most critical to our reported financial results:

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

Back to Contents

Allowances for returns.     In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following three products:

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

(2)
On January 9, 2006, the Company completed its sale of Delatestryl to Indevus Pharmaceuticals, Inc. The Company continues to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates — We track actual returns by product and analyze historical return trends. We use these historical trends as part of our overall process of estimating future returns.

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

•
Level of product in the distribution channel — We review wholesaler inventory and third-party prescription data to ensure that the level of product in the channel is at a reasonable level. Currently, the level of product in the distribution channel appears reasonable for five- year, three-year and two-year expiration product.

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

The aggregate net return allowance reserves as of September 30, 2006 and December 31, 2005 was $2.3 million and $2.9 million, respectively.

Allowances for Medicaid and other government rebates.     Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of September 30, 2006 and December 31, 2005 was $1.7 million and $2.5 million, respectively.

Inventory valuation.     We state inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

The aggregate net inventory valuation reserves as of September 30, 2006 and December 31, 2005 were $5.6 million and $7.7 million, respectively.

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

Stock Based Compensation.     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to, but not amortized, as of December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods which were accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date and granted options for employees generally vest ratably over a four year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense, including the option’s expected term and the price volatility of the underlying stock.

Back to Contents

The cumulative effect on income from continuing operations and net income for the nine months ended September 30, 2006 related to the adoption of SFAS No. 123(R) is approximately $1.2 million which includes both stock option and employee stock purchase plan expenses. As of September 30, 2006, there was $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During 2006, we issued performance share awards to certain employees which could result in the issuance of up to 249,500 shares of restricted stock if identified performance objectives are achieved at designated target levels. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether or not the performance criteria will be satisfied. This amount is recognized ratably over the performance period. During the three and nine months ended September 30, 2006 approximately $272,000 of deferred performance share compensation cost has been amortized to expense. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. During the three and nine months ended September 30, 2006 no restricted stock shares have been vested related to the performance shares award program.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings upon adoption. The Company is currently evaluating the potential impacts of FIN 48 on its financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, management identified five material weaknesses in connection with its assessment of the effectiveness of our internal control over financial reporting. In June 2006, based on the recommendation of management, our Audit Committee approved a Sarbanes Oxley Remediation Plan which provided a strategy and timeline for correcting the five material weaknesses. Significant progress has been made in correcting these deficiencies.

In connection with the preparation of the Form 10-Q for the nine-months ended September 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2006. Management believes that three of the material weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have been corrected. The two remaining material weaknesses which management believes are in the process of being corrected, are planned to be completed by December 31, 2006.

The following is a description of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005, and the corrective action that has been taken:

•
Insufficient personnel resources that are in dedicated permanent positions within the finance function with sufficient skills and industry knowledge of Generally Accepted Accounting Principles and tax, which resulted in insufficient documentation and monitoring over the financial statement close and restatement of quarterly financial reporting attributed to (a) deficiencies in the analysis of estimates relating to product returns, inventory obsolescence and rebates and (b) errors in the income tax provision.

We have strengthened our financial staff with the hiring of an Interim Chief Financial Officer in October 2005, to coordinate the financial restatement effort (completed January 2006) and to strengthen financial controls and procedures. In July 2006 we hired a permanent Senior Vice President and Chief Financial Officer with significant pharmaceutical industry and SEC experience. We further strengthened our financial staff with the hiring of a Vice President of Finance and Controller in February 2006. The accounting staff has been strengthened with the addition of individuals responsible for financial reporting, budgeting and financial analysis. The finance organization is also supported by financial consultants on an as needed basis.

The finance organization is comprised of a self sufficient tax department which coordinates all tax financial reporting matters and tax compliance processes.

With the additions made to the financial staff, we have enhanced our segregation of duties within the Company.

Back to Contents

Management believes that changes necessary to fully remediate this weakness were in place by September 30, 2006 but testing of these controls has not been completed within this time frame. Testing to confirm operating effectiveness is planned to be completed in the fourth quarter of 2006.

•
There were deficiencies in the income tax analysis consisting of (a) insufficient review of the U.K. tax provision by Rosemont management in the United Kingdom and by the corporate tax function, (b) insufficient monitoring of U.K. tax regulation changes and (c) inaccurate calculation of quarterly tax provision.

We retained a U.K. tax specialist during the first quarter of 2006 to review our U.K. subsidiary’s tax provision and to provide technical tax expertise as needed. We engaged external tax consultants in the U.S. in the first quarter of 2006 to provide additional tax expertise related to the 2005 year end closing process and to provide on going tax support. We acquired research tools and tax provision and preparation software and enhanced our review procedures related to both domestic and foreign tax calculations. We established periodic meetings to discuss tax issues and tax implications of business activities.

Management believes that changes necessary to correct this weakness have been implemented, and testing to confirm operating effectiveness was successfully performed during the second quarter of 2006. Management believes that the changes in internal controls implemented to remediate this weakness continue to operate effectively as of September 30, 2006. We note, however, that the report of our independent registered public accounting firm is not due until our Annual Report on Form 10-K for the year ended December 31, 2006.

•
There was insufficient communication at the intercompany and intradepartmental level and between us and our third-party service and data providers. At the intradepartmental level, inconsistent exchange of important financial information between our finance and operating functions led to errors in reporting.

We have instituted communication protocols that will foster improved shared intelligence between the finance function and other departments including, but not limited to, legal, commercial operations, research and development and executive management. We have conducted reviews of significant contracts by the accounting department for completeness, accuracy and proper accounting treatment, including accounting input into the contract terms prior to the execution of contracts. Prior to the sale of our U.K. subsidiary on August 4, 2006, we had commenced an increase in the communication level between parent and subsidiary personnel, including the establishment of standardized periodic meetings to discuss business results and objectives.

With regard to improving communications with third parties, we established periodic meetings with third party process providers in order to educate these parties regarding our enhanced policies and procedures. We have had third party process providers educate us on the level of data that they provide, the controls over their processes, and how we can better utilize the information that is currently available. Included within this education process were visits by Company personnel to the third party process providers servicing locations. We instituted monthly reporting standards from third party process providers and third party vendors/ customers that will enhance our estimation capabilities. We have historically received many of these reports; however, standards related to these reports will assist us with financial reporting timing and accuracy.

Management believes that the changes necessary to correct this weakness were in place and operating effectively as of September 30, 2006 and considers this issue to be fully resolved as of September 30, 2006. We note, however, that the report of our independent registered public accounting firm is not due until our Annual Report on Form 10-K for the year ended December 31, 2006.

•
There were insufficient controls over the Cash and Treasury process including (a) authorization, monitoring and segregation of duties over wire transfers, (b) non-timely revision of signature authority over our bank accounts and (c) monitoring and segregation of duties with respect to access to check stock at our U.K. subsidiary.

Back to Contents

We have evaluated the segregation of duties and have implemented changes that personnel generating wire transfers are independent from the authorization and reconciliation processes. We have implemented additional procedures to provide timely updating of bank signature cards, and updated applicable bank signature cards. Prior to the sale of our U.K. subsidiary on August 4, 2006, we implemented improved check stock access control and monitoring at Rosemont during the second quarter of 2006.

Management believes that changes in internal control necessary to correct this weakness have been implemented, and testing to confirm operating effectiveness was successfully performed as of September 30, 2006. Management considers this issue to be fully resolved as of September 30, 2006. We note, however, that the report of our independent registered public accounting firm is not due until our Annual Report on Form 10-K for the year ended December 31, 2006.

•
There was insufficient control over the authorization of the Employee Stock Purchase Plan purchases and accounting for pro forma stock based compensation expense in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the latter of which resulted in errors to and restatement of the historically reported pro forma stock based compensation expense disclosures. The insufficient coordination of data exchanged between us and certain third party service providers resulted in certain errors in the administration of the stock incentive award programs.

We implemented controls so that quarterly Employee Stock Purchase Plan purchases are reviewed and approved by senior management. We have hired consultants to provide guidance regarding SFAS No. 123(R) implementation as well as improving the level of expertise in the accounting department with the hiring of senior accounting personnel. We have increased communication frequency and manage the relationship more effectively with the Company’s third party stock award administrator to coordinate all stock award activity and to assist with software applications related to stock based expense calculations and related stock based accounting requirements.

Management believes that changes necessary to fully remediate this weakness were in place by September 30, 2006 but testing of these controls has not been completed within this time frame. Testing to confirm operating effectiveness is planned to be completed in the fourth quarter of 2006.

Although the Sarbanes-Oxley Remediation Plan was approved by our Audit Committee, and corrective actions have been implemented, management will not determine that its internal control weaknesses have been corrected until:

•	new internal controls over financial reporting are implemented and operational for a period of time;

•	testing is performed and satisfactory results are obtained to confirm that the new controls are operating effectively; and

•	management and its independent registered public accounting firm conclude that these controls are operating effectively.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the United States District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The district court declined to allow plaintiffs to file another amended complaint, however, plaintiffs have 30 days from the date of the dismissal to appeal the district court’s decision.

On September 26, 2006, the Company filed a lawsuit against Barr Laboratories, Inc. (“Barr”), a wholly-owned subsidiary of Barr Pharmaceuticals, Inc., for infringement of certain of the Company’s patents related to various methods of using Oxandrin (oxandrolone). The action is pending under the caption Savient Pharmaceuticals, Inc. v. Barr Laboratories, Inc. in the U.S. District Court for the District of New Jersey. The suit was brought in response to Barr’s filing of an Abbreviated New Drug Application with the FDA seeking approval to engage in the commercial manufacture, use and sale of specified dosages of oxandrolone tablets prior to expiration of the Company’s patents, all of which are listed in Approved Drug Products with Therapeutic Equivalence Evaluations for Oxandrin. The Company intends to take the actions necessary to defend its patent rights relating to the use of Oxandrin and anticipates a favorable outcome.

ITEM 1A. RISK FACTORS

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the development of our lead drug candidate Puricase1 (PEG-uricase) are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

Back to Contents

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

Risks Relating to Our Strategic Direction

We have repositioned our company to focus on product development, including Puricase (PEG-uricase), our lead product candidate currently in Phase 3 clinical trials. If we are unable to commercialize this product candidate or any other product candidate that we may pursue in the future, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

Savient is a specialty focused biopharmaceutical company concentrating on the development of Puricase (PEG-uricase), our product candidate for the control of hyperuricemia in patients with treatment-failure gout in whom conventional treatment is contraindicated or shown to be ineffective. Puricase (PEG-uricase) commenced Phase 3 trials in the United States in May 2006 and began Phase 3 patient dosing in June 2006; subsequent to this we commenced patient dosing in Canada and Mexico. We expect to concentrate our business development efforts principally on completing a transaction with a partner for the clinical development and commercialization of Puricase (PEG-uricase) outside of the United States. We continue to identify and evaluate late stage compounds and technologies for possible in- licensing/partnering activities in certain specialty areas.

Our ability to commercialize Puricase (PEG-uricase) or any other product candidate that we may develop in the future will depend on several factors, including:

•	successfully completing clinical trials;

•	successfully manufacturing fully comparable clinical and commercial drug supplies;

•	receiving marking approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers, to the extent we do not manufacture the product candidates ourselves;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.

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

Back to Contents

In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase (PEG-uricase) and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase (PEG-uricase). The results from the Phase 2 clinical trial showed that Puricase (PEG-uricase) showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, of the Company’s Phase 3 protocols. In March 2006 the Company received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols. On May 3, 2006, the Company announced that it had received written notification from the FDA that the SPA was approved. The Company has implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. We began Phase 3 patient dosing in June 2006. We have commenced Phase 3 clinical trials in the United States, Canada and Mexico and are actively seeking additional patients for the trials. Our Phase 3 trials may be unsuccessful which would materially harm our business. Even if these trials are successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a Biologics License Agreement, or BLA, can be filed with the FDA for marketing approval or as a condition of approval.

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

•	enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

Our strategic focus includes a licensing initiative to partner our Puricase (PEG-uricase) product outside the United States and to in-license other novel compounds to build our development portfolio. We may not be successful in our licensing efforts and in expanding our portfolio of products in this manner.

As part of our strategic business plan, we intend to seek a development and commercialization partner for Puricase (PEG-uricase) outside the United States and to also concentrate on an active in-licensing program to access and develop novel compounds in later clinical development. To date, we have had limited success in identifying a suitable partner outside the United States and in identifying and in-licensing the appropriate compounds, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing, partnering and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license, partner or acquire products similar to those that we may pursue. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:

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

Risks Related to Our Business

We incurred an operating loss in the first nine months of 2006 and anticipate that we may incur operating losses for the foreseeable future. If we are unable to commercialize Puricase (PEG-uricase) or any other product candidates, we may never achieve operating profitability.

      We incurred an operating loss of $4.0 million in the first nine months of 2006 which was attributable to lower revenue growth that did not outpace our operating expenses. Our financial results have been substantially dependent on Oxandrin® sales. Sales of Oxandrin accounted for 100% of our continuing net product sales in the nine months ended September 30, 2006 and 92% in the nine months ended September 30, 2005. However, although we cannot predict when generic competition for Oxandrin will begin, the FDA may approve one or more generic versions of Oxandrin at any time. If the FDA approves a generic version of Oxandrin, our revenues will decline significantly, and our results of operations will be materially adversely affected.

Our ability to generate operating profits is dependent on the successful commercialization of Puricase (PEG-uricase) and any other product candidates that we may develop, license or acquire. If we are unable to successfully commercialize Puricase (PEG-uricase) or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never achieve operating profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Back to Contents

Generic competition for Oxandrin will have a negative impact on our operating profits if we are unsuccessful in our patent infringement suit.

In September 2006 we filed a lawsuit against Barr Laboratories, Inc. (“Barr”) for infringement of certain of our patents related to various methods of using Oxandrin (oxandralone). The suit was brought in response to Barr’s filing of an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets prior to expiration of the our patents. While we intend to take the actions necessary to defend our patent rights relating to the use of Oxandrin, there is no guarantee that we will be successful, and the introduction of a generic form of Oxandrin on the market will negatively impact our operating profits and may render our existing Oxandrin inventory obsolete.

The full development and commercialization of our development drug product and execution of our strategic business plan will require substantial capital, and we may be unable to obtain such capital. If we are unable to obtain additional financing, our business, results of operations and financial condition may be adversely affected.

The development and commercialization of pharmaceutical products requires substantial funds. In addition, we may require cash to acquire new product candidates and to fully execute on our strategic business plan. In recent periods, we have satisfied our cash requirements primarily through product sales, the divestiture of assets that are not core to our strategic business plan and the monetization of underperforming investments. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

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

A significant portion of our revenues is attributable to sales of Oxandrin. Oxandrin may begin facing generic competition at any time, which would likely cause a significant decrease in Oxandrin sales and render our existing Oxandrin inventory obsolete.

Net sales of Oxandrin were $39.1 million for the first nine months of 2006 and $32.4 million for the first nine months of 2005, representing approximately 100% and 92% of our continuing net product sales, respectively.

Oxandrin was deleted from the Florida Medicaid formulary effective January 1, 2006. This may result in lost sales which could be significant to the Company on a going forward basis. There can be no assurances that this may not happen with other state formularies. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs in all states across the United States.

One company has, and we believe several companies may have, filed Abbreviated New Drug Applications, or ANDAs, with the FDA relating to a generic drug with the same active pharmaceutical ingredient as Oxandrin. Although we cannot predict when generic competition for Oxandrin will begin, and have filed suit against a company we believe is infringing our patent rights, the FDA may approve one or more generic versions of Oxandrin at any time. The introduction of these generic products would likely cause a significant decrease in our Oxandrin revenues, which would adversely affect our results of operations. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.

Our inventories include Oxandrin inventories that we believe would potentially be in excess of expected product demand if the FDA approves a generic form of the product in the near term. The amount of such

Back to Contents

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

In September 2005 we filed a second Citizens’ Petition with the FDA requesting that the Commissioner of Food and Drugs not approve any ANDAs for generic oral products containing oxandrolone prior to the expiration of the Company’s exclusive labeling for geriatric dosing on June 20, 2008. We were granted the three years of market exclusivity on June 20, 2005 under section 505(j) of the Federal Food, Drug and Cosmetic Act for changes to the labeling of Oxandrin for its use in geriatric patients based on clinical data which was derived from a clinical study on elderly patients examining the safety and pharmakinetics of a range of Oxandrin doses and was submitted to the FDA. On the basis of this data, the labeling of Oxandrin was changed to include the specification of a lower starting dose in patients older than 65 years of age. The FDA’s guidance on geriatric labeling also requires that ANDA’s contain the same geriatric labeling as the Reference Listed Drug.

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

Our sales of Oxandrin in the United States are principally to three major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. These changes may not reflect underlying prescriber demand and can be

Back to Contents

influenced by price concessions or announcements of price increases in future periods. Our Oxandrin sales in future periods may be further reduced if wholesalers continue to reduce inventories. This may be more likely if and when a generic version of Oxandrin is introduced.

Ross Pharmaceuticals Limited, or Ross, marketed Oxandrin under a co-promotion agreement with us for the treatment of weight loss by residents of long-term care facilities. We terminated the co-promotion agreement effective as of December 31, 2005. To date, the average prescription written for the elderly in the long-term care market involves a lower dose of Oxandrin than the average prescription written for the HIV market. As a result, the rate of growth in Oxandrin sales may be less than the rate of growth in prescriptions. With our termination of the Ross co-promotion agreement we plan to direct a portion of our sales and marketing efforts to increase sales of Oxandrin. However, if we are unsuccessful in these efforts, our sales of Oxandrin would be negatively affected.

Future returns of Oxandrin or other products could also affect our results of operations.

As of September 30, 2006 and December 31, 2005, our allowance for product returns was $2.3 million and $2.9 million, respectively. Future product returns in excess of our reserves would reduce our revenues and adversely affect our results of operations.

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

Our products must compete with others to gain market acceptance and market share. An important factor will be the timing of market introduction of competitive products. For example, the most recent competitor to enter this market was Par Pharmaceutical Companies, Inc. (“Par”) with the introduction of megace ES in June 2005. Par is primarily displacing generic megace which represents 75% of our market, but also has an impact on Oxandrin. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

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

Additionally, we rely on a single source supplier for the manufacture of our product candidate Puricase (PEG-uricase) and have a single source supplier of an active ingredient contained in such product with which we currently have no long term supply agreement. We have entered into an arrangement with our former global biologics manufacturing business, BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase (PEG-uricase). To date, BTG-Israel has manufactured all of our requirements of clinical supplies of Puricase (PEG-uricase) and the total Phase 3 clinical supply has been successfully manufactured and shipped to the United States. However, the continued ability of BTG-Israel to consistently perform these activities may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. These hostilities have, at times, caused security and economic problems in Israel.

Recent hostilities in Israel, Lebanon and other parts of the Middle East have highlighted our need for Puricase (PEG-uricase) supply alternatives. Given the nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel, we are not likely to have alternate sources of supply prior to 2010.

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

Back to Contents

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

Back to Contents

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

To the extent we elect to test or market products independently, we bear the risk of product liability directly. While we currently have product liability insurance coverage in place, we might not be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders’ equity we may have and could materially harm our financial results. Product liability claims, regardless of their merit, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

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

In August 2005, citing the failure of the plaintiff’s amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the district court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. In October 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Exchange Act by us and our former officers. In December 2005 we filed a

Back to Contents

motion to dismiss the second amended complaint which has now been fully briefed by both the Company and the Plaintiffs and is pending a decision by the Court. On October 26, 2006, the district court granted our motion to dismiss, with prejudice, plaintiff’s second amended complaint. The district court declined to allow plaintiffs to file another amended complaint; however, plaintiffs have 30 days from the date of the dismissal to appeal the district court’s decision.

We do not expect that plaintiffs will appeal the district court’s decision; however, there can be no guarantee of this. In the event the dismissal is appealed we intend to contest the appeal vigorously. Should the appeal prove successful and an adverse decision in this case is ultimately made, we could be adversely affected financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

Risks Related to our Restatement

The restatement of our consolidated financial statements had, and may continue to have, a material adverse impact on us, including increased costs, and the possibility of legal or administrative proceedings.

In 2005, we determined that our consolidated financial statements for the years ended December 31, 2002, 2003, and 2004 and for the quarter ended March 31, 2005 should be restated. We incurred substantial unanticipated costs for accounting and legal fees in 2005 and 2006 in connection with the restatement, and although the restatement is complete, we may incur additional related costs.

The Division of Corporation Finance of the SEC had provided comments to us relating to certain of our accounting practices. We responded to all of these questions in full and in August 2006 we received a letter from the Division of Corporation Finance stating that its review is complete. Any further comment letters from the Division of Corporation Finance would likely divert more of our management’s time and attention and cause us to incur additional costs. Similarly, in the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on this restatement, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

We have identified material weaknesses in our internal controls over financial reporting. Certain material weaknesses have not been fully remediated. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have identified material weaknesses in our internal control over financial reporting relating to insufficient personnel resources, deficiencies in income tax analysis, insufficient communications, insufficient treasury controls, and insufficient controls related to stock based compensation. Certain material weaknesses have not been fully remediated. These material weaknesses and our remediation plans are described further in Item 4 in this Quarterly Report on Form 10-Q. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. While we have implemented a Sarbanes Oxley Remediation Plan, we may experience difficulties or delays in achieving goals under this plan and completing remediation, or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Back to Contents

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

If we infringe or are alleged to infringe intellectual property rights of third parties, our business may be adversely affected.

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

Back to Contents

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

Back to Contents

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

The volatility of our common stock imposes a greater risk of capital losses on our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have also experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of the securities of pharmaceutical and biotechnology companies, securities class action litigation has often been instituted against these companies. Such litigation would result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

•	the amount and timing of product sales;

•	changing demand for our products;

Back to Contents

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

Back to Contents

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended September 30, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2006	—	—	—	—
August 1 – August 31, 2006	—	—	—	—
September 1 – September 30, 2006	10,000,000	$6.80	10,000,000	—

Total	10,000,000	$6.80	10,000,000	—

(1)
August 14, 2006, the Company commenced an offer to purchase up to 10 million shares of its common stock in a modified “Dutch auction” tender offer at a price of not greater than $6.80 nor less than $5.80 per share. The tender offer closed on September 12, 2006. The Company accepted for purchase 10 million shares of its common stock at a price of $6.80 per share. This resulted in a cash outlay of approximately $69.3 million, including professional fees of approximately $1.3 million associated with conducting the tender offer.

ITEM 6. EXHIBITS

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

Brian Hayden Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2006

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Sale Agreement dated as of August 4, 2006, among Savient Pharmaceuticals, Inc. and Savient Pharma Holdings, Inc., on the one hand, and INGLEBY (1705) Limited, on the other hand (1)
3.1	Certificate of Incorporation of the Registrant, as amended.*
10.1	Employment Agreement, dated July 5, 2006, between the Company and Brian J. Hayden
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Statement pursuant to 18 U.S.C. §1350
32.2	Statement pursuant to 18 U.S.C. §1350

*	Originally filed on the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2006, as subsequently amended on August 16, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 11, 2006.