Form 10-K
period 2006-12-31
SAVIENT PHARMACEUTICALS INC
filed 2007-03-16
CIK 722104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-15313
SAVIENT PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3033811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One Tower Center, 14th Floor, East Brunswick, New Jersey	08816
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(732) 418-9300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	Nasdaq Global Market
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Yes ☑     No ☐

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by The Nasdaq Global Market on June 30, 2006) was approximately $321,787,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of March 8, 2007, the number of shares of Common Stock outstanding was 52,949,240.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
OUR EXECUTIVE OFFICERS
ITEM 1A. RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
SAVIENT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
SAVIENT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
SAVIENT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In thousands)
SAVIENT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SAVIENT PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II — Valuation and Qualifying Accounts
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.8: AMENDED AND RESTATED SAVIENT PHARMACEUTICALS, INC. 1998 EMPLOYEE STOCK PURCHASE PLAN
EX-10.18: AMENDMENT TO THE EMPLOYMENT AGREEMENT WITH ZEBULUN D. HOROWITZ, M.D.
EX-10.19: FORM OF SENIOR MANAGEMENT INCENTIVE STOCK OPTION AGREEMENT
EX-10.20: FORM OF SENIOR MANAGEMENT NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.21: FORM OF SENIOR MANAGEMENT RESTRICTED STOCK AGREEMENT
EX-10.22: FORM OF SENIOR MANAGEMENT PERFORMANCE SHARE AGREEMENT
EX-10.23: FORM OF BOARD OF DIRECTORS NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.24: LICENSE AGREEMENT
EX-10.25: SUPPLY AGREEMENT
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF GRANT THORNTON LLP
EX-23.2: CONSENT OF MCGLADREY & PULLEN LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

ITEM 1.	BUSINESS

Overview

We are a specialty biopharmaceutical company engaged in developing and distributing pharmaceutical products that target unmet medical needs in both niche and broader markets.

We currently sell and distribute a branded and distribute a generic version of oxandrolone (“oxandrolone”), which is used to promote weight gain following involuntary weight loss. We sell and distribute the branded version of oxandrolone in the United States under the name Oxandrin®, and we distribute the generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc. (“Watson”). We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin by two generic companies. We plan to continue to market and distribute the Oxandrin brand product directly through wholesalers.

We are currently developing Puricase®, a drug targeting the control of elevated uric acid levels in the blood, or hyperuricemia, in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. Puricase is in Phase 3 clinical development and has received “orphan drug” designation by the Food and Drug Administration (FDA). Orphan drug designation may prevent competitive products that are not shown to be clinically superior to Puricase from receiving FDA approval for the same indication for a period of seven years from the time of FDA authorization for marketing Puricase. Our strategic plan is to advance the development of Puricase and expand our product portfolio by in-licensing late-stage compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.

Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom and some European Union (EU) countries through our former U.K. subsidiary, Rosemont Pharmaceuticals, Ltd (“Rosemont”). In 2004 we commenced a repositioning of our commercial and development operations to focus on the development and commercialization of new pharmaceutical and biopharmaceutical products, such as Puricase. As a result of this repositioning, we sold Rosemont in August 2006, and prior to that, in July 2005 we sold our former global biologics manufacturing business which operated primarily through our former Israeli subsidiary, Bio-Technology General (Israel) Ltd. (BTG-Israel).

Also, in January 2006 we completed the sale to Indevus Pharmaceuticals, Inc. (“Indevus”) of Delatestryl, our former injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid us an initial payment of $5 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale.

We have restructured our commercial operations in 2006 and early 2007 such that we currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities for Puricase. The elimination of our 19 person Oxandrin field sales force in January 2007 was part of this restructuring. The results of our former Rosemont and BTG-Israel subsidiaries are included as part of discontinued operations in our consolidated financial statements.

We were founded in 1980 as Bio-Technology General Corp. and changed our name to Savient Pharmaceuticals, Inc. in June 2003. We conduct our administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from our headquarters in East Brunswick, New Jersey.

Our Products

Oxandrin and oxandrolone

Oxandrin is an oral synthetic derivative of testosterone used to promote weight gain following involuntary weight loss related to disease or medical condition. We sell Oxandrin in both 2.5 mg and 10 mg tablets. We first introduced Oxandrin with the 2.5 mg strength in December 1995 and followed with the 10 mg tablet in October 2002. We introduced the 10 mg strength to reduce the number of tablets required to be taken by patients taking 20 mg a day, which is a common dosage. By the end of 2006, approximately 49% of all Oxandrin prescriptions were being filled with the 10 mg tablet.

Oxandrin is indicated in the United States as adjunctive therapy to promote weight gain after weight loss following extensive surgery, chronic infections, or severe trauma, and in some patients who without definite pathophysiologic reasons fail to gain or to maintain normal weight, to offset the protein catabolism associated with prolonged administration of corticosteroids, and for the relief of bone pain frequently accompanying osteoporosis. Oxandrin has various indications in other countries. With periodic laboratory and clinical monitoring Oxandrin is generally well tolerated by patients. Since our 1995 launch of Oxandrin, a significant portion of Oxandrin sales has been for the treatment of patients suffering from HIV/AIDS-related weight loss.

In September 2006 we filed a lawsuit against Barr Laboratories, Inc. (“Barr”) for infringement of certain patents related to various methods of using Oxandrin. The suit was brought in response to Barr’s filing of an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets prior to expiration of our patents, all of which are listed in Approved Drug Products with Therapeutic Equivalence Evaluations for Oxandrin. Subsequent to this, in February 2007, Barr notified us that they amended their ANDA to carve out of their proposed labeling uses for the generic oxandrolone tablet intending to avoid the particular uses covered by our method of use. As a result, we have agreed to dismiss the action without prejudice at this time.

On December 1, 2006, the FDA denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any ANDAs for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labeling for geriatric dosing of Oxandrin on June 20, 2008.

On December 1, 2006, the FDA also approved the ANDAs previously filed by Sandoz Pharmaceuticals Corp. (“Sandoz”) for 2.5 mg and 10 mg, and Upsher-Smith Laboratories, Inc. (“Upsher”) for 2.5 mg, dosage forms of generic oral products containing oxandrolone. We filed lawsuits against Sandoz and Upsher claiming that their generic oxandrolone products infringe our patents related to various methods of using oxandrolone. See “Item 3, Legal Proceedings” for further discussion.

Our financial results have been heavily dependent on Oxandrin since its product launch in December 1995. Sales of Oxandrin were $47.0 million, $44.4 million, and $53.5 million for the years ended December 31, 2006, 2005, and 2004, respectively which represented 99%, 92%, and 90% of our continuing net product sales for years ended December 31, 2006, 2005, and 2004, respectively. Given the introduction of generic competition to Oxandrin, we anticipate a significant deterioration in both the volume and pricing of combined Oxandrin and oxandrolone sales as compared to sales of Oxandrin prior to the introduction of generic competition. In the first two months of 2007, the Company has experienced a significant reduction in sales of Oxandrin as the effects of generic competition is actually encountered. See “Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations” for further discussion and forward looking disclosures.

We distribute Oxandrin primarily in the United States and sales of Oxandrin outside of the United States have historically been minimal.

Our Drug Development Activities

Puricase

Puricase is a recombinant porcine urate oxidase (uricase) that has been modified by the attachment of polyethylene glycol (PEG) polymer chains. Puricase is currently in clinical development for the control of elevated levels of uric acid in the blood, or hyperuricemia, in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. Gout develops when uric acid accumulates in the tissues and joints as a result of elevation of blood concentration of uric acid persisting for years to decades. Gout is usually associated with bouts of severe joint pain and disability (gout flares) and tissue deposits of urate crystals (gout tophi). Patients with severe gout have an associated increased risk of kidney failure, which may lead to life-threatening complications. Uricase is an enzyme that is not naturally expressed in humans but is present in almost all other mammals. Uricase eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. Whereas uric acid is poorly soluble in blood and tends to precipitate when the blood concentration is too high, allantoin is easily soluble in blood and does not tend to form crystals in the body tissues or in urine. We believe that treatment with uricase will eliminate uric acid in the blood and possibly eliminate tissue deposits of urate crystals by converting the uric acid to easily excreted allantoin.

In 2001 we conducted the first of two Phase 1 clinical trials at the Duke University Medical Center, using subcutaneous delivery of Puricase. The results demonstrated a dose-dependent reduction in uric acid levels but two of 13 individuals participating in the study experienced allergic reactions such as hives or inflammation at the injection site. Therefore, the trial was terminated prematurely and the subcutaneous route was abandoned. We completed a second Phase 1 clinical trial in 2003 in which Puricase was administered intravenously. As expected, an inverse relationship between plasma uric acid and blood level of Puricase enzyme activity was demonstrated. A minimum effective dose and a dose-response plateau were identified in terms of plasma uric acid response from the first few hours after intravenous infusion and lasting to the end of the three-week observation period. In the Phase 2 intravenous trial no clinical allergic responses were observed, no infusion reactions were reported, and no adverse reactions were noted at the site of intravenous infusion.

In 2004 we conducted an open label, randomized, three-month Phase 2 safety and efficacy clinical trial of Puricase to determine an appropriate dose and dose regimen and to support further testing in pivotal registration studies (Phase 3). There were 41 trial participants in this trial. The results of the study confirmed and extended the single dose data obtained in Phase 1, again showing a minimum effective dose and a dose-response plateau, in terms of plasma uric acid normalization. The most important and most common adverse events observed in the Phase 2 trial were associated with infusion reactions. Infusion reactions are adverse events occurring around the time of dose administration and are typical of biological drugs administered by intravenous infusion. Characteristically, infusion reactions can be mitigated or avoided when the volume and duration of infusions are increased. Since the infusion volume and duration was reduced by half between Phase 1 and Phase 2, it is anticipated that, by again increasing the volume and duration of infusion in Phase 3, the number and severity of infusion reactions can be effectively reduced. No other important safety issues have arisen from the Phase 2 data set. In sum, the tolerability, safety, and efficacy profile of Puricase observed in Phase 2 supported full development of the product in Phase 3 clinical trials. In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. Anecdotal photographic evidence of the eradication of gout tophi on the hands of two patients was obtained by one investigator. As spontaneous regression of gout tophi has never been reported, this unexpected efficacy outcome was ascribed to Puricase and became the basis for further formal evaluation in Phase 3. Additionally, it was noted that the frequency of gout flares at the end of the three month Phase 2 study was only about half that anticipated for this severely symptomatic group of patients.

The results from the Phase 2 clinical trial showed that Puricase showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment (SPA) of our Phase 3 protocols. In March 2006 we received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols.

In May 2006, we announced that we had reached an agreement with the FDA through a SPA on the clinical trial protocol for Phase 3 trials, which commenced in the United States in May 2006 and Phase 3 patient dosing began in June 2006. Subsequent to the patient dosing in the United States we commenced patient dosing in Canada and Mexico. These trials consist of two replicate double blinded, placebo controlled studies of six months duration, each involving approximately 100 hyperuricemic patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. The primary efficacy endpoint of the Phase 3 studies will be the proportion of patients who achieve normalization of the plasma uric acid during Month 3 and Month 6. Secondary efficacy endpoints will assess the treatment effect of Puricase on the burden of gout tophi, the frequency of gout flares, the number of tender and swollen joints, and improvement in patient-reported outcomes. All patients who complete the Phase 3 studies will be invited to participate in a follow-on twelve month open label extension protocol. The registration data set is expected to include the six-month placebo-controlled data as well as available safety data from the open label extension trial at the time of dossier preparation, and data from all early clinical development trials. Patient recruitment for Phase 3 clinical trials was completed in March 2007. Subject to successful completion of the Phase 3 trials, we are targeting to file a BLA for Puricase with the FDA in early 2008 and expect an FDA action date by early 2009.

Puricase received “orphan drug” designation by the FDA in 2001. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications to market a competing drug of the same class for the same orphan indication may not be approved in the United States for a period of seven years, except in limited circumstances. However, if a competitive product is shown to be clinically superior to our product, including, for example, any showing that it is safer, more effective or an improvement to patient care, such as improved tolerance or reduced infusion reactions, any orphan drug exclusivity we have obtained would not block the approval of the competitive product.

Manufacturing, Supply and Distribution Arrangements

Oxandrin

Through March 2005, G.D. Searle LLC (Searle), a subsidiary of Pfizer Inc., manufactured and supplied our requirements of oxandrolone, which is the active ingredient in Oxandrin, pursuant to the terms of a manufacturing agreement which expired at that time. Pursuant to the terms of the expired agreement, the final shipment of oxandrolone manufactured by Searle was received by us in the first half of 2006. Additionally, under the terms of the expired agreement, Searle has agreed not to produce oxandrolone for any other entity prior to October 2009. DSM Pharmaceuticals, Inc. manufactures 2.5 mg and 10 mg Oxandrin tablets for us from the oxandrolone bulk supplied by Searle. We also have an alternative supply agreement with Gedeon-Richter Ltd., pursuant to which Gedeon-Richter will supply oxandrolone to us on an exclusive basis if we meet specified annual minimum purchase requirements. We believe that the final shipment received from Searle in the first half of 2006, when combined with our existing inventory of oxandrolone and our new source of supply from Gedeon-Richter, will be in excess of our requirements for the Oxandrin brand tablets and our authorized generic of oxandrolone tablets through at least 2011. As with all our commercial agreements, we continually review our commercial needs against our contractual commitments in order to ascertain whether adjustments to such commitments are required. At the present time, given the recent introduction of generic forms of oxandrolone tablets by competitors, we are engaged in discussions with Gedeon-Richter in order to mutually agree to reductions to our supply agreement to bring it in line with the current view of the market needs for Oxandrin brand and authorized generic tablets. There is no guarantee that we will be able to negotiate a change in this agreement on terms that are acceptable to either party.

Oxandrolone

In June 2006, we entered into a supply and distribution agreement with Watson Pharmaceuticals, Inc. (Watson) granting it exclusive U.S. distribution rights to our authorized generic of oxandrolone tablets, an Oxandrin-brand equivalent product, which will be manufactured and supplied to Watson through us. Performance under this agreement would occur only upon the launch of generic competition to Oxandrin by third parties. In December 2006, we authorized Watson to distribute our authorized generic of oxandrolone tablets. The distribution agreement with Watson has an initial 10 year term and may be terminated, among other customary reasons, by either party with one year’s prior notice.

Puricase

We have entered into an arrangement with our former global biologics manufacturing business, BTG-Israel, to serve as the initial primary active pharmaceutical ingredient (API) manufacturer for our product candidate, Puricase, for the remaining clinical development program and for initial commercial supply of product, as well as to provide the regulatory support required of a contract manufacturer with respect to the Biologics License Application (BLA) filing that will be necessary for the approval of the product. All clinical supplies of Puricase required for the completion of our Phase 3 clinical trials and the open label extension clinical study are manufactured and packaged and are being stored and distributed by a facility located in the United States. We are also in the process of concluding our efforts to identify and contract with a secondary source of supply of Puricase, planning for late 2007 to initiate transfer of technology to such secondary supplier with the cooperation of BTG-Israel and separately concluding a long term supply agreement with the suppliers of key active ingredients for the product. We believe that our current arrangements for the supply of clinical and commercial quantities are adequate to complete our clinical development program and to satisfy our preliminary forecasted commercial requirements for Puricase upon its approval.

We also entered into an exclusive royalty-bearing license agreement with Mountain View Pharmaceuticals, Inc. and Duke University granting us rights to certain patents and pending patent applications directed to PEGylated urate oxidase, as well as methods for making and using such uricases, and to make, use and sell such products. We also have the exclusive license to Puricase, a registered trademark of Mountain View Pharmaceuticals. The license agreement shall remain in effect, on a country-by-country basis, for the longer of: ten years from the date of first sale of Puricase in each country, or the date of expiration of the last-to-expire patent covered by the agreement, in each country. The agreement may be terminated for customary reasons prior to such time and may be terminated at our option with six months prior notice.

Sales and Distribution

During 2006 we manufactured and sold Oxandrin in the United States. Prior to 2004, we engaged one distributor to fulfill orders and invoice drug wholesaler customers on our behalf. In 2004 we replaced that sole distributor with Integrated Commercialization Services, Inc. (ICS). Our sales to three drug wholesaler customers, Cardinal Health, AmerisourceBergen Corp. (the parent of ICS) and McKesson Corp., as a percent of our total gross sales related to continuing operations were 87%, 86% and 86% for the years ended December 31, 2006, 2005 and 2004, respectively. In December 2006 we began selling oxandrolone to Watson for distribution in the United States.

Research and Development

Our research and development expenses related to continuing operations were $21.4 million, $17.0 and $19.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Prior to the sale of our former global biologics manufacturing business in July 2005, we had received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel for the development of Puricase. These grants from the Office of Chief Scientist of the State of Israel are subject to repayment through a royalty on the commercial sales of Puricase when they commence.

Since the sale of our former global biologics manufacturing business in July 2005, we no longer internally conduct discovery scientific research on potential products. Instead, our efforts focus on the clinical development of Puricase for which we have commercialization rights exclusively licensed.

Governmental Regulation

Regulatory Compliance

Regulation by United States and foreign governmental authorities is a significant factor affecting our ability to commercialize our products, the timing of such commercialization, and our ongoing research and development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

Clinical testing, manufacturing and marketing of pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. In the United States, these procedures include pre-clinical studies; the filing of an Investigational New Drug application, or IND; human clinical trials and filing and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a BLA for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, and animal studies to assess the potential safety and efficacy of the product and its formulations, and details concerning the drug manufacturing process and its controls, must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, these must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

Typically, clinical testing involves a three-phase process:

•	Phase 1 clinical trials are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism;

•	Phase 2 clinical trials are conducted in a limited patient population afflicted with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and

•	Phase 3 larger scale, multicenter, well-controlled clinical trials are conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product for approval, as required by the FDA.

The results of the preclinical and clinical testing and chemistry, manufacturing and controls are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in an approvable letter or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications. Any approval required by the FDA might not be obtained on a timely basis, if at all.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing and quality control, some specific non-clinical toxicology studies and some laboratory tests, and clinical studies conform on an ongoing basis with current Good Manufacturing Practices (cGMP), Good Laboratory Practices (GLP), and Good Clinical Practices (cGCP). In complying with cGMP, GLP and cGCP, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing laboratories and clinical trial partners. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA. We also face similar inspections coordinated by the European Medicines Agency, or EMEA, by inspectors from particular European Union, or EU, member states that conduct inspections on behalf of the EU and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing deficiencies could materially adversely affect our business.

Regulatory requirements and approval processes in EU countries are similar in principle to those in the United States and can be at least as costly and uncertain. The EU has established a unified centralized filing and approval system administered by The Committee for Medicinal Products for Human Use (CHMP) and designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

We use and plan to continue to use third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, including new safety risks, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports to the FDA. In addition, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, a drug or biologic may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA also requires substantiation of any claims of superiority of one product over another, including that such claims be proven by adequate and well-controlled head-to-head clinical trials.

We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research and development activities.

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. For example, the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 imposed requirements for the distribution and pricing of prescription drugs which affect the marketing of our products. The subsequent Medicare Part D prescription program that went into effect January 1, 2006 is currently providing prescription coverage to approximately 31 million people with an estimated cost of $579 billion through 2015, creating additional pressures on product pricing.

Patents and Proprietary Rights

Our scientific staff, contract manufacturing partners and consultants continually work to develop proprietary techniques, processes and products. We protect our intellectual property rights in this work by a variety of means, including assignments of inventions from our scientific staff, contract manufacturing partners and consultants, and filing patent and trademark applications in the United States, Europe and other major industrialized countries. We also rely upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Our products are sold under brand-name, logo and certain product design trademarks that we consider in the aggregate to be of material importance.

As of March 8, 2007, we maintained worldwide approximately 98 issued patents either owned or exclusively licensed by us, including 18 patents issued in the United States. Additionally, approximately 102 patent applications owned or exclusively licensed by us are pending in various countries. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. The expiration or loss of patent protection resulting from legal challenge normally results in significant competition from generic products against the originally patented product and can result in significant reduction in sales of that product in a very short time. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection; and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights. Such litigation may consume substantial amounts of our resources.

We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.

In the aggregate, our patent and related rights are of material importance to our business. The following is the intellectual property status for our principal products and product candidates:

Oxandrin and oxandrolone

We have been granted several United States patents directed to the use of oxandrolone in the treatment of wounds, burns, and chronic obstructive pulmonary disease, and in ameliorating muscle weakness and wasting in HIV-positive patients. These patents and patent applications would expire between 2012 and 2022. We also have registered Oxandrin as a trademark in the United States.

Puricase

We have exclusively licensed from Mountain View Pharmaceuticals and Duke University certain patents and pending patent applications directed to PEGylated urate oxidase, as well as methods for making and using such uricases, and have jointly filed a patent application with Duke University directed to administration of PEGylated urate oxidase. These patents and patent applications, if issued, would expire between 2019 and 2026. Mountain View Pharmaceuticals has registered the Puricase trademark, which we have exclusively licensed. We have also filed patent applications directed to urate exidase, the resulting patents of which we would be the sole owner of.

Competition

In general, the pharmaceutical and biotechnology industries are intensely competitive. The technological areas in which we work continue to evolve at a rapid pace. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and we expect it to increase. Many of these competitors are substantially larger than we are and have substantially greater capital resources, research and development capabilities and experience and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.

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

In the United States, Oxandrin competes against several other anabolic agents and appetite stimulants, and other oxandrolone generics in addition to our authorized generic brand equivalent product. Each of these products has different strategies and resources allocated to its promotion as compared to Oxandrin and our authorized generic brand equivalent product.

If and when commercialized, Puricase will be launched in the gout treatment-failure population, an indication for which there is currently no product commercially available. Products used to treat the symptoms of gout, such as gout flares and synovitis, could be used concomitantly in patients also using Puricase, as long as symptoms and signs of the disease persist. Other uric acid lowering therapies, such as probenecid, oxypurinol, and allopurinol, have not been tested for use in combination with Puricase.

Employees

As of March 8, 2007, we had 67 employees. All employees are located in the United States. There are 23 employees engaged in research and development activities including clinical, regulatory, quality assurance and control, and manufacturing or production activities, 34 employees are engaged in general and administrative activities including executive, finance, tax, legal, human resources, internal audit, investor relations, technology, and operations, and 10 employees are engaged in sales and marketing activities including business development, commercial operations, sales operations and marketing. In January 2007, as part of a restructuring of our commercial operations in response to generic competition impacting Oxandrin, we discontinued the 19 person Oxandrin field sales force.

Available Information

We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Savient Pharmaceuticals, Inc. that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Our Internet website is http://www.savientpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We have made these reports available through our website during the period covered by this report at the same time that they become available from the SEC. Our Internet website is not meant to be incorporated by reference into this Annual Report on Form 10-K.

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

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions

Christopher Clement	51	President and Chief Executive Officer
Philip K. Yachmetz	50	Executive Vice President and Chief Business Officer
Paul Hamelin	52	Senior Vice President, Commercial Operations
Brian J. Hayden	55	Senior Vice President, Chief Financial Officer and Treasurer
Zebulun D. Horowitz, M.D.	55	Senior Vice President, Chief Medical Officer
Robert Lamm	52	Senior Vice President, Quality and Regulatory Affairs

Christopher Clement was appointed President and Chief Executive Officer in July 2004 after joining us in May 2002 as President and Chief Operating Officer. From September 2000 until joining us, Mr. Clement served as CEO and Chairman of Epicyte Pharmaceutical, Inc. Prior to joining Epicyte, he held the positions of Executive Vice President and Senior Vice President, Chief Marketing Officer at Ares-Serono Group. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, including Vice President of Marketing, Vice President of Corporate Product Planning, Vice President, General Manager of Global Franchises, and Division President. Mr. Clement also held management positions at Ciba-Geigy Pharmaceuticals and Merck and Co.

Philip K. Yachmetz was appointed Executive Vice President and Chief Business Officer in February 2006 after joining us in May 2004 as Senior Vice President — Corporate Strategy, General Counsel and Secretary. Mr. Yachmetz joined us from Progenics Pharmaceuticals, Inc., where he held the position of Vice President, General Counsel and Secretary from 2000 until 2004. From 1998 to 2000 he served as Senior Vice President, Business Development, General Counsel and Secretary at CytoTherapeutics, Inc. (now StemCells, Inc.). He also founded and served in 1997 to 1998 as Managing Director of Millennium Venture Management, LLC, a business consulting and advisory firm to the pharmaceutical, healthcare, and high technology industry. From 1989 to 1996, he held legal positions of increasing responsibility at Hoffmann-La Roche Inc. Mr. Yachmetz is an attorney admitted to the bar in New Jersey and New York.

Paul Hamelin joined us in May 2006 as Senior Vice President, Commercial Operations. From March 2006 until May 2006, Mr. Hamelin was Managing Director of Rosemont. From 2004 to 2005 Mr. Hamelin served as President and Chief Operating Officer at Algorx Pharmaceuticals. Prior to joining Algorx he held the positions of President and Chief Executive Officer of Elitra Pharmaceuticals, Inc. from 2002 to 2004 and Senior Vice President, Global Commercial Operations at Millennium Pharmaceuticals, Inc. from 2000 to 2002. Mr. Hamelin has also held management marketing, sales and commercial operations positions at Pharmacia/Searle, Abbott Labs and Eli Lilly for over 20 years and is also a Registered Pharmacist.

Brian J. Hayden joined us in July 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining us Mr. Hayden was the Vice President of Finance and Chief Financial Officer of Bone Care International, Inc from 2003 to 2005. Prior to joining Bone Care, Mr. Hayden served as Vice President, Chief Financial Officer and Treasurer of Cell Pathways, Inc. from 1997 to 2003. Mr. Hayden has also held financial management positions at Hoffmann-La Roche, Inc.

Zebulun Horowitz, M.D. joined us in March 2003 as Senior Vice President, Chief Medical Officer. Prior to joining us, Dr. Horowitz was Executive Director of Global Clinical Research and Development of Novartis Pharmaceuticals. Prior to joining Novartis in 1996, he was Principal Scientist and Medical Director, New Drug Development at Procter & Gamble Pharmaceuticals from 1992 to 1996; Associate Professor of Clinical Medicine at University of Cincinnati College of Medicine (Endocrinology) from 1989 to 1996; Section Chief and Consultant in Endocrinology, Diabetes, Metabolism at Veterans Administration Medical Center, Cincinnati, Ohio, from 1989 to 1996; Assistant Professor of Medicine and Assistant Attending Physician, New York

University School of Medicine — Bellevue Hospital Medical Center from 1983 to 1989, and Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City from 1982 to 1984. He received his B.A. from Reed College in 1974, his M.D. in June 1978 from New York University School of Medicine and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).

Robert Lamm, Ph.D. joined us in June 2002 as Vice President, Worldwide Quality Assurance and was appointed Senior Vice President, Quality and Regulatory Affairs in February 2006. Prior to joining Savient, Dr. Lamm was a Consultant at Quantic Consulting, Inc from 2001 until 2002. Prior to that time, Dr. Lamm was employed by Carter-Wallace, Inc. from 1987 to 2001 in positions of increasing responsibility, the last three years as Vice-President of Corporate Quality Standards. From 1984 to 1987, Dr. Lamm worked at Bristol-Myers Squibb Corporation as Quality Section Head. Dr. Lamm received his Masters of Science and Ph.D. degrees from Rutgers University in 1981 and 1984, respectively.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the development of our lead drug candidate Puricase are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

We undertake no obligation to publicly update forward-looking statements. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are important factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Relating to Our Strategic Direction

We have repositioned our company to focus on product development, particularly Puricase. If we are unable to develop and commercialize this product candidate or any other product candidate that we may pursue in the future, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

Much of our near term results will depend on our successfully completing clinical testing of Puricase and, if successful, commercial launch of this product. In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, of our Phase 3 protocols. In March 2006, we received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols. On May 3, 2006, we announced we had received written notification from the FDA that the SPA was approved. We have implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective.

Although we may determine to enter certain markets outside of the United States ourselves, we are concentrating our business development efforts principally on identifying and entering into a transaction with a partner for the clinical development and commercialization of Puricase outside of the United States. Moreover, we continue to identify and evaluate late stage compounds and technologies for possible in-licensing or partnering transactions in certain specialty areas as part of our business strategy.

Our ability to commercialize Puricase or any other product candidate that we may develop in the future will depend on several factors, including:

•	successfully completing clinical trials;

•	successfully partnering to manufacture fully comparable clinical and commercial drug supplies;

•	receiving marking approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors and consumers.

There is no guarantee that we will successfully accomplish any of the above factors, and our inability to do so may result in significant delays, unanticipated costs or the failure of the clinical development and commercialization of Puricase, which would have a material adverse affect on our business. We will face similar drug development risks for any other product candidates that we may develop in the future.

Our ability to engage in in-licensing or partnering transactions in certain specialty areas in the future will depend on several factors, including:

•	identifying products that fit within our product portfolio; and

•	successfully competing for early and late-stage development products.

There is no guarantee that we will successfully accomplish any of the above factors, and our inability to do so may result in our not fully or partially implementing our business strategy, which may have a material adverse affect on our business.

Puricase, and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before it can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and extensive manufacturing quality assessments to obtain regulatory approval.

We must successfully complete clinical trials for Puricase before we can apply for its marketing approval. Completion of our clinical trials does not assure FDA approval.

We began Phase 3 patient dosing in June 2006. The Phase 3 clinical trials are being conducted in the United States, Canada and Mexico. Our Phase 3 trials may be unsuccessful which would materially harm our business. Even if these trials are successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a Biologics License Agreement, or BLA, can be filed with the FDA for marketing approval or as a condition of approval.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize Puricase, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at higher rates than we currently anticipate;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	we may encounter difficulties or delays in obtaining sufficient quantities of product candidate materials or other materials necessary for the conduct of our clinical trials;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

Additionally, we, along with our third-party manufacturers and collaborators, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person (even if inadvertently) may result in delays in FDA review or approval of our products, or the rejection of data developed with the involvement of such person(s).

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether our ongoing clinical trials will be completed on schedule. Similarly, we do not know whether our clinical trials will begin as planned or will need to be restructured, if at all. Significant delays in clinical trials could also allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

We rely on third parties to conduct our clinical trials of Puricase and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidate, Puricase. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for Puricase and may not be able to, or may be delayed in our efforts to, successfully commercialize Puricase.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of Puricase or commercialization of Puricase, producing additional losses and depriving us of potential product revenue.

Our strategic focus includes a licensing initiative to partner our Puricase product candidate outside the United States. We may not be successful in our efforts to partner our Puricase product candidate.

Although we may determine to enter certain markets outside of the United States ourselves, we are seeking a development and commercialization partner for Puricase outside the United States as part of our strategic business plan. To date, we have had limited success in identifying a suitable partner outside the United States, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing and partnering of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license and partner products similar to those that we are pursuing. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

Our strategic focus includes an initiative to in-license or partner other novel compounds to build our development portfolio. We may not be successful in our efforts to expand our portfolio of products in this manner.

As part of our strategic business plan, we are seeking an active in-licensing or partnering program to access and develop novel compounds in later clinical development. To date, we have not found a suitable partner outside the United States, and we may continue to have difficulty in this area for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Numerous companies are also pursuing strategies to license or acquire products similar to those that we are pursuing. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:

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

The full development and commercialization of our development drug products and execution of our strategic business plan will require substantial capital, and we may be unable to obtain such capital. If we are unable to obtain additional financing, our business, results of operations and financial condition may be adversely affected.

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

We may not be able to obtain additional funds or, if such funds are available, such funding may be on unacceptable terms. If we raise additional funds by issuing equity securities, dilution to our then existing stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If adequate funds are not available, we may be required to significantly curtail one or more of our commercialization efforts or development programs or obtain funds through sales of assets or arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

Risks Related to Our Business

We incurred an operating loss from continuing operations for the year ended 2006 and anticipate that we may incur operating losses from continuing operations for the foreseeable future. If we are unable to commercialize Puricase or any other product candidates, we may never achieve operating profitability.

Since 2004, we have incurred substantial operating losses from continuing operations. Our operating loss from continuing operations was $19.6 million for the year ended December 31, 2004, $14.5 million for the year ended December 31, 2005 and $17.0 million for the year ended December 31, 2006. Our operating losses from continuing operations have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial, and even increasing, operating losses from continuing operations for the foreseeable future. Our continuing operations financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 99%, 92%, and 90% of our continuing net product sales in the years ended 2006, 2005, and 2004, respectively. Moreover, we expect that our revenues will decline significantly, and our results of operations will be materially adversely affected as the FDA has approved generic versions of Oxandrin in December 2006 which are currently on the market. In addition, our consolidated net income from 2005 and 2006 and positive cash flow was substantially attributable to the operating results of Rosemont and the gain on disposition of Rosemont which are included in our consolidated financial statements as discontinued operations.

Our ability to generate operating profits is dependent on the completion of development and successful commercialization of Puricase and any other product candidates that we may develop, license, partner or acquire. If we are unable to successfully develop and commercialize Puricase or any other product candidates, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never achieve operating profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

A significant portion of our revenues was attributable to sales of Oxandrin in 2006. The 2006 launch of generic competition to Oxandrin will likely cause a significant decrease in Oxandrin sales in 2007 and future years and may render our existing Oxandrin inventory obsolete. In addition, Oxandrin sales in particular reporting periods may be affected by wholesalers’ buying patterns and product returns. Future returns of Oxandrin, our authorized generic of Oxandrin or other products could also affect our results of operations.

Our sales of Oxandrin in the United States are principally to three major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. In the past, wholesalers have reduced their inventories of Oxandrin and we expect that wholesalers will continue to reduce inventories as a result of generic competition of Oxandrin. Generic competition for Oxandrin began in December 2006 following the denial by the Court of Appeals for the Federal Circuit of our motion for a stay pending appeal from the District Court’s denial of injunctive relief in connection with our lawsuit against Sandoz Pharmaceuticals and Upsher-Smith Laboratories for infringement of our patents related to various methods of using Oxandrin (oxandrolone). Moreover, we may face additional generic competition from Barr Laboratories, Inc. (“Barr”) which filed an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets prior to expiration of our patents. In February 2007, Barr notified us that it amended its ANDA to carve out of its proposed labeling uses for the generic oxandrolone tablet that would infringe our issued use patents. As a result, we have agreed to dismiss the action without prejudice.

The introduction of generic forms of Oxandrin on the market by two competitors, and the possible introduction by a third competitor, will negatively affect our results of operations and may render our existing Oxandrin inventory obsolete. Net sales of Oxandrin were $47.0 million, $44.4 million, and $53.5 million for the years ended 2006, 2005, and 2004, respectively, representing approximately 99%, 92%, and 90% of our continuing net product sales, respectively. We anticipate that Oxandrin will be a less significant product for our future operating results.

In addition to the expected impact of generic competition, some states, including New York, California and Florida, have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin and oxandrolone, under their AIDS Drug Assistance Programs (ADAP) or via their state Medicaid programs. There can be no assurances that other state formularies will delete Oxandrin. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs in all states across the United States.

We have considered the demand deterioration as part of our estimates into our product return; however our demand forecasts are based upon management’s best estimates. As of December 31, 2006 and 2005, our allowance for product returns was $2.5 million and $2.9 million, respectively. Future product returns in excess of our historical reserves could reduce our revenues and adversely affect our results of operations.

If third parties on which we rely for distribution of our generic version of oxandrolone do not perform as contractually required or as we expect, our results of operations may be harmed.

We do not have the ability to independently distribute our generic version of oxandrolone tablets. In response to the generic competition that Oxandrin experienced in December 2006, we immediately launched, through our distribution partner, Watson Pharmaceuticals, a generic version of oxandrolone tables, USP (C-III), an Oxandrin brand equivalent product manufactured and supplied by us. We depend on Watson to distribute this product for us, and we have a supply and distribution agreement with Watson. We do not control many aspects of Watson’s activities. If Watson fails to carry out its obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our generic version of oxandrolone may not compete successfully against other generics of oxandrolone, and our results of operations could be harmed.

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

Rapid technological development may result in our product candidates in development becoming obsolete before we can begin marketing these product candidates or before we are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of those products. For example, since our launch of Oxandrin, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV-related weight loss. These patients’ needs for Oxandrin have decreased as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially and actually began to decline as a result of improved therapies to treat HIV-related weight loss.

If and when commercialized, Puricase will be launched in the gout treatment-failure population, an indication for which there is currently no product commercially available. Products used to treat the symptoms of gout, such as gout flares and synovitis, could be used concomitantly in patients also using Puricase, as long as symptoms and signs of the disease persist. Other uric acid lowering therapies, such as probenecid, oxypurinol, and allopurinol, have not been tested for use in combination with Puricase.

Our products must compete favorably to gain market acceptance and market share. An important factor in determining how well our products compete is the timing of market introduction of competitive products. For example, the most recent competitors to enter the oxandrolone market were Sandoz and Upsher-Smith with their introductions of generic oral products containing oxandrolone. We expect these products, as well as our generic version of oxandrolone, to displace Oxandrin. Additional competition also occurs with the entry of therapeutic options, for example, Par Pharmaceutical Companies, Inc. (“Par”) introduced megace ES in June 2005. Megase ES is primarily displacing generic megace which represents 75% of the involuntary weight loss market, but also has an effect on Oxandrin sales. Accordingly, the relative speed with which we and competing companies can develop other products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

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

Manufacturing our products requires us to meet stringent quality control standards. In addition, we depend on third parties to manufacture our products and plan to rely on third parties to manufacture any future products. If these third party suppliers, and particularly our sole source supplier for Puricase, fail to supply us for any reason, our revenues and product development efforts may be materially adversely affected.

We depend on third parties for the supply of our products. Failure of any third party to meet applicable regulatory requirements may adversely affect our results of operations or result in unforeseen delays or other problems beyond our control.

The manufacture of our products involves a number of technical steps and requires our third party suppliers and manufacturers to meet stringent quality control and quality assurance specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill market demand, or the inability of our third party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.

Other risks involved with engaging third party suppliers include:

•	reliance on the third party for regulatory compliance and quality control assurance;

•	the possible breach of the manufacturing agreement by the third party or the inability of the third party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel; and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

We rely on a single source supplier for the manufacture of our product candidate Puricase and have a single source supplier of a key active ingredient contained in Puricase with which we currently have no long term supply agreement. In addition, we have entered into an arrangement with BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase. The continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. These hostilities have, at times, caused security and economic problems in Israel.

The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel make it unlikely that we will be able to identify sources of supply of Puricase other than BTG-Israel, prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of the product under our agreement and in turn affect our ability to complete the clinical development of Puricase. While we are seeking to identify additional secondary sources of supply of Puricase and concluding a long term supply agreement with the supplier of the key active ingredients for the product, the completion of the process to successfully identify and reach agreement with such additional secondary source and the time to conduct a technology transfer to enable the secondary source to scale up and validate its manufacturing processes for Puricase will be lengthy. If we experience an interruption in the supply of Puricase from BTG-Israel or the active ingredients from other third party suppliers before we have succeeded in concluding long term supply arrangements and entering into and validating a secondary supply arrangement for Puricase it may materially adversely affect our financial results, possibly materially.

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

Failure by our third party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third party suppliers with these regulations and standards.

Changes in manufacturing processes or procedures, including changes in the location where an API or a finished product is manufactured or changes in a third party supplier may require prior FDA or other governmental review or approval or revalidation of the manufacturing process. This is particularly an issue with biologic products, such as our product candidate Puricase. This review or revalidation may be costly and time-consuming.

Because there are a limited number of manufacturers that operate under applicable regulatory requirements, it may be difficult for us to change a third party supplier if we are otherwise required to do so.

We may not be successful in establishing strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

Part of our strategic plan to focus on product development involves entering into strategic alliances for the development and commercialization of products and services when we believe that doing so will maximize product value. For example, we plan to seek development and commercial partners to commercialize Puricase outside the United States.

If we are unsuccessful in reaching an agreement with a suitable collaborator or collaborators for our current or future product candidates, we may fail to meet our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish strategic alliances or other alternative arrangements. The terms of any strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

The risks that we are likely to face in connection with any future strategic alliances include the following:

•	strategic alliance agreements are typically for fixed terms and are subject to termination under various circumstances, including, in many cases without cause;

•	we may rely on collaborators to manufacture the products covered by our alliances;

•	the areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties, may be limited as a result of non-competition provisions of our strategic alliance agreements; and

•	failure to establish steady supply of essential raw materials from vendors.

Our sales depend on payment and reimbursement from third party payors and a reduction in the payment or reimbursement rate could result in decreased use or sales of our products.

Most patients rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The United States Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003 which was expanded by the Medicare Part D prescription plan that went into effect January 1, 2006. As a result, in some cases our prices are negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than if we did not participate in this program. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

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

Third party payors, states, and federally subsidized programs are challenging the prices charged for medical products and services, and many third party payors, states, and federally subsidized programs consistently limit reimbursement for newly approved healthcare products, including Oxandrin. In particular, third party payors may limit the indications for which they will reimburse patients who use any products we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

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

We currently have product liability insurance coverage in place, which is subject to coverage limits and deductibles. We might not be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders’ equity we may have and could materially harm our financial results. Product liability claims, regardless of their merit, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

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

In August 2005, citing the failure of the plaintiff’s amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the district court granted our motion to dismiss the action, without prejudice, and granted plaintiffs leave to file an amended complaint. In October 2005 the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Exchange Act by us and our former officers. In December 2005 we filed a motion to dismiss the second amended complaint which has now been fully briefed by both us and the plaintiffs and is pending a decision by the Court. On October 26, 2006, the district court granted our motion to dismiss, with prejudice, plaintiff’s second amended complaint. The district court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the United States Court of Appeals for the Third Circuit, which is currently pending. We intend to contest the appeal vigorously. However, should the appeal prove successful and an adverse decision in this case is ultimately made, we could be adversely affected financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

Tax requirements and audits could impact our results of operations.

The Company is subject to the tax laws of various jurisdictions. Our results of operations could be materially affected with a change in tax law or in the interpretation of tax law. This also includes the risk of changes in tax rates and the risk of failure to comply with procedures required by the taxing authorities. Failure to manage our tax strategies could lead to an additional tax charge. We are currently under examination by various state taxing authorities for certain tax years. Any material disagreement with taxing authorities could result in cash expenditures and adversely affect our results of operations and financial condition.

Risks Related to Previous Weaknesses in our Internal Controls

We have previously identified material weaknesses in our internal controls over financial reporting. Although these material weaknesses have been fully remediated we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have previously identified material weaknesses in our internal control over financial reporting. These material weaknesses have been fully remediated as described further in Item 9A in this Annual Report on Form 10-K. Additional material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected and could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Risks Relating to Intellectual Property

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We intend to become a party to various license agreements. We expect that our future licenses will impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Generic forms of our product Oxandrin are now being introduced, and as a result, our results of operations have been harmed. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, such as the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, promotion and distribution of pharmaceutical products for human use. All of our products, manufacturing processes and facilities require governmental licensing, registration or approval prior to commercial use, and maintenance of those approvals during commercialization. Our prescription pharmaceutical products cannot be marketed in the United States until they have been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA are substantial. The approval process applicable to products of the type being developed by us usually takes many years from the commencement of human clinical trials and typically requires substantial expenditures. We may encounter significant delays or excessive costs in our or their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target indication. The timing of completion of clinical trials depends on a number of factors, many of which are outside our control. In addition, we may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

Regulation by governmental authorities in the United States and other countries is a significant factor affecting our ability to commercialize our products, the timing of such commercialization, and our ongoing research and development activities. The timing of regulatory approvals, if any, is not within our control. Failure to obtain and maintain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude us from marketing our products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introductions by us. Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.

Failure to comply with applicable regulatory requirements can, among other things, result in significant fines or other sanctions, termination of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions, civil penalties and criminal prosecutions. We or our employees might not be, or might fail to be, in compliance with all potentially applicable federal and state regulations, which could adversely affect our business.

In addition, all pharmaceutical product promotion and advertising activities are subject to stringent regulatory requirements and continuing regulatory review. Violations of these regulations could result in substantial monetary penalties, and civil penalties which can include costly mandatory compliance programs and exclusion from federal healthcare programs.

Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional governmental requirements may be established that could prevent or delay regulatory approval of our products. Moreover, from time to time legislation is drafted and introduced in Congress that could also significantly change the statutory provisions governing the approval, manufacturing and marketing of drug and biologic products. We cannot predict what effect changes in regulations, enforcement positions, statutes or legal interpretations, when and if promulgated, adopted or enacted, may have on our business in the future. Changes could, among other things, require changes to manufacturing methods or facilities, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded scientific substantiation requirements. These changes, or new legislation, could adversely affect our business.

Risks Relating to an Investment in Our Common Stock

Our stock price is volatile, which could adversely affect your investment.

Our stock price is volatile. Since January 1, 2005, our common stock had traded as high as $15.75 per share and as low as $2.25 per share. The market price of our common stock may be influenced by many factors, including:

•	our ability to successfully implement our strategic business plan;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	announcements by us or our competitors of results in pre-clinical testing and clinical trials;

•	regulatory developments;

•	patent or proprietary rights developments;

•	public concern as to the safety or other implications of biotechnology products;

•	changes in our earnings estimates and recommendations by securities analysts;

•	period-to-period fluctuations in our financial results; and

•	general economic, industry and market conditions.

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

Because many of our expenses are fixed, particularly in the short-term, any decrease in revenues will adversely affect our earnings until revenues can be increased or expenses reduced. We also expect that our revenues and earnings will be adversely affected now that generic versions of Oxandrin have been introduced. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline. We believe that period-to-period comparisons of our operating results are not a good indication of our future performance and stockholders should not rely on those comparisons to predict our future operating or share price performance.

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

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent an attempt by a third party to acquire control of us. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third party that owns 15% or more of our common stock. This provision does not apply if:

•	our board of directors approves the transaction before the third party acquires 15% of our stock;

•	the third party acquires at least 85% of our stock at the time its ownership goes past the 15% level; or

•	our board of directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

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

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space. The lease expires in March 2013 and has two five-year renewal options. Effective as of March 1, 2006, we have subleased approximately 12,400 square feet of our corporate headquarters office space for an initial term of 5 years, terminable after 3 years at the option of the subtenant.

We also lease an office in San Diego, California which is utilized for research and development purposes. We lease this office space on an annual basis at a base annual rental expense of $10,200. The lease expires on May 1, 2007 with an option to extend the term available for an additional one year period. The extended term would renew at the current base rent plus a seven percent increase.

ITEM 3.	LEGAL PROCEEDINGS

Patent Related Litigation

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot presently assess the effect, if any, that these patents may have on our operations. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on us or would force us to obtain licenses from others is currently unknown. See “Item 1A. Risk Factors — Risks Relating to Intellectual Property” for further discussion.

On September 26, 2006, the Company filed a lawsuit against Barr Laboratories, Inc. (“Barr”), a wholly-owned subsidiary of Barr Pharmaceuticals, Inc., for infringement of certain of the Company’s patents related to various methods of using Oxandrin. The action is pending under the caption Savient Pharmaceuticals, Inc. v. Barr Laboratories, Inc. in the U.S. District Court for the District of New Jersey. The suit was brought under the Hatch-Waxman Act in response to Barr’s filing of an Abbreviated New Drug Application with the FDA seeking approval to engage in the commercial manufacture, use and sale of specified dosages of oxandrolone tablets prior to expiration of the Company’s patents, all of which are listed in Approved Drug Products with Therapeutic Equivalence Evaluations for Oxandrin. Subsequent to this, in February 2007 Barr notified us that they amended their ANDA to carve out of their proposed labeling uses for the generic oxandrolone tablet intending to avoid the particular uses covered by our method of use. As a result, we have agreed to dismiss the action without prejudice at this time.

On December 1, 2006, the Food and Drug Administration denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications (“ANDAs”) for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labeling for geriatric dosing of Oxandrin on June 20, 2008. Also on December 1, 2006, the FDA approved the ANDAs previously filed by Sandoz for 2.5 mg and 10 mg, and Upsher-Smith for 2.5 mg, dosage forms of generic oral products containing oxandrolone.

Following the FDA’s actions, on December 4, 2006 we filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals Corp. (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher”) claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher from marketing and selling their generic formulations of Oxandrin. On December 12, 2006 the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by us of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006 the Court of Appeals denied our motion for a preliminary injunction. Following this, we launched an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages in December 2006 which is distributed by Watson Pharmaceuticals. The launch of oxandrolone is in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. In the interim we filed a petition for reconsideration with the FDA regarding their rejection of our citizen petitions on the basis that FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. We have not received a decision or other communication regarding this petition for reconsideration to date.

Non-Patent Related Litigation

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the United States District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The district court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the United States Court of Appeals for the Third Circuit, which is currently pending. We intend to contest the appeal vigorously. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq Global Market under the symbol “SVNT”, and prior to June 23, 2003, it was quoted under the symbol “BTGC.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock from January 1, 2005 through December 31, 2006 as reported by The Nasdaq Global Market.

	High	Low

2006
First Quarter	$5.33	$3.77
Second Quarter	6.01	5.02
Third Quarter	6.54	5.10
Fourth Quarter	12.18	6.69

2005
First Quarter	$3.31	$2.40
Second Quarter	4.41	2.61
Third Quarter	4.58	3.41
Fourth Quarter	3.97	3.02

The number of stockholders of record of our common stock on March 8, 2007 was approximately 989.

We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2006 and the Balance Sheet Data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from the Company’s audited Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and ”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002(1)	2003(1)	2004(1)	2005(1)	2006(1)
	(In thousands, except per share data)
Statement of Operations Data:
Product sales, net	$60,226	$68,909	$59,401	$48,043	$47,351
Other revenues	4,399	5,048	2,952	1,452	163

Total revenues	64,625	73,957	62,353	49,495	47,514
Cost of goods sold and expenses	67,280	74,753	81,969	63,975	64,519

Operating loss	(2,655)	(796)	(19,616)	(14,480)	(17,005)
Other income (expense), net and investment income	2,189	105	(734)	14,157	15,566
Income tax expense (benefit)	2,267	(153)	13,063	146	25

Loss from continuing operations	(2,733)	(538)	(33,413)	(469)	(1,464)
Income from discontinued operations	11,412	12,992	5,898	6,437	61,789

Net income (loss)	$8,679	$12,454	$(27,515)	$5,968	$60,325

Loss per common share from continuing operations:
Basic	$(0.05)	$(0.01)	$(0.56)	$(0.01)	$(0.03)

Diluted	$(0.05)	$(0.01)	$(0.56)	$(0.01)	$(0.03)

Earnings per common share from discontinued operations:
Basic	$0.20	$0.22	$0.10	$0.11	$1.06

Diluted	$0.20	$0.22	$0.10	$0.11	$1.06

Earnings (loss) per common share:
Basic	$0.15	$0.21	$(0.46)	$0.10	$1.03

Diluted	$0.15	$0.21	$(0.46)	$0.10	$1.03

Weighted average number of common and common equivalent shares:
Basic	58,480	59,194	60,066	60,837	58,538
Diluted	58,480	59,194	60,066	60,837	58,538

(1)	Selected consolidated financial data includes retrospective reclassifications from continuing operations to discontinued operations as a result of certain divestitures (BTG-Israel in 2005 and Rosemont in 2006) as disclosed in the footnotes to our consolidated financial statements.

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance Sheet Data(2):
Cash, cash equivalents and short-term investments	$16,547	$22,801	$25,282	$75,372	$179,396
Accounts receivable, net	35,764	33,375	25,078	11,716	3,517
Inventories, net	16,271	18,622	17,090	9,419	4,203
Total current assets	76,942	84,180	71,700	105,863	194,858
Goodwill	40,080	40,121	40,121	40,121	—
Other intangibles, net	79,878	75,743	71,688	67,638	—
Total assets	285,520	290,747	257,205	222,691	197,893
Total current liabilities	49,558	48,806	43,664	20,866	20,164
Long-term liabilities	12,222	5,903	—	—	43
Accumulated deficit	(32,426)	(19,972)	(47,487)	(41,519)	(14,316)
Stockholders’ equity	182,502	199,389	174,384	181,394	177,686

(2)	Selected consolidated balance sheet data includes BTG-Israel and Rosemont for year ends prior to their date of divestiture.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty biopharmaceutical company engaged in developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader markets.

We currently sell and distribute branded and distribute a generic version of oxandrolone (“oxandrolone”), which is used to promote weight gain following involuntary weight loss. We sell and distribute the branded version of oxandrolone in the United States under the name Oxandrin®, and we distribute the generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc. (“Watson”). We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin by two generic companies. We plan to continue to market and distribute the Oxandrin brand product directly through wholesalers

We are currently developing Puricase®, a drug targeting the control of elevated levels of uric acid in the blood, or hyperuricemia, in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. Puricase is in Phase 3 clinical development and has received “orphan drug” designation by the Food and Drug Administration to Puricase (FDA). Orphan drug designation may prevent competitive products that are not shown to be clinically superior from receiving FDA approval for the same indication for a period of seven years from time of PDA authorization for marketing. Our strategic plan is to advance the development of Puricase and expand our product portfolio by in-licensing late-stage compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.

Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom and some EU countries through our former United Kingdom subsidiary, Rosemont Pharmaceuticals, Ltd (Rosemont). In 2004 we commenced a repositioning of our commercial and development operations to focus on the development and commercialization of new pharmaceutical and biopharmaceutical products, such as Puricase. As a result of this repositioning, we sold Rosemont in August 2006, and prior to that, in July 2005 we sold our former global biologics manufacturing business, which operated primarily through our former subsidiary, Bio-Technology General (Israel) Ltd. (BTG-Israel).

Also, in January 2006 we completed the sale to Indevus Pharmaceuticals, Inc. (“Indevus”) of Delatestryl, our former injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid us an initial payment of $5 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded in the first quarter of 2006.

We have restructured our commercial operations in 2006 and early 2007 such that we currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of Puricase. As part of this restructuring, we discontinued our 19 person Oxandrin field sales force in January 2007. The results of our former Rosemont and BTG-Israel subsidiaries are included as part of discontinued operations in our consolidated financial statements.

We were founded in 1980 as Bio-Technology General Corp. and changed our name to Savient Pharmaceuticals, Inc. in June 2003. We conduct our administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from our headquarters in East Brunswick, New Jersey.

Specialty Pharmaceuticals

Our financial results have been dependent on sales of Oxandrin since its product launch in December 1995. Sales of Oxandrin accounted for 99% and 92% of our continuing net product sales for years ended December 31, 2006 and 2005, respectively. Generic competition for Oxandrin began in December 2006. Introduction of these generic products will cause a significant decrease in our Oxandrin revenues, which will adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results. We do, however, have sufficient cash on hand that will be sufficient to fund our ongoing operations and Puricase clinical trials for at least the next twenty-four months. Our generic competitors since December 2006 are Sandoz Pharmaceuticals which received FDA approval to market both the 2.5 mg and 10.0 mg dosage forms of oxandrolone and Upsher-Smith Laboratories which received FDA approval to market only the 2.5 mg dosage form of the drug.

In response to the generic competition that Oxandrin experienced in December 2006, we immediately launched, through our distribution partner Watson Pharmaceuticals, an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin brand equivalent product manufactured and supplied by us. We believe we will capture a significant portion of the generic market through this product launch. The authorized generic of oxandrolone tablets will meet all quality control standards of the Oxandrin brand and will contain the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson Pharmaceuticals which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.

In January 2007, as part of a restructuring of our commercial operations in response to generic competition impacting Oxandrin, we discontinued the 19 person Oxandrin field sales force.

In May 2006, we received written notification of approval from the FDA of a Special Protocol Assessment (“SPA”) for Puricase. We have implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with treatment-failure gout in whom conventional therapy is contraindicated or has been ineffective. In June 2006, we began patient dosing in our Phase 3 clinical studies of Puricase. Patient recruitment for the clinical trials was completed in March 2007. Subject to successful completion of our Phase 3 clinical trials, we are targeting to file a Biologic License Application (“BLA”) for Puricase with the FDA in early 2008 and expect an FDA action date by early 2009.

In January 2006, we completed the sale to Indevus Pharmaceuticals, Inc. (“Indevus”) of Delatestryl, our former injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid us an initial payment of $5 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded in the first quarter of 2006. Prior to the sale, product sales of Delatestryl had decreased significantly as a result of the FDA’s allowance of the reintroduction of a generic version of Delatestryl into the market in March 2004.

Impact of Oxandrin Generic Competition

Generic competition for Oxandrin began in December 2006. Introduction of generic products will cause a significant decrease in our Oxandrin revenues, which will adversely affect us financially and could require us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results. In anticipation of this we discontinued our 19 person Oxandrin field sales force in January 2007.

We have evaluated the impact of the generic competition as it relates to current demand for Oxandrin. We have increased valuation reserves related to Oxandrin inventory in the amount of $2.6 million, increased reserves related to product returns in the amount of $0.4 million and have recorded certain accruals related to purchase commitments in the amount of $2.0 million for product that we are committed to produce, but may not be able to sell based upon current demand forecasts. The total adjustment related to the release of Oxandrin generics resulted in a charge to income of approximately $5.0 million in the fourth quarter of 2006. This may increase if our demand forecasts are not accurate.

The introduction of Oxandrin generics will result in lower demand for Oxandrin. As a result we anticipate that sales will trend downward with a significant reduction in near term shipments in order to ensure that product currently at the wholesalers and retailers will have ample expiration dating. We expect demand to continue to deteriorate which will result in a long-term downward sales trend.

Savient’s authorized generic oxandrolone will compete with third party generics. As a generic product, we anticipate to yield lower selling prices than our Oxandrin product and therefore it is not expected to materially offset the anticipated reduction of Oxandrin revenues.

Discontinued Operations

During August 2006, we sold our oral liquid pharmaceuticals business in the United Kingdom to Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”). Under the terms of the sale, Close Brothers paid to us an aggregate purchase price of $176.0 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from us which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of the oral liquid pharmaceuticals business was $77.2 million.

During July 2005, we sold our former global biologics manufacturing business which primarily operated in Israel through BTG-Israel. Financial results related to BTG-Israel are included in discontinued operations for the years ended December 31, 2004 and 2005. The loss on disposition of the BTG-Israel business was $4,000.

Revenue from discontinued operations, operating income from discontinued operations, and income from discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31
	2004	2005	2006
	(In thousands)

Revenues from discontinued operations	$61,542	$51,088	$24,224

Operating income from discontinued operations	$6,600	$9,851	$5,415

Income from discontinued operations	$5,898	$6,437	$61,789

Revenues from discontinued operations decreased by $26.9 million, or 53%, for the year ended 2006, as compared to the year ended 2005. Our discontinued operations during 2005 included revenues from BTG-Israel and Rosemont, whereas our revenues during 2006 only included revenues from Rosemont up until its sale in August 2006. Discontinued operations revenues decreased by $10.5 million, or 17%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease was primarily attributable to BTG-Israel as 2004 included a full year of revenues and 2005 included revenues only through July, when we divested this business.

Operating income from discontinued operations decreased by $4.4 million, or 45% for the year ended December 31, 2006, as compared to the same period in 2005. This decrease was primarily attributable to a partial period of operations during the year ended December 31, 2006, for Rosemont, which was sold in August 2006, as compared to a full year of operations for the same period of 2005. Operating income from discontinued operations increased by $3.3 million, or 49% for the year ended December 31, 2005 as compared to the same period of 2004. The increase was attributable to a reduction in research and development and general and administrative expenses in BTG-Israel.

Income from discontinued operations increased $55.4 million for the year ended December 31, 2006, as compared to the same period of 2005. This increase was primarily attributable to a $56.5 million gain on the sale of Rosemont, net of income taxes. Income tax expense for the year ended December 31, 2006 related to discontinued operations was $21.3 million as compared to income tax expense for the year ended December 31, 2005 of $3.3 million. The 2006 discontinued operations income tax expense primarily related to the gain on sale of Rosemont and the 2005 discontinued operations income tax expense primarily related to operating profit generated by Rosemont and to a lesser extent BTG-Israel. Income from discontinued operations increased by $0.5 or 9% for the year ended December 31, 2005 as compared to the same period of 2004. This increase was primarily attributable to higher operating income at BTG-Israel.

The results of discontinued operations are not included in the discussion entitled “Results of Operations.”

Critical Accounting Policies and Estimates

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies include management estimates that are most critical to our reported financial results:

Product revenue recognition.  Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, we began shipping oxandrolone to our distributor and have accounted for this on a consignment basis until the product is sold into the retail market. We have deferred the recognition of revenue related to these shipments until we confirm that the product has been sold into the retail market and all other revenue recognition criteria has been met. We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

(1) persuasive evidence of an arrangement exists;

(2) delivery has occurred or services have been rendered;

(3) the seller’s price to the buyer is fixed and determinable; and

(4) collectibility is reasonably assured.

SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if:

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

Allowances for returns.  In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)

Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg(1)	3
Delatestryl(2)	5

(1)	In 2006, the Company determined, based on its review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a three-year shelf life and thus the Company modified the product’s label to indicate a 3 year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)	On January 9, 2006, the Company completed its sale of Delatestryl to Indevus Pharmaceuticals, Inc. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates — We track actual returns by product and analyze historical return trends. We use these historical trends as part of our overall process of estimating future returns.

•	The level of product manufactured — The level of product produced has an impact on the valuation of that product. For productions that exceed anticipated future demand, a valuation adjustment will be required. Generally, this valuation adjustment occurs as an offset to gross inventory. Currently, we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel.

•	Level of product in the distribution channel — We review wholesaler inventory and third-party prescription data to ensure that the level of product in the distribution channel is at a reasonable level. Currently, the level of product in the distribution channel appears reasonable for five-year and three-year expiration product. The five-year expiration product currently has higher levels of inventory in the distribution channel as compared to historical trends.

•	Estimated shelf life — Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the distribution channel has excess dating that will allow the product to be sold through the distribution channel without nearing its expiration date. Currently we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third party distributor. In addition, we entered into a distributor service agreement with one of our large wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better distribution channel inventory management, higher levels of distribution channel transparency, and more consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

•	Current and projected demand — We analyze prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product in the distribution channel and to determine future sales trends.

•	Product launches and new product introductions — For future product launches, we will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

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

As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on product returns considering the product currently at wholesalers and retailers, and the current demand forecasts. As a result, we recorded an additional product returns reserve of $0.4 million for the year ended December 31, 2006

The aggregate net return allowance reserves as of December 31, 2006 and 2005 was $2.5 million and $2.9 million, respectively. A tabular rollforward of the activity related to the allowance for returns is as follows:

		Expense Provisions		Actual Deductions
	Balance	Related to	Related to	Related to	Related to		Balance at
	Beginning	Current	Prior	Current Year	Prior	Other	End of
Description	of Period	Year Sales	Period Sales	Sales	Period Sales	Deductions	Period
				(In thousands)

Allowance for sales returns:
2005	$3,259	1,808	—	—	(2,179)	—	$2,888
2006	$2,888	1,309	1,065	—	(2,810)	—	$2,452

Allowances for Medicaid and other government rebates.  Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of December 31, 2006 and December 31, 2005 was $1.3 million and $2.5 million, respectively. A tabular rollforward of the activity related to the allowances for Medicaid and other government rebates is as follows:

		Expense Provisions		Actual Deductions
	Balance	Related to	Related to	Related to	Related to		Balance at
	Beginning	Current	Prior	Current Year	Prior Period	Other	End of
Description	of Period	Year Sales	Period Sales	Sales	Sales	Deductions	Period
				(In thousands)

Allowance for rebates:
2005	$3,360	5,541	(27)	(3,051)	(3,332)	—	$2,491
2006	$2,491	2,516	(171)	(1,263)	(2,320)	—	$1,253

Inventory valuation.  We state inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. As a result, we recorded an additional inventory reserve of $2.6 million for the year ended December 31, 2006.

The aggregate net inventory valuation reserves as of December 31, 2006 and 2005 were $8.3 million and $7.7 million, respectively.

In addition, we have committed to minimum purchase requirements of Oxandrin raw material inventory in the future that, based on current demand forecasts, is not expected to be sold. Although we are currently in negotiations with these suppliers there is no guarantee that we will be able to reduce our obligations. As a result, we accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006.

Share Based Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to, but not amortized, as of December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods which were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date and granted options for employees generally vest ratably over a four year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense, including the option’s expected term and the price volatility of the underlying stock.

The cumulative effect on income from continuing operations and net income for year ended December 31, 2006 related to the adoption of SFAS No. 123(R) is approximately $1.3 million which includes both stock option and employee stock purchase plan expenses. As of December 31, 2006, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During 2006, we issued performance share awards to certain employees which could result in the issuance of up to 430,500 shares of restricted stock if identified performance objectives are achieved at designated target levels. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether or not the performance criteria will be satisfied. This amount is recognized ratably over the performance period. During the year ended December 31, 2006 approximately $0.7 million of deferred performance share compensation cost has been amortized to expense. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. During the year ended December 31, 2006 no restricted stock shares have been vested related to the performance shares award program.

Results of Operations

We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. The sources of revenue under our historical third party arrangements included up-front contract fees, funding for additional research, and reimbursement for producing certain experimental materials, milestone payments and royalties on sales of product. Our funding for additional research conducted by our former BTG-Israel subsidiary includes funding that we historically received from the Office of the Chief Scientist of the State of Israel. Following the sale of our Israeli business operations, the revenue from the historical third party arrangements and future funding from the Office of the Chief Scientist are not available to us.

Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales;

•	changing demand for our products;

•	our inability to provide adequate supply for our products;

•	changes in wholesaler buying patterns;

•	returns of expired product;

•	changes in government or private payor reimbursement policies for our products;

•	increased competition from new or existing products, including generic products;

•	the timing of the introduction of new products;

•	the timing and realization of milestone and other payments from licensees;

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities;

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights; and

•	any charges related to acquisitions.

The following table summarizes net sales of our commercialized products and their percentage of net product sales for the periods indicated:

	Year Ended December 31,
	2004		2005		2006
	(Dollars in thousands)

Oxandrin	$53,520	90.1%	$44,405	92.4%	$46,965	99.2%
Oxandrolone(1)	—	—	—	—	469	1.0
Delatestryl(2)	5,881	9.9	3,638	7.6	(83)	(0.2)

	$59,401	100.0%	$48,043	100.0%	$47,351	100.0%

(1)	On December 29, 2006, we launched our authorized generic of Oxandrin® which is distributed through Watson Pharmaceuticals.

(2)	On January 9, 2006, we completed the sale of Delatestryl to Indevus Pharmaceuticals, Inc.

We believe that our product performance will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

•	maintaining or increasing business with our existing products;

•	expanding into new markets; and

•	commercializing additional products.

Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

Revenues

Total revenues were $47.5 million and $49.5 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $2.0 million, or 4%. This decrease resulted from a decrease in other revenues of $1.3 million or 89% and a decrease in product sales of $0.7 million or 1%.

Product sales were $47.3 million and $48.0 million for years ended December 31, 2006 and 2005, respectively. The decrease in product sales was primarily attributable to lower sales of our former product, Delatestryl which was sold to Indevus Pharmaceuticals in January, 2006, partially offset by an increase in sales of Oxandrin and oxandrolone.

•	Sales of Oxandrin were $47.0 million and $44.4 million for the years ended December 31, 2006 and 2005, respectively, an increase of $2.6 million, or 6%. This increase was primarily attributable to price increases instituted during 2006, stronger sales and marketing programs, and a reduction in the level of Medicaid rebates due in part to the initiation of Medicare Part D program and with Oxandrin being one of numerous products placed upon greater restriction for reimbursement in Florida. Partially offsetting these increases in sales was the impact of lower total prescription volume of 18% for 2006 versus 2005. This compares with an overall decline in the involuntary weight loss market of 1%. With Oxandrin now experiencing generic competition, we expect that sales will decline in future periods. This level of decline will be dependent on factors including the pricing of generic products and the number of generic products in the marketplace.

•	Sales of Delatestryl decreased $3.7 million for the year ended December 31, 2006 versus 2005. On January 9, 2006, we completed the sale of Delatestryl to Indevus Pharmaceuticals, Inc. which terminated our sales of this product. As part of the Delatestryl sale agreement, we receive royalty payments on net sales generated by Indevus.

•	On December 29, 2006, we launched authorized generic product via our distribution partner, Watson Pharmaceuticals. Sales of oxandrolone, authorized generic product, which was launched by Watson in December 2006, were $0.5 million for the year ended December 31, 2006. As Oxandrin is now experiencing generic competition, we expect Oxandrin branded sales to drop and sales of our generic from Watson to increase in future periods.

Other revenues were $0.2 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $1.3 million. This decrease was attributable to lower royalties which resulted from our sale of the exclusive rights to certain intellectual property in December 2005 as part of a litigation settlement.

Cost of goods sold

Cost of goods sold was $8.5 million and $5.3 million for the years ended December 31, 2006 and 2005, respectively, an increase of $3.2 million. Cost of goods sold as a percentage of product sales increased from 11% for the year ended 2005 to 18% for the year ended 2006. This increase was due primarily to $2.6 million of inventory valuation adjustments recorded in the fourth quarter of 2006 relating to Oxandrin raw material and finished goods inventory on hand at December 31, 2006 that is in excess of expected future product demand due to the launch of generics. The excess inventory levels resulted from generic competition to Oxandrin which began in December 2006 and which the Company believes will lower future demand.

Additionally, as a result of generic competition related to Oxandrin, a $2.0 million reserve was recorded in the fourth quarter of 2006 related to future raw material purchase commitments that will not be required based on lower demand forecasts for Oxandrin and oxandrolone. Partially offsetting the higher cost of goods sold variance from the inventory valuation adjustment and reserves recorded in 2006 was a $1.4 million inventory valuation adjustment recorded in 2005 related to the production of oxandrolone, which was not being marketed at that time.

Research and development expenses

Research and development expenses were $21.4 million and $17.0 million for the years ended December 31, 2006 and 2005, respectively, an increase of $4.4 million, or 26%. This increase was primarily attributable to clinical development expenses for Puricase due to the initiation of Phase 3 clinical studies in May 2006 and higher manufacturing process development costs related to Puricase.

Selling and marketing expenses

Selling and marketing expenses were $10.7 million and $14.8 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $4.1 million, or 28%. This decrease was primarily attributable to a planned reduction in the sales force in August 2005 and corresponding marketing expenses as a result of a strategic change to target only high volume prescribers of Oxandrin.

General and administrative expenses

General and administrative expenses were $23.9 million and $21.9 million for the years ended December 31, 2006 and 2005, respectively, an increase of $2.0 million, or 9%. This increase was primarily due to increased legal fees of $1.0 million related to the filing of two lawsuits for infringement of the Company’s patents related to various methods of using Oxandrin and $1.1 million of higher compensation expense related to the impact of expensing stock options as per FAS 123-R.

Commissions and royalties expenses

Commissions and royalties expenses were $5,000 and $5.1 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $5.1 million. This decrease was primarily attributable to the termination of our agreement within Ross Products division of Abbott Laboratories (Ross) on sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former products, Delatestryl and Mircette.

Investment income

Investment income was $7.2 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, an increase of $6.4 million. This increase primarily resulted from significantly higher cash balances on hand in 2006 and higher effective interest rates. Additionally, $0.5 million of investment income was recorded for a realized gain related to the investment in Omrix common stock as this security was sold in November 2006.

Other income (expense), net

Other income (expense) represented income of $8.3 million and $13.4 million for the years ended December 31, 2006 and 2005, respectively, a decrease in income in 2006 of $5.1 million. In 2006, the other income is primarily attributable to the gain on the sale of Delatestryl of approximately $5.9 million, a $1.3 million settlement due from Ross related to commission payment overcharges in 2006, $0.6 million of income from the receipt of Omrix stock from Catalyst Investments, L.P. as part of the February 2005 agreement with Catalyst and $0.5 million of income related to a human growth hormone intellectual property dispute settlement with Novo Nordisk. In 2005, other income primarily reflected $10.6 million of income related to a patent infringement legal settlement on the Company’s former product, Mircette, and the successful settlement of intellectual property litigation with Novo Nordisk for $3.0 million.

Income tax expense

Income tax expense was $25,000 and $146,000 for the years ended December 31, 2006 and 2005, respectively, a decrease of $121,000. This decrease was primarily attributable to an increase in the loss from continuing operations before income taxes for the year ended 2006 as compared to year ended 2005. The Company also incurred a significant income tax expenses for the years ended December 31, 2006 and 2005 related to discontinued operations. See “Discontinued Operations” section above for further discussion.

Results of Operations for the Years Ended December 31, 2005 and December 31, 2004

Revenues

Total revenues were $49.5 million and $62.4 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $12.9 million, or 21%. This decrease resulted primarily from lower product sales of $11.4 million or 19% and a decrease in other revenues of $1.5 million or 51%.

Product sales were $48.0 million and $59.4 million for the years ended December 31, 2005 and 2004, respectively. The decrease in product sales was primarily attributable to lower sales of Oxandrin and our former product, Delatestryl.

•	Sales of Oxandrin were $44.4 million and $53.5 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $9.1 million, or 17%. This decrease was primarily attributable to lower customer and prescription demand. Oxandrin total prescriptions declined 10% in 2005 as compared to 2004. As a comparison, the involuntary weight loss market declined by 1% for the same period.

•	Sales of Delatestryl were $3.6 million and $5.9 million for the years ended 2005 and 2004, respectively, a decrease of $2.3 million, or 38%. The decrease in Delatestryl sales resulted primarily from the reintroduction of a competing generic product into the market in March 2004. We sold Delatestryl to Indevus Pharmaceuticals on January 9, 2006.

Other revenues were $1.5 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $1.5 million. This decrease was attributable to $0.9 million of lower revenues related to funded research and development projects from the Office of the Chief Scientist of the State of Israel and $0.6 million of decreased royalties from our former product, Mircette.

Cost of goods sold

Cost of goods sold was $5.3 million and $11.5 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $6.2 million. Cost of goods sold as a percentage of product sales decreased from 19% for year ended 2004 to 11% for year ended 2005 due primarily to inventory valuation adjustments recorded during 2004 related to Oxandrin and our former product, Delatestryl.

Research and development expenses

Research and development expenses were $17.0 million and $19.2 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $2.2 million, or 12%. This decrease was primarily attributable to a reduction in toxicology studies for Prosaptide, for which development efforts were terminated in December 2005, offset partially by an increase in Puricase Phase 2 clinical development expenses in 2005.

Selling and marketing expenses

Selling and marketing expenses were $14.8 million and $17.0 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $2.2 million, or 13%. This decrease was primarily attributable to lower marketing and consulting fees related to Oxandrin and our former product, Delatestryl.

General and administrative expenses

General and administrative expenses were $21.9 million and $26.4 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $4.5 million, or 17%. This decrease was primarily attributable to a $3.0 reduction in legal reserves for patent litigation, $1.2 million for a reduction in work force restructuring expenses, a $1.0 million decrease in sales tax audit expenses and a decrease in legal expenses of $1.8 million, offset partially by a $2.0 million increase in salary and benefit costs.

Retirement expense

Retirement expense of $2.1 million for the year ended December 31, 2004 related to a retirement payment and other related benefits in connection with the retirement agreement of our former Chairman and Chief Executive Officer. In June 2004, this former executive elected to receive the retirement payment in one lump sum.

Commissions and royalties expenses

Commissions and royalties expenses were $5.1 million and $5.8 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $0.7 million. This decrease was primarily attributable to reduced commissions paid to the Ross on sales of Oxandrin for the long-term care market and a decrease in royalties that we were previously required to pay for our former products, Delatestryl and Mircette, due to a decrease in sales of these products.

Investment income (loss)

Investment income was $0.8 million for the year ended December 31, 2005 and investment loss was $0.6 million for the year ended December 31, 2004. The $1.4 million absolute increase primarily resulted from significantly higher cash balances on hand in 2005 and higher effective interest rates and the impact of specific investment write-downs in 2004.

Other income (expense), net

Other income (expense) represented income of $13.4 million and expense of $0.1 million for the years ended December 31, 2005 and 2004, respectively, an increase in income in 2005 of $13.5 million. In 2005, other income primarily reflected $10.6 million of income related to a patent infringement legal settlement on the Company’s former Mircette product coupled with the successful settlement of intellectual property litigation with Novo Nordisk for $3.0 million. In 2004, the Company had minimal other income activity.

Income tax expense

Income tax expense was $0.1 million and $13.1 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $13.0 million. The decrease in provision for income taxes was primarily attributable to the recording of a valuation allowance as of December 31, 2004 to reflect the uncertainty of our being able to use the benefits of our deferred tax assets in the future.

Liquidity and Capital Resources

Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, asset purchases and/or divestitures and milestone payment obligations and financings, if any. At December 31, 2006, we had $179.4 million in cash, cash equivalents and short-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

2006 Cash Flows

At December 31, 2006, the Company’s cash and cash equivalents increased by $102.1 million to $177.3 million. This was primarily due to the sale of Rosemont in August 2006 for $176 million. Net proceeds from the transaction after selling costs and taxes were $151.6 million.

In January 2006, the Company sold its Delatestryl product to Indevus Pharmaceuticals, Inc. for net proceeds of $5.5 million. Additionally during 2006, the Company received $6.7 million from the collection of a note receivable issued in connection with the sale of the BTG-Israel.

Net income from operations for the year ended December 31, 2006 was $60.3 million which provided a use in cash from operating activities of $18.7 million after reflecting non-cash items and changes in working capital.

In September 2006 we repurchased and retired 10 million shares of our common stock at a price of $6.80 per share through a modified “Dutch auction” tender offer. This resulted in a use of cash of $69.3 million, including professional fees of $1.3 million.

Capital expenditures for the year ended December 31, 2006 were $2.7 million which primarily related to manufacturing equipment acquisitions at Rosemont.

2005 Cash Flows

At December 31, 2005, the Company’s cash and cash equivalents increased by $52.7 million to $75.2 million. This was primarily due to the sale of BTG-Israel in July 2005 for $51.8 million.

Net income from operations for the year ended December 31, 2005 was $6.0 million which provided cash from operating activities of $8.3 million after reflecting non-cash items and changes in working capital.

For the year ended December 31, 2005, the Company repaid long-term debt in the amount of $5.9 million related to BTG-Israel.

Capital expenditures for the year ended December 31, 2005 were $2.2 million which primarily related to manufacturing equipment acquisitions at Rosemont.

Other Liquidity and Capital Resources

We expect that the Company will incur substantial operating losses sufficient in 2007 (due primarily to research and development spending on Puricase) to allow it to file for a refund of a significant portion of the federal income taxes paid in 2006 of approximately $20 million. The taxes paid in 2006 primarily related to the gain on sale of Rosemont and was recorded as income tax expense within discontinued operations during 2006.

We believe that our cash sources as of December 31, 2006, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next twenty-four months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	the level of sales deterioration as a result of Oxandrin generic competition;

•	continued progress in our research and development programs, particularly with respect to Puricase;

•	the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Puricase, and any other product candidates that we may seek to develop in the future;

•	the quality and timeliness of the performance of our third party suppliers and distributors;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•	the outcome of pending legal actions and the litigation costs with respect to such actions;

•	our ability to establish and maintain collaborative arrangements; and

•	our ability to in-license other products or technology which will require marketing or clinical development resources.

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

Below is a table that presents our contractual obligations and commitments as of December 31, 2006:

Payments Due by Period

		Less Than			After
Contractual Obligations	Total	One Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Capital lease obligations	$78	$14	$28	$28	$8
Operating lease obligations(1)	11,759	1,939	3,729	3,757	2,334
Purchase commitment obligations	3,090	985	2,105	—	—

Total	$14,927	$2,938	$5,862	$3,785	$2,342

(1)	Includes rent commitments on a gross basis that are partially offset by proceeds recovered under a sublease arrangement in the Company’s consolidated financial statements.

Rent expense related to continuing operations was approximately $1,701,000, $1,927,000, and $2,172,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 rent expense is presented net of a sublease arrangement.

  Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In December 2004 the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (SFAS No. 123(R). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) requires public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005 the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123(R) in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123(R) requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123(R) also allows companies to adopt SFAS No. 123(R) by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) in the first quarter of fiscal 2006 utilizing the transition guidance set forth in SAB 107, particularly with respect to option valuation model variable inputs. In addition, SFAS No. 123(R) requires estimates of grants forfeitures, while SFAS No. 123 allowed forfeitures to be considered as they occurred. The adoption of SFAS No. 123(R) has had a material impact on the Company’s financial statements in fiscal 2006 (see Note 10 of our consolidated financial statements within “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, with any cumulative effect of the adoption recorded as an adjustment to beginning retained earnings. We are currently finalizing our evaluation of the impact of the adoption and believe that FIN 48 could have a negative effect on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate any disclosure requirements included in other accounting standards. We have not yet determined if we will elect to apply the options presented in SFAS No. 159, the earliest effective date that we can make such an election is January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We have determined that SAB No. 108 does not have a material impact on our financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	48-51
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2006	52
Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006	53
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006	54
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006	55
Notes to Consolidated Financial Statements	56
Schedule II — Valuations and Qualifying Accounts	86

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc.
East Brunswick, NJ

We have audited the consolidated balance sheet of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule of Savient Pharmaceuticals, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Savient Pharmaceuticals Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Savient Pharmaceutical Inc. and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Savient Pharmaceuticals Inc. and subsidiaries’ internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

New York, NY
March 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc. and subsidiaries
East Brunswick, NJ

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Savient Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Savient Pharmaceuticals Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Savient Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also in our opinion, Savient Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Savient Pharmaceuticals, Inc. and subsidiaries and our report dated March 16, 2007 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

New York, NY
March 16, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Savient Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 — Discontinued Operations, the consolidated financial statements as of December 31, 2005 and for the two years then ended have been recast to reflect discontinued operations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  Grant Thornton LLP

New York, New York
March 27, 2006
(except with respect to
the matters described in
the fourth paragraph above,
as to which the date is
March 16, 2007)

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$75,181	$177,293
Short-term investments	191	2,103
Accounts receivable, net	11,716	3,517
Notes receivable	6,635	644
Inventories, net	9,419	4,203
Prepaid expenses and other current assets	2,721	7,098

Total current assets	105,863	194,858

Property and equipment, net	6,144	1,139
Goodwill	40,121	—
Other intangibles, net	67,638	—
Other assets	2,925	1,896

Total assets	$222,691	$197,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,745	$4,552
Deferred revenues	—	416
Other current liabilities	15,121	15,196

Total current liabilities	20,866	20,164
Other liabilities	—	43
Deferred income taxes	20,431	—
Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value 150,000,000 shares authorized; issued and outstanding 61,523,000 in 2005; 52,309,000 in 2006	615	523
Additional paid in capital	221,622	189,496
Deferred compensation	(686)	—
Accumulated deficit	(41,519)	(14,316)
Accumulated other comprehensive income	1,362	1,983

Total stockholders’ equity	181,394	177,686

Total liabilities and stockholders’ equity	$222,691	$197,893

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006

Revenues:
Product sales, net	$59,401	$48,043	$47,351
Other revenues	2,952	1,452	163

	62,353	49,495	47,514

Cost and expenses:
Cost of goods sold	11,492	5,252	8,506
Research and development	19,249	16,980	21,412
Selling and marketing	16,957	14,774	10,683
General and administrative	26,416	21,875	23,913
Retirement expense	2,085	—	—
Commissions and royalties	5,770	5,094	5

	81,969	63,975	64,519

Operating loss from continuing operations	(19,616)	(14,480)	(17,005)
Investment income (loss), net	(624)	776	7,233
Other income (expense), net	(110)	13,381	8,333

Loss from continuing operations before income taxes	(20,350)	(323)	(1,439)
Income tax expense	13,063	146	25

Loss from continuing operations	(33,413)	(469)	(1,464)
Income from discontinued operations, net of income taxes (includes gain (loss) on sale of discontinued operations) (Note 6)	5,898	6,437	61,789

Net income (loss)	$(27,515)	$5,968	$60,325

Loss per common share from continuing operations:
Basic	$(0.56)	$(0.01)	$(0.03)

Diluted	$(0.56)	$(0.01)	$(0.03)

Earnings per common share from discontinued operations:
Basic	$0.10	$0.11	$1.06

Diluted	$0.10	$0.11	$1.06

Earnings (loss) per common share:
Basic	$(0.46)	$0.10	$1.03

Diluted	$(0.46)	$0.10	$1.03

Weighted average number of common and common equivalent shares:
Basic	60,066	60,837	58,538
Diluted	60,066	60,837	58,538

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock					Accumulated
			Additional			Other	Total
		Par	Paid in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	Income	Equity

Balance, December 31, 2003	59,618	$595	$216,706	$—	$(19,972)	$2,060	$199,389

Comprehensive loss:
Net loss	—	—	—	—	(27,515)	—	(27,515)
Unrealized loss on marketable securities, net	—	—	—	—	—	(413)	(413)
Currency translation adjustment	—	—	—	—	—	919	919

Total comprehensive loss							(27,009)

Issuance of common stock	775	10	1,521	—	—	—	1,531
Tax benefit of stock options			278	—	—	—	278
Exercise of stock options	64	1	194	—	—	—	195

Balance, December 31, 2004	60,457	606	218,699	—	(47,487)	2,566	174,384

Comprehensive income:
Net income	—	—	—	—	5,968	—	5,968
Unrealized gain on marketable securities, net	—	—	—	—	—	20	20
Currency translation adjustment	—	—	—	—	—	(1,224)	(1,224)

Total comprehensive income							4,764

Restricted stock grants	477	4	1,282	(1,286)	—	—	—
Amortization of deferred compensation	—	—	—	282	—	—	282
Forfeiture of restricted stock grants	(119)	(1)	(317)	318	—	—	—
Non-cash compensation — stock options granted to non-employees	—	—	30	—	—	—	30
Issuance of common stock	471	4	1,235	—	—	—	1,239
Tax benefit of stock options	—	—	32	—	—	—	32
Exercise of stock options	237	2	661	—	—	—	663

Balance, December 31, 2005	61,523	615	221,622	(686)	(41,519)	1,362	181,394

Comprehensive income:
Net income	—	—	—	—	60,325	—	60,325
Unrealized gain on marketable securities, net	—	—	—	—	—	2,032	2,032
Currency translation adjustment	—	—	—	—	—	(1,411)	(1,411)

Total comprehensive income							60,946

Transition effect of adoption of SFAS No. 123(R)	—	—	(686)	686	—	—	—
Restricted stock grants	312	3	(3)	—	—	—	—
Amortization of deferred compensation	—	—	1,118	—	—	—	1,118
Forfeiture of restricted stock grants	(83)	(1)	1	—	—	—	—
Issuance of common stock	174	2	546	—	—	—	548
Repurchase and retirement of common stock	(10,000)	(100)	(36,095)	—	(33,122)	—	(69,317)
ESPP compensation expense	—	—	192	—	—	—	192
Stock option compensation expense	—	—	1,151	—	—	—	1,151
Tax benefit of share-based compensation	—	—	296	—	—	—	296
Exercise of stock options	383	4	1,354	—	—	—	1,358

Balance, December 31, 2006	52,309	$523	$189,496	$—	$(14,316)	$1,983	$177,686

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2005	2006

Cash flows from operating activities:
Net income (loss)	$(27,515)	$5,968	$60,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,696	3,310	1,433
Amortization of intangible assets	4,050	4,050	2,417
Deferred income taxes	17,500	(1,218)	(755)
Gain related to receipt of Omrix shares	—	—	(575)
Gain on sale of oral liquid pharmaceutical business	—	—	(77,174)
Loss on sale of global biologics manufacturing business	—	4	—
Gain on sale of Delatestryl	—	—	(5,884)
Unrealized gain on trading securities	(539)	—	—
(Gain) loss on sales of trading securities	(19)	289	(520)
(Gain) loss on sales of fixed assets	504	525	—
Proceeds from sales of trading securities	—	2,375	1,129
Common stock issued as payment for services	106	173	135
Amortization of deferred compensation related to restricted stock (including performance shares)	—	282	1,118
Provision for certain litigation settlements	3,000	—	—
Stock option and ESPP compensation	—	—	1,343
Write down of investment	1,375	—	—
Provision for severance pay	773	—	—
Changes in:
Accounts receivables, net	8,297	7,768	2,343
Inventories, net	1,532	1,489	1,004
Prepaid expenses and other current assets	(790)	(4,096)	(7,577)
Accounts payable	(7,462)	(2,688)	(145)
Income taxes payable	—	—	552
Other current liabilities	882	(9,365)	(268)
Deferred revenues	2,608	(616)	2,373

Net cash provided by (used in) operating activities	10,998	8,250	(18,726)

Cash flows from investing activities:
Proceeds from the sale of oral liquid pharmaceutical business	—	—	176,000
Proceeds from sale of investment in Omrix	—	1,625	—
Proceeds from sale of global biologics manufacturing business	—	51,844	—
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	—	—	6,700
Proceeds from sale of Delatestryl	—	—	5,531
Proceeds from sales of short-term investments	3,729	—	—
Capital expenditures	(3,583)	(2,178)	(2,679)
Severance pay funded	(285)	(3,679)	—
Changes in short-term investments	(1,046)	—	81
Changes in other long-term assets	(104)	1,697	1,688

Net cash provided by (used in) investing activities	(1,289)	49,309	187,321

Cash flows from financing activities:
Repurchase and retirement of common stock	—	—	(69,317)
Repayment of long-term debt	(7,020)	(5,903)	—
Proceeds from issuance of common stock	1,620	1,792	1,771
Additional paid in capital excess tax benefit	—	—	296

Net cash used in financing activities	(5,400)	(4,111)	(67,250)
Effect of exchange rate changes	919	(714)	767

Net increase in cash and cash equivalents	5,228	52,734	102,112
Cash and cash equivalents at beginning of period	17,219	22,447	75,181

Cash and cash equivalents at end of period	$22,447	$75,181	$177,293

Supplementary Information
Other information:
Income tax paid	$3,991	$4,352	$23,847
Interest paid	$302	$70	$2

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc. (“Savient”), and its wholly-owned subsidiaries (the “Company”), are engaged in developing and distributing pharmaceutical products that target unmet medical needs in both niche and broader markets. The Company currently distributes Oxandrin in the United States which is used to promote weight gain following involuntary weight loss. In December 2006, the Company launched an authorized generic of oxandrolone tablets (“oxandrolone”), (USP) C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages which is distributed by Watson Pharmaceuticals, Inc. (“Watson Pharmaceuticals”). The launch of oxandrolone was in response to generic competition to Oxandrin from third parties. The Company will also continue to market and distribute the Oxandrin brand product.

The Company is currently developing Puricase®, a drug targeting the control of elevated uric acid levels in the blood, or hyperuricemia, in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. Puricase is in Phase 3 clinical development and has received “orphan drug” designation by the Food and Drug Administration (FDA). Orphan drug designation may prevent competitive products that are not shown to be clinically superior to Puricase from receiving FDA approval for the same indication for a period of seven years from the time of PDA authorization for marketing. The Company’s strategic plan is to advance the development of Puricase and expand its product portfolio by in-licensing late-stage compounds and exploring co-promotion and co-development opportunities that fit its expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.

Savient and its former global biologics manufacturing business, Bio-Technology General (Israel) Ltd. (“BTG-Israel” or “global biologics manufacturing business”), was formed in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On March 19, 2001, Savient acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Myelos is a wholly-owned subsidiary of Savient. On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, acquired Rosemont Pharmaceuticals Limited (“Rosemont” or “oral liquid pharmaceutical business”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form. On June 6, 2006, Savient contributed 100% of the stock in Acacia Biopharma Limited into Savient Pharma Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Savient. Additionally, Myelos contributed certain other intellectual property assets into Holdings. On July 18, 2005, the Company sold BTG-Israel to Ferring B.V. and Ferring International Centre S.A. and on August 4, 2006, the Company sold Rosemont to Ingleby (1705) Limited (Close Brothers Private Equity) (see Note 6).

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of Puricase. The results of the Company’s former Rosemont and BTG-Israel subsidiaries are included as part of discontinued operations in the Company’s consolidated financial statements.

The Company was founded in 1980 as Bio-Technology General Corp. and changed its name to Savient Pharmaceuticals, Inc. in June 2003. Savient conducts its administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from its headquarters in East Brunswick, New Jersey.

Basis of consolidation

The consolidated financial statements include the accounts of Savient, Myelos and Holdings. In addition, discontinued operations include the Company’s former subsidiaries, Rosemont and BTG-Israel. All material intercompany transactions and balances have been eliminated.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain prior period amounts have been reclassified to conform to current year presentations. This includes reclassifications for discontinued operations (see Note 6 for discontinued operations disclosure, Note 16 for reportable segment reclassifications, and Note 17 for quarterly data reclassifications) and for restructuring charges (see Note 18).

Translation of foreign currency

The functional currency of the Company’s former subsidiary, BTG-Israel which was divested during 2005, is the US dollar. Accordingly, its transactions and balances are remeasured in dollars, and translation gains and losses (which were immaterial for all periods presented) are included in the statements of operations. The functional currency of the Company’s former subsidiary, Rosemont which was divested during 2006, is the British pound sterling and its translation gains and losses are included in accumulated other comprehensive income.

Cash and cash equivalents

At December 31, 2006 and 2005, cash and cash equivalents included cash of $290,000 and $7,939,000, respectively, and cash equivalent money market funds, commercial paper, overnight sweeps, and other liquid short-term debt instruments (with maturities at date of purchase of ninety days or less) of $177,003,000 and $67,242,000, respectively. All 2006 cash and cash equivalents are in U.S. dollar accounts. Cash and cash equivalents at December 31, 2005 include $7,153,000 denominated in currencies other than the US dollar. A majority of the Company’s cash balance at December 31, 2006 is concentrated in one financial institution.

Short-term investments

The Company classifies investments as “available-for-sale securities” or “trading securities” pursuant to Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which provides that investments that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings. Investments not classified as trading securities are considered to be available-for-sale securities and marked to fair value through other comprehensive income unless an other than temporary decline in fair value is determined which would be marked to fair value through earnings.

At December 31, 2006 and 2005, the cost basis of the securities available for sale was $120,000 and $286,000, respectively. The Company did not have any trading securities on its balance sheets as of December 31, 2006 and 2005, respectively. See Note 2.

Accounts receivable, net

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. During 2006 and 2005, the Company primarily sold to wholesalers of which three large wholesalers accounted for approximately 87% of total gross sales in 2006 and 86% in 2005. In general, we have experienced minimal collection issues with these large customers. During 2006, 2005 and 2004, the Company recorded an allowance for doubtful accounts provision from continuing operations of approximately $468,000, $740,000 and $0, respectively, primarily related to certain balances that are currently being pursued for collection. These balances generally represent the aggregation of

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

miscellaneous disputes and thus it was determined that complete collection cannot be assured. At December 31, 2006 and 2005 the balance of the Company’s allowance for doubtful accounts was $1,036,000 and $1,062,000, respectively.

Inventories, net

At December 31, 2006 and 2005, inventories at cost, net of reserves, were as follows:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$3,960	$4,501
Work-in-process	141	186
Finished goods	13,058	7,821
Inventory reserves	(7,740)	(8,305)

Total	$9,419	$4,203

An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.

As a result of Oxandrin generic competition that began in December 2006, the Company analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. As a result, the Company recorded an additional inventory reserve of $2.6 million for the year ended December 31, 2006.

The aggregate inventory valuation reserves as of December 31, 2006 and 2005 were $8,305,000 and $7,740,000, respectively.

In addition, the Company has future commitments to minimum purchase requirements of Oxandrin raw material inventory which, based on current demand forecasts, is not expected to be sold. Although the Company is currently in negotiations with these suppliers, there is no guarantee that it will be able to reduce these obligations. As a result, the Company accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006.

Property and equipment, net of accumulated depreciation and amortization

Property and equipment are stated at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Construction-in-progress is not depreciated until the assets are placed in service.

Intangible assets

At December 31, 2005, intangible assets consist mainly of developed products, trademarks and several patents related to our former subsidiary, Rosemont, and were amortized, using the straight-line method, over the estimated useful life of approximately 20 years. The estimation of the useful life of the intangible assets was determined by the Company based on an independent appraisal and available information. These intangible assets were eliminated as part of the August 4, 2006 divestiture of Rosemont.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that no such event or change has occurred.

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, the Company began shipping oxandrolone to our distributor and have accounted for this on a consignment basis until product is sold into the retail market. The Company has deferred the recognition of revenue related to these shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

(1) persuasive evidence of an arrangement exists,

(2) delivery has occurred or services have been rendered,

(3) the seller’s price to the buyer is fixed and determinable, and

(4) collectibility is reasonably assured.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if;

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

Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) the newness of a product,

(6) the introduction of competitors’ products with superior technology or greater expected market acceptance, and

(7) other factors that affect market demand and changing trends in that demand for the registrant’s products.

As a result of Oxandrin generic competition that began in December 2006, The Company analyzed the impact on product returns considering the product currently at wholesalers and retailers, and the current demand forecasts. As a result, the Company recorded an additional product returns reserve of $0.4 million for the year ended December 31, 2006.

The allowance for product returns at December 31, 2006 and 2005 was $2.5 million and $2.9 million, respectively. This allowance is included in other current liabilities on the Company’s balance sheet.

Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit us to providing those entities with our most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates as of December 31, 2006 and December 31, 2005 was $1.3 million and $2.5 million, respectively. This allowance is included in other current liabilities on the Company’s balance sheet.

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

Other revenues

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

Discontinued operations included contract fee revenue which consisted of a license for marketing and distribution rights and research and development projects. In accordance with SAB 104 contract fee revenues were recognized over the estimated term of the related agreements which ranged from 5 to 16 years. Discontinued operations also included royalties from third parties that were recognized as earned upon receipt of confirmation of payment from contracting parties.

Share-based compensation

At December 31, 2006, the Company has share-based compensation plans, which are described more fully in Notes 10 and 11. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123,

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation. No share-based employee compensation cost was recognized in the Statement of Operations for any periods ending prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes costs for options granted prior to, but not amortized as of, December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods.

Research and development

All research and development costs are expensed as incurred.

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

Our former subsidiaries BTG-Israel and Rosemont file separate income tax returns and provide for taxes under local laws. Income taxes related to these former subsidiaries are included in discontinued operations.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains (losses) on available for sale marketable securities and currency translation adjustments from the translation of financial statements related to our former subsidiary, Rosemont, from British pound sterling to US dollars.

Earnings per common share

Net earnings per common share amounts (“basic EPS”) are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution from the exercise of stock options. Net earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for continuing operations is as follows:

	Year Ended December 31, 2004			Year Ended December 31, 2005			Year Ended December 31, 2006
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
	(In thousands, except per share data)

Loss from continuing operations	$(33,413)			$(469)			$(1,464)
Basic EPS
Loss from continuing operations attributable to common stock	(33,413)	60,066	$(0.56)	(469)	60,837	$(0.01)	(1,464)	58,538	$(0.03)
Effect of Dilutive Securities
Common stock equivalents		—			—			—

Diluted EPS
Loss from continuing operations attributable to common stock and common stock equivalents	$(33,413)	60,066	$(0.56)	$(469)	60,837	$(0.01)	$(1,464)	58,538	$(0.03)

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between basic and diluted weighted average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock had vested. For the years ended 2006, 2005, and 2004, the Company reported a loss from continuing operations. Therefore, all dilutive stock options and restricted stock as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the years ended 2005 and 2004, earnings per share for continuing and discontinued operations were restated to reflect the divestiture of the Rosemont business.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, The Company evaluates its estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, property and equipment, share based compensation and income taxes. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which The Company based its assumptions.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, short-term investments, notes receivable, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution, except for U.S. Treasury or Government Agency issues. There is no limit as to the amount that can be invested in short-term money market funds. Concentration of credit risk with respect to accounts receivable is discussed in Note 14. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

New accounting pronouncements

In December 2004 the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (SFAS No. 123(R). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) requires public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005 the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123(R) in their next fiscal year, instead of the next interim reporting period, beginning after June 15,

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123(R) requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123(R) also allows companies to adopt SFAS No. 123(R) by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) in the first quarter of fiscal 2006 utilizing the transition guidance set forth in SAB 107, particularly with respect to option valuation model variable inputs. In addition, SFAS No. 123(R) requires estimates of grants forfeitures, while SFAS No. 123 allowed forfeitures to be considered as they occurred. The adoption of SFAS No. 123(R) has had a material impact on the Company’s financial statements in fiscal 2006 (see Note 10).

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, with any cumulative effect of the adoption recorded as an adjustment to beginning retained earnings. The Company is currently finalizing our evaluation of the impact of the adoption and believes that FIN 48 could have a negative effect on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no later than the first fiscal year ending after November 15, 2006. The Company has determined that SAB No. 108 does not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 159) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate any disclosure requirements included in other accounting standards. The Company has not yet determined if it will elect to apply the options presented in SFAS No. 159, the earliest effective date that the Company can make such an election is January 1, 2008.

Note 2 — Short-Term Investments

Investment in Omrix Biopharmaceuticals, Inc.

In February 2005, the Company sold to Catalyst Investments, L.P. (“Catalyst”) all of its holdings of Omrix Biopharmaceuticals, Inc. (“Omrix”) common stock for $1,625,000, plus the right to receive additional consideration or shares of Omrix common stock in the event that Catalyst was able to realize a gain on its Omrix investment on specified terms. Based upon the sale to Catalyst, the Company wrote down its investment by $375,000 in 2004.

On April 21, 2006, Omrix completed its initial public offering. Pursuant to the terms of the Company’s agreement with Catalyst, Catalyst satisfied its obligations in full by transferring to the Company 52,725 shares of Omrix common stock. The Company recorded the value of the Omrix stock based upon a basis value of $10.90 per share. The shares were subject to a lock-up period that expired in October 2006. Prior to the end of 2006, the Company sold all of its Omrix shares and recorded a realized gain of approximately $520,000 which is included in investment income for the year ended December 31, 2006. For the year ended December 31, 2006, the Company included approximately $575,000 in other income related to the Company’s increase in basis in the Omrix shares.

Investment in Neuro-Hitech Pharmaceuticals, Inc.

In 2003 the Company agreed to purchase up to an aggregate of $1.5 million in Marco Hi-Tech JV, Ltd. (“Marco”) preferred stock and it acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, the Company had invested $1.0 million in Marco. In the second quarter of 2004, the Company elected not to make the final $500,000 investment in Marco. As a result, the Company’s holdings of Marco preferred stock were converted into 654,112 shares of Marco common stock, or approximately 8% of Marco’s fully-diluted outstanding common stock, the option to market Huperzine-A terminated and the Company wrote off its $1.0 million investment in Marco.

On January 24, 2006, Marco entered into a merger agreement with Neurotech Pharmaceuticals, Inc. which later changed its name to Neuro-Hitech Pharmaceuticals, Inc. (“Neuro-Hitech”). Pursuant to the terms of this merger agreement, each share of Marco converted into .583033 common shares of Neuro-Hitech or 381,362 shares. Neuro-Hitech went public in February 2006 and trades on the Over the Counter Bulletin Board. The market value of this investment was approximately $1,983,000 as of December 31, 2006. The Company has classified this investment as an available for sale security as per SFAS No. 115, and the unrealized appreciation of $1,983,000 has been included in other comprehensive income within equity and does not have an impact on cash flows from operations.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-than-temporary adjustment

The Company recorded an other-than-temporary valuation adjustment of $130,000 based on the fair value of certain available for sale securities at December 31, 2006.

Note 3 — Property and Equipment, Net

	December 31,
	2005	2006
	(In thousands)

Office equipment	$17,833	$7,679
Office equipment — capital leases	—	56
Leasehold improvements	2,079	1,184

	19,912	8,919
Accumulated depreciation	(13,768)	(7,808)

	6,144	1,111
Construction in progress	—	28

Total	$6,144	$1,139

Depreciation expense was approximately $1,433,000, $3,310,000 and $6,696,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 4 — Acquired Intangible Assets

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	December 31,
	2005	2006
	(In thousands)

Amortized intangible assets:
Developed products	$76,700	$—
Trademarks	3,300	—
Patents	1,559	—

Total gross carrying amount	81,559	—
Accumulated amortization	13,921	—

Net	$67,638	$—

Unamortized intangible assets:
Goodwill	$40,121	$—

Amortization Expense:
For the years ended December 31, 2005 and 2006	$4,050	$2,417

The amortization expense in 2004 was $4,050,000. All acquired intangible assets relate to the 2002 acquisition of Rosemont. On August 4, 2006, the Company sold Rosemont and eliminated all net acquired intangible assets from its balance sheet.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Other Current Liabilities

	December 31,
	2005	2006
	(In thousands)

Salaries and related expenses	$2,808	$2,541
Allowance for returns	2,888	2,452
Accrued taxes	1,956	1,310
Allowance for rebates	2,491	1,253
Litigation, legal and professional fee accruals	1,507	1,194
Purchase commitment accrual	—	2,010
Puricase manufacturing accrual	282	1,729
Clinical research organization accrual	—	1,041
Royalties and commissions	1,362	—
Other	1,827	1,666

Total	$15,121	$15,196

Note 6 — Discontinued Operations

On August 4, 2006, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”) for the sale of Rosemont Pharmaceuticals Ltd, the Company’s oral liquid pharmaceuticals business in the United Kingdom. Under the terms of the sale, Close Brothers paid to the Company an aggregate purchase price of $176 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from the Company which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of Rosemont was $77.2 million.

On July 18, 2005, the Company announced that it had completed the sale of BTG-Israel to Ferring B.V. and Ferring International Centre S.A. for $80 million cash plus the assumption by the Ferring entities of certain liabilities. In connection with the closing, Savient’s co-promotion agreement with Ferring Pharmaceuticals, Inc. (“FPI”) for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Under the original agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. In December 2005, the Company determined that it is best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for Puricase. Also in December 2005, the Company and FPI entered into a master agreement pursuant to which the Company exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement, in lieu of the Company’s $20 million obligation under the co-promotion agreement, on December 15, 2005, the Company paid FPI $15.6 million, which represented a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the total post-closing payments required by Ferring International Centre, as evidenced by the two promissory notes, in connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring International Centre paid $15.7 million to the Company in December 2005, and paid $6.7 million to the Company during 2006. Finally, the master agreement confirmed the resolution by Ferring B.V. and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring B.V. to Savient in December 2005. The Company also realized $10.7 million of previously deferred

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues with respect to certain long-term contracts of the business within the net loss on disposition of the global biologics manufacturing business. The net loss on sale was $4,000.

A summary statement of discontinued operations of the former BTG-Israel and Rosemont businesses for the years ended 2006, 2005, and 2004, as it was included in the consolidated financial statements of the Company, is shown below. As BTG-Israel was sold in July 2005, its operations are only included for the years ended 2005 and 2004.

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Revenues:
Product sales, net	$57,228	$48,067	$24,181
Other revenues	4,314	3,021	43

	61,542	51,088	24,224

Cost and expenses:
Cost of goods sold	28,040	19,707	8,403
Research and development	8,551	4,331	1,996
Selling and marketing	6,641	7,014	4,092
General and administrative	7,198	6,077	1,901
Amortization of intangibles	4,050	4,050	2,417
Commissions and royalties	462	58	—

	54,942	41,237	18,809

Operating income from discontinued operations	6,600	9,851	5,415
Other income (expense), net	(22)	(81)	507
Gain on disposition of Rosemont	—	—	77,174
Loss on disposition of BTG-Israel	—	(4)	—

Income from discontinued operations before income taxes	6,578	9,766	83,096
Income tax expense	680	3,329	21,307

Income from discontinued operations	$5,898	$6,437	$61,789

All revenues included in discontinued operations primarily relate to non-U.S. customers.

Note 7 — Long-term Debt

At December 31, 2006 and 2005, the Company had no long-term debt and minimal capital lease obligations.

Note 8 — Commitments and Contingencies

Savient’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1,728,000 and expires in March 2013. There are two five year renewal options. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1,280,000, which is secured by a cash deposit of $1,280,000 and is reflected in other assets (as restricted cash) on the balance sheet at December 31, 2006 and 2005. Effective as of March 1, 2006 the Company has subleased approximately 12,400 square feet of its administrative offices in East Brunswick, NJ

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a base average annual rental of $340,000 for an initial term of 5 years, terminable after 3 years at the option of the subtenant.

The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense from continuing operations was approximately $1,701,000, $1,927,000 and $2,172,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 rent expense is presented net of the sublease arrangement.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are:

($ in thousands)

2007	$1,814
2008	$1,814
2009	$1,814
2010	$1,854
2011	$1,867
2012 – 2013	$2,333

At December 31, 2006, the Company had employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2,073,000 plus other normal customary fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the United States District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The plaintiffs have filed an appeal in the United States Court of Appeals for the Third Circuit, which is currently pending. The Company intends to contest the appeal vigorously and has

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

referred these claims to its directors and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.

In September 2006 the Company filed a lawsuit against Barr Laboratories, Inc. (“Barr”) for infringement of certain patents related to various methods of using Oxandrin. The suit was brought in response to Barr’s filing of an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets prior to expiration of the Company’s patents, all of which are listed in Approved Drug Products with Therapeutic Equivalence Evaluations for Oxandrin. Subsequent to this in February 2007, Barr notified the Company that they amended their ANDA to carve out of their proposed labeling uses for the generic oxandrolone tablet intending to avoid the particular uses covered by the Company’s method of use. As a result, the Company agreed to dismiss the action without prejudice at this time.

On December 4, 2006 the Company filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher”) claiming that their generic oxandrolone products infringe on the Company’s patents related to various methods of using Oxandrin. The Company also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher from marketing and selling their generic formulations of Oxandrin. On December 12, 2006 the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by the Company of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006 the Court of Appeals denied our motion for a preliminary injunction. Subsequently, the Company filed a petition for reconsideration with the FDA regarding the rejection of its citizen petitions on the basis that FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. The Company has not received a decision or other communication regarding this petition for reconsideration to date.

During the first quarter of 2005, the Company settled the outstanding patent litigation with Genentech which had been pending in Israel with respect to certain methods relating to genetically engineered products and human growth hormone. The claim was settled for a payment of $2.25 million which was fully reserved at the end of the year 2004.

In January 2005, the Company and Berna Biotech Ltd. agreed to terminate their existing Technology Transfer and License Agreement whereupon Berna returned its license to the Company’s Hepatitis B vaccine program in exchange for a payment of $750,000 which was fully reserved at the end of 2004.

From time to time the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on a maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

In June 2006 the Company entered into a supply and distribution agreement with Watson granting them exclusive U.S. distribution rights to its authorized generic of oxandrolone tablets, an Oxandrin-brand equivalent product, which will be manufactured and supplied to Watson through us.

At December 31, 2006 and 2005, the Company had purchase commitments of $2.0 million and $9.7 million, respectively, for oxandrolone, the active ingredient in Oxandrin. As of December 31, 2006 the Company has recorded a purchase commitment accrual for $2.0 million based upon current demand forecasts that resulted from the introduction of competitive generics in December 2006. As of December 31, 2005, the Company determined that a purchase commitment accrual was not necessary based upon forecasted demand at that time.

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

In September, 2006, the Company repurchased and retired 10 million shares of its common stock in order to reduce the dilution of its common stock and increase shareholder value at a price of $6.80 per share through a modified “Dutch auction” tender offer. This resulted in a cash outlay of approximately $69.3 million, including professional fees of approximately $1.3 million associated with conducting the tender offer. The Company allocated the excess of the purchase price over par value between additional paid in capital and accumulated deficit. The portion of the excess allocated to additional paid in capital was based upon the pro rata portion of the additional paid in capital of the shares repurchased.

Note 10 — Share-Based Compensation

In the years ended December 31, 2006, 2005 and 2004, the Company issued 383,000 shares, 237,000 shares, and 64,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1,358,000, $663,000, and $195,000, respectively.

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

In 2004, the Company adopted the 2004 Incentive Plan which superceded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 5.1 million shares remain available for future grant at December 31, 2006.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No share-based employee compensation cost was recognized in the Statement of Operations for any periods ending prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes costs for options granted prior to, but not amortized as of, December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods.

The adoption of SFAS No. 123(R) resulted in a decrease in both income from continuing operations and net income of approximately $1.2 million for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company disclosed the share-based compensation pro forma expense effect on net loss and earnings per share which for the years ended December 31, 2005 and 2004 is illustrated below (for the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods):

	Year Ended December 31,
	2004	2005
	(In thousands)

Net income (loss) as reported	$(27,515)	$5,968
Deduct:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,707	1,396

Pro forma net income (loss)	$(30,222)	$4,572

Income (loss) per share:
Basic — as reported	$(0.46)	$0.10

Basic — pro forma	$(0.50)	$0.08

Diluted — as reported	$(0.46)	$0.10

Diluted — pro forma	$(0.50)	$0.08

As of December 31, 2006, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred.

Options are granted to certain employees and directors at prices equal to the closing market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four year period and options granted to board members have a one year vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average key

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used in determining the fair value of options granted during the years ended December 31, 2006, 2005 and 2004 and the weighted average fair market value of options granted during the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2004	2005	2006

Weighted-average volatility	63%	64%	64%
Weighted-average risk-free interest rate	4.1%	4.1%	4.7%
Weighted average expected life in years	7.0	7.0	6.1
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair market value	$2.19	$2.15	$5.23

Historical information was the primary basis for the selection of the expected volatility and expected dividend yield. The expected lives of the options are based upon the simplified method as set forth by SAB No. 107 issued by the SEC which estimates expected life as the midpoint between vesting and the grant contractual life. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the year ended December 31, 2006 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options
	(In thousands, except weighted average data)

Outstanding at December 31, 2005	3,030	$4.97	6.95
Granted	1,276	8.27
Exercised	(383)	3.54
Cancelled	(609)	5.11

Outstanding at December 31, 2006	3,314	$6.29	7.29	$17,136

Exercisable at December 31, 2006	1,708	$5.40	5.58	$10,274

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The intrinsic value of the Company’s stock options change based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $2.9 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The closing price per share of the Company’s common stock on December 29, 2006, the last trading day of 2006, was $11.21.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested stock options as of December 31, 2005, and changes during the year ended December 31, 2006, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(In thousands)

Nonvested at December 31, 2005	1,206	$2.20
Granted	1,276	5.23
Vested	(570)	2.22
Forfeited	(306)	2.20

Nonvested at December 31, 2006	1,606	$4.60

Restricted Stock and Performance-Based Restricted Stock

Starting in 2005, the Company issued restricted stock awards to certain of its employees. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense over the life of the vesting period which have ranged from one to four years in duration. For the year ended December 31, 2006, the Company issued 312,000 shares of restricted stock to its employees at a weighted average grant date fair value of $8.96 amounting to approximately $2.8 million. These shares vest over a two to four year period (daily pro rata vesting is calculated for employees terminated involuntarily without cause) and are expensed, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the vesting period. During the year ended December 31, 2006 and 2005 approximately $410,000 and $282,000, respectively, of deferred restricted stock compensation cost has been amortized to expense. At December 31, 2006, approximately 488,000 shares remained unvested and there was approximately $2.8 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s nonvested restricted shares as of December 31, 2005, and changes during the year ended December 31, 2006, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(In thousands)

Nonvested at December 31, 2005	358	$2.70
Granted	312	8.96
Vested	(99)	2.74
Forfeited	(83)	2.96

Nonvested at December 31, 2006	488	$6.65

During 2006, the Company granted performance based restricted stock to certain employees which could result in the issuance of up to 430,500 shares of restricted stock if performance objectives are achieved. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance criteria will be satisfied. This amount is recognized ratably over the performance period. During the year ended December 31, 2006, approximately $708,000 of deferred performance share compensation cost has been amortized to expense. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. During the year ended December 31, 2006, no restricted stock shares have been vested related to the performance based restricted stock award.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Paid In Capital Excess Tax Benefit Pool

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 (“FSP No. 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Based upon this alternative transition method, the Company has determined that an excess tax benefit pool was not available as of January 1, 2006. Beginning in 2006, any excess tax benefits were used to create an additional paid in capital pool and any tax deficiencies were used to offset the pool, if available, or recorded as an additional charge to tax expense during the year. As of December 31, 2006, the additional paid in capital excess tax benefit pool available to absorb future tax deficiencies was approximately $0.3 million.

Note 11 — Employee Benefits

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the year ended December 31, 2006, the Company recorded approximately $192,000 of compensation expense related to participation in the 1998 ESPP which resulted in a decrease in income from continuing operations and net income.

401(k) Profit-Sharing Plan

Savient has a 401(k) profit-sharing plan. As of December 31, 2006, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $15,000 of their total compensation on a pretax basis, which is matched 50% by Savient. Savient’s contribution to the plan amounted to approximately $414,000, $328,000, and $359,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12 — Investment Income (loss), Net

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Interest and dividend income from cash equivalents	$405	$984	$6,808
Realized and unrealized gains on short-term investments	537	80	555
Realized and unrealized losses on short-term investments	(1,566)	(288)	(130)

Total investment income (loss), net	$(624)	$776	$7,233

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Other Income (Expense), Net

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Novo Nordisk settlement	$—	$3,000	$500
Ross commission repayment	—	—	1,300
Gain on sale of Delatestryl	—	—	5,884
Receipt of Omrix shares	—	—	575
Mircette settlement	—	10,619	—
Other legal settlements	—	43	—
Other non-operating expenses	(110)	(281)	74

Total income (expense), net	$(110)	$13,381	$8,333

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

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. (“Indevus”) of Delatestryl, an injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million. As of December 31, 2006, a $1.3 million note receivable was due from Indevus of which $644,000 is included in current assets (and was paid to Savient in 2007) and the remaining is included as long-term other assets. The Company recorded a gain on sale of Delatestryl in the first quarter of 2006. The gain on the sale of Delatestryl of approximately $5.9 million is included in other income for the year ended December 31, 2006.

In January 2005 the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3.0 million for the resolution of the Company’s claims for lost profits and attorney’s fees. In February 2006, the Company received an additional payment of $0.5 million related to this litigation. The proceeds were included in other income.

In December 2005, the Oxandrin co-promotion agreement with Ross terminated. Final reconciliation of the agreement determined that Ross had overcharged Savient in error by approximately $1.3 million. Ross agreed to compensate the Company for this error and as such, the Company recognized the $1.3 million in the first quarter of 2006 which is included in other income for the year ended December 31, 2006. Ross satisfied its obligation to the Company in October 2006 via a combination of a cash payment and an accounts receivable credit.

See Note 2 for discussion regarding receipt of Omrix shares.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Concentrations

In the United States, the Company primarily sells Oxandrin which accounted for 99%, 92% and 90% of net product sales from continuing operations during 2006, 2005 and 2004, respectively. Until September of 2002, the Company’s sales were primarily to a single distributor. Thereafter, the Company engaged that same distributor to fulfill orders and invoice drug wholesaler customers on its behalf. In 2005, the Company replaced that sole distributor with Integrated Commercialization Services, Inc. The Company’s gross sales to AmerisourceBergen Corp. , the parent of Integrated Commercialization Services, Inc., were 26%, 28% and 20% of total gross sales in 2006, 2005 and 2004, respectively. The Company’s gross sales to Cardinal Health were 39%, 30% and 39% of total gross sales in 2006, 2005 and 2004, respectively. The Company’s gross sales to McKesson Corp. were 22%, 28% and 27% of total gross sales in 2006, 2005 and 2004, respectively.

Generic competition for Oxandrin began in December 2006. The introduction of generic products will cause a significant decrease in the Company’s Oxandrin revenues, which will have a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability.

The Company is dependent on third parties for the manufacture of Oxandrin. The Company’s dependence upon third parties for the manufacture of this product may adversely impact its profit margins or result in unforeseen delays or other problems beyond its control. If for any reason the Company is unable to retain these third party manufacturers, or obtain alternate third party manufacturers, on commercially acceptable terms, the Company may not be able to distribute its products as planned. If the Company encounters delays or difficulties with contract manufacturers in producing this product the sale of this product would be adversely affected.

Note 15 — Income Taxes

The components of current and deferred income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Current
State	$137	$402	$(31)
Federal	(5,301)	(384)	56
Foreign	75	128	—

	(5,089)	146	25

Deferred
State	1,472	—	—
Federal	16,680	—	—
Foreign	—	—	—

	18,152	—	—

Income tax expense from continuing operations	$13,063	$146	$25

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Domestic	$(20,350)	$(323)	$(1,439)
Foreign	—	—	—

Loss from continuing operations before income taxes	$(20,350)	$(323)	$(1,439)

Reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Income tax at US statutory rate	$(7,122)	$(110)	$(503)
State and local income taxes (net of federal benefit)	1,045	265	(20)
Non-deductible expenses	308	82	49
Research and experimental credits	(530)	—	—
Foreign taxes	—	130	—
Employee share based compensation	—	—	172
Valuation allowance against beginning of the year net deferred tax assets	18,152	—	—
Current year operations without tax benefit	2,705	189	—
Change in valuation allowance	—	—	529
Effects of tax rate change	—	—	(164)
Provision for and settlement of tax examinations	(2,192)	(386)	(27)
Other	697	(24)	(11)

Income tax expense from continuing operations	$13,063	$146	$25

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income tax assets (liabilities) are as follows:

	Year Ended December 31,
	2005	2006
	(In thousands)

Net operating loss carryforward	$9,416	$2,239
State NOL carryforward	753	399
Valuation of securities	390	443
Reserve for returns and discounts	1,168	1,003
Inventories	3,055	4,280
Research and experimental credits	5,155	752
Deferred revenues	—	166
Foreign tax credits	560	130
Accrued amounts	1,436	1,159
Depreciation	165	103
Employee based compensation	—	730
State credits	—	375
Other	542	(4)

Deferred income tax assets	22,640	11,775
Valuation allowance	(22,640)	(11,775)

Net deferred income tax assets	—	—

Deferred income tax liabilities, net	$—	$—

The Company has changed its expected federal effective tax rate from 34% to 35% as it is our expectation that our deferred tax assets and liabilities will be settled at the 35% tax rate in the future.

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. The valuation allowance will be reduced when and if the Company determines that the deferred tax assets are more likely than not to be utilized. The Company maintained a full valuation allowance of $11,775,000 in 2006 and $22,640,000 in 2005 against the domestic net deferred tax assets. The change in the valuation allowance from 2006 compared to 2005 is primarily due to the use of the NOL carryforward and research and experimental credits against the income of discontinued operations.

At December 31, 2006, Savient had a federal net operating loss carryover of approximately $6.4 million and a state net operating loss carryover of approximately $8.0 million available to offset future taxable income, which expires at various times through 2026. There is an annual limitation on the utilization of certain federal net operating loss carryover amounts, pursuant to Internal Revenue Code Section 382.

The Company has federal tax credit carryovers of approximately $882,000 which are comprised of credits related to research and experimental expenses and foreign tax payments. These credits are available to reduce future income taxes and expire at various times with respect to various amounts through 2026.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to ongoing tax audits in the State of New Jersey and New York. While the Company believes that its tax reserves reflect the probable outcome of identified tax contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. It is, however, the Company’s belief that the results of these audits will not have a material effect on its financial position.

The Company had a net tax receivable due from the Israeli government of approximately $2.1 million as of December 31, 2006 that is included within other current assets. The Company collected the cash from this receivable in January 2007.

The Company had a net tax receivable due from the United Kingdom Inland Revenue of approximately $1.6 million as of December 31, 2006 that is included within other current assets.

Note 16 — Segment Information

The Company has identified one reportable segment which is Specialty Pharmaceutical. In 2006 and 2005 and prior to the sale of Rosemont, the Company identified two reportable segments including Specialty Pharmaceutical and Oral Liquids (Rosemont). Prior to 2005, the Company’s operations were not managed along segment lines. The Specialty Pharmaceutical segment includes products which are branded prescription pharmaceuticals including Oxandrin and our former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone. Certain research and development expenses related to Puricase® are included in the Specialty Pharmaceutical segment. The Company’s former BTG-Israel and Rosemont subsidiaries are included as discontinued operations.

Historically, the Company allocated management fees between its Specialty Pharmaceutical segment and Rosemont based on various factors, including management time. These fees were eliminated in consolidation. With the disposition of Rosemont, the Company has reclassified certain corporate allocations from discontinued operations into continuing operations.

The Company’s Specialty Pharmaceutical segment is operated primarily in the United States. All Specialty Pharmaceutical product revenue was generated in the United States.

Information about the Company’s segment, as reconciled to enterprise totals, is presented below:

	Year Ended December 31, 2006
	Specialty	Discontinued
	Pharmaceutical	Operations	Total
	(In thousands)

Revenues	$47,514		$47,514
Operating loss before depreciation and amortization	(16,270)		(16,270)
Less:
Depreciation and amortization	735		735

Operating loss as reported	(17,005)		(17,005)
Other income, net	15,566		15,566
Income tax expense	(25)		(25)

Loss from continuing operations	(1,464)		(1,464)
Income from discontinued operations	—	61,789	61,789

Net income (loss)	$(1,464)	$61,789	$60,325

Segment assets	$197,893	$—	$197,893

Expenditures for segment assets	$457	$2,222	$2,679

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Specialty	Discontinued
	Pharmaceutical	Operations	Total
	(In thousands)

Revenues	$49,495		$49,495
Operating loss before depreciation and amortization	(13,395)		(13,395)
Less:
Depreciation and amortization	1,085		1,085

Operating loss as reported	(14,480)		(14,480)
Other income, net	14,157		14,157
Income tax expense	(146)		(146)

Loss from continuing operations	(469)		(469)
Income from discontinued operations	—	6,437	6,437

Net income (loss)	$(469)	$6,437	$5,968

Segment assets	$92,791	$129,900	$222,691

Expenditures for segment assets	$101	$2,077	$2,178

	Year Ended December 31, 2004
	Specialty	Discontinued
	Pharmaceutical	Operations	Total
	(In thousands)

Revenues	$62,353		$62,353
Operating loss before depreciation and amortization	(18,312)		(18,312)
Less:
Depreciation and amortization	1,304		1,304

Operating loss as reported	(19,616)		(19,616)
Other expense, net	(734)		(734)
Income tax expense	(13,063)		(13,063)

Loss from continuing operations	(33,413)		(33,413)
Income from discontinued operations	—	5,898	5,898

Net income (loss)	$(33,413)	$5,898	$(27,515)

Segment assets	$50,018	$207,187	$257,205

Expenditures for segment assets	$367	$3,216	$3,583

Intercompany interest income and expense between Specialty Pharmaceuticals and discontinued operations, respectively, was $2,167,000, $3,769,000 and $3,708,000 for the years ended December 31, 2006, 2005 and 2004, respectively. All intercompany balances have been eliminated in consolidation.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2006 and 2005.

	Quarter Ended March 31,
	2005	2006
	(In thousands, except per share data)
Revenues:
Product sales, net	$11,762	$9,503
Other revenues	75	—

	11,837	9,503

Cost and expenses:
Cost of goods sold	2,410	858
Research and development	4,215	3,248
Selling and marketing	3,300	2,833
General and administrative	4,612	7,907
Commissions and royalties	1,319	1

	15,856	14,847

Operating loss from continuing operations	(4,019)	(5,344)
Investment income (loss), net	(97)	890
Other income, net	2,255	7,832

Income (loss) from continuing operations before income taxes	(1,861)	3,378
Income tax expense	27	39

Income (loss) from continuing operations	(1,888)	3,339
Income from discontinued operations, net of income taxes	1,411	639

Net income (loss)	$(477)	$3,978

Earnings (loss) per common share from continuing operations:
Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.05

Earnings per common share from discontinued operations:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Earnings (loss) per common share:
Basic	$(0.01)	$0.06

Diluted	$(0.01)	$0.06

Weighted average number of common and common equivalent shares:
Basic	60,545	61,212
Diluted	60,545	62,107

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	June 30,
	2005	2006
	(In thousands, except per share data)
Revenues:
Product sales, net	$12,526	$13,760
Other revenues	764	100

	13,290	13,860

Cost and expenses:
Cost of goods sold	513	1,361
Research and development	4,964	4,166
Selling and marketing	4,516	2,136
General and administrative	4,735	6,403
Commissions and royalties	1,147	4

	15,875	14,070

Operating loss from continuing operations	(2,585)	(210)
Investment income, net	82	916
Other income (expense), net	(392)	465

Income (loss) from continuing operations before income taxes	(2,895)	1,171
Income tax expense	46	(35)

Income (loss) from continuing operations	(2,941)	1,206
Income from discontinued operations, net of income taxes	2,502	2,036

Net income (loss)	$(439)	$3,242

Earnings (loss) per common share from continuing operations:
Basic	$(0.05)	$0.02

Diluted	$(0.05)	$0.02

Earnings per common share from discontinued operations:
Basic	$0.04	$0.03

Diluted	$0.04	$0.03

Earnings (loss) per common share:
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

Weighted average number of common and common equivalent shares:
Basic	60,722	61,358
Diluted	60,722	62,456

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended September 30,
	2005(1)	2006(1)
	(In thousands, except per share data)

Revenues:
Product sales, net	$11,082	$15,889
Other revenues	102	32

	11,184	15,921

Cost and expenses:
Cost of goods sold	1,222	1,351
Research and development	4,029	5,519
Selling and marketing	3,020	2,514
General and administrative	5,610	4,950
Commissions and royalties	1,316	—

	15,197	14,334

Operating income (loss) from continuing operations	(4,013)	1,587
Investment income, net	263	2,820
Other income (expense), net	53	(28)

Income (loss) from continuing operations before income taxes	(3,697)	4,379
Income tax expense (benefit)	(70)	1,022

Income (loss) from continuing operations	(3,627)	3,357
Income from discontinued operations, net of income taxes(2)	1,669	58,512

Net income (loss)	$(1,958)	$61,869

Earnings (loss) per common share from continuing operations:
Basic	$(0.06)	$0.06

Diluted	$(0.06)	$0.05

Earnings per common share from discontinued operations:
Basic	$0.03	$0.96

Diluted	$0.03	$0.96

Earnings (loss) per common share:
Basic	$(0.03)	$1.02

Diluted	$(0.03)	$1.01

Weighted average number of common and common equivalent shares:
Basic	60,934	60,433
Diluted	60,934	61,174

(1)	The Company had previously allocated interest between continuing operations and discontinued operations and has subsequently made certain reclassification adjustments that resulted in offsetting adjustments to income (loss) from continuing operations and income from discontinued operations which had no impact on net income (loss) for the three and nine months ended September 30, 2005 and 2006, respectively. The amounts that were reduced from income (loss) from continuing operations and income from discontinued operations include $0.4 million and $0.9 million, for the three months ended September 30, 2006 and 2005, respectively, and $2.2 million and $2.8 million, for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Income from discontinued operations for the three months ended September 30, 2006 reflects the Company’s sale of Rosemont which resulted in a pre-tax gain on disposition of approximately $77.2 million (see Note 6).

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended December 31,
	2005	2006
	(In thousands, except per share data)

Revenues:
Product sales, net	$12,673	$8,199
Other revenues	511	31

	13,184	8,230

Cost and expenses:
Cost of goods sold	1,107	4,936
Research and development	3,772	8,479
Selling and marketing	3,938	3,200
General and administrative	6,918	4,653
Commissions and royalties	1,312	—

	17,047	21,268

Operating loss from continuing operations	(3,863)	(13,038)
Investment income, net	528	2,607
Other income, net	11,465	64

Income (loss) from continuing operations before income taxes	8,130	(10,367)
Income tax expense (benefit)	143	(1,001)

Income (loss) from continuing operations	7,987	(9,366)
Income from discontinued operations, net of income taxes	855	602

Net income (loss)	$8,842	$(8,764)

Earnings (loss) per common share from continuing operations:
Basic	$0.13	$(0.18)

Diluted	$0.13	$(0.18)

Earnings per common share from discontinued operations:
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

Earnings (loss) per common share:
Basic	$0.15	$(0.17)

Diluted	$0.14	$(0.17)

Weighted average number of common and common equivalent shares:
Basic	60,130	51,774
Diluted	61,743	51,774

During the fourth quarter of 2005, the Company settled litigation that resulted in net proceeds of $10.6 million recorded as other income (see Note 13).

Note 18 — Restructuring Charges

In October 2004, the Company incurred a $1,962,000 pre-tax restructuring charge associated with a 9% reduction of the Company’s workforce. The charge included approximately $1,300,000 for severance payments, and approximately $600,000 for lease, inventory and fixed asset charges. These restructuring charges were part of the implementation of the new strategic direction of the Company announced in July 2004. The restructuring charge balance as of December 31, 2005 was $39,000 which was paid in 2006 and therefore all obligations related to the restructuring have been settled as of December 31, 2006. Of the $1,962,000, approximately $1,200,000 related to continuing operations and is presented within general and administrative expenses.

SAVIENT PHARMACEUTICALS, INC.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)

Allowance for inventory obsolescence
2004	$2,210	$4,204	$—	$(355)	$6,059
2005	6,059	1,805	—	(124)	7,740
2006	7,740	2,657	(346)	(1,746)	8,305
Allowance for sales returns(1)
2004	4,706	2,248	—	(3,695)	3,259
2005	3,259	1,808	—	(2,179)	2,888
2006	2,888	2,374	—	(2,810)	2,452
Allowance for rebates(1)
2004	3,168	6,917	—	(6,725)	3,360
2005	3,360	5,514	—	(6,383)	2,491
2006	2,491	2,345	—	(3,583)	1,253
Allowance for doubtful accounts
2004	577	58	—	(135)	500
2005	500	769	—	(207)	1,062
2006	1,062	468	(435)	(59)	1,036
Valuation allowance — Deferred income taxes short term
2004	—	9,092	—	—	9,092
2005	9,092	(3,646)	—	—	5,446
2006	5,446	559	—	—	6,005
Valuation allowance — Deferred income taxes long term
2004	—	14,100	—	—	14,100
2005	14,100	3,094	—	—	17,194
2006	17,194	(11,424)	—	—	5,770

(1)	Included within other current liabilities in the Company’s consolidated balance sheets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a).  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b).  Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and is affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under the framework in Internal Control — Integrated Framework, management, including the Company’s CEO and CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears within “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c).  Remediation of December 31, 2005 Material Weaknesses

The following is a description of material weaknesses as described in our Annual Report on Form 10-K for the year ended December 31, 2005, and the corrective action that has taken place in 2006:

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

The Company has strengthened its financial staff with the hiring of an Interim Chief Financial Officer in October 2005, to coordinate the financial restatement effort (completed January 2006) and to strengthen financial controls and procedures. In July 2006 the Company hired a permanent Senior Vice President and Chief Financial Officer with significant pharmaceutical industry and SEC experience. The Company further strengthened its financial staff with the hiring of a Vice President of Finance and Controller in February 2006. The accounting staff has been strengthened with the addition of individuals responsible for financial reporting, budgeting and financial analysis. The finance organization is also supported by financial consultants on an as needed basis.

The finance organization is comprised of a self sufficient tax department which coordinates all tax financial reporting matters and tax compliance processes.

With the additions made to the financial staff, the Company has enhanced its segregation of duties internally.

Management believes that changes necessary to fully remediate this weakness were in place by September 30, 2006 and testing to confirm operating effectiveness was successfully completed by December 31, 2006.

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

Management believes that changes necessary to correct this weakness have been implemented, and testing to confirm operating effectiveness was successfully performed by June 30, 2006. Management believes that the changes in internal controls implemented to remediate this weakness continue to operate effectively as of December 31, 2006.

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

Management believes that the changes necessary to correct this weakness were in place and operating effectively as of September 30, 2006 and considers this issue to be fully resolved as of September 30, 2006. There was no change in this assessment as of December 31, 2006.

•	There were insufficient controls over the Cash and Treasury process including (a) authorization, monitoring and segregation of duties over wire transfers, (b) non-timely revision of signature authority over our bank accounts and (c) monitoring and segregation of duties with respect to access to check stock at our U.K. subsidiary.

The Company has evaluated the segregation of duties and has implemented changes that personnel generating wire transfers are independent from the authorization and reconciliation processes. The Company has implemented additional procedures to provide timely updating of bank signature cards, and updated applicable bank signature cards. Prior to the sale of its U.K. subsidiary on August 4, 2006, the Company implemented improved check stock access control and monitoring at Rosemont during the second quarter of 2006.

Management believes that changes in internal control necessary to correct this weakness have been implemented, and testing to confirm operating effectiveness was successfully performed as of September 30, 2006. Management considered this issue to be fully resolved as of September 30, 2006 and there was no change in this assessment as of December 31, 2006.

•	There was insufficient control over the authorization of the Employee Stock Purchase Plan purchases and accounting for pro forma stock-based compensation expense in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the latter of which resulted in errors to and restatement of the historically reported pro forma stock-based compensation expense disclosures. The insufficient coordination of data exchanged between us and certain third party service providers resulted in certain errors in the administration of the stock incentive award programs.

The Company implemented controls so that quarterly Employee Stock Purchase Plan purchases are reviewed and approved by senior management. The Company has hired consultants to provide guidance regarding SFAS No. 123(R) implementation as well as improved the level of expertise in the accounting department with the hiring of senior accounting personnel. The Company has increased communication frequency and manages the relationship more effectively with its third party stock award administrator to coordinate all stock award activity and to assist with software applications related to share-based expense calculations and related share-based accounting requirements.

Management believes that changes necessary to fully remediate this weakness were successfully completed and in place by December 31, 2006.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d).  Reports of Independent Registered Public Accounting Firms

Reports of Independent Registered Public Accounting Firms are included within “ITEM 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Savient required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2007 Annual Meeting of Stockholders to be held on May 15, 2007 (our “2007 Proxy Statement”).

Information regarding the Company’s director nomination process, audit committee and audit committee financial expert as required by the SEC’s Regulation S-K 407(c)(3), 407(d)(4) and 407(d)(5), is set forth in our 2007 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Savient required under this Item is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2007 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other Savient employees performing similar functions. This code of ethics has been posted on our website, which can be found at http://www.savientpharma.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to or waiver from a provision of our code of ethics by posting such information on our website at the address specified above.

We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive compensation for Savient required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

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

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)
2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Ltd, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(2)
2.3	Share Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring B.V.*(3)
2.4	Asset Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring International Centre SA.*(3)
3.1	Certificate of Incorporation of the Registrant, as amended.*(4)
3.2	By-laws of the Registrant, as amended.*(5)

Exhibit
No.		Description

4.1		Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(5)
4.2		Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(5)
10.1		Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)
10.2		Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(7)
10.3		Form of Indemnity Agreement between the Company and its directors and officers.*(8)
10.4		Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)
10.5		Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)†
10.6		Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)
10.7		Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)†
10.8		Savient Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan Amended and Restated as of May 23, 2006.
10.9		Bio-Technology General Corp. 2001 Stock Option Plan.*(11)
10.10		Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(12)
10.11		Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.*(13)
10.12		Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended.*(14)
10.13		Severance Agreement, dated as of May 21, 2004, between Savient Pharmaceuticals, Inc. and Sim Fass.*(15)
10.14		Employment Agreement, dated as of May 28, 2004, between Savient Pharmaceuticals, Inc. and Philip K. Yachmetz.*(16)
10.15		Employment Agreement, dated as of February 15, 2006, by and between the Company and Robert Lamm.*(17)
10.16		Amendment, dated February 15, 2006, to Employment Agreement, dated May 28, 2004, by and between the Company and Philip K. Yachmetz.*(17)
10.17		Amendment, dated July 12, 2004, to Employment Agreement dated May 14, 2002, by and between the Company and Christopher Clement.*(17)
10.18		Amendment dated December 7, 2006, to Employment Agreement dated March 23, 2003, by and between the Company and Zebulun D. Horowitz, M.D.
10.19		Form of Savient Pharmaceuticals, Inc. Senior Management Incentive Stock Option Agreement.
10.20		Form of Savient Pharmaceuticals, Inc. Senior Management Non-Qualified Stock Agreement.
10.21		Form of Savient Pharmaceuticals, Inc. Senior Management Restricted Stock Agreement.
10.22		Form of Savient Pharmaceuticals, Inc. Senior Management Performance Share Agreement.
10.23		Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Agreement.
10	.24++	License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University, and Bio-Technology General Corporation, as amended on November 12, 2001.
10	.25++	Supply Agreement, dated as of June 12, 2006, by and between Watson Pharma Inc. and Savient Pharmacueticals, Inc.
21.1		Subsidiaries of Savient Pharmaceuticals, Inc.
23.1		Consent of Grant Thornton LLP.
23.2		Consent of McGladrey & Pullen LLP.

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

Confidential treatment has been granted for portions of such document.

++	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Company’s Current Report on Form 8-K, dated March 23, 2005.

(4)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(6)	Registration Statement on Form S-1 (File No. 2-84690).

(7)	Registration Statement on Form S-1 (File No. 033-02597).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Company’s Current Report on Form 8-K, dated May 25, 2004.

(16)	Company’s Current Report on Form 10-Q, dated August 9, 2004.

(c) Financial Statement Schedule

(d) Schedule II — Valuation and Qualifying Accounts

See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K.

(17)	Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

March 16, 2007

Signature	Title	Date

/s/ Christopher G. Clement Christopher G. Clement	President, Chief Executive Officer and Director	March 16, 2007

/s/ Herbert Conrad Herbert Conrad	Director	March 16, 2007

/s/ Alan L. Heller Alan L. Heller	Director	March 16, 2007

/s/ Stephen Jaeger Stephen Jaeger	Director	March 16, 2007

/s/ Joseph Klein III Joseph Klein III	Director	March 16, 2007

/s/ Lee S. Simon, M.D. Lee S. Simon, M.D.	Director	March 16, 2007

/s/ David Tendler David Tendler	Director	March 16, 2007

/s/ Virgil Thompson Virgil Thompson	Director	March 16, 2007

/s/ Faye Wattleton Faye Wattleton	Director	March 16, 2007

/s/ Brian J. Hayden Brian J. Hayden	Senior Vice President, Chief Financial Officer and Treasurer	March 16, 2007