Form 10-Q
period 2007-03-31
SAVIENT PHARMACEUTICALS INC
filed 2007-05-09
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of May 4, 2007 was 53,103,051.

SAVIENT PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$172,458	$177,293
Short-term investments	2,410	2,103
Accounts receivable, net	2,442	3,517
Notes receivable	623	644
Inventories, net	3,609	4,203
Prepaid expenses and other current assets	4,189	7,098

Total current assets	185,731	194,858

Property and equipment, net	1,296	1,139
Deferred income taxes (Note 8)	3,436	—
Other assets (including restricted cash of $1,280)	1,280	1,896

Total assets	$191,743	$197,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,178	$4,552
Deferred revenue	437	416
Other current liabilities	12,385	15,196

Total current liabilities	18,000	20,164

Other liabilities (Note 7)	4,787	43
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock—$.01 par value, 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value, 150,000,000 shares authorized; 52,954,000 shares issued and outstanding at March 31, 2007 and 52,309,000 shares issued and outstanding at December 31, 2006	530	523
Additional paid in capital	192,697	189,496
Accumulated deficit	(26,619)	(14,316)
Accumulated other comprehensive income	2,348	1,983

Total stockholders’ equity	168,956	177,686

Total liabilities and stockholders’ equity	$191,743	$197,893

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales, net	$6,381	$9,503
Other revenues	45	—

	6,426	9,503

Cost and expenses:
Cost of goods sold (Note 2)	(356)	858
Research and development (Note 4)	12,824	3,248
Selling, general and administrative	7,421	10,740
Commissions and royalties	—	1

	19,889	14,847

Operating loss from continuing operations	(13,463)	(5,344)
Investment income, net	2,370	890
Other income (expense), net	(166)	7,832

Income (loss) from continuing operations before income taxes	(11,259)	3,378
Income tax expense (benefit)	(3,417)	39

Income (loss) from continuing operations	(7,842)	3,339
Income from discontinued operations, net of income taxes (Note 10)	—	639

Net income (loss)	$(7,842)	$3,978

Earnings (loss) per common share, from continuing operations:
Basic	$(0.15)	$0.05

Diluted	$(0.15)	$0.05

Earnings per common share, from discontinued operations:
Basic	$—	$0.01

Diluted	$—	$0.01

Earnings (loss) per common share:
Basic	$(0.15)	$0.06

Diluted	$(0.15)	$0.06

Weighted average number of common and common equivalent shares:
Basic	51,997	61,212
Diluted	51,997	62,107
     The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional		Other	Total
	Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Income	Equity
Balance December 31, 2006	52,309	$523	$189,496	$(14,316)	$1,983	$177,686

Comprehensive loss:
Net loss	—	—	—	(7,842)	—	(7,842)
Unrealized gain on marketable securities, net	—	—	—	—	306	306
Currency translation adjustment	—	—	—	—	59	59

Total comprehensive loss						(7,477)

Cumulative impact of change in accounting related to the adoption of FIN 48 (Note 8)	—	—	—	(4,461)	—	(4,461)
Issuance of restricted stock	560	5	(5)	—	—	—
Amortization of deferred compensation	—	—	626	—	—	626
Forfeiture of restricted stock grants	(8)	—	—	—	—	—
Issuance of common stock	44	1	152	—	—	153
ESPP compensation expense	—	—	57	—	—	57
Stock option compensation expense	—	—	689	—	—	689
Tax benefit of share-based compensation	—	—	1,507	—	—	1,507
Exercise of stock options	49	1	175	—	—	176

Balance, March 31, 2007 (Unaudited)	52,954	$530	$192,697	$(26,619)	$2,348	$168,956

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(7,842)	$3,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	154	482
Amortization of intangible assets	—	1,013
Deferred income taxes	(3,148)	(442)
Gain on sale of Delatestryl	—	(5,997)
Common stock issued as payment for services	34	34
Amortization of deferred compensation related to restricted stock (including performance shares)	626	89
Stock option and ESPP compensation	746	325
Changes in:
Accounts receivable, net	1,075	2,717
Inventories, net	594	(951)
Prepaid expenses and other current assets	2,909	(1,320)
Accounts payable	2,235	4,242
Income taxes payable	(1,609)	—
Other liabilities	(2,819)	(2,337)
Deferred revenues	21	200

Net cash provided by (used in) operating activities	(7,024)	2,033

Cash flows from investing activities:
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	—	6,700
Proceeds from sale of Delatestryl and collection of note receivable issued in connection with sale	644	5,644
Capital expenditures	(311)	(805)
Changes in other long-term assets	—	6

Net cash provided by investing activities	333	11,545

Cash flows from financing activities:
Proceeds from issuance of common stock	295	161
Excess tax benefit from share-based payment arrangements	1,507	—
Changes in other long-term liabilities	(5)	—

Net cash provided by financing activities	1,797	161
Effect of exchange rate changes	59	93

Net increase (decrease) in cash and cash equivalents	(4,835)	13,832
Cash and cash equivalents at beginning of period	177,293	75,181

Cash and cash equivalents at end of period	$172,458	$89,013

Supplementary information:
Other information:
Interest paid	$1	$—

Income taxes paid	$4	$1,266

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or “the Company”) financial position at March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.
     The consolidated balance sheet as of December 31, 2006 was derived from the audited financial statements at that date and does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Savient Pharma Holdings, Inc. and Myelos Corporation. Certain prior period amounts have been reclassified to conform to current period presentations. This reclassification includes discontinued operations related to the divestiture of the Company’s former U.K. subsidiary, Rosemont Pharmaceuticals, Ltd. (“Rosemont”) (see Note 10).
Note 2 — Inventories
     Inventories are stated at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates.
     As a result of Oxandrin generic competition that began in December 2006, the Company analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. As a result, the Company recorded an additional inventory reserve of $2.6 million for the year ended December 31, 2006. The inventory obsolescence reserve was $8.3 million as of March 31, 2007 and December 31, 2006.
     The Company has future commitments for minimum purchase requirements of Oxandrin raw material inventory which, based on current demand forecasts, is not expected to be sold. The Company previously accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006. In March 2007, the Company entered into an agreement with its supplier which reduced the future purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory. As a result, the Company has reduced its purchase commitment accrual and corresponding cost of goods sold by $1.1 million during the quarter ended March 31, 2007.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Inventories at March 31, 2007 and December 31, 2006 are summarized below:

	March 31, 2007	December 31, 2006

	(In thousands)
Raw material	$3,633	$4,501
Work in process	767	186
Finished goods	7,514	7,821
Inventory reserves	(8,305)	(8,305)

Total	$3,609	$4,203

Note 3 — Revenue Recognition
     Product sales
     Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. During 2006, the Company began shipping oxandrolone, its generic version of branded Oxandrin to its distributor. The Company will account for oxandrolone shipments on a consignment basis until product is sold into the wholesale market by its distributor. The Company will defer the recognition of revenue related to oxandrolone shipments until the Company’s distributor confirms to the Company that the product has been sold into the wholesale market and the Company considers that all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:
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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     As a result of Oxandrin generic competition that began in December 2006, the Company analyzed the impact on product returns considering the product currently at wholesalers and retailers, and current demand forecasts. As a result, the Company recorded an additional product returns reserve of $0.4 million for the year ended December 31, 2006. The demand forecasts were revised as of March 31, 2007, and as a result, the Company lowered its product returns reserves by $0.2 million. The allowance for product returns at March 31, 2007 and December 31, 2006 was $2.2 million and $2.5 million, respectively. This allowance is included in Other Current Liabilities on the Company’s balance sheet.
     Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates as of March 31, 2007 and December 31, 2006 was $0.4 million and $1.3 million, respectively. This allowance is included in Other Current Liabilities on the Company’s balance sheet.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 4 — Research and Development
     All research and development costs are expensed as incurred. In the period ended March 31, 2007, the Company incurred a $3.0 million charge related to the manufacturing agreement with its third-party manufacturer for Puricase. This expense is for the reservation of manufacturing capacity with the Company’s third-party manufacturer and will be applied to future orders of Puricase, if approved. Since the future economic benefit of this fee is unknown pending the regulatory approval of Puricase, the full cost of this fee was expensed in the current period as a research and development expense.
Note 5 — Earnings per Share of Common Stock
     The Company has applied SFAS No. 128, Earnings per Share, in its calculation and presentation of earnings per share — “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued as calculated using the treasury stock method.
     The numerator in calculating both basic and diluted earnings (loss) per common share from continuing operations for each period presented is the reported income (loss) from continuing operations. The denominator is based on the following weighted average number of common shares:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Basic	51,997	61,212
Incremental common stock equivalents	—	895

Diluted	51,997	62,107

     The difference between basic and diluted weighted average common shares resulted from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock had vested. For the three months ended March 31, 2006, options to purchase 799,991 shares of the Company’s common stock were not included in the diluted earnings per share calculation since the exercise price of these options exceeded the average value of the Company’s stock for the period. For the three months ended March 31, 2007, all outstanding options as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive since the Company reported a net loss for that period.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Stock-Based Compensation
Stock Options
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 included costs for options granted prior to, but not amortized as of, December 31, 2005. The modified-prospective-transition method did not result in the restatement of prior periods.
     The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $0.7 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $5.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred.
     Options are granted to certain employees and directors at prices equal to the closing market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to board members have a one-year vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted during the three months ended March 31, 2007 and 2006, respectively, and the weighted average fair market value of options granted during the three months ended March 31, 2007 and 2006, respectively, are as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted-average volatility	62%	67%
Weighted-average risk-free interest rate	4.6%	4.8%
Weighted average expected life in years	6.1	6.1
Dividend yield	0%	0%
Weighted average fair market value	$8.63	$3.08
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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Stock option activity during the three months ended March 31, 2007 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options

	(In thousands, except Weighted Average data)
Outstanding at December 31, 2006	3,314	$6.29	7.29
Granted	310	13.99
Exercised	(49)	3.59
Cancelled	(49)	4.03

Outstanding at March 31, 2007	3,526	$7.04	7.28	$18,428

Exercisable at March 31, 2007	1,870	$5.30	5.53	$12,759

     The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $0.4 million. The intrinsic value is calculated as the difference between the market value as of March 31, 2007 and the exercise price of the shares. The closing price per share of the Company’s common stock on March 30, 2007, the last trading day of the quarter, was $12.02.
Restricted Stock and Performance-Based Restricted Stock
     Starting in 2005, the Company issued restricted stock awards to certain of its employees. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense over the life of the vesting period which have ranged from one to four years in duration. For the quarter ended March 31, 2007, the Company issued 385,000 shares of restricted stock to its employees at a weighted average grant date fair value of $14.60 amounting to approximately $5.6 million. These shares vest over a two to four year period (daily pro rata vesting is calculated for employees terminated involuntarily without cause) and are expensed, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the vesting period. During the quarters ended March 31, 2007 and 2006 approximately $0.5 million and $0.1 million, respectively, of deferred restricted stock compensation cost has been amortized to expense. At March 31, 2007, approximately 770,000 shares remained unvested and there was approximately $7.9 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s nonvested restricted shares as of December 31, 2006, and changes during the quarter ended March 31, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	488	$6.65
Granted	385	14.60
Vested	(95)	3.34
Forfeited	(8)	5.80

Nonvested at March 31, 2007	770	$11.04

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company granted performance based restricted stock to certain employees which could result in the vesting and issuance of restricted stock if performance objectives are achieved. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance criteria will be satisfied. This amount is recognized ratably over the performance period. During the three months ended March 31, 2007 approximately $0.1 million of deferred performance share compensation cost has been amortized to expense. No performance share compensation cost was recorded for the three months ended March 31, 2006. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. A summary of the status of the Company’s nonvested performance restricted shares as of December 31, 2006, and changes during the quarter ended March 31, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	431	$7.81
Granted	155	14.43
Vested	(175)	4.67
Forfeited	—	—

Nonvested at March 31, 2007	411	$10.94

Employee Stock Purchase Plan
     In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the three months ended March 31, 2007 and 2006, the Company recorded approximately $0.1 million of compensation expense related to participation in the 1998 ESPP which resulted in a decrease in income from continuing operations and net income.
Note 7 — Other Liabilities
     The components of other liabilities for the periods ended March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006

	(In thousands)
Income taxes payable resulting from the implementation of FIN 48 (1)	$4,749	$—
Capital leases (2)	38	43

Total	$4,787	$43

(1)	See Note 8 to the Financial Statements for further discussion of income taxes payable resulting from the implementation of FIN 48.

(2)	The Company maintains a capital lease for office equipment for use at its corporate headquarters in East Brunswick, New Jersey. The lease term is sixty months and was entered into in 2006.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes
     In June 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the liability for unrecognized tax benefits which is included in Other Liabilities within the Company’s consolidated balance sheet. This increase in the liability resulted in a corresponding increase to the balance of accumulated deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $4.7 million as of March 31, 2007, including accrued penalty and interest.
     In accordance with FIN 48, paragraph 19, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of other expenses in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of March 31, 2007 the Company had recorded a liability of approximately $0.3 million and $0.1 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheet.
     The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is currently not under examination by the IRS; however, the tax years 2004 through 2006 remain open to examination.
     State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s state income tax returns are currently under examination by the State of New Jersey and State of New York.
     The Company is also responsible for an audit of its former subsidiary BTG-Israel by the Israeli taxing authority, which has advised the Company that it will audit the 2003 through 2005 tax years.
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
     Based upon the uncertainty of the Company’s business, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2007, the Company maintained an $11.7 million valuation allowance against its deferred income tax assets. The increase of $3.4 million to the deferred tax asset was primarily attributable to an increase in the deferred asset recorded for U.S. net operating loss carryback purposes.
     The Company’s income tax benefit from continuing operations of $3.4 million for the three months ended March 31, 2007 is primarily due to the operating loss generated in this period, and the ability to carryback this loss to decrease the Company’s 2006 tax liability.
Note 9 — Commitments and Contingencies
     Savient’s administrative offices are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. There are two five-year renewal options. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in other assets (as restricted cash) on the balance sheet at

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007 and December 31, 2006. Effective as of March 1, 2006, the Company has subleased approximately 12,400 square feet at a base average annual rental of $0.3 million for an initial term of 5 years, terminable after 3 years at the option of the subtenant. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.
     On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the U.S. District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The plaintiffs have filed an appeal in the U.S. Court of Appeals for the Third Circuit, which is currently pending. The Company intends to contest the appeal vigorously and has referred these claims to its directors and officers’ insurance carrier, which has reserved its rights as to coverage with respect to this action.
     On December 4, 2006 the Company filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher”) claiming that the defendant’s generic oxandrolone products infringe on the Company’s patents related to various methods of using Oxandrin. The Company also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher from marketing and selling their generic formulations of Oxandrin. On December 12, 2006, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by the Company of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006, the Court of Appeals denied our motion. The litigation against Sandoz and Upsher is continuing in the District Court and has entered the discovery phase. The Company intends to vigorously defend its patent position with respect to the methods of using Oxandrin to the fullest extent allowable.
     On December 5, 2006, the Company also filed a petition for reconsideration with the FDA regarding the rejection of its Citizen Petitions on the basis that FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. The Company has not received a decision or other communication regarding this petition for reconsideration to date.
     From time to time the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.
     The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.
Note 10 — Discontinued Operations
     On August 4, 2006, the Company entered into a Purchase and Sale Agreement with Ingleby (1705) Limited (Close Brothers Private Equity) (“Close Brothers”) for the sale of Rosemont, the Company’s oral liquid pharmaceuticals business in the United Kingdom. Under the terms of the sale, Close Brothers paid to the Company an aggregate purchase price of $176.0 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from the Company which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pretax gain on disposition of Rosemont was $77.2 million.
     A summary statement of discontinued operations of the former Rosemont business for the three months ended March 31, 2006, as it was included in the consolidated financial statements of the Company, is shown below.

Three Months
Ended March 31,
2006

Revenues:
Product sales, net	$9,403

9,403

Cost and expenses:
Cost of goods sold	2,997
Research and development	739
Selling, general and administrative	2,626
Amortization of intangibles	1,013

7,375

Operating income from discontinued operations	2,028
Other income, net	133

Income from discontinued operations before income taxes	2,161
Income tax expense	1,522

Income from discontinued operations	$639

     All revenues included in discontinued operations primarily relate to non-U.S. customers.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Segment Information
     The Company has identified one reportable segment which is Specialty Pharmaceutical. As of March 31, 2006, and prior to the sale of Rosemont, the Company identified two reportable segments including Specialty Pharmaceutical and Oral Liquids (Rosemont). The Specialty Pharmaceutical segment includes products which are branded prescription pharmaceuticals including Oxandrin and our former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone. Certain research and development expenses related to Puricase® are included in the Specialty Pharmaceutical segment. The Company’s former Rosemont business is included as discontinued operations.
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
     For the three months ended March 31, 2007 the Company’s one segment was equal to its enterprise totals as there were no discontinued operations to report for this period, as presented below:

	Three Months Ended March 31, 2007
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$6,426		$6,426
Operating loss before depreciation and amortization	(13,309)		(13,309)
Less:
Depreciation and amortization	154		154

Operating loss as reported	(13,463)		(13,463)
Other income, net	2,204		2,204
Income tax benefit	3,417		3,417

Loss from continuing operations	(7,842)		(7,842)

Net loss	$(7,842)	—	$(7,842)

Segment assets	$191,743	—	$191,743

Expenditures for segment assets	$311	—	$311

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of and for the three months ended March 31, 2006, the Company’s one segment as reconciled to enterprise totals, is presented below:

	Three Months Ended March 31, 2006
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$9,503		$9,503
Operating loss before depreciation and amortization	(4,862)		(4,862)
Less:
Depreciation and amortization	482		482

Operating loss as reported	(5,344)		(5,344)
Other income, net	8,722		8,722
Income tax expense	(39)		(39)

Income from continuing operations	3,339		3,339
Income from discontinued operations	—	$639	639

Net income	$3,339	$639	$3,978

Segment assets	$96,159	$133,056	$229,215

Expenditures for segment assets	$257	$548	$805

Note 12 — Investment Income, Net

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Interest and dividend income from cash equivalents	$2,370	$878
Realized and unrealized gains on short-term investment	—	12

Total investment income, net	$2,370	$890

Note 13 — Other Income (Expense), Net

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Novo Nordisk settlement	$—	$500
Ross commission payment	—	1,300
Gain on sale of Delatestryl	—	5,997
Other non-operating income (expenses)	(166)	35

Total income (expense), net	$(166)	$7,832

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On January 9, 2006, the Company completed the sale of Delatestryl, an injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals Inc., or Indevus. Under the terms of the sale, Indevus paid to the Company an initial payment of $5.0 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million of which $0.6 million was repaid during the three months ended March 31, 2007. As of March 31, 2007, the remaining balance of $0.6 million is included in the consolidated balance sheet as Other Current Assets. The Company recorded a gain of $6.0 million on the sale of Delatestryl in the first quarter of 2006.
     In December 2005, the Oxandrin co-promotion agreement with Ross terminated. Final reconciliation of the agreement determined that Ross had overcharged Savient in error by approximately $1.3 million. Ross agreed to compensate the Company for this error and as such, the Company recognized the $1.3 million in the first quarter of 2006, which is included in other income. Ross satisfied its obligation to the Company in October 2006 via a combination of a cash payment and an accounts receivable credit.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business, the development of our lead drug candidate Puricase® are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings and financial results.
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
     We currently sell and distribute branded and generic versions of oxandrolone, which are used to promote weight gain following involuntary weight loss. We sell and distribute the branded version of oxandrolone in the United States under the name Oxandrin®, and we distribute our authorized generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc., or Watson. We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin. We plan to continue to market and distribute the Oxandrin brand product directly through wholesalers.
     We are currently developing Puricase®, a drug targeting the control of elevated levels of uric acid in the blood, or hyperuricemia, in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. Puricase is in Phase 3 clinical development and has received “orphan drug” designation by the Food and Drug Administration, or the FDA. Orphan drug designation may prevent competitive products of the same class that are not shown to be clinically superior from receiving FDA approval for the same indication for a period of seven years from time of FDA authorization for marketing. Our strategic plan is to advance the development of Puricase and expand our product portfolio by in-licensing late-stage compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.
     Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom and some European Union countries through our former United Kingdom subsidiary, Rosemont Pharmaceuticals, Ltd, which we refer to as Rosemont. We sold Rosemont in August 2006 to Ingleby (1705) Limited (Close Brothers Private Equity), or Close Brothers, for $176.0 million.

     In January 2006, we completed the sale of Delatestryl, our former injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals, Inc., or Indevus. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $6.0 million gain on the sale of Delatestryl was recorded for the three months ended March 31, 2006.
     We have restructured our commercial operations in 2006 and 2007 such that we currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of Puricase. As part of this restructuring, we discontinued our 19 person Oxandrin field sales force in January 2007. The results of our former Rosemont subsidiary are included as discontinued operations in our consolidated financial statements.
     We were founded in 1980 and renamed Savient Pharmaceuticals, Inc. in June 2003. We conduct our administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from our headquarters in East Brunswick, New Jersey.
Specialty Pharmaceuticals
     Our financial results have been dependent on sales of Oxandrin since its launch in December 1995. Sales of Oxandrin accounted for 74% and 99% of our continuing net product sales for three months ended March 31, 2007 and 2006, respectively. Generic competition for Oxandrin began in December 2006. Introduction of generic products have caused a significant decrease in our Oxandrin revenues, which will adversely affect us financially and have required us to scale back some of our business activities. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results. We believe we have sufficient cash on hand to fund our ongoing operations including the development of Puricase for at least the next twenty-four months. Our generic competitors are Sandoz Pharmaceuticals and Upsher-Smith.
     In response to the December 2006 introduction of generic competition for Oxandrin, we, through our distribution partner Watson, began distributing an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin brand equivalent product manufactured and supplied by us. Sales of oxandrolone accounted for 26% of our net product sales for the three months ended March 31, 2007. We believe Watson will capture a significant portion of the generic market and through March 31, 2007, has captured approximately 47% of the generic market. The authorized generic of oxandrolone tablets has met all quality control standards of the Oxandrin brand and will contain the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.
     In May 2006, we received written notification of approval from the FDA of a Special Protocol Assessment for Puricase. We have implemented Phase 3 protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional therapy is contraindicated or has been ineffective. In June 2006, we began patient dosing in our Phase 3 clinical trials of Puricase. Patient recruitment for the clinical trials was completed in March 2007. Subject to successful completion of our Phase 3 clinical trials, we are targeting to file a Biologic License Application for Puricase with the FDA in early 2008 and expect an FDA action date by early 2009, assuming a standard FDA review.
     In January 2006, we completed the sale to Indevus of Delatestryl, our former injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $6.0 million gain on the sale of Delatestryl was recorded for the three months ended March 31, 2006. Prior to the sale, product sales of Delatestryl had decreased significantly as a result of the reintroduction of a generic version of Delatestryl into the market in March 2004.

Impact of Oxandrin Generic Competition
     Generic competition for Oxandrin began in December 2006. Introduction of generic products has resulted in a significant decrease in our Oxandrin revenues for the three months ended March 31, 2007, which has adversely affected us financially and has required us to scale back some of our business activities. As a result, we anticipate that revenues from Oxandrin will be less significant for our future operating results.
     We have evaluated the impact of the generic competition on current demand for Oxandrin. In December 2006, we increased valuation reserves related to Oxandrin inventory in the amount of $2.6 million, increased reserves related to product returns in the amount of $0.4 million and recorded purchase commitment accruals in the amount of $2.0 million for inventory that we have agreed to purchase in the future. In March 2007, we entered into an agreement with our supplier which reduced the purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory. Accordingly, we have reduced our purchase commitment accrual and cost of goods sold by $1.1 million during the quarter ended March 31, 2007. Additionally, based on revised favorable demand forecasts for Oxandrin, we decreased our reserve for product returns by $0.2 million. These reserves are subject to revision depending on the accuracy of our estimates.
     The introduction of Oxandrin generics has lowered the demand for Oxandrin. We anticipate that sales will continue to trend downward and that in near term, shipments will decline in order to ensure that product currently at the wholesalers and retailers will have ample expiration dating.
     Our authorized generic oxandrolone is currently competing with third-party generics. As a generic product, it is yielding lower selling prices than our Oxandrin product and therefore is not totally offsetting the reduction in Oxandrin revenues.
Discontinued Operations
     During August 2006, we sold our U.K. oral liquid pharmaceuticals business, Rosemont, to Close Brothers. Under the terms of the sale, Close Brothers paid to us an aggregate purchase price of $176.0 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from us which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The approximate pretax gain on the disposition of Rosemont was $77.2 million.
     Revenue from discontinued operations, operating income from discontinued operations, and income from discontinued operations for the quarter ended March 31, 2006 was $9.4 million, $2.0 million and $0.6 million, respectively, all attributable to the operations of Rosemont. We did not have discontinued operations during the quarter ended March 31, 2007 as Rosemont was sold in August 2006. The results of discontinued operations are not included in the discussion entitled “Results of Operations.”
Results of Operations
     The results of operations discussion relates to continuing operations. The results of our discontinued operations were discussed above in the section entitled “Discontinued Operations.” We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:
•	the timing and amount of product sales,

•	changing demand for our products including seasonal buying and usage patterns,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payor reimbursement policies for our products,

•	increased competition from new or existing products, including generic products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments relating to license agreements,

•	the timing and amount of expenses relating to our operations,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions or divestitures.
     The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended March 31,
	2007		2006
Oxandrin	$4,699	73.6%	$9,372	98.6%
Oxandrolone (1)	1,682	26.4%	—	0.0%
Delatestryl (2)	—	0.0%	131	1.4%

	$6,381	100.0%	$9,503	100.0%

(1)	On December 29, 2006, we launched our authorized generic of Oxandrin which is distributed through Watson.

(2)	On January 9, 2006, we completed the sale of Delatestryl to Indevus.
     We believe that sales of our products will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:
•	maintaining or increasing business with our existing products,

•	expanding into new markets, and

•	commercializing additional products.
Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006.
     Revenues
     Total revenues were $6.4 million and $9.5 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of $3.1 million, or 32%. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic product, oxandrolone, through our distribution agreement with Watson.
•	Sales of Oxandrin were $4.7 million and $9.4 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of $4.7 million, or 50%. This decrease is primarily attributable to generic competition which began in December 2006. Total prescription volume for Oxandrin declined by 52% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Partially offsetting the lower Oxandrin sales was a price increase in January 2007 and a decrease in Medicaid rebate expenses due in part to the initiation of the Medicare Part D drug program.
Due to the generic competition for Oxandrin, we expect that sales will continue to decline in future periods. The rate of decline will be dependent on factors including the pricing of generic products and the number of generic products in the marketplace.
•	Revenues from oxandralone were $1.7 million for the three months ended March 31, 2007 an increase of $1.7 million from the same period in 2006 as our authorized generic product was launched in December 2006. We expect that revenues of oxandrolone will modestly increase or remain flat in future periods but will not totally offset the decline in Oxandrin sales.

     Cost of goods sold
     Cost of goods sold for the three months ended March 31, 2007 resulted in a net credit balance of $0.4 million primarily due to a $1.1 million reversal of an accrual in 2006 for minimum purchase requirements of Oxandrin raw material inventory. In March 2007, we entered into an agreement with our supplier reducing the future commitment in lieu of a final contract amendment payment of $0.9 million. The impact of the adjustment to the commitment has positively impacted cost of sales for the three months ended March 31, 2007. Cost of goods sold, excluding the $1.1 million purchase commitment accrual reversal, was $0.8 million for the three months ended March 31, 2007, as compared to $0.9 million for the three months ended March 31, 2006.
     Research and development expenses
     Research and development expenses were $12.8 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively, an increase of $9.6 million. This increase was primarily attributable to Puricase Phase 3 clinical trials and Puricase manufacturing-related validation batch and process development expenses. In addition, in March 2007, we entered into a supply agreement with our former third-party manufacturer of Puricase in which we committed to a $3.0 million fee to reserve manufacturing capacity. This fee will earn interest on behalf of Savient and will be applied as credits towards future orders of Puricase, if approved. Since the future economic benefit of this fee is unknown pending the regulatory approval of Puricase, this fee represents a $3.0 million research and development expense in the three months ended March 31, 2007.
     Selling, general and administrative expenses
     Selling, general and administrative expenses were $7.4 million and $10.7 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of $3.3 million, or 31%. This decrease was primarily attributable to a $2.5 million reduction in audit, outsourced financial consulting and Sarbanes-Oxley consulting fees and a $0.8 million reduction in advertising and promotion costs for Oxandrin as these activities were terminated due to generic competition. Sales force compensation expenses were lower by $0.4 million due to the termination of our 19 person Oxandrin sales force in January 2007 offset by a $0.4 million severance liability related to the cost of terminating our sales force.
     Commissions and royalties expenses
     Commissions and royalties expenses were lowered by $1,000 for the three months ended March 31, 2007 from the same period in 2006 due primarily to the termination of our agreement with Ross Pharmaceuticals Limited on sales of Oxandrin for the long-term care market.
     Investment income
     Investment income was $2.4 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively, an increase of $1.5 million. This increase primarily resulted from interest on higher cash balances in the first quarter of 2007 and higher effective interest rates.
     Other income (expense)
     Other income (expense), represented expense of $0.2 million and income of $7.8 million for the three months ended March 31, 2007 and 2006, respectively, a decrease in income of $8.0 million. This decrease is primarily attributable to the gain on the sale of Delatestryl of $6.0 million and a $1.3 million settlement with Ross Pharmaceutical Limited related to commission payment overcharges, both recorded during the quarter ended March 31, 2006.
     Income tax expense
     The provision for income taxes, for the three months ended March 31, 2007 and 2006, was a tax benefit of $3.4 million and an expense of $39,000, respectively, a reduction in income tax expense of $3.5 million. The reduction in income tax expense was primarily attributable to the loss from continuing operations for the three month period ended March 31, 2007.

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
     At March 31, 2007, we had $174.9 million in cash, cash equivalents and short-term investments, which represented a decrease of $4.5 million from December 31, 2006. This decrease was primarily due to our $7.8 million net loss for the three months ended March 31, 2007, offset partially by the receipt of $2.5 million from a tax refund for BTG-Israel, our former wholly owned subsidiary, and the receipt of $0.6 million from the note receivable from Indevus related to the sale of Delatestryl inventory.
     We expect that we will incur substantial operating losses in 2007 which will result in a refund claim for a significant portion of the federal income taxes paid in 2006 of approximately $20.0 million. The taxes paid in 2006 primarily related to the gain on the sale of Rosemont and was recorded as income tax expense within discontinued operations during 2006. It is anticipated that any refund of 2006 taxes paid would be refunded to us in late 2008 or 2009.
     The impact of generic competition has had and will continue to have a negative impact on our operation and our cash reserves. We have reduced or eliminated expenses and activities related to the generic competition for Oxandrin, none of which in total will offset the decline in revenues. We anticipate that the development of Puricase will require substantial capital and will have a negative impact on our financial resources in 2007 and beyond. Additionally, in April 2007, we made a $3.0 million payment to our third-party manufacturer for Puricase in accordance with our manufacturing agreement and to reserve manufacturing capacity for planned commercial launch in the future. In the three months ended June 30, 2007, we anticipate making a one-time payment of $0.9 million for the settlement of the future inventory commitment for oxandrolone.
     We believe that our cash sources as of March 31, 2007, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next twenty-four months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals.
     Our future capital requirements will depend on many factors, including the following:
•	the level of sales deterioration as a result of Oxandrin generic competition,

•	continued progress in our research and development programs, particularly with respect to Puricase,

•	the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Puricase, and any other product candidates that we may seek to develop in the future,

•	the quality and timeliness of the performance of our third-party suppliers and distributors,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation,

•	the outcome of pending legal actions and the litigation costs with respect to such actions,

•	our ability to establish and maintain collaborative arrangements, and

•	our ability to in-license other products or technology which will require marketing or clinical development resources.

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
Contractual Obligations
     As a result of the adoption of FIN 48 on January 1, 2007, we have a liability of unrecognized tax benefits of $4.7 million. We are unable to reasonably estimate the amount or timing of payments for this liability, if any. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligations table, other than those previously discussed related to the purchase commitment, which was included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The following accounting policies include management estimates that are most critical to our reported financial results:
     Product revenue recognition. Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, we began shipping oxandrolone to our distributor. We will account for oxandrolone shipments on a consignment basis until the product is sold into the wholesale market. We will defer the recognition of revenue related to these oxandrolone shipments until our distributor confirms to us that the product has been sold into the wholesale market and we consider that all other revenue recognition criteria has been met. We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin, or SAB, No. 101, “ Revenue Recognition in Financial Statements ,” as amended by SAB No. 104, or together SAB 104, and Statement of Financial Accounting Standards, or SFAS, No. 48. “ Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned.
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

(2)	the buyer has paid and the obligation is not contingent on resale of the product,

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
     Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)

Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg(1)	3
Delatestryl (2)	5

(1)	In 2006, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage demonstrated stability over a three-year shelf life and thus we modified the product’s label to indicate a three-year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)	On January 9, 2006, we completed our sale of Delatestryl to Indevus. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.
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

that will allow the product to be sold through the distribution channel without nearing its expiration date. Currently we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third-party distributor. In addition, we entered into a distributor service agreement with one of our large wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better distribution channel inventory management, higher levels of distribution channel transparency, and more consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

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

(6)	the introduction of competitors’ products with superior technology or greater than expected market acceptance, and

(7)	other factors that affect market demand and changing trends in that demand for the registrant’s products.
     As a result of Oxandrin generic competition which began in December 2006, we analyzed the impact on product returns considering the product currently at wholesalers and retailers, and current demand forecasts. As a result, we increased our product return reserve by $0.4 million for the year ended December 31, 2006. The demand forecasts were revised as of March 31, 2007 and as a result, we lowered our product return reserve by $0.2 million. The aggregate net return allowance reserve as of March 31, 2007 and December 31, 2006 were $2.2 million and $2.5 million, respectively.

     Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of March 31, 2007 and December 31, 2006 was $0.4 million and $1.3 million, respectively.
     Inventory valuation. We state inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.
     As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserve as of March 31, 2007 and December 31, 2006 were $8.3 million.
     In addition, we had committed to minimum purchase requirements of Oxandrin raw material inventory in the future which, based on current demand forecasts, were not expected to be sold. We previously accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006. In March, we entered into an agreement with our supplier which reduced the purchase commitment obligation in lieu of a one-time payment of $0.9 million. We have reduced our purchase commitment accrual and cost of goods sold by $1.1 million during the quarter ended March 31, 2007.
     Share-based Compensation. Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date and granted options for employees generally vest ratably over a four-year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense, including the option’s expected term and the price volatility of the underlying stock.
     The cumulative effect on income from continuing operations and net income for the quarter ended March 31, 2007 was approximately $0.7 million which includes both stock option and employee stock purchase plan expenses. As of March 31, 2007, there was $5.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Through March 31, 2007, we granted performance share awards to certain employees which could result in the vesting and issuance of restricted stock if identified performance objectives are achieved. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance criteria will be satisfied. This amount is recognized ratably over the performance period. During the quarter ended March 31, 2007 approximately $0.1 million of deferred performance share compensation cost has been amortized to expense. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied.
     Research and development. All research and development costs are expensed as incurred. In the period ended March 31, 2007, the Company incurred a $3.0 million charge related to the manufacturing agreement with its third-party manufacturer for Puricase. This expense is for the reservation of manufacturing capacity with our third-party manufacturer and will be applied to future orders of Puricase, if approved. Since the future economic benefit of this fee is unknown pending the regulatory approval of Puricase the full cost of this fee was expensed in the current period as a research and development expense.

     Income taxes. In June 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the liability for unrecognized tax benefits which is included in Other Liabilities within the Company’s consolidated balance sheet. This increase in the liability resulted in a corresponding increase to the balance of accumulated deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $4.7 million as of March 31, 2007, including accrued penalty and interest.
Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate any disclosure requirements included in other accounting standards. We have not yet determined if we will elect to apply the options presented in SFAS No. 159, the earliest effective date that we can make such an election is January 1, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO as appropriate, to allow timely decisions regarding required disclosure.

     We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
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
     Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
     On December 1, 2006, the Food and Drug Administration denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications (“ANDAs”) for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labelling for geriatric dosing of Oxandrin on June 20, 2008. Also on December 1, 2006, the FDA approved the ANDAs previously filed by Sandoz for 2.5 mg and 10 mg, and Upsher-Smith for 2.5 mg, dosage forms of generic oral products containing oxandrolone. On December 5, 2006, we filed a petition for reconsideration with the FDA regarding their rejection of our Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. We have not received a decision or other communication regarding this petition for reconsideration to date.
     Following the FDA’s actions, on December 4, 2006 we filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals Corp. (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher”) claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher from marketing and selling their generic formulations of Oxandrin. On December 12, 2006 the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by us of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006 the Court of Appeals denied our motion for a preliminary injunction. Following this, we launched an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages in December 2006 which is distributed by Watson Pharmaceuticals. The launch of oxandrolone is in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz and Upsher is continuing in the District court and has entered the discovery phase. The Company intends to vigorously defend its patent position with respect to the methods of using Oxandrin to the fullest extent allowable.
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
ITEM 1A. RISK FACTORS
     Our Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the development of our lead drug candidate Puricase are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.
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
     Much of our near term results will depend on our successfully completing clinical testing of Puricase and, if successful, commercial launch of this product. In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase showed effectiveness in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, of our Phase 3 protocols. On May 3, 2006, we announced we had received written notification from the FDA that the SPA was approved. After receipt of this approval, we implemented the protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. We commenced Phase 3 patient dosing in June 2006 and completed patient recruitment for the clinical trials in March 2007.
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
     Our ability to commercialize Puricase or any other product candidate that we may develop in the future will depend on several factors, including:
•	successfully completing clinical trials,

•	successfully manufacturing fully comparable clinical and commercial drug supplies,

•	receiving marketing approvals from the FDA and similar foreign regulatory authorities,

•	establishing commercial manufacturing arrangements with third-party manufacturers,

•	launching commercial sales of the product, whether alone or in collaboration with others, and

•	acceptance of the product in the medical community and with third-party payers and consumers.
     There is no guarantee that we will successfully accomplish any or all of the above factors, and our inability to do so may result in significant delays, unanticipated costs or the failure of the clinical development and commercialization of Puricase, which would have a material adverse effect our business. We will face similar drug development risks for any other product candidates that we may develop in the future.
     Our ability to engage in in-licensing or partnering transactions in certain specialty areas in the future will depend on several factors, including:
•	identifying products that fit within our product portfolio, and
•	successfully competing for early and late-stage development products.
     There is no guarantee that we will successfully accomplish any of the above factors, and our inability to do so may result in our not fully or partially implementing our business strategy, which may have a material adverse effect on our business.

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
     The Phase 3 clinical trials are being conducted in the United States, Canada and Mexico. Our Phase 3 trials may be unsuccessful which would materially harm our business. Even if these trials are successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a Biologics License Application, or BLA, can be filed with the FDA for marketing approval or as a condition of approval.
     Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize Puricase, including:
•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site,

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising,

•	enrollment in our clinical trials may be slower than we currently anticipate, or participants may drop out of our clinical trials at higher rates than we currently anticipate,

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks,

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including non-compliance with regulatory requirements,

•	the cost of our clinical trials may be greater than we currently anticipate,

•	we may encounter difficulties or delays in obtaining sufficient quantities of clinical products or other materials necessary for the conduct of our clinical trials,

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions, and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
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
     If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:
•	be delayed in obtaining marketing approval for our product candidates,

•	not be able to obtain marketing approval,

•	obtain approval for indications that are not as broad as intended, or

•	not obtain marketing approval before other companies are able to bring competitive products to market.

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
     Although we may determine to enter certain markets outside of the United States ourselves, we are seeking to explore a development and commercialization partner for Puricase outside the United States as part of our strategic business plan. To date, we have not identified a suitable partner outside the United States that meets the criteria we are seeking, and we may continue to have difficulty in this area for a number of reasons. In particular, certain companies may not want to partner Puricase because it is a biologic and they focus on small molecule products or in some instances gout therapy is outside their preferred therapeutic area focus. Other companies only wish to partner for global rights, including the United States, a transaction structure that we do not wish to pursue. Additionally, the licensing and partnering of biopharmaceutical and pharmaceutical products is a competitive area with numerous companies pursuing strategies similar to those that we are pursuing, to license and partner products. If we are unsuccessful in partnering Puricase outside the United States and are unable to fully exploit the commercial opportunity for the product ourselves in these markets, the full potential of Puricase may not be realized.
     Our strategic focus includes an initiative to in-license or partner other novel compounds to build our development portfolio. We may not be successful in our efforts to expand our portfolio of products in this manner.
     As part of our strategic business plan, we are seeking an active in-licensing or partnering program to access and develop novel compounds in later clinical development. This is a highly competitive area with virtually every pharmaceutical, biotechnology and specialty pharmaceutical company publicly stating that they are seeking in-license product opportunities. Certain of these companies are also pursuing strategies to license or acquire products similar to those that we are pursuing. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:
•	we may be unable to identify suitable products or product candidates within our areas of expertise,

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on our investment in the product, or

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us.
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
Risks Related to Our Business
     We incurred an operating loss from continuing operations for the year ended 2006 and the first quarter of 2007 and anticipate that we may incur operating losses from continuing operations for the foreseeable future. If we are unable to commercialize Puricase or any other product candidates, we may never achieve operating profitability.
     Since 2004, we have incurred substantial operating losses from continuing operations. Our operating loss from continuing operations was $14.5 million for the year ended December 31, 2005, $17.0 million for the year ended December 31, 2006, and $13.5 million for the quarter ended March 31, 2007. Our operating losses from continuing operations have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial, and even increasing, operating losses from continuing operations for the foreseeable future. Our continuing operations financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 99%, and 92% of our continuing net product sales in the years ended 2006 and 2005, respectively. Sales of Oxandrin accounted for 74% of our continuing net product sales for the quarter ended March 31, 2007. Moreover, we expect that our revenues will decline significantly, and our results of operations will be materially adversely affected as the FDA has approved generic versions of Oxandrin in December 2006 which is currently on the market. As a result, we launched our authorized generic oxandrolone product in December 2006 which accounted for 26% of our continuing net product sales for the quarter ended March 31, 2007. In addition, our consolidated net income from 2005 and 2006 and positive cash flow was substantially attributable to the operating results of Rosemont and the gain on disposition of Rosemont which are included in our consolidated financial statements as discontinued operations.
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
     Our sales of Oxandrin in the United States are principally to three major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. In the past, wholesalers have reduced their inventories of Oxandrin and we expect that wholesalers will continue to reduce inventories as a result of generic competition of Oxandrin. Generic competition for Oxandrin began in December 2006 following the denial by the Court of Appeals for the Federal Circuit of our motion for a stay pending appeal from the District Court’s denial of injunctive relief in connection with our lawsuit against Sandoz Pharmaceuticals and Upsher-Smith Laboratories for infringement of our patents related to various methods of using Oxandrin (oxandrolone). Moreover, we may face additional generic competition from Barr Laboratories, Inc. (“Barr”) which filed an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets prior to expiration of our patents. In February 2007, Barr notified us that it amended its ANDA to carve out of its proposed labelling uses for the generic oxandrolone tablet that would infringe our issued use patents. As a result, we have agreed to dismiss the action without prejudice.
     The introduction of generic forms of Oxandrin on the market by two competitors, and the possible introduction by a third competitor, will negatively affect our results of operations and may render our existing Oxandrin inventory obsolete. Net sales of Oxandrin were $47.0 million and $44.4 million for the years ended 2006 and 2005, respectively, representing approximately 99% and 92% of our continuing net product sales, respectively. For the quarter ended March 31, 2007 net sales of Oxandrin were $4.7 million, representing 74% of our continuing net product sales. We anticipate that Oxandrin will be a less significant product for our future operating results. The balance of our sales for the quarter ended March 31, 2007 was related to our authorized generic oxandrolone product which accounted for $1.7 million in net product sales, or 26% of our continuing net product sales.
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

     We have considered the demand deterioration as part of our estimates into our product return; however our demand forecasts are based upon management’s best estimates. As of March 31, 2007 and December 31, 2006, our allowance for product returns was $2.2 million and $2.5 million, respectively. Future product returns in excess of our historical reserves could reduce our revenues and adversely affect our results of operations.
     If third parties on which we rely for distribution of our generic version of oxandrolone do not perform as contractually required or as we expect, our results of operations may be harmed.
     We do not have the ability to independently distribute our generic version of oxandrolone tablets. In response to the generic competition that Oxandrin experienced in December 2006, we immediately launched, through our distribution partner, Watson Pharmaceuticals, a generic version of oxandrolone tables, (USP) C-III, an Oxandrin brand equivalent product manufactured and supplied by us. We depend on Watson to distribute this product for us, and we have a supply and distribution agreement with Watson. We do not control many aspects of Watson’s activities. If Watson fails to carry out its obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our generic version of oxandrolone may not compete successfully against other generics of oxandrolone, and our results of operations could be harmed.
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
     If and when commercialized, Puricase will be launched in the gout treatment-failure population, an indication for which there is currently no product commercially available. Products used to treat the symptoms of gout, such as gout flares and synovitis, could be used concomitantly in patients also using Puricase, as long as symptoms and signs of the disease persist. Other uric acid lowering therapies, such as probenecid, and allopurinol, have not been tested for use in combination with Puricase.
     Our products must compete favorably to gain market acceptance and market share. An important factor in determining how well our products compete is the timing of market introduction of competitive products. For example, the most recent competitors to enter the oxandrolone market were Sandoz and Upsher-Smith with their introductions of generic oral products containing oxandrolone. We expect these products, as well as our generic version of oxandrolone, to displace Oxandrin. Additional competition also occurs with the entry of therapeutic options, for example, Par Pharmaceutical Companies, Inc. (“Par”) introduced megace ES in June 2005. Megace ES is primarily displacing generic megace which represents 75% of the involuntary weight loss market, but also has an effect on Oxandrin sales. Accordingly, the relative speed with which we and competing companies can develop other products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.
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
     Manufacturing our products requires us to meet stringent quality control standards. In addition, we depend on third parties to manufacture our products and plan to rely on third parties to manufacture any future products. If these third-party suppliers, and particularly our sole source supplier for Puricase, fail to supply us for any reason, our revenues and product development efforts may be materially adversely affected.
     We depend on third parties for the supply of our products. Failure of any third-party to meet applicable regulatory requirements may adversely affect our results of operations or result in unforeseen delays or other problems beyond our control.
     The manufacture of our products involves a number of technical steps and requires our third-party suppliers and manufacturers to meet stringent quality control and quality assurance specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill market demand, or the inability of our third-party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.
     Other risks involved with engaging third-party suppliers include:
•	reliance on the third-party for regulatory compliance and quality control assurance,

•	the possible breach of the manufacturing agreement by the third-party or the inability of the third-party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel, and

•	the possibility of termination or non-renewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.
     We rely on a single source supplier for the manufacture of our product candidate Puricase. We also have a single source supplier of a key raw material contained in Puricase with which we currently have no long term supply agreement. In addition, we have entered into an arrangement with BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase. The continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. These hostilities have, at times, caused security and economic problems in Israel.
     The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel make it unlikely that we will be able to initiate sources of supply of Puricase other than BTG-Israel, prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of the product under our agreement and in turn affect our ability to complete the clinical development of Puricase. While we are seeking to identify additional secondary sources of supply of Puricase and concluding a long term supply agreement with the supplier of the key raw materials for the product, the completion of the process to successfully identify and reach agreement with such additional secondary source and the time to conduct a technology transfer to enable the secondary source to scale up and validate its manufacturing processes for Puricase will be lengthy. If we experience an interruption in the supply of Puricase from BTG-Israel or the raw materials from other third-party suppliers before we have succeeded in concluding long term supply arrangements and entering into and validating a secondary supply arrangement for Puricase, it may materially adversely affect our financial results.
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
     Failure by our third-party suppliers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third-party suppliers with these regulations and standards.
     Changes in manufacturing processes or procedures, including changes in the location where an API or a finished product is manufactured or changes in a third-party supplier may require prior FDA or other governmental review or approval or revalidation of the manufacturing process. This is particularly an issue with biologic products, such as our product candidate Puricase. This review or revalidation may be costly and time-consuming.
     Because there are a limited number of manufacturers that operate under applicable regulatory requirements, it may be difficult for us to change a third-party supplier if we are otherwise required to do so.
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
     The risks that we are likely to face in connection with any future strategic alliances include the following:
•	strategic alliance agreements are typically for fixed terms and are subject to termination under various circumstances, including, in many cases without cause,

•	we may rely on collaborators to manufacture the products covered by our alliances,

•	the areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties, may be limited as a result of non-competition provisions of our strategic alliance agreements, and

•	failure to establish steady supply of essential raw materials from vendors.

     Our sales depend on payment and reimbursement from third-party payors and a reduction in the payment or reimbursement rate could result in decreased use or sales of our products.
     Most patients rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The United States Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003 which was expanded by the Medicare Part D prescription plan that went into effect January 1, 2006. As a result, in some cases our prices are negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than if we did not participate in this program. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.
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
     Third-party payors, states, and federally subsidized programs are challenging the prices charged for medical products and services, and many third-party payors, states, and federally subsidized programs consistently limit reimbursement for healthcare products, including Oxandrin and our authorized generic version of oxandrolone. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.
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
Risks Related to Previous Weaknesses in our Internal Controls
     We previously identified material weaknesses in our internal controls over financial reporting. Although these material weaknesses have been fully remediated, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.
     We previously identified material weaknesses in our internal control over financial reporting. These material weaknesses have been fully remediated as described further in Item 9A of our 2006 Annual Report on Form 10-K. In our 2006 Annual Report on Form 10-K, and updated in this Quarterly Report on Form 10-Q (Item 4), we have determined that out disclosure controls and procedures are effective.
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

     As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.
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
     Litigation is inherently uncertain and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:
•	cease selling products or undertaking processes that are claimed to be infringing a third-party’s intellectual property,

•	obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property’s owner, which licenses may not be available on reasonable terms, or at all,

•	redesign those products or processes that are claimed to be infringing a third-party’s intellectual property, or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.
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
     Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, such as the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labelling, promotion and distribution of pharmaceutical products for human use. All of our products, manufacturing processes and facilities require governmental licensing, registration or approval prior to commercial use, and maintenance of those approvals during commercialization. Our prescription pharmaceutical products cannot be marketed in the United States until they have been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA are substantial. The approval process applicable to products of the type being developed by us usually takes many years from the commencement of human clinical trials and typically requires substantial expenditures. We may encounter significant delays or excessive costs in our or their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe and efficacious for the treatment of the target indication. The timing of completion of clinical trials depends on a number of factors, many of which are outside our control. In addition, we may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.
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
     Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional governmental requirements may be established that could prevent or delay regulatory approval of our products. Moreover, from time to time legislation is drafted and introduced in Congress that could provide for a reduced regulatory threshold for the approval of generic competition, especially with respect to biologic products. We cannot predict what effect changes in regulations, enforcement positions, statutes or legal interpretations, when and if promulgated, adopted or enacted, may have on our business in the future. Changes could, among other things, provide for a reduced regulatory threshold for the approval of generic competition, especially with regard to biologics products, require changes to manufacturing methods or facilities, expanded or different labelling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded scientific substantiation requirements. These changes, or new legislation, could adversely affect our business.
Risks Relating to an Investment in Our Common Stock
     Our stock price is volatile, which could adversely affect your investment.
     Our stock price is volatile. Since January 1, 2005, our common stock had traded as high as $15.75 per share and as low as $2.25 per share. The market price of our common stock may be influenced by many factors, including:
•	our ability to successfully implement our strategic business plan,

•	announcements of technological innovations or new commercial products by us or our competitors,

•	announcements by us or our competitors of results in pre-clinical testing and clinical trials,

•	regulatory developments,

•	patent or proprietary rights developments,

•	public concern as to the safety or other implications of biotechnology products,

•	changes in our earnings estimates and recommendations by securities analysts,

•	period-to-period fluctuations in our financial results, and

•	general economic, industry and market conditions.
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
     Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:
•	the amount and timing of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payor reimbursement policies for our products,

•	increased competition from new or existing products, including generic products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments from licensees,

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•	the timing and amount of expenses relating to sales and marketing,

•	the timing and amount of expenses relating to general and administrative activities,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions.
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
     Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent an attempt by a third-party to acquire control of us. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third-party that owns 15% or more of our common stock. This provision does not apply if:
•	our board of directors approves the transaction before the third-party acquires 15% of our stock,

•	the third-party acquires at least 85% of our stock at the time its ownership goes past the 15% level, or

•	our board of directors and two-thirds of the shares of our common stock not held by the third-party vote in favor of the transaction.
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

Dated: May 9, 2007

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