Form 10-Q
period 2007-06-30
SAVIENT PHARMACEUTICALS INC
filed 2007-08-08
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of August 6, 2007 was 53,374,024.

SAVIENT PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period June 30, 2007

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$161,130	$177,293
Short-term investments	2,561	2,103
Accounts receivable, net	3,308	3,517
Notes receivable	630	644
Inventories, net	3,262	4,203
Recoverable income taxes (Note 8)	7,462	—
Prepaid expenses and other current assets	4,261	7,098

Total current assets	182,614	194,858

Property and equipment, net	1,531	1,139
Other assets (including restricted cash of $1,280)	1,280	1,896

Total assets	$185,425	$197,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,695	$4,552
Deferred revenue	1,309	416
Other current liabilities	12,781	15,196

Total current liabilities	16,785	20,164

Other liabilities (Note 7)	5,160	43
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock—$.01 par value, 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value, 150,000,000 shares authorized; 53,327,000 shares issued and outstanding at June 30, 2007 and 52,309,000 shares issued and outstanding at December 31, 2006	533	523
Additional paid in capital	196,665	189,496
Accumulated deficit	(36,252)	(14,316)
Accumulated other comprehensive income	2,534	1,983

Total stockholders’ equity	163,480	177,686

Total liabilities and stockholders’ equity	$185,425	$197,893

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$3,098	$13,760	$9,479	$23,263
Other revenues	31	100	76	100

	3,129	13,860	9,555	23,363

Cost and expenses:
Costs of goods sold (Note 2)	645	1,361	289	2,219
Research and development (Note 4)	11,194	4,166	24,018	7,414
Selling, general and administrative	7,108	8,539	14,529	19,279
Commissions and royalties	—	4	—	5

	18,947	14,070	38,836	28,917

Operating (loss) from continuing operations	(15,818)	(210)	(29,281)	(5,554)
Investment income	2,300	916	4,670	1,806
Other income (expense), net	(165)	465	(331)	8,297

Income (loss) from continuing operations before income taxes	(13,683)	1,171	(24,942)	4,549
Income tax expense (benefit)	(4,050)	(35)	(7,467)	4

Income (loss) from continuing operations	(9,633)	1,206	(17,475)	4,545
Income from discontinued operations, net of income taxes (Note 10)	—	2,036	—	2,675

Net income (loss)	$(9,633)	$3,242	$(17,475)	$7,220

Earnings (loss) per common share, from continuing operations:
Basic	$(0.18)	$0.02	$(0.33)	$0.07

Diluted	$(0.18)	$0.02	$(0.33)	$0.07

Earnings per common share, from discontinued operations:
Basic	$—	$0.03	$—	$0.04

Diluted	$—	$0.03	$—	$0.04

Earnings (loss) per common share:
Basic	$(0.18)	$0.05	$(0.33)	$0.11

Diluted	$(0.18)	$0.05	$(0.33)	$0.11

Weighted average number of common and common equivalent shares:
Basic	52,419	61,358	52,209	61,286
Diluted	52,419	62,456	52,209	62,216
The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional		Other	Total
	Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Income	Equity
Balance December 31, 2006	52,309	$523	$189,496	$(14,316)	$1,983	$177,686

Comprehensive loss:
Net loss	—	—	—	(17,475)	—	(17,475)
Unrealized gain on marketable securities, net	—	—	—	—	458	458
Currency translation adjustment	—	—	—	—	93	93

Total comprehensive loss						(16,924)

Cumulative impact of change in accounting related to the adoption of FIN 48 (Note 8)	—	—	—	(4,461)	—	(4,461)
Issuance of restricted stock	588	5	(5)	—	—	—
Amortization of deferred compensation	—	—	1,415	—	—	1,415
Forfeiture of restricted stock grants	(8)	—	—	—	—	—
Issuance of common stock	127	2	413	—	—	415
ESPP compensation expense	—	—	76	—	—	76
Stock option compensation expense	—	—	1,555	—	—	1,555
Tax benefit of share-based compensation	—	—	1,962	—	—	1,962
Exercise of stock options	311	3	1,753	—	—	1,756

Balance, June 30, 2007 (Unaudited)	53,327	$533	$196,665	$(36,252)	$2,534	$163,480

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(17,475)	$7,220
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	321	959
Amortization of intangible assets	—	2,025
Recoverable income taxes	(7,462)	—
Deferred income taxes	—	(703)
Gain on sale of Delatestryl	—	(5,884)
Common stock issued as payment for services	51	67
Amortization of deferred compensation related to restricted stock (including performance shares)	1,415	167
Stock option and ESPP compensation	1,631	758
Changes in:
Accounts receivable, net	209	(232)
Inventories, net	941	(110)
Prepaid expenses and other current assets	2,837	(2,396)
Accounts payable	288	950
Income taxes payable	(2,145)	—
Other liabilities	(1,982)	(2,011)
Deferred revenues	893	1,973

Net cash provided by (used in) operating activities	(20,478)	2,783

Cash flows from investing activities:
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	—	6,700
Proceeds from sale of Delatestryl and collection of note receivable issued in connection with sale	644	5,531
Capital expenditures	(713)	(1,673)
Changes in other long-term assets	—	5

Net cash provided by (used in) investing activities	(69)	10,563

Cash flows from financing activities:
Proceeds from issuance of common stock	2,121	418
Excess tax benefit from share-based payment arrangements	1,962	—
Changes in other long-term liabilities	208	—

Net cash provided by financing activities	4,291	418

Effect of exchange rate changes	93	417
Net increase (decrease) in cash and cash equivalents	(16,163)	14,181
Cash and cash equivalents at beginning of period	177,293	75,181

Cash and cash equivalents at end of period	$161,130	$89,362

Supplementary information:
Other information:
Interest paid	$49	$—

Income taxes paid	$62	$2,251

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or “the Company”) financial position at June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.
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
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Savient Pharma Holdings, Inc. and Myelos Corporation. Certain prior period amounts have been reclassified to conform to current period presentations. This reclassification includes discontinued operations related to the divestiture of the Company’s former U.K. subsidiary, Rosemont Pharmaceuticals, Ltd (“Rosemont”) (see Note 10).
Note 2 — Inventories
     Inventories are stated at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and the market value. These reserves are determined based on estimates.
     As a result of Oxandrin generic competition that began in December 2006, the Company analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. As a result, the Company recorded an additional inventory reserve of $2.6 million for the year ended December 31, 2006. The inventory obsolescence reserve was $8.4 million and $8.3 million as of June 30, 2007 and December 31, 2006, respectively.
     The Company had future commitments for minimum purchase requirements of Oxandrin raw material inventory which, based on current demand forecasts, was not expected to be sold. The Company previously accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006. During the first quarter 2007, the Company entered into an agreement with its supplier which reduced the future purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory. The final contract amendment amount of $0.9 million was paid in July 2007. As a result, the Company reduced its purchase commitment accrual and corresponding cost of goods sold by $1.1 million during the first quarter 2007.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Inventories at June 30, 2007 and December 31, 2006 are summarized below:

	June 30, 2007	December 31, 2006
	(In thousands)
Raw material	$3,364	$4,501
Work in process	—	186
Finished goods	8,267	7,821
Inventory reserves	(8,369)	(8,305)

Total	$3,262	$4,203

Note 3 — Revenue Recognition
     Product sales
     Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. During 2006, the Company began shipping oxandrolone, the generic version of branded Oxandrin to its distributor. The Company accounts for oxandrolone shipments on a consignment basis until product is sold into the wholesale market by its distributor. The Company defers the recognition of revenue related to oxandrolone shipments until the Company’s distributor confirms to the Company that the product has been sold into the wholesale market and the Company considers that all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (“SFAS”) No. 48 Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:
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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Allowance for returns — In general, the Company provides credit for unopened full bottle product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States are related to Oxandrin and its authorized generic, oxandrolone. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:
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
     As a result of Oxandrin generic competition that began in December 2006, the Company analyzed the impact on product returns considering the product currently at wholesalers and retailers, and current demand forecasts. As a result, the Company recorded an additional product returns reserve of $0.4 million for the year ended December 31, 2006. The demand forecasts were revised during the first and second quarters of 2007 due to slower than expected sales erosion of Oxandrin, and as a result, the Company lowered the product returns reserve during the three and six months ended June 30, 2007 by $0.2 million and $0.4 million, respectively. The allowance for product returns at June 30, 2007 and December 31, 2006 was $1.8 million and $2.5 million, respectively. This allowance is included in Other Current Liabilities on the Company’s balance sheet.
     Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates as of June 30, 2007 and December 31, 2006 was $0.7 million and $1.3 million, respectively. This allowance is included in Other Current Liabilities on the Company’s balance sheet.

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
     Other revenues — Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation from contracting third parties.
Note 4 — Research and Development
     All research and development costs are expensed as incurred. The Company entered into a manufacturing agreement in March 2007 with its former subsidiary, BTG-Israel, pursuant to which the Company incurred a non-refundable fee of $3.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase. The Company also signed a letter of intent in June 2007 with a second contract manufacturer in which it paid a $1.0 million non-refundable fee to reserve additional manufacturing capacity associated with potential future orders of Puricase. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential orders of Puricase.
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
     The numerator in calculating both basic and diluted earnings (loss) per common share from continuing operations for each period presented is the reported income (loss) from continuing operations. The denominator is based on the following weighted average number of common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Basic	52,419	61,358	52,209	61,286
Incremental common stock equivalents	—	1,098	—	930

Diluted	52,419	62,456	52,209	62,216

     The difference between basic and diluted weighted average common shares resulted from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock had vested. For the three and six months ended June 31, 2007, all outstanding options as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive since the Company reported a net loss for that period. For the three and six months ended June 30, 2006, options to purchase 584,325 and 704,469 shares respectively, of the Company’s common stock, were not included in the diluted earnings per share calculation since the exercise price of these options exceeded the average value of the Company’s stock for the period.

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
     The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $0.9 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $4.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred.
     Options are granted to certain employees and directors at prices equal to the closing market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to board members vest after a one-year period or in four equal three-month installments, over a one-year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted during the three and six month periods ended June 30, 2007 and 2006, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average volatility	60%	62%	61%	67%
Weighted-average risk-free interest rate	4.7%	5.0%	4.7%	4.8%
Weighted average expected life in years	5.4	5.7	6.0	6.1
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair market value	$7.30	$3.18	$8.40	$3.10
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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Stock option activity during the six months ended June 30, 2007 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options
	(In thousands, except Weighted Average data)
Outstanding at December 31, 2006	3,314	$6.29	7.29	$17,136
Granted	374	13.77
Exercised	(311)	5.61
Cancelled	(132)	10.12

Outstanding at June 30, 2007	3,245	$7.33	7.41	$17,945

Exercisable at June 30, 2007	1,667	$4.81	5.81	$12,715

     The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $2.1 million. The intrinsic value is calculated as the difference between the market value as of June 30, 2007 and the exercise price of the shares. The closing price per share of the Company’s common stock on June 29, 2007, the last trading day of the quarter, was $12.42.
Restricted Stock and Performance-Based Restricted Stock
     Starting in 2005, the Company issued restricted stock awards to certain of its employees. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the life of the vesting period which has generally ranged from one to four years in duration (daily pro rata vesting is calculated for employees terminated involuntarily without cause). For the six months ended June 30, 2007, the Company issued 413,000 shares of restricted stock to its employees at a weighted average grant date fair value of $14.49 amounting to approximately $6.0 million. During the three months ended June 30, 2007 and 2006 approximately $0.7 million and $0.1 million, respectively, of deferred restricted stock compensation cost has been amortized to expense. During the six months ended June 30, 2007 and 2006 approximately $1.2 million and $0.2 million, respectively, of deferred restricted stock compensation has been amortized into expense. At June 30, 2007, approximately 761,000 shares remained unvested and there was approximately $8.7 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s non-vested restricted shares as of December 31, 2006, and changes during the six months ended June 30, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	488	$6.65
Granted	413	14.49
Vested	(132)	3.25
Forfeited	(8)	6.59

Nonvested at June 30, 2007	761	$11.50

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has granted performance based restricted stock to senior management personnel which could result in the vesting and issuance of common stock if performance objectives are achieved. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance shares are expected to vest. This amount is recognized ratably over the performance period. During the three and six months ended June 30, 2007 approximately $0.1 million and $0.2 million respectively of deferred performance share compensation cost has been amortized to expense. No performance share compensation cost was recorded for the three and six months ended June 30, 2006. At June 30, 2007 approximately 611,000 potential performance based restricted stock shares remain unvested. The shares encompass performance objectives set for senior management personnel through 2010 and could result in approximately $7.5 million of additional restricted stock based compensation expense if the performance objectives are met or expected to be attained. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. A summary of the status of the Company’s nonvested performance restricted shares as of December 31, 2006, and changes during the six months ended June 30, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	431	$7.81
Granted	355	14.43
Vested	(175)	4.67
Forfeited	—	—

Nonvested at June 30, 2007	611	$12.56

Employee Stock Purchase Plan
     In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the three months ended June 30, 2007 and 2006, the Company recorded approximately $19,000 and $0.1 million, respectively, of compensation expense related to participation in the 1998 ESPP which resulted in a decrease in income from continuing operations and net income. During the six months ended June 30, 2007 and 2006, the Company recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to participation in the 1998 FSPP which resulted in a decrease in income from continuing operations and net income.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Other Liabilities
     The components of other liabilities for the periods ended June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Unrecognized tax benefit resulting from the implementation of FIN 48 (1)	$4,909	$—
Capital leases (2)	251	43

Total	$5,160	$43

(1)	See Note 8 to the Financial Statements for further discussion of unrecognized tax benefit resulting from the implementation of FIN 48.

(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from thirty-six to sixty months and have been entered into between 2002 and June 30, 2007.
Note 8 — Income Taxes
     In June 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits which is included in Other Liabilities within the Company’s consolidated balance sheet. This increase in the liability resulted in a corresponding increase to the balance of accumulated deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $4.9 million as of June 30, 2007, including accrued penalties and interest.
     In accordance with FIN 48, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of other expenses in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of June 30, 2007 and March 31, 2007, the Company had recorded a liability of approximately $0.4 million and $0.2 million, respectively, for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheet.
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
     The Company is also responsible for the results of an audit of its former subsidiary BTG-Israel by the Israeli taxing authority, which has advised the Company that it will audit the 2003 through 2005 tax years.
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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Based upon the uncertainty of the Company’s business, the likelihood that the Company will be fully able to realize its deferred income tax benefits against future income is uncertain. Accordingly, at June 30, 2007, the Company maintained an $11.7 million valuation allowance against its deferred income tax assets.
     As of June 30, 2007, the Company has reclassified a $3.4 million deferred tax asset, which was on our balance sheet as of March 31, 2007, to recoverable income taxes. This reclassification is due to our anticipated ability to recover a portion of our 2006 tax liability by carrying back the operating loss generated in the first quarter of 2007. As of June 30, 2007, the recoverable income taxes balance increased by $4.1 million due to the increase in net operating losses generated in the second quarter of 2007. Accordingly at June 30, 2007, the Company maintains a balance of $7.5 million in recoverable income taxes.
     The Company’s income tax benefit from continuing operations of $4.1 million and $7.5 million for the three and six months ended June 30, 2007, respectively, is primarily due to the anticipated carryback of the operating loss generated in this period, to recover taxes previously paid.
Note 9 — Commitments and Contingencies
     Savient’s administrative offices are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. There are two five-year renewal options. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in other assets (as restricted cash) on the balance sheet at June 30, 2007 and December 31, 2006. Effective as of March 1, 2006, the Company has subleased approximately 12,400 square feet at a base average annual rental of $0.3 million for an initial term of 5 years, terminable after 3 years at the option of the subtenant. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.
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
     On December 4, 2006 the Company filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher-

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Smith”) claiming that the defendant’s generic oxandrolone products infringe on the Company’s patents related to various methods of using Oxandrin. The Company also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. On December 12, 2006, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by the Company of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006, the Court of Appeals denied the Company’s motion. The litigation against Sandoz and Upsher-Smith is continuing in the District Court and has entered the discovery phase. Sandoz and Upsher-Smith have since filed counterclaims challenging the validity of the Company’s patents and have also asserted counterclaims for various anti-trust related issues. The Company intends to vigorously pursue its claims for the infringement of its patents with respect to the methods of using Oxandrin to the fullest extent allowable and to defend against the counterclaims filed by Sandoz and Upsher-Smith.
     On December 5, 2006, the Company also filed a petition for reconsideration with the FDA regarding the rejection of its Citizen Petitions on the basis that FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information to date. The Company has not yet received a decision regarding the petition for reconsideration.
     From time to time the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of the Company’s financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.
     The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.
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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary statement of discontinued operations of the former Rosemont business for the three and six months ended June 30, 2006, as it was included in the consolidated financial statements of the Company, is shown below:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Revenues:
Product sales, net	$10,141	$19,544

	10,141	19,544

Cost and expenses:
Costs of goods sold	3,655	6,652
Research and development	652	1,391
Selling, general and administrative	2,687	5,313
Amortization of intangibles	1,012	2,025

	8,006	15,381

Operating income from discontinued operations	2,135	4,163
Other income, net	124	257

Income from discontinued operations before income taxes	2,259	4,420
Income tax expense	223	1,745

Income from discontinued operations	$2,036	$2,675

     All revenues included in discontinued operations primarily relate to non-U.S. customers.
Note 11 — Segment Information
     The Company has identified one reportable segment which is Specialty Pharmaceuticals. Prior to the sale of Rosemont in August 2006, the Company identified two reportable segments including Specialty Pharmaceuticals and Oral Liquids (Rosemont). The Specialty Pharmaceuticals segment includes products which are branded prescription pharmaceuticals including Oxandrin, the Company’s former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone. Certain research and development expenses related to Puricase® are included in the Specialty Pharmaceuticals segment. The Company’s former Rosemont business is included as discontinued operations.
     Historically, the Company allocated management fees between its Specialty Pharmaceuticals segment and Rosemont based on various factors, including management time. These fees were eliminated in consolidation. With the disposition of Rosemont, the Company has reclassified certain corporate allocations from discontinued operations into continuing operations.
     The Company’s Specialty Pharmaceuticals segment is operated primarily in the United States. All Specialty Pharmaceuticals product revenue was generated in the United States.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of and for the three months ended June 30, 2007 and 2006, the Company’s one segment as reconciled to enterprise totals, is presented below:

	Three Months Ended June 30, 2007
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$3,129		$3,129
Operating loss before depreciation and amortization	(15,651)		(15,651)
Less:
Depreciation and amortization	167		167

Operating loss as reported	(15,818)		(15,818)
Other income, net	2,135		2,135
Income tax benefit	4,050		4,050

Loss from continuing operations	(9,633)		(9,633)

Net loss	$(9,633)	—	$(9,633)

Segment assets	$185,425	—	$185,425

Expenditures for segment assets	$402	—	$402

	Three Months Ended June 30, 2006
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$13,860		$13,860
Operating loss before depreciation and amortization	(19)		(19)
Less:
Depreciation and amortization	191		191

Operating loss as reported	(210)		(210)
Other income, net	1,381		1,381
Income tax benefit	35		35

Income from continuing operations	$1,206		$1,206
Income from discontinued operations	—	$2,036	$2,036

Net income	$1,206	$2,036	$3,242

Segment assets	$103,469	$128,818	$232,287

Expenditures for segment assets	$68	$800	$868

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of and for the six months ended June 30, 2007 and 2006, the Company’s one segment as reconciled to enterprise totals is presented below:

	Six Months Ended June 30, 2007
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$9,555		$9,555
Operating loss before depreciation and amortization	(28,960)		(28,960)
Less:
Depreciation and amortization	321		321

Operating loss as reported	(29,281)		(29,281)
Other income, net	4,339		4,339
Income tax benefit	7,467		7,467

Loss from continuing operations	(17,475)		(17,475)

Net loss	$(17,475)	—	$(17,475)

Segment assets	$185,425	—	$185,425

Expenditures for segment assets	$713	—	$713

	Six Months Ended June 30, 2006
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$23,363		$23,363
Operating loss before depreciation and amortization	(5,164)		(5,164)
Less:
Depreciation and amortization	390		390

Operating loss as reported	(5,554)		(5,554)
Other income, net	10,103		10,103
Income tax expense	(4)		(4)

Income from continuing operations	$4,545		$4,545
Income from discontinued operations	—	$2,675	$2,675

Net income	$4,545	$2,675	$7,220

Segment assets	$103,469	$128,818	$232,287

Expenditures for segment assets	$325	$1,348	$1,673

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 — Investment Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income from cash equivalents	$2,300	$928	$4,670	$1,806
Realized and unrealized gains on short-term investment	—	(12)	—	—

Total investment income, net	$2,300	$916	$4,670	$1,806

Note 13 — Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Novo Nordisk settlement	$—	$—	$—	$500
Ross commission payment	—	—	—	1,300
Gain on sale of Delatestryl	—	(113)	—	5,884
Expected receipt of Omrix stock	—	575	—	575
Other non-operating income (expenses)	(165)	3	(331)	38

Total income (expense), net	$(165)	$465	$(331)	$8,297

     On January 9, 2006, the Company completed the sale of Delatestryl, an injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals Inc., or Indevus. Under the terms of the sale, Indevus paid to the Company an initial payment of $5.0 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three instalments totalling approximately $1.9 million of which $0.6 million was repaid during the six months ended June 30, 2007. As of June 30, 2007, the remaining balance of $0.6 million is included in the consolidated balance sheet as Other Current Assets. The Company recorded a gain of $5.9 million on the sale of Delatestryl in 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business, and the development of our lead drug candidate Puricase® are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings and financial results.
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
     We currently sell and distribute branded and generic versions of oxandrolone, which are used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin® and we distribute our authorized generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc., or Watson. We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin. We plan to continue to distribute the Oxandrin brand product directly through wholesalers.
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
     In January 2006, we completed the sale of Delatestryl, our former injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals, Inc., or Indevus. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded for the six months ended June 30, 2006.

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
Specialty Pharmaceuticals
     Our financial results have been dependent on sales of Oxandrin since its launch in December 1995. Sales of Oxandrin accounted for 48% and 100% of our continuing net product sales for the three months ended June 30, 2007 and 2006, respectively and 65% and 99% for the six months ended June 30, 2007 and 2006, respectively, Generic competition for Oxandrin began in December 2006. The introduction of generic products has caused a significant decrease in our Oxandrin revenues, which will adversely affect us financially and has required us to scale back some of our business activities related to the product. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results. We believe we have sufficient cash on hand to fund our ongoing operations including the development of Puricase for at least the next twenty-four months. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith, Roxane Laboratories and Kali Laboratories.
     In response to the December 2006 introduction of generic competition for Oxandrin, we, through our distribution partner Watson, began distributing an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin brand equivalent product manufactured and supplied by us. Sales of oxandrolone accounted for 52% and 35% of our net product sales for the three and six months ended June 30, 2007, respectively. Watson has captured approximately 46% of the generic market as of June 30, 2007. The authorized generic of oxandrolone tablets has met all quality control standards of the Oxandrin brand and will contain the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.
     In May 2006, we received written notification of approval from the FDA of a Special Protocol Assessment for Puricase. We have implemented Phase 3 protocols in support of a marketing application for the orphan drug indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional therapy is contraindicated or has been shown to be ineffective. In June 2006, we began patient dosing in our Phase 3 clinical trials of Puricase. Patient recruitment for the clinical trials was completed in March 2007. Subject to successful completion of our Phase 3 clinical trials, we are targeting to file a Biologic License Application for Puricase with the FDA in early 2008 and expect an FDA action date by early 2009, assuming a standard FDA review.
     In January 2006, we completed the sale to Indevus of Delatestryl, our former injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded for the six months ended June 30, 2006. Prior to the sale, product sales of Delatestryl had decreased significantly as a result of the reintroduction of a generic version of Delatestryl into the market in March 2004.
Impact of Oxandrin Generic Competition
     Generic competition for Oxandrin began in December 2006. Introduction of generic products has resulted in a significant decrease in our Oxandrin revenues for the three and six months ended June 30, 2007, which has adversely affected us financially and has required us to scale back some of our business activities related to the product. As a result, we anticipate that revenues from Oxandrin will be less significant for our future operating results.
     We have evaluated the impact of the generic competition on current demand for Oxandrin. In December 2006, we increased valuation reserves related to Oxandrin inventory in the amount of $2.6 million, increased reserves related to product returns in the amount of $0.4 million and recorded purchase commitment accruals in the amount of $2.0 million for inventory that we have agreed to purchase in the future. During the first quarter 2007, we entered into an agreement with our supplier which reduced the purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory. Accordingly, we reduced our purchase commitment accrual and cost of goods sold by $1.1 million during the first quarter 2007. Additionally, based on revised more favorable demand forecasts for Oxandrin, we decreased our reserve for product returns by $0.4 million as of the six months ended June 30, 2007. These reserves are subject to revision depending on the accuracy of our estimates.
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
     Revenue from discontinued operations, operating income from discontinued operations, and income from discontinued operations for the three months ended June 30, 2006 was $10.1 million, $2.1 million and $2.0 million, respectively, and $19.5 million, $4.2 million and $2.7 million, respectively, for the six months ended June 30, 2006, each of which is attributable to the operations of Rosemont. We did not have discontinued operations during the six months ended June 30, 2007 as Rosemont was sold in August 2006. The results of discontinued operations are not included in the discussion entitled “Results of Operations.”
Results of Operations
     The results of operations discussion relates to continuing operations. The results of our discontinued operations were discussed above in the section entitled “Discontinued Operations.” We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:
•	the timing and amount of product sales,

•	changing demand for our products including seasonal buying and usage patterns,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payor reimbursement policies for our products,

•	increased competition from new or existing products, including generic products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments relating to license agreements,

•	the timing and amount of expenses relating to our operations,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions or divestitures.

     The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(Unaudited)
	(Dollars in thousands)
Oxandrin	$1,485	47.9%	$13,760	100%	$6,185	65.2%	$23,132	99.4%
Oxandrolone (1)	1,613	52.1%	—	0.0%	3,294	34.8%	—	0.0%
Delatestryl (2)	—	0.0%	—	0.0%	—	0.0%	131	0.6%

	$3,098	100.0%	$13,760	100%	$9,479	100.0%	$23,263	100%

(1)	On December 29, 2006, we launched our authorized generic of Oxandrin which is distributed through Watson.

(2)	On January 9, 2006, we completed the sale of Delatestryl to Indevus.
     We believe that sales of our products will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:
•	maintaining or increasing business with our existing products,

•	expanding into new markets, and

•	commercializing additional products.
Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006
Revenues
     Total revenues were $3.1 million and $13.9 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $10.8 million, or 78%. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic product, oxandrolone, through our distribution agreement with Watson.
•	Sales of Oxandrin were $1.5 million and $13.8 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $12.3 million. This decrease is primarily attributable to generic competition which began in December 2006. Total prescription volume for Oxandrin declined by 77% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Partially offsetting the lower Oxandrin sales were price increases in November 2006 and January 2007. Due to the generic competition for Oxandrin, we expect that sales will continue to decline in future periods. The rate of decline will be dependent on factors including the pricing of generic products and the number of generic products in the marketplace.

•	Revenues from oxandrolone were $1.6 million for the three months ended June 30, 2007, an increase of 100% from the same period in 2006 as our authorized generic product was launched in December 2006. We expect that revenues of oxandrolone will modestly increase or remain flat in future periods but will not totally offset the decline in Oxandrin sales.
Cost of goods sold
     Cost of goods sold was $0.6 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $0.8 million. The decrease is primarily due to the decrease in sales as a result of generic competition. Partially offsetting the decrease were approximately $0.2 million of stability testing costs incurred in the current period related to Oxandrin and oxandrolone batches. Excluding the impact of these costs, cost of goods sold was $0.4 million or 12.9% of net sales as compared to $1.4 million or 10.1% of net sales for the three months ended June 30, 2007 and 2006, respectively.

Research and development expenses
     Research and development expenses were $11.2 million and $4.2 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $7.0 million. This increase was primarily attributable to Puricase Phase 3 clinical trial costs of $2.2 million and Puricase manufacturing-related validation batch and process development expenses of $3.1 million. In addition, in June 2007, we entered into a letter of intent pursuant to which we paid a non-refundable fee of $1.0 million to reserve manufacturing capacity for Puricase. This fee will earn interest on behalf of Savient and will be applied as credits towards future purchases of Puricase. Also contributing to the higher costs were increases in stock based compensation, salaries and benefits due to increased headcount and legal expenses related to the patenting of Puricase of $0.4 million, $0.1 million and $0.3 million, respectively.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $7.1 million and $8.5 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $1.4 million, or 16%. This decrease is primarily attributable to a reduction in audit, financial consulting and Sarbanes-Oxley consulting fees of $0.2 million, $0.6 million and $0.6 million, respectively, and a $0.3 million reduction in advertising, promotion and marketing costs for Oxandrin as these activities were terminated due to generic competition. Sales force compensation and benefits expenses were lower by $0.4 million due to the termination of our Oxandrin sales force in January 2007. These decreases were partially offset by an increase of $0.8 million in stock based compensation expense.
Investment income
     Investment income was $2.3 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $1.4 million. This increase primarily resulted from interest income on higher cash balances and higher effective interest rates as compared to the prior year quarter.
Other income (expense)
     Other income (expense), represented expense of $0.2 million and income of $0.5 million for the three months ended June 30, 2007 and 2006, respectively, a decrease in income of $0.7 million. This decrease is primarily attributable to $0.2 million of current year expenses for interest and tax penalties associated with our liability for unrecognized tax benefits and income recorded during the three months ended June 30, 2006 associated with the receipt of Omrix stock from Catalyst Investments, L.P., as part of a February 2005 agreement between Catalyst and Savient.
Income tax expense
The provision for income taxes for the three months ended June 30, 2007 and 2006 was a tax benefit of $4.1 million and an expense of $35,000, respectively. The reduction in income tax expense was primarily attributable to the loss from continuing operations for the three months ended June 30, 2007.
Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006.
     Revenues
     Total revenues were $9.6 million and $23.4 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $13.8 million, or 59%. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic product, oxandrolone, through our distribution agreement with Watson.
•	Sales of Oxandrin were $6.2 million and $23.1 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $16.9 million, or 73%. This decrease is primarily attributable to generic competition which began in December 2006. Total prescription volume for Oxandrin declined by 66% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Partially offsetting the lower Oxandrin sales were price increases in November 2006 and January 2007. Due to generic competition for Oxandrin, we expect that sales will continue to decline in future periods.

The rate of decline will be dependent on factors including the pricing of generic products and the number of generic products in the marketplace.

•	Revenues from oxandrolone were $3.3 million for the six months ended June 30, 2007, an increase of 100% from 2006 as our authorized generic product was launched in December 2006. We expect that revenues of oxandrolone will modestly increase or remain flat in future periods but will not totally offset the decline in Oxandrin sales.
Cost of goods sold
     Cost of goods sold was $0.3 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $1.9 million. The decrease is primarily due to the lower sales of Oxandrin in 2007 as a result of generic competition. Additionally, a $1.1 million reversal of an inventory obsolescence reserve was recorded in the first quarter of 2007. This reserve was originally recorded in 2006 and related to minimum purchase commitments of Oxandrin raw material inventory. During the first quarter 2007, we entered into an agreement with our supplier reducing the future commitment in lieu of a final contract amendment payment of $0.9 million. The impact of the adjustment positively impacted cost of sales for the six months ended June 30, 2007. Partially offsetting the favorable impact of this inventory adjustment were approximately $0.2 million of stability testing costs related to oxandrolone batches and $0.3 million of costs associated with two failed batches of oxandrolone. Excluding the impact of the inventory adjustment and the oxandrolone costs noted above, cost of goods sold was $0.9 million or 9.5% of net sales as compared to $2.2 million or 9.4% of net sales for the six months ended June 30, 2007 and 2006 respectively.
Research and development expenses
Research and development expenses were $24.0 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $16.6 million. This increase was primarily attributable to approximately $11.1 million of higher expenses for Puricase Phase 3 clinical trials and Puricase manufacturing-related validation batch and process development expenses. In addition, we entered into a manufacturing agreement in March 2007 with our former subsidiary, BTG-Israel, pursuant to which we incurred a non-refundable fee of $3.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase. We also signed a letter of intent in June 2007 with a second contract manufacturer in which we paid a $1.0 million non-refundable fee to reserve additional manufacturing capacity associated with potential future orders of Puricase. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential orders of Puricase. The current period was further impacted by increased stock based compensation expense of $0.7 million, salaries and benefits of $0.4 million as a result of increased headcount and higher intellectual property legal expenses of $0.5 million for Puricase.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $14.5 million and $19.3 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $4.8 million, or 25%. This decrease is primarily attributable to reductions in audit, legal, financial consulting and Sarbanes-Oxley consulting fees of $1.4 million, $1.3 million, $1.1 million and $0.8 million, respectively, as well as a $1.4 million reduction in advertising, promotion and marketing costs for Oxandrin as these activities were terminated due to generic competition. Sales force compensation and benefits expenses were lower by $0.9 million due to the termination of our Oxandrin sales force in January 2007 offset by $0.4 million in severance payments related to the cost of the termination. Additionally, expenses for SEC filings were lower than prior year by $0.6 million. Partially offsetting the lower costs was increased stock based compensation expense of $1.5 million and a $1.0 million increase in pre-launch marketing expenses related to Puricase.
     Investment income
     Investment income was $4.7 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $2.9 million. This increase primarily resulted from interest income on higher cash balances and higher effective interest rates in the current period.

Other income (expense)
     Other income (expense) represented expense of $0.3 million for the six months ended June 30, 2007 and income of $8.3 million for the six months ended June 30, 2006, a decrease in income of $8.6 million. This decrease is primarily attributable to $0.3 million of current year expenses for interest and tax penalties associated with our liability for unrecognized tax benefits and income recorded during the six months ended June 30, 2006 related to the gain on the sale of Delatestryl of $5.9 million, a $1.3 million settlement with Ross Pharmaceutical Limited related to commission payment overcharges, $0.6 million of income from the expected receipt of Omrix stock from Catalyst Investments, L.P., as part of the February 2005 agreement between Catalyst and Savient and $0.5 million related to the Novo Nordisk litigation settlement.
Income tax expense
     The provision for income taxes for the six months ended June 30, 2007 and 2006 was a tax benefit of $7.5 million and an expense of $4,000, respectively, a reduction in income tax expense of $7.5 million. The reduction in income tax expense was primarily attributable to the loss from continuing operations for the six months ended June 30, 2007.
Liquidity and Capital Resources
     Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income or losses, working capital requirements, asset purchases and/or divestitures and milestone payment obligations and financings, if any.
     At June 30, 2007, we had $163.7 million in cash, cash equivalents and short-term investments, which represented a decrease of $15.7 million from December 31, 2006. This decrease was primarily due to our $17.5 million net loss for the six months ended June 30, 2007, offset partially by the receipt of $2.5 million from a tax refund for BTG-Israel, our former wholly owned subsidiary, and the receipt of $0.6 million from the note receivable from Indevus related to the sale of Delatestryl inventory.
     We expect that we will incur substantial operating losses in 2007 which may result in a refund claim for a significant portion of the federal income taxes paid in 2006 which were $20.0 million. The taxes paid in 2006 primarily related to the gain on the sale of Rosemont and was recorded as income tax expense within discontinued operations during 2006. It is anticipated that any refund of 2006 taxes paid would be refunded to us in 2008 or 2009.
     The impact of generic competition has had and will continue to have a negative impact on our operations and our cash reserves. We have reduced or eliminated expenses primarily related to selling and marketing activities for Oxandrin, none of which in total will offset the decline in revenues. We anticipate that the development of Puricase will require substantial capital and will have a negative impact on our financial resources in 2007 and beyond. Additionally, we entered into a manufacturing agreement in March 2007 with our former subsidiary, BTG-Israel, pursuant to which we incurred a non-refundable fee of $3.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase. We also signed a letter of intent in June 2007 with a second contract manufacturer in which we paid a $1.0 million non-refundable fee to reserve additional manufacturing capacity associated with potential future orders of Puricase. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential orders of Puricase. We also made a one-time payment of $0.9 million in July 2007, to our supplier of oxandrolone for the settlement of a future inventory commitment.
     We believe that our cash sources as of June, 2007, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next twenty-four months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals.
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
Contractual Obligations
     As a result of the adoption of FIN 48 on January 1, 2007, we have a liability for unrecognized tax benefits of $4.9 million. We are unable to reasonably estimate the amount or timing of payments for this liability, if any. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligations table, other than those previously discussed related to the purchase commitment, which was included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The following accounting policies include management estimates that are most critical to our reported financial results:
     Product revenue recognition. Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, we began shipping oxandrolone to our distributor. We will account for oxandrolone shipments on a consignment basis until the product is sold into the wholesale market. We will defer the recognition of revenue related to these oxandrolone shipments until our distributor confirms to us that the product has been sold into the wholesale market and we consider that all other revenue recognition criteria have been met. We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, or together, SAB 104, and Statement of Financial Accounting Standards, or SFAS, No. 48. Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned.

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
     Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Expiration
Product	(in years)
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg (1)	3
Delatestryl (2)	5

(1)	In 2006, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a three-year shelf life and thus we modified the product’s label to indicate a three-year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)	On January 9, 2006, we completed our sale of Delatestryl to Indevus. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.
     Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. Certain specifics regarding these analyses are as follows:
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

(3)	expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products,

(4)	the significance of a particular distributor to our business, sales and marketing,

(5)	the newness of a product,

(6)	the introduction of competitors’ products with superior technology or greater expected market acceptance, and

(7)	other factors that affect market demand and changing trends in that demand for our products.

     As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on product returns considering the product currently at wholesalers and retailers, and current demand forecasts. As a result, we increased our product return reserve by $0.4 million for the year ended December 31, 2006. The demand forecasts were revised during the first and second quarters of 2007 due to slower than expected sales erosion of Oxandrin, and as a result, we lowered the product returns reserve during the three and six months ended June 30, 2007 by $0.2 million and $0.4 million respectively. The aggregate net return allowance reserve as of June 30, 2007 and December 31, 2006 was $1.8 million and $2.5 million, respectively.
     Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of June 30, 2007 and December 31, 2006 was $0.7 million and $1.3 million, respectively.
     Inventory valuation. We state inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.
     As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserve as of June 30, 2007 and December 31, 2006 was $8.4 million and $8.3 million, respectively.
     In addition, we had committed to minimum purchase requirements of Oxandrin raw material inventory in the future which, based on current demand forecasts, were not expected to be sold. We previously accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006. During the first quarter 2007, we entered into an agreement with our supplier which reduced the purchase commitment obligation in lieu of a one-time payment of $0.9 million. We have reduced our purchase commitment accrual and cost of goods sold by $1.1 million during the six months ended June 30, 2007.
     Share-based Compensation. Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date and granted options for employees generally vest rateably over a four-year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense, including the option’s expected term and the price volatility of the underlying stock. The cumulative effect on income from continuing operations and net income for the three months ended June 30, 2007 and 2006 was approximately $0.9 million and $0.3 million, respectively, and $1.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively, which includes both stock option and employee stock purchase plan expenses. As of June 30, 2007, there was $4.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Restricted stock awards are granted to certain of its employees and directors. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the life of the vesting period which has generally ranged from one to four years in duration (daily pro rata vesting is calculated for employees terminated involuntarily without cause). For the six months ended June 30, 2007, the Company issued 413,000 shares of restricted stock to its employees at a weighted average grant date fair value of $14.49 amounting to approximately $6.0 million. During the three months ended June 30, 2007 and 2006 approximately $0.7 million and $0.1 million, respectively, of deferred restricted stock compensation cost has been amortized to expense. During the six months ended June 30, 2007 and 2006 approximately $1.2 million and $0.2 million, respectively, of deferred restricted stock compensation has been amortized into expense. At June 30, 2007, approximately 761,000 shares remained unvested and there was approximately $8.7 million of unrecognized compensation cost related to restricted stock.
     Through June 30, 2007, we granted performance share awards to certain employees which could result in the vesting and issuance of restricted stock if identified performance objectives are achieved. Compensation cost related to these performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance shares are expected to vest. This amount is recognized rateably over the performance period. During the three and six months ended June 30, 2007, approximately $0.1 million and $0.2 million of deferred performance share compensation cost has been amortized to expense. No performance share compensation cost was recorded for the three and six months ended June 30, 2006. At June 30, 2007 approximately 611,000 potential performance based restricted stock shares remain unvested. The shares encompass performance objectives set for senior management personnel through 2010 and could result in approximately $7.5 million of additional restricted stock based compensation expense if the performance objectives are met or expected to be attained. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied.
     Research and development. All research and development costs are expensed as incurred. We entered into a manufacturing agreement in March 2007 with our former subsidiary, BTG-Israel, pursuant to which we incurred a non-refundable fee of $3.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase. We also signed a letter of intent in June 2007 with a second contract manufacturer in which we paid a $1.0 million non-refundable fee to reserve additional manufacturing capacity associated with potential future orders of Puricase. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential orders of Puricase.
     Income taxes. In June 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the liability for unrecognized tax benefits which is included in Other Liabilities within our consolidated balance sheet. This increase in the liability resulted in a corresponding increase to the balance of accumulated deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $4.9 million as of June 30, 2007, including accrued penalties and interest.
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
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The Task Force affirmed as a consensus the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The Task Force reached a final consensus that this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted and the effects of applying the consensus in this issue should be reported prospectively. During 2007 we incurred non-refundable fees with our third-party manufacturers for Puricase. These fees were for the reservation of manufacturing capacity and may be applied to potential future orders of Puricase. We accounted for these payments under FASB Statement No. 2, Accounting for Research and Development Costs, and expensed them as incurred. We intend to defer and capitalize all new non refundable contracts of this type, if any, that we may enter into after the effective date of this issue.
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

ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On December 1, 2006, the Food and Drug Administration denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications (“ANDAs”) for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labelling for geriatric dosing of Oxandrin on June 20, 2008. Also on December 1, 2006, the FDA approved the ANDAs previously filed by Sandoz Pharmaceuticals Corp. (“Sandoz”) for 2.5 mg and 10 mg, and Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for 2.5 mg, dosage forms of generic oral products containing oxandrolone. On December 5, 2006, we filed a petition for reconsideration with the FDA regarding their rejection of our Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. We have not received a decision or other communication regarding this petition for reconsideration to date.
     Following the FDA’s actions, on December 4, 2006 we filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against and Upsher-Smith claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. On December 12, 2006 the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by us of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006 the Court of Appeals denied our motion for a preliminary injunction. Following this, we launched an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages in December 2006 which is distributed by Watson Pharmaceuticals. The launch of oxandrolone is in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz and Upsher-Smith is continuing in the District court and has entered the discovery phase. Sandoz and Upsher-Smith have filed counterclaims challenging the validity of the Company’s patents and have also asserted counterclaims for various anti-trust related issues. We intend to vigorously pursue our claims for the infringement of our patents with respect to the methods of using Oxandrin to the fullest extent allowable and to defend against the counterclaims filed by Sandoz and Upsher-Smith.
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
     You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form -Q for quarter ended March 31, 2007.

Risks Relating to Our Strategic Direction
     We have repositioned our company to focus on product development, particularly Puricase. If we are unable to develop and commercialize this product candidate or any other product candidate that we may pursue in the future, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed.
     Much of our near term results will depend on our successfully completing clinical testing of Puricase and, if successful, commercial launch of this product. In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase showed promising efficacy in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, of our Phase 3 protocols. On May 3, 2006, we announced we had received written notification from the FDA that the SPA was approved. After receipt of this approval, we implemented the protocols in support of a marketing application for the indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. We commenced Phase 3 patient dosing in June 2006 and completed patient recruitment for the clinical trials in March 2007.
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
     Our ability to commercialize Puricase or any other product candidate that we may develop in the future will depend on several factors, including:
•	successfully completing clinical trials,

•	successfully manufacturing drug supplies,

•	receiving marketing approvals from the FDA and similar foreign regulatory authorities,

•	establishing commercial manufacturing arrangements with third-party manufacturers,

•	launching commercial sales of the product, whether alone or in collaboration with others, and

•	acceptance of the product in the medical community and with third-party payers and consumers.
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
     Our ability to engage in in-licensing or partnering transactions in certain specialty areas in the future will depend on several factors, including:
•	identifying products that fit within our product portfolio, and

•	successfully competing for early and late-stage development products
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
     The Phase 3 clinical trials are being conducted in the United States, Canada and Mexico. Our Phase 3 trials may be unsuccessful, which would materially harm our business. Even if these trials are successful, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a Biologics License Application, or BLA, can be filed with the FDA for marketing approval or as a condition of approval.
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
     If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:
•	be delayed in obtaining marketing approval for our product candidates,

•	not be able to obtain marketing approval,

•	obtain approval for indications that are not as broad as intended,

•	not obtain marketing approval before other companies are able to bring competitive products to market, or

•	be required to conduct post-approval clinical trials or registry studies.
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
     We do not independently conduct clinical trials for our product candidate, Puricase. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, bio-analytical laboratories and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for Puricase and may not be able to, or may be delayed in our efforts to, successfully commercialize Puricase.
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
     Although we may determine to enter certain markets outside of the United States ourselves, we are seeking to explore a development and commercialization partner for Puricase outside the United States as part of our strategic business plan. To date, we have not identified a suitable partner outside the United States that meets the criteria we are seeking, and we may continue to have difficulty in this area for a number of reasons. In particular, certain companies may not want to partner Puricase because it is a biologic and they focus on small molecule products or in some instances gout therapy is outside their preferred therapeutic area focus. Other companies only wish to partner for global rights, including the United States, a transaction structure that we do not wish to pursue. Additionally, the licensing and partnering of biopharmaceutical and pharmaceutical products is a competitive area with numerous companies pursuing strategies similar to those that we are pursuing to license and partner products. If we are unsuccessful in partnering Puricase outside the United States and are unable to fully exploit the commercial opportunity for the product ourselves in these markets, the full potential of Puricase may not be realized.
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
Risks Related to Our Business
     We incurred an operating loss from continuing operations for the year ended 2006 and the first half of 2007 and anticipate that we may incur operating losses from continuing operations for the foreseeable future. If we are unable to commercialize Puricase or any other product candidates, we may never achieve operating profitability.
     Since 2004, we have incurred substantial operating losses from continuing operations. Our operating loss from continuing operations was $14.5 million for the year ended December 31, 2005, $17.0 million for the year ended December 31, 2006, and $15.8 million and $29.3 million for the three and six months ended June 30, 2007. Our operating losses from continuing operations have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial, and even increasing, operating losses from continuing operations for the foreseeable future. Our continuing operations financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 99%, and 92% of our continuing net product sales in the years ended 2006 and 2005, respectively. Sales of Oxandrin accounted for 48% and 65% of our continuing net product sales for the three and six months ended June 30, 2007. Moreover, we expect that our revenues will decline significantly, and our results of operations will be materially adversely affected as the FDA has approved generic versions of Oxandrin in December 2006 which is currently on the market. As a result, we launched our authorized generic oxandrolone product in December 2006 which accounted for 52% and 35% of our continuing net product sales for the three and six months ended June 30, 2007. In addition, our consolidated net income from 2005 and 2006 and positive cash flow was substantially attributable to the operating results of Rosemont and the gain on disposition of Rosemont which are included in our consolidated financial statements as discontinued operations.
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

     A significant portion of our revenues was attributable to sales of Oxandrin in 2006. The 2006 launch of generic competition to Oxandrin has caused a significant decrease in Oxandrin sales in 2007 and future years and may render our existing Oxandrin inventory obsolete. In addition, Oxandrin sales in particular reporting periods may be affected by wholesalers’ buying patterns and product returns. Future returns of Oxandrin, our authorized generic of Oxandrin or other products could also affect our results of operations.
     Our sales of Oxandrin in the United States are principally to three major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. In the past, wholesalers have reduced their inventories of Oxandrin and we expect that wholesalers will continue to reduce inventories as a result of generic competition of Oxandrin. Generic competition for Oxandrin began in December 2006 following the denial by the Court of Appeals for the Federal Circuit of our motion for a stay pending appeal from the District Court’s denial of injunctive relief in connection with our lawsuit against Sandoz Pharmaceuticals and Upsher-Smith Laboratories for infringement of our patents related to various methods of using Oxandrin (oxandrolone). Moreover, we may face additional generic competition from Barr Laboratories, Inc. (“Barr”) which filed an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets prior to the expiration of our patents. In February 2007, Barr notified us that it amended its ANDA to carve out of its proposed labelling uses for the generic oxandrolone tablet that would infringe our issued use patents. As a result, we have agreed to dismiss the action without prejudice.
     The introduction of generic forms of Oxandrin on the market by multiple competitors will negatively affect our results of operations and may render our existing Oxandrin inventory obsolete. Net sales of Oxandrin were $47.0 million and $44.4 million for the years ended 2006 and 2005, respectively, representing approximately 99% and 92% of our continuing net product sales, respectively. For the three and six months ended June 30, 2007, net sales of Oxandrin were $1.5 million and $6.2 million respectively, representing 48% and 65%, respectively, of our continuing net product sales. We anticipate that Oxandrin will be a less significant product for our future operating results. The balance of our sales for the three and six months ended June 30, 2007 was related to our authorized generic oxandrolone product which accounted for $1.6 million and $3.3 million, respectively, in net product sales, or 52% and 35% of our continuing net product sales.
     In addition to the impact of generic competition, some states, including New York, California and Florida, have eliminated or limited reimbursement of prescription drugs for HIV and AIDS, including Oxandrin and oxandrolone, under their AIDS Drug Assistance Programs (ADAP) or via their state Medicaid programs. There can be no assurances that other state formularies will delete Oxandrin. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs in all states across the United States.
     We have considered the demand deterioration as part of our estimates into our product return; however our demand forecasts are based upon management’s best estimates. As of June 30, 2007 and December 31, 2006, our allowance for product returns was $1.8 million and $2.5 million, respectively. Future product returns in excess of our historical reserves could reduce our revenues and adversely affect our results of operations.
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
     The manufacture of our products involves a number of technical steps and requires our third-party suppliers and manufacturers to meet stringent quality control and quality assurance specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfil market demand, or the inability of our third-party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.
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
     We rely on a single source supplier for the manufacture of our product candidate Puricase. We also have a single source supplier of a key raw material contained in Puricase. In addition, we have entered into an arrangement with BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase. The continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. These hostilities have, at times, caused security and economic problems in Israel.
     The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel makes it unlikely that we will be able to initiate sources of supply of Puricase other than BTG-Israel, prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of the product under our agreement and in turn affect our ability to complete the clinical development of Puricase. While we have identified additional secondary sources of supply of Puricase the time to conduct a technology transfer to enable the secondary source to scale up and validate its manufacturing processes for Puricase will be lengthy. If we experience an interruption in the supply of Puricase from BTG-Israel or the raw materials from other third-party suppliers may materially adversely affect our financial results.
     We rely on numerous vendors for developing analytical methods, characterizing raw materials and finished products, writing regulatory documents, filing electronic submissions and for advice on technical issues. These services may not produce results that are acceptable to regulatory agencies and/or on time for Puricase marketing applications.
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
     The risks that we are likely to face in connection with any future strategic alliances include the following:
•	strategic alliance agreements are typically for fixed terms and are subject to termination under various circumstances, including, in many cases without cause,

•	we may rely on collaborators to manufacture the products covered by our alliances,

•	the areas of research, development and commercialization that we may pursue, either alone or in collaboration with third parties, may be limited as a result of non-competition provisions of our strategic alliance agreements, and

•	failure to establish a steady supply of essential raw materials from vendors.
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
     We currently have product liability insurance coverage in place, which is subject to coverage limits and deductibles. We might not be able to maintain existing insurance or obtain additional insurance on acceptable terms, or at all. It is possible that a single product liability claim could exceed our insurance coverage limits, and multiple claims are possible. Any successful product liability claim made against us could substantially reduce or eliminate any stockholders’ equity we may have and could materially harm our financial results. Product liability claims, regardless of their merit, could be costly, divert management’s attention, and adversely affect our reputation and the demand for our products.
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
     As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third-party and be required to pay license fees, royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Stockholders on May 15, 2007 at which our stockholders elected all of the director nominees to serve as our directors until our 2008 Annual Meeting of Stockholders and until his or her successor is elected and qualified, and ratified the appointment of McGladrey & Pullen, LLP as our independent auditor for the fiscal year ending December 31, 2007.
     The matters acted upon at the 2007 Annual Meeting of Stockholders, and the voting tabulation for each matter, are as follows:
     Item No. 1: To elect seven directors for terms of one year each:

Nominee	Votes For	Votes Withheld
Christopher G. Clement	46,788,896	523,643
Herbert Conrad	46,781,228	531,311
Alan L. Heller	46,849,362	463,177
Stephen O. Jaeger	46,871,372	441,167
Joseph Klein III	46,816,891	495,648
Lee S. Simon, M.D.	46,851,669	460,870
Virgil Thompson	46,646,712	665,827
     Item No. 2: To ratify the appointment of McGladrey & Pullen, LLP as our independent auditor for the fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstain
47,043,669	60,305	208,564
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

Brian Hayden
Chief Financial Officer
(Principal Financial Officer)
Dated: August 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.1	Savient Pharmaceuticals, Inc. Amended and Restated 2004 Incentive Plan

10.2	Form of Savient Pharmaceuticals, Inc. Board of Directors Restricted Stock Agreement

10.3	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Option Agreement

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350