Form 10-Q/A
period 2007-06-30
SAVIENT PHARMACEUTICALS INC
filed 2007-08-10
CIK 722104

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

Explanatory Note

Exhibits 32.1 and 32.2 furnished with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed by Savient Pharmaceuticals, Inc. (the “Company”) with the Securities and Exchange Commission on August 8, 2007, inadvertently stated the incorrect quarterly period to which the Exhibits relate. The correct quarterly period is the three months ended June 30, 2007, as reflected on the Exhibits furnished with this Quarterly Report on Form 10-Q/A.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. This Amendment No. 1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the original Form 10-Q.

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

Brian Hayden
Chief Financial Officer
(Principal Financial Officer)
Dated: August 10, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Savient Pharmaceuticals, Inc. Amended and Restated 2004 Incentive Plan

10.2†	Form of Savient Pharmaceuticals, Inc. Board of Directors Restricted Stock Agreement

10.3†	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Option Agreement

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

† Previously filed.