Form 10-Q
period 2007-09-30
SAVIENT PHARMACEUTICALS INC
filed 2007-11-09
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(Check one): Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of November 9, 2007 was 53,562,257.

SAVIENT PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$151,288	$177,293
Short-term investments	1,991	2,103
Accounts receivable, net	1,318	3,517
Notes receivable	637	644
Inventories, net	3,263	4,203
Income taxes receivable (Note 8)	4,587	—
Recoverable income taxes (Note 8)	2,474	—
Prepaid expenses and other current assets	4,096	7,098

Total current assets	169,654	194,858

Deferred income taxes, net (Note 8)	1,400	—
Property and equipment, net	1,385	1,139
Other assets (including restricted cash of $1,280)	1,280	1,896

Total assets	$173,719	$197,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,012	$4,552
Deferred revenue	1,049	416
Other current liabilities	12,309	15,196

Total current liabilities	16,370	20,164

Other liabilities (Note 7)	6,709	43

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock—$.01 par value, 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value, 150,000,000 shares authorized; 53,415,000 shares issued and outstanding at September 30, 2007 and 52,309,000 shares issued and outstanding at December 31, 2006	534	523
Additional paid in capital	198,823	189,496
Accumulated deficit	(50,817)	(14,316)
Accumulated other comprehensive income	2,100	1,983

Total stockholders’ equity	150,640	177,686

Total liabilities and stockholders’ equity	$173,719	$197,893

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Product sales, net	$2,532	$15,889	$12,011	$39,152
Other revenues	48	32	124	132

	2,580	15,921	12,135	39,284

Cost and expenses:
Costs of goods sold (Note 2)	—	1,351	288	3,570
Research and development (Note 4)	12,135	5,519	36,154	12,933
Selling, general and administrative	6,782	7,464	21,311	26,743
Commissions and royalties	—	—	—	5

	18,917	14,334	57,753	43,251

Operating income (loss) from continuing operations	(16,337)	1,587	(45,618)	(3,967)
Investment income	2,159	2,820	6,829	4,626
Other income (expense), net	(93)	(28)	(424)	8,269

Income (loss) from continuing operations before income taxes	(14,271)	4,379	(39,213)	8,928
Income tax expense (benefit)	294	1,022	(7,173)	1,026

Income (loss) from continuing operations	(14,565)	3,357	(32,040)	7,902
Income from discontinued operations, net of income taxes (Note 10)	—	58,512	—	61,187

Net income (loss)	$(14,565)	$61,869	$(32,040)	$69,089

Earnings (loss) per common share, from continuing operations:
Basic	$(0.28)	$0.06	$(0.61)	$0.13

Diluted	$(0.28)	$0.05	$(0.61)	$0.13

Earnings per common share, from discontinued operations:
Basic	$—	$0.96	$—	$1.00

Diluted	$—	$0.96	$—	$0.99

Earnings (loss) per common share:
Basic	$(0.28)	$1.02	$(0.61)	$1.13

Diluted	$(0.28)	$1.01	$(0.61)	$1.12

Weighted average number of common and common equivalent shares:
Basic	52,603	60,433	52,342	61,000
Diluted	52,603	61,174	52,342	61,675
The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional		Other	Total
	Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income	Equity

Balance, December 31, 2006	52,309	$523	$189,496	$(14,316)	$1,983	$177,686

Comprehensive loss:
Net loss	—	—	—	(32,040)	—	(32,040)
Unrealized loss on marketable securities, net	—	—	—	—	(13)	(13)
Currency translation adjustment	—	—	—	—	130	130

Total comprehensive loss						(31,923)

Cumulative impact of change in accounting related to the adoption of FIN 48 (Note 8)	—	—	—	(4,461)	—	(4,461)
Issuance of restricted stock	604	6	(6)	—	—	—
Amortization of deferred compensation	—	—	2,249	—	—	2,249
Forfeiture of restricted stock grants	(14)	—	—	—	—	—
Issuance of common stock	167	2	547	—	—	549
ESPP compensation expense	—	—	127	—	—	127
Stock option compensation expense	—	—	2,316	—	—	2,316
Tax benefit of share-based compensation	—	—	2,027	—	—	2,027
Exercise of stock options	349	3	2,067	—	—	2,070

Balance, September 30, 2007 (Unaudited)	53,415	$534	$198,823	$(50,817)	$2,100	$150,640

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(32,040)	$69,089
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	508	1,269
Amortization of intangible assets	—	2,417
Deferred income taxes, net	611	(755)
Gain related to receipt of Omrix shares	—	(575)
Gain on sale of oral liquid pharmaceutical business	—	(77,174)
Gain on sale of Delatestryl	—	(5,884)
Unrealized gain on trading securities	—	(418)
Realized gains on sale of available for sale securities	(67)	—
Common stock issued as payment for services	51	101
Amortization of deferred compensation related to restricted stock (including performance shares)	2,249	547
Stock option and ESPP compensation	2,443	1,157
Changes in:
Accounts receivable, net	2,199	595
Inventories, net	940	(1,130)
Income taxes receivable	(4,587)	—
Recoverable income taxes	(2,474)	—
Prepaid expenses and other current assets	3,002	(6,533)
Accounts payable	838	(2,161)
Income taxes payable	(2,378)	22,353
Other liabilities	(2,908)	(628)
Deferred revenue	633	1,957

Net cash provided by (used in) operating activities	(30,980)	4,227

Cash flows from investing activities:
Proceeds from the sale of oral liquid pharmaceuticals business	—	176,000
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	—	6,700
Proceeds from sale of Delatestryl and collection of note receivable issued in connection with sale	644	5,531
Proceeds from the sale of available for sale securities	165	—
Capital expenditures	(754)	(2,592)
Changes in other long-term assets	—	5

Net cash provided by investing activities	55	185,644

The accompanying notes are an integral part of these consolidated financial statements.	(continued)

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(69,291)
Proceeds from issuance of common stock	2,569	1,277
Excess tax benefit from share-based payment arrangements	2,027	—
Changes in other long-term liabilities	194	—

Net cash provided by (used in) financing activities	4,790	(68,014)

Effect of exchange rate changes	130	765
Net increase (decrease) in cash and cash equivalents	(26,005)	122,622
Cash and cash equivalents at beginning of period	177,293	75,181

Cash and cash equivalents at end of period	$151,288	$197,803

Supplementary information:
Other information:
Interest paid	$57	$—

Income taxes paid	$127	$3,337

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or “the Company”) financial position at September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.
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
Note 2 — Inventories
     Inventories are stated at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value. These reserves are determined based on estimates.
     As a result of generic competition that began impacting Oxandrin® in December 2006, the Company analyzed the impact on inventory reserves considering its Oxandrin inventory currently on hand and within the third party distribution channel, inclusive of raw materials and finished goods, and the current demand forecasts. As a result, the Company recorded an additional inventory reserve of $2.6 million for the year ended December 31, 2006. The inventory obsolescence reserve was $8.1 million and $8.3 million as of September 30, 2007 and December 31, 2006, respectively.
     The Company had future commitments for minimum purchase requirements of Oxandrin raw material inventory which, based on demand forecasts, was not expected to be sold. The Company previously accrued for these costs and recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006. During the first quarter of 2007, the Company entered into an agreement with its supplier which reduced the future purchase commitment obligation in lieu of a final contract amendment settlement of $0.9 million, $0.3 million of which is related to the purchase of raw material inventory. The final contract amendment settlement amount was paid in the third quarter of 2007. As a result, the Company reduced its purchase commitment accrual to $0 and decreased cost of goods sold by $0.3 million and $1.4 million, respectively, during the three and nine months ended September 30, 2007. The Company has no further minimum purchase commitment obligations as of September 30, 2007.
     Inventories at September 30, 2007 and December 31, 2006 are summarized below:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw material	$3,033	$4,501
Work in process	601	186
Finished goods	7,748	7,821
Inventory reserves	(8,119)	(8,305)

Total	$3,263	$4,203

Note 3 — Revenue Recognition
Product sales
     Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. During 2006, the Company began shipping oxandrolone, the generic version of branded Oxandrin to its distributor. The Company accounts for oxandrolone shipments on a consignment basis until product is sold into the wholesale market by its distributor. The Company defers the recognition of revenue related to oxandrolone shipments until the Company’s distributor confirms to the Company that the product has been sold into the wholesale market and the Company considers that all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (“SFAS”) No. 48 Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:
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

     SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including:
(1)	significant increases in or excess levels of inventory in the distribution channel,

(2)	lack of “visibility” into or the inability to determine or observe the levels of inventory in the distribution channel and the current level of sales to end users,

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
     As a result of Oxandrin generic competition that began in December 2006, the Company analyzed the impact on product returns considering the product currently at wholesalers and retailers, and current demand forecasts. As a result, the Company recorded an additional product returns reserve of $0.4 million for the year ended December 31, 2006. The demand forecasts were revised quarterly in 2007 due to slower than expected sales erosion of Oxandrin, and as a result, the Company lowered the product returns reserve during the nine months ended September 30, 2007 by $0.4 million. The allowance for product returns at September 30, 2007 and December 31, 2006 was $1.4 million and $2.5 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheet.
     Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates as of September 30, 2007 and December 31, 2006 was $0.8 million and $1.3 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheet.
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
Note 4 — Research and Development
     All research and development costs are expensed as incurred. The Company has entered into manufacturing agreements with its former subsidiary, Bio-Technology General (Israel) Ltd. (BTG-Israel), and Diosynth RTP Inc., pursuant to which the Company incurred non-refundable fees of $4.0 million and $1.0 million, respectively, for the reservation of manufacturing capacity associated with potential future orders of Puricase®, the Company’s product candidate. These capacity reservation fees were expensed as incurred as research and development expenses and totaled $1.0 million and $5.0 million, respectively, for the three and nine months ended September 30, 2007. These reservation fees may be applied to future potential orders for Puricase.
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

     The numerator in calculating both basic and diluted earnings (loss) per common share from continuing operations for each period presented is the reported income (loss) from continuing operations. The denominator is based on the following weighted average number of common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Basic	52,603	60,433	52,342	61,000
Incremental common stock equivalents	—	741	—	675

Diluted	52,603	61,174	52,342	61,675

     The difference between basic and diluted weighted average common shares resulted from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock had vested. For the three and nine months ended September 31, 2007, all outstanding options as of such date were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive since the Company reported a net loss for that period. For the three and nine months ended September 30, 2006, options to purchase 598,100 and 621,793 shares, respectively, of the Company’s common stock, were not included in the diluted earnings per share calculation since the exercise price of these options exceeded the average value of the Company’s stock for the period.
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
     The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $0.8 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $2.3 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $4.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred.
     Options are granted to certain employees and directors at prices equal to the closing market value of the stock on the dates the options are granted. The options granted have a term of 10 years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to board members vest in four equal three-month installments from the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted during the three and nine month periods ended September 30, 2007 and 2006, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted-average volatility	58%	64%	61%	65%
Weighted-average risk-free interest rate	4.7%	4.9%	4.7%	4.9%
Weighted average expected life in years	6.1	6.1	6.0	6.1
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair market value	$7.89	$3.49	$8.36	$3.28
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

     Stock option activity during the nine months ended September 30, 2007 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options
	(In thousands, except Weighted Average data)

Outstanding at December 31, 2006	3,314	$6.29	7.29	$17,136
Granted	409	13.73
Exercised	(349)	5.93
Cancelled	(137)	9.87

Outstanding at September 30, 2007	3,237	$7.12	7.20	$20,050

Exercisable at September 30, 2007	1,745	$4.84	5.77	$16,944

     The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $2.3 million. The intrinsic value is calculated as the difference between the market value as of September 30, 2007 and the exercise price of the shares. The closing price per share of the Company’s common stock on September 28, 2007, the last trading day of the quarter, was $14.55.
Restricted Stock and Performance-Based Restricted Stock
     Starting in 2005, the Company issued restricted stock awards to certain of its employees and senior management. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the life of the vesting period, which has generally ranged from one to four years in duration (daily pro rata vesting is calculated for employees terminated involuntarily without cause). For the nine months ended September 30, 2007, the Company issued 429,000 shares of restricted stock at a weighted average grant date fair value of $14.43 amounting to approximately $6.2 million. During the three months ended September 30, 2007 and 2006, approximately $0.7 million and $0.1 million, respectively, of deferred restricted stock compensation cost has been amortized to expense. During the nine months ended September, 2007 and 2006 approximately $1.9 million and $0.3 million, respectively, of deferred restricted stock compensation cost has been amortized to expense. At September 30, 2007, approximately 764,000 shares remained unvested and there was approximately $6.9 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s non-vested restricted stock as of December 31, 2006, and changes during the nine months ended September 30, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	488	$6.65
Granted	429	14.43
Vested	(139)	3.71
Forfeited	(14)	9.88

Nonvested at September 30, 2007	764	$11.49

     The Company has granted performance based restricted stock to senior management personnel which could result in the vesting and issuance of common stock if performance objectives are achieved. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance shares are expected to vest. This amount is recognized ratably over the performance period. During the three months ended September 30, 2007 and 2006, approximately $0.1 million and $0.3 million, respectively, of deferred performance share compensation cost has been amortized to expense. During the nine months ended September 30, 2007 and 2006, approximately $0.3 million and $0.3 million, respectively, of deferred performance share compensation cost has been amortized to expense. At September 30, 2007, approximately 611,000 potential shares of performance based restricted stock remain unvested. The shares encompass performance objectives set for senior management personnel through 2010 and could result in approximately $7.4 million of additional restricted stock based compensation expense if the performance objectives are met or expected to be attained. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied. A summary of the status of the Company’s nonvested performance based restricted stock as of December 31, 2006, and changes during the nine months ended September 30, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	431	$7.81
Granted	355	14.43
Vested	(175)	4.67
Forfeited	—	—

Nonvested at September 30, 2007	611	$12.56

Employee Stock Purchase Plan
     In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the three months ended September 30, 2007 and 2006, the Company recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to participation in the 1998 ESPP which resulted in a decrease to income from continuing operations and net income. During the nine months ended September 30, 2007 and 2006, the Company recorded approximately $0.1 million and $0.4 million, respectively, of compensation expense related to participation in the 1998 ESPP, which resulted in a decrease to income from continuing operations and net income.
Note 7 — Other Liabilities
     The components of other liabilities for the periods ended September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Unrecognized tax benefit resulting from the implementation of FIN 48 (1)	$6,472	$—
Capital leases (2)	237	43

Total	$6,709	$43

(1)	See Note 8 to the Financial Statements for further discussion of unrecognized tax benefit resulting from the implementation of FIN 48.

(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from thirty-six to sixty months and have been entered into between 2002 and September 30, 2007.

Note 8 — Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits including $0.2 million of accrued interest and penalties, which is included in Other Liabilities in the Company’s consolidated balance sheet. This increase in liability resulted in a corresponding increase to the Accumulated Deficit.
     The Company regularly evaluates its tax positions for additional unrecognized tax benefit liabilities and associated interest and penalties, if applicable. During the third quarter of 2007, the Company recorded an increase to its liability for unrecognized tax benefits in the amount of $1.4 million offset by a corresponding increase to the Company’s deferred income tax asset. Additionally, the liability for unrecognized tax benefits for each quarter in 2007 was increased by $0.2 million for accrued interest and penalties resulting in a balance of $6.5 million as of September 30, 2007.
     The Company files income tax returns in the U.S. and various state jurisdictions. In the month of September 2007, the Company filed its 2006 federal income tax return resulting in an income tax refund of $4.6 million which was classified in the September 30, 2007 consolidated balance sheet as Income Taxes Receivable. The income tax refund was primarily the result of the utilization of a portion of orphan drug and research and development tax credits (“R&D tax credits”) from fiscal years 2003, 2004, 2005 and 2006. Such R&D tax credits resulted from a study concluded in September 2007, in which approximately $10.8 million of additional R&D tax credits were identified and combined with R&D tax credits prior to 2003, of which a portion was applied against 2006 taxable income.
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
     Based upon the uncertainty of the Company’s business and history of operating losses, the likelihood that the Company will be able to fully realize its deferred tax asset benefits against future income is uncertain. At September 30, 2007, the Company maintained a full valuation allowance against its deferred tax assets except for those assets that were reserved by a liability for unrecognized tax benefits.
     As of September 30, 2007, the Company had a balance of $2.5 million of Recoverable Income Taxes related to the anticipated use of net operating losses for the nine months ended September 30, 2007 against remaining 2006 taxable income which is expected to result in an additional income tax refund to be received in 2008.
     The Company’s annual effective income tax rate was 23% through the third quarter of 2007 as compared to 30% for the first six months of 2007. The decrease in the Company’s annual effective tax rate is primarily due to a change in estimate made in the third quarter of 2007, relating to our anticipated 2007 orphan drug tax credit.
     The provision for income taxes for the three months ended September 30, 2007 and 2006 was an expense of $0.3 million and $1.0 million, respectively. The provision for income taxes for the nine months ended September 30, 2007 and 2006 was a benefit of $7.2 million and an expense of $1.0 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2007 reflects the tax effects of the carryback of the 2007 operating loss, a change in the estimated book to tax differences in the 2006 federal income tax return as filed in September 2007, the impact of R&D tax credits for fiscal years 2003, 2004, 2005 and 2006 applied against 2006 taxable income and recognized in the third quarter of 2007 and a decrease in the Company’s annual effective tax rate.
     On September 21, 2007, the Company received a notice for examination from the Internal Revenue Service for the 2005 tax year. In addition, the 2004 and 2006 tax years remain open to examination.
     State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company recently settled its income tax examination for the tax years 2000 through 2003 with the State of New Jersey for $0.1 million. However, the statutes of limitations for these tax returns remain open through 2007. The Company’s New York State income tax returns for the 2001 through 2003 tax years are currently under examination and remain open through 2008.

     In connection with the 2005 sale agreement of its former subsidiary, BTG-Israel, the Company is responsible for the results of an audit of BTG-Israel by the Israeli taxing authority through July 18, 2005. The Israeli tax authority has advised the Company that it will audit the 2003 through 2005 tax years.
     The Company has maintained an income tax receivable due from the United Kingdom Inland Revenue of approximately $1.7 million as of December 31, 2006 and September 30, 2007, which is included within Other Current Assets on the consolidated balance sheet. The Company has received confirmation that it will receive this tax refund in November 2007.
Note 9 — Commitments and Contingencies
     Savient’s administrative offices are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. There are two five-year renewal options. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the consolidated balance sheet at September 30, 2007 and December 31, 2006. Effective March 1, 2006, the Company has subleased approximately 12,400 square feet at a base average annual rental of $0.3 million for an initial term of 5 years, terminable after 3 years at the option of the subtenant. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.
     On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. Plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the U.S. District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The District Court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the U.S. Court of Appeals for the Third Circuit, which is currently pending. The appeal is in the briefing stage and oral arguments and a decision on this case is not expected until sometime in 2008. The Company intends to contest the appeal vigorously and has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
     On December 4, 2006 the Company filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) claiming that the defendant’s generic oxandrolone products infringe on the Company’s patents related to various methods of using Oxandrin. The Company also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. On December 12, 2006, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by the Company of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006, the Court of Appeals denied the Company’s motion. The litigation against Sandoz and Upsher-Smith is continuing in the District Court and has entered the discovery phase. Sandoz and Upsher-Smith have since filed counterclaims challenging the validity of the Company’s patents and have also asserted counterclaims for various anti-trust related issues. Court ordered settlement conferences were held on July 17, 2007 and August 10, 2007, with no universal settlement resulting from these conferences. The Company intends to vigorously pursue its claims for the infringement of its patents with respect to the methods of using Oxandrin to the fullest extent allowable and to defend against the counterclaims filed by Sandoz and Upsher-Smith.

     On September 4, 2007, a complaint was filed against the Company in the Feyette County Circuit Court in Kentucky by Joseph R. Berger alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone in HIV/AIDS patients. On or about October 1, 2007, counsel for Savient filed a motion to dismiss the verified complaint for failure to state a claim upon which relief can be granted. A hearing on the motion took place on October 19, 2007, where the relief requested by Savient was denied. Savient intends to file an answer to the complaint on or before November 8, 2007. In the event that the matter is not otherwise disposed of by order of the court or agreement of the parties, it is expected that the matter will proceed through the discovery phase which is contemplated to conclude in 2008. The Company intends to vigorously defend against the claims filed by plaintiff.
     On December 5, 2006, the Company also filed a petition for reconsideration with the FDA regarding the rejection of its Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information to date. The Company has not yet received a decision regarding the petition for reconsideration.
     In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The reason for the appeal is that the Company believes it is not subject to taxes on services that were provided to the Company. An acknowledgement was received from The Conference and Appeals Branch stating they have received the notice of appeal and will be contacting the Company regarding a scheduled time for the appeal conference.
     From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of the Company’s financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.
     The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.
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

     A summary statement of discontinued operations of the former Rosemont business for the three and nine months ended September 30, 2006, as it was included in the consolidated financial statements of the Company, is shown below:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Revenues:
Product sales, net	$4,637	$24,181
Contract fees	43	43

	4,680	24,224

Cost and expenses:
Costs of goods sold	1,751	8,403
Research and development	345	1,736
Selling, general and administrative	1,011	6,324
Amortization of intangibles	392	2,417

	3,499	18,880

Operating income from discontinued operations	1,181	5,344
Other expense, net	214	471
Gain on disposition of oral liquid pharmaceuticals business	77,174	77,174

Income from discontinued operations before income taxes	78,569	82,989
Income tax expense	20,057	21,802

Income from discontinued operations	$58,512	$61,187

     All revenues included in discontinued operations primarily relate to non-U.S. customers.
Note 11 — Segment Information
     The Company has identified one reportable segment which is Specialty Pharmaceuticals. Prior to the sale of Rosemont in August 2006, the Company identified two reportable segments including Specialty Pharmaceuticals and Oral Liquids (Rosemont). The Specialty Pharmaceuticals segment includes products which are branded prescription pharmaceuticals including Oxandrin, the Company’s former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone. Certain research and development expenses related to Puricase are included in the Specialty Pharmaceuticals segment. The Company’s former Rosemont business is included as discontinued operations.
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

     As of and for the three months ended September 30, 2007 and 2006, the Company’s one segment as reconciled to enterprise totals, is presented below:

	Three Months Ended September 30, 2007
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$2,580		$2,580
Operating loss before depreciation and amortization	(16,150)		(16,150)
Less:
Depreciation and amortization	187		187

Operating loss as reported	(16,337)		(16,337)
Other income, net	2,066		2,066
Income tax expense	(294)		(294)

Loss from continuing operations	(14,565)	—	(14,565)

Net loss	$(14,565)	—	$(14,565)

Segment assets	$173,719	—	$173,719

Expenditures for segment assets	$41	—	$41

	Three Months Ended September 30, 2006
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$15,921		$15,921
Operating income before depreciation and amortization	1,768		1,768
Less:
Depreciation and amortization	181		181

Operating income as reported	1,587		1,587
Other income, net	2,792		2,792
Income tax expense	(1,022)		(1,022)

Income from continuing operations	$3,357	—	$3,357
Income from discontinued operations	—	$58,512	$58,512

Net income	$3,357	$58,512	$61,869

Segment assets	$221,979	$—	$221,979

Expenditures for segment assets	$46	$873	$919

     As of and for the nine months ended September 30, 2007 and 2006, the Company’s one segment as reconciled to enterprise totals is presented below:

	Nine Months Ended September 30, 2007
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$12,135		$12,135
Operating loss before depreciation and amortization	(45,110)		(45,110)
Less:
Depreciation and amortization	508		508

Operating loss as reported	(45,618)		(45,618)
Other income, net	6,405		6,405
Income tax benefit	7,173		7,173

Loss from continuing operations	(32,040)	—	(32,040)

Net loss	$(32,040)	—	$(32,040)

Segment assets	$173,719	—	$173,719

Expenditures for segment assets	$754	—	$754

	Nine Months Ended September 30, 2006
	Specialty	Discontinued
	Pharmaceuticals	Operations	Total
	(In thousands)
Revenues	$39,284		$39,284
Operating loss before depreciation and amortization	(3,396)		(3,396)
Less:
Depreciation and amortization	571		571

Operating loss as reported	(3,967)		(3,967)
Other income, net	12,895		12,895
Income tax expense	(1,026)		(1,026)

Income from continuing operations	$7,902	—	$7,902
Income from discontinued operations	—	$61,187	$61,187

Net income	$7,902	$61,187	$69,089

Segment assets	$221,979	$—	$221,979

Expenditures for segment assets	$371	$2,221	$2,592

Note 12 — Investment Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income from cash equivalents	$2,092	$2,402	$6,762	$4,208
Realized and unrealized gains on short-term investments	67	418	67	418

Total investment income, net	$2,159	$2,820	$6,829	$4,626

Note 13 — Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Novo Nordisk settlement	$—	$—	$—	$500
Ross commission payment	—	—	—	1,300
Gain on sale of Delatestryl	—	—	—	5,884
Expected receipt of Omrix stock	—	—	—	575
Other non-operating income (expenses)	(93)	(28)	(424)	10

Total other income (expense), net	$(93)	$(28)	$(424)	$8,269

     On January 9, 2006, the Company completed the sale of Delatestryl, an injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals Inc., or Indevus. Under the terms of the sale, Indevus paid the Company an initial payment of $5.0 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million, of which $0.6 million was repaid during the nine months ended September 30, 2007. As of September 30, 2007, the remaining balance of $0.6 million is included in the consolidated balance sheet as Prepaid Expenses and Other Current Assets. The Company recorded a gain of $5.9 million on the sale of Delatestryl in 2006.
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
Note 14 — Subsequent Event
     In November 2007, the Company agreed to a $0.6 million settlement with one of its third party retailers of Oxandrin relating to approximately $0.9 million in previously disputed accounts receivable that were deemed uncollectible. Pursuant to the provisions as prescribed in SFAS No. 5 Contingencies, the Company intends to record the $0.6 million settlement in the fourth quarter of 2007.

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
     We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
     We are currently developing Puricase (pegloticase), a drug targeting the control of elevated levels of uric acid in the blood, or hyperuricemia, in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. In October 2007, we completed the in-life portion of our Phase 3 clinical trials of Puricase. We intend to analyze the data during the fourth quarter of 2007 and expect to announce top-line clinical results in December 2007. Additionally, we plan to complete our data analysis in early 2008, assuming positive analysis of our Phase 3 results, and will include the results in a Biological License Application, or BLA, which we plan to file with the Food and Drug Administration, or FDA, in early 2008. Puricase received “orphan drug” designation by the FDA in 2001. Orphan drug designation may prevent competitive products of the same class that are not shown to be clinically superior from receiving FDA approval for the same indication for a period of seven years from time of FDA authorization for marketing. Our strategic plan is to advance the development of Puricase and expand our product portfolio by in-licensing compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.
     We currently sell and distribute branded and generic versions of oxandrolone, which are used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin and we distribute our authorized generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc., or Watson. We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. We plan to continue to distribute the Oxandrin brand product directly through wholesalers.
     Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom and some European Union countries through our former United Kingdom subsidiary, Rosemont Pharmaceuticals, Ltd, which we refer to as Rosemont. We sold Rosemont in August 2006 to Ingleby (1705) Limited (Close Brothers Private Equity), or Close Brothers, for $176.0 million.

     In January 2006, we completed the sale of Delatestryl, our former injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals, Inc., or Indevus. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded in the nine months ended September 30, 2006.
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
Specialty Pharmaceuticals
     Our financial results have been dependent on sales of Oxandrin since its launch in December 1995. Sales of Oxandrin accounted for 52% and 100% of our continuing net product sales for the three months ended September 30, 2007 and 2006, respectively, and 63% and 100% for the nine months ended September 30, 2007 and 2006, respectively. Generic competition for Oxandrin began in December 2006. The introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has adversely affected us financially and has required us to scale back some of our business activities related to the product. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results. We believe we have sufficient cash on hand to fund our ongoing operations including the development of Puricase for at least the next twenty-four months. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories.
     In response to the December 2006 introduction of generic competition for Oxandrin, we, through our distribution partner Watson, began distributing an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin brand equivalent product manufactured and supplied by us. Sales of oxandrolone accounted for 48% and 37% of our net product sales for the three and nine months ended September 30, 2007, respectively. Watson has captured approximately 45% of the generic market as of September 30, 2007. The authorized generic of oxandrolone tablets has met all quality control standards of the Oxandrin brand and contains the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.
     In May 2006, we received written notification of approval from the FDA of a Special Protocol Assessment for Puricase. In June 2006, we began patient dosing in our Phase 3 clinical trials of Puricase and patient recruitment was completed in March 2007. Puricase received “orphan drug” designation by the FDA in 2001. In October 2007, we completed the in-life portion of our Phase 3 clinical trials for patients with treatment failure gout. We intend to analyze the data during the fourth quarter of 2007 and expect to announce top-line clinical results in December 2007. Additionally, we plan to complete our data analysis in early 2008 and will include the results in a BLA, which we plan to file with the FDA in early 2008, assuming positive results. We expect an FDA action date by early 2009, assuming a standard FDA review. In September 2007, we announced that pegloticase has become the official generic name for Puricase, replacing the previously used name of PEG-uricase.
     In January 2006, we completed the sale to Indevus of Delatestryl, our former injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following closing of the transaction based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded in the nine months ended September 30, 2006. Prior to the sale, product sales of Delatestryl had decreased significantly as a result of the reintroduction of a generic version of Delatestryl into the market in March 2004.
Impact of Oxandrin Generic Competition
     Generic competition for Oxandrin began in December 2006. Introduction of generic products has resulted in a significant decrease in our Oxandrin revenues for the three and nine months ended September 30, 2007, which has adversely affected us financially and has required us to scale back some of our business activities related to the product. As a result, we anticipate that revenues from Oxandrin will be less significant for our future operating results.
     We have evaluated the impact of the generic competition on current demand for Oxandrin. In December 2006, we increased valuation reserves related to Oxandrin inventory in the amount of $2.6 million, increased reserves related to product returns in the amount of $0.4 million and recorded purchase commitment accruals in the amount of $2.0 million for inventory that we previously agreed to purchase in the future. During the first quarter of 2007, we entered into an agreement with our Oxandrin supplier which reduced our future purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, $0.3 million of which is related to the purchase of raw material inventory. The final contract settlement payment was paid in the third quarter of 2007. As a result, the company reduced its purchase commitment accrual to $0 and corresponding cost of goods sold by $0.3 million and $1.4 million, respectively, during the three and nine months ended September 30, 2007. Additionally, based on revised more favorable demand forecasts for Oxandrin, we decreased our reserve for product returns by $0.4 million during the nine months ended September 30, 2007. These reserves are subject to revision depending on the accuracy of our estimates.
     The introduction of Oxandrin generics has lowered the demand for Oxandrin. We anticipate that sales will continue to trend downward and that in near term, shipments will decline in order to ensure that product currently at wholesalers and retailers will have ample expiration dating.
     Our authorized generic oxandrolone is currently competing with third-party generics. As a generic product, it is yielding lower selling prices than our Oxandrin product and therefore is not completely offsetting the reduction in Oxandrin revenues.
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
     Revenue from discontinued operations, operating income from discontinued operations, and income from discontinued operations for the three months ended September 30, 2006 was $4.7 million, $1.2 million and $58.5 million, respectively, and $24.2 million, $5.3 million and $61.2 million, respectively, for the nine months ended September 30, 2006, each of which is attributable to the operations of Rosemont. We did not have discontinued operations during the nine months ended September 30, 2007 as Rosemont was sold in August 2006. The results of discontinued operations are not included in the discussion entitled “Results of Operations.”
Results of Operations
     The results of operations discussion relates to continuing operations. The results of our discontinued operations were discussed above in the section entitled “Discontinued Operations.” We have historically derived our revenues from product sales as well as from collaborative arrangements with third parties. Our revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:
•	the timing and amount of product sales,

•	changing demand for our products including seasonal buying and usage patterns,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payer reimbursement policies for our products,

•	increased competition from new or existing products, including generic products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments relating to license agreements,

•	the timing and amount of expenses relating to our operations,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions or divestitures.

     The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Unaudited)
	(Dollars in thousands)
Oxandrin	$1,325	52.3%	$15,995	101%	$7,510	62.5%	$39,127	99.9%
Oxandrolone (1)	1,207	47.7%	—	0.0%	4,501	37.5%	—	0.0%
Delatestryl (2)	—	0.0%	(106)	(1)%	—	0.0%	25	0.1%

	$2,532	100.0%	$15,889	100%	$12,011	100.0%	$39,152	100%

(1)	On December 29, 2006, we launched our authorized generic of Oxandrin which is distributed through Watson.

(2)	On January 9, 2006, we completed the sale of Delatestryl to Indevus.
     We believe that sales of our products will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:
•	maintaining or increasing business with our existing products,

•	expanding into new markets, and

•	commercializing additional products.
Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006
Revenues
     Total revenues were $2.6 million and $15.9 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $13.3 million, or 84%. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic product, oxandrolone, through our distribution agreement with Watson.
•	Sales of Oxandrin were $1.3 million and $16.0 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $14.7 million or 92%. This decrease is primarily attributable to generic competition which began in December 2006. Total prescription volume for Oxandrin declined by 84% for the three months ended September 30, 2007 as compared to the same period in 2006. Partially offsetting the lower Oxandrin sales were price increases in November 2006 and January 2007. Due to the generic competition for Oxandrin, we expect that sales will continue to decline in future periods. The rate of decline will be dependent on factors including the pricing of generic products and the number of generic products in the marketplace.

•	Revenues from our authorized generic, oxandrolone, were $1.2 million for the three months ended September 30, 2007, an increase of 100% from the prior year quarter as the product was launched in December 2006. We expect that revenues of oxandrolone will decrease or remain flat in future periods as more competitors enter the market.
Cost of goods sold
     Cost of goods sold decreased $1.4 million from the prior year quarter substantially due to the decrease in Oxandrin sales as a result of generic competition in addition to the favorable net impact of a final contract payment to our Oxandrin supplier related to the settlement of our future purchase commitment obligations with the supplier. During 2006, we recorded a $2.0 million reserve related to our future minimum purchase commitments of Oxandrin raw material inventory as a result of the estimated impact of generic competition. During the first quarter of 2007, we entered into an agreement with our Oxandrin supplier which reduced the future purchase commitment obligation in lieu of a final contract amendment settlement of $0.9 million, $0.3 million of which is related to the purchase of raw material inventory. The final contract amendment settlement amount was paid in the third quarter of 2007. As a result, we reduced our cost of goods sold expense by $0.3 million during the three months ended September 30, 2007, as the additional raw material inventory is now expected to be utilized based on current demand forecasts. Excluding the impact of the final contract settlement relating to our future minimum purchase commitment for raw material inventory, cost of goods sold was $0.3 million or 12% of net sales for the three months ended September 30, 2007 as compared to $1.4 million or 9% of net sales for the three months ended September 30, 2006. The increase is mainly due to our current product mix, as our authorized generic product oxandrolone, carries higher cost of goods sold as a percentage of revenues as a result of the lower selling price yielded on oxandrolone.
Research and development expenses
     Research and development expenses were $12.1 million and $5.5 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $6.6 million. This increase was primarily attributable to expenses relating to Puricase Phase 3 clinical trials and manufacturing validation and process development expenses of $4.2 million. In addition, during the third quarter 2007, we incurred non-refundable fees of approximately $1.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase pursuant to our manufacturing agreement with our primary contract manufacturer. These fees will earn interest on behalf of Savient and will be applied as credits towards purchases of Puricase. The current period was further impacted by increased stock based compensation expense of $0.7 million and higher patent related costs of $0.7 million.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $6.8 million and $7.5 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $0.7 million, or 9%. This decrease is primarily attributable to a reduction of $0.4 million in Oxandrin-related marketing activities as a result of generic competition. The Oxandrin sales force was terminated in January 2007 which generated lower compensation expenses of $0.5 million. Additionally, legal costs and financial and Sarbanes-Oxley consulting expenses decreased by $0.2 million and $0.4 million, respectively. These decreases in expenses were partially offset by an increase in Puricase pre-launch market research costs of $0.8 million.
Investment income
     Investment income was $2.2 million and $2.8 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $0.6 million or 21%. The decrease is primarily due to decreased interest and dividend income of $0.3 million as a result of lower cash balances. Additionally, unrealized gains of $0.4 million were recorded in the three months ended September 30, 2006 on our previous holdings of Omrix stock which was classified as a trading security at that time. We subsequently sold our investment in Omrix during the fourth quarter of 2006 and no longer maintain a trading portfolio.
Income tax expense
     The provision for income taxes for the three months ended September 30, 2007 and 2006 was an expense of $0.3 million and $1.0 million, respectively. The provision for income taxes for the three months ended September 30, 2007 reflects the tax effects of the carryback of the 2007 operating loss, a change in the estimated book to tax differences in the 2006 federal income tax return as filed in September 2007, the impact of R&D tax credits for fiscal years 2003, 2004, 2005 and 2006 applied against 2006 taxable income and recognized in the third quarter of 2007 and a decrease in our annual effective tax rate. The decrease in our annual effective tax rate is primarily due to a change in estimate made in the third quarter of 2007, relating to our anticipated 2007 orphan drug tax credit.

Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006.
Revenues
     Total revenues were $12.1 million and $39.3 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $27.2 million, or 69%. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic product, oxandrolone, through our distribution agreement with Watson.
•	Sales of Oxandrin were $7.5 million and $39.1 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $31.6 million, or 81%. This decrease is primarily attributable to generic competition which began in December 2006. Total prescription volume for Oxandrin declined by 72% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Due to generic competition for Oxandrin, we expect that sales will continue to decline in future periods. The rate of decline will be dependent on factors including the pricing of generic products and the number of generic products in the marketplace.

•	Revenues from our Oxandrin authorized generic, oxandrolone, were $4.5 million for the nine months ended September 30, 2007, an increase of 100% from 2006 as our authorized generic product was launched in December 2006. We expect that revenues of oxandrolone will decrease or remain flat in future periods as more competitors enter the market.
   Cost of goods sold
     Cost of goods sold was $0.3 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $3.3 million or 92%. The decrease is primarily due to lower sales of Oxandrin in 2007 as a result of generic competition and by the favorable net impact of a final contract payment to our Oxandrin supplier related to the settlement of our future purchase commitment obligations with the supplier. During 2006, we recorded a $2.0 million reserve related to our future minimum purchase commitments of Oxandrin raw material inventory as a result of the estimated impact of generic competition. In the first quarter of 2007, we entered into an agreement with the supplier which reduced the future minimum purchase commitments in lieu of a final contract settlement in the amount of $0.9 million, $0.3 million of which is related to the purchase of raw material inventory. The final contract amendment settlement was paid in the third quarter of 2007. As a result, we reduced our purchase commitment accrual and corresponding cost of goods sold expense by $2.0 million and $1.4 million , respectively, during the nine months ended September 30, 2007. Partially offsetting the lower cost of goods sold mentioned above were approximately $0.5 million of stability testing and failed manufacturing batch costs relating to oxandrolone. Excluding the impact of the purchase commitment adjustment and the oxandrolone costs noted above, cost of goods sold was $1.2 million or 10% of net sales for the nine months ended September 30, 2007 as compared to $3.7 million or 9% of net sales for the nine months ended September 30, 2006.
   Research and development expenses
     Research and development expenses were $36.2 million and $12.9 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $23.3 million. This increase was primarily attributable to approximately $8.6 million of higher expenses for Puricase Phase 3 clinical trials and Puricase manufacturing validation batch and process development expenses of $6.7 million. In addition, we incurred non-refundable fees of approximately $5.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase pursuant to manufacturing agreements with our primary and secondary contract manufacturers. The current year was further impacted by increased stock based compensation expense of $1.4 million, higher salaries and benefits expenses of $0.4 million and increased legal and regulatory affairs expenses of $1.2 million related to Puricase patent protection and BLA preparation.
   Selling, general and administrative expenses
     Selling, general and administrative expenses were $21.3 million and $26.7 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $5.4 million, or 20%. This decrease was primarily attributable to reductions in audit, legal and financial and Sarbanes-Oxley consulting fees of $5.2 million. In addition, advertising, promotion and marketing costs for Oxandrin were reduced by $1.8 million as these activities were terminated due to generic competition. Compensation and benefits expenses were lower by $1.4 million substantially due to the termination of our Oxandrin sales force in January 2007, partially offset by $0.4 million in severance payments related to the cost of the termination. Additionally, expenses relating to SEC filings were lower than the same period in 2006 by $0.6 million. Partially offsetting the lower costs were increased stock based compensation expense of $1.5 million and a $1.8 million increase in pre-launch market research expenses related to Puricase.

   Investment income
     Investment income was $6.8 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $2.2 million. This increase primarily resulted from dividend and interest income on higher average cash balances and higher effective interest rates during the current year.
   Other income (expense)
     Other income (expense) represented an expense of $0.4 million for the nine months ended September 30, 2007 and income of $8.3 million for the nine months ended September 30, 2006, a decrease in income of $8.7 million. This decrease is primarily attributable to $0.4 million of expenses in the nine months ended September 30, 2007 for interest and tax penalties associated with our liability for unrecognized tax benefits and income recorded during the nine months ended September 30, 2006 related to the gain on the sale of Delatestryl of $5.9 million, a $1.3 million settlement with Ross Pharmaceutical Limited related to commission payment overcharges, $0.6 million of income from the expected receipt of Omrix stock from Catalyst Investments, L.P., as part of the February 2005 agreement between Catalyst and Savient and $0.5 million related to the Novo Nordisk litigation settlement.
   Income tax expense
     The provision for income taxes for the nine months ended September 30, 2007 and 2006 was a benefit of $7.2 million and an expense of $1.0 million, respectively. The income tax benefit for the nine months ended September 30, 2007 reflects the tax effects of the carryback of the 2007 operating loss, a change in the estimated book to tax differences in the 2006 federal income tax return as filed in September 2007, the impact of R&D tax credits for fiscal years 2003, 2004, 2005 and 2006 applied against 2006 taxable income and recognized in the third quarter of 2007 and a decrease in our annual effective tax rate.
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
     At September 30, 2007, we had $153.3 million in cash, cash equivalents and short-term investments, which represented a decrease of $26.1 million from December 31, 2006. This decrease was primarily due to our $32.0 million net loss for the nine months ended September 30, 2007, offset partially by the receipt of a $2.5 million tax refund relating to BTG-Israel, our former wholly owned subsidiary, and the receipt of $0.6 million from the note receivable from Indevus related to the sale of Delatestryl inventory.
     In November 2007, we agreed to a $0.6 million settlement with one of our third party retailers of Oxandrin relating to approximately $0.9 million in previously disputed accounts receivable. Pursuant to the provisions as prescribed in SFAS No. 5 Contingencies, we intend to record the $0.6 million settlement in the fourth quarter of 2007.
     In September 2007, we filed our 2006 consolidated federal income tax return in which we requested a refund of $4.6 million, which was subsequently received in October 2007. A significant portion of the refund resulted from the utilization of orphan drug and research and development tax credits from fiscal years 2003, 2004, 2005 and 2006, referred to as R&D tax credits, along with foreign tax credits. These R&D tax credits resulted from a study concluded in September 2007, in which approximately $10.8 million of R&D tax credits were identified and combined with R&D tax credits prior to 2003, of which a portion was applied against 2006 taxable income.
     For the nine months ended September 30, 2007, we have incurred a net operating loss of $39.2 million and we anticipate that we will incur substantial net operating losses and generate significant R&D tax credits for the year ended December 31, 2007. We will apply all 2007 net operating losses to the extent allowable against 2006 taxable income, in order to recover in 2008, an additional portion of the 2006 taxes paid. The net amount of federal income taxes paid in 2006, after applying the $4.6 million refund received in October 2007, approximates $16.0 million. The unused portion of 2007 and prior R&D tax credits will be recorded on the consolidated balance sheet as deferred tax assets with a valuation allowance recorded against them. Future net operating losses will be utilized against 2006 taxable income to recover additional tax refunds which we anticipate receiving in 2009 and thereafter.
     We have maintained an income tax receivable due from the United Kingdom Inland Revenue of approximately $1.7 million as of December 31, 2006 and September 30, 2007, which is included within Other Current Assets on our consolidated balance sheet. We have received confirmation that this refund will be received in November 2007.

     The impact of generic competition has had and will continue to have a negative impact on our operations and our cash reserves. We have reduced or eliminated expenses primarily related to selling and marketing activities for Oxandrin, none of which in total will offset the decline in revenues. We anticipate that the development of Puricase will require substantial capital and will have a negative impact on our financial resources in 2007 and beyond. Additionally, we incurred non-refundable fees of approximately $5.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase pursuant to manufacturing agreements with our contract manufacturers. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential orders of Puricase.
     We believe that our cash sources as of September 30, 2007, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next twenty-four months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals.
     Our future capital requirements will depend on many factors, including the following:
•	the level of sales deterioration as a result of Oxandrin generic competition,

•	continued progress in our research and development programs, particularly with respect to Puricase,

•	the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for Puricase, and any other product candidates that we may seek to develop in the future,

•	the quality and timeliness of the performance of our third-party suppliers and distributors,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation,

•	the outcome of pending legal actions and the litigation costs with respect to such actions,

•	our ability to establish and maintain collaborative arrangements,

•	our ability to in-license other products or technology which will require marketing or clinical development resources, and

•	unfavorable results of our Puricase Phase 3 clinical trials.
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
Contractual Obligations
     As a result of the adoption of FIN 48 on January 1, 2007, we have a liability for unrecognized tax benefits of $6.5 million at September 30, 2007. We are unable to reasonably estimate the amount or timing of payments for this liability, if any. Other than the adoption of FIN 48, there have been no significant changes to the contractual obligations table, other than those previously discussed related to the raw material inventory purchase commitment, which was included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

     The following accounting policies include management estimates that are most critical to our reported financial results:
     Product revenue recognition. Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, we began shipping oxandrolone to our distributor. We account for oxandrolone shipments on a consignment basis until the product is sold into the wholesale market. We defer the recognition of revenue related to these oxandrolone shipments until our distributor confirms to us that the product has been sold into the wholesale market and we consider that all other revenue recognition criteria have been met. We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, or together, SAB 104, and Statement of Financial Accounting Standards, or SFAS, No. 48. Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned.
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
     Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Expiration
Product	(in years)
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg (1)	3 — 4
Delatestryl (2)	5

(1)	In 2006, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a three-year shelf life and thus we modified the product’s label to indicate a three-year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006. In 2007, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a four-year shelf life and thus we modified the product’s label to indicate a four-year expiration date. Product with four-year expiration has not yet been sold to our customers.

(2)	On January 9, 2006, we completed our sale of Delatestryl to Indevus. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.
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

     As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on product returns considering the product currently at wholesalers and retailers, and current demand forecasts. As a result, we increased our product return reserve by $0.4 million for the year ended December 31, 2006. The demand forecasts were revised quarterly in 2007 due to slower than expected sales erosion of Oxandrin, and as a result, we lowered the product returns reserve during the nine months ended September 30, 2007 by $0.4 million. The aggregate net product return reserve as of September 30, 2007 and December 31, 2006 was $1.4 million and $2.5 million, respectively.
     Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances as of September 30, 2007 and December 31, 2006 were $0.8 million and $1.3 million, respectively.
     Inventory valuation. We state inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.
     As a result of Oxandrin generic competition that began in December 2006, we analyzed the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserve as of September 30, 2007 and December 31, 2006 was $8.1 million and $8.3 million, respectively.
     In addition, we had committed to minimum purchase requirements of Oxandrin raw material inventory in the future which, based on current demand forecasts, were not expected to be met. During 2006, we recorded a $2.0 million reserve related to our future minimum purchase commitments of Oxandrin raw material inventory as a result of the estimated impact of generic competition. In the first quarter of 2007, we entered into an agreement with the supplier which reduced the future minimum purchase commitments in lieu of a final contract settlement in the amount of $0.9 million, $0.3 million of which is related to the purchase of raw material inventory. The final contract amendment settlement was paid in the third quarter of 2007. As a result, we reduced our purchase commitment accrual and corresponding cost of goods sold expense by $2.0 million and $1.4 million , respectively, during the nine months ended September 30, 2007.
     Share-based Compensation. Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options are granted. Options granted to employees have a term of 10 years from the grant date and generally vest ratably over a four-year period. Options granted to board members vest in four equal three-month installments from the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense, including the option’s expected term and the price volatility of the underlying stock. The cumulative effect on income from continuing operations and net income for the three months ended September 30, 2007 and 2006 was approximately $0.9 million and $0.5 million, respectively, and $2.4 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively, which includes both stock option and employee stock purchase plan expenses. As of September 30, 2007, there was $4.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Restricted stock awards are granted to certain of our employees and directors. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense, based on the closing market price of the Company’s stock on the date of issuance, on a straight-line basis over the life of the vesting period which has generally ranged from one to four years in duration (daily pro rata vesting is calculated for employees terminated involuntarily without cause). For the nine months ended September 30, 2007, the Company issued 429,000 shares of restricted stock to its employees at a weighted average grant date fair value of $14.43 amounting to approximately $6.2 million. During the three months ended September 30, 2007 and 2006 approximately $0.7 million and $0.1 million, respectively, of deferred restricted stock compensation cost has been amortized to expense. During the nine months ended September 30, 2007 and 2006 approximately $1.9 million and $0.3 million, respectively, of deferred restricted stock compensation has been amortized into expense. At September 30, 2007, approximately 764,000 shares remained unvested and there was approximately $6.9 million of unrecognized compensation cost related to restricted stock.

     Through September 30, 2007, we granted performance based restricted stock to senior management which could result in the vesting and issuance of restricted stock if identified performance objectives are achieved. Compensation cost related to performance shares is based upon the grant date fair value of the shares and management’s best estimate as to whether the performance shares are expected to vest. This amount is recognized ratably over the performance period. During the three months ended September 30, 2007 and 2006 approximately $0.1 million and $0.3 million, respectively, of deferred performance share compensation cost has been amortized to expense. During the nine months ended September 30, 2007 and 2006 approximately $0.3 million and $0.3 million, respectively, of deferred performance share compensation cost has been amortized to expense. At September 30, 2007 approximately 611,000 potential shares of performance based restricted stock shares remain unvested. The shares encompass performance objectives set for senior management personnel through 2010 and could result in approximately $7.4 million of additional restricted stock based compensation expense if the performance objectives are met or expected to be attained. Compensation cost adjustments will be made based upon changes in estimates of whether the performance criteria will be satisfied.
     Research and development. All research and development costs are expensed as incurred. We incurred non-refundable fees of approximately $5.0 million for the reservation of manufacturing capacity associated with potential future orders of Puricase pursuant to manufacturing agreements with our contract manufacturers. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential orders of Puricase.
     Income taxes. In June 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $2.0 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheet. This increase in liability resulted in a corresponding increase to Accumulated Deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $6.5 million as of September 30, 2007, including accrued penalties and interest.
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
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The Task Force affirmed as a consensus the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The Task Force reached a final consensus that this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted and the effects of applying the consensus in this issue should be reported prospectively. During 2007 we incurred non-refundable fees with our third-party manufacturers for Puricase. These fees were for the reservation of manufacturing capacity and may be applied to potential future orders of Puricase. We accounted for these payments under FASB Statement No. 2, Accounting for Research and Development Costs, and expensed them as incurred. We intend to defer and capitalize these types of non refundable fees when incurred, after the effective date of this issue.

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
     We do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
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
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Following the FDA’s actions, on December 4, 2006 we filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against and Upsher-Smith claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. On December 12, 2006 the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Federal Circuit”) issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until the Federal Circuit had the opportunity to review this matter. The order was issued by the Federal Circuit as a result of an appeal filed that same day by us of the order on December 8 of the District Court lifting its December 4 restraining order. On December 28, 2006 the Court of Appeals denied our motion for a preliminary injunction. Following this, we launched an authorized generic of oxandrolone tablets, (USP) C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages in December 2006 which is distributed by Watson Pharmaceuticals. The launch of oxandrolone is in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz and Upsher-Smith is continuing in the District court and has entered the discovery phase. Sandoz and Upsher-Smith have filed counterclaims challenging the validity of the Company’s patents and have also asserted counterclaims for various anti-trust related issues. Court ordered settlement conferences were held on July 17, 2007 and August 10, 2007, with no universal settlement resulting from these conferences. We intend to vigorously pursue our claims for the infringement of our patents with respect to the methods of using Oxandrin to the fullest extent allowable and to defend against the counterclaims filed by Sandoz and Upsher-Smith.
     On September 4, 2007, a complaint was filed against us in the Feyette County Circuit Court in Kentucky by Joseph R. Berger alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone in HIV/AIDS patients. On or about October 1, 2007, counsel for Savient filed a motion to dismiss the verified complaint for failure to state a claim upon which relief can be granted. A hearing on the motion took place on October 19, 2007, where the relief requested by Savient was denied. Savient intends to file an answer to the complaint on or before November 8, 2007. In the event that the matter is not otherwise disposed of by order of the court or agreement of the parties, it is expected that the matter will proceed through the discovery phase which is contemplated to conclude in 2008. We intend to vigorously defend against the claims filed by plaintiff.
Non-Patent Related Litigation
     On December 20, 2002, a purported shareholder class action was filed against us and three of our former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. The Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint asserted that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. The Plaintiffs filed such amended complaint and we filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted our motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On December 13, 2005, we filed a motion to dismiss the second amended complaint. On October 26, 2006, the United States District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The District Court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the United States Court of Appeals for the Third Circuit, which is currently pending. A decision on this case is not expected until sometime in 2008. We intend to contest the appeal vigorously and have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
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
     You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form-10-Q for the quarters ended March 31 and June 30, 2007.

Risks Relating to Our Strategic Direction
     We have repositioned our company to focus on product development, particularly Puricase. If we are unable to develop and commercialize this product candidate or any other product candidate that we may pursue in the future, or if we experience significant delays or unanticipated costs in doing so, our business will be materially harmed.
     Much of our near term results will depend on our successfully completing analytical testing of Puricase and, if successful, commercial launch of this product. In December 2004, we administered the last patient dose in a Phase 2 clinical trial of Puricase and we completed the full analysis of the results of this study in April 2005. In May 2005, we reported positive top-line Phase 2 clinical trial results for Puricase. The results from the Phase 2 clinical trial showed that Puricase showed promising efficacy in reducing uric acid levels. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, of our Phase 3 protocol. On May 3, 2006, we received written notification from the FDA that the SPA was approved. After receipt of this approval, we implemented the two identical protocols in support of a marketing application for the indication of the control of hyperuricemia in patients with symptomatic gout in whom conventional treatment is contraindicated or has been shown to be ineffective. We commenced Phase 3 patient dosing in June 2006, completed patient recruitment for the clinical trials in March 2007 and completed the in-life portion of the clinical trials in October 2007.
     Although we may determine to enter certain markets outside of the United States ourselves, we are concentrating our business development efforts principally on identifying and entering into a transaction with a partner for the clinical development and commercialization of Puricase outside of the United States. Moreover, we continue to identify and evaluate development stage compounds and technologies for possible in-licensing or partnering transactions in certain specialty areas as part of our business strategy.
     Our ability to commercialize Puricase or any other product candidate that we may develop in the future will depend on several factors, including:
•	successfully completing clinical trials,

•	successfully manufacturing drug supplies,

•	the successful analysis of our phase 3 program,

•	receiving marketing approvals from the FDA and similar foreign regulatory authorities,

•	establishing commercial manufacturing arrangements with third-party manufacturers,

•	launching commercial sales of the product, whether alone or in collaboration with others,

•	acceptance of the product in the medical community and with third-party payers and consumers, and

•	obtaining positive Phase 3 results.
     There is no guarantee that we will successfully accomplish any or all of the above factors and our inability to do so may result in significant delays, unanticipated costs or the failure of the clinical development and commercialization of Puricase, which would have a material adverse effect our business. We will face similar drug development risks for any other product candidates that we may develop in the future.
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

     We have completed the in-life portion of the Phase 3 clinical trials in the United States, Canada and Mexico; however, the results of these trials may not be positive, which would materially harm our business. Even if the results of these trials are positive, we may be required to conduct additional clinical trials or additional manufacturing quality assessments before a Biologics License Application, or BLA, can be filed with the FDA for marketing approval or as a condition of approval.
     Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to the outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize Puricase, including:
•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site,

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising,

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including non-compliance with regulatory requirements,

•	the cost of our clinical trials may be greater than we anticipate,

•	we may encounter difficulties or delays in obtaining sufficient quantities of clinical products or other materials necessary for the conduct of our clinical trials,

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions, and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
     If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, we may:
•	be delayed in obtaining marketing approval for our product candidates,

•	not be able to obtain marketing approval,

•	obtain approval for indications that are not as broad as intended,

•	not obtain marketing approval before other companies are able to bring competitive products to market, or

•	be required to conduct post-approval clinical trials or registry studies.
     Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether our ongoing clinical development activities will be completed on schedule or if our clinical trials will need to be restructured. Significant delays in clinical trials could also allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.
     We rely on third parties to conduct our clinical development activities for Puricase and those third parties may not perform satisfactorily.
     We do not independently conduct clinical development activities for our product candidate, Puricase. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, bio-analytical laboratories and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for Puricase and may not be able to, or may be delayed in our efforts to, successfully commercialize Puricase.

     We also rely on other third parties to store and distribute drug supplies for our clinical development activities. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of Puricase or commercialization of Puricase, producing additional losses and depriving us of potential product revenue.
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
     We may not be able to obtain additional funds or, if such funds are available, such funding may be on unacceptable terms. If we raise additional funds by issuing equity securities, either under our shelf registration statement or otherwise, dilution to our then existing stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If adequate funds are not available, we may be required to significantly curtail one or more of our commercialization efforts or development programs or obtain funds through sales of assets or arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

Risks Related to Our Business
     We incurred an operating loss from continuing operations for the year ended 2006 and nine months ended September 30, 2007 and anticipate that we may incur operating losses from continuing operations for the foreseeable future. If we are unable to commercialize Puricase or any other product candidates, we may never achieve operating profitability.
     Since 2004, we have incurred substantial operating losses from continuing operations. Our operating loss from continuing operations was $14.5 million for the year ended December 31, 2005, $17.0 million for the year ended December 31, 2006, and $16.3 million and $45.6 million for the three and nine months ended September 30, 2007. Our operating losses from continuing operations have resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur substantial, and even increasing, operating losses from continuing operations for the foreseeable future. Our continuing operations financial results have been substantially dependent on Oxandrin sales. Sales of Oxandrin accounted for 99%, and 92% of our continuing net product sales in the years ended 2006 and 2005, respectively. Sales of Oxandrin accounted for 52% and 63% of our continuing net product sales for the three and nine months ended September 30, 2007, respectively. Moreover, we expect that our revenues will continue to decline significantly, and our results of operations will be materially adversely affected as the FDA has approved generic versions of Oxandrin in December 2006 which are currently on the market. As a result, we launched our authorized generic oxandrolone product in December 2006 which accounted for 48% and 38% of our continuing net product sales for the three and nine months ended September 30, 2007. In addition, our consolidated net income from 2006 and 2005 and positive cash flow was substantially attributable to the operating results of Rosemont and the gain on disposition of Rosemont which are included in our consolidated financial statements as discontinued operations.
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
     Our sales of Oxandrin in the United States are principally to three major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels that they maintain. In the past, wholesalers have reduced their inventories of Oxandrin and we expect that wholesalers will continue to reduce inventories as a result of generic competition. Generic competition for Oxandrin began in December 2006 following the denial by the Court of Appeals for the Federal Circuit of our motion for a stay pending appeal from the District Court’s denial of injunctive relief in connection with our lawsuit against Sandoz Pharmaceuticals and Upsher-Smith Laboratories for infringement of our patents related to various methods of using Oxandrin (oxandrolone). Moreover, we may face additional generic competition from Par Pharmaceuticals, Roxane Laboratories, Kali Laboratories, and Barr Laboratories, Inc. (“Barr”) which filed an Abbreviated New Drug Application (ANDA) with the FDA seeking approval to engage in the commercial manufacture, use or sale of specified dosages of oxandrolone tablets.
     The introduction of generic forms of Oxandrin on the market by multiple competitors has and will continue to negatively affect our results of operations and may render our existing Oxandrin inventory obsolete. Net sales of Oxandrin were $47.0 million and $44.4 million for the years ended 2006 and 2005, respectively, representing approximately 99% and 92% of our continuing net product sales, respectively. For the three and nine months ended September 30, 2007, net sales of Oxandrin were $1.3 million and $7.5 million respectively, representing 52% and 63%, respectively, of our continuing net product sales. We anticipate that Oxandrin will be a less significant product for our future operating results. The balance of our sales for the three and nine months ended September 30, 2007 was related to our authorized generic oxandrolone product which accounted for $1.2 million and $4.5 million, respectively, in net product sales, or 48% and 38%, respectively, of our continuing net product sales.
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

     We have considered the demand deterioration as part of our estimates into our product return; however our demand forecasts are based upon management’s best estimates. As of September 30, 2007 and December 31, 2006, our allowance for product returns was $1.4 million and $2.5 million, respectively. Future product returns in excess of our historical reserves could reduce our revenues and adversely affect our results of operations.
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
     Our products must compete favorably to gain market acceptance and market share. An important factor in determining how well our products compete is the timing of market introduction of competitive products. For example, the most recent competitors to enter the oxandrolone market were Sandoz, Upsher-Smith, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories with their introductions of generic oral products containing oxandrolone. We expect these products, as well as our generic version of oxandrolone, to displace Oxandrin. Additional competition also occurs with the entry of therapeutic options, for example, Par Pharmaceutical Companies, Inc. (“Par”) introduced megace ES in June 2005. Megace ES is primarily displacing generic megace which represents 75% of the involuntary weight loss market, but also has an effect on Oxandrin sales. Accordingly, the relative speed with which we and competing companies can develop other products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.
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
     The manufacture of our products involves a number of technical steps and requires our third-party suppliers and manufacturers to meet stringent quality control and quality assurance specifications imposed by us or by governmental regulatory bodies. In the event of a natural disaster, equipment failure, strike, war or other difficulty, our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill market demand or the inability of our third-party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.
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
     We rely on a single source supplier for the manufacture of the final Puricase product, and although we have contracted with an additional supplier of an active pharmaceutical ingredient, or API, Diosynth RTP, Inc., we currently have a single source supplier of Puricase API and do not expect Diosynth to commence its commercial supply of API to us prior to mid 2010. In addition, we have entered into an arrangement with BTG-Israel, to serve as the initial primary manufacturer of our product candidate, Puricase. The continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. These hostilities have, at times, caused security and economic problems in Israel.
     The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel makes it unlikely that we will be able to initiate sources of supply of Puricase API other than BTG-Israel, prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of API under our agreement and in turn affect our ability to complete the clinical development of Puricase. While we have secured a secondary source of supply of Puricase API the time to conduct a technology transfer to enable the secondary source to scale up and validate its manufacturing processes for Puricase will be lengthy. If we experience an interruption in the supply of Puricase API from BTG-Israel or the raw materials from other third-party suppliers may materially adversely affect our financial results.
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
     Our sales depend on payment and reimbursement from third-party payers and a reduction in the payment or reimbursement rate could result in decreased use or sales of our products.
     Most patients rely on Medicare and Medicaid, private health insurers and other third-party payers to pay for their medical needs, including any drugs we or our collaborators may market. If third-party payers do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The United States Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003 which was expanded by the Medicare Part D prescription plan that went into effect January 1, 2006. As a result, in some cases our prices are negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than if we did not participate in this program. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.
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
     Third-party payers, states, and federally subsidized programs are challenging the prices charged for medical products and services, and many third-party payers, states, and federally subsidized programs consistently limit reimbursement for healthcare products, including Oxandrin and our authorized generic version of oxandrolone. In particular, third-party payers may limit the indications for which they will reimburse patients who use any products we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

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
     After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and some of our former officers were named in a series of similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of Sections 10(b) and 20(a) of the Exchange Act through alleged material misrepresentations and omissions and seek an unspecified award of damages. Following a series of dismissals, the plaintiffs filed an appeal in the United States Court of Appeals for the Third Circuit, which is currently pending. We intend to contest the appeal vigorously. However, should the appeal prove successful and an adverse decision in this case is ultimately made, we could be adversely affected financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
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
     We previously identified material weaknesses in our internal control over financial reporting. These material weaknesses have been fully remediated as described further in Item 9A of our 2006 Annual Report on Form 10-K. In our 2006 Annual Report on Form 10-K, and updated in this Quarterly Report on Form 10-Q (Item 4), we have determined that our disclosure controls and procedures are effective.

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
     Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, such as the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, promotion and distribution of pharmaceutical products for human use. All of our products, manufacturing processes and facilities require governmental licensing, registration or approval prior to commercial use, and maintenance of those approvals during commercialization. Our prescription pharmaceutical products cannot be marketed in the United States until they have been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of an NDA or a BLA are substantial. The approval process applicable to products of the type being developed by us usually takes many years from the commencement of human clinical trials and typically requires substantial expenditures. We may encounter significant delays or excessive costs in our or their respective efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe, effective and of quality, for the treatment of the target indication. The timing of completion of clinical development activities depends on a number of factors, many of which are outside our control. In addition, we may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

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
     Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional governmental requirements may be established that could prevent or delay regulatory approval of our products. Moreover, from time to time legislation is drafted and introduced in Congress that could provide for a reduced regulatory threshold for the approval of generic competition, especially with respect to biologic products. We cannot predict what effect changes in regulations, enforcement positions, statutes or legal interpretations, when and if promulgated, adopted or enacted, may have on our business in the future. Changes could, among other things, provide for a reduced regulatory threshold for the approval of generic competition, especially with regard to biologics products, require changes to manufacturing methods or facilities, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded scientific substantiation requirements. These changes, or new legislation, could adversely affect our business.
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
     Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:
•	the amount and timing of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payer reimbursement policies for our products,

•	increased competition from new or existing products, including generic products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments from licensees,

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•	the timing and amount of expenses relating to sales and marketing,

•	the timing and amount of expenses relating to general and administrative activities,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions.
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

Dated: November 9, 2007

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