Form 10-K
period 2007-12-31
SAVIENT PHARMACEUTICALS INC
filed 2008-03-14
CIK 722104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
(Title of each class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by The Nasdaq Global Market on June 30, 2007) was approximately $419,278,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
     As of March 11, 2008, the number of shares of Common Stock outstanding was 54,184,622.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
Overview
     We are a specialty biopharmaceutical company focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader markets.
     We are currently developing Puricase®, which we refer to as pegloticase, which is being developed for the control of uric acid in patients with gout whose signs and symptoms are inadequately controlled by conventional urate lowering therapy due to ineffectiveness, dose limiting toxicity, hypersensitivity or other contraindications. In 2001, pegloticase received “orphan drug” designation by the U.S. Food and Drug Administration, or FDA, which may allow it to receive orphan drug exclusivity if and when pegloticase is approved. Orphan drug exclusivity may prevent competitive versions of the same drug for the same indication from entering the market for a period of seven years from the time of FDA approval of pegloticase. In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of pegloticase and announced positive top-line clinical results in December 2007. In February 2008, we observed positive results for additional secondary endpoints in our two replicate Phase 3 studies.
     We are scheduled to have a pre-Biologics License Application, or BLA, meeting with the reviewing division of the FDA on April 17, 2008 and plan to request a priority review at that time. We intend to file the BLA with the FDA as soon as practicable following the pre-BLA meeting based on the positive results from our Phase 3 clinical studies and, assuming we are granted a priority review by the FDA and they then adhere to the established action date, expect an FDA action date by early 2009.
     We are conducting an open label extension study enrolling patients who completed the Phase 3 protocols. In the extension study, patients may receive open label pegloticase every two weeks, or every four weeks, or participate in an observation only arm of the study. We are also conducting a small study in patients at four clinical sites that participated in early pegloticase development studies, but who have not had pegloticase treatment since completing the Phase 1 or Phase 2 study in which they participated. The patients enrolled in this study will be eligible to receive six months of pegloticase treatment. In addition, we are conducting two juvenile toxicology studies.
     Our strategic plan is to advance the development of pegloticase, launch the product in the United States and Canada, partner the product outside the United States and Canada and expand our product portfolio by in-licensing compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.
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
     Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom, Europe and parts of Asia through our former United Kingdom subsidiary, Rosemont Pharmaceuticals, Ltd, which we refer to as Rosemont. We sold Rosemont in August 2006 to Ingleby (1705) Limited, a Close Brothers Private Equity company, for $176.0 million. The results of our former Rosemont subsidiary are included as discontinued operations in our consolidated financial statements.
     In January 2006, we completed the sale of Delatestryl, an injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals, Inc., or Indevus. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following the closing of the transaction, based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded for the year ended December 31, 2006.
     We restructured our commercial operations in 2006 and 2007 such that we currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of pegloticase. As part of this restructuring, we eliminated our 19 person Oxandrin field sales force in January 2007.

Pegloticase
     Pegloticase is a recombinant mammalian urate oxidase, or uricase, that has been modified by the attachment of polyethylene glycol, or PEG, polymer chains. Pegloticase is being developed for the control of uric acid in patients with gout whose signs and symptoms are inadequately controlled by conventional urate lowering therapy due to ineffectiveness, dose limiting toxicity, hypersensitivity or other contraindications. Gout develops when uric acid crystals accumulate in the tissues and joints as a result of elevation of blood concentration of uric acid persisting for years to decades. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and tissue deposits of urate crystals which may occur in concentrated forms, or gout tophi. Patients with severe gout have an associated increased risk of kidney failure and increased risk of cardiovascular disease. Uricase is an enzyme that is not naturally expressed in humans but is present in almost all other mammals. Uricase eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. Whereas uric acid is poorly soluble in blood and tends to precipitate when the blood concentration is too high, allantoin is easily soluble in blood and does not tend to form crystals in the body tissues or in urine. We believe that treatment with pegloticase will control hyperuricemia by eliminating uric acid in the blood and also eliminate tissue deposits of urate crystals, and so may provide clinical benefits in addition to control of hyperuricemia.
     Pegloticase received “orphan drug” designation by the FDA in 2001. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications to market a competing drug of the same class for the same orphan indication may not be approved in the United States for a period of seven years, except in limited circumstances. However, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained would not block the approval of the competitive product.
     In 2001, we conducted the first of two Phase 1 clinical trials at the Duke University Medical Center, using subcutaneous delivery of pegloticase. The results demonstrated an inverse dose-dependent relationship in uric acid levels over the three-week period of observation. Two of thirteen individuals participating in the study experienced allergic reactions such as hives, and three others experienced inflammation at the injection site. Therefore, the trial was terminated and the subcutaneous delivery approach was abandoned. We completed a second Phase 1 clinical trial in 2003 in which pegloticase was administered intravenously. The results of this trial indicated an inverse relationship between plasma uric acid and blood level of pegloticase enzyme activity. A minimum effective dose and a dose-response plateau were identified in terms of plasma uric acid response from the first few hours after intravenous infusion and lasting to the end of the three-week observation period. In the second Phase1 intravenous trial, no clinical allergic responses were observed, no infusion reactions were reported, and no adverse reactions at the site of intravenous infusion were noted.
     In 2004, we conducted an open label, randomized, three-month Phase 2 safety and efficacy clinical trial of pegloticase to determine an appropriate dose and dose regimen and to support further testing in pivotal Phase 3 registration studies. There were forty-one participants in this trial. The results of the study confirmed and extended the single dose data obtained in Phase 1, again showing a minimum effective dose and a dose-response plateau in terms of plasma uric acid normalization. The most important and most common adverse events observed in the Phase 2 trial were associated with infusion reactions. Infusion reactions are adverse events occurring around the time of dose administration and are typical of biological drugs administered by intravenous infusion. Characteristically, infusion reactions may be mitigated or avoided when the duration of infusions are increased. Since the infusion duration was reduced by half between Phase 1 and Phase 2, it was anticipated that, by again increasing the volume and duration of infusion in Phase 3, the number and severity of infusion reactions might be effectively reduced. No other important safety concerns arose from the Phase 2 data set.
     The results from the Phase 2 clinical trial demonstrated that pegloticase should deliver robust efficacy in reducing circulating uric acid. Based on the results of our end of Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a Special Protocol Assessment, or SPA, for the Phase 3 program. In March 2006, we received a written response from the FDA reflecting the agency’s agreement with the Phase 3 protocols and in May 2006 we received written notification of approval from the FDA of the SPA for pegloticase. In June 2006, we began patient dosing in our Phase 3 clinical trials of pegloticase and patient recruitment was completed in March 2007.
     We completed the in-life portion of our Phase 3 clinical trials of pegloticase in October 2007 which achieved positive top-line clinical results. The results from the Phase 3 trial showed that pegloticase 8 mg administered by a two-hour intravenous infusion every two weeks or every four weeks met the primary efficacy endpoint (statistically significant versus placebo) in the Intent to Treat, or ITT, and Per Protocol analyses in each of two replicate, six-month Phase 3 clinical trials. The primary efficacy endpoint specified under the SPA was the normalization of plasma uric acid during months three and six of the clinical trials. Moreover, the every two-week dose group also attained statistical significance for the a priori definition of reduction of gout tophi in the pre-specified pooled analysis, while the every four-week dose group revealed a favorable numerical trend for this secondary endpoint. Analysis of other secondary efficacy endpoints also showed favorable numerical trends in one or both pegloticase dose groups, and showed a reduction in the number of tender and swollen joints, and improvement in patient reported outcomes. The improvement reported in these outcomes was clinically meaningful as determined by pre-specified definitions. The most common adverse events related to pegloticase administration were infusion reactions. Approximately 25% of patients in the every two-week group, 40% of patients in the every four-week group, and 5% of placebo patients experienced an infusion reaction. Infusion reactions were mostly well managed by patient and physician by stopping and re-starting the infusion or slowing the rate of infusion. Sometimes the physician also administered an antihistamine or anti-inflammatory drug to treat the infusion reaction. Eighteen of one hundred and sixty-nine pegloticase treated patients in the Phase 3 clinical trials, or 11%, had an infusion reaction assessed as being either severe or severe and serious, with intensity levels assessed as severe, moderate or mild. Only eleven of these patients were assessed as being serious adverse events by the clinical investigators. Approximately 10% of patients withdrew specifically because of infusion reactions. More recently, we observed positive results for additional secondary endpoints in our two replicate Phase 3 studies.
     We are scheduled to have a pre-BLA meeting with the reviewing division of the FDA on April 17, 2008 and plan to request a priority review at that time. We intend to file the BLA with the FDA as soon as practicable following the pre-BLA meeting based on the positive results from our Phase 3 trials and, assuming we are granted a priority review by the FDA and they adhere to the established action date, expect an FDA action date by early 2009.
     Oxandrin and oxandrolone
     Oxandrin is an oral synthetic derivative of testosterone used to promote weight gain following involuntary weight loss related to disease or medical condition. We sell Oxandrin in both 2.5 mg and 10 mg tablets. We first introduced Oxandrin in the 2.5 mg strength in December 1995 and followed with the 10 mg tablet in October 2002. We introduced the 10 mg strength to reduce the number of tablets required to be taken by patients taking 20 mg a day, which is a common dosage. By the end of 2007, approximately 46% of all Oxandrin prescriptions were being filled with the 10 mg tablet. Since our 1995 launch of Oxandrin, our Oxandrin sales have been primarily for the treatment of patients suffering from HIV/AIDS-related weight loss.
     Our financial results have been dependent on sales of Oxandrin since its launch in December 1995. Sales of Oxandrin were $8.4 million, $47.0 million and $44.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, which represented 61%, 99% and 92% of our continuing net product sales for the years ended December 31, 2007, 2006 and 2005, respectively. Generic competition for Oxandrin began in December 2006. The introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse affect on our financial results and cash flow. In response to the generic competition, we scaled back some of our business activities and eliminated our sales force related to the product. We anticipate that Oxandrin will be a less significant product for our future operating results.
     In response to the December 2006 introduction of generic competition for Oxandrin, we, through our distribution partner Watson, began distributing an authorized generic of oxandrolone tablets, USP C-III, an Oxandrin brand equivalent product. Sales of oxandrolone were $5.4 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively, which represented 39% and 1% of our continuing net product sales for the years ended December 31, 2007 and 2006, respectively. We estimate that Watson has captured approximately 41% of the generic market for the year ended December 31, 2007. Watson sales did not significantly impact the generic market for the year ended December 31, 2006. The authorized generic of oxandrolone tablets has met all quality control standards of the Oxandrin brand and contains the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.

Manufacturing, Supply and Distribution Arrangements
Pegloticase
     BTG-Israel
     We have entered into arrangements with our former global biologics manufacturing business, BTG-Israel, to serve as the initial primary active pharmaceutical ingredient, or API, manufacturer of pegloticase, for the remaining clinical development program and for initial commercial supply of product, as well as to provide the regulatory support required of a contract manufacturer with respect to the BLA filing that will be necessary for the approval of the product. All clinical supplies of pegloticase required for the open label extension clinical study are manufactured and packaged and are being stored and distributed by a facility located in the United States. Pursuant to the BTG commercial supply agreement, we have agreed to certain minimum purchase obligations and during the year ended December 31, 2007, also agreed to remit to BTG non-refundable fees for the reservation of manufacturing capacity associated with potential future orders of pegloticase. These capacity reservation fees were expensed as incurred as research and development expenses and totaled $4.5 million for the year ended December 31, 2007. These reservation fees may be applied to potential future orders for pegloticase. The agreement with BTG may be terminated by either party with three years advance notice, which may not be given prior to 2015. The agreement may also be terminated by mutual agreement of the parties, for breach, and other customary reasons.
     Diosynth RTP, Inc.
     During 2007, we reached an agreement with Diosynth RTP Inc., or Diosynth, to serve as our secondary source supplier of API for pegloticase and have initiated the transfer of technology to Diosynth with the cooperation of BTG-Israel. We do not expect Diosynth to commence its commercial supply of API to us prior to mid 2010. Pursuant to our agreement with Diosynth, we have remitted a $1.0 million fee for the reservation of manufacturing capacity associated with validation batches which are required to confirm the successful completion of the technology transfer to Diosynth and enable the filing of a supplemental BLA for the approval of Diosynth as our secondary source supplier. This capacity reservation fee was expensed as incurred as research and development and will be applied to the cost of the validation batches. The agreement with Diosynth may be terminated by either party prior to the completion of the services to be performed, by either party for breach, and by us at any time upon the payment of a termination fee.
     NOF Corporation
     We entered into a supply agreement with NOF Corporation during 2007. Pursuant to the agreement, NOF has agreed to supply us with PEG, an ingredient in pegloticase, and we have agreed to make future minimum purchases of PEG. NOF also agreed to supply us with three validation batches which we have taken delivery of during 2007. As part of the agreement, NOF has further agreed to prepare a Type II Drug Master File, or DMF, for the purposes of submitting the DMF to the FDA and to use commercially reasonable efforts to timely submit a DMF, or its equivalent, to any regulatory agency in an additional country, including the European Union, or EU. NOF filed their type II DMF with the FDA in December 2007. The agreement with NOF has an initial term ending in May 2017 and may be terminated by either party prior to such time for convenience with two years prior notice, or for breach. However, in certain circumstances of a termination by NOF, supply of PEG may, at our option, continue for four years from NOF's notice of termination. The minimum purchase obligations under the agreement may also be delayed if the filing of our BLA is delayed beyond a specified time.
     Enzon Pharmaceuticals
     During 2006 we entered into a services agreement with Enzon Pharmaceuticals, or Enzon, a biopharmaceutical company and contract manufacturer, to perform fill and finish operations for the final pegloticase product. Pursuant to the agreement, we have completed technology transfer of the processes and methods utilized for the fill and finish of pegloticase and these processes and methods for the final product have been validated at Enzon’s facility. Also under the terms of this agreement, Enzon has filled and finished pegloticase API manufactured by BTG and which is being utilized in the pegloticase open label extension study and other ongoing studies. This agreement may be terminated by either party with thirty days advance notice. Based on the successful validation of the fill and finish processes and methods discussed above, we are nearing completion of commercial scale supply arrangements with Enzon.

     Mountain View Pharmaceuticals, Inc. and Duke University
     We maintain exclusive royalty-bearing license agreements with Mountain View Pharmaceuticals, Inc. and Duke University granting us rights to certain patents and pending patent applications directed to PEG, as well as methods for making and using such uricases, and to make, use and sell such products. We also have the exclusive license to Puricase, a registered trademark of Mountain View Pharmaceuticals. The license agreement shall remain in effect, on a country-by-country basis, for the longer of: ten years from the date of first sale of pegloticase in each country, or the date of expiration of the last-to-expire patent covered by the agreement, in each country. Pursuant to the agreement, in addition to royalties, we are required to make certain milestone payments to Mountain View Pharmaceuticals and Duke University contingent upon the filing and approval of a BLA and meeting certain pegloticase sales targets. The agreement may be terminated for customary reasons prior to such time and may be terminated at our option with six months prior notice.
     We believe that our current arrangements for the supply of clinical and commercial quantities of pegloticase API and finished form pegloticase are adequate to complete our clinical development program and to satisfy our currently forecasted commercial requirements for pegloticase upon its approval.
Oxandrin
     Through March 2005, G.D. Searle LLC, or Searle, a subsidiary of Pfizer Inc., manufactured and supplied our requirements for oxandrolone, which is the active ingredient in Oxandrin, pursuant to the terms of a manufacturing agreement which expired at that time. Pursuant to the terms of the expired agreement, the final shipment of oxandrolone manufactured by Searle was received by us in the first half of 2006. Additionally, under the terms of the expired agreement, Searle has agreed not to produce oxandrolone for any other entity prior to October 2009. We also maintain an oxandrolone supply agreement with Gideon-Richter Ltd. During the fourth quarter of 2006, given the introduction of generic forms of oxandrolone tablets by competitors, we engaged in discussions with Gideon-Richter and mutually agreed to an amendment to the supply agreement in the first quarter of 2007. The amendment included the elimination of our future purchase commitment obligations, the elimination of exclusivity of supply and the purchase of existing inventory that Gideon-Richter had on hand. In return, we paid Gideon-Richter $0.9 million as part of this agreement. DSM Pharmaceuticals, Inc. manufactures 2.5 mg and 10 mg Oxandrin tablets for us from the oxandrolone bulk supplied by Searle and Gideon-Richter. The agreement with DSM automatically renewed for a final three-year term which expires on December 31, 2010. The agreement may also be earlier terminated by mutual agreement of the parties, breach, and for other customary conditions.
Oxandrolone
     In June 2006, we entered into a supply and distribution agreement with Watson granting exclusive U.S. distribution rights to our authorized generic of oxandrolone tablets, an Oxandrin-brand equivalent product, which will be manufactured and supplied to Watson through us. The distribution agreement with Watson has an initial ten year term and may be terminated, among other customary reasons, by either party with one years prior notice. The supply and distribution agreement in effect with Watson provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone. We began selling oxandrolone to Watson for distribution in the United States in December 2006.
Sales and Distribution
     We sell Oxandrin in the United States through our distributor, Integrated Commercialization Services, Inc., or ICS, mainly to three drug wholesaler customers: Cardinal Health, AmerisourceBergen Corp. (the parent of ICS) and McKesson Corp. Our sales to these three wholesalers as a percent of our total gross sales related to continuing operations were 82%, 87% and 86% for the years ended December 31, 2007, 2006 and 2005, respectively. In December 2006, we began selling oxandrolone to Watson for distribution in the United States.
Research and Development
     Our research and development expenses related to continuing operations were $50.9 million, $21.4 million and $17.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Prior to the sale of our former global biologics manufacturing business in July 2005, we had received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel and the Israel-United States Bi-national Industrial Research and Development Foundation for the development of pegloticase. These grants are subject to repayment through royalties on the commercial sales of pegloticase when they commence.

     Since the sale of our former global biologics manufacturing business in July 2005, we no longer internally conduct discovery scientific research on potential products. Instead, our efforts focus on the clinical development of pegloticase for which we have commercialization rights exclusively licensed.
Governmental Regulation
Regulatory Compliance
     Regulation by U.S. and foreign governmental authorities is a significant factor affecting our ability to commercialize pegloticase, the timing of such commercialization and our ongoing research and development activities. The commercialization of pegloticase requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.
     Clinical testing, manufacturing and marketing of pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug application, or IND, human clinical trials and filing and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a BLA for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an independent institutional review board, or IRB, for approval. An IND becomes effective thirty days after receipt by the FDA unless before that time the FDA raises concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, these must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or we may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.
     Typically, clinical testing involves a three-phase process, however, the phases may overlap or be combined:
•	Phase 1 clinical trials are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism;

•	Phase 2 clinical trials are conducted in a limited patient population afflicted with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and

•	Phase 3 larger scale, multicenter, well-controlled clinical trials are conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product for approval, as required by the FDA, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.
     The results of the pre-clinical and clinical testing and chemistry, manufacturing and controls are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in an approvable letter or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications. Any approval required from the FDA might not be obtained on a timely basis, if at all.
     Among the conditions for an NDA or BLA approval is the requirement that the manufacturing and quality control, some specific non-clinical toxicology studies and some laboratory tests, and clinical studies conform on an ongoing basis with current Good Manufacturing Practices, or cGMP, Good Laboratory Practices, or GLP, and Good Clinical Practices, or GCP. In complying with cGMP, GLP and GCP, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing laboratories and clinical trial partners. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA. We also face similar inspections coordinated by the European Medicines Agency, or EMEA, by inspectors from particular EU member countries that conduct inspections on behalf of the EU and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.
     Regulatory requirements and approval processes in EU countries are similar in principle to those in the United States and can be at least as costly and uncertain. The EU has established a unified centralized filing and approval system administered by The Committee for Medicinal Products for Human Use, or CHMP, designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.
     We use and plan to continue to use third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, including new safety risks, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications or the imposition of a risk evaluation and mitigation strategy. Also, new government requirements may be established that could delay or prevent the regulatory approval of pegloticase.
     Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports to the FDA, recordkeeping, product sampling and distribution. In addition, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, a drug or biologic may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. The FDA also requires substantiation of any claims of superiority of one product over another, including that such claims be proven by adequate and well-controlled head-to-head clinical trials.
     In addition, the distribution of prescription pharmaceutical products in the United States is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution and recordkeeping requirements for drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.
     We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code, or the PhRMA Code, an industry code developed to govern interactions with healthcare professionals and we have adopted processes that we believe enhance compliance with the PhRMA Code and these laws.
     We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research and development activities.
New Legislation
     In September 2007, the Food and Drug Administration Amendments Act of 2007, or FDAAA, was signed into law. The new legislation grants significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties.

     Although we expect these and other provisions of the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.
Pricing Controls
     The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third- party payers to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control, and drugs are sold at significantly lower prices than in the United States. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental reimbursement and pricing controls. In addition, legislation has been introduced in the U.S. Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States.
Patents and Proprietary Rights
     Our scientific staff, contract manufacturing partners and consultants continually work to develop proprietary techniques, processes and products. We protect our intellectual property rights in this work by a variety of means, including assignments of inventions from our scientific staff, contract manufacturing partners and consultants, and filing patent and trademark applications in the United States, Europe and other major industrialized countries. We also rely upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Oxandrin is sold under brand-name, logo and certain product design trademarks that we consider in the aggregate to be of material importance.
     As of March 14, 2008, we maintained worldwide approximately 101 issued patents either owned or exclusively licensed by us, including nineteen patents issued in the United States. Additionally, approximately 158 patent applications owned or exclusively licensed by us are pending in various countries. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. The expiration or loss of patent protection resulting from legal challenge normally results in significant competition from generic products against the originally patented product and can result in significant reduction in sales of that product in a very short time. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection; and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others’ proprietary rights. Such litigation may consume substantial amounts of our resources.
     We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.
     In the aggregate, our patent and related rights are of material importance to our business. The following is the intellectual property status for our principal product candidate:
Pegloticase
     We have exclusively licensed from Mountain View Pharmaceuticals and Duke University, issued patents and pending patent applications in numerous countries worldwide, including the United States, Europe, China and Japan, directed to PEGylated urate oxidase, as well as methods for making and using PEGylated urate oxidase. We have also jointly filed U.S. patent applications with Duke University directed to administration of PEGylated urate oxidase. In addition, we are the sole owner of several pending patent applications that have been filed in numerous countries worldwide, including the United States, Europe, China and Japan, directed to urate oxidase. Mountain View Pharmaceuticals has registered the Puricase trademark, which we have exclusively licensed. Our licenses, co-owned and solely-owned issued patents and pending patent applications relating to PEGylated urate oxidase, if issued, would expire between 2019 and 2028, not including any possible patent term extension which may be available upon completion of the FDA approval process for pegloticase.

Competition
     In general, the pharmaceutical and biotechnology industries are intensely competitive. The technological areas in which we work continue to evolve at a rapid pace. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and we expect it to increase. Many of these competitors are substantially larger than we are and have substantially greater capital resources, research and development capabilities and experience, manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors.
     An important factor in our ability to compete will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success. Other significant competitive factors include:
•	product safety and efficacy,

•	timing and scope of regulatory approval,

•	product availability,

•	marketing and sales capabilities,

•	reimbursement coverage from insurance companies and others,

•	the amount of clinical benefits and side effects of our products relative to their cost,

•	the method of administering a product,

•	price,

•	patent protection, and

•	capabilities of partners with whom we may collaborate.
     In the United States, Oxandrin and oxandrolone compete against several other anabolic agents and appetite stimulants. Each of these products has different strategies and resources allocated to its promotion as compared to Oxandrin and oxandrolone. In addition, Oxandrin faces competition from oxandrolone generics, including our generic oxandrolone product. Generic competition for Oxandrin began in December 2006. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories.
     If and when approved and commercialized, pegloticase will be launched in the gout treatment-failure population, an orphan indication for which there is currently no product commercially available. Products used to treat the symptoms of gout, such as gout flares and synovitis, could be used concomitantly in patients also using pegloticase, as long as symptoms and signs of the disease persist. Other uric acid lowering therapies, such as probenecid, oxypurinol, and allopurinol, have not been tested for use in combination with pegloticase.
     We are aware of a new urate lowering prescription therapy that is in late stage clinical development. Febuxostat is being developed by TAP Pharmaceuticals in the United States and by Ipsen Pharmaceuticals in Europe. In February 2008, the Committee for Medicinal Products for Human Use, or CHMP, of the EMEA, provided a positive opinion for febuxostat and recommended it for marketing authorization. The CHMP recommendation will be forwarded to the European Commission for final marketing approval which typically occurs within sixty to ninety days. Mechanically, this drug works like allopurinol, which is an existing gout treatment, to decrease severe uric acid levels in blood. We are unsure of the timing of FDA and or EMEA action for this drug, but it is possible that this product could be approved by the FDA prior to pegloticase or follow after pegloticase, pending the review of both drugs by the FDA and EMEA.
Employees
     As of March 8, 2008, we had 75 employees. All employees are located in the United States. There are 25 employees engaged in research and development activities including clinical, regulatory, quality assurance and control, and manufacturing or production activities; 41 employees are engaged in general and administrative activities including executive, finance, tax, legal, human resources, internal audit, investor relations, information technology, and operations; and 9 employees are engaged in sales and marketing activities including business development, commercial operations, sales operations and marketing. In January 2007, as part of a restructuring of our commercial operations in response to generic competition impacting Oxandrin, we eliminated the 19 person Oxandrin field sales force.

Available Information
     We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission, which we refer to as the SEC, under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. The SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
     Our Internet website is http://www.savientpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We have made these reports available through our website during the period covered by this report at the same time that they become available from the SEC. Our Internet website is not meant to be incorporated by reference into this Annual Report on Form 10-K.
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
OUR EXECUTIVE OFFICERS
     Our current executive officers are as follows:

Name	Age	Positions
Christopher Clement	52	President and Chief Executive Officer
Philip K. Yachmetz	51	Executive Vice President and Chief Business Officer
Paul Hamelin	53	Senior Vice President, Commercial Operations
Brian J. Hayden	56	Senior Vice President, Chief Financial Officer and Treasurer
Zebulun D. Horowitz, M.D.	56	Senior Vice President, Chief Medical Officer
Robert Lamm	53	Senior Vice President, Quality and Regulatory Affairs
     Christopher Clement was appointed President and Chief Executive Officer in July 2004 after joining us in May 2002 as President and Chief Operating Officer. From September 2000 until joining us, Mr. Clement served as CEO and Chairman of Epicyte Pharmaceutical, Inc, a pharmaceutical company. Prior to joining Epicyte, he held the positions of Executive Vice President and Senior Vice President, Chief Marketing Officer at Ares-Serono Group, a pharmaceutical company. From 1988 to 1997, Mr. Clement held a number of senior management positions at Searle Pharmaceuticals, a pharmaceutical company including Vice President of Marketing, Vice President of Corporate Product Planning, Vice President, General Manager of Global Franchises, and Division President. Mr. Clement also held management positions at Ciba-Geigy Pharmaceuticals and Merck and Co., Inc., both of which are global pharmaceutical companies.
     Philip K. Yachmetz was appointed Executive Vice President and Chief Business Officer in February 2006 after joining us in May 2004 as Senior Vice President — Corporate Strategy, General Counsel and Secretary. Mr. Yachmetz joined us from Progenics Pharmaceuticals, Inc., a pharmaceutical company where he held the position of Vice President, General Counsel and Secretary from 2000 until 2004. From 1998 to 2000, he served as Senior Vice President, Business Development, General Counsel and Secretary at CytoTherapeutics, Inc. (now StemCells, Inc.), a stem cell therapeutics discovery company. He also founded and served in 1997 to 1998 as Managing Director of Millennium Venture Management, LLC, a business consulting and advisory firm to the pharmaceutical, healthcare, and high technology industry. From 1989 to 1996, he held legal positions of increasing responsibility at Hoffmann-La Roche Inc., a global pharmaceutical company. Mr. Yachmetz is an attorney admitted to the bar in New Jersey and New York.

     Paul Hamelin joined us in May 2006 as Senior Vice President, Commercial Operations. From March 2006 until May 2006, Mr. Hamelin was Managing Director of Rosemont. From 2004 to 2005, Mr. Hamelin served as President and Chief Operating Officer at Algorx Pharmaceuticals, a pharmaceutical company. Prior to joining Algorx he held the positions of President and Chief Executive Officer of Elitra Pharmaceuticals, Inc., a pharmaceutical company from 2002 to 2004 and Senior Vice President, Global Commercial Operations at Millennium Pharmaceuticals, Inc., from 2000 to 2002. Mr. Hamelin has also held management marketing, sales and commercial operations positions at Pharmacia/Searle, Abbott Labs and Eli Lilly, each of which is a pharmaceutical company for over 20 years and is also a registered pharmacist.
     Brian J. Hayden joined us in July 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining us, Mr. Hayden was the Vice President of Finance and Chief Financial Officer of Bone Care International, Inc., a pharmaceutical company, from 2003 to 2005. Prior to joining Bone Care, Mr. Hayden served as Vice President, Chief Financial Officer and Treasurer of Cell Pathways, Inc., a pharmaceutical company, from 1997 to 2003. Mr. Hayden has also held financial management positions at Hoffmann-La Roche, Inc.
     Zeb Horowitz, M.D. joined us in March 2003 as Senior Vice President, Chief Medical Officer. Prior to joining us, Dr. Horowitz was an Executive Director of Global Clinical Research and Development at Novartis Pharmaceuticals. Prior to joining Novartis in 1996, he was Principal Scientist and Medical Director, New Drug Development, at Procter & Gamble Pharmaceuticals, a pharmaceutical company from 1992 to 1996; Associate Professor of Clinical Medicine at University of Cincinnati College of Medicine (Endocrinology) from 1989 to 1996; Section Chief and Consultant in Endocrinology, Diabetes, Metabolism at Veterans Administration Medical Center, Cincinnati, Ohio, from 1989 to 1996; Assistant Professor of Medicine and Assistant Attending Physician, New York University School of Medicine — Bellevue Hospital Medical Center from 1983 to 1989, and Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City from 1982 to 1984. He received his B.A. from Reed College in 1974, his M.D. in June 1978 from New York University School of Medicine and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).
     Robert Lamm, Ph.D. joined us in June 2002 as Vice President, Worldwide Quality Assurance and was appointed Senior Vice President, Quality and Regulatory Affairs in February 2006. Prior to joining Savient, Dr. Lamm was a Consultant at Quantic Consulting, Inc., a pharmaceutical management and technology consulting firm, from 2001 until 2002. Prior to that time, Dr. Lamm was employed by Carter-Wallace, Inc., a pharmaceutical company, from 1987 to 2001 in positions of increasing responsibility, the last three years as Vice-President of Corporate Quality Standards. From 1984 to 1987, Dr. Lamm worked at Bristol-Myers Squibb Corporation, a global pharmaceutical company, as Quality Section Head. Dr. Lamm received his Masters of Science and Ph.D. degrees from Rutgers University in 1981 and 1984, respectively.

ITEM 1A. RISK FACTORS
     Our Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the development of our lead drug candidate pegloticase, are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.
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
     You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form-10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.
Risks Relating to Our Business
     Our company focuses primarily on the development of a single product, pegloticase. If we are unable to complete the development of and commercialize Puricase, which we refer to as pegloticase, or if we experience significant delays or unanticipated costs in doing so, our ability to generate product revenue and our likelihood of success will be materially harmed.
     Much of our near term results depend on the commercial launch of pegloticase and its further clinical development for expanded uses. While we announced positive top-line Phase 3 clinical trial results in December 2007, there can be no guarantee that the FDA will approve our BLA, or if it will issue a conditional approval. Failure to receive FDA approval, or the cost and delay associated with a conditional approval, will harm our ability to generate product revenue and our business, possibly materially.
     In addition, our ability to commercialize pegloticase will depend on several factors, including:
•	successfully completing the analysis of our Phase 3 clinical trial results,

•	successfully manufacturing drug supplies,

•	receiving marketing approvals from the FDA and similar foreign regulatory authorities,

•	maintaining commercial manufacturing arrangements with third-party manufacturers,

•	launching commercial sales of the product, whether alone or in collaboration with others,

•	acceptance of the product in the medical community and with third-party payers and consumers, and

•	successfully completing future clinical trials.

     There is no guarantee that we will successfully accomplish any or all of the above goals, and our inability to do so may result in significant delays, unanticipated costs or the failure of the clinical development and commercialization of pegloticase or future product candidates, which would have a material adverse effect on our business.
     Pegloticase, and any other product candidate that we may develop in the future, must satisfy rigorous standards of safety and efficacy before it can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy clinical trials and extensive manufacturing quality assessments to obtain regulatory approval.
     We completed the in-life portion of Phase 3 clinical trials for pegloticase and announced positive top-line results in December 2007 and February 2008 that the pre-specified primary efficacy endpoint in the Phase 3 clinical trials were met, and that an analysis of secondary endpoints showed statistical significance in the reduction of gout tophi and the number of tender and swollen joints, and other secondary endpoints. We also announced information related to the safety profile for pegloticase, including the incidence of infusion reactions and deaths of patients in the Phase 3 clinical trials. In addition, we announced that eighteen of one hundred and sixty-nine pegloticase treated patients in the Phase 3 clinical trials, or 11%, had an infusion reaction assessed as being either severe or severe and serious, with intensity levels assessed as severe, moderate or mild. Only eleven of these patients were assessed as being serious adverse events by the clinical investigators.
     We also announced that a total of six patient deaths occurred after randomization during the pegloticase Phase 3 clinical trial or following its completion. One patient died after screening and randomization to the placebo arm but died before administration of the first placebo dose. Three patients died during the pegloticase Phase 3 clinical trials and did not complete the study — two patients in the every two-week dosing arm and one patient in the monthly dosing arm. These deaths occurred nine days, three weeks and four weeks, respectively, after last exposure to pegloticase. Two patients died after they completed their participation in the clinical trials, three and four months, respectively, after receiving their final clinical trial infusion. One patient was assigned to a pegloticase treatment arm and the other patient was assigned to the placebo treatment arm. All patients who died had underlying severe, multiple co-morbidities and polypharmacy, with proximate cause of death other than the study drug. In all cases, neither the investigator nor our internal medical monitors attributed death to exposure to pegloticase.
     These announcements are based on preliminary results and reflect our views and opinions regarding the preliminary data. While we do not anticipate the need to conduct additional clinical trials in connection with the filing or approval of our BLA, we cannot forecast how the FDA or other regulatory authorities will view or consider the data upon review, or how any of the data set will be translated into label language, if approved. The FDA typically conducts its own analyses from the original data sets and may possibly come to different conclusions than those we reached with respect to the efficacy or safety of pegloticase. Accordingly, there can be no guarantee that the FDA will not require additional testing. Moreover, we may conduct additional clinical trials in support of expanded product labeling, additional indications and additional trials may be required prior to sales of pegloticase in the European Union and other foreign jurisdictions.

     Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to the outcome. Success in early phases of clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize pegloticase or future product candidates, including:
•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site,

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, which will not be known to us prior to our pre-BLA meeting with the FDA in April 2008,

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including a finding that subjects are being exposed to an unacceptable health risk or non-compliance with regulatory requirements,

•	the cost of our clinical trials may be greater than we anticipate,

•	we may encounter difficulties or delays in obtaining sufficient quantities of clinical products or other materials necessary for the conduct of our clinical trials,

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions, and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
     If we are required to conduct additional clinical trials or other testing of pegloticase or future product candidates beyond those that we contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, we may:
•	be delayed in obtaining marketing approval for our product candidates,

•	not be able to obtain marketing approval,

•	obtain approval for indications that are not as broad as intended,

•	not obtain marketing approval before other companies are able to bring competitive products to market, or

•	be required to conduct post-approval clinical trials or registry studies.
     Our product development costs will also increase if we experience delays in testing or approvals. Significant delays in clinical trials could also allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates.
     We may not be successful in establishing strategic alliances, which could adversely affect the implementation of our strategic business plan.
     If we are unsuccessful in reaching an agreement with a suitable collaborator or collaborators for our future product candidates we may fail to meet our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish strategic alliances or other alternative arrangements. The terms of any strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.
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

     Our strategic business plan includes a licensing initiative to collaborate with a partner for the development and commercialization of pegloticase outside the United States and Canada. If we are not successful in our efforts to partner pegloticase, then the full potential of pegloticase may not be realized.
     Although we may determine to enter certain markets outside of the United States and Canada ourselves, we are seeking to explore a development and commercialization partnership for pegloticase outside the United States and Canada as part of our strategic business plan. To date, however, we have not identified a suitable partner that meets the criteria we are seeking, and we may continue to have difficulty doing so for a number of reasons. In particular, certain companies may not want to partner with us to commercialize pegloticase because it is a biologic and they focus on small molecule products, or in some instances gout therapy is outside their preferred therapeutic area focus. Other companies only wish to partner for global rights, including the United States and Canada, a transaction structure that we do not wish to pursue. Additionally, the licensing and partnering of biopharmaceutical and pharmaceutical products is a competitive area with numerous companies pursuing strategies similar to those that we are pursuing to license and partner products. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. If we are unsuccessful in partnering pegloticase outside the United States and Canada and are unable to fully exploit the commercial opportunity for the product ourselves in these markets, the full potential of pegloticase may not be realized.
     If we do not successfully recruit and train qualified sales and marketing personnel and build a marketing and sales infrastructure, our ability to independently launch and market pegloticase will be impaired. We will be required to incur significant costs and devote significant efforts to establish a direct sales force.
     If it receives regulatory approval, we intend to independently launch and market pegloticase in the United States and Canada. We currently have no distribution capabilities and have limited sales and marketing capabilities. We may not be able to attract, hire and train qualified sales and marketing personnel to build a significant or successful sales force. If we are not successful in our efforts to develop an internal sales force, our ability to independently launch and market pegloticase will be impaired.
     We will have to invest significant amounts of money and management resources to develop internal sales and marketing capabilities. Because we plan to minimize sales and marketing expenditures and activities, including the hiring and training of sales personnel, prior to obtaining the regulatory approval for pegloticase, we may have insufficient time to build our sales and marketing capabilities in advance of the launch of pegloticase. If we are not successful in building adequate sales and marketing capabilities in advance of the launch of pegloticase, our ability to successfully commercialize the product may be impaired. If we develop these capabilities in advance of the launch of pegloticase and approval of pegloticase is delayed substantially or not granted at all, we will have incurred significant unrecoverable expenses.
     Our strategic business plan includes an initiative to in-license or partner other novel compounds to build our development portfolio. We may not be successful in our efforts to expand our product portfolio in this manner.
     As part of our strategic business plan we are seeking an active in-licensing or partnering program to access and develop novel compounds in later clinical development. This is a highly competitive area with virtually every pharmaceutical, biotechnology and specialty pharmaceutical company publicly stating that they are seeking in-license product opportunities. Certain of these companies are also pursuing strategies to license or acquire products similar to those that we are pursuing. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:
•	we may be unable to identify suitable products or product candidates within our areas of expertise,

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on our investment in the product, or

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us.
     If we are unable to develop suitable potential product candidates by obtaining rights to novel compounds from third parties, we may not be able to fully achieve our strategic business plan and our business could suffer.

     The full development and commercialization of pegloticase and execution of our strategic business plan will require substantial capital, and we may be unable to obtain such capital. If we are unable to obtain additional financing, our business, results of operations and financial condition may be adversely affected.
     The development and commercialization of pharmaceutical products requires substantial funds. In addition, we may require cash to acquire new product candidates and to fully execute on our strategic business plan. In recent periods, we have satisfied our cash requirements primarily through product sales, the divestiture of assets that are not core to our strategic business plan and the monetization of underperforming investments, however, our product sales have decreased to $13.8 million in 2007 from $47.4 million in 2006, and we do not have further non-core assets to divest. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.
     We may not be able to obtain additional funds or, if such funds are available, such funding may be on unacceptable terms. If we raise additional funds by issuing equity securities, either under our shelf registration statement or otherwise, dilution to our then existing stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If adequate funds are not available, we may be required to significantly curtail our commercialization efforts or future development programs or obtain funds through sales of assets or arrangements with collaborative partners or others on less favorable terms than might otherwise be available.
     We incurred an operating loss from continuing operations for the year ended December 31, 2007 and anticipate that we may incur operating losses from continuing operations for the foreseeable future, particularly as a result of decreasing Oxandrin sales, which in the past accounted for a significant portion of our revenues. If we are unable to obtain regulatory approval for or commercialize pegloticase or any other product candidates we may pursue, we may never achieve operating profitability.
     Since 2004, we have incurred substantial operating losses from continuing operations. Our operating losses from continuing operations were $69.2 million, $17.0 million and $14.5 million the years ended 2007, 2006 and 2005, respectively. Our operating losses from continuing operations are the result of the interaction of two factors: increasing operating costs and decreasing revenues. We have and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We have and expect to continue to experience decreasing revenues from sales of Oxandrin and, since its launch in December 2006, our generic Oxandrin brand equivalent product, oxandrolone, on which our continuing operations have been substantially dependent. Sales of Oxandrin and, since December 2006, oxandrolone accounted for 100%, 100%, and 92% of our continuing net product sales in the years ended 2007, 2006 and 2005, respectively. If we do not commercially launch pegloticase, we expect that our revenues will continue to decline significantly, and our results of operations will be materially adversely affected, as the FDA has approved multiple generic versions of oxandrolone since December 2006.
     In addition to market erosion due to generic competition, our sales of Oxandrin and oxandrolone in the United States are impacted by fluctuations in the buying patterns of the three major drug wholesalers to whom we principally sell these products. In the past, wholesalers have reduced their inventories of Oxandrin and we expect that they will continue to reduce inventories as a result of generic competition, further decreasing our revenues from these products.
     Sales of Oxandrin and oxandrolone have also decreased as a result of the elimination or limited reimbursement practices of some states under their AIDS Drug Assistance Programs via their state Medicaid programs for prescription drugs for HIV and AIDS, including Oxandrin and oxandrolone. There can be no assurances that other state formularies will not follow suit. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs in all states across the United States, further decreasing demand for Oxandrin and oxandrolone.
     We have considered the demand deterioration of Oxandrin and oxandrolone as part of our estimates into our product return; however our demand forecasts are based upon management’s best estimates. As of December 31, 2007 and December 31, 2006, our allowance for product returns was $0.9 million and $2.5 million, respectively. Future product returns in excess of our historical reserves could reduce our revenues even further and adversely affect our results of operations.

     Our ability to generate operating profitability in the future is dependent on the successful commercialization of pegloticase and any other product candidate that we may develop, license, partner or acquire. If we do not receive regulatory approval for and are unable to successfully commercialize pegloticase or any other product candidate, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never achieve operating profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
     If third parties on which we rely for distribution of our generic version of oxandrolone do not perform as contractually required or as we expect, our results of operations may be harmed.
     We do not have the ability to independently distribute our generic version of oxandrolone tablets and depend on our distribution partner, Watson Pharmaceuticals, to distribute this product for us. If Watson fails to carry out its obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be harmed.
     We rely on third parties to conduct our clinical development activities for pegloticase and those third parties may not perform satisfactorily.
     We do not independently conduct clinical development activities for pegloticase, including any additional clinical trials we may conduct in the future in support of expanded product labeling and additional indications. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, bio-analytical laboratories and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for pegloticase and may not be able to, or may be delayed in our efforts to, successfully commercialize pegloticase.
     We also rely on other third parties to store and distribute drug supplies for our clinical development activities. Any performance failure on the part of our existing or future distributors could delay regulatory approval or commercialization of pegloticase, producing additional losses and depriving us of potential product revenue.
     Manufacturing our products requires us to meet stringent quality control and quality assurance standards. In addition, we depend on third parties to manufacture pegloticase and intend to rely on third parties to manufacture and supply any future products. If these third-party manufacturers and suppliers, and particularly our sole source supplier for pegloticase, fail to meet applicable regulatory requirements or to supply us for any reason, our revenues and product development efforts may be materially adversely affected.
     We depend on third parties for the supply of pegloticase. Failure of any third-party to meet applicable regulatory requirements and stringent quality control and quality assurance standards may adversely affect our results of operations or result in unforeseen delays or other problems beyond our control.

     The manufacture of pegloticase involves a number of technical steps and requires our third-party suppliers and manufacturers to meet stringent quality control and quality assurance specifications imposed by us or by governmental regulatory bodies. Moreover, prior to the approval of our BLA our third-party manufacturers are subject to preapproval inspection by the FDA. In the event of a natural disaster, equipment failure, strike, war or other difficulty, our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill market demand or the inability of our third-party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.
     Other risks involved with engaging third-party suppliers include:
•	reliance on the third-party for regulatory compliance and quality control and assurance,

•	the possible breach of the manufacturing agreement by the third-party or the inability of the third-party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel, and

•	the possibility of termination or non-renewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.
     We rely on a single source supplier, BTG-Israel, for the manufacture of the active pharmaceutical ingredient, or API, of pegloticase, and although we have contracted with an additional supplier of pegloticase API, Diosynth RTP, Inc., we do not expect Diosynth to commence its commercial supply to us prior to mid-2010.
     In addition, the continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel makes it unlikely that we will be able to initiate sources of supply of pegloticase API other than BTG-Israel prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of pegloticase API under our agreement. While we have secured a secondary source of supply of pegloticase API, Diosynth RTP, Inc., the time to conduct a technology transfer to enable Diosynth to scale up and validate its manufacturing processes, or the failure to successfully complete a technology transfer to Diosynth or to validate the manufacturing process in their facility, for pegloticase will be lengthy, and supply of pegloticase API from this secondary source is not expected to commence until mid-2010. An interruption in the supply of pegloticase API from BTG-Israel or raw materials from other third-party suppliers may materially adversely affect our ability to market pegloticase, which would harm our financial results.
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
     Rapid technological development may result in current or future product candidates becoming obsolete before we can begin marketing these products or are able to recover a significant portion of the research, development and commercialization expenses incurred in the development of these products. For example, since our launch of Oxandrin, a significant portion of Oxandrin sales has been for treatment of patients suffering from HIV-related weight loss. These patients’ needs for Oxandrin have decreased as a result of the development of safer or more effective treatments, such as protease inhibitors. In fact, since January 2001, growth in the AIDS-related weight loss market has slowed substantially and actually began to decline as a result of improved therapies to treat HIV-related weight loss.
     If and when commercialized, pegloticase will be launched in the gout treatment-failure population, an orphan indication for which there is currently no product commercially available. Products used to treat the symptoms of gout, such as gout flares and synovitis, could be used concomitantly in patients also using pegloticase, as long as symptoms and signs of the disease persist. Other uric acid lowering therapies, such as febuxostat, probenecid, and allopurinol, have not been tested for use in combination with pegloticase.

     Our products must compete favorably to gain market acceptance and market share. An important factor in determining how well our products compete is the timing of market introduction of competitive products. For example, multiple competitors have entered into the oxandrolone market. These products, as well as our generic version of oxandrolone, have largely displaced Oxandrin. Additional competition also occurs with the entry of therapeutic options, for example, Par Pharmaceutical Companies, Inc., or Par, introduced megace ES in June 2005. Megace ES is primarily displacing generic megace which represents a substantial portion of the involuntary weight loss market, but also has an effect on Oxandrin sales. Accordingly, the relative speed with which we and competing companies can develop other products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.
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
     The manufacturing process for pharmaceutical products is highly regulated. Manufacturing activities must be conducted in accordance with the FDA’s current Good Manufacturing Practices and comparable requirements of foreign regulatory bodies.
     Failure by our third-party suppliers and manufacturers to comply with applicable regulations, requirements, or guidelines, or to meet FDA preapproval requirements, could result in sanctions being imposed on us, or our third-party manufacturers or suppliers, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of pegloticase or future product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Other than by contract, we do not have control over the compliance by our third-party manufacturers or suppliers with these regulations and standards.
     Changes in manufacturing processes or procedures, including changes in the location where an API or a finished product is manufactured (such as the process we are engaged in with Diosynth) or changes in a third-party supplier may require prior FDA or other governmental review or approval or revalidation of the manufacturing process. This is particularly an issue with biologic products such as pegloticase. This review or revalidation may be costly and time-consuming.
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
     If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.
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
     After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and three of our former officers were named in a series of similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of Sections 10(b) and 20(a) of the Exchange Act through alleged material misrepresentations and omissions and seek an unspecified award of damages. Following a series of dismissals, the plaintiffs filed an appeal in the United States Court of Appeals for the Third Circuit, and an oral argument of the appeal has been tentatively scheduled for late June 2008. We intend to contest the appeal vigorously. However, should the appeal prove successful and an adverse decision in this case is ultimately made, we could be adversely affected financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
     Tax requirements and audits could impact our results of operations.
     We are subject to the tax laws of various jurisdictions. Our results of operations could be materially affected with a change in tax law or in the interpretation of tax law. This also includes the risk of changes in tax rates and the risk of failure to comply with procedures required by the taxing authorities. Failure to manage our tax strategies could lead to an additional tax charge. We are currently under examination by the Internal Revenue Service for the 2005 tax year and various state taxing authorities for certain tax years. Any material disagreement with taxing authorities could result in cash expenditures and adversely affect our results of operations and financial condition.

Risks Relating to Intellectual Property
     If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.
     We are party to various license agreements and we intend to enter into additional license agreements in the future. Our existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us and we expect that future licenses that we may enter into would impose additional requirements on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.
     If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.
     Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The patents and patent applications related to pegloticase, if issued, would expire between 2019 and 2028. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
     Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.
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
Regulatory Risks
     We, our contract manufacturers, suppliers and contract research organizations, are subject to stringent governmental regulation, and our or their failure to comply with applicable regulations could adversely affect our ability to conduct our business.
     Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, such as the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, promotion and distribution of pharmaceutical products for human use. All of our current and future product candidates, manufacturing processes and facilities require governmental licensing, registration or approval prior to commercial use, and maintenance of those approvals during commercialization. Prescription pharmaceutical products cannot be marketed in the United States until they have been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a new drug application or a BLA are substantial. The approval process applicable to pegloticase and products of the type we may develop usually takes many years from the commencement of human clinical trials and typically requires substantial expenditures. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe, effective and of quality, for the treatment of the target indication. The timing of completion of clinical development activities depends on a number of factors, many of which are outside our control. In addition, we may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting our ability to commercialize our products, the timing of such commercialization, and our ongoing research and development activities. The timing of regulatory approvals, if any, is not within our control. Failure to obtain and maintain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude us from marketing our products, limit the commercial use of the products and allow competitors time to introduce competing products ahead of product introductions by us. Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension of existing approvals and delays in obtaining approvals in other jurisdictions.
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
     Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.
     In September 2007, the U.S. President signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. Although we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute products after approval.
     In addition, from time to time legislation is drafted and introduced in Congress that could provide for a reduced regulatory threshold for the approval of generic competition, especially with respect to biologic products. We cannot predict what effect changes in regulations, enforcement positions, statutes or legal interpretations, when and if promulgated, adopted or enacted, may have on our business in the future. Changes could, among other things, provide for a reduced regulatory threshold for the approval of generic competition, especially with regard to generic or “follow-on” biologics products, require changes to manufacturing methods or facilities, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded scientific substantiation requirements. These changes, or new legislation, could adversely affect our business.
Risks Relating to an Investment in Our Common Stock
     Our stock price is volatile, which could adversely affect your investment.
     Our stock price is volatile. Since January 1, 2006, our common stock had traded as high as $24.55 per share and as low as $3.58 per share. The market price of our common stock may be influenced by many factors, including:
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
     We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, which expires in October 2008, if any person or group acquires more than 20% of our common stock without approval of our board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. As a result, the plan makes an acquisition much more costly to a potential acquirer.
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

ITEM 2. PROPERTIES
     Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. Additionally, the lease includes two five-year renewal options.
     In connection with this lease arrangement, we were required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in other assets (as restricted cash) on our consolidated balance sheets at December 31, 2007 and 2006. Effective March 1, 2006, we agreed to sublease approximately 12,400 square feet at a base average annual rental of $0.3 million for an initial term of 5 years, terminable after 3 years at the option of the subtenant. We are also obligated to pay our share of operating maintenance and real estate taxes with respect to our leased property. In October 2007, the sublease agreement was amended and approximately 5,310 square feet was returned to us. Currently, we sublease approximately 7,090 square feet at a base average annual rental of $0.2 million. All other terms of the sublease agreement have remained intact.
     We also lease an office in San Diego, California which is utilized for research and development purposes. We lease this office space on an annual basis at a base annual rental expense of $10,920. The lease expires on May 1, 2008 with an option to extend the term available for an additional one-year period. The extended term would renew at the current base rent plus a seven percent increase.
ITEM 3. LEGAL PROCEEDINGS
Intellectual Property-Related Litigation
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
     On December 1, 2006, the Food and Drug Administration denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications, or ANDAs, for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labeling for geriatric dosing of Oxandrin on June 20, 2008. Also on December 1, 2006, the FDA approved the ANDAs previously filed by Sandoz Pharmaceuticals Corp., or Sandoz for 2.5 mg and 10 mg, and by Upsher-Smith Laboratories, Inc., or Upsher-Smith, for 2.5 mg, dosage forms of generic oral products containing oxandrolone. On December 5, 2006, we filed a petition for reconsideration with the FDA regarding their rejection of our Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. We have not received a decision or other communication regarding this petition for reconsideration to date.
     Following the FDA’s actions, on December 4, 2006 we filed a lawsuit in the U.S. District Court for the District of New Jersey, or the District Court, against Sandoz and Upsher-Smith claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. The temporary restraining order was granted by the District Court, but the preliminary injunction was denied and we appealed shortly thereafter to the United States Court of Appeals for the Federal Circuit in Washington, D.C., or the Federal Circuit, which issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until December 28, 2006. Thereafter, we, through our distribution partner, Watson Pharmaceuticals, launched an authorized generic of oxandrolone tablets, USP, C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages, in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz has been dismissed without prejudice and the litigation with Upsher-Smith is continuing in the District Court and is now in the discovery phase. Upsher-Smith filed counterclaims challenging the validity of our patents and for various anti-trust related issues. We intend to vigorously pursue our claims of infringement and to defend the counterclaims filed by Upsher-Smith for which we believe there are strong defenses.
     On September 4, 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and recession of the assignment of the inventions. Effective March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and recession of the invention assignments. On March 7, 2008, the Court granted our motion to limit discovery to liability issues for a period of one hundred and fifty (150) days in contemplation of our bringing a motion for summary judgment at the conclusion of that period. We believe there are strong defenses to Berger’s claims and intend to vigorously defend against this lawsuit.
Other Litigation
     On December 20, 2002, a purported shareholder class action was filed against us and three of our former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint asserted that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. The plaintiffs filed such amended complaint and we filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted our motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On December 13, 2005, we filed a motion to dismiss the second amended complaint. On October 26, 2006, the United States District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The District Court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the United States Court of Appeals for the Third Circuit, which is currently pending. Oral arguments for the appeal have been tentatively scheduled for late June 2008 and a decision on this case is not expected until sometime later in 2008. We intend to contest the appeal vigorously and have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
     From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is quoted on The Nasdaq Global Market under the symbol “SVNT”, and prior to June 23, 2003, it was quoted under the symbol “BTGC.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock from January 1, 2006 through December 31, 2007 as reported by The Nasdaq Global Market.

	High	Low
2006
First Quarter	$5.33	$3.77
Second Quarter	6.01	5.02
Third Quarter	6.54	5.10
Fourth Quarter	12.18	6.69

2007
First Quarter	$15.51	$11.66
Second Quarter	14.48	11.49
Third Quarter	15.44	10.92
Fourth Quarter	23.70	11.81
     The number of stockholders of record of our common stock on March 12, 2008 was approximately 1,235.
     We have never declared or paid a cash dividend on our common stock, and we do not expect that cash dividends will be paid to the holders of our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH
     The following graph compares the cumulative total return of our common stock with the cumulative total returns on the (i) S&P Smallcap 600, (ii) NASDAQ Composite, (iii) Nasdaq Pharmaceutical, (iv) Nasdaq Biotechnology, (v) S&P SmallCap 600 Biotechnology (formerly referred to as the S&P 600 Biotechnology), and (vi) S&P SmallCap 600 Pharmaceutical, Biotechnology & Life Sciences (formerly referred to as the S&P Pharmaceutical Biotechnology & Life Sciences), indices for the period from December 31, 2002 through December 31, 2007. This year the stock performance graph reflects a change made by us in choice of the comparison from the S&P Smallcap 600, S&P 600 Biotechnology and S&P 600 Pharmaceuticals Biotechnology and Life Sciences Indices to the Nasdaq Biotechnology and Nasdaq Pharmaceutical Indices. This change reflects what we believe are indices that are a more representative comparison for our industry and for a company of our market capitalization. Beginning next year, the stock performance graph will no longer provide comparisons to the S&P Smallcap 600, S&P Smallcap 600 Biotechnology and S&P Smallcap 600 Pharmaceuticals, Biotechnology & Life Sciences Indices.
     The graph assumes (a) $100 was invested on December 31, 2002 in our common stock and the stocks in each of the indices and (b) the reinvestment of dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	6/03	12/03	6/04	12/04	6/05	12/05	6/06	12/06	6/07	12/07
Savient Pharmaceuticals, Inc.	100.00	145.89	144.02	77.48	84.66	137.77	116.84	164.01	350.20	388.00	717.59
S&P SmallCap 600	100.00	112.93	138.79	152.73	170.22	173.28	183.30	197.40	211.01	229.06	210.38
NASDAQ Composite	100.00	120.37	149.34	152.96	161.86	154.00	166.64	165.14	186.18	201.06	205.48
NASDAQ Pharmaceutical	100.00	136.86	144.23	149.37	159.47	138.14	159.95	153.20	162.76	156.57	152.73
NASDAQ Biotechnology	100.00	136.81	146.39	155.24	163.20	151.77	184.87	171.78	182.56	183.35	184.28
S & P SmallCap 600 Biotechnology	100.00	127.45	159.33	136.27	125.88	118.66	119.66	138.96	155.00	167.74	229.86
S & P SmallCap 600 Pharmaceuticals, Biotechnology & Life Sciences	100.00	123.10	149.19	160.03	159.27	146.11	154.30	159.52	176.61	197.51	208.90

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2007 and the Consolidated Balance Sheet Data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the Company’s audited Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31, (1)
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Product sales, net	$13,825	$47,351	$48,043	$59,401	$68,909
Other revenues	199	163	1,452	2,952	5,048

Total revenues	14,024	47,514	49,495	62,353	73,957
Cost of goods sold and expenses	83,198	64,519	63,975	81,969	74,753

Operating loss from continuing operations	(69,174)	(17,005)	(14,480)	(19,616)	(796)
Other income (expense), net and investment income	8,212	15,566	14,157	(734)	105
Income tax expense (benefit)	(11,807)	25	146	13,063	(153)

Loss from continuing operations	(49,155)	(1,464)	(469)	(33,413)	(538)
Income from discontinued operations	487	61,789	6,437	5,898	12,992

Net income (loss)	$(48,668)	$60,325	$5,968	$(27,515)	$12,454

Loss per common share from continuing operations:
Basic	$(0.94)	$(0.03)	$(0.01)	$(0.56)	$(0.01)

Diluted	$(0.94)	$(0.03)	$(0.01)	$(0.56)	$(0.01)

Earnings per common share from discontinued operations:
Basic	$0.01	$1.06	$0.11	$0.10	$0.22

Diluted	$0.01	$1.06	$0.11	$0.10	$0.22

Earnings (loss) per common share:
Basic	$(0.93)	$1.03	$0.10	$(0.46)	$0.21

Diluted	$(0.93)	$1.03	$0.10	$(0.46)	$0.21

Weighted average number of common and common equivalent shares:
Basic	52,461	58,538	60,837	60,066	59,194
Diluted	52,461	58,538	60,837	60,066	59,194

(1)	Selected consolidated financial data includes retrospective reclassifications from continuing operations to discontinued operations as a result of certain divestitures (BTG-Israel in 2005 and Rosemont in 2006) as disclosed in the footnotes to our consolidated financial statements.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data(2):
Cash, cash equivalents and short-term investments	$142,422	$179,396	$75,372	$25,282	$22,801
Accounts receivable, net	1,490	3,517	11,716	25,078	33,375
Inventories, net	2,636	4,203	9,419	17,090	18,622
Total current assets	158,934	194,858	105,863	71,700	84,180
Goodwill	—	—	40,121	40,121	40,121
Other intangibles, net	—	—	67,638	71,688	75,743
Total assets	167,173	197,893	222,691	257,205	290,747
Total current liabilities	19,184	20,164	20,866	43,664	48,806
Long-term liabilities	8,924	43	—	—	5,903
Accumulated deficit	(67,445)	(14,316)	(41,519)	(47,487)	(19,972)
Stockholders’ equity	139,065	177,686	181,394	174,384	199,389

(2)	Selected consolidated balance sheet data includes BTG-Israel and Rosemont for year ends prior to their date of divestiture.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a specialty biopharmaceutical company focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader markets.
     We are currently developing Puricase®, which we refer to as pegloticase, which is being developed for the control of uric acid in patients with gout whose signs and symptoms are inadequately controlled by conventional urate lowering therapy due to ineffectiveness, dose limiting toxicity, hypersensitivity or other contraindications. In 2001 pegloticase received “orphan drug” designation by the U.S. Food and Drug Administration, or FDA, which may allow it to receive orphan drug exclusivity if and when pegloticase is approved. Orphan drug exclusivity may prevent competitive versions of the same drug for the same indication from entering the market for a period of seven years from the time of FDA approval of pegloticase. In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of pegloticase and announced positive top-line clinical results in December 2007. In February 2008, we observed positive results for additional secondary endpoints in our two replicate Phase 3 studies.
     We are scheduled to have a pre-Biologics License Application, or BLA, meeting with the reviewing division of the FDA on April 17, 2008 and plan to request a priority review at that time. We intend to file the BLA with the FDA as soon as practicable following the pre-BLA meeting based on the positive results from our Phase 3 clinical studies, assuming we are granted a priority review by the FDA and they then adhere to the established action date, and expect an FDA action date by early 2009.
     We are conducting an open label extension study enrolling patients who completed the Phase 3 protocols. In the extension study, patients may receive open label pegloticase every two weeks, or every four weeks, or participate in an observation only arm of the study. We are also conducting a small study in patients at four clinical sites that participated in pegloticase early development studies, but who have not had pegloticase treatment since completing the Phase 1 or Phase 2 study in which they participated. The patients enrolled in this study will be eligible to receive six months of pegloticase treatment. In addition, we are conducting two juvenile toxicology studies.
     Our strategic plan is to advance the development of pegloticase, launch the product in the United States and Canada, partner the product outside the United States and Canada and expand our product portfolio by in-licensing compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.
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
     The introduction of Oxandrin generics has led to decreased demand for Oxandrin. We believe that sales of Oxandrin will continue to decrease, and that, in the near term, shipments will decline in order to ensure that product currently at wholesalers and retailers will be sold and pulled through the distribution channel prior to expiration of the product.
     Our authorized generic, oxandrolone, is currently competing with third-party generics, as well as with our Oxandrin product. As a generic product, oxandrolone is yielding lower selling prices than our Oxandrin product and therefore its impact is minimal in offsetting the reduction in Oxandrin revenues. In addition, because our Oxandrin product and our generic oxandrolone products both face competition from other providers of Oxandrin generics, we believe that our partial market share of the Oxandrin and oxandrolone market, together with decreasing selling prices, will continue to lead to lower Oxandrin and oxandrolone revenues.
     We restructured our commercial operations in 2006 and 2007 such that we currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of pegloticase. As part of the restructuring, we discontinued our nineteen person Oxandrin field sales force in January 2007.
     Prior to August 2006, we also marketed more than 100 pharmaceutical products in oral liquid form in the United Kingdom, Europe and parts of Asia through our former United Kingdom subsidiary, Rosemont Pharmaceuticals, Ltd, which we refer to as Rosemont. We sold Rosemont in August 2006 to Ingleby (1705) Limited, a Close Brothers Private Equity company, for $176.0 million. The results of our former Rosemont subsidiary are included as discontinued operations in our consolidated financial statements.
     In January 2006, we completed the sale of Delatestryl, an injectable testosterone product for male hypogonadism, to Indevus Pharmaceuticals, Inc., or Indevus. Under the terms of the sale, Indevus paid us an initial payment of $5.0 million and a portion of net sales of the product for the first three years following the closing of the transaction, based on an escalating scale. A $5.9 million gain on the sale of Delatestryl was recorded for the year ended December 31, 2006.
Discontinued Operations
     During August 2006, we sold Rosemont our oral liquid pharmaceuticals business in the United Kingdom, to Ingleby (1705) Limited, a Close Brothers Private Equity Company, or Close Brothers. Under the terms of the sale, Close Brothers paid to us an aggregate purchase price of $176.0 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from us which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of the oral liquid pharmaceuticals business was $77.2 million.
     In July 2005, we sold BTG-Israel, our former biologics manufacturing business, which primarily operated in Israel. Financial results related to BTG-Israel are included in discontinued operations for the year ended December 31, 2005. The loss on disposition of the BTG-Israel business was $4,000.

     Revenue, operating income and income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues from discontinued operations	$—	$24,224	$51,088

Operating income from discontinued operations	$—	$5,415	$9,851

Income from discontinued operations	$487	$61,789	$6,437

     Discontinued operations during 2007 includes tax refunds received by us from the Israeli Taxing Authorities and foreign currency exchange gains on foreign tax refunds. The refund was due to an overpayment of estimated taxes in Israel for the 2005 short tax year. Discontinued operations during 2006 include the results of Rosemont up until its sale in August 2006. Discontinued operations during 2005 include the results from BTG-Israel up until its sale in July of 2005 and a full year for Rosemont.
     We did not have any revenues from discontinued operations in 2007. Revenues from discontinued operations decreased by $26.9 million, or 53%, to $24.2 million in 2006, from $51.1 million in 2005, as a result of having revenues attributable to both BTG-Israel and Rosemont in 2005, and only to Rosemont in 2006.
     We did not have any operating income from discontinued operations in 2007. Operating income from discontinued operations decreased by $4.4 million, or 44%, to $5.4 million in 2006, from $9.9 million in 2005, as a result of having operating income attributable to both BTG-Israel and Rosemont in 2005, and only to Rosemont in 2006.
     Income from discontinued operations was $0.5 million for the year ended December 31, 2007 due to Israel tax refunds and foreign currency exchange gains on these refunds. Income from discontinued operations increased by $55.4 million, to $61.8 million in 2006, from $6.4 million in 2005. This increase was primarily attributable to the gain on the sale of Rosemont, net of income taxes, realized in 2006. Income tax expense related to discontinued operations in 2006 was $21.3 million, primarily related to the gain on sale of Rosemont, compared to $3.3 million of income tax expense related to discontinued operations in 2005, mostly related to operating profit generated by Rosemont, and to a lesser extent by BTG-Israel.
     These results of discontinued operations are not included in the discussion below under “Results of Operations.”
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
     Product revenue recognition. Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, we began shipping oxandrolone to our distributor and have accounted for this on a consignment basis until the product is sold into the retail market. We have deferred the recognition of revenue related to these shipments until we confirm that the product has been sold into the retail market and all other revenue recognition criteria has been met. We recognize revenue in accordance with SEC’s, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which we refer to together as SAB 104, and Statement of Financial Accounting Standards No. 48 Revenue Recognition When Right of Return Exists, or SFAS No. 48. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed and determinable, and

•	collectability is reasonably assured.
     SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if:
•	the seller’s price to the buyer is substantially fixed or determinable at the date of sale,

•	the buyer has paid and the obligation is not contingent on resale of the product,

•	the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product,

•	the buyer acquiring the product for resale has economic substance apart from that provided by the seller,

•	the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and

•	the amount of future returns can be reasonably estimated.
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
     Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg (1) (2)	3 - 4
Delatestryl (3)	5

(1)	In 2006, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a three-year shelf life and thus we modified the product’s label to indicate a three-year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)	In 2007, we determined, based on our review of stability data, that the Oxandrin and oxandrolone 10 mg dosage form demonstrated stability over a four-year shelf life and thus we modified the product’s label to indicate a four-year expiration date. Oxandrolone product with four-year expiration dating was first sold to our customers in August 2007. Oxandrin product with four-year expiration dating has not yet been sold to our customers.

(3)	On January 9, 2006, we completed our sale of Delatestryl to Indevus Pharmaceuticals, Inc. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.

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
     We also utilize the guidance provided in SFAS No. 48 and SAB 104 in establishing our return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:
•	the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand,

•	relatively long periods in which a particular product may be returned,

•	absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and

•	absence of a large volume of relatively homogeneous transactions.

     SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including:
•	significant increases in or excess levels of inventory in a distribution channel,

•	lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users,

•	expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products,

•	the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing,

•	the newness of a product,

•	the introduction of competitors’ products with superior technology or greater expected market acceptance, and

•	other factors that affect market demand and changing trends in that demand for the registrant’s products.
     As a result of Oxandrin generic competition that began in December 2006, we analyze the impact on product returns considering the product currently at wholesalers and retailers, and the current demand forecasts. As a result, we recorded an additional product returns reserve of $0.4 million for the year ended December 31, 2006. During the year ended December 31, 2007, based on revised more favorable demand forecasts for Oxandrin, we decreased our reserve for product returns by the $0.4 million established in December 2006. These reserves are subject to revision from time to time based on our current estimates.
     The aggregate net product return allowance reserve was $0.9 million as of December 31, 2007, and $2.5 million as of December 31, 2006. A tabular roll-forward of the activity related to the allowance for product returns is as follows:

		Expense Provisions		Actual Deductions
		Related to
		Current	Related to		Related to
	Balance	Year	Prior	Related to	Prior		Balance at
Description	Beginning of Period	Sales	Period Sales	Current Year Sales	Period Sales	Other Deductions	End of Period
	(In thousands)
Allowance for sales returns:
2007	$2,452	115	(308)	—	(1,354)	—	$905
2006	$2,888	1,309	1,065	—	(2,810)	—	$2,452
     Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $1.0 million as of December 31, 2007 and $1.3 million as of December 31, 2006. A tabular roll-forward of the activity related to the allowances for Medicaid and other government rebates is as follows:

		Expense Provisions		Actual Deductions
		Related to
		Current	Related to		Related to
	Balance	Year	Prior	Related to	Prior		Balance at
Description	Beginning of Period	Sales	Period Sales	Current Year Sales	Period Sales	Other Deductions	End of Period
	(In thousands)
Allowance for rebates:
2007	$1,253	2,188	(431)	(1,001)	(1,006)	—	$1,003
2006	$2,491	2,516	(171)	(1,263)	(2,320)	—	$1,253

     Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.
     As a result of Oxandrin generic competition that began in December 2006, we analyze the impact on inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserve was $7.9 million as of December 31, 2007 and $8.3 million as of December 31, 2006.
     In addition, we had committed to minimum purchase requirements of Oxandrin raw material inventory in the future which, based on current demand forecasts, were not expected to be met. During 2006, we recorded a $2.0 million liability related to our future minimum purchase commitments of Oxandrin raw material inventory as a result of the estimated impact of generic competition. In the first quarter of 2007, we entered into an agreement with our oxandrolone raw material supplier which reduced the future purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory.
     Share-Based Compensation. We grant stock options to employees and as compensation to our directors with exercise prices equal to the fair market value of the underlying shares of common stock on the date the options are granted. Options granted to employees have a term of ten years from the grant date and generally vest ratably over a four-year period. Options to board members are granted on a yearly basis and represent compensation for services performed on the Board. Options granted to board members vest quarterly over a one-year period from the date of grant. The fair value of each option is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost, including the option’s expected term and the price volatility of the underlying stock. Compensation cost for stock options that has been charged against income including employee stock purchase plan-related compensation expenses was approximately $3.5 million in 2007 and $1.4 million in 2006. There were no stock option or employee stock purchase plan compensation expenses in 2005. In 2007, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation, which we expect to recognize over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     We also grant restricted stock awards to some of our employees and as compensation to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the life of the vesting period, which has generally ranged from one to four years in duration (daily pro rata vesting is calculated for employees terminated involuntarily without cause). Restricted stock awards to board members are granted on a yearly basis and represent compensation for services performed on the Board. Restricted stock awards to board members vest quarterly over a one-year period from the date of grant. Compensation cost for restricted stock awards is based on the award’s grant date fair value, which is the closing price of our common stock on the date the award is approved, multiplied by the number of shares awarded. During 2007, we issued 458,000 shares of restricted stock at a weighted average grant date fair value of $14.41 per share amounting to approximately $6.6 million. During 2007, approximately $2.7 million of deferred restricted stock compensation cost was amortized to expense, as compared to $0.4 million during 2006 and $0.3 million during 2005. As of December 31, 2007, approximately 728,000 shares remained unvested, and there was approximately $8.4 million of unrecognized compensation cost related to restricted stock.
     During 2007 and 2006, we granted restricted stock awards that contain performance or market conditions to senior management personnel that could result in the vesting and issuance of common stock if the performance targets or market conditions are achieved.
     Restricted stock awards granted that contain performance conditions have the potential to vest over the next one to three years upon the achievement of specific financial performance and strategic objectives related to the achievement of budgeted cash flows from operations, developmental milestones for pegloticase and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of our common stock on the date the award is approved multiplied by the number of shares awarded. Compensation cost is recorded as an expense over the implicit or explicit requisite service period based on management’s best estimate as to whether the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if the performance target is not satisfied.

     During the year ended December 31, 2007, we issued to our President and Chief Executive Officer, a restricted stock award that contains a market condition, the vesting of which is contingent upon the price of our common stock achieving a certain pre-established stock price target. Compensation cost is based upon the grant date fair value of the shares awarded and charged against income over the derived service period. Compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived service period is not met by the senior executive. We utilized a Monte Carlo simulation model to calculate both the grant date fair value and the vesting period of the award. Based on this simulation, the grant date fair value of the award is $8.98 per share and compensation cost is being charged against income ratably over a two-year derived service period.
     During 2007, we recorded approximately $2.4 million of compensation cost as an expense related to restricted stock awards that contain performance or market conditions, compared to $0.7 million during 2006. We did not grant any restricted stock awards that contain performance or market conditions during the year ended December 31, 2005. As of December 31, 2007, approximately 611,000 shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2010 and could result in up to $3.0 million of additional compensation expense if the performance targets are met or are expected to be attained. As of December 31, 2007, there was approximately $1.0 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which we expect to recognize ratably over the next 1.2 years.
     Research and development. All research and development costs are expensed as incurred. During 2007, we incurred non-refundable fees of approximately $5.5 million for the reservation of manufacturing capacity associated with potential future production orders for pegloticase pursuant to agreements with our contract manufacturers. These capacity reservation fees were expensed as incurred as research and development expenses and may be applied to future potential production orders for pegloticase.
     Income taxes. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, in 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in other liabilities on our consolidated balance sheet. This increase in liability resulted in a corresponding increase to accumulated deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.7 million as of December 31, 2007, including accrued penalties and interest. The net increase of $4.1 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.
     Disclosures about Fair Values of Financial Instruments, SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, notes receivable, accounts receivable and accounts payable approximate fair value. See Note 2 to our consolidated financial statements for further discussion of the fair value of financial instruments.
     Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction to the cost basis of the investment. In 2007, we recorded $0.3 million of realized investment losses due to OTT declines in fair value, compared to $0.1 million in 2006. We do not believe we will be able to recover the full cost of these declines. We did not record any realized investment losses due to OTT declines in fair value in 2005.

Results of Operations
     Our revenues were derived primarily from Oxandrin and oxandrolone in 2007, Oxandrin in 2006 and Oxandrin and Delatestryl in 2005. Our product revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:
•	the timing and amount of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payer reimbursement policies for our products,

•	increased competition from new or existing products,

•	the timing of the introduction of new products,

•	the timing and amount of expenses relating to manufacturing activities, and

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights.
     The following table summarizes net sales of our commercialized products and their percentage of net product sales for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Oxandrin	$8,425	60.9%	$46,965	99.2%	$44,405	92.4%
Oxandrolone(1)	5,400	39.1	469	1.0	—	—
Delatestryl(2)	—	—	(83)	(0.2)	3,638	7.6

	$13,825	100%	$47,351	100.0%	$48,043	100.0%

(1)	On December 29, 2006, we launched our authorized generic of Oxandrin, which is distributed through Watson.

(2)	On January 9, 2006, we completed the sale of Delatestryl to Indevus.
     We believe that our product performance will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:
•	maintaining or increasing business with our existing products,

•	expanding into new markets, and

•	commercializing additional products.
     Our financial results have been dependent on sales of Oxandrin since its launch in December 1995. Generic competition for Oxandrin began in December 2006 and the introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has adversely affected us financially and has required us to scale back some of our business activities related to the product. As a result, we anticipate that Oxandrin will be a less significant product for our future operating results.
     During 2007, 2006 and 2005, we incurred substantial expenses relating to the clinical development of pegloticase. We expect to continue to incur significant losses in 2008, as revenues from Oxandrin and oxandrolone will remain flat or decrease coupled with continued substantial expenses relating to the development of pegloticase.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006
Revenues
     Total revenues from continuing operations decreased $33.5 million, or 71% to $14.0 million in 2007, from $47.5 million in 2006. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic product, oxandrolone, through our distribution agreement with Watson.
     Sales of Oxandrin decreased $38.6 million, or 82%, to $8.4 million in 2007, from $47.0 in 2006. This decrease was primarily attributable to generic competition to Oxandrin, which began in December 2006. Total prescription volume for Oxandrin decreased by 76% in 2007 from 2006, and we expect that sales will continue to decline in future periods. The rate of decline will be dependent on various factors, including the pricing of competing generic products and the number of competing generic products in the marketplace.
     Revenues from oxandrolone, our Oxandrin generic, increased by $4.9 million, to $5.4 million in 2007, from $0.5 million in 2006. Oxandrolone revenues were nominal in 2006, as we launched this product in December 2006. We expect that revenues of oxandrolone will decrease or remain flat in future years, due to generic competition.
Cost of goods sold
     Cost of goods sold decreased $7.3 million, or 86%, to $1.2 million in 2007, from $8.5 million in 2006. The decrease was primarily due to lower sales of Oxandrin in 2007 as a result of generic competition. Additionally, the 2006 results included increased valuation reserves of $2.6 million related to Oxandrin inventory and a $2.0 million accrued liability related to our future minimum purchase commitments for Oxandrin raw material inventory, both resulting from the estimated impact of generic competition. During 2007, we entered into an agreement with our oxandrolone raw material supplier to reduce our future inventory purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory. As a result of this agreement, we recorded a $1.4 million adjustment which reduced cost of goods sold in 2007.
Research and development expenses
     Research and development expenses increased $29.5 million, or 138%, to $50.9 million in 2007, from $21.4 million in 2006. The increase is the result of Phase 3 clinical trials for pegloticase, which were completely enrolled in March 2007 and completed in October 2007. Additionally, significant development work related to pegloticase manufacturing validation was completed in 2007. Expenses related to pegloticase clinical trials increased by $9.5 million from 2006 to 2007, and pegloticase manufacturing and process development expenses increased by $8.0 million from 2006 to 2007. In addition, we incurred approximately $5.5 million of non-refundable fees for the reservation of manufacturing capacity associated with potential future pegloticase orders pursuant to manufacturing agreements with our primary and secondary contract manufacturers. From 2006 to 2007, we also recognized a $2.2 million increase in stock based compensation expense including performance based stock awards where performance objectives were either achieved or determined to be achievable, a $0.9 million increase in salaries and benefits due to increased headcount, and a $3.4 million increase in legal and consulting expenses related to preparation of our pegloticase BLA and patent protection.
Selling, general and administrative expenses
     Selling, general and administrative expenses decreased $3.5 million, or 10%, to $31.1 million in 2007, from $34.6 million in 2006. Of the decrease, approximately $2.7 million results from lower salaries, benefits and other expenses related to our Oxandrin sales force that we terminated in January 2007. Additionally, from 2006 to 2007, Sarbanes-Oxley-related fees decreased by $1.4 million, financial consulting fees decreased by $1.2 million, audit fees decreased by $1.1 million, and legal fees decreased by $0.7 million. Partially offsetting these lower costs was a $3.9 million increase in stock based compensation expense including performance based stock awards where performance objectives were either achieved or determined to be achievable.
Investment income
     Investment income increased $1.6 million, or 22%, to $8.8 million in 2007, from $7.2 million in 2006. This increase primarily resulted from dividend and interest income on higher average cash balances partially offset by the impact of lower effective interest rates during 2007 as compared to 2006.
Other income (expense)
     Other income (expense) decreased $8.8 million, to an expense of $0.5 million in 2007, from income of $8.3 million in 2006. Our 2007 expense was primarily attributable to $0.5 million of interest and tax penalties associated with our liability for unrecognized tax benefits for 2007. Additionally, our 2006 results included a $5.9 million gain on the sale of Delatestryl, a $1.3 million settlement with the Ross

Products division of Abbott Laboratories, or Ross, related to commission payment overcharges, $0.6 million of income from the expected receipt of Omrix stock from Catalyst Investments, L.P., or Catalyst, in connection with our 2005 agreement with Catalyst, and $0.5 million related to a settlement of litigation with Novo Nordisk.
     Income tax expense
     Provision for income taxes decreased $11.8 million, to a benefit of $11.8 million in 2007, from an expense of $25,000 in 2006. The 2007 income tax benefit reflects the tax effects of the carryback of our 2007 net operating loss to the 2006 tax year to recover 2006 income taxes paid, a change in the estimated book to tax differences in our 2006 federal income tax return as filed in September 2007 along with the impact of research and development tax credits for 2003, 2004, 2005 and 2006 applied against our 2006 taxable income which resulted in a refund of 2006 taxes paid of $4.6 million and a decrease in our annual effective tax rate.
     We will carry back our 2007 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipate receiving an additional refund of approximately $8.6 million during 2008 which is reflected in recoverable income taxes on the Company’s consolidated balance sheets as of December 31, 2007.
Results of Operations for the Years Ended December 31, 2006 and December 31, 2005
Revenues
     Total revenues from continuing operations decreased $2.0 million, or 4%, to $47.5 million in 2006, from $49.5 million in 2005. This decrease resulted primarily from a $1.3 million decrease in other revenues and a $0.7 million decrease in product sales.
     The $0.7 million decrease in product sales, to $47.3 million in 2006, from $48.0 million 2005, was primarily attributable to lower sales of our former product, Delatestryl which we sold to Indevus in January, 2006, partially offset by an increase in sales of Oxandrin and oxandrolone.
     Sales of Oxandrin increased $2.6 million, or 6%, to $47.0 million in 2006, from $44.4 million in 2005. This increase was primarily attributable to price increases instituted during 2006, stronger sales and marketing programs, and a reduction in the level of Medicaid rebates due in part to the initiation of Medicare Part D program and with Oxandrin being one of numerous products placed upon greater restriction for reimbursement in Florida. Partially offsetting these increases in Oxandrin sales was an 18% decrease in total prescription volume in 2006 compared to 2005. This compares with an overall decline in the involuntary weight loss market of 1%.
     Sales of Delatestryl decreased $3.7 million in 2006 from 2005. In January 9, 2006, we completed the sale of Delatestryl to Indevus, which terminated our sales of this product. As part of the Delatestryl sale agreement, we receive royalty payments on net sales generated by Indevus.
     On December 29, 2006, we launched our generic oxandrolone product via our distribution partner, Watson. Sales of oxandrolone were $0.5 million for the year ended December 31, 2006.
     Other revenues decreased $1.3 million, to $0.2 million in 2006, from $1.5 million in 2005. This decrease was attributable to lower royalties resulting from our sale of the exclusive rights to specified intellectual property in December 2005 as part of a litigation settlement.
Cost of goods sold
     Cost of goods sold increased $3.2 million, or 60%, to $8.5 million in 2006, from $5.3 million in 2005. Cost of goods sold as a percentage of product sales increased to 18% in 2006 from 11% in 2005. This increase was due primarily to $2.6 million of inventory valuation adjustments recorded in the fourth quarter of 2006 relating to Oxandrin raw material and finished goods inventory on hand as of December 31, 2006 that was in excess of expected future product demand due to the launch of generics. The excess inventory levels resulted from generic competition to Oxandrin. Additionally, as a result of the generic competition to Oxandrin, we recorded a $2.0 million liability in the fourth quarter of 2006 related to future raw material purchase commitments that were not required based on lower demand forecasts for Oxandrin and oxandrolone. Partially offsetting the higher cost of goods sold variance from the inventory valuation adjustment and liabilities recorded in 2006 was a $1.4 million inventory valuation adjustment recorded in 2005 related to the production of oxandrolone, which was not being marketed at that time.

Research and development expenses
     Research and development expenses increased $4.4 million, or 26%, to $21.4 million in 2006, from $17.0 million in 2005. This increase was primarily attributable to clinical development expenses for pegloticase due to the initiation of Phase 3 clinical studies in May 2006, and higher manufacturing validation and process development costs related to pegloticase.
Selling, general and administrative expenses
     Selling, general and administrative expenses decreased $2.1 million, or 6%, to $34.6 million in 2006, from $36.7 million in 2005. This decrease was primarily attributable to a planned reduction in our sales force in August 2005 and corresponding marketing expenses as a result of a strategic change to target only high volume prescribers of Oxandrin, partially offset by a $1.0 million increase in legal fees related to the filing of two lawsuits for infringement of our patents related to various methods of using Oxandrin and a $1.1 million increase in compensation expense related to stock-based compensation under SFAS No. 123(R) (revised 2004), Share-Based Payment, or SFAS 123(R).
Commissions and royalties expenses
     Commissions and royalties expenses decreased $5.1 million to $5,000 in 2006, from $5.1 million in 2005. This decrease was primarily attributable to the termination of our agreement with Ross related to sales of Oxandrin for the long-term care market and an elimination of the royalties that we previously paid related to arrangements involving our former products, Delatestryl and Mircette.
Investment income
     Investment income increased $6.4 million, to $7.2 million in 2006, from $0.8 million in 2005. This increase primarily resulted from significantly higher cash balances on hand and higher effective interest rates in 2006. Additionally, we recorded $0.5 million of investment income in 2006 for a gain realized related to our sale of Omrix common stock in November 2006.
Other income (expense), net
     Other income (expense), net, decreased $5.1 million, to income of $8.3 million in 2006, from income of $13.4 million in 2005. In 2006, other income was primarily attributable to the $5.9 million gain on the sale of Delatestryl, a $1.3 million settlement due from Ross related to commission payment overcharges, $0.6 million of income from the receipt of shares of Omrix stock from Catalyst as part of our 2005 agreement with Catalyst and $0.5 million of income related to a settlement of litigation with Novo Nordisk. In 2005, other income primarily reflected $10.6 million of income related to a patent infringement legal settlement on our former product, Mircette, and the successful settlement of intellectual property litigation with Novo Nordisk for $3.0 million.
Income tax expense
     Income tax expense decreased $121,000, to $25,000 in 2006, from $146,000 in 2005. This decrease was primarily attributable to an increase in the loss from continuing operations before income taxes for the year ended 2006 as compared to year ended 2005. We also incurred significant income tax expense in 2006 and 2005 related to discontinued operations. See “Discontinued Operations” above for further discussion.

Liquidity and Capital Resources
     Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income, working capital requirements, asset purchases and/or divestitures and milestone payment obligations and financings, if any. At December 31, 2007, we had $144.2 million in cash, cash equivalents, short and long-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.
2007 Cash Flows
     Our cash and cash equivalents decreased $52.4 million, or 30% to $124.9 million as of December 31, 2007 from $177.3 million as of December 31, 2006. Cash used to fund operations was $44.3 million after adding back non-cash expenses.
     In November 2007, we used $20.0 million in cash to purchase an investment in the Columbia Strategic Cash Portfolio, which is now classified on our 2007 consolidated balance sheet as restricted short-term and long-term investments. We redeemed $1.7 million of this investment in December 2007. The Columbia Strategic Cash Portfolio has been closed and is being liquidated in an orderly and timely manner over the course of 2008 and 2009. We anticipate that the majority of this restricted short-term investment balance will be returned to us by July 2008. We also have $1.8 million classified as a restricted long-term investment included in other assets on our 2007 consolidated balance sheet due to the remainder of the redemption anticipated in 2009. As of March 12, 2008, we have received liquidating distributions of approximately $7.8 million, or 39%, of our original investment. We also realized an other-than-temporary impairment of $0.3 million related to our restricted investment in the Columbia Strategic Cash Portfolio for the year ended December 31, 2007.
     In 2007, we received $8.8 million of income tax refunds. In the first quarter of 2007 we received a $2.5 million tax refund relating to our former Israeli subsidiary’s 2003 & 2004 tax returns. In October 2007, we received a $4.6 million federal income tax refund from the utilization of orphan drug and research and development tax credits identified as part of a special study concluded in September 2007. In November 2007, we received a $1.7 million income tax refund relating to our former U.K. subsidiary’s 2006 income tax return. We plan to utilize our 2007 net operating losses, to the extent possible, in recovering in 2008 approximately $8.6 million in federal income taxes which were paid in 2006.
     Cash proceeds from the exercise of stock options were $4.1 million in 2007. Additionally we received $0.6 million related to a note receivable from the sale of Delatestryl in 2006 and a $0.6 million settlement from one of our third-party retailers of Oxandrin, resulting from a previously disputed accounts receivable.
     We utilized cash in the amount of $0.9 million for capital expenditures in 2007, primarily due to leasehold improvements and furniture and equipment associated with the amended sublease agreement that returned approximately 5,310 square feet to us.
2006 Cash Flows
     Our cash and cash equivalents increased by $102.1 million, to $177.3 million as of December 31, 2006, from $75.2 million as of December 31, 2005. This was primarily due to the sale of Rosemont in August 2006 for $176 million. Net proceeds from the transaction after selling costs and taxes were $151.6 million.
     In January 2006, we sold our Delatestryl product to Indevus for net proceeds of $5.5 million. Additionally during 2006, we received $6.7 million from the collection of a note receivable issued in connection with the sale of BTG-Israel.
     Net income from operations for 2006 was $60.3 million which provided a use in cash from operating activities of $18.7 million after reflecting non-cash items and changes in working capital.

     In September 2006, we repurchased and retired 10 million shares of our common stock at a price of $6.80 per share through a modified “Dutch auction” tender offer. This resulted in a use of cash of $69.3 million, including professional fees of $1.3 million.
     Capital expenditures for 2006 were $2.7 million which primarily related to manufacturing equipment acquisitions at Rosemont.
  Other Liquidity and Capital Resources
     The impact of generic competition has had and will continue to have a negative impact on our operations and our cash reserves. We have reduced or eliminated expenses primarily related to selling and marketing activities for Oxandrin, none of which in total will offset the decline in revenues. We anticipate that the continued development of pegloticase will require substantial capital and will have a negative impact on our financial resources in 2008 and beyond.
     We believe that our cash resources as of December 31, 2007, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next eighteen months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:
•	continued progress in our research and development programs, particularly with respect to pegloticase,

•	the timing of, and the costs involved in, obtaining regulatory approvals, including regulatory approvals for pegloticase, and any other product candidates that we may seek to develop in the future,

•	the quality and timeliness of the performance of our third party suppliers and distributors,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation,

•	the outcome of pending legal actions and the litigation costs with respect to such actions,

•	the level of sales deterioration as a result of Oxandrin generic competition,

•	our ability to establish and maintain collaborative arrangements, and

•	our ability to in-license other products or technology which will require marketing or clinical development resources.
     If we are required to seek additional funding for our operations, we might not be able to obtain such additional funds or, if such funds are available, such funding might be on unacceptable terms. We continue to seek additional collaborative research and development and licensing arrangements in order to provide revenue and funding for research and development expenses. However, we may not be able to enter into any such agreements.
     In September 2007, we filed a self registration statement on Form S-3 under the Securities Act of 1933, as amended, which we refer to as the Securities Act. Under this shelf registration statement, we may issue up to $200 million aggregate amount of common stock, preferred stock, debt securities and warrants. We may sell these securities to or through underwriters, to investors or through agents and use the net proceeds for funding related to general corporate purposes including but not limited to: research and development expenses, costs related to clinical trials, supply of our products, general and administrative expenses and for potential acquisition of, or investment in, companies, technologies, products or assets that compliment our business.
Subsequent Events
     As of December 31, 2007, we owned 313,925 shares of Neuro-Hitech, Inc. common stock which is included in short-term investments on our consolidated balance sheets. As of December 31, 2007, the market value of these shares were $1.3 million. However, since December 31, 2007, the market value of these shares has decreased by $1.1 million, to $0.2 million. See Note 2 to our consolidated financial statements for a further discussion of our investment in Neuro-Hitech.
     As discussed in Note 2 to our consolidated financial statements, during the fourth quarter of 2007, Columbia Management, a unit of Bank of America, closed its Strategic Cash Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, therefore restricting our potential to invest in and withdraw from the portfolio. As of March 14, 2008 we have received back via liquidating distributions, approximately $7.8 million, or 39% of our original investment.

     Below is a table that presents our contractual obligations and commitments as of December 31, 2007:
Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	One Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Capital lease obligations	$340	$80	$159	$101	$—
Operating lease obligations	11,579	2,197	4,628	4,232	522
Purchase commitment obligations (1)	14,396	6,728	7,668	—	—
Other Commitments (2)	500	500	—	—	—

Total	$26,815	$9,505	$12,455	$4,333	$522

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted.

(2)	Other commitments represent obligations related to potential developmental milestone payments that we believe are probable to occur during the pegloticase research and development process up through and including regulatory submission. Developmental and sales based milestone payments that occur upon or subsequent to regulatory approval have not been included in the table due to the uncertainly of achieving regulatory approval. In the event that pegloticase receives regulatory approval, the resulting milestone payment obligation would be approximately $0.8 million. If we successfully commercialize pegloticase and achieve certain sales levels, sales based milestone payments could reach approximately $1.8 million.
If we successfully commercialize pegloticase, we will owe specified royalty payments, which have been excluded from the table above due to the uncertainties surrounding the regulatory approval and commercialization of pegloticase.
As a result of our adoption of FIN 48 on January 1, 2007, we have a liability for unrecognized tax benefits of $8.7 million as of December 31, 2007. We are unable to reasonably estimate the amount or timing of payments for this liability, if any.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Accounting Pronouncements Adopted
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements in our financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We adopted SAB No. 108 for the year ended December 31, 2006. Our adoption of SAB No. 108 has not had a material impact on our consolidated financial statements.
     In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in other liabilities on our consolidated balance sheets. This increase in liability resulted in a corresponding increase to accumulated deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.7 million as of December 31, 2007, including accrued penalties and interest. The net increase of $4.1 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS No. 154. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 in the first quarter of fiscal 2006. Our adoption of SFAS 154 has not had a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS 123(R), which replaced SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Practice Bulletin, or APB, No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. We adopted SFAS 123(R) in the first quarter of fiscal 2006 utilizing the transition guidance set forth in SAB 107, particularly with respect to option valuation model variable inputs. In addition, SFAS 123(R) requires estimates of grant forfeitures, while SFAS 123 allowed forfeitures to be considered as they occurred. Our adoption and application of SFAS 123(R) has had a material affect on our consolidated financial statements for the years ended December 31, 2007 and 2006. See Note 10 to our consolidated financial statements.
Recently Issued Accounting Pronouncements
     In December 2007, the SEC issued SAB No. 110 which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 and which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123(R). In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We have employed the simplified method for all of our share options granted prior to December 31, 2007.

     In December 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-01, Accounting for Collaborative Arrangements. EITF Issue No. 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF Issue No. 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF Issue No. 07-01 is effective for fiscal years beginning after December 15, 2007. Since we are not currently party to any collaborative arrangement, EITF Issue No. 07-01 does not impact our financial statements. However, in the future we may enter into collaborative arrangements and will apply the provisions as prescribed by EITF Issue No. 07-01.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. FASB staff position, or FSP, No. 157-2 effective February 12, 2008, delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. We will adopt the provisions of SFAS 157 on January 1, 2008. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.
     In June 2007, the EITF reached a final consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The Task Force affirmed as a consensus the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The Task Force reached a final consensus that this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Since we currently are not party to any agreements that contain nonrefundable advance payments for goods or services to be used in future research and development activities, EITF Issue No. 07-03 does not impact our financial statements. However, in the future we may enter into agreements that contain nonrefundable advance payments for goods or services to be used in future research and development activities and will apply the provisions as prescribed by EITF Issue No. 07-03.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt the provisions of SFAS 159 on January 1, 2008. We have determined that the adoption of SFAS 159 will not have an impact on our consolidated financial statements since we will not elect the fair value option for any of our existing assets or liabilities.
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
Interest Rate Risk
     Our interest bearing assets consist of cash and cash equivalents, which currently include money market funds and short-term bank time deposits, and short-term and long-term investments, which currently consist primarily of an investment in an enhanced yield cash fund. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates and other market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
Management’s Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and is affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on this assessment under the framework in Internal Control — Integrated Framework, management, including the Company’s CEO and CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of the company’s internal control over financial reporting as of December 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated within their report herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc.
     We have audited the consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule of Savient Pharmaceuticals, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpreation of FASB No. 109. As discussed in Note 10 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, using the modified prospective method.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Savient Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of Savient Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
New York, NY
March 13, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc.
     We have audited Savient Pharmaceuticals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Savient Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Savient Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).”
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and our report dated March 13, 2008 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
New York, NY
March 13, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Savient Pharmaceuticals, Inc.
     We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Savient Pharmaceuticals, Inc. and Subsidiaries for the year ended December 31, 2005. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Savient Pharmaceuticals, Inc. and Subsidiaries operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 6 — Discontinued Operations, the consolidated financial statements as of December 31, 2005 and for the year then ended has been recast to reflect discontinued operations.
/s/ Grant Thornton LLP
New York, New York
March 27, 2006
(except with respect to
the matters described in
the fourth paragraph above,
as to which the date is
March 16, 2007)

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$124,865	$177,293
Short-term investments ( including restricted investments)	17,557	2,103
Accounts receivable, net	1,490	3,517
Notes receivable	644	644
Inventories, net	2,636	4,203
Recoverable income taxes	8,637	—
Prepaid expenses and other current assets	3,105	7,098

Total current assets	158,934	194,858

Deferred income taxes, net	3,558	—
Property and equipment, net	1,599	1,139
Other assets (including restricted cash and investments)	3,082	1,896

Total assets	$167,173	$197,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,758	$4,552
Deferred revenues	1,298	416
Other current liabilities	14,128	15,196

Total current liabilities	19,184	20,164
Other liabilities	8,924	43
Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value 150,000,000 shares authorized; issued and outstanding 53,712,000 in 2007; 52,309,000 in 2006	537	523
Additional paid in capital	204,659	189,496
Accumulated deficit	(67,445)	(14,316)
Accumulated other comprehensive income	1,314	1,983

Total stockholders’ equity	139,065	177,686

Total liabilities and stockholders’ equity	$167,173	$197,893

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product sales, net	$13,825	$47,351	$48,043
Other revenues	199	163	1,452

	14,024	47,514	49,495

Cost and expenses:
Cost of goods sold	1,205	8,506	5,252
Research and development	50,870	21,412	16,980
Selling, general and administrative	31,123	34,596	36,649
Commissions and royalties	—	5	5,094

	83,198	64,519	63,975

Operating loss from continuing operations	(69,174)	(17,005)	(14,480)
Investment income	8,755	7,233	776
Other income (expense), net	(543)	8,333	13,381

Loss from continuing operations before income taxes	(60,962)	(1,439)	(323)
Income tax expense (benefit)	(11,807)	25	146

Loss from continuing operations	(49,155)	(1,464)	(469)
Income from discontinued operations, net of income taxes (includes gain (loss) on sale of discontinued operations)	487	61,789	6,437

Net income (loss)	$(48,668)	$60,325	$5,968

Loss per common share from continuing operations:
Basic	$(0.94)	$(0.03)	$(0.01)

Diluted	$(0.94)	$(0.03)	$(0.01)

Earnings per common share from discontinued operations:
Basic	$0.01	$1.06	$0.11

Diluted	$0.01	$1.06	$0.11

Earnings (loss) per common share:
Basic	$(0.93)	$1.03	$0.10

Diluted	$(0.93)	$1.03	$0.10

Weighted average number of common and common equivalent shares:
Basic	52,461	58,538	60,837
Diluted	52,461	58,538	60,837
The accompanying notes are an integral part of these consolidated financial statements.

'

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock					Accumulated
			Additional			Other	Total
		Par	Paid in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	Income	Equity
Balance, December 31, 2004	60,457	$606	$218,699	$—	$(47,487)	$2,566	$174,384

Comprehensive income:
Net income	—	—	—	—	5,968	—	5,968
Unrealized gain on marketable securities, net	—	—	—	—	—	20	20
Currency translation adjustment	—	—	—	—	—	(1,224)	(1,224)

Total comprehensive income							4,764

Restricted stock grants	477	4	1,282	(1,286)	—	—	—
Amortization of deferred compensation	—	—	—	282	—	—	282
Forfeiture of restricted stock grants	(119)	(1)	(317)	318	—	—	—
Non-cash compensation — stock options granted to non-employees	—	—	30	—	—	—	30
Issuance of common stock	471	4	1,235	—	—	—	1,239
Tax benefit of stock options	—	—	32	—	—	—	32
Exercise of stock options	237	2	661	—	—	—	663

Balance, December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394

The accompanying notes are an integral part of these consolidated financial statements (continued).

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock					Accumulated
			Additional			Other	Total
		Par	Paid in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	Income	Equity
Balance, December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394

Comprehensive income:
Net income	—	—	—	—	60,325	—	60,325
Unrealized gain on marketable securities, net	—	—	—	—	—	2,032	2,032
Currency translation adjustment	—	—	—	—	—	(1,411)	(1,411)

Total comprehensive income							60,946

Transition effect of adoption of SFAS No. 123(R)	—	—	(686)	686	—	—	—
Restricted stock grants	312	3	(3)	—	—	—	—
Amortization of deferred compensation	—	—	1,118	—	—	—	1,118
Forfeiture of restricted stock grants	(83)	(1)	1	—	—	—	—
Issuance of common stock	174	2	546	—	—	—	548
Repurchase and retirement of common stock	(10,000)	(100)	(36,095)	—	(33,122)	—	(69,317)
ESPP compensation expense	—	—	192	—	—	—	192
Stock option compensation expense	—	—	1,151	—	—	—	1,151
Tax benefit of share-based compensation	—	—	296	—	—	—	296
Exercise of stock options	383	4	1,354	—	—	—	1,358

Balance, December 31, 2006	52,309	$523	$189,496	$—	$(14,316)	$1,983	$177,686

The accompanying notes are an integral part of these consolidated financial statements (continued).

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock					Accumulated
			Additional			Other	Total
		Par	Paid in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	Income	Equity
Balance, December 31, 2006	52,309	$523	$189,496	$—	$(14,316)	$1,983	$177,686

Comprehensive income:
Net loss					(48,668)		(48,668)
Unrealized loss on marketable securities, net						(669)	(669)

Total comprehensive loss							(49,337)

Cumulative impact of change in accounting related to the adoption of FIN 48					(4,461)		(4,461)
Restricted stock grants	633	6	(5)				1
Amortization of deferred compensation			5,155				5,155
Forfeiture of restricted stock grants	(14)		(1)				(1)
Issuance of common stock	177	2	656				658
ESPP compensation expense			249				249
Stock option compensation expense			3,338				3,338
Tax benefit of share-based compensation			2,240				2,240
Exercise of stock options	607	6	3,531				3,537

Balance, December 31, 2007	53,712	$537	$204,659	$—	$(67,445)	$1,314	$139,065

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(48,668)	$60,325	$5,968
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	458	1,433	3,310
Amortization of intangible assets	—	2,417	4,050
Deferred income taxes	(3,558)	(755)	(1,218)
Unrecognized tax benefit liability	4,240	—	—
Gain related to receipt of Omrix shares	—	(575)	—
Gain on sale of oral liquid pharmaceutical business	—	(77,174)	—
Loss on sale of global biologics manufacturing business	—	—	4
Gain on sale of Delatestryl	—	(5,884)	—
Proceeds from sale of trading securities	—	1,129	2,375
Net realized (gains) losses	(6)	(520)	289
Loss on sales of fixed assets	—	—	525
Common stock issued as payment for services	51	135	173
Amortization of deferred compensation related to restricted stock (including performance shares)	5,155	1,118	282
Stock option and ESPP compensation	3,587	1,343	—
Changes in:
Accounts receivables, net	2,027	2,343	7,768
Inventories, net	1,567	1,004	1,489
Recoverable income taxes	(8,637)	—	—
Prepaid expenses and other current assets	3,993	(7,577)	(4,096)
Accounts payable	52	(145)	(2,688)
Income taxes payable	(846)	552	—
Other current liabilities	(1,096)	(268)	(9,365)
Deferred revenues	882	2,373	(616)

Net cash provided by (used in) operating activities	(40,799)	(18,726)	8,250

Cash flows from investing activities:
Proceeds from the sale of oral liquid pharmaceutical business	—	176,000	—
Proceeds from sale of investment in Omrix	—	—	1,625
Proceeds from sale of global biologics manufacturing business	—	—	51,844
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	—	6,700	—
Proceeds from sale of Delatestryl	644	5,531	—
Purchases of available-for-sale securities (restricted)	(20,140)	—	—
Proceeds from sale of available-for-sale securities (restricted)	1,785	—	—
Proceeds from sales of available-for-sale securities	436	—	—
Capital expenditures	(918)	(2,679)	(2,178)
Severance pay funded	—	—	(3,679)
Changes in other long-term assets	—	1,769	1,697

Net cash provided by (used in) investing activities	(18,193)	187,321	49,309

The accompanying notes are an integral part of these consolidated financial statements. (continued)

SAVIENT PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Repurchase and retirement of common stock	$—	$(69,317)	$—
Repayment of long-term debt	—	—	(5,903)
Proceeds from issuance of common stock	4,144	1,771	1,792
Additional paid in capital excess tax benefit	2,240	296	—
Changes in other long term liabilities	180	—	—

Net cash provided by (used in) financing activities	6,564	(67,250)	(4,111)
Effect of exchange rate changes	—	767	(714)

Net increase (decrease) in cash and cash equivalents	(52,428)	102,112	52,734
Cash and cash equivalents at beginning of period	177,293	75,181	22,447

Cash and cash equivalents at end of period	$124,865	$177,293	$75,181

Supplementary Information
Other information:
Income tax paid	$139	$23,847	$4,352
Interest paid	$21	$2	$70
The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Summary of Significant Accounting Policies
     Savient Pharmaceuticals, Inc., and its wholly-owned subsidiaries (“Savient” or “the Company”), are focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader markets. The Company is currently developing Puricase® (“pegloticase”), which is being developed for the control of uric acid in patients with gout whose signs and symptoms are inadequately controlled by conventional urate lowering therapy due to ineffectiveness, dose limiting toxicity, hypersensitivity or other contraindications. In 2001, pegloticase received “orphan drug” designation by the U.S. Food and Drug Administration, or FDA, which may allow it to receive orphan drug exclusivity if and when pegloticase is approved. Orphan drug exclusivity may prevent competitive versions of the same drug for the same indication from entering the market for a period of seven years from the time of FDA approval of pegloticase.
     The Company currently sells and distributes branded and generic versions of oxandrolone, which are used to promote weight gain following involuntary weight loss. The Company distributes the branded version of oxandrolone in the United States under the name Oxandrin® and distributes its authorized generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc. (“Watson”). The Company launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently has five competitors in the oxandrolone market.
     The Company’s strategic plan is to advance the development of pegloticase, launch the product in the United States and Canada, partner the product outside the United States and Canada, and expand its product portfolio by in-licensing late-stage compounds and exploring co-promotion and co-development opportunities that fit its expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.
     Savient, formally known as Bio-Technology General Israel Ltd. (“BTG-Israel” or “global biologics manufacturing business”) until June 2003, was founded in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On March 19, 2001, Savient acquired Myelos Corporation (“Myelos”), a privately-held biopharmaceutical company focused on the development of novel therapeutics to treat diseases of the nervous system. Myelos is a wholly-owned subsidiary of Savient. On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, acquired Rosemont Pharmaceuticals Limited (“Rosemont” or “oral liquid pharmaceutical business”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form. On June 6, 2006, Savient contributed 100% of the stock in Acacia Biopharma Limited into Savient Pharma Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Savient. Additionally, Myelos contributed certain other intellectual property assets into Holdings. On July 18, 2005, the Company sold BTG-Israel to Ferring B.V. and Ferring International Centre S.A. and on August 4, 2006, the Company sold Rosemont to Ingleby (1705) Limited a Close Brothers Private Equity Company (“Close Brothers”) (see Note 6).
     The Company currently operates within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the research and development activities of pegloticase. The results of the Company’s former Rosemont and BTG-Israel subsidiaries are included as part of discontinued operations in the Company’s consolidated financial statements.
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
     Certain prior period amounts have been reclassified to conform to current year presentations. This includes reclassifications for discontinued operations (see Note 6 for discontinued operations disclosure, Note 16 for reportable segment reclassifications, and Note 17 for quarterly data reclassifications).

Translation of foreign currency
     The functional currency of the Company’s former subsidiary, BTG-Israel, which was divested during 2005, is the U.S. dollar. Accordingly, its transactions and balances are remeasured in dollars, and translation gains and losses (which were immaterial for all periods presented) are included in the consolidated statements of operations. The functional currency of the Company’s former subsidiary, Rosemont, which was divested during 2006, is the British pound sterling and its translation gains and losses are included in accumulated other comprehensive income.
Cash and cash equivalents
     At December 31, 2007 and 2006, cash and cash equivalents included cash on hand and cash equivalent money market funds, overnight sweeps and bank time deposits with maturities at the date of purchase of ninety days or less. All cash and cash equivalents are in U.S. dollar accounts.
Restricted cash
     The Company’s restricted cash represents a required security deposit in connection with the lease arrangement for the Company’s administrative offices located in East Brunswick, New Jersey. At the inception of the lease, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and reflected in other assets (as restricted cash) in the Company’s consolidated balance sheets at December 31, 2007 and 2006.
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Values of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, notes receivable, accounts receivable and accounts payable approximate fair value. See Note 2 to the financial statements for further discussion of the fair value of financial instruments.
Investments
     The Company classifies investments as “available-for-sale securities” or “trading securities” pursuant to SFAS No. 115 , Accounting for Certain Investments in Debt and Equity Securities, which provides that investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings. Investments not classified as trading securities are considered to be available-for-sale securities. Changes in the fair value are reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and are not reflected in the consolidated statements of operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary (“OTT”).
Restricted investments
     The Company classifies its restricted investments as “available-for-sale securities” also pursuant to SFAS No. 115. Changes in the fair value are reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and are not reflected in the consolidated statements of operations until a sale transaction occurs or when declines in fair value are deemed to be OTT.
     The Company’s restricted investments consist of its investment in the Columbia Strategic Cash Portfolio (“the portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, therefore restricting the Company’s potential to invest in and withdraw from the portfolio. Ninety percent of the investment is expected to be distributed to the Company during 2008 with the remaining ten percent during 2009. At December 31, 2007, the fair market value of the Company’s restricted investments was $18.0 million, $16.2 million and $1.8 million of which are shown in the Company’s consolidated balance sheets as a component of short-term investments and other assets, respectively. The Company’s consolidated balance sheets did not contain restricted investments at December 31, 2006.

Other-Than-Temporary Impairment Losses on Investments.
     The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2007 and 2006, the Company recorded realized investment losses due to OTT declines in fair value of $0.3 million and $0.1 million, respectively. The Company did not have realized investment losses due to OTT declines in fair value for the year ended December 31, 2005.
Accounts receivable, net
     The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. In general, the Company has experienced minimal collection issues with its large customers. At December 31, 2007 and 2006, the balance of the Company’s allowance for doubtful accounts was $0.2 million and $1.0 million, respectively.
Inventories, net
     Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value. These reserves are determined based on estimates.
Property and equipment, net of accumulated depreciation and amortization
     Property and equipment are stated at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful life. The cost of maintenance and repairs is expensed as incurred. Construction-in-progress is not depreciated until the assets are placed in service.
Intangible assets
     During the years ended December 31, 2006 and 2005, intangible assets consisted mainly of developed products, trademarks and several patents related to our former subsidiary, Rosemont, and were amortized, using the straight-line method, over the estimated useful life of approximately twenty years. The estimation of the useful life of the intangible assets was determined by the Company based on an independent appraisal and available information. These intangible assets were eliminated as part of the August 4, 2006 divestiture of Rosemont.

Long-lived assets
     The Company’s long-lived assets include, or have included, property and equipment, intangible assets and goodwill. As of January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of. Under SFAS No. 144, intangible assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to:
•	a significant decrease in the market price of a long-lived asset (or asset group),

•	a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition,

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator,

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group),

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group), and

•	a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
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
Revenue recognition
Product sales
     Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. In 2006 and continuing throughout 2007, the Company shipped oxandrolone to its distributor and has accounted for these shipments on a consignment basis until product is sold into the retail market. The Company has deferred the recognition of revenue related to these shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB 104”), and SFAS No. 48, Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed and determinable, and

•	collectability is reasonably assured.
     SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if;
•	the seller’s price to the buyer is substantially fixed or determinable at the date of sale,

•	the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product,

•	the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product,

•	the buyer acquiring the product for resale has economic substance apart from that provided by the seller,

•	the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and

•	the amount of future returns can be reasonably estimated.

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
     Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:
•	the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand,

•	relatively long periods in which a particular product may be returned,

•	absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and

•	absence of a large volume of relatively homogeneous transactions.
     SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including:
•	significant increases in or excess levels of inventory in a distribution channel,

•	lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users,

•	expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products,

•	the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing,

•	the newness of a product,

•	the introduction of competitors’ products with superior technology or greater expected market acceptance, and

•	other factors that affect market demand and changing trends in that demand for the registrant’s products.
     As a result of generic competition for Oxandrin which began in December 2006, the Company analyzed the impact on product returns considering the product currently at wholesalers and retailers, and its current demand forecasts. As a result, the Company increased its product return reserve by $0.4 million for the year ended December 31, 2006. However, based on a revised more favorable demand forecast for Oxandrin, the Company reversed this reserve during 2007. These reserves are subject to revision based on the Company’s current estimates.
     The allowance for product returns at December 31, 2007 and 2006 was $0.9 million and $2.5 million, respectively. This allowance is included in other current liabilities on the Company’s consolidated balance sheets.
     Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates as of December 31, 2007 and December 31, 2006 was $1.0 million and $1.3 million, respectively. This allowance is included in other current liabilities within the Company’s consolidated balance sheets.
     Commercial discounts — The Company sells directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.

     Distribution fees — The Company has a distribution arrangement with a third-party which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services from one of its largest customers.
Other revenues
     Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties. In 2005, other revenues also represented funds received by the Company for research and development projects. The Company recognized revenues upon performance of such funded research. The Company did not have revenue related to research and development projects for the years ended December 31, 2007 and 2006.
     Discontinued operations included contract fee revenue which consisted of a license for marketing and distribution rights and research and development projects. In accordance with SAB 104, contract fee revenues were recognized over the estimated term of the related agreements which ranged from five to sixteen years. Discontinued operations also included royalties from third parties that were recognized as earned upon receipt of confirmation of payment from contracting parties.
Share-based compensation
     The Company has share-based compensation plans in place which are described more fully in Note 10. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense for stock option grants was recognized in the Consolidated Statements of Operations for any periods ending prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost in 2007 and 2006 includes costs for options granted prior to, but not amortized as of, December 31, 2005. The modified-prospective-transition method does not result in the restatement of prior periods.
Research and development
     All research and development costs are expensed as incurred.
Income taxes
     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and for capital and net operating losses and tax credit carryforwards. When it is not considered more likely than not that a part or the entire deferred tax asset will be realized, a valuation allowance is recognized.
     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which was issued in July 2006. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosures and transition. The Company recognizes interest and penalties, if any, related to unrecognized tax benefit liabilities in other income (expense) within its consolidated statements of operations.
     The Company’s former subsidiaries, BTG-Israel and Rosemont, file separate income tax returns and provide for taxes under local laws. Income taxes related to these former subsidiaries are included in discontinued operations.
Accumulated other comprehensive income
     Accumulated other comprehensive income consisted of unrealized gains (losses) on available-for-sale marketable securities and currency translation adjustments from the translation of financial statements related to the Company’s former subsidiary, Rosemont, from British pound sterling to U.S. dollars.

Earnings (loss) per common share
     The Company accounts for and discloses net earnings (loss) per share using the treasury stock method under the provisions of SFAS No. 128, Earnings Per Share (“EPS”). Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and non-vested restricted stock.
     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for continuing operations is as follows:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
	(In thousands, except per share data)

Loss from continuing operations	$(49,155)			$(1,464)			$(469)
Basic EPS
Loss from continuing operations attributable to common stock	(49,155)	52,461	$(0.94)	(1,464)	58,538	$(0.03)	(469)	60,837	$(0.01)
Effect of Dilutive Securities
Common stock equivalents		—			—			—

Diluted EPS
Loss from continuing operations attributable to common stock and common stock equivalents	$(49,155)	52,461	$(0.94)	$(1,464)	58,538	$(0.03)	$(469)	60,837	$(0.01)

     The difference between basic and diluted weighted average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock has vested. For the years ended 2007, 2006, and 2005, the Company reported a loss from continuing operations, therefore, all potentially dilutive stock options and restricted stock as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total of stock options, restricted stock and contingently issuable shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive, were $1.5 million, $0.9 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2006, earnings (loss) per share for continuing and discontinued operations were restated to reflect the divestiture of the Rosemont business. For the year ended December 31, 2005, earnings (loss) per share for continuing and discontinued operations were restated to reflect the divestitures of Rosemont and BTG Israel.

Use of estimates in preparation of financial statements
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, property and equipment, share based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which the Company bases its assumptions.
Concentration of credit risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution, except for U.S. Treasury or Government Agency issues. Concentration of credit risk with respect to accounts receivable is discussed in Note 14. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.
Accounting Pronouncements Adopted
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements in the Company’s consolidated financial statements and the related financial statement disclosures. The provisions of SAB No. 108 were effective for annual financial statements issued no later than the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 for the year ended December 31, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes . This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in other liabilities on the Company’s consolidated balance sheets. This increase in liability resulted in a corresponding increase to accumulated deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.7 million as of December 31, 2007, including accrued penalties and interest. The net increase of $4.1 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within the Company’s consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in the Company’s consolidated statements of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirement for the accounting and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal 2006. The adoption of SFAS No. 154 has not had a material impact on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”. SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded APB opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 utilizing the transition guidance set forth in SAB 107, particularly with respect to option valuation model variable inputs. In addition, SFAS No. 123(R) requires estimates of share option forfeitures, while SFAS No. 123 allowed forfeitures to be considered as they occurred. The adoption and application of SFAS No. 123(R) has had a material impact on the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. See Note 10 of the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
     In December 2007, the SEC issued SAB No. 110 which expresses the views of the Staff regarding the use of a “simplified” method, as discussed in SAB No. 107, which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the Staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the Staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The Staff now understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has employed the simplified method for all of the Company’s share options granted prior to December 31, 2007.
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Arrangements. EITF Issue No. 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF Issue No. 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF Issue No. 07-01 is effective for fiscal years beginning after December 15, 2008. Since the Company is not currently party to any collaborative arrangement, EITF Issue No. 07-01 does not impact the Company’s consolidated financial statements. However, in the future, the Company may enter into collaborative arrangements and will apply the provisions as prescribed by EITF Issue No. 07-01.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. FASB staff position, or FSP, No. 157-2 effective February 12, 2008, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. We will adopt the provisions of SFAS No. 157 on January 1, 2008. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.
     In June 2007, the EITF reached a final consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The Task Force affirmed as a consensus the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The Task Force reached a final consensus that this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Since the Company is not a party to any agreements that contain nonrefundable advance payments for goods or services to be used in future research and development activities, EITF Issue No. 07-3 does not impact the Company’s financial statements. However, in the future, the Company may enter into agreements that contain nonrefundable advance payments for goods or services to be used in future research and development activities and will apply the provisions as prescribed by EITF Issue No.07-03.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate any disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company has determined that the adoption of SFAS 159 will not have an impact on its consolidated financial statements since the Company did not elect the fair value option for any of its existing assets or liabilities, the adoption did not have an impact on our consolidated financial statements.
Note 2 — Investments
     The cost and estimated fair value of the Company’s available-for-sale investments at December 31 were:

	2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Equity Securities (1)	$21	$1,318	$(4)	$1,335
Columbia Strategic Cash Portfolio (restricted short-term portion) (2)	16,222	—	—	16,222

Total Short-term Investments	16,243	1,318	(4)	17,557

Columbia Strategic Cash Portfolio (restricted long-term portion) (2)	1,802	—	—	1,802

Total	$18,045	$1,318	$(4)	$19,359

2006
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(In thousands)
Equity Securities (1)	$120	$1,983	$—	$2,103

(1)	Equity securities are comprised of the Company’s investments in shares of Neuro-Hitech Pharmaceuticals, Inc and Antares Pharma, Inc. The fair values of these investments are obtained from quoted prices in active markets.

In 2003, the Company agreed to purchase up to an aggregate of $1.5 million in Marco Hi-Tech JV, Ltd. (“Marco”) preferred stock and it acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, the Company had invested $1.0 million in Marco. In the second quarter of 2004, the Company elected not to make the final $500,000 investment in Marco. As a result, the Company’s holdings of Marco preferred stock were converted into 654,112 shares of Marco common stock, or approximately 8% of Marco’s fully-diluted outstanding common stock, the option to market Huperzine-A terminated and the Company wrote off its $1.0 million investment in Marco.

On January 24, 2006, Marco entered into a merger agreement with Neurotech Pharmaceuticals, Inc. which later changed its name to Neuro-Hitech, Inc. (“Neuro-Hitech”). Pursuant to the terms of this merger agreement, each share of Marco converted into .583033 common shares of Neuro-Hitech or 381,362 shares. Neuro-Hitech went public in February 2006 and trades on the Over the Counter Bulletin Board. The Company has classified this investment as an available for sale security as per SFAS No. 115, and the unrealized appreciation of $1,983,000 was included in other comprehensive income within equity and does not have an impact on cash flows from operations.

(2)	During the fourth quarter of 2007 the Company invested in the Columbia Strategic Cash Portfolio (“the portfolio”) which is a privately offered investment fund designed and managed for institutional investors seeking a higher yield potential relative to most money market funds. During December 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, therefore restricting the Company’s potential to invest in and withdraw from the portfolio. Ninety percent of the Company’s investment is expected to be redeemed during 2008 with the remaining ten percent during 2009. At December 31, 2007, the fair market value of the Company’s investment in the portfolio was $18.0 million, $16.2 million and $1.8 million of which are classified in the Company’s consolidated balance sheets as restricted short-term investments and restricted other assets, respectively. The Company’s consolidated balance sheets did not contain restricted investments at December 31, 2006.
     Gross unrealized losses are related to the Company’s investment in common stock of Antares Pharma, Inc. as a result of normal market fluctuations and conditions. The Company has both the intent and ability to retain this investment for a period of time to allow for any anticipated recovery in market value. There were no securities in a continuous unrealized loss position for greater than twelve months for the years ended December 31, 2007 and 2006.
Other-than-temporary impairments
     As noted above, during the fourth quarter of 2007, Columbia Management, a unit of Bank of America, closed its Strategic Cash Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, therefore restricting the Company’s potential to invest in and withdraw from the portfolio. Ninety percent of the Company’s investment is expected to be redeemed during 2008 with the remaining ten percent during 2009.
     The Company has recorded an OTT impairment of $0.3 million related to its investment in the Columbia Strategic Cash Portfolio based on the difference between the cost basis of the portfolio and the fair value of the portfolio at December 31, 2007. The Company does not believe it will be able to recover the full cost in the portfolio and does not have the ability to retain its investment in the portfolio for a period of time to allow for any anticipated recovery in the market value of the portfolio as a result of the circumstances surrounding the closing of the portfolio, the deterioration of some of the complex asset backed securities backed by U.S. sub prime residential mortgages within the portfolio and the timing of the liquidation of the portfolio. In addition, the Company realized an OTT impairment of $0.1 million related to its investment in Antares Pharma, Inc for the year ended December 31,2006.
     Net unrealized gains (losses) included in accumulated other comprehensive income, net of taxes, at December 31 were as follows:

	2007	2006
Net unrealized gains (losses) arising during the period	$(663)	$1,902
Reclassification adjustment for (gains) losses included in earnings	(6)	130

Unrealized gains (losses) included in comprehensive income	$(669)	$2,032

     Proceeds from the sales of available for sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the years ended December 31, were as follows:

	2007	2006	2005
Proceeds	$2,221	$—	$—
Gross realized investment gains	337	—	—
Gross realized investment losses	$21	$—	$—
Note 3 — Inventories
     At December 31, 2007 and 2006, inventories at cost, net of reserves, were as follows:

	December 31,
	2007	2006
	(In thousands)
Raw materials	$2,875	$4,501
Work-in-process	—	186
Finished goods	7,678	7,821
Inventory reserves	(7,917)	(8,305)

Total	$2,636	$4,203

     An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates of expected sales demand for Oxandrin and oxandrolone. The aggregate inventory valuation reserves as of December 31, 2007 and 2006 were $7.9 million and $8.3 million, respectively.
     In December 2006, and as a result of generic competition impacting Oxandrin, the Company increased inventory valuation reserves related to Oxandrin inventory in the amount of $2.6 million. Additionally, the Company had future minimum purchase requirement commitments for oxandrolone raw material inventory which, based on demand forecasts, was not expected to be sold. As a result, the Company recorded a charge to cost of goods sold of $2.0 million for the year ended December 31, 2006. During 2007, the Company entered into an agreement with its oxandrolone raw material supplier which reduced the future purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which is related to inventory. These reserves are subject to revision based on the Company’s current estimates.

Note 4 — Property and Equipment, Net

	December 31,
	2007	2006
	(In thousands)
Office equipment	$7,922	$7,679
Office equipment — capital leases	313	56
Leasehold improvements	1,536	1,184

	9,771	8,919

Accumulated depreciation	(8,172)	(7,808)

	1,599	1,111

Construction in progress	—	28

Total	$1,599	$1,139

     Depreciation expense was approximately $0.5 million, $1.4 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 5 — Other Current Liabilities

	December 31,
	2007	2006
	(In thousands)
Salaries and related expenses	$3,419	$2,541
Allowance for returns	905	2,452
Accrued taxes other than income	1,688	1,310
Allowance for rebates	1,077	1,253
Litigation, legal and professional fee accruals	1,078	1,194
Purchase commitment accrual	—	2,010
Pegloticase manufacturing accrual	1,799	1,729
Clinical research expense accrual	2,824	1,041
Other	1,338	1,666

Total	$14,128	$15,196

Note 6 — Discontinued Operations
     On August 4, 2006, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with a company affiliated with Close Brothers for the sale of Rosemont Pharmaceuticals Ltd, the Company’s oral liquid pharmaceuticals business in the United Kingdom. Under the terms of the sale, Close Brothers paid to the Company an aggregate purchase price of $176 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from the Company which relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of Rosemont was $77.2 million.
     On July 18, 2005, the Company completed the sale of BTG-Israel to Ferring B.V. and Ferring International Centre S.A. for $80 million cash plus the assumption by the Ferring entities of certain liabilities. In connection with the closing, Savient’s co-promotion agreement with Ferring Pharmaceuticals, Inc. (“FPI”) for Euflexxa (1% Sodium Hyaluronate), which was previously referred to as Nuflexxa, also became effective on July 18, 2005. Under the original agreement, the Company was obligated to invest up to $20 million in its sales force and other marketing contributions over the first two calendar years of the agreement. In December 2005, the Company determined that it was best to exit this agreement and allow the Company to fully focus its efforts and resources on its clinical development program for pegloticase. As a result, in

December 2005, the Company and FPI entered into a master agreement pursuant to which the Company exited the co-promotion agreement for Euflexxa. Pursuant to this master agreement and in lieu of the Company’s $20 million obligation under the co-promotion agreement, on December 15, 2005, the Company paid FPI $15.6 million, which represented a $17.8 million termination payment less accrued expenses to date under the agreement of approximately $2.2 million. The master agreement also provided for the modification and acceleration of the total post-closing payments required by Ferring International Centre, as evidenced by the two promissory notes, in connection with its acquisition of the global biologics manufacturing business. In lieu of these post-closing payments, Ferring International Centre paid $15.7 million to the Company in December 2005, and paid $6.7 million to the Company during 2006. Finally, the master agreement confirmed the resolution by Ferring B.V. and the Company of the post-closing working capital calculation relating to Ferring’s acquisition of the global biologics manufacturing business, resulting in a $755,000 payment by Ferring B.V. to Savient in December 2005. The Company also realized $10.7 million of previously deferred revenues with respect to certain long-term contracts of the business within the net loss on disposition of the global biologics manufacturing business. The net loss on sale was $4,000.
     A summary statement of discontinued operations of the former BTG-Israel and Rosemont businesses for the years ended 2007, 2006, and 2005, as it was included in the consolidated financial statements of the Company, is shown below. As BTG-Israel was sold in July 2005, its operations are only included for the year ended December 31, 2005.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Product sales, net	$—	$24,181	$48,067
Other revenues	—	43	3,021

	—	24,224	51,088

Cost and expenses:
Cost of goods sold	—	8,403	19,707
Research and development	—	1,996	4,331
Selling and marketing	—	4,092	7,014
General and administrative	—	1,901	6,077
Amortization of intangibles	—	2,417	4,050
Commissions and royalties	—	—	58

	—	18,809	41,237

Operating income from discontinued operations	—	5,415	9,851
Other income (expense), net	298	507	(81)
Gain on disposition of Rosemont	—	77,174	—
Loss on disposition of BTG-Israel	—	—	(4)

Income from discontinued operations before income taxes	298	83,096	9,766
Income tax expense (benefit)	(189)	21,307	3,329

Income from discontinued operations	$487	$61,789	$6,437

     All revenues included in discontinued operations primarily relate to non-U.S. customers.

Note 7 — Other Liabilities
The components of other liabilities for the periods ended December 31 are as follows:

	2007	2006
	(In thousands)
Unrecognized tax benefit (1)	$8,701	$—
Capital leases (2)	223	43

Total	$8,924	$43

(1)	See Note 15 to the Financial Statements for further discussion of unrecognized tax benefits resulting from FIN 48.

(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from thirty-six to sixty months and have been entered into between 2002 and December 31, 2007.
Note 8 — Commitments and Contingencies
     Savient’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. The lease provides Savient with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in other assets (as restricted cash) on the Company’s consolidated balance sheets at December 31, 2007 and 2006. Effective as of March 1, 2006, the Company has subleased approximately 12,400 square feet of its administrative offices in East Brunswick, New Jersey at a base average annual rental of $0.3 million for an initial term of five years, terminable after three years at the option of the subtenant. In October 2007, the sublease agreement was amended and approximately 5,310 square feet was returned to the Company. Currently, the Company subleases approximately 7,090 square feet at a base average annual rental of $0.2 million. All other terms of the sublease agreement have remained intact.
     The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.
     Rent expense from continuing operations was approximately $1.7 million, $1.7 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is presented net of the sublease arrangement for the years ended December 31, 2007 and 2006.
     The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are:

($ in thousands)
2008	$1,814
2009	$1,814
2010	$1,854
2011	$1,867
2012	$1,867
2013	$467
     At December 31, 2007, the Company had employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.2 million plus other normal customary fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

     On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation, in the U.S. District Court for the District of New Jersey. The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued, on August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. The plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the U.S. District Court for the District of New Jersey dismissed, with prejudice, the second amended complaint. The District Court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the U.S. Court of Appeals for the Third Circuit, which is currently pending. Oral argument of the appeal has been tentatively scheduled for late June 2008, and a decision on this case is not expected until sometime later in 2008. The Company intends to contest the appeal vigorously and has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
     On December 4, 2006 the Company filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) claiming that the defendant’s generic oxandrolone products infringe on the Company’s patents related to various methods of using Oxandrin. The Company also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. The temporary restraining order was granted by the District Court, but the preliminary injunction was denied and the Company appealed shortly thereafter to the United States Court of Appeals for the Federal Circuit in Washington, D.C., or the Federal Circuit, which issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until December 28, 2006. Thereafter, the Company, through its distribution partner, Watson Pharmaceuticals, launched an authorized generic of oxandrolone tablets, USP, C-III, an Oxandrin-brand equivalent product in both the 2.5 mg and 10 mg dosages, in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz has been dismissed without prejudice and the litigation with Upsher-Smith is continuing in the District Court and is now in the discovery phase. Upsher-Smith filed counterclaims challenging the validity of the Company’s patents and for various anti-trust related issues. The Company intends to vigorously pursue its claims of infringement and to defend the counterclaims filed by Upsher-Smith for which it believe there are strong defenses.
     On September 4, 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between the Company and Berger, which Berger alleges were breached. Berger sought, among other things, damages and recession of the assignment of the inventions. Effective March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and recession of the invention assignments. On March 7, 2008, the Court granted the Company’s motion to limit discovery to liability issues for a period of one hundred and fifty (150) days in contemplation of the Company bringing a motion for summary judgment at the conclusion of that period. The Company believes there are strong defenses to Berger’s claims and intends to vigorously defend against this lawsuit.

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
     In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. An acknowledgement was received from The Conference and Appeals Branch and an appeal conference will be scheduled in the future.
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
     The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.
Note 9 — Stockholders’ Equity
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
Note 10 — Share-Based Compensation
     In 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Stock Option Plan”). The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of ten years or shortly after termination of employment. Terminated options are available for reissuance.
     In 2004, the Company adopted the 2004 Incentive Plan which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 3.7 million shares remain available for future grant at December 31, 2007.
     Total compensation cost that has been charged against income related to the above plans was $8.6 million, $2.5 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was $1.4 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively. The Company received no tax benefit in the consolidated statements of operations for share based compensation arrangements for the year ended December 31, 2005.

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 included costs for stock options granted prior to, but not amortized as of, December 31, 2005. The modified-prospective-transition method did not result in the restatement of prior periods. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS No. 123. No compensation expense for stock option grants was recognized in the consolidated statements of operations for any periods ending prior to January 1, 2006 as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The adoption of SFAS No. 123(R) resulted in a decrease in income from continuing operations and net income of approximately $1.2 million for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company disclosed the share-based compensation pro forma expense effect on net loss and earnings per share which for the year ended December 31, 2005 is illustrated below (for the purposes of this pro forma disclosure, the value of stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods):

Year Ended
December 31,
2005
(In thousands)
Net income as reported	$5,968
Deduct:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,396

Pro forma net income	$4,572

Income per share:
Basic — as reported	$0.10

Basic — pro forma	$0.08

Diluted — as reported	$0.10

Diluted — pro forma	$0.08

Stock Options
      The Company grants stock options to employees and directors with exercise prices equal to the fair market value of the underlying shares of common stock on the date the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to board members vest quarterly over a one-year period from the date of grant. Options to board members are granted on a yearly basis and represent compensation for service performance on the board. Compensation cost is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted average key assumptions used in determining the fair value of options granted during years ended December 31, 2007, 2006 and 2005, are as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted-average volatility	61%	64%	64%
Weighted-average risk-free interest rate	4.6%	4.7%	4.1%
Weighted average expected life in years	6.0	6.1	7.0
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$8.33	$5.23	$2.15
      Historical information is the primary basis for the selection of the expected volatility and expected dividend yield. The expected lives of the options are based upon the simplified method as set forth by SAB No. 107 issued by the SEC which estimates expected life as the midpoint between vesting and the grant contractual life. The risk-free interest rate is selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
      During the years ended December 31, 2007, 2006 and 2005, the Company issued 607,000 shares, 383,000 shares, and 237,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $3.5 million, $1.4 million, and $0.7 million, respectively. For the year ended December 31, 2007, the tax benefit realized from the exercise of stock options was $0.5 million. For the years ended December 31, 2007 and 2006 approximately $3.3 million and $1.2 million, respectively, of stock option compensation cost has been charged against income. There was no stock option compensation cost charged against income for the year ended December 31, 2005.

     Stock option activity during the year ended December 31, 2007 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options
	(In thousands, except weighted average data)
Outstanding at December 31, 2006	3,314	$6.29	7.29	$17,136
Granted	446	13.78
Exercised	(607)	5.83
Cancelled	(137)	9.87

Outstanding at December 31, 2007	3,016	$7.33	7.17	$47,176

Exercisable at December 31, 2007	1,687	$5.54	6.03	$29,409

     The weighted average grant date fair value for options granted during the years ended December 31, 2007, 2006 and 2005 was $8.34, $5.23 and $2.15 respectively. The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on the balance sheet date. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised was approximately $6.8 million, $2.9 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The closing price per share of the Company’s common stock was $22.97, $11.21 and $3.74 on December 31, 2007, 2006 and 2005, respectively.
     A summary of the status of the Company’s nonvested stock options as of December 31, 2006, and changes during the year ended December 31, 2007 is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(In thousands)
Nonvested at December 31, 2006	1,606	$4.60
Granted	446	8.34
Vested	(669)	4.40
Forfeited	(54)	2.59

Nonvested at December 31, 2007	1,329	$6.04

     At December 31, 2007, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation for non vested options which is expected to be recognized over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, additional compensation costs will be incurred. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $9.5 million, $2.9 million and $2.2 million, respectively.

Restricted Stock
     The Company also grants restricted stock awards to some of its employees and to its directors. Restricted stock awards are recorded as deferred compensation and amortized to compensation expense, on a straight-line basis over the life of the vesting period, which has generally ranged from one to four years in duration. Restricted stock awards to board members are granted on a yearly basis and represent compensation for services performed on the board. Restricted stock awards to board members vest quarterly over a one-year period from the date of grant. Compensation cost for restricted stock awards is based on the awards grant date fair value, which is the closing market price of the Company’s common stock on the date the award as approved, multiplied by the number of shares awarded. For the year ended December 31, 2007, the Company issued 458,000 shares of restricted stock at a weighted average grant date fair value of $14.41 amounting to approximately $6.6 million. During the years ended December 31, 2007, 2006 and 2005, approximately $2.7 million, $0.4 million and $0.3 million, respectively, of deferred restricted stock compensation cost has been charged against income. At December 31, 2007, approximately 728,000 shares remained unvested and there was approximately $8.4 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s non-vested restricted stock as of December 31, 2006, and changes during the year ended December 31, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(In thousands)
Nonvested at December 31, 2006	488	$6.65
Granted	458	14.41
Vested	(204)	6.43
Forfeited	(14)	9.88

Nonvested at December 31, 2007	728	$11.54

     The weighted average grant date fair value for restricted stock awards granted during the years ended December 31, 2007, 2006 and 2005 was $14.41, $8.96 and $2.68, respectively. The total fair value of restricted shares vested during the years ended December 31, 2007, 2006 and 2005, was $2.9 million, $0.6 million and $10,061, respectively.
Restricted Stock Awards that Contain Performance or Market Conditions
     Performance Conditions
     The Company issues restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over the next one to three years upon the achievement of specific financial performance and strategic objectives, related to the achievement of budgeted cash flows from operations, developmental milestones for pegloticase and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of the Company’s stock on the date the award is approved multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

     Market Conditions
     During the year ended December 31, 2007, the Company issued to its President and Chief Executive Officer a restricted stock award that contains a market condition, the vesting of which is contingent upon the price of the Company’s common stock achieving a certain pre-established stock price target. Compensation cost is based upon the grant date fair value of the shares awarded and charged against income over the derived service period. Compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived service period is not met by the senior executive. The Company used a Monte Carlo simulation model to calculate both the grant date fair value and the derived service period. Based on the simulation, the grant date fair value of the award is $8.98 per share and compensation cost is being charged against income ratably over a two-year derived service period.
     The key assumptions used in determining the grant date fair value and the requisite service period for the restricted stock award that contained a market condition as of December 31, 2007 are as follows:

	Interest Rate	Historical
	Term	Volatility	Cost of
Period	Structure	Calculation	Equity
2.00 years	4.87%	46.35%	14.87%
     During the years ended December 31, 2007 and 2006, approximately $2.4 million and $0.7 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance or market conditions. The Company did not grant any restricted stock awards that contain performance or market conditions during the year ended December 31, 2005. The Company has not granted any awards that contain both performance and market conditions. At December 31, 2007, approximately 611,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2010 and could result in approximately $3.0 million of additional compensation expense if the performance targets are met or expected to be attained. At December 31, 2007 there was approximately $1.0 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next 1.2 years. A summary of the status of the Company’s nonvested restricted stock awards that contain performance or market conditions as of December 31, 2006, and changes during the year ended December 31, 2007, is presented below:

	Number of	Weighted Average Grant
	Shares	Date Fair Value
	(In thousands)
Nonvested at December 31, 2006	369	$8.35
Granted	417	11.82
Vested	(175)	4.67
Forfeited	—	—

Nonvested at December 31, 2007	611	$11.77

     The weighted average grant date fair value for restricted stock awards that contain performance or market conditions granted during the years ended December 31, 2007 and 2006 was $11.77 and $8.35, respectively. The Company did not grant any restricted stock awards that contain performance or market conditions during the year ended December 31, 2005. The total fair value of restricted stock awards that contain performance or market conditions that vested during the year ended December 31, 2007 was $2.2 million. There was no vesting of restricted stock awards that contain performance or market conditions during the years ended December 31, 2006 and 2005.

Employee Stock Purchase Plan
     In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R) and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the years ended December 31, 2007 and 2006, the Company recorded approximately $0.2 million in each year of compensation expense related to participation in the 1998 ESPP which resulted in a decrease to income from continuing operations and net income. There was no compensation expense recorded related to participation in the 1998 ESPP for the year ended December 31, 2005.
Additional Paid In Capital Excess Tax Benefit Pool
     In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Based upon this alternative transition method, the Company has determined that an excess tax benefit pool was not available as of January 1, 2006. Beginning in 2006, any excess tax benefits were used to create an additional paid in capital pool and any tax deficiencies were used to offset the pool, if available, or recorded as an additional charge to tax expense during the year. As of December 31, 2007, the additional paid in capital excess tax benefit pool available to absorb future tax deficiencies was approximately $2.5 million.
Note 11 — Employee Benefits
401(k) Profit-Sharing Plan
     Savient has a 401(k) profit-sharing plan. As of December 31, 2007, the 401(k) plan permits employees who meet the age and service requirements to contribute up to $15,500 of their total compensation on a pretax basis, which is matched 50% by Savient. Savient’s contribution to the plan amounted to approximately $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 12 — Investment Income, Net

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest and dividend income from cash equivalents	$8,749	$6,808	$984
Realized and unrealized gains on short-term investments	337	555	80
Realized and unrealized losses on short-term investments	(331)	(130)	(288)

Total investment income, net	$8,755	$7,233	$776

Note 13 — Other Income (Expense), Net

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Novo Nordisk settlement	$—	$500	$3,000
Ross commission repayment	—	1,300	—
Gain on sale of Delatestryl	—	5,884	—
Receipt of Omrix shares	—	575	—
Mircette settlement	—	—	10,619
Other legal settlements	—	—	43
Other non-operating income (expenses)	(543)	74	(281)

Total other income (expense), net	$(543)	$8,333	$13,381

     On December 1, 2005, the Company concluded an agreement with Duramed Pharmaceuticals, Inc., a subsidiary of Barr Pharmaceuticals, Inc., Organon USA Inc. and Organon (Ireland) Ltd. for the settlement of ongoing patent litigation in the US District Court for the District of New Jersey regarding Duramed’s generic version of Mircette ® , which Duramed markets under the trade name Kariva ® . Under the terms of the agreement in addition to agreeing to the settlement of its damage claims in the patent litigation, the Company consented to Duramed’s acquisition of the exclusive rights to Organon’s Mircette (desogestrel/ethinyl estradiol) oral contraceptive product. In exchange for its agreement and consent, the Company received a payment of $13.75 million as settlement of patent litigation which yielded the Company approximately $10.6 million after the payment of pass-through revenue sharing to the inventor from whom the Company acquired the patents covering Mircette. The proceeds included a $1.8 million legal fee reimbursement of which approximately $0.2 million related to 2005 and was offset to general and administrative expense. The remaining net proceeds were recorded within other income (expense), net.
     On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. (“Indevus”) of Delatestryl, an injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three installments totaling approximately $1.9 million. As of December 31, 2007, a $0.6 million note receivable was due from Indevus which is included in current assets and which was collected by the Company in January 2008. The Company recorded a gain on sale of Delatestryl in the first quarter of 2006. The gain on the sale of Delatestryl of $5.9 million is included in other income (expense), net for the year ended December 31, 2006.
     In January 2005, the Company concluded a partial settlement of its patent infringement and patent interference litigation against Novo Nordisk, receiving $3.0 million for the resolution of the Company’s claims for lost profits and attorney’s fees. In February 2006, the Company received an additional payment of $0.5 million related to this litigation. The proceeds were included in other income (expense), net.
     In December 2005, the Oxandrin co-promotion agreement with Ross terminated. Final reconciliation of the agreement determined that Ross had overcharged the Company in error by approximately $1.3 million. Ross agreed to compensate the Company for this error and as such, the Company recognized the $1.3 million in the first quarter of 2006 which is included in other income for the year ended December 31, 2006. Ross satisfied its obligation to the Company in October 2006 via a combination of a cash payment and an accounts receivable credit.

Note 14 — Concentrations
     In the United States, the Company primarily sells Oxandrin, which accounted for 61%, 99% and 92% of net product sales from continuing operations during 2007, 2006 and 2005, respectively. The Company distributes oxandrolone through Integrated Commercialization Services, Inc., a third-party logistics organization. The Company sells Oxandrin in the United States mainly to three drug wholesaler customers; AmerisourceBergen Corp., the parent of Integrated Commercialization Services, Inc., Cardinal Health and Mckesson Corp. The Company’s gross sales to AmerisourceBergen Corp., were 31%, 26% and 28% of total gross sales in 2007, 2006 and 2005, respectively. The Company’s gross sales to Cardinal Health were 32%, 39% and 30% of total gross sales in 2007, 2006 and 2005, respectively. The Company’s gross sales to McKesson Corp. were 19%, 22% and 28% of total gross sales in 2007, 2006 and 2005, respectively.
     Generic competition for Oxandrin began in December 2006. The introduction of generic products has produced significant decreases in the Company’s Oxandrin revenues, which has had a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability.
     The Company is dependent on third parties for the manufacture of Oxandrin. The Company’s dependence upon third parties for the manufacture of this product may adversely impact its profit margins or result in unforeseen delays or other problems beyond its control. If for any reason the Company is unable to retain these third-party manufacturers, or obtain alternate third-party manufacturers on commercially acceptable terms, the Company may not be able to distribute its products as planned. If the Company encounters delays or difficulties with contract manufacturers in producing this product, the sale of this product would be adversely affected.
Note 15 — Income Taxes
     The domestic components of loss from continuing operations before income taxes were $61.0 million, $1.4 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     The components of current and deferred income tax expense (benefit) from continuing operations based on the location of the taxing authorities are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current
State	$(39)	$(31)	$402
Federal	(11,210)	56	(384)
Foreign	—	—	128

	(11,249)	25	146

Deferred
Federal	(558)	—	—

Income tax expense (benefit) from continuing operations	$(11,807)	$25	$146

     Deferred income tax assets (liabilities) are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and for capital and net operating losses and tax credit carryforwards. Deferred tax assets are items that can be used as a tax deduction or credit in future periods. Deferred tax liabilities are items which the Company has received a tax deduction but have not been recorded in the consolidated statement of operations.
     A valuation allowance is provided for deferred tax assets if it is more likely than not that some portion or all of a deferred tax asset will not be realized. There are multiple factors that are considered when assessing the likelihood of future realization of deferred tax assets, including historic operating results, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. In making this assessment, substantial judgment is required.

     The components of deferred income tax assets/liabilities are as follows:

	As of December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforward	$1,547	$—	$2,239	$—
State NOL carryforward	3,314	—	399	—
Valuation of securities	425	—	443	—
Reserve for returns and discounts	382	—	1,003	—
Inventories	5,714	—	4,280	—
Research and experimental credits	23,505	—	752	—
Deferred revenues	537	—	166	—
Foreign tax credits	2,958	—	130	—
Accrued amounts	693	—	1,159	—
Depreciation	149	—	103	—
Employee based compensation	2,861	—	730	—
Prepaids	—	(167)	—	—
State Tax Reserves	1,561	—	—	—
Bad debt allowance	85	—	—	—
State credits	26	—	375	—
Other	939	—	—	(4)

	$44,696	$(167)	$11,779	$(4)
Valuation allowance	(40,971)	—	(11,775)	—

Total deferred income tax assets/(liabilities)	3,725	(167)	4	(4)

Net deferred income tax asset*	$3,558		$—

*	As of December 31, 2007, $3.0 million of the net deferred tax asset is not being recognized due to the recording of an unrecognized tax benefit reserve.

     Reconciliation of income taxes between the statutory and effective tax rates on income (loss) before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income tax at US statutory rate	$(21,337)	$(503)	$(110)
State and local income taxes (net of federal benefit)	(25)	(20)	265
Non-deductible expenses	382	49	82
Research and experimental credits	(13,454)	—	—
Foreign taxes (net of foreign tax credits)	(1,863)	—	130
State NOL and tax credits	(3,046)	—	—
Benefit for unrecognized tax benefits	(1,561)	—	—
Current year operations without tax benefit	—	—	189
Change in valuation allowance	29,196	529	—
Effects of tax rate change	—	(164)	—
Provision for and settlement of tax examinations	—	(27)	(386)
Employee share based compensation	—	172	—
Other	(99)	(11)	(24)

Income tax expense (benefit) from continuing operations	$(11,807)	$25	$146

     In September 2007, a study was concluded which allowed the Company to recognize significant orphan drug and research and development tax credits from fiscal years 2003, 2004, 2005 and 2006. This study identified $10.8 million of additional orphan drug and research and development credits. These credits were in part used in the 2006 federal income tax return and generated a refund of $4.6 million which was received in October, 2007. For the year ended December 31, 2007, the Company anticipates generating a net operating loss of approximately $46.4 million for federal income tax purposes. The Company will carry back its 2007 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipates receiving an additional refund of approximately $8.6 million which is reflected in recoverable income taxes on the Company’s consolidated balance sheets as of December 31, 2007. The federal net operating loss carryback allowed the recapture of tax credits previously utilized on the 2006 federal income tax return. Due to the uncertainty surrounding the future use of these tax credits, the company has provided a full valuation allowance against them.
     At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $4.4 million, which are subject to a separate company IRC Section 382 limitation, and combined state operating loss carryforwards of approximately $51.8 million. These loss carryforwards expire at various times through 2027. The Company also has federal tax credit carryforwards of approximately $26.5 million, which are comprised primarily of credits related to orphan drug and research and development expenses and foreign tax payments. These credits are available to reduce future income taxes and expire at various times through 2027.
     Based upon the uncertainty of the Company’s business and history of operating losses, the likelihood that the Company will be able to realize a benefit on its deferred tax assets is uncertain. Due to this uncertainty, the Company maintained a valuation allowance as of December 31, 2007 of $41.0 million against its deferred tax assets except for those assets that are reserved by a liability for unrecognized tax benefits or those that are expected to be realized as a result of a potential payment of the unrecognized tax benefit liability. The increase in valuation allowance from 2007 compared to 2006 of approximately $29.2 million is primarily due to an increase in tax credits and the uncertainty that the additional deferred tax assets will be realized.
     The Company files income tax returns in the U.S. and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through the fiscal year ended December 31, 2003. The U.S. federal income tax return for the fiscal year ended December 31, 2005 is currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company recently settled its income tax examination for the tax years 2000 through 2003 with the State of New Jersey for $0.1 million. The Company is also subject to an ongoing audit by the State of New York for the 2001 through 2003 tax years. While the Company believes that its reserves reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued.

However, the Company believes that the result of these audits will not have a material effect on its financial position.
     In connection with the 2005 sale agreement of its former subsidiary, BTG-Israel, the Company is responsible for the results of any audit of BTG-Israel by any taxing jurisdiction through July 18, 2005. Currently BTG-Israel is under audit in Israel for the years 2003 through 2005.
     In connection with the 2006 sale agreement of its former UK subsidiary, Rosemont Pharmaceuticals, LTD, the Company is responsible for the results of any audit of Rosemont Pharmaceuticals, LTD by any taxing jurisdiction through August 4, 2006. Although not under audit at this time, certain tax years remain open for examination in the United Kingdom.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits including $0.2 million of accrued interest and penalties, which is included in Other Liabilities in the Company’s consolidated balance sheet. This increase in liability resulted in a corresponding increase to the Accumulated Deficit. The net increase of $4.1 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within the Company’s consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in the Company’s consolidated statements of operations.
     The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. The Company believes that its accrual for tax liabilities is adequate for all open years. There are many factors that are considered when evaluating these tax positions; interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. In making these estimates and assumptions, the Company relies on advice from industry and subject experts, analyzes actions taken by taxing authorities, as well as the Company’s industry and audit experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted.
     Unrecognized tax benefits under FIN 48, represented by liabilities on the balance sheet, arise when the estimated tax benefit in the financial statements differs from the amount taken or expected to be taken on a tax return due to the uncertainty of tax positions.
     Reconciliation of the beginning and ending amount of unrecognized tax benefits:

($ in thousands)
Unrecognized Tax Benefits — January 1, 2007	$4,586
Increases related to tax positions in prior period	2,901
Decreases related to tax positions in prior period	(386)
Increases related to tax positions in current period	1,600
Settlements	—
Lapse of statute of limitations	—

Unrecognized Tax Benefits — December 31, 2007	$8,701

     Included in the unrecognized tax benefit liability of $8.7 million as of December 31, 2007 is $5.7 million of tax benefit, that if recognized, would reduce the Company’s effective tax rate. The difference of $ 3.0 million is due to deferred tax accounting, in which a portion of the Company’s uncertain tax positions would result in adjustments to the Company’s deferred tax assets. This would be offset by adjustments to recorded valuation allowances to provide no effect on the Company’s effective tax rate. The Company does not expect the unrecognized tax benefits to materially increase in the next twelve months. The Company also does not expect a settlement in the next twelve months for any of its December 31, 2007 unrecognized tax benefits.

     The Company accounts for interest and penalties related to unrecognized tax benefits as part of its general and administrative expenses on the consolidated statements of operations. Accrued interest and penalties related to the unrecognized tax benefit liability as of December 31, 2007 were approximately $0.6 million and $0.3 million, respectively.
Note 16 — Segment Information
     The Company has identified one reportable segment which is Specialty Pharmaceutical. In 2006 and 2005 and prior to the sale of Rosemont, the Company identified two reportable segments including Specialty Pharmaceutical and Oral Liquids (Rosemont). Prior to 2005, the Company’s operations were not managed along segment lines. The Specialty Pharmaceutical segment includes products which are branded prescription pharmaceuticals including Oxandrin, our former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone. Certain research and development expenses related to pegloticase are included in the Specialty Pharmaceutical segment. The Company’s former BTG-Israel and Rosemont subsidiaries are included as discontinued operations.
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
     Information about the Company’s segment, as reconciled to enterprise totals, is presented below:

	Year Ended December 31, 2007
	Specialty	Discontinued
	Pharmaceutical	Operations	Total
	(In thousands)
Revenues	$14,024		$14,024
Operating loss before depreciation and amortization	(68,716)		(68,716)
Less:
Depreciation and amortization	458		458

Operating loss as reported	(69,174)		(69,174)
Other income, net	8,212		8,212
Income tax benefit	11,807		11,807

Loss from continuing operations	(49,155)		(49,155)
Income from discontinued operations	—	487	487

Net income (loss)	$(49,155)	487	$(48,668)

Segment assets	$167,173	—	$167,173

Expenditures for segment assets	$918	—	$918

	Year Ended December 31, 2006
	Specialty	Discontinued
	Pharmaceutical	Operations	Total
	(In thousands)
Revenues	$47,514		$47,514
Operating loss before depreciation and amortization	(16,270)		(16,270)
Less:
Depreciation and amortization	735		735

Operating loss as reported	(17,005)		(17,005)
Other income, net	15,566		15,566
Income tax expense	(25)		(25)

Loss from continuing operations	(1,464)		(1,464)
Income from discontinued operations	—	61,789	61,789

Net income (loss)	$(1,464)	$61,789	$60,325

Segment assets	$197,893	$—	$197,893

Expenditures for segment assets	$457	$2,222	$2,679

	Year Ended December 31, 2005
	Specialty	Discontinued
	Pharmaceutical	Operations	Total
	(In thousands)
Revenues	$49,495		$49,495
Operating loss before depreciation and amortization	(13,395)		(13,395)
Less:
Depreciation and amortization	1,085		1,085

Operating loss as reported	(14,480)		(14,480)
Other income, net	14,157		14,157
Income tax expense	(146)		(146)

Loss from continuing operations	(469)		(469)
Income from discontinued operations	—	6,437	6,437

Net income (loss)	$(469)	$6,437	$5,968

Segment assets	$92,791	$129,900	$222,691

Expenditures for segment assets	$101	$2,077	$2,178

     Intercompany interest income and expense between Specialty Pharmaceuticals and discontinued operations, respectively, was $2.2 million and $3.8 million for the years ended December 31, 2006, and 2005, respectively. All intercompany balances have been eliminated in consolidation. There was no Intercompany interest income and expense between Specialty Pharmaceuticals and discontinued operations for the year ended December 31, 2007.

Note 17 — Quarterly Data (Unaudited)
     Following are the quarterly results of operations for the years ended December 31, 2007 and 2006.

	Quarter Ended March 31,
	2007	2006
	(In thousands, except per
	share data)
Revenues:
Product sales, net	$6,381	$9,503
Other revenues	45	—

	6,426	9,503

Cost and expenses:
Cost of goods sold	(356)	858
Research and development	12,824	3,248
Selling general and administrative	7,421	10,740
Commissions and royalties	—	1

	19,889	14,847

Operating loss from continuing operations	(13,463)	(5,344)
Investment income, net	2,370	890
Other income (expense), net	(166)	7,832

Income (loss) from continuing operations before income taxes	(11,259)	3,378
Income tax expense (benefit)	(3,417)	39

Income (loss) from continuing operations	(7,842)	3,339
Income from discontinued operations, net of income taxes	—	639

Net income (loss)	$(7,842)	$3,978

Earnings (loss) per common share from continuing operations:
Basic	$(0.15)	$0.05

Diluted	$(0.15)	$0.05

Earnings per common share from discontinued operations:
Basic	$—	$0.01

Diluted	$—	$0.01

Earnings (loss) per common share:
Basic	$(0.15)	$0.06

Diluted	$(0.15)	$0.06

Weighted average number of common and common equivalent shares:
Basic	51,997	61,212
Diluted	51,997	62,107

	Quarter Ended
	June 30,
	2007	2006(1)
	(In thousands, except per
	share data)
Revenues:
Product sales, net	$3,098	$13,760
Other revenues	31	100

	3,129	13,860

Cost and expenses:
Cost of goods sold	645	1,361
Research and development	11,194	4,166
Selling, general and administrative	7,108	8,539
Commissions and royalties	—	4

	18,947	14,070

Operating loss from continuing operations	(15,818)	(210)
Investment income, net	2,300	916
Other income (expense), net	(165)	465

Income (loss) from continuing operations before income taxes	(13,683)	1,171
Income tax benefit	(4,050)	(35)

Income (loss) from continuing operations	(9,633)	1,206
Income from discontinued operations, net of income taxes	—	2,036

Net income (loss)	$(9,633)	$3,242

Earnings (loss) per common share from continuing operations:
Basic	$(0.18)	$0.02

Diluted	$(0.18)	$0.02

Earnings per common share from discontinued operations:
Basic	$—	$0.03

Diluted	$—	$0.03

Earnings (loss) per common share:
Basic	$(0.18)	$0.05

Diluted	$(0.18)	$0.05

Weighted average number of common and common equivalent shares:
Basic	52,419	61,358
Diluted	52,419	62,456

	Quarter Ended
	September 30,
	2007	2006(1)
	(In thousands, except per
	share data)
Revenues:
Product sales, net	$2,532	$15,889
Other revenues	48	32

	2,580	15,921

Cost and expenses:
Cost of goods sold	—	1,351
Research and development	12,135	5,519
Selling, general and administrative	6,782	7,464
Commissions and royalties	—	—

	18,917	14,334

Operating income (loss) from continuing operations	(16,337)	1,587
Investment income, net	2,159	2,820
Other expense, net	(93)	(28)

Income (loss) from continuing operations before income taxes	(14,271)	4,379
Income tax expense	294	1,022

Income (loss) from continuing operations	(14,565)	3,357
Income from discontinued operations, net of income taxes(2)	—	58,512

Net income (loss)	$(14,565)	$61,869

Earnings (loss) per common share from continuing operations:
Basic	$(0.28)	$0.06

Diluted	$(0.28)	$0.05

Earnings per common share from discontinued operations:
Basic	$—	$0.96

Diluted	$—	$0.96

Earnings (loss) per common share:
Basic	$(0.28)	$1.02

Diluted	$(0.28)	$1.01

Weighted average number of common and common equivalent shares:
Basic	52,603	60,433
Diluted	52,603	61,174

(1)	The Company had previously allocated interest between continuing operations and discontinued operations and has subsequently made certain reclassification adjustments that resulted in offsetting adjustments to income (loss) from continuing operations and income from discontinued operations which had no impact on net income (loss) for the year ended December 31, 2006.

(2)	Income from discontinued operations for the year ended December 31, 2006 reflects the Company’s sale of Rosemont which resulted in a pre-tax gain on disposition of approximately $77.2 million. See Note 6.

	Quarter Ended December 31,
	2007	2006
	(In thousands, except per
	share data)
Revenues:
Product sales, net	$1,814	$8,199
Other revenues	75	31

	1,889	8,230

Cost and expenses:
Cost of goods sold	917	4,936
Research and development	14,716	8,479
Selling, general and administrative	9,812	7,853
Commissions and royalties	—	—

	25,445	21,268

Operating loss from continuing operations	(23,556)	(13,038)
Investment income, net	1,926	2,607
Other income (expense), net	(119)	64

Loss from continuing operations before income taxes	(21,749)	(10,367)
Income tax benefit	(4,634)	(1,001)

Loss from continuing operations	(17,115)	(9,366)
Income from discontinued operations, net of income taxes	487	602

Net loss	$(16,628)	$(8,764)

Loss per common share from continuing operations:
Basic	$(0.32)	$(0.18)

Diluted	$(0.32)	$(0.18)

Earnings per common share from discontinued operations:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Loss per common share:
Basic	$(0.31)	$(0.17)

Diluted	$(0.31)	$(0.17)

Weighted average number of common and common equivalent shares:
Basic	52,815	51,774
Diluted	52,815	51,774

     Note 18 — Subsequent Events
     As of December 31, 2007, the Company owned 313,925 shares of Neuro-Hitech common stock, which is included in short-term investments on the Company’s consolidated balance sheets. As of December 31,2007, the market value of these shares were $1.3 million. However, since December 31, 2007, the market value of these shares has decreased by $1.1 million, to $0.2 million. See Note 2 to the Company’s consolidated financial statements for further discussion of the Company’s investment in Neuro-Hitech.
     As discussed above in Note 2 to the consolidated financial statements, during the fourth quarter of 2007, Columbia Management, a unit of Bank of America, closed its Strategic Cash Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, therefore restricting the Company’s potential to invest in and withdraw from the portfolio. As of March 12, 2008 the Company has received back via liquidating distributions, approximately $7.8 million, or 39% of our original investment.

SAVIENT PHARMACEUTICALS, INC.
Schedule II — Valuation and Qualifying Accounts

	Balance at
	Beginning	Charged to	Charged		Balance at
	of	Costs and	to other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)
Allowance for inventory obsolescence
2007	$8,305	$67	$—	$(455)	$7,917
2006	7,740	2,657	(346)	(1,746)	8,305
2005	6,059	1,805	—	(124)	7,740
Allowance for sales returns(1)
2007	2,452	(193)	—	(1,354)	905
2006	2,888	2,374	—	(2,810)	2,452
2005	3,259	1,808	—	(2,179)	2,888
Allowance for rebates(1)
2007	1,253	1,895	(138)	(2,007)	1,003
2006	2,491	2,345	—	(3,583)	1,253
2005	3,360	5,514	—	(6,383)	2,491
Allowance for doubtful accounts
2007	1,036	175	(699)	(306)	206
2006	1,062	468	(435)	(59)	1,036
2005	500	769	—	(207)	1,062
Valuation allowance — Deferred income taxes short-term
2007	6,005	(1024)			4,981
2006	5,446	559	—	—	6,005
2005	9,092	(3,646)	—	—	5,446
Valuation allowance — Deferred income taxes long term
2007	5,770	30,219			35,989
2006	17,194	(11,424)	—	—	5,770
2005	14,100	3,094	—	—	17,194

(1)	Included within other current liabilities in the Company’s consolidated balance sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
(a). Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.
     Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
(b). Management’s Report On Internal Control Over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting is included on page 50 (located within Item 8).
(c). Changes in Internal Control Over Financial Reporting
     No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d). Report of Independent Registered Accounting Firm
     The report of the Company’s independent registered public accounting firm related to their assessment of internal control over financial reporting is included on page 52 (located within Item 8).
ITEM 9B. OTHER INFORMATION
     None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The information concerning directors of Savient required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2008 Annual Meeting of Stockholders to be held on May 13, 2008 (our “2008 Proxy Statement”).
     Information regarding the Company’s director nomination process, audit committee and audit committee financial expert as required by the SEC’s Regulation S-K 407(c)(3), 407(d)(4) and 407(d)(5), is set forth in our 2008 Proxy Statement and is incorporated herein by reference.
Executive Officers
     The information concerning executive officers of Savient required under this Item is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K.
Section 16(a) Compliance
     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2008 Proxy Statement and is incorporated herein by reference.
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
     We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 11. EXECUTIVE COMPENSATION
     The information concerning executive compensation for Savient required under this Item is incorporated herein by reference from our 2008 Proxy Statement .
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2008 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2008 Proxy Statement .
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2008 Proxy Statement .
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

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Ltd, between NED-INT Holdings Ltd, Akzo Nobel N.V. and Bio-Technology General Corp.*(2)

2.3	Share Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring B.V.*(3)

2.4	Asset Purchase Agreement, dated March 23, 2005, between the Registrant and Ferring International Centre SA.*(3)

3.1	Certificate of Incorporation of the Registrant, as amended.*(4)

3.2	By-laws of the Registrant, as amended.*(5)

4.1	Rights Agreement, dated as of October 7, 1998, by and between Bio-Technology General Corp. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.*(5)

4.2	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(5)

10.1	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)

10.2	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd., and the Chief Scientist with regard to certain projects.*(7)

10.3	Form of Indemnity Agreement between the Company and its directors and officers.*(8)

10.4	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)

10.5	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)

10.6	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)

10.7	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)

10.8	Savient Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan Amended and Restated as of May 23, 2006.

10.9	Bio-Technology General Corp. 2001 Stock Option Plan.*(11)

10.10	Employment Agreement, dated as of May 14, 2002, by and between Bio-Technology General Corp. and Christopher Clement.*(12)

10.11	Employment Agreement, dated March 23, 2003, by and between Bio-Technology General Corp. and Zebulun D. Horowitz, M.D.*(13)

10.12	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and Bio-Technology General Corp., as amended.*(14)

10.13	Severance Agreement, dated as of May 21, 2004, between Savient Pharmaceuticals, Inc. and Sim Fass.*(15)

10.14	Employment Agreement, dated as of May 28, 2004, between Savient Pharmaceuticals, Inc. and Philip K. Yachmetz.*(16)

10.15	Employment Agreement, dated as of February 15, 2006, by and between the Company and Robert Lamm.*(17)

Exhibit
No.	Description

10.16	Amendment, dated February 15, 2006, to Employment Agreement, dated May 28, 2004, by and between the Company and Philip K. Yachmetz.*(17)

10.17	Amendment, dated July 12, 2004, to Employment Agreement dated May 14, 2002, by and between the Company and Christopher Clement.*(17)

10.18	Amendment dated December 7, 2006, to Employment Agreement dated March 23, 2003, by and between the Company and Zebulun D. Horowitz, M.D.*(18)

10.19	Form of Savient Pharmaceuticals, Inc. Senior Management Incentive Stock Option Agreement. *(18)

10.20	Form of Savient Pharmaceuticals, Inc. Senior Management Non-Qualified Stock Agreement. *(18)

10 .21	Form of Savient Pharmaceuticals, Inc. Senior Management Restricted Stock Agreement. *(18)

10.22	Form of Savient Pharmaceuticals, Inc. Senior Management Performance Share Agreement. *(18)

10.23	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Agreement. *(18)

10.24++	License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University, and Bio-Technology General Corporation, as amended on November 12, 2001. *(18)

10.25++	Supply Agreement, dated as of June 12, 2006, by and between Watson Pharma Inc. and Savient Pharmaceuticals, Inc. *(18)

21.1	Subsidiaries of Savient Pharmaceuticals, Inc.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of McGladrey & Pullen LLP.

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

++	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Company’s Current Report on Form 8-K, dated March 23, 2005.

(4)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(6)	Registration Statement on Form S-1 (File No. 2-84690).

(7)	Registration Statement on Form S-1 (File No. 033-02597).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Company’s Current Report on Form 8-K, dated May 25, 2004.

(16)	Company’s Current Report on Form 10-Q, dated August 9, 2004.
(17)	Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(18)	Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
March 14, 2008

Signature	Title	Date

/s/ Christopher G. Clement	President, Chief Executive	March 14, 2008
Christopher G. Clement	Officer and Director

/s/ Herbert Conrad	Director	March 14, 2008
Herbert Conrad

/s/ Alan L. Heller	Director	March 14, 2008
Alan L. Heller

/s/ Stephen Jaeger	Director	March 14, 2008
Stephen Jaeger

/s/ Joseph Klein III	Director	March 14, 2008
Joseph Klein III

/s/ Lee S. Simon, M.D.	Director	March 14, 2008
Lee S. Simon, M.D.

/s/ Virgil Thompson	Director	March 14, 2008
Virgil Thompson

/s/ Brian J. Hayden	Senior Vice President,	March 14, 2008
Brian J. Hayden	Chief Financial Officer
and Treasurer