Form 10-Q
period 2008-03-31
SAVIENT PHARMACEUTICALS INC
filed 2008-05-09
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of May 4, 2008 was 54,226,372.

SAVIENT PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$117,183	$124,865
Short-term investments (including restricted investments)	9,867	17,557
Accounts receivable, net	1,058	1,490
Notes receivable	—	644
Inventories, net	2,370	2,636
Recoverable income taxes	9,871	8,637
Prepaid expenses and other current assets	1,660	3,105

Total current assets	142,009	158,934

Deferred income taxes, net	3,558	3,558
Property and equipment, net	1,630	1,599
Other assets (including restricted cash and investments)	3,293	3,082

Total assets	$150,490	$167,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,886	$3,758
Deferred revenues	1,047	1,298
Other current liabilities	13,124	14,128

Total current liabilities	17,057	19,184

Other liabilities	9,021	8,924
Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value 150,000,000 shares authorized; 54,206,000 issued and outstanding at March 31, 2008 and 53,712,000 shares issued and outstanding at December 31, 2007	542	537
Additional paid in capital	208,760	204,659
Accumulated deficit	(84,997)	(67,445)
Accumulated other comprehensive income	107	1,314

Total stockholders’ equity	124,412	139,065

Total liabilities and stockholders’ equity	$150,490	$167,173

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales, net	$1,144	$6,381
Other revenues	44	45

	1,188	6,426

Cost and expenses:
Cost of goods sold	333	(356)
Research and development	11,161	12,824
Selling, general and administrative	9,264	7,421

	20,758	19,889

Operating loss	(19,570)	(13,463)
Investment income, net	953	2,370
Other expense, net	(150)	(166)

Loss before income taxes	(18,767)	(11,259)
Income tax benefit	(1,215)	(3,417)

Net loss	$(17,552)	$(7,842)

Loss per common share:
Basic	$(0.33)	$(0.15)

Diluted	$(0.33)	$(0.15)

Weighted average number of common and common equivalent shares:
Basic	53,276	51,997
Diluted	53,276	51,997
The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock				Accumulated
			Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2007	53,712	$537	$204,659	$(67,445)	$1,314	$139,065

Comprehensive loss:
Net loss				(17,552)		(17,552)
Unrealized loss on marketable securities, net					(1,207)	(1,207)

Total comprehensive loss						(18,759)

Restricted stock grants	171	2				2
Amortization of deferred compensation			1,344			1,344
Issuance of common stock	13		167			167
ESPP compensation expense			129			129
Stock option compensation expense			1,078			1,078
Exercise of stock options	310	3	1,383			1,386

Balance, March 31, 2008	54,206	$542	$208,760	$(84,997)	$107	$124,412

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(17,552)	$(7,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	93	154
Deferred income taxes	—	(3,148)
Unrecognized tax benefit liability	111	—
Net realized losses	9	—
Common stock issued as payment for services	—	34
Amortization of deferred compensation related to restricted stock (including performance shares)	1,344	626
Stock option and ESPP compensation	1,207	746
Changes in:
Accounts receivable, net	432	1,075
Inventories, net	266	594
Recoverable income taxes	(1,234)	—
Prepaid expenses and other current assets	1,445	2,909
Accounts payable	(870)	2,235
Income taxes payable	(2)	(1,609)
Other current liabilities	(1,004)	(2,819)
Deferred revenues	(251)	21

Net cash used in operating activities	(16,006)	(7,024)

Cash flows from investing activities:

Proceeds from sale of Delatestryl	644	644
Purchases of available-for-sale securities (restricted)	(109)	—
Proceeds from sale of available-for-sale securities (restricted)	6,254	—
Proceeds from sales of available-for-sale securities	131	—
Capital expenditures	(124)	(311)
Changes in other long-term assets	(13)	—

Net cash provided by investing activities	6,783	333

Cash flows from financing activities:

Proceeds from issuance of common stock	1,555	295
Additional paid in capital excess tax benefit	—	1,507
Changes in other long-term liabilities	(14)	(5)

Net cash provided by financing activities	1,541	1,797
Effect of exchange rate changes	—	59

Net decrease in cash and cash equivalents	(7,682)	(4,835)
Cash and cash equivalents at beginning of period	124,865	177,293

Cash and cash equivalents at end of period	$117,183	$172,458

Supplementary Information

Other information:
Income tax paid	$2	$1
Interest paid	$7	$4
The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.
     The consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements at that date and does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Savient Pharma Holdings, Inc. and Myelos Corporation. Certain prior period amounts have been reclassified to conform to current period presentations.
Note 2 — Fair Value of Financial Instruments
     Pursuant to the provisions as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, the Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
     Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:
Level 1: Unadjusted quoted prices for identical assets in an active market.
Level 2: Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset. Level 2 inputs include the following:
•	Quoted prices for similar assets in active markets,

•	Quoted prices for identical or similar assets in non-active markets,

•	Inputs other than quoted market prices that are observable, and

•	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

     The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
		(In thousands)

Cash and cash equivalents (1)	$117,183	$—	$—	$117,183
Short-term investments (available-for-sale) (2)	128	—	—	128
Restricted investments — short-term (available-for-sale) (3)	—	9,739	—	9,739

Total cash and cash equivalents and short-term investments	117,311	9,739	—	127,050

Restricted cash (1)	1,280	—	—	1,280
Restricted investments — long-term (available-for-sale) (3)	—	2,000	—	2,000

Total long-term investments	1,280	2,000	—	3,280

Total assets measured at fair value on a recurring basis	$118,591	$11,739	$—	$130,330

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)	Short-term investments at March 31, 2008 are comprised of the Company’s investments in common shares of Neuro-Hitech Pharmaceuticals, Inc. and Antares Pharma, Inc. The fair values of these investments are obtained from quoted prices in active markets.

(3)	The Company’s restricted investment consists of its investment in the Columbia Strategic Cash Portfolio (“the portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, thereby restricting the Company’s potential to invest in and withdraw from the portfolio. At March 31, 2008, approximately $7.8 million, or 39%, of the Company’s original $20.0 million invested has been redeemed and re-invested in cash and cash equivalents. Additional redemptions of $1.0 million and $7.0 million are expected to occur in July 2008 and by the end of 2008, respectively. The remaining balance is expected to be redeemed in 2009. At March 31, 2008, the cost basis of restricted securities was $11.7 million, $9.7 million of which is reflected in the Company’s consolidated balance sheet as a component of restricted short-term investments and $2.0 million of which is reflected in the Company’s consolidated balance sheet as a component of restricted long-term other assets. At December 31, 2007, the fair market value of the Company’s investment in the portfolio was $18.0 million, $16.2 million of which is reflected in the Company’s consolidated balance sheet as restricted short-term investments and $1.8 million of which is reflected as restricted long-term other assets. The fair value of the securities held within the portfolio are independently priced by third-party pricing services.
     The carrying amounts of notes receivable, accounts receivable, and accounts payable approximate fair value.
Other-than-temporary impairments
     The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the three months ended March 31, 2008, the Company recorded realized investment losses due to OTT declines in fair value of $0.1 million. The Company did not realize any investment losses due to OTT declines in fair value for the three months ended March 31, 2007.

Note 3 — Investments
     The Company classifies its investments as “available-for-sale securities” or “trading securities” pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which provides that investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings. Investments not classified as trading securities are considered to be available-for-sale securities. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and are not reflected in the consolidated statements of operations until a sale transaction occurs or when declines in fair value are deemed to be OTT.
     Net unrealized losses included in accumulated other comprehensive income at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Net unrealized losses arising during the period	$(1,216)	$(663)
Reclassification adjustment for net (gains) losses included in earnings	9	(6)

Net unrealized losses included in accumulated other comprehensive income	$(1,207)	$(669)

Note 4 — Inventories
     Inventories at March 31, 2008 and December 31, 2007 are summarized below:

	March 31,	December 31,
	2008	2007
	(In thousands)
Raw materials	$2,872	$2,875
Work-in-process	—	—
Finished goods	7,349	7,678
Inventory reserves	(7,851)	(7,917)

Total	$2,370	$2,636

     Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was $7.9 million at March 31, 2008 and December 31, 2007.
Note 5 — Revenue Recognition
     Product sales
     Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. Since 2006, the Company has shipped oxandrolone to its distributor and has accounted for these shipments on a consignment basis until product is sold into the retail market. The Company has deferred the recognition of revenue related to these shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB 104”), and SFAS No. 48, Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed and determinable, and

•	collectibility is reasonably assured.

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
     Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and up to 12 months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:
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
     The Company continually analyzes the impact of generic competition on product returns considering the product at wholesalers and retailers, and demand forecasts. The allowance for product returns was $1.0 million at March 31, 2008 and $0.9 million at December 31, 2007. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.
     Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates was $0.9 million at March 31, 2008 and $1.0 million at December 31, 2007. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.
     Commercial discounts — The Company sells directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.
     Distribution fees — The Company has a distribution arrangement with a third party which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services from two of its largest customers.

     Other revenues — Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.
Note 6 — Research and Development
     All research and development costs are expensed as incurred.
Note 7 — Earnings (Loss) per Share of Common Stock
     The Company accounts for and discloses net earnings (loss) per share using the treasury stock method under the provisions of SFAS No. 128, Earnings Per Share (EPS). Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing the Company’s reported net earnings (loss) for the period by the weighted average number of common shares outstanding at the end of the period. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution that could occur from the exercise of in-the-money stock options and unvested restricted stock, including service-based restricted shares, performance awards that have been achieved and market price contingent awards based on the end-of-period market price of the Company’s common stock.
     The Company’s basic and diluted weighted average number of common shares outstanding at March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Basic	53,276	51,997
Incremental common stock equivalents	—	—

Diluted	53,276	51,997

     At March 31, 2008 and 2007, all in-the-money stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive since the Company reported a net loss for these periods.
Note 8 — Share-Based Compensation
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
     In 2004, the Company adopted the 2004 Incentive Plan, which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 3.2 million shares remain available for future grant at March 31, 2008.
     Total compensation cost that has been charged against income related to the above plans was $2.5 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.

Stock Options
     The Company grants stock options to employees and non-employee directors (“Directors”) with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on a yearly basis and represent compensation for service performance on the board of directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted average key assumptions used in determining the fair value of options granted for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
	2008	2007

Weighted-average volatility	60%	62%
Weighted-average risk-free interest rate	2.8%	4.6%
Weighted average expected life in years	6.6	6.1
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$12.33	$8.63
     Historical information is the primary basis for the selection of the expected volatility and expected dividend yield. The expected terms of options granted prior to December 31, 2007 were based upon the simplified method as set forth by SAB No. 107 issued by the SEC which estimates expected term as the midpoint between vesting and the grant contractual life. The expected terms of options granted subsequent to December 31, 2007 are based upon the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
     During the three months ended March 31, 2008, the Company issued 310,000 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1.4 million. For the three months ended March 31, 2008 and 2007, approximately $1.1 million and $0.7 million, respectively, of stock option compensation cost has been charged against income. As of March 31, 2008, there was $5.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Stock option activity during the three months ended March 31, 2008 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options
	(In thousands, except weighted average data)

Outstanding at December 31, 2007	3,016	$7.33	7.17	$47,176
Granted	274	20.59
Exercised	(310)	4.48
Cancelled	—	—

Outstanding at March 31, 2008	2,980	$8.85	7.35	$33,403

Exercisable at March 31, 2008	1,593	$6.21	6.16	$21,979

     The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $4.8 million and $0.4 million, respectively. The closing price per share of the Company’s common stock was $20.00 on March 31, 2008 and $12.02 on March 30, 2007, the last trading day of the quarter.

Restricted Stock
     The Company also grants restricted stock awards to its employees and to its Directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which has generally ranged from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the board of directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the awards grant date fair value, which is the closing market price of the Company’s common stock on the date the award as approved, multiplied by the number of shares awarded. During the three months ended March 31, 2008, the Company issued 96,000 shares of restricted stock at a weighted average grant date fair value of $20.21, amounting to approximately $1.9 million. During the three months ended March 31, 2008 and 2007, approximately $0.8 million and $0.5 million, respectively, of deferred restricted stock compensation cost has been charged against income. At March 31, 2008, approximately 737,000 shares remained unvested and there was approximately $7.7 million of unrecognized compensation cost related to restricted stock. The total fair value of restricted stock vested during the three months ended March 31, 2008 and 2007 was approximately $1.7 million and $1.1 million, respectively, based on the closing price of the Company’s common stock on March 31, 2008 and March 30, 2007, respectively. A summary of the status of the Company’s unvested restricted stock as of December 31, 2007, and changes during the three months ended March 31, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Unvested at December 31, 2007	728	$11.54
Granted	96	20.21
Vested	(87)	10.43
Forfeited	—	—

Unvested at March 31, 2008	737	$12.80

Restricted Stock Awards that Contain Performance or Market Conditions
     Performance Conditions
     The Company issues restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over one to three years from the date of grant upon the achievement of specific strategic objectives associated with the achievement of pegloticase-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of the Company’s stock on the date the award is approved multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.
     Market Conditions
     During the year ended December 31, 2007, the Company issued to its President and Chief Executive Officer, a restricted stock award, the vesting of which is contingent upon the price of the Company’s common stock achieving a certain pre-established target. Compensation cost is based upon the grant date fair value of the shares awarded and charged against income over the derived service period. Compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived service period is not met by the senior executive. The Company used a Monte Carlo simulation model to calculate both the grant date fair value and the derived service period of the award. Based on the simulation, the grant date fair value of the award is $8.98 per share and compensation cost is being charged against income ratably over a two-year derived service period.

     During the three months ended March 31, 2008 and 2007, approximately $0.5 million and $0.1 million, respectively, of compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. The total fair value of restricted stock containing performance conditions vested during the three months ended March 31, 2008 and 2007 was approximately $1.5 million and $2.1 million, respectively, based on the closing price of the Company’s common stock on March 31, 2008 and March 30, 2007, respectively. At March 31, 2008, approximately 676,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $4.7 million of additional compensation expense if the performance targets are met or expected to be attained. At March 31, 2008, there was approximately $0.8 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next 11 months. A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2007, and changes during the three months ended March 31, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Unvested at December 31, 2007	611	$11.77
Granted	140	20.59
Vested	(75)	12.91
Forfeited	—	—

Unvested at March 31, 2008	676	$13.48

     Employee Stock Purchase Plan
     In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of
SFAS No. 123(R), Share-Based Payment and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. For the three months ended March 31, 2008 and 2007, approximately $0.1 million of compensation expense was charged against income in each three-month period related to participation in the 1998 ESPP.
Note 9 — Other Liabilities
     The components of Other Liabilities at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Unrecognized tax benefit (1)	$8,812	$8,701
Capital leases (2)	209	223

Total	$9,021	$8,924

(1)	See Note 10 to the Financial Statements for further discussion of unrecognized tax benefits resulting from FIN 48.

(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from 36 to 60 months and were entered into between 2002 and 2007.

Note 10 — Income Taxes
     The income tax benefit for the three months ended March 31, 2008 and 2007 reflects the Company’s current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur.
     The Company’s effective tax rate of 6.5% for the three months ended March 31, 2008 resulted in an income tax benefit from operations of $1.2 million. The $1.2 million income tax benefit is primarily due to the net operating loss generated in the three months ended March 31, 2008 and the ability to carry back this loss to recover a portion of the Company’s 2006 tax liability. In anticipation of receiving an additional refund of $1.2 million of the 2006 tax liability, the Company has reflected an increase in recoverable income taxes on its consolidated balance sheet as of March 31, 2008. Subsequent to March 31, 2008, the Company received a refund of $8.6 million, which was the result of carrying back the 2007 net operating loss to recover 2006 taxes paid.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.
     As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits which is included in Other Liabilities within the Company’s consolidated balance sheet. This increase in the liability resulted in a corresponding increase to the balance of Accumulated Deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.9 million at March 31, 2008 and $8.7 million at December 31, 2007, including accrued penalties and interest.
     In accordance with FIN 48, paragraph 19, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of Other Expense, net in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. From inception to date, the Company has recorded a liability of approximately $0.7 million and $0.3 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued interest and penalties for unrecognized tax benefits increased by approximately $0.2 million in each of the three-month periods ended March 31, 2008 and 2007.
     The Company files income tax returns in the U.S. and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2003. The audit of the U.S. federal income tax return for the fiscal year ended December 31, 2005 has been completed and the Company has received a notice of no change for this fiscal period. The Company still has open the 2004, 2006 and 2007 tax years, which could be subject to federal income tax examination.
     State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company recently settled its income tax examination for the 2000 through 2003 tax years with the State of New Jersey for $0.1 million. The Company is also in the process of settling its income tax audit with the State of New York for the 2001 through 2003 tax years. The Company estimates that settlement will result in a tax payment to the State of New York of less than $0.1 million. The Company previously recorded a reserve related to this audit.
     In connection with the 2005 sale agreement of its former subsidiary, BTG-Israel, the Company is responsible for the results of any audit of BTG-Israel by any taxing jurisdiction through July 18, 2005. Currently, BTG-Israel is under audit in Israel for the years 2003 through 2005.
     In connection with the 2006 sale agreement of its former U.K. subsidiary, Rosemont Pharmaceuticals, Ltd, the Company is responsible for the results of any audit of Rosemont Pharmaceuticals, Ltd by any taxing jurisdiction through August 4, 2006. Although not under audit at this time, the 2006 tax year still remains open for examination in the United Kingdom.
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
     Based upon the uncertainty of the Company’s business, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2008 and December 31, 2007, the Company's valuation allowance against its deferred income tax assets was $41.0 million.

Note 11 — Commitments and Contingencies
     Savient’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. The lease provides Savient with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007. Currently, the Company subleases approximately 7,090 square feet at a base average annual rental of $0.2 million.
     At March 31, 2008, the Company had employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.2 million plus other normal customary fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.
     On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation in the U.S. District Court for the District of New Jersey (the “District Court”). The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased shares of the Company between April 19, 1999 and August 2, 2002. The complaint asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued on, August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. The plaintiffs filed such amended complaint and the Company filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On December 13, 2005, the Company filed a motion to dismiss the second amended complaint. On October 26, 2006, the District Court dismissed, with prejudice, the second amended complaint. The District Court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the U.S. Court of Appeals for the Third Circuit, which is currently pending. Oral argument of the appeal has been tentatively scheduled for late June 2008, and a decision on this case is not expected until later in 2008. The Company intends to contest the appeal vigorously and has referred these claims to its directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
     On December 4, 2006, the Company filed a lawsuit in the District Court against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) claiming that the defendants’ generic oxandrolone products infringe on the Company’s patents related to various methods of using Oxandrin. The Company also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. The temporary restraining order was granted by the District Court, but the preliminary injunction was denied and the Company appealed shortly thereafter to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.(the “Federal Circuit”), which issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until December 28, 2006. Thereafter, the Company, through its distribution partner, Watson Pharmaceuticals, launched an authorized generic of oxandrolone tablets, USP, CIII, an Oxandrin-brand equivalent product, in both the 2.5 mg and 10 mg dosages, in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz has been dismissed without prejudice and the litigation with Upsher-Smith is continuing in the District Court and is now in the discovery phase. Upsher-Smith filed counterclaims challenging the validity of the Company’s patents and for various anti-trust related issues. The Company intends to vigorously pursue its claims of infringement and to defend the counterclaims filed by Upsher-Smith.
     On September 4, 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between the Company and Berger, which Berger alleges were breached. Berger sought, among other things, damages and recession of the assignment of the inventions. Effective March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and recession of the invention assignments. On March 7, 2008, the Court granted the Company’s motion to limit discovery to liability issues for a period of 150 days in contemplation of the Company bringing a motion for summary judgment at the conclusion of that period. The Company intends to vigorously defend against this lawsuit.

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
     In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. An acknowledgement was received from The Conference and Appeals Branch and an appeal conference is expected to be scheduled in the future.
     During the three months ended March 31, 2008, one of the Company’s customers requested a $0.7 million reimbursement for Oxandrin returned goods that were not in compliance with the Company’s returned goods policy. The Company is in the process of contesting this matter.
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
     The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2008, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.
Note 12 — Segment Information
     The Company has one reportable segment which is Specialty Pharmaceutical. The Specialty Pharmaceutical segment includes products which are branded prescription pharmaceuticals including Oxandrin, the Company’s former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone. Certain research and development expenses related to Puricase® (pegloticase) are included in the Specialty Pharmaceutical segment. The Company’s Specialty Pharmaceutical segment is operated primarily in the United States and all Specialty Pharmaceutical product revenue is generated in the United States. The Company’s one segment is equal to its enterprise totals.
Note 13 — Investment Income, Net
     The components of investment income, net for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Interest and dividend income	$962	$2,370
Realized gains on investments	131	—
Realized losses on investments	(140)	—

Total investment income, net	$953	$2,370

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
     We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K .
Overview
     We are a specialty biopharmaceutical company focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader specialty markets.
     We are currently developing Puricase®, which we refer to as pegloticase, for the control of uric acid in patients with gout whose signs and symptoms are inadequately controlled by conventional urate lowering therapy due to ineffectiveness, dose limiting toxicity, hypersensitivity or other contraindications.
     In 2001, pegloticase received “orphan drug” designation by the U.S. Food and Drug Administration, or FDA, which may allow it to receive orphan drug exclusivity if and when pegloticase is approved. Orphan drug exclusivity may prevent competitive versions of the same drug for the same indication from entering the market for a period of seven years from the time of FDA approval of pegloticase, unless the competitive product is proven to be superior to the original product. In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of pegloticase and announced positive top-line clinical results in December 2007. In February 2008, we observed positive results for additional secondary endpoints in our two replicate Phase 3 studies.
     On April 17, 2008, we met with the FDA to discuss our planned Biologics License Application, or BLA. As a result of the meeting, we now intend to file our BLA with the FDA by the end of the third quarter of 2008 based on the positive results from our Phase 3 clinical studies. We plan to request a priority review by the FDA when we file our BLA. If we are granted a priority review and the FDA adheres to the established action date, we would expect an FDA action letter in the first half of 2009.
     We are conducting an open label extension study enrolling patients who completed the Phase 3 protocols. In the extension study, patients may opt to go on study drug pegloticase every two weeks, or every four weeks, or participate in an observation only arm of the study. We are also conducting a small study in patients at four clinical sites that participated in pegloticase early development studies. These patients have not had pegloticase treatment since completing the Phase 1 or Phase 2 study in which they participated.
     Our strategic plan is to advance the development of pegloticase, launch the product in the United States and Canada and partner the product outside the United States and Canada. We seek to expand our product portfolio by in-licensing compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.
     Currently, we sell and distribute branded and generic versions of oxandrolone, which are used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin® and we distribute our authorized generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc., or Watson. We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories. We plan to continue to distribute the Oxandrin brand product directly through wholesalers.
     The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin. We believe that sales of Oxandrin will continue to decrease, and that, in the near term, shipments will continue to decline.

     Our authorized generic, oxandrolone, is currently competing with third-party generics, as well as with our Oxandrin product. As a generic product, oxandrolone is yielding lower selling prices than our Oxandrin product, and therefore its impact is minimal in offsetting the reduction in Oxandrin revenues. In addition, because our Oxandrin product and our generic oxandrolone products both face competition from other providers of Oxandrin generics, we believe that our partial market share of the Oxandrin and oxandrolone market, together with decreasing selling prices, will continue to lead to lower Oxandrin and oxandrolone revenues. Our authorized generic is directly competing with other low-priced generics and therefore any revenue combined with our branded Oxandrin revenue will still continue to decline.
     We currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of pegloticase.
Results of Operations
     Our revenues were derived primarily from Oxandrin and oxandrolone for the three months ended March 31, 2008 and 2007. Our product revenues and expenses have in the past displayed, and may continue to display, significant variations. These variations may result from a variety of factors, including:
•	the timing and amount of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payor reimbursement policies for our products,

•	increased competition from new or existing products,

•	the timing of the introduction of new products,

•	the timing and amount of expenses relating to our manufacturing activities, and

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights.
     We believe that our product performance will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:
•	maintaining or increasing business with our existing products,

•	expanding into new markets, and

•	commercializing additional products.
     During 2008 and 2009, we expect the expense associated with our regulatory, clinical and commercial development of pegloticase to be the most significant factors affecting our results of operations.
The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended March 31,
	2008		2007
Oxandrin	$179	15.6%	$4,699	73.6%
Oxandrolone (1)	965	84.4%	1,682	26.4%

	$1,144	100.0%	$6,381	100.0%

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007
     Revenues
     Total revenues decreased $5.2 million, or 82% to $1.2 million for the three months ended March 31, 2008, from $6.4 million for the three months ended March 31, 2007. This decrease resulted from lower product sales of Oxandrin and our authorized generic product, oxandrolone, through our distribution agreement with Watson.
     Sales of Oxandrin decreased $4.5 million, or 96%, to $0.2 million for the three months ended March 31, 2008, from $4.7 million for the three months ended March 31, 2007. This decrease was primarily attributable to generic competition to Oxandrin. We expect that sales will continue to decline in future periods, and that the rate of decline will be dependent on various factors, including the pricing of competing generic products and the number of competing products in the marketplace.
     Revenues from oxandrolone, our Oxandrin generic, decreased $0.7 million, or 43%, to $1.0 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. We expect that revenues of oxandrolone will decrease or remain flat in future periods, due to generic competition.
     Cost of goods sold
     Cost of Goods Sold increased $0.7 million to $0.3 million for the three months ended March 31, 2008, from a net credit balance of $0.4 million for the three months ended March 31, 2007. The increase was attributable to a one-time adjustment in the prior period related to a reduction in purchase commitments offset by a decrease in Cost of Goods Sold due to lower product sales.
     Research and development expenses
     Research and development expenses decreased $1.6 million, or 13% to $11.2 million for the three months ended March 31, 2008 from $12.8 million for the three months ended March 31, 2007. The decrease was substantially due to lower clinical trial expenses of $2.2 million and lower manufacturing capacity reservation fees of $3.0 million. Our Phase 3 clinical trials for pegloticase were completed in late 2007 and we did not incur any manufacturing capacity reservation fees during the three months ended March 31, 2008. Partially offsetting the above decreases are current period expenses of $1.4 million related to the technology transfer of active pharmaceutical ingredient, or API, to our secondary source supplier of pegloticase and $0.8 million of manufacturing process validation costs. Additionally, technical consulting expenses related to our BLA filing, which is expected to occur in the third quarter of 2008, were higher by approximately $1.1 million and compensation expenses increased by $0.4 million quarter over quarter due to higher employee headcount.
     Selling, general and administrative expenses
     Selling, general and administrative expenses increased $1.9 million, or 25% to $9.3 million for the three months ended March 31, 2008 from $7.4 million for the three months ended March 31, 2007. The increase is primarily due to litigation costs of $1.2 million and stock-based compensation expense, net of $0.7 million. Partially offsetting these additional costs is a $0.4 million decrease in severance expense as a result of our terminated Oxandrin sales force in 2007.
     Investment income
     Investment income decreased $1.4 million, or 60%, to $1.0 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007. This decrease was primarily attributable to decreased dividend and interest income on lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments. During the fourth quarter of 2007, we shifted a significant portion of our cash and cash equivalents to U.S. Treasury money market funds from higher-yielding enhanced yield money market funds.
     Income tax benefit
     Our income tax benefit decreased $2.2 million, or 64%, to $1.2 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007. The 2008 and 2007 income tax benefit reflects the tax effects of the carryback of our net operating losses to the 2006 tax year to recover 2006 income taxes paid. The decrease in the benefit is a result of a decrease in our annual effective tax rate.
     We will carry back our 2008 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipate receiving an additional refund of approximately $1.2 million in 2009 based on our loss before income taxes for the three months ended March 31, 2008. If we continue to generate operating losses in the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be $5.5 million, when carrying back our 2008 federal net operating losses against 2006 taxable income. Recently we filed a tentative refund claim with the Internal Revenue Service, in which we carried back our 2007 federal net operating loss to recover $8.6 million in 2006 taxes paid. The anticipated refunds are reflected in Recoverable Income Taxes on our consolidated balance sheets as of March 31, 2008 and December 31, 2007. Subsequent to March 31, 2008, we received our $8.6 million refund of our 2006 taxes paid.

Liquidity and Capital Resources
     Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income or loss, working capital requirements and financings, if any. At March 31, 2008, we had $129.1 million in cash, cash equivalents and short and long-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds in order to preserve principal.
Cash Flows for the Three Months Ended March 31, 2008
     Our cash and cash equivalents decreased by $7.7 million in the three months ended March 31, 2008 to $117.2 million.
     Cash used in operating activities was $16.0 million primarily from the net loss from operations.
     Cash provided by investing activities was $6.8 million for the three months ended March 31, 2008 due to redemptions of our investment in the Columbia Strategic Cash portfolio. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations.
     Cash provided by financing activities was $1.5 million for the three months ended March 31, 2008 due to proceeds from the issuance of common stock from the exercise of stock options.
Other Liquidity and Capital Resources
     The impact of generic competition has had and will continue to have a negative impact on our operations and our cash reserves. We have reduced or eliminated expenses primarily related to selling and marketing activities for Oxandrin, none of which in total will offset the decline in revenues. We anticipate that the continued development of pegloticase will require substantial capital and will have a negative impact on our financial resources in 2008 and beyond, until such time that we receive FDA approval, if at all, and are able to successfully launch pegloticase into the marketplace.
     In April 2008, the Company received a refund of 2006 federal income taxes in the amount of $8.6 million, which is shown on our March 31, 2008 and December 31, 2007 consolidated balance sheets as Recoverable Income Taxes, and which was the direct result of carrying back our 2007 net operating loss to the 2006 fiscal year. If we continue to generate net operating losses in the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be $5.5 million, when carrying back our 2008 net operating losses against 2006 taxable income.
     During the three months ended March 31, 2008, the fair market value of our investment in shares of Neuro-Hitech, Inc. common stock decreased to $0.1 million from $1.3 million at December 31, 2007. We believe that the fair market value of this investment will remain similar to its current fair market value for the foreseeable future. We carry a zero cost basis in this security as we recorded an OTT impairment in 2004 for the full amount of the investment.
     We believe that our cash resources as of March 31, 2008, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next 18 months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:
•	The timing of, and the costs involved in, obtaining FDA approval of pegloticase,

•	the cost of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation,

•	the level of sales deterioration as a result of Oxandrin generic competition,

•	our ability to establish and maintain a collaboration arrangement with a strategic partner to commercialize pegloticase outside of the United States,

•	the outcome of pending legal actions and the litigation costs with respect to such actions.
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
     In September 2007, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, which we refer to as the Securities Act. Under this shelf registration statement, we may issue up to $200 million aggregate amount of common stock, preferred stock, debt securities and warrants. We may sell these securities to or through underwriters, to investors or through agents and use the net proceeds for funding related to general corporate purposes including but not limited to: research and development expenses, costs related to clinical trials, supply of our products, general and administrative expenses and for potential acquisition of, or investment in, companies, technologies, products or assets that compliment our business.

Contractual Obligations
     We have a liability for unrecognized tax benefits of $8.9 million as of March 31, 2008. We are unable to reasonably estimate the amount or timing of payments for this liability, if any. There have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, we believe the following accounting policies are the most critical to our reported financial results:
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
     Revenue is realized or realizable and earned when all of the following criteria are met:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed and determinable, and

•	collectibility is reasonably assured.
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

     Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to 12 months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Expiration
Product	(in years)
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg (1) (2)	3 — 4
Delatestryl (3)	5

(1)	In 2006, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a three-year shelf life and thus we modified the product’s label to indicate a three-year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)	In 2007, we determined, based on our review of stability data, that the Oxandrin and oxandrolone 10 mg dosage form demonstrated stability over a four-year shelf life and thus we modified the product’s label to indicate a four-year expiration date. Oxandrolone product with four-year expiration dating was first sold to our customers in August 2007. Oxandrin product with four-year expiration dating has not yet been sold to our customers.

(3)	On January 9, 2006, we completed our sale of Delatestryl to Indevus Pharmaceuticals, Inc. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.
     Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. These reserves are subject to revision from time to time based on our current estimates. Certain specifics regarding these analyses are as follows:
•	Actual return rates — We track actual returns by product and analyze historical return trends. We use these historical trends as part of our overall process of estimating future returns.

•	The level of product manufactured — The level of product produced has an impact on the valuation of that product. For production that exceed anticipated future demand, a valuation adjustment will be required. Generally, this valuation adjustment occurs as an offset to gross inventory. Currently, we have mandated that product with less than 12 months of expiry dating will not be sold into the distribution channel. However, beginning in April of 2008 and continuing for approximately three months, we commenced shipment of a small amount of our 2.5 mg strength Oxandrin with less than 12 months of expiry dating into the distribution channel.

•	Level of product in the distribution channel — We review wholesaler inventory and third-party prescription data to ensure that the level of product in the distribution channel is at a reasonable level. Currently, the level of product in the distribution channel appears reasonable for five-year and three-year expiration product. The five-year expiration product currently has higher levels of inventory in the distribution channel as compared to historical trends.

•	Estimated shelf life — Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the distribution channel has excess dating that will allow the product to be sold through the distribution channel without nearing its expiration date. Currently, we have mandated that product with less than 12 months of expiry dating will not be sold into the distribution channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third-party distributor. However, beginning in April of 2008 and continuing for approximately three months, we commenced shipment of a small amount of our 2.5 mg strength Oxandrin with less than 12 months of expiry dating into the distribution channel. In addition, we entered into a distributor service agreement with one of our large wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better distribution channel inventory management, higher levels of distribution channel transparency, and more consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

•	Current and projected demand — We analyze prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product in the distribution channel and to determine future sales trends.

•	Product launches and new product introductions — For future product launches, we will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

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
     The allowance for product returns was $1.0 million at March 31, 2008 and $0.9 million at December 31, 2007.
     Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balance was $0.9 million at March 31, 2008 and $1.0 million at December 31, 2007.
     Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. The aggregate net inventory valuation reserve was $7.9 million at March 31, 2008 and December 31, 2007.
     Share-Based Compensation. We grant stock options to employees and non-employee directors, which we refer to as Directors, with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on a yearly basis and represent compensation for service performance on the board of directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the three months ended March 31, 2008 we issued 310,000 shares of our common stock upon the exercise of outstanding stock options and received proceeds of $1.4 million. For the three months ended March 31, 2008 and 2007, approximately $1.1 million and $0.7 million, respectively, of stock option compensation cost has been charged against income. As of March 31, 2008, there was $5.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.
     We also grant restricted stock awards to some of our employees and to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the life of the vesting period, which has generally ranged from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the board of directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the grant date fair value of the award, which is the closing market price of our common stock on the date the award was approved, multiplied by the number of shares awarded. During the three months ended March 31, 2008, we issued 96,000 shares of restricted stock at a weighted average grant date fair value of $20.21 amounting to approximately $1.9 million. During the three months ended March 31, 2008 and 2007, approximately $0.8 million and $0.5 million, respectively, of deferred restricted stock compensation cost has been charged against income. At March 31, 2008, approximately 737,000 shares remained unvested and there was approximately $7.7 million of unrecognized compensation cost related to restricted stock.

     We issue restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over one to three years from the date of grant upon the achievement of specific strategic objectives associated with the achievement of pegloticase-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of our common stock on the date the award is approved multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.
     During 2007, we issued a restricted stock to our President and Chief Executive Officer, the vesting of which is contingent upon the price of our common stock achieving a certain pre-established stock price target. Compensation cost is based upon the grant date fair value of the shares awarded and charged against income over the derived service period. Compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived service period is not met by the senior executive. We used a Monte Carlo simulation model to calculate both the grant date fair value and the derived service period of the award. Based on the simulation, the grant date fair value of the award is $8.98 per share and compensation cost is being charged against income ratably over a two-year service derived service period.
     During the three months ended March 31, 2008 and 2007, approximately $0.5 million and $0.1 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance or market conditions. At March 31, 2008, approximately 676,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $4.7 million of additional compensation expense if the performance targets are met or expected to be attained. At March 31, 2008, there was approximately $0.8 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next 11 months.
     Research and development. All research and development costs are expensed as incurred.
     Income taxes. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, in 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in other liabilities on our consolidated balance sheet. This increase in liability resulted in a corresponding increase to accumulated deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.9 million at March 31, 2008 and $8.7 million at December 31, 2007, including accrued penalties and interest.
     Fair Values of Financial Instruments, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The carrying amounts of cash and cash equivalents, notes receivable, accounts receivable and accounts payable approximate fair value. See Note 2 to our consolidated financial statements for further discussion of the fair value of financial instruments.
     Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the three months ended March 31, 2008, we recorded $0.1 million of realized investment losses due to OTT declines in fair value. We did not realize any investment losses due to OTT declines in fair value for the three months ended March 31, 2007.

Accounting Pronouncements Adopted
     In December 2007, the SEC issued SAB No. 110 which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 and which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123(R). In particular, the staff of the SEC indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff of the SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff of the SEC stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff of the SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff of the SEC will continue to accept, under certain circumstances, the use of the simplified method after December 31, 2007. We employed the simplified method for all stock options granted prior to December 31, 2007. We utilize historical experience as the basis for the expected term for all options grated subsequent to December 31, 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. FASB Staff Position, or FSP, No. 157-2, which was effective February 12, 2008, delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and at least annually. The delay is intended to allow the FASB and its constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. We adopted the provisions of SFAS 157 on January 1, 2008. Our adoption of SFAS 157 did not have a material effect on our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of our adoption of SFAS 157.
     In June 2007, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The EITF reached a final consensus that is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Since we currently are not party to any agreements that contain nonrefundable advance payments for goods or services to be used in future research and development activities, EITF Issue No. 07-03 has not had an effect on our financial statements. However, in the future, we may enter into agreements that contain nonrefundable advance payments for goods or services to be used in future research and development activities and will apply the provisions as prescribed by EITF Issue No. 07-03.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS 159 on January 1, 2008. Our adoption of SFAS 159 did not have an effect on our consolidated financial statements since we did not elect the fair value option for any of our existing assets or liabilities.

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
     Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in U.S. Treasury and other money market funds, commercial paper, time deposits and other debt instruments. Our investment income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and other market conditions.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO as appropriate, to allow timely decisions regarding required disclosure.
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
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On December 1, 2006, the FDA denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications, or ANDAs, for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labeling for geriatric dosing of Oxandrin on June 20, 2008. Also on December 1, 2006, the FDA approved the ANDAs previously filed by Sandoz Pharmaceuticals Corp., or Sandoz, for 2.5 mg and 10 mg, and by Upsher-Smith Laboratories, Inc., or Upsher-Smith, for 2.5 mg, dosage forms of generic oral products containing oxandrolone. On December 5, 2006, we filed a petition for reconsideration with the FDA regarding their rejection of our Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. We have not received a decision or other communication regarding this petition for reconsideration to date.
     Following the FDA’s actions, on December 4, 2006 we filed a lawsuit in the U.S. District Court for the District of New Jersey, or the District Court, against Sandoz and Upsher-Smith claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We also filed a motion seeking a temporary restraining order and preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin. The temporary restraining order was granted by the District Court, but the preliminary injunction was denied and we appealed shortly thereafter to the United States Court of Appeals for the Federal Circuit in Washington, D.C., or the Federal Circuit, which issued an order temporarily enjoining all sales of generic oxandrolone tablets by Sandoz and Upsher-Smith until December 28, 2006. Thereafter, we, through our distribution partner, Watson Pharmaceuticals, launched an authorized generic of oxandrolone tablets, USP, CIII, an Oxandrin-brand equivalent product, in both the 2.5 mg and 10 mg dosages, in response to generic competition to Oxandrin from Sandoz and Upsher-Smith. The litigation against Sandoz has been dismissed without prejudice and the litigation with Upsher-Smith is continuing in the District Court and is now in the discovery phase. Upsher-Smith filed counterclaims challenging the validity of our patents and for various anti-trust related issues. We intend to vigorously pursue our claims of infringement and to defend the counterclaims filed by Upsher-Smith.
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
Other Litigation
     On December 20, 2002, a purported shareholder class action was filed against us and three of our former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation in the U.S. District Court for the District of New Jersey, or the District Court. The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint asserted that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and its press release issued on, August 2, 2002. Five nearly identical actions were filed in January and February 2003, in each instance claiming unspecified compensatory damages. In September 2003, the actions were consolidated and co-lead plaintiffs and co-lead counsel were appointed in accordance with the Private Securities Litigation Reform Act. The parties subsequently entered into a stipulation which provided for the lead plaintiff to file an amended consolidated complaint. The plaintiffs filed such amended complaint and we filed a motion to dismiss the action. On August 10, 2005, citing the failure of the amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted our motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On December 13, 2005, we filed a motion to dismiss the second amended complaint. On October 26, 2006, the District Court dismissed, with prejudice, the second amended complaint. The District Court declined to allow plaintiffs to file another amended complaint. The plaintiffs have filed an appeal in the U.S. Court of Appeals for the Third Circuit, which is currently pending. Oral arguments for the appeal have been tentatively scheduled for late June 2008 and a decision on this case is not expected until sometime later in 2008. We intend to contest the appeal vigorously and have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
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
     You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Business
     Our company focuses primarily on the development of a single product, Puricase, which we refer to as pegloticase. If we are unable to complete the development of and commercialize pegloticase, or if we experience significant delays or unanticipated costs in doing so, our ability to generate product revenue and our likelihood of success will be materially harmed.
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
     We have completed the in-life portion of Phase 3 clinical trials for pegloticase. We announced positive top-line results in December 2007 and February 2008, including that the pre-specified primary efficacy endpoint in the Phase 3 clinical trials were met, and that an analysis of secondary endpoints showed statistical significance in the reduction of gout tophi and the number of tender and swollen joints, and other secondary endpoints. We also announced information related to the safety profile for pegloticase, including the incidence of infusion reactions and deaths of patients in the Phase 3 clinical trials. In addition, we announced that eighteen of one hundred and sixty-nine pegloticase treated patients in the Phase 3 clinical trials, or 11%, had an infusion reaction assessed as being either severe or severe and serious, with intensity levels assessed as severe, moderate or mild. Only eleven of these patients were assessed as being serious adverse events by the clinical investigators.
     We also announced in February 2008 that a total of six patient deaths occurred after randomization during the pegloticase Phase 3 clinical trial or following its completion. One patient died after screening and randomization to the placebo arm but died before administration of the first placebo dose. Three patients died during the pegloticase Phase 3 clinical trials and did not complete the study — two patients in the every two-week dosing arm and one patient in the monthly dosing arm. These deaths occurred nine days, three weeks and four weeks, respectively, after last exposure to pegloticase. Two patients died after they completed their participation in the clinical trials, three and four months, respectively, after receiving their final clinical trial infusion. One patient was assigned to a pegloticase treatment arm and the other patient was assigned to the placebo treatment arm. All patients who died had underlying severe, multiple co-morbidities and polypharmacy, with proximate cause of death other than the study drug. In all cases, neither the investigator nor our internal medical monitors attributed death to exposure to pegloticase.
     These announcements are based on preliminary results and reflect our views and opinions regarding the preliminary data. Based on our preliminary results and the outcome of the pre-BLA meeting with the FDA, we will not be required to conduct additional clinical trials in connection with the filing of our BLA, and we do not anticipate the need to conduct additional clinical trials in connection with the approval of our BLA. However, we cannot forecast how the FDA or other regulatory authorities will view or consider the data upon review, or how any of the data set will be translated into label language, if approved. The FDA typically conducts its own analyses from the original data sets and may possibly come to different conclusions than those we reached with respect to the efficacy or safety of pegloticase. Accordingly, there can be no guarantee that the FDA will not require additional testing. Moreover, we may conduct additional clinical trials in support of expanded product labeling, additional indications and additional trials may be required prior to sales of pegloticase in the European Union and other foreign jurisdictions.

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
     Although we may determine to enter certain markets outside of the United States and Canada ourselves, we are seeking to establish a development and commercialization partnership for pegloticase outside the United States and Canada as part of our strategic business plan. To date, however, we have not identified a suitable partner that meets the criteria we are seeking, and we may continue to have difficulty doing so for a number of reasons. In particular, certain companies may not want to partner with us to commercialize pegloticase because it is a biologic and they focus on small molecule products, or in some instances gout therapy is outside their preferred therapeutic area focus. Other companies only wish to partner for global rights, including the United States and Canada, a transaction structure that we do not wish to pursue. Additionally, the licensing and partnering of biopharmaceutical and pharmaceutical products is a competitive area with numerous companies pursuing strategies similar to those that we are pursuing to license and partner products. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. If we are unsuccessful in partnering pegloticase outside the United States and Canada and are unable to fully exploit the commercial opportunity for the product ourselves in these markets, the full potential of pegloticase may not be realized.
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
     The development and commercialization of pharmaceutical products requires substantial funds. In addition, we may require cash to acquire new product candidates and to fully execute on our strategic business plan. In recent periods, we have satisfied our cash requirements primarily through product sales, the divestiture of assets that are not core to our strategic business plan and the monetization of underperforming investments, however, our product sales have decreased to $1.1 million for the three months ended March 31, 2008 from $6.4 million for the three months ended March 31, 2007, and we do not have further non-core assets to divest. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.
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

     We incurred an operating loss from continuing operations for the year ended December 31, 2007 and the first quarter of 2008 and anticipate that we may incur operating losses from continuing operations for the foreseeable future, particularly as a result of decreasing Oxandrin sales, which in the past accounted for a significant portion of our revenues. If we are unable to obtain regulatory approval for or commercialize pegloticase or any other product candidates we may pursue, we may never achieve operating profitability.
     Since 2004, we have incurred substantial operating losses from continuing operations. Our operating losses from continuing operations were $19.6 million for the three months ended March 31, 2008, $69.2 million for the year ended December 31, 2007 and $17.0 million for the year ended December 31, 2006. Our operating losses from continuing operations are the result of the interaction of two factors: increasing operating costs and decreasing revenues. We have and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We have and expect to continue to experience decreasing revenues from sales of Oxandrin and, since its launch in December 2006, our generic Oxandrin brand equivalent product, oxandrolone, on which our continuing operations have been substantially dependent. Sales of Oxandrin and, since December 2006, oxandrolone accounted for 100% of our continuing net product sales. If we do not commercially launch pegloticase, we expect that our revenues will continue to decline significantly, and our results of operations will be materially adversely affected, as the FDA has approved multiple generic versions of oxandrolone since December 2006.
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
     We have considered the demand deterioration of Oxandrin and oxandrolone as part of our estimates into our product return; however, our demand forecasts are based upon management’s best estimates. As of March 31, 2008 and December 31, 2007, our allowance for product returns was $1.0 million and $0.9 million, respectively. Future product returns in excess of our historical reserves could reduce our revenues even further and adversely affect our results of operations.
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
     We rely on a single source supplier, BTG-Israel, for the manufacture of the active pharmaceutical ingredient, or API, of pegloticase, and a single source drug manufacturer, Enzon. Although we have contracted with an additional supplier of pegloticase API, Diosynth RTP, Inc., we do not expect Diosynth to commence its commercial supply to us until mid-2010 at the earliest.
     In addition, the continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel makes it unlikely that we will be able to initiate sources of supply of pegloticase API other than BTG-Israel prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of pegloticase API under our agreement. While we have secured a secondary source of supply of pegloticase API, Diosynth RTP, Inc., the time to conduct a technology transfer to enable Diosynth to scale up and validate its manufacturing processes, or the failure to successfully complete a technology transfer to Diosynth or to validate the manufacturing process in their facility, for pegloticase will be lengthy, and supply of pegloticase API from this secondary source is not expected to commence until mid-2010 at the earliest. An interruption in the supply of pegloticase API from BTG-Israel or raw materials from other third-party suppliers may materially adversely affect our ability to market pegloticase, which would harm our financial results.
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
     A primary trend in the United States healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

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
     After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and three of our former officers were named in a series of similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of Sections 10(b) and 20(a) of the Exchange Act through alleged material misrepresentations and omissions and seek an unspecified award of damages. Following a series of dismissals, the plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit, and an oral argument of the appeal has been scheduled for late June 2008. We intend to contest the appeal vigorously. However, should the appeal prove successful and an adverse decision in this case is ultimately made, we could be adversely affected financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.
Risks Relating to Intellectual Property
     If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.
     We are party to various license agreements and we intend to enter into additional license agreements in the future. For example, we licensed worldwide rights to the technology related to pegloticase and the trademark Puricase from Duke University and Mountain View Pharmaceuticals. Our existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us and we expect that future licenses that we may enter into would impose additional requirements on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.
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
     Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, including the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, promotion and distribution of pharmaceutical products for human use. All of our current and future product candidates, manufacturing processes and facilities require governmental licensing, registration or approval prior to commercial use, and maintenance of those approvals during commercialization. Prescription pharmaceutical products cannot be marketed in the United States until they have been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a new drug application or a BLA are substantial. The approval process applicable to pegloticase and products of the type we may develop usually takes many years from the commencement of human clinical trials and typically requires substantial expenditures. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe, effective and of quality, for the treatment of the target indication. The timing of completion of clinical development activities depends on a number of factors, many of which are outside our control. In addition, we may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals.
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
     Our stock price is volatile. Since January 1, 2006, our common stock had traded as high as $24.91 per share and as low as $3.58 per share. The market price of our common stock may be influenced by many factors, including:
•	the timing of obtaining regulatory approval of pegloticase,

•	announcements of technological innovations or new commercial products by us or our competitors,

•	the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	the level of sales deterioration as a result of Oxandrin generic competition,

•	changes in our earnings estimates and recommendations by securities analysts,

•	period-to-period fluctuations in our financial results, and

•	general economic, industry and market conditions.
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
Dated: May 9, 2008

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