Form 10-Q
period 2008-06-30
SAVIENT PHARMACEUTICALS INC
filed 2008-08-07
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of August 4, 2008 was 54,322,000.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$112,525	$124,865
Short-term investments (including restricted investments)	7,362	17,557
Accounts receivable, net	691	1,490
Notes receivable	—	644
Inventories, net	2,330	2,636
Recoverable income taxes	2,703	8,637
Prepaid expenses and other current assets	2,977	3,105

Total current assets	128,588	158,934

Deferred income taxes, net	3,558	3,558
Property and equipment, net	1,637	1,599
Other assets (including restricted cash and investments)	3,310	3,082

Total assets	$137,093	$167,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,892	$3,758
Deferred revenues	876	1,298
Other current liabilities	21,194	14,128

Total current liabilities	24,962	19,184

Other liabilities	9,043	8,924
Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value 150,000,000 shares authorized; 54,306,000 issued and
outstanding at June 30, 2008 and 53,712,000 shares issued and outstanding at December 31, 2007	543	537
Additional paid in capital	211,579	204,659
Accumulated deficit	(109,195)	(67,445)
Accumulated other comprehensive income	161	1,314

Total stockholders’ equity	103,088	139,065

Total liabilities and stockholders’ equity	$137,093	$167,173

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$315	$3,098	$1,459	$9,479
Other revenues	38	31	82	76

	353	3,129	1,541	9,555
Cost and expenses:
Cost of goods sold	219	645	552	289
Research and development	15,726	11,194	26,887	24,018
Selling, general and administrative	10,450	7,108	19,714	14,529

	26,395	18,947	47,153	38,836

Operating loss	(26,042)	(15,818)	(45,612)	(29,281)
Investment income, net	411	2,300	1,364	4,670
Other expense, net	(162)	(165)	(312)	(331)

Loss before income taxes	(25,793)	(13,683)	(44,560)	(24,942)
Income tax benefit	(1,595)	(4,050)	(2,810)	(7,467)

Net loss	$(24,198)	$(9,633)	$(41,750)	$(17,475)

Loss per common share:
Basic	$(0.45)	$(0.18)	$(0.78)	$(0.33)

Diluted	$(0.45)	$(0.18)	$(0.78)	$(0.33)

Weighted average number of common and common equivalent shares:
Basic	53,542	52,419	53,409	52,209
Diluted	53,542	52,419	53,409	52,209

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock				Accumulated
			Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity

Balance, December 31, 2007	53,712	$537	$204,659	$(67,445)	$1,314	$139,065

Comprehensive loss:
Net loss				(41,750)		(41,750)
Unrealized loss on marketable securities, net					(1,153)	(1,153)

Total comprehensive loss						(42,903)

Restricted stock grants	188	2				2
Amortization of deferred compensation			2,583			2,583
Issuance of common stock	44		522			522
ESPP compensation expense			257			257
Stock option compensation expense			1,823			1,823
Exercise of stock options	362	4	1,735			1,739

Balance, June 30, 2008	54,306	$543	$211,579	$(109,195)	$161	$103,088

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(41,750)	$(17,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223	321
Unrecognized tax benefit liability	148	—
Net realized losses	83	—
Common stock issued as payment for services	—	51
Amortization of deferred compensation related to restricted stock (including performance shares)	2,583	1,415
Stock option and ESPP compensation	2,080	1,631
Changes in:
Accounts receivable, net	799	209
Inventories, net	306	941
Recoverable income taxes	5,934	(7,462)
Prepaid expenses and other current assets	128	2,837
Accounts payable	(864)	288
Income taxes payable	(2)	(2,145)
Other current liabilities	7,066	(1,982)
Deferred revenues	(422)	893

Net cash used in operating activities	(23,688)	(20,478)

Cash flows from investing activities:
Proceeds from sale of Delatestryl	644	644
Purchases of available-for-sale securities (restricted)	(205)	—
Proceeds from sale of available-for-sale securities (restricted)	8,835	—
Proceeds from sales of available-for-sale securities	131	—
Capital expenditures	(261)	(713)
Changes in other long-term assets	(30)	—

Net cash provided by (used in) investing activities	9,114	(69)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,263	2,121
Additional paid in capital excess tax benefit	—	1,962
Changes in other long-term liabilities	(29)	208

Net cash provided by financing activities	2,234	4,291

Effect of exchange rate changes	—	93

Net decrease in cash and cash equivalents	(12,340)	(16,163)

Cash and cash equivalents at beginning of period	124,865	177,293

Cash and cash equivalents at end of period	$112,525	$161,130

Supplementary Information
Other information:
Income tax paid	$44	$62
Interest paid	$16	$49

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

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

Level 2: Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset. Level 2 inputs include the following:

  Quoted prices for similar assets in active markets,

  Quoted prices for identical or similar assets in non-active markets,

  Inputs other than quoted market prices that are observable, and

  Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

     The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents (1)	$112,525	$—	$—	$112,525
Short-term investments (available-for-sale) (2)	102	—	—	102
Restricted investments — short-term (available-for-sale) (3)	—	7,260	—	7,260
Total cash and cash equivalents and short-term investments	112,627	7,260	—	119,887
Restricted cash (1)	1,280	—	—	1,280
Restricted investments — long-term (available-for-sale) (3)	—	2,000	—	2,000
Total long-term investments	1,280	2,000	—	3,280

Total assets measured at fair value on a recurring basis	$113,907	$9,260	$—	$123,167

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)	Short-term investments at June 30, 2008 are comprised of the Company’s investments in common shares of Neuro-Hitech Pharmaceuticals, Inc. and Antares Pharma, Inc. The fair values of these investments are obtained from quoted prices in active markets.

(3)	The Company’s restricted investment consists of its investment in the Columbia Strategic Cash Portfolio (“the portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, thereby restricting the Company’s potential to invest in and withdraw from the portfolio. At June 30, 2008, approximately $10.3 million, or 52%, of the Company’s original $20.0 million investment has been redeemed and re-invested in cash and cash equivalents. Additional redemptions of $6.0 million are expected by the end of 2008. The remaining balance is expected to be redeemed in 2009. At June 30, 2008, the fair market value of restricted securities was $9.3 million, $7.3 million of which is reflected in the Company’s consolidated balance sheet as a component of restricted short-term investments and $2.0 million of which is reflected in the Company’s consolidated balance sheet as a component of restricted long-term other assets. At December 31, 2007, the fair market value of the Company’s investment in the portfolio was $18.0 million, $16.2 million of which is reflected in the Company’s consolidated balance sheet as restricted short-term investments and $1.8 million of which is reflected as restricted long-term other assets. The fair value of the securities held within the portfolio are independently priced by third-party pricing services that also provide valuations of other Columbia funds. The portfolio’s valuation process is covered by Columbia’s Mutual Fund Valuation Committee and its Valuation Group and is subject to various reviews on a daily, monthly and ad hoc basis. Pricing feeds are provided primarily from one of three vendors (IDC, Bloomberg, or Reuters).

The carrying amounts of notes receivable, accounts receivable, and accounts payable approximate fair value.

Other-than-temporary impairments

     The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the six months ended June 30, 2008 the Company recorded $0.1 million of realized investment losses due to OTT declines in fair value. The Company did not realize any investment losses due to OTT declines in fair value for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2007.

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

     Net unrealized losses included in accumulated other comprehensive income at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Net unrealized losses arising during the period	$(1,236)	$(663)
Reclassification adjustment for net (gains) losses included in earnings	83	(6)
Net unrealized losses included in accumulated other comprehensive income	$(1,153)	$(669)

     There were no securities in a continuous realized loss position for greater than twelve months for the six months ended June 30, 2008 and the year ended December 31, 2007.

Note 4 — Inventories

     Inventories at June 30, 2008 and December 31, 2007 are summarized below:

	June 30,	December 31,
	2008	2007
	(In thousands)
Raw materials	$2,540	$2,875
Work-in-process	440	—
Finished goods	7,129	7,678
Inventory reserves	(7,779)	(7,917)
Total	$2,330	$2,636

     Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was $7.8 million at June 30, 2008 and $7.9 million at December 31, 2007.

Note 5 — Revenue Recognition

     Product sales

     Product sales for the Company’s branded version of oxandrolone, marketed under the name Oxandrin® are generally recognized when title has transferred to the Company’s customers in accordance with the terms of the sale. Since 2006, the Company has shipped its authorized generic version of oxandrolone in the United States to its distributor and has accounted for these shipments on a consignment basis until the product is sold into the retail market. The Company has deferred the recognition of revenue related to these generic shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB 104”), and SFAS No. 48, Revenue Recognition When Right of Return Exists. (“SFAS No. 48”) SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

  persuasive evidence of an arrangement exists,

  delivery has occurred or services have been rendered,

  the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

     Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin and its authorized generic version of oxandrolone. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:

  the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand,

  relatively long periods in which a particular product may be returned,

  absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and absence of a large volume of relatively homogeneous transactions.

SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including:

  significant increases in or excess levels of inventory in a distribution channel,

  lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users,

  expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products,

  the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing,

  the newness of a product,

  the introduction of competitors’ products with superior technology or greater expected market acceptance, and other factors that affect market demand and changing trends in that demand for the registrant’s products.

     The Company continually analyzes the impact of generic competition on product returns considering the product at wholesalers and retailers, and demand forecasts. The allowance for product returns was $1.1 million at June 30, 2008 and $0.9 million at December 31, 2007. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

     Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates was $0.7 million at June 30, 2008 and $1.0 million at December 31, 2007. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

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

Note 6 — Research and Development

     The Company has adopted the provisions prescribed in EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus, the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, beginning January 1, 2008, the Company capitalizes nonrefundable advance payments for goods and services to be used in future research and development. As of June 30, 2008 the Company has incurred approximately $0.3 million of nonrefundable advanced payments to its secondary source supplier of pegloticase for analytical methods validation and process development services. The Company has capitalized these costs and will recognize them as expense over the period that the related services are performed, which is estimated to be approximately nine months. These costs are included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheet as of June 30, 2008. All other research and development costs are charged to expense as incurred.

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

     The Company’s basic and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Basic	53,542	52,419	53,409	52,209
Incremental common stock equivalents	—	—	—	—
Diluted	53,542	52,419	53,409	52,209

     At June 30, 2008 and 2007, all in-the-money stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive since the Company reported a net loss for these periods.

Note 8 — Share-Based Compensation

     In 2001, the Company adopted the 2001 Stock Option Plan. The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of ten million shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over two to four-year periods, with unexercised options expiring after the earlier of ten years or shortly after termination of employment. Terminated options are available for reissuance.

     In 2004, the Company adopted the 2004 Incentive Plan, which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Company’s Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 3.1 million shares remain available for future grant at June 30, 2008.

     Total compensation cost that has been charged against income related to the above plans was $2.1 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively.

     The following table summarizes stock-based compensation by expense category for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development	$792	$499	$1,747	$950
Selling, general and administrative	1,320	1,176	2,917	2,096
Total non-cash compensation expense related to share-based
compensation included in operating expenses	$2,112	$1,675	$4,664	$3,046

Stock Options

     The Company grants stock options to employees and non-employee directors (“Directors”) with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on a yearly basis and represent compensation for service performance on the board of directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted average key assumptions used in determining the fair value of options granted for the three and six months ended June 30, 2008 and 2007, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted-average volatility	60%	60%	60%	61%
Weighted-average risk-free interest rate	3.5%	4.7%	2.8%	4.7%
Weighted average expected life in years	7.1	5.4	6.6	6.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value	$15.44	$7.30	$12.56	$8.40

     Historical information is the primary basis for the selection of the expected volatility and expected dividend yield. The expected terms of options granted prior to December 31, 2007 were based upon the simplified method as set forth by SAB No. 107. SAB No. 107 provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123(R) Share-Based Payment. The simplified method estimates the expected term as the midpoint between vesting and the grant contractual life. The expected terms of options granted subsequent to December 31, 2007 are based upon the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

     During the six months ended June 30, 2008, the Company issued 362,000 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1.7 million. For the three months ended June 30, 2008 and 2007, approximately $0.7 million and $0.9 million, respectively, of stock option compensation cost has been charged against income. For the six months ended June 30, 2008 and 2007, approximately $1.8 million and $1.6 million, respectively, of stock option compensation cost has been charged against income. As of June 30, 2008, there was $5.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

     Stock option activity during the six months ended June 30, 2008 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (in yrs)	Options
	(In thousands, except weighted average data)
Outstanding at December 31, 2007	3,016	$7.33	7.17	$47,176
Granted	295	20.88
Exercised	(362)	4.81
Cancelled	—	—
Outstanding at June 30, 2008	2,949	$9.00	7.15	$48,079
Exercisable at June 30, 2008	1,634	$6.18	6.00	$31,243

     The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) during the six months ended June 30, 2008 and 2007 was approximately $6.2 million and $2.4 million, respectively. The closing price per share of the Company’s common stock was $25.30 on June 30, 2008 and $12.42 on June 29, 2007, the last trading days of the respective quarters.

Restricted Stock

     The Company grants restricted stock awards to its employees and to its Directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which generally ranges from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the board of directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the awards grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the six months ended June 30, 2008, the Company issued 119,000 shares of restricted stock at a weighted average grant date fair value of $20.86, amounting to approximately $2.5 million. For the three months ended June 30, 2008 and 2007, approximately $0.9 million and $0.7 million, respectively, of deferred restricted stock compensation cost has been charged against income. For the six months ended June 30, 2008 and 2007, approximately $1.7 million and $1.2 million, respectively, of deferred restricted stock compensation cost has been charged against income. At June 30, 2008, approximately 716,000 shares remained unvested and there was approximately $7.4 million of unrecognized compensation cost related to restricted stock. The total fair value of restricted stock vested during the six months ended June 30, 2008 and 2007 was approximately $2.7 million and $1.9 million, respectively. A summary of the status of the Company’s unvested restricted stock as of December 31, 2007, and changes during the six months ended June 30, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)
Unvested at December 31, 2007	728	$11.54
Granted	119	20.86
Vested	(131)	8.46
Forfeited	—	—
Unvested at June 30, 2008	716	$13.66

Restricted Stock Awards that Contain Performance or Market Conditions

     Performance Conditions

     The Company issues restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over one to three years from the date of grant upon the achievement of specific strategic objectives associated with the achievement of pegloticase-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the date the award is approved multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

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

     For the three months ended June 30, 2008 and 2007, approximately $0.4 million and $0.1 million, respectively, of compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. For the six months ended June 30, 2008 and 2007, approximately $0.9 million and $0.2 million, respectively, of compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. The total fair value of restricted stock containing performance conditions vested during the six months ended June 30, 2008 and 2007 was approximately $1.7 million and $2.2 million, respectively. At June 30, 2008, approximately 676,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $4.5 million of additional compensation expense if the performance targets are met or expected to be attained. At June 30, 2008, there was approximately $0.6 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next eight months. A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2007, and changes during the six months ended June 30, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)
Unvested at December 31, 2007	611	$11.77
Granted	140	20.59
Vested	(75)	12.91
Forfeited	—	—
Unvested at June 30, 2008	676	$13.48

Employee Stock Purchase Plan

     In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. For the three months ended June 30, 2008 and 2007, approximately $0.1 million and $19,000 of compensation expense was charged against income related to participation in the 1998 ESPP. For the six months ended June 30, 2008 and 2007, approximately $0.3 million and $0.1 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 9 — Other Current Liabilities

     The components of Other Current Liabilities for the periods ended June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Salaries and related expenses	$2,184	$3,419
Allowance for returns	1,093	905
Accrued taxes other than income	1,141	1,688
Allowance for rebates	681	1,077
Litigation, legal and professional fee accruals	3,472	1,078
Manufacturing capacity accrual	2,200	—
Pegloticase manufacturing accrual	4,662	1,799
Clinical research expense accrual	2,412	2,824
Other	3,349	1,338
Total	$21,194	$14,128

Note 10 — Other Liabilities

     The components of Other Liabilities for the periods ended June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Unrecognized tax benefit (1)	$8,849	$8,701
Capital leases (2)	194	223

Total	$9,043	$8,924

(1)	See Note 11 to the Financial Statements for further discussion of unrecognized tax benefits resulting from Financial Accounting Standards Board Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from 36 to 60 months and were entered into between 2002 and 2007.

Note 11 — Income Taxes

     The income tax benefit for the three and six months ended June 30, 2008 and 2007 reflects the Company’s current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur.

     The Company’s income tax benefit for the three months ended June 30, 2008 was $1.6 million with an effective tax rate of 6.2% . The income tax benefit for the six months ended June 30, 2008 was $2.8 million, with an effective tax rate of 6.3% . The effective tax rate for the three and six months ended June 30, 2008 are based on the amount of 2006 income taxes available to recover by carrying back 2008 net operating losses. During April 2008, the Company received a refund of $8.6 million, which was the result of carrying back the 2007 net operating loss to recover 2006 taxes paid.

     The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

     As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits which is included in Other Liabilities within the Company’s consolidated balance sheet. This increase in the liability resulted in a corresponding increase to the balance of Accumulated Deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.8 million at June 30, 2008 and $8.7 million at December 31, 2007, including accrued penalties and interest.

     In accordance with FIN 48, paragraph 19, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of Other Expense, net in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. From inception to date, the Company has recorded a liability of approximately $0.8 million and $0.4 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued interest and penalties for unrecognized tax benefits increased by approximately $0.2 million in each of the three-month periods ended June 30, 2008 and 2007.

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

     State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company recently settled its income tax examination for the 2000 through 2003 tax years with the State of New Jersey for $0.1 million. The Company has also settled its income tax audit with the State of New York for the 2001 through 2003 tax years. The Company’s settlement in regards to this audit resulted in a tax payment to the State of New York of less than $0.1 million. The Company previously recorded a reserve related to this audit.

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

     Based upon the uncertainty of the Company’s business, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at June 30, 2008 and December 31, 2007, the Company's valuation allowance against its deferred income tax assets was $41.0 million.

Note 12 — Commitments and Contingencies

     Savient’s administrative offices are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. The lease provides Savient with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at June 30, 2008 and December 31, 2007. Currently, the Company subleases approximately 7,090 square feet at a base average annual rental of $0.2 million.

     At June 30, 2008, the Company had employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.2 million plus other normal customary fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

     On December 4, 2006, the Company filed a lawsuit in the District Court against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) claiming that their generic oxandrolone products infringe the Company’s patents related to various methods of using Oxandrin. The Company was unsuccessful in obtaining a preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin, and the patent infringement litigation against Sandoz was subsequently dismissed without prejudice. The litigation with Upsher-Smith, including their counterclaims challenging the validity of the Company’s patents and for various anti-trust related issues, had been continuing in the District Court and was scheduled to complete the first phases of discovery on August 29, 2008. Subsequent to June 30, 2008, the Company and Upsher-Smith consummated a settlement of this litigation resulting in a dismissal of all claims and counterclaims with prejudice, a payment by the Company to Upsher-Smith and the exchange of mutual releases.

     On June 26, 2006, a complaint was filed against the Company by a former executive asserting that he was wrongfully terminated. The former executive claimed that his responsibilities were significantly diminished while being employed by the Company, which permitted him to invoke the “termination for good reason” clause of his employment agreement with the Company. The Company has disputed the “good cause” assertions claimed by the former executive but interpreted and accepted his resignation as a voluntary resignation. Subsequent to June 30, 2008, the Company reached an agreement in principle with the former executive to settle this litigation for a cash payment in exchange for a complete release by the former executive of all claims against the Company, including any claims for reimbursement of his attorney’s fees. The Company and attorneys for the former executive are in the process of concluding this settlement.

     The Company recorded accruals for loss contingencies totaling approximately $1.0 million at June 30, 2008 relating to the Upsher-Smith litigation and the complaint filed by the Company’s former executive.

     On December 20, 2002, a purported shareholder class action was filed against the Company and three of its former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation in the U.S. District Court for the District of New Jersey, (the “District Court”). The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased the Company’s shares between April 19, 1999 and August 2, 2002. The complaint, which was subsequently amended and consolidated, asserted that certain of the Company’s financial statements were materially false and misleading because the Company restated its earnings and financial statements for the years ended 1999, 2000 and 2001, as described in the Company’s Current Report on Form 8-K dated, and its press release issued on, August 2, 2002. On August 10, 2005, citing the failure of the plaintiffs’ amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the District Court granted the Company’s motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company and its former officers. On October 26, 2006, the District Court granted the Company’s motion to dismiss the second amended complaint, with prejudice, and declined to allow plaintiffs to file another amended complaint. The plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit, and oral arguments for the appeal were heard on June 24, 2008. On July 2, 2008, the Third Circuit affirmed the order of dismissal, with prejudice, as entered by the District Court. The matter was previously referred to the Company’s directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

     On September 4, 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between the Company and Berger, which Berger alleges were breached. Berger sought, among other things, damages and recession of the assignment of the inventions. On March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and recession of the invention assignments. On March 7, 2008, the Court granted the Company’s motion to limit discovery to liability issues for a period of one hundred and fifty (150) days, currently scheduled to conclude on August 6, 2008, in contemplation of the Company bringing a motion for summary judgment at the conclusion of that period. The Company intends to vigorously defend against this lawsuit.

     On December 5, 2006, the Company also filed a petition for reconsideration with the FDA regarding the rejection of its Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information to date. Subsequent to June 30, 2008, having not received a decision or other communication regarding this petition for reconsideration, the Company withdrew its petition for reconsideration.

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

     During the six months ended June 30, 2008, one of the Company’s customers requested a $0.9 million reimbursement for Oxandrin returned goods that were not in compliance with the Company’s returned goods policy. The Company is in the process of contesting this matter.

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

     The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2008, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 13 — Segment Information

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

Note 14 — Investment Income, Net

     The components of investment income, net for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest and dividend income	$485	$2,300	$1,447	$4,670
Realized gains on investments	—	—	131	—
Realized losses on investments	(74)	—	(214)	—
Total investment income, net	$411	$2,300	$1,364	$4,670

Note 15 — Subsequent Events

     In July 2008, the Company entered into an amendment to the manufacturing agreement with its third-party manufacturer for pegloticase, which required the Company to change its cost estimates pursuant to the agreement. The Company incurred a $2.2 million charge related to the change in estimate for the reservation of manufacturing capacity for potential future orders of pegloticase. The full cost of this fee was recorded as research and development expense for the three and six months ended June 30, 2008. Additionally, the Company agreed as part of the amended agreement to fund the purchase of certain dedicated capital equipment to increase the capacity of the pegloticase manufacturing process. The cost for this equipment is expected to be approximately $0.9 million with half due upon initiation of the work to manufacture the equipment. The Company has recorded a $0.5 million charge to research and development expense for this obligation as of June 30, 2008, as this equipment does not have alternative future use other than for pegloticase production.

     In July 2008, the Company and Upsher-Smith consummated a settlement of the ongoing litigation between the two parties as described in Note 12 to the Company’s consolidated financial statements. The Company has recorded a loss contingency accrual related to this matter for the three and six months ended June 30, 2008.

     In July 2008, the Company reached an agreement in principle to settle an ongoing litigation filed in 2006 by a former executive of Savient. The Company and attorneys for the former executive are in the process of concluding this settlement. The Company recorded a loss contingency accrual related to this matter for the three and six months ended June 30, 2008. This matter is described more fully in Note 12 to the Company’s consolidated financial statements.

     The Company recorded accruals for loss contingencies totaling approximately $1.0 million at June 30, 2008 relating to the Upsher-Smith litigation and the complaint filed by the Company’s former executive. The Upsher-Smith litigation was settled in July 2008 via an executed settlement agreement.

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

     In 2001, pegloticase received “orphan drug” designation by the U.S. Food and Drug Administration, or FDA, which may allow it to receive orphan drug exclusivity if and when pegloticase is approved. Orphan drug exclusivity may prevent competitive versions of the same drug for the same indication from entering the market for a period of seven years from the time of FDA approval of pegloticase, unless the competitive product is proven to be superior to the original product. In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of pegloticase and reported our positive top-line clinical results in December 2007. In February 2008, we reported on additional positive results for additional secondary endpoints in our two replicate Phase 3 studies.

     On April 17, 2008, we met with the FDA to discuss our planned Biologics License Application, or BLA. As a result of the meeting, we now plan to file our BLA with the FDA on or around the end of October 2008 based on the positive results from our Phase 3 clinical studies. We plan to request a priority review by the FDA when we file our BLA. If we are granted a priority review and the FDA adheres to the established action date, we would expect an FDA action letter in the first half of 2009.

     We are conducting an open label extension study enrolling patients who completed the Phase 3 protocols. In the open label extension study, patients may opt to go on study drug pegloticase every two weeks, or every four weeks, or participate in an observation only arm of the study. We are also conducting a small study, which we refer to as the re-exposure study, in patients at four clinical sites that participated in pegloticase early development studies. These patients have not had pegloticase treatment since completing the Phase 1 or Phase 2 study in which they participated.

     Our strategic plan is to advance the development of pegloticase, launch the product in the United States and seek a strategic partner outside of North America. We seek to expand our product portfolio by in-licensing compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.

     Currently, we sell and distribute branded and generic versions of oxandrolone, which are used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin® and we distribute our authorized generic version of oxandrolone through an agreement with Watson Pharmaceuticals, Inc., or Watson. We launched oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories. We distribute the Oxandrin brand product directly through wholesalers.

     The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin and our generic oxandrolone product. We believe that revenues from Oxandrin and our generic oxandrolone product will continue to decrease and shipments will continue to decline.

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

Results of Operations

     Our revenues were derived from Oxandrin and oxandrolone for the three and six months ended June 30, 2008 and 2007. Our revenues and expenses have in the past displayed, and may continue to display, significant variations. These variations may result from a variety of factors, including:

  the timing and amount of product sales,

  changing demand for our products,

  our inability to provide adequate supply for our products,

  changes in wholesaler buying patterns,

  returns of expired product,

  changes in government or private payor reimbursement policies for our products,

  increased competition from new or existing products,

  the timing of the introduction of new products,

  the timing and amount of expenses relating to our manufacturing activities, and the extent and timing of costs of obtaining, enforcing and defending intellectual property rights.

     We believe that our product performance will vary from period to period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

  maintaining or increasing business with our existing products,

  expanding into new markets, and

  commercializing additional products.

     During 2008, we expect the expense associated with our regulatory, clinical and commercial development of pegloticase to be the most significant factors affecting our results of operations.

     The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
Oxandrin	$(390)	-123.8%	$1,485	47.9%	$(211)	-14.5%	$6,185	65.2%
Oxandrolone	705	223.8%	1,613	52.1%	1,670	114.5%	3,294	34.8%
	$315	100.0%	$3,098	100.0%	$1,459	100.0%	$9,479	100.0%

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

     Revenues

     Total revenues decreased $2.7 million, or 89% to $0.4 million for the three months ended June 30, 2008, from $3.1 million for the three months ended June 30, 2007. This decrease resulted from lower product sales of Oxandrin and our authorized generic product, oxandrolone, through our distribution agreement with Watson. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods, and that the rate of decline will be dependent on various factors, including the pricing of competing generic products and the number of competing products in the marketplace.

     Net sales of Oxandrin were a negative $0.4 million for the three months ended June 30, 2008 compared with $1.5 million of net sales for the three months ended June 30, 2007. The negative net sales for the three months ended June 30, 2008 was the result of an increase in our allowance for product returns due to an increase in our actual historical rates of return, which exceeded net sales for the quarter.

     Revenues from oxandrolone, our Oxandrin generic, decreased $0.9 million, or 56%, to $0.7 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. This decrease was primarily attributable to increased competitors in the generic oxandrolone marketplace.

     Cost of goods sold

     Cost of goods sold decreased $0.4 million, or 66%, to $0.2 million for the three months ended June 30, 2008, from $0.6 million for the three months ended June 30, 2007, due to lower product sales.

     Research and development expenses

     Research and development expenses increased $4.5 million, or 40% to $15.7 million for the three months ended June 30, 2008 from $11.2 million for the three months ended June 30, 2007. The increase is primarily due to $4.1 million in development expense for our secondary source supplier of pegloticase active pharmaceutical ingredient, or API, a $1.2 million increase due to the reservation of manufacturing capacity for potential future orders of pegloticase, higher legal and consulting costs of approximately $0.8 million associated with the preparation of our BLA filing and an increase in compensation expenses and share-based compensation expenses of $0.5 million and $0.3 million, respectively, due to new employees to support manufacturing and new share-based stock awards. Partially offsetting the above increases is a decrease in clinical trial costs of $1.2 million as our Phase 3 clinical trials for pegloticase were completed in late 2007 and lower manufacturing process development and validation expenses of approximately $1.3 million, as the majority of this work was completed in the prior year.

     Selling, general and administrative expenses

     Selling, general and administrative expenses increased $3.3 million, or 47% to $10.4 million for the three months ended June 30, 2008 from $7.1 million for the three months ended June 30, 2007. The increase is primarily due to litigation costs of $2.0 million including approximately $1.0 million in loss contingency accruals for the settlement of two legal proceedings, one of which was settled in July 2008 via an executed settlement agreement, higher pre-launch marketing expenses for pegloticase of $0.9 million and an increase in compensation expense of $0.3 million.

     Investment income

     Investment income decreased $1.9 million, or 82%, to $0.4 million for the three months ended June 30, 2008 from $2.3 million for the three months ended June 30, 2007. This decrease is primarily attributable to decreased dividend and interest income on lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments. Additionally, during the fourth quarter of 2007, we shifted a significant portion of our cash and cash equivalents to U.S. Treasury money market funds from higher-yielding enhanced yield money market funds.

     Income tax benefit

     Our income tax benefit decreased $2.5 million, to $1.6 million for the three months ended June 30, 2008 from $4.1 million for the three months ended June 30, 2007. The 2008 and 2007 income tax benefit reflects the tax effects of the carryback of our net operating losses to the 2006 tax year to recover 2006 income taxes paid. The decrease in the benefit is a direct result of having a small residual amount of 2006 income taxes that remain to be recovered by the carryback of 2008 net operating losses.

     We will carry back our 2008 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipate receiving an additional refund of approximately $1.6 million in 2009 based on our loss before income taxes for the three months ended June 30, 2008. If we continue to generate operating losses during the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be approximately $5.5 million, when carrying back our 2008 federal net operating losses against 2006 taxable income. In April 2008, we filed our 2007 federal income tax return with the Internal Revenue Service in which we carried back our 2007 federal net operating loss to recover $8.6 million in 2006 taxes paid. During April 2008, we received the $8.6 million refund of our 2006 federal income taxes paid. The anticipated refunds are reflected in Recoverable Income Taxes on our consolidated balance sheets as of June 30, 2008 and December 31, 2007.

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

     Revenues

     Total revenues decreased $8.1 million, or 84% to $1.5 million for the six months ended June 30, 2008, from $9.6 million for the six months ended June 30, 2007. This decrease resulted from lower product sales of Oxandrin and oxandrolone. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods, and that the rate of decline will be dependent on various factors, including the pricing of competing generic products and the number of competing products in the marketplace.

     Net sales of Oxandrin were a negative $0.2 million for the six months ended June 30, 2008 compared with $6.2 million of net sales for the six months ended June 30, 2007. The decrease is primarily due to lower gross sales of $4.7 million attributable to the continued impact of generic competition. Also contributing to the decreased net sales is a $1.8 million increase in our allowance for product returns due to an increase in our actual historical rate of returns.

     Revenues from oxandrolone, our Oxandrin generic, decreased $1.6 million, or 49%, to $1.7 million for the six months ended June 30, 2008 from $3.3 million for the six months ended June 30, 2007, as a result of increased competitors in the generic oxandrolone marketplace.

     Cost of goods sold

     Cost of Goods Sold increased $0.3 million to $0.6 million for the six months ended June 30, 2008, from $0.3 million for the six months ended June 30, 2007. The increase is attributable to a reversal of an inventory obsolescence reserve of approximately $1.1 million during the six months ended June 30, 2007 as a result of an agreement we entered into with our supplier in 2007, reducing the future purchase commitments for oxandrolone raw material inventory. The impact of the reversal of the inventory obsolescence reserve was partially offset by a decrease in Cost of Goods Sold due to lower product sales.

     Research and development expenses

     Research and development expenses increased $2.9 million, or 12% to $26.9 million for the six months ended June 30, 2008, from $24.0 million for the six months ended June 30, 2007. The increase is primarily due to $6.3 million in higher development expenses for our secondary source supplier of pegloticase API, an increase in consulting costs of approximately $1.9 million associated with the preparation of our BLA filing, and an increase in compensation expenses and share-based compensation expenses of $0.9 million and $0.8 million, respectively, due to additional personnel and new share-based stock awards. Partially offsetting the above increases was a decrease in clinical trial costs of $3.4 million as our Phase 3 clinical trials for pegloticase were completed in late 2007, a decrease in manufacturing process development and validation expenses of approximately $2.4 million, as the majority of this work was completed in the prior year and lower fees of $1.8 million relating to the reservation of manufacturing capacity for future potential orders of pegloticase.

     Selling, general and administrative expenses

     Selling, general and administrative expenses increased $5.2 million, or 36%, to $19.7 million for the six months ended June 30, 2008, from $14.5 million for the six months ended June 30, 2007. The increase is primarily due to litigation costs of $3.3 million including approximately $1.0 million in loss contingency accruals for the settlement of two legal proceedings, one of which was settled in July 2008 via an executed settlement agreement, higher share-based stock compensation expenses of $0.8 million due to an increase in share-based awards and an increase in pre-launch marketing costs relating to pegloticase of $1.0 million as we prepare for the potential commercial launch of the product.

     Investment income

     Investment income decreased $3.3 million, or 71%, to $1.4 million for the six months ended June 30, 2008, from $4.7 million for the six months ended June 30, 2007. This decrease was primarily attributable to decreased dividend and interest income on lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments. Additionally, during the fourth quarter of 2007, we shifted a significant portion of our cash and cash equivalents to U.S. Treasury money market funds from higher-yielding enhanced yield money market funds.

     Income tax benefit

     Our income tax benefit decreased $4.7 million, or 62%, to $2.8 million for the six months ended June 30, 2008, from $7.5 million for the six months ended June 30, 2007. The 2008 and 2007 income tax benefit reflects the tax effects of the carryback of our net operating losses to the 2006 tax year to recover 2006 income taxes paid. The decrease in the benefit is a direct result of having a small residual amount of 2006 income taxes that remain to be recovered by the carryback of 2008 net operating losses.

     We will carry back our 2008 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipate receiving an additional refund of approximately $2.7 million in 2009 based on our loss before income taxes for the six months ended June 30, 2008. If we continue to generate operating losses during the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be approximately $5.5 million, when carrying back our 2008 federal net operating losses against 2006 taxable income. In April 2008, we filed our 2007 federal income tax return with the Internal Revenue Service in which we carried back our 2007 federal net operating loss to recover $8.6 million in 2006 taxes paid. During April 2008, we received the $8.6 million refund of our 2006 federal income taxes paid. The anticipated refunds are reflected in Recoverable Income Taxes on our consolidated balance sheets as of June 30, 2008 and December 31, 2007.

Liquidity and Capital Resources

     Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income or loss, working capital requirements and financings, if any. At June 30, 2008, we had $121.9 million in cash, cash equivalents and short and long-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds in order to preserve principal.

Cash Flows for the Six Months Ended June 30, 2008

     Our cash and cash equivalents decreased by $12.3 million during the six months ended June 30, 2008 to $112.5 million.

     Cash used in operating activities was $23.7 million primarily from the net loss from operations.

     Cash provided by investing activities was $9.1 million for the six months ended June 30, 2008 due to redemptions of our investment in the Columbia Strategic Cash portfolio. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations.

     Cash provided by financing activities was $2.2 million for the six months ended June 30, 2008 due to proceeds from the issuance of common stock from the exercise of stock options.

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

     In April 2008, the Company received a refund of 2006 federal income taxes in the amount of $8.6 million, which is shown on our June 30, 2008 and December 31, 2007 consolidated balance sheets as Recoverable Income Taxes, and which was the direct result of carrying back our 2007 net operating loss to the 2006 fiscal year. If we continue to generate net operating losses in the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be $5.5 million, when carrying back our 2008 net operating losses against 2006 taxable income.

     During the six months ended June 30, 2008, the fair market value of our investment in shares of Neuro-Hitech, Inc. common stock decreased to $0.1 million from $1.3 million at December 31, 2007. We believe that the fair market value of this investment will remain similar to its current fair market value for the foreseeable future. We carry a zero cost basis in this security as we recorded an OTT impairment in 2004 for the full amount of the investment.

     We believe that our cash resources as of June 30, 2008, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next eighteen months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

  The timing of, and the costs involved in, obtaining FDA approval of pegloticase,

  the cost of commercialization activities, including product marketing, manufacturing, sales and distribution,

  the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation,

  the level of sales deterioration as a result of Oxandrin generic competition,

  our ability to establish and maintain a collaboration arrangement with a strategic partner to commercialize pegloticase outside of the United States,

  the outcome of pending legal actions and the litigation costs with respect to such actions.

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

     Subsequent Events

     In July 2008, we entered into an amendment to the manufacturing agreement with our third-party manufacturer for pegloticase, which required us to change our cost estimates pursuant to the agreement. We incurred a $2.2 million charge related to the change in estimate for the reservation of manufacturing capacity for potential future orders of pegloticase. The full cost of this fee was recorded as research and development expense during the three and six months ended June 30, 2008. Additionally, we agreed as part of the amended agreement to fund the purchase of certain dedicated capital equipment to increase the capacity of the pegloticase manufacturing process. The cost for this equipment is expected to be approximately $0.9 million with half due upon initiation of the work to manufacture the equipment. We have recorded a $0.5 million charge to research and development expense for this obligation as of June 30, 2008, as this equipment does not have alternative future use other than for pegloticase production.

     In July 2008, we consummated a settlement of the ongoing litigation with Upsher-Smith, which is described more fully in Note 12 to our consolidated financial statements. We have recorded a loss contingency accrual related to this matter for the six months ended June 30, 2008.

     In July 2008, we reached an agreement in principle to settle an ongoing litigation filed in 2006 by a former executive of Savient. We are working with the attorneys for the former executive and are in the process of concluding this settlement. We recorded a loss contingency accrual related to this matter in the three and six months ended June 30, 2008.

     We recorded accruals for loss contingencies totaling approximately $1.0 million at June 30, 2008 relating to the Upsher-Smith litigation and the complaint filed by our former executive. The Upsher-Smith litigation was settled in July 2008 via an executed settlement agreement.

Contractual Obligations

     In additional to our contractual obligation set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, the following table reflects a summary of material contractual obligation we have incurred during the six months ended June 30, 2008.

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	One Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Purchase commitment obligations (1)

Diosynth RTP Inc. (a)	10,129	9,533	596	—	—
BTG (b)	3,120	3,120	—	—	—
Total	$13,249	$12,653	$596	$—	$—

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted.

	a)	During 2007, we reached an agreement with Diosynth RTP Inc., or Diosynth, to serve as our secondary source supplier of API for pegloticase and have initiated the transfer of technology to Diosynth with the cooperation of our primary source supplier, BTG. We do not expect Diosynth to commence its commercial supply of API to us prior to mid 2010. Pursuant to our agreement with Diosynth, we have incurred purchase obligations related to the manufacturing and supply process.

	b)	In July 2008, we executed an amendment to our existing manufacturing and supply arrangement with BTG. Pursuant to the amendment, we have adjusted our contractual obligations to BTG and have agreed to purchase obligations related to the manufacturing and supply process. Also pursuant to amendments we have agreed to remit to BTG nonrefundable fees for the reservation of manufacturing capacity associated with potential future orders of pegloticase. These capacity reservation fees are expensed as incurred as research and development expenses. The additional reservation fees have amounted to $2.2 million at June 30, 2008. These reservation fees may be applied to potential future orders for pegloticase. We have further agreed to fund capital expenditures for the purchase of certain dedicated capital equipment to increase the capacity of the pegloticase manufacturing process at BTG. We expect the costs for these capital expenditures will be approximately $0.9 million

     We have a liability for unrecognized tax benefits of $8.8 million as of June 30, 2008. We are unable to reasonably estimate the amount or timing of payments for this liability, if any.

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

     Revenue is realized or realizable and earned when all of the following criteria are met:

  persuasive evidence of an arrangement exists,

  delivery has occurred or services have been rendered,

  the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

  the susceptibility of the product to significant external factors, such as technological obsolescence or changes in demand,

  relatively long periods in which a particular product may be returned,

  absence of historical experience with similar types of sales of similar products, or inability to apply such experience because of changing circumstances, for example, changes in the selling enterprise’s marketing policies or relationships with its customers, and absence of a large volume of relatively homogeneous transactions.

     SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including:

  significant increases in or excess levels of inventory in a distribution channel,

  lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users,

  expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products,

  the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing,

  the newness of a product,

  the introduction of competitors’ products with superior technology or greater expected market acceptance, and other factors that affect market demand and changing trends in that demand for the registrant’s products.

     The allowance for product returns was $1.1 million at June 30, 2008 and $0.9 million at December 31, 2007.

     Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balance was $0.7 million at June 30, 2008 and $1.0 million at December 31, 2007.

     Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. The aggregate net inventory valuation reserve was $7.8 million at June 30, 2008 and $7.9 at December 31, 2007.

     Share-Based Compensation. We grant stock options to employees and non-employee directors, which we refer to as Directors, with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on a yearly basis and represent compensation for service performance on the board of directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and the vesting period. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the six months ended June 30, 2008 we issued 362,000 shares of our common stock upon the exercise of outstanding stock options and received proceeds of $1.7 million. For the three months ended June 30, 2008 and 2007, approximately $0.7 million and $0.9 million, respectively, of stock option compensation cost has been charged against income. For the six months ended June 30, 2008 and 2007, approximately $1.8 million and $1.6 million, respectively, of stock option compensation cost has been charged against income. As of June 30, 2008, there was $5.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.

     We also grant restricted stock awards to some of our employees and to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which generally ranges from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the board of directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded. During the six months ended June 30, 2008, we issued 119,000 shares of restricted stock at a weighted average grant date fair value of $20.86 amounting to approximately $2.5 million. For the three months ended June 30, 2008 and 2007, approximately $0.9 million and $0.7 million, respectively, of deferred restricted stock compensation cost has been charged against income. For the six months ended June 30, 2008 and 2007, approximately $1.7 million and $1.2 million, respectively, of deferred restricted stock compensation cost has been charged against income. At June 30, 2008, approximately 716,000 shares remained unvested and there was approximately $7.4 million of unrecognized compensation cost related to restricted stock.

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

     During 2007, we issued a restricted stock award to our President and Chief Executive Officer, the vesting of which is contingent upon the price of our common stock achieving a certain pre-established stock price target. Compensation cost is based upon the grant date fair value of the shares awarded and charged against income over the derived service period. Compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived service period is not met by the senior executive. We used a Monte Carlo simulation model to calculate both the grant date fair value and the derived service period of the award. Based on the simulation, the grant date fair value of the award is $8.98 per share and compensation cost is being charged against income ratably over a two-year service derived service period.

     For the three months ended June 30, 2008 and 2007, approximately $0.4 million and $0.1 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance or market conditions. For the six months ended June 30, 2008 and 2007, approximately $0.9 million and $0.2 million, respectively, of stock option compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. At June 30, 2008, approximately 676,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $4.5 million of additional compensation expense if the performance targets are met or expected to be attained. At June 30, 2008, there was approximately $0.6 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next eight months.

     Research and development. We have adopted the provisions prescribed in EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed, as a consensus, the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, beginning January 1, 2008 we capitalize nonrefundable advance payments for goods and services to be used in future research and development. As of June 30, 2008, we have recorded $0.3 million in prepaid development costs relating to nonrefundable advance payments. All other research and development costs are charged to expense as incurred.

     Income taxes. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, in 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheet. This increase in liability resulted in a corresponding increase to accumulated deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $8.8 million at June 30, 2008 and $8.7 million at December 31, 2007, including accrued penalties and interest.

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

     Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the six months ended June 30, 2008, we recorded $0.1 million of realized investment losses due to OTT declines in fair value. We did not realize any investment losses due to OTT declines in fair value for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2007.

New Accounting Pronouncements

     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective sixty days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that SFAS No. 162 will have no effect on our financial statements.

Accounting Pronouncements Adopted

     In December 2007, the SEC issued SAB No. 110 which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 and which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the staff of the SEC indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff of the SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff of the SEC stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff of the SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff of the SEC will continue to accept, under certain circumstances, the use of the simplified method after December 31, 2007. We employed the simplified method for all stock options granted prior to December 31, 2007. We utilize historical experience as the basis for the expected term for all options granted subsequent to December 31, 2007.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. FASB Staff Position, or FSP, No. 157-2, which was effective February 12, 2008, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and at least annually. The delay is intended to allow the FASB and its constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. We adopted the provisions of SFAS No. 157 on January 1, 2008. Our adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of our adoption of SFAS No. 157.

     In June 2007, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus the tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The EITF reached a final consensus that is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We have incurred approximately $0.3 million of nonrefundable advanced payments during the six months ended June 30, 2008. These costs are described more fully in our critical accounting policies above and Note 6 to our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008. Our adoption of SFAS No. 159 did not have an effect on our consolidated financial statements since we did not elect the fair value option for any of our existing assets or liabilities.

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

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Settlements

     On December 1, 2006, the FDA approved the ANDAs previously filed by Sandoz Pharmaceuticals Corp., or Sandoz, and by Upsher-Smith Laboratories, Inc., or Upsher-Smith, for their dosage forms of generic oral products containing oxandrolone. On December 4, 2006, we filed a lawsuit in the District Court against Sandoz and Upsher-Smith claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. We were unsuccessful in obtaining a preliminary injunction to restrain Sandoz and Upsher-Smith from marketing and selling their generic formulations of Oxandrin, and the patent infringement litigation against Sandoz was subsequently dismissed without prejudice. The litigation with Upsher-Smith, including their counterclaims challenging the validity of our patents and for various anti-trust related issues, had been continuing in the District Court and was scheduled to complete the first phases of discovery on August 29, 2008. Subsequent to June 30, 2008, we consummated a settlement of this litigation with Upsher-Smith resulting in a dismissal of all claims and counterclaims, with prejudice, the payment by us to Upsher-Smith and the exchange of mutual releases.

     On June 26, 2006, a complaint was filed against us by a former executive asserting that he was wrongfully terminated. The former executive claimed that his responsibilities were significantly diminished while being employed by us, which permitted him to invoke the “termination for good reason” clause of his employment agreement with us. We have disputed the “good cause” assertions claimed by the former executive but interpreted and accepted his resignation as a voluntary resignation. Subsequent to June 30, 2008, we reached an agreement in principle with the former executive to settle this litigation for a cash payment in exchange for a complete release by the former executive of all claims against us, including any claims for reimbursement of his attorney’s fees. We are working with attorneys for the former executive are in the process of concluding this settlement.

     We recorded accruals for loss contingencies totaling approximately $1.0 million at June 30, 2008 relating to the Upsher-Smith litigation and the complaint filed by our former executive.

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

     On December 1, 2006, the FDA denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications, or ANDAs, for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labeling for geriatric dosing of Oxandrin on June 20, 2008. On December 5, 2006, we filed a petition for reconsideration with the FDA regarding their rejection of our Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. Subsequent to June 30, 2008, having not received a decision or other communication regarding this petition for reconsideration, we withdrew our petition for reconsideration.

     On September 4, 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. Effective March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and rescission of the invention assignments. On March 7, 2008, the Court granted our motion to limit discovery to liability issues for a period of one hundred and fifty (150) days, currently scheduled to conclude on August 6, 2008, in contemplation of our bringing a motion for summary judgment at the conclusion of that period. We believe there are strong defenses to Berger’s claims and intend to vigorously defend against this lawsuit.

Other Litigation

     On December 20, 2002, a purported shareholder class action was filed against us and three of our former officers. The action was pending under the caption In re Bio-Technology General Corp. Securities Litigation in the U.S. District Court for the District of New Jersey, or the District Court. The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified compensatory damages. The plaintiff purported to represent a class of shareholders who purchased our shares between April 19, 1999 and August 2, 2002. The complaint, which was subsequently amended and consolidated, asserted that certain of our financial statements were materially false and misleading because we restated our earnings and financial statements for the years ended 1999, 2000 and 2001, as described in our Current Report on Form 8-K dated, and its press release issued on, August 2, 2002. On August 10, 2005, citing the failure of the plaintiffs’ amended complaint to set forth particularized facts that give rise to a strong inference that the defendants acted with the required state of mind, the Court granted our motion to dismiss the action without prejudice and granted plaintiffs leave to file an amended complaint. On October 11, 2005, the plaintiffs filed a second amended complaint, again seeking unspecified compensatory damages, purporting to set forth particularized facts to support their allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by us and our former officers. On October 26, 2006, the District Court granted our motion to dismiss the second amended complaint, with prejudice, and declined to allow plaintiffs to file another amended complaint. The plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit, and oral arguments for the appeal were heard on June 24, 2008. On July 2, 2008, the Third Circuit affirmed the order of dismissal, with prejudice, as entered by the District Court. The matter was previously referred to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

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

     You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

Risks Relating to Our Business

     Our company focuses primarily on the development of a single product, Puricase®, which we refer to as pegloticase. If we are unable to complete the development of and commercialize pegloticase, or if we experience significant delays or unanticipated costs in doing so, our ability to generate product revenue and our likelihood of success will be materially harmed.

     Much of our near term results depend on the commercial launch of pegloticase and its further clinical development for expanded uses. While we announced positive top-line Phase 3 clinical trial results in December 2007, there can be no guarantee that, upon filing our Biologics License Application, or BLA, the Food and Drug Administration, or FDA, will accept our BLA as filed or approve our BLA, or if it will issue a conditional approval. Failure of the FDA to accept, when filed, our BLA filing or failure to receive FDA approval, or the cost and delay associated with a conditional approval, will harm our ability to generate product revenue and our business, possibly materially.

     In addition, our ability to commercialize pegloticase will depend on several factors, including:

  successfully completing the analysis of our Phase 3 clinical trial results,

  successfully completing the analysis of certain data in our Open Label Extension, or OLE, study,

  successfully completing all chemistry manufacturing and controls, or CMC, requirements for inclusion in a BLA,

  successfully preparing and submitting a BLA document,

  successfully manufacturing drug supplies in sufficient quantities,

  successfully completing technology transfer of our manufacturing processes to our secondary source supplier of API for pegloticase and validation of those manufacturing processes in their facilities,

  receiving all necessary marketing approvals from the FDA and similar foreign regulatory authorities in order to market pegloticase,

  receiving all necessary approvals from the FDA and similar foreign regulatory authorities for the use of pegloticase product sourced from our secondary source supplier,

  maintaining, and as appropriate entering into additional, commercial manufacturing arrangements with third-party manufacturers,

  launching commercial sales of the product, whether alone or in collaboration with others,

  acceptance of the product in the medical community and with third-party payers and consumers, and successfully completing future clinical trials.

     There is no guarantee that we will successfully accomplish any or all of the above goals, and our inability to do so may result in significant delays, unanticipated costs or the failure of the clinical development and commercialization of pegloticase or future product candidates, which would have a material adverse effect on our business.

     Pegloticase, and any other product candidate that we may develop in the future, must satisfy rigorous regulated standards of safety and efficacy before it can be approved for sale. To satisfy these standards, we must engage in, analyze and report the results of complicated and lengthy clinical trials, with no certainty that the relevant regulatory authority will agree with our assessment of the data derived from such studies.

     In October 2007 we completed the in-life portion of Phase 3 clinical trials for pegloticase, which had been initiated in May 2006. Since that time we have also been conducting an open label extension study involving patients who completed the Phase 3 protocols. Simultaneously we have been analyzing, on a stand-alone and integrated basis, the complex data derived from both the Phase 3 clinical trials and interim data cuts from the open label extension study in preparation of our BLA to be filed with the FDA.

     We cannot predict how the FDA or other regulatory authorities will view or consider the data we report, or how any of the data set will be translated into label language, if pegloticase is approved. The FDA typically conducts its own analyses from the original data sets and may possibly come to different conclusions than those we reached with respect to the efficacy or safety of pegloticase. Accordingly, there can be no guarantee that the FDA will view the complex data of our BLA submission in the same manner as we do or that it will not require additional testing. Moreover, we may conduct additional clinical trials in support of expanded product labeling or additional indications, and additional trials may be required prior to the approval of pegloticase for sale in the European Union and other foreign jurisdictions.

     We must engage in expensive and lengthy clinical trials and extensive development of manufacturing and quality processes and assessment procedures in order to obtain regulatory approval of pegloticase and any other product candidate.

     Clinical testing is expensive, takes time and effort to design and implement, can take many years to complete and is uncertain as to the outcome. Success in one set of clinical trials does not ensure that later clinical trials will be successful and interim analyses of results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing or analysis of the data, including during the final analysis of the data resulting from our clinical trials. In addition, the development and validation of manufacturing processes and quality control and assurance procedures which demonstrate the reliability and consistency of the drug substance and final drug product used in our clinical trials, and for which we would seek marketing approval, is also subject to the review and approval of regulatory authorities as part of our BLA submission. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize pegloticase or future product candidates, including:

  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site,

  our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials,

  we may encounter difficulty or delays in developing or validating our manufacturing and quality processes and procedures,

  regulators could disagree with our analysis and interpretation of the data resulting from our clinical testing,

  regulators could disagree with our assessment of the reliability of our manufacturing and quality processes to reproduce consistent clinical and commercial materials,

  regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including a finding that subjects are being exposed to an unacceptable health risk or non-compliance with regulatory requirements, the cost of our clinical trials may be greater than we anticipate,

  we may encounter difficulties or delays in obtaining sufficient quantities of clinical products or other materials necessary for the conduct of our clinical trials,

  difficulty in recruiting or retaining qualified clinical trial subjects,

  any regulatory approval we ultimately obtain may be limited or subject to restrictions, and the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

     If we are required to conduct additional clinical trials or other testing of pegloticase or future product candidates or to engage in additional manufacturing or quality process development beyond those that we contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive, if we are unable to successfully complete the development and validation of our manufacturing and quality processes, or if a regulatory authority disagrees with our interpretation of our clinical data or our manufacturing and quality processes, we may:

  be delayed in obtaining marketing approval for our product candidates,

  not be able to obtain marketing approval,

  obtain approval for indications that are not as broad as intended,

  not obtain marketing approval before other companies are able to bring competitive products to market, or be required to conduct post-approval clinical trials or registry studies.

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

     If we are unsuccessful in reaching an agreement with a suitable collaborator or collaborators for the continued development or commercialization, or to establish reliable supply, of pegloticase or any future product candidates we may fail to meet our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish strategic alliances or other alternative arrangements. The terms of any strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

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

     Our strategic business plan includes a licensing initiative to collaborate with a partner for the further development and commercialization of pegloticase outside North America. If we are not successful in our efforts to partner pegloticase, then the full potential of pegloticase may not be realized.

     Although we may determine to enter certain markets outside of North America ourselves, we are seeking to establish a development and commercialization partnership for pegloticase outside North America as part of our strategic business plan. To date, however, we have not identified a suitable partner that meets the criteria we are seeking, and we may continue to have difficulty doing so for a number of reasons. In particular, certain companies may not want to partner with us to commercialize pegloticase because it is a biologic and they focus on small molecule products, or in some instances gout therapy is outside their preferred therapeutic area focus. Certain companies may await greater probability of the approval of pegloticase by regulatory authorities. Other companies only wish to partner for global rights, including North America, a transaction structure that we do not prefer.

Additionally, the licensing and partnering of biopharmaceutical and pharmaceutical products is a competitive area with numerous companies pursuing strategies similar to those that we are pursuing to license and partner products. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. If we are unsuccessful in partnering pegloticase outside North America and are unable to fully exploit the commercial opportunity for the product ourselves in these markets, the full potential of pegloticase may not be realized.

     If we do not successfully recruit and train qualified sales, managed care and marketing personnel and build a marketing and sales infrastructure, our ability to independently launch and market pegloticase will be impaired. We will be required to incur significant costs and devote significant efforts to establish a direct sales force.

     If it receives regulatory approval, we intend to independently launch and market pegloticase in North America. We currently have no distribution capabilities and have limited sales and marketing capabilities. We may not be able to attract, hire and train qualified sales and marketing personnel to build a significant or successful sales force. If we are not successful in our efforts to develop an internal sales force, our ability to independently launch and market pegloticase will be impaired.

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

     The development and commercialization of pharmaceutical products requires substantial funds. In addition, we may require cash to acquire new product candidates and to fully execute on our strategic business plan. In recent periods, we have satisfied our cash requirements primarily through product sales, the divestiture of assets that are not core to our strategic business plan and the monetization of underperforming investments, however, our product sales of Oxandrin® have decreased significantly for the six months ended June 30, 2008 as compared to the same period in 2007, and we do not have further non-core assets to divest. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

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

     We incurred an operating loss from continuing operations for the year ended December 31, 2007 and the first half of 2008 and anticipate that we may incur operating losses from continuing operations for the foreseeable future, particularly as a result of decreasing Oxandrin sales, which in the past accounted for a significant portion of our revenues. If we are unable to obtain regulatory approval for or commercialize pegloticase or any other product candidates we may pursue, we may never achieve operating profitability.

     Since 2004, we have incurred substantial operating losses from continuing operations. Our operating losses from continuing operations were $26.0 million and $45.6 million for the three and six months ended June 30, 2008, respectively, $69.2 million for the year ended December 31, 2007 and $17.0 million for the year ended December 31, 2006. Our operating losses from continuing operations are the result of the interaction of two factors: increasing operating costs and decreasing revenues. We have and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. We have and expect to continue to experience decreasing revenues from sales of Oxandrin and, since its launch in December 2006, our generic Oxandrin brand equivalent product, oxandrolone, on which our continuing operations have been substantially dependent. Sales of Oxandrin and, since December 2006, oxandrolone accounted for 100% of our continuing net product sales. If we do not commercially launch pegloticase, we expect that our revenues will continue to decline significantly, and our results of operations will be materially adversely affected, as the FDA has approved multiple generic versions of oxandrolone since December 2006.

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

     We do not have the ability to independently distribute our generic version of oxandrolone tablets and depend on our distribution partner, Watson Pharmaceuticals, to distribute this product for us. If Watson fails to carry out its contractual obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be harmed.

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

     The manufacture of pegloticase involves a number of technical steps and requires our third-party suppliers and manufacturers to meet stringent quality control and quality assurance specifications imposed by us or by governmental regulatory bodies. Moreover, prior to the approval of our BLA, our third-party manufacturers are subject to preapproval inspection by the FDA and any unsatisfactory results of such preapproval inspections may delay the issuance of the regulatory approvals that are necessary in order to market pegloticase. In the event of a natural disaster, equipment failure, strike, war or other difficulty, our suppliers may be unable to manufacture our products in a manner necessary to fulfill demand. Our inability to fulfill market demand or the inability of our third-party manufacturers to meet our demands will have a direct and adverse impact on our sales and may also permit our licensees and distributors to terminate their agreements.

     Other risks involved with engaging third-party suppliers include:

  reliance on the third-party for regulatory compliance and quality control and assurance,

  the possible breach of the manufacturing agreement by the third-party or the inability of the third-party to meet our production schedules because of factors beyond our control, such as shortages in qualified personnel, and the possibility of termination or non-renewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.

     We rely on a single source supplier, BTG-Israel, for the manufacture of the active pharmaceutical ingredient, or API, of pegloticase, and a single source drug manufacturer, Enzon. Although we have contracted with an additional supplier of pegloticase API, Diosynth RTP, Inc., we do not expect Diosynth to commence its commercial supply to us until mid-2010 at the earliest.

     In addition, the continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel makes it unlikely that we will be able to initiate sources of supply of pegloticase API other than BTG-Israel prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of pegloticase API under our agreement. While we have contracted with Diosynth RTP, Inc. in order to secure a secondary source of supply of pegloticase API, the time to conduct a technology transfer to enable Diosynth to scale up and validate its manufacturing processes, or the failure to successfully complete a technology transfer to Diosynth or to validate the manufacturing process in their facility, for pegloticase will be lengthy, and supply of pegloticase API from this secondary source is not expected to commence until mid-2010 at the earliest. An interruption in the supply of pegloticase API from BTG-Israel or raw materials from other third-party suppliers may materially adversely affect our ability to market pegloticase, which would harm our financial results.

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

     After the restatement of our financial statements for the years ended December 31, 1999, 2000 and 2001 and the first two quarters of 2002, we and three of our former officers were named in a series of similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of Sections 10(b) and 20(a) of the Exchange Act through alleged material misrepresentations and omissions and seek an unspecified award of damages. Following a series of dismissals, the plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit, and oral arguments were heard on June 24, 2008. On July 2, 2008, the Third Circuit affirmed the order of dismissal, with prejudice, as entered by the District Court. However, in the event that a further appeal is taken and prove successful and an adverse decision in this case is ultimately made, we could be adversely affected financially. We have referred these claims to our directors and officers insurance carrier, which has reserved its rights as to coverage with respect to this action.

Risks Relating to Intellectual Property

     If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

     We are party to various license agreements and we intend to enter into additional license agreements in the future. For example, we licensed worldwide rights to the technology related to pegloticase and the trademark for Puricase from Duke University and Mountain View Pharmaceuticals. Our existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us and we expect that future licenses that we may enter into would impose additional requirements on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

     Our patents also may not afford us protection against eighteen competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

     If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

     In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached and we may not have adequate remedies for any such breach and any remedies we may seek may prove costly. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If our confidential information or trade secrets become publicly known, they may lose their value to us.

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

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting our ability to commercialize our products, the timing of such commercialization, and our ongoing research and development activities. The timing of regulatory approvals, if any, is not within our control. Failure to obtain and maintain requisite governmental approvals, or failure to obtain approvals of the scope requested, could delay or preclude us from marketing our products, limit the commercial use of the products and allow competitors time to introduce competing products ahead of product introductions by us. Even after regulatory approval is obtained, use of the products could reveal side effects that, if serious, could result in suspension or modification of the conditions of existing approvals and delays in obtaining approvals in other jurisdictions.

     Failure to comply with applicable regulatory requirements can, among other things, result in significant fines or other sanctions, termination of clinical trials, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions, civil penalties and criminal prosecutions. We or our employees might not be, or might fail to be, in compliance with all potentially applicable federal and state regulations, which could adversely affect our business.

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

     Our stock price is volatile. Since January 1, 2006, our common stock had traded as high as $28.42 per share and as low as $3.58 per share. The market price of our common stock may be influenced by many factors, including:

  the timing of obtaining regulatory approval of pegloticase,

  announcements of technological innovations or new commercial products by us or our competitors,

  the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

  the level of sales deterioration as a result of Oxandrin generic competition,

  changes in our earnings estimates and recommendations by securities analysts,

  period-to-period fluctuations in our financial results, and general economic, industry and market conditions.

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

     Our revenues and expenses have in the past and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

  the amount and timing of product sales,

  changing demand for our products,

  our inability to provide adequate supply for our products,

  changes in wholesaler buying patterns,

  returns of expired product,

  changes in government or private payer reimbursement policies for our products,

  increased competition from new or existing products, including generic products,

  the timing of the introduction of new products,

  the timing and realization of milestone and other payments from licensees,

  the timing and amount of expenses relating to research and development, product development and manufacturing activities,

  the timing and amount of expenses relating to sales and marketing,

  the timing and amount of expenses relating to general and administrative activities,

  the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and any charges related to acquisitions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2008 Annual Meeting of Stockholders on May 13, 2008 at which our stockholders elected all of the director nominees to serve as our directors until 2009 Annual Meeting of Stockholders and until his or her successor is elected and qualified, and ratified the appointment of McGladrey & Pullen, LLP as our independent auditor for the fiscal year ending December 31, 2008.

     The matters acted upon at the 2008 Annual Meeting of Stockholders, and the voting tabulations for each matter, are as follows:

     Item No. 1: To elect seven directors for terms of one-year each:

Nominee	Votes for	Votes Withheld
Christopher G. Clement	39,583,806	339,326
Herbert Conrad	39,550,331	372,801
Alan L. Heller	39,778,515	144,617
Stephen O. Jaeger	39,821,391	101,741
Joseph Klein III	39,688,866	234,266
Lee S. Simon, M.D.	39,822,449	100,683
Virgil Thompson	39,561,234	361,898

     Item No. 2: To ratify the appointment of McGladrey & Pullen, LLP as our independent auditor for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Abstain
39,879,236	28,096	15,800

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

Dated: August 7, 2008

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