Form 10-Q
period 2008-09-30
SAVIENT PHARMACEUTICALS INC
filed 2008-11-07
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of November 4, 2008 was 54,386,000.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$92,023	$124,865
Short-term investments (including restricted investments)	5,670	17,557
Accounts receivable, net	646	1,490
Notes receivable	—	644
Inventories, net	2,084	2,636
Recoverable income taxes	4,160	8,637
Prepaid expenses and other current assets	3,219	3,105

Total current assets	107,802	158,934

Deferred income taxes, net	3,800	3,558
Property and equipment, net	1,512	1,599
Other assets (including restricted cash and investments)	2,108	3,082

Total assets	$115,222	$167,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,678	$3,758
Deferred revenues	737	1,298
Other current liabilities	14,692	14,128

Total current liabilities	18,107	19,184
Other liabilities	9,743	8,924
Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock — $.01 par value 150,000,000 shares authorized; 54,335,000 issued and outstanding at September 30, 2008 and 53,712,000 shares issued and outstanding at December 31, 2007	543	537
Additional paid in capital	214,124	204,659
Accumulated deficit	(127,409)	(67,445)
Accumulated other comprehensive income	114	1,314

Total stockholders’ equity	87,372	139,065

Total liabilities and stockholders’ equity	$115,222	$167,173

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Product sales, net	$499	$2,532	$1,958	$12,011
Other revenues	43	48	125	124

	542	2,580	2,083	12,135

Cost and expenses:
Cost of goods sold	303	—	855	288
Research and development	10,875	12,135	37,762	36,154
Selling, general and administrative	7,563	6,782	27,277	21,311

	18,741	18,917	65,894	57,753

Operating loss from continuing operations	(18,199)	(16,337)	(63,811)	(45,618)
Investment income, net	340	2,159	1,704	6,829
Other expense, net	(148)	(93)	(460)	(424)

Loss from continuing operations before income taxes	(18,007)	(14,271)	(62,567)	(39,213)
Income tax expense (benefit)	(863)	294	(3,673)	(7,173)

Loss from continuing operations	(17,144)	(14,565)	(58,894)	(32,040)
Loss from discontinued operations, net of taxes	(1,070)	—	(1,070)	—

Net loss	$(18,214)	$(14,565)	$(59,964)	$(32,040)

Loss per common share, from continuing operations:
Basic	$(0.32)	$(0.28)	$(1.10)	$(0.61)

Diluted	$(0.32)	$(0.28)	$(1.10)	$(0.61)

Loss per common share, from discontinued operations:
Basic	$(0.02)	$—	$(0.02)	$—

Diluted	$(0.02)	$—	$(0.02)	$—

Loss per common share:
Basic	$(0.34)	$(0.28)	$(1.12)	$(0.61)

Diluted	$(0.34)	$(0.28)	$(1.12)	$(0.61)

Weighted-average number of common and common equivalent shares:
Basic	53,617	52,603	53,479	52,342
Diluted	53,617	52,603	53,479	52,342

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Par Value	Additional Paid in Capital

Balance, December 31, 2007	53,712	$537	$204,659	$(67,445)	$1,314	$139,065
Comprehensive loss:
Net loss				(59,964)		(59,964)
Unrealized loss on marketable securities, net					(1,200)	(1,200)

Total comprehensive loss						(61,164)

Restricted stock grants	188	2	—			2
Amortization of deferred compensation	—		3,760			3,760
Forfeitures of restricted stock	(2)		—			—
Issuance of common stock	59		702			702
ESPP compensation expense	—		377			377
Stock option compensation expense	—		2,793			2,793
Exercise of stock options	378	4	1,833			1,837

Balance, September 30, 2008	54,335	$543	$214,124	$(127,409)	$114	$87,372

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(59,964)	$(32,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	352	508
Deferred income taxes, net	(242)	611
Unrecognized tax benefit liability	2,608	—
Net realized (gains) losses	187	(67)
Common stock issued as payment for services	—	51
Amortization of deferred compensation related to restricted stock (including performance shares)	3,760	2,249
Stock option and ESPP compensation	3,170	2,443
Changes in:
Accounts receivable, net	844	2,199
Inventories, net	552	940
Income taxes receivable	—	(4,587)
Recoverable income taxes	4,477	(2,474)
Prepaid expenses and other current assets	(114)	3,002
Accounts payable	(1,081)	838
Income taxes payable	1	(2,378)
Other current liabilities	(1,181)	(2,908)
Deferred revenues	(561)	633

Net cash used in operating activities	(47,192)	(30,980)

Cash flows from investing activities:
Proceeds from sale of Delatestryl	644	644
Purchases of available-for-sale securities (restricted)	(273)	—
Proceeds from sale of available-for-sale securities (restricted)	11,624	—
Proceeds from sales of available-for-sale securities	151	165
Capital expenditures	(265)	(754)
Changes in other long-term assets	(28)	—

Net cash provided by investing activities	11,853	55

Cash flows from financing activities:
Proceeds from issuance of common stock	2,541	2,569
Additional paid in capital excess tax benefit	—	2,027
Changes in other long-term liabilities	(44)	194

Net cash provided by financing activities	2,497	4,790

Effect of exchange rate changes	—	130

Net decrease in cash and cash equivalents	(32,842)	(26,005)
Cash and cash equivalents at beginning of period	124,865	177,293

Cash and cash equivalents at end of period	$92,023	$151,288

Supplementary Information
Other information:
Income tax paid	$44	$57
Interest paid	$22	$127

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

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

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Savient Pharma Holdings, Inc. and Myelos Corporation. Certain prior period amounts have been reclassified to conform to current period presentations.

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

          The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (1)	$92,023	$—	$—	$92,023
Short-term investments (available-for-sale) (2)	—	40	—	40
Restricted investments — short-term (available-for-sale) (3)	—	5,630	—	5,630

Total cash and cash equivalents and short-term investments	92,023	5,670	—	97,693

Restricted cash (1)	1,280	—	—	1,280
Restricted investments — long-term (available-for-sale) (3)	—	800	—	800

Total long-term investments	1,280	800	—	2,080

Total assets measured at fair value on a recurring basis	$93,303	$6,470	$—	$99,773

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)

Short-term investments at September 30, 2008 is comprised of the Company’s investment in common shares of Neuro-Hitech Pharmaceuticals, Inc. The fair value of this investment is obtained from quoted prices in an inactive market.

(3)

The Company’s restricted investments consists of its investment in the Columbia Strategic Cash Portfolio (the “portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the portfolio’s assets for distribution to the unit holders, thereby restricting the Company’s potential to invest in and withdraw from the portfolio. At September 30, 2008, approximately $13.1 million, or 65%, of the Company’s original $20.0 million investment has been redeemed and re-invested in cash and cash equivalents. Additional redemptions of $3.5 million are expected by the end of 2008 with the remaining balance expected to be redeemed in 2009. At September 30, 2008, the fair market value of restricted investment securities was $6.4 million, $5.6 million of which is reflected in the Company’s consolidated balance sheet as a component of restricted Short-Term Investments and $0.8 million of which is reflected in the Company’s consolidated balance sheet as a component of restricted Long-Term Other Assets. At December 31, 2007, the fair market value of the Company’s investment in the portfolio was $18.0 million, $16.2 million of which was reflected in the Company’s consolidated balance sheet as restricted Short-Term Investments and $1.8 million of which is reflected as restricted Long-Term Other Assets. The fair value of the securities held within the portfolio are independently priced by third-party pricing services that also provide valuations of other Columbia funds. The portfolio’s valuation process is covered by Columbia’s Mutual Fund Valuation Committee and its Valuation Group and is subject to various reviews on a daily, monthly and ad hoc basis. Pricing feeds are provided primarily from one of three vendors (IDC, Bloomberg, or Reuters).

The Company does not own any financial instruments that are measured at fair value on a non-recurring basis.

The carrying amounts of notes receivable, accounts receivable, and accounts payable approximate fair value.

Other-than-temporary impairments

          The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the nine months ended September 30, 2008, the Company recorded $0.1 million of realized investment losses due to OTT declines in fair value. The Company did not realize any investment losses due to OTT declines in fair value for the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2007.

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

          Net unrealized losses included in Accumulated Other Comprehensive Income at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007

	(In thousands)
Net unrealized losses arising during the period	$(1,387)	$(663)
Reclassification adjustment for net (gains) losses included in earnings	187	(6)

Net unrealized losses included in accumulated other comprehensive income	$(1,200)	$(669)

          There were no securities in a continuous realized loss position for greater than twelve months for the nine months ended September 30, 2008 and the year ended December 31, 2007.

Note 4 — Inventories

          Inventories at September 30, 2008 and December 31, 2007 are summarized below:

	September 30, 2008	December 31, 2007

	(In thousands)
Raw materials	$2,540	$2,875
Finished goods	7,389	7,678
Inventory reserves	(7,845)	(7,917)

Total	$2,084	$2,636

          Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was $7.8 million at September 30, 2008 and $7.9 million at December 31, 2007.

Note 5 — Revenue Recognition

          Product sales

          Product sales for the Company’s branded version of oxandrolone, marketed under the name Oxandrin® are generally recognized when title has transferred to the Company’s customers in accordance with the terms of the sale. Since 2006, the Company has shipped its authorized generic version of oxandrolone in the United States to its distributor and has accounted for these shipments on a consignment basis until the product is sold into the retail market. The Company has deferred the recognition of revenue related to these generic shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB No. 104”), and SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

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

          Allowance for returns — In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin and its authorized generic version of oxandrolone. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB No. 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:

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

SAB No. 104 provides additional factors that may impair the ability to make a reasonable estimate including:

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

          The Company continually analyzes the impact of generic competition on product returns considering the product at wholesalers and retailers, and demand forecasts. The allowance for product returns was $1.0 million at September 30, 2008 and $0.9 million at December 31, 2007. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

          Allowances for Medicaid, other government rebates and other rebates — The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates was $0.8 million at September 30, 2008 and $1.0 million at December 31, 2007. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

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

Note 6 — Research and Development

          During the first quarter of 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus, the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, the Company has deferred approximately $1.3 million of these costs as of September 30, 2008 and has amortized approximately $0.4 million of these costs into expense for the three and nine months ended September 30, 2008, based on services performed. The net deferred balance of $0.9 million as of September 30, 2008 is included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $2.2 million of fees incurred during the nine months ended September 30, 2008 to reserve manufacturing capacity at our third-party supplier’s manufacturing facility, for future potential orders of pegloticase.

Note 7 — Earnings (Loss) per Share of Common Stock

          The Company accounts for and discloses net earnings (loss) per share using the treasury stock method under the provisions of SFAS No. 128, Earnings Per Share (“EPS”). Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing the Company’s reported net earnings (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution that could occur from the exercise of in-the-money stock options and unvested restricted stock, including service-based restricted shares, performance awards that have been achieved and market price contingent awards based on the end-of-period market price of the Company’s common stock.

          The Company’s basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(In thousands)		(In thousands)
Basic	53,617	52,603	53,479	52,342
Incremental common stock equivalents	—	—	—	—

Diluted	53,617	52,603	53,479	52,342

          At September 30, 2008 and 2007, all in-the-money stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive since the Company reported a net loss for these periods.

Note 8 — Share-Based Compensation

          In 2001, the Company adopted the 2001 Stock Option Plan. The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of ten million shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over one to four-year periods, with unexercised options expiring after the earlier of ten years or shortly after termination of employment. Terminated options are available for reissuance.

          In 2004, the Company adopted the 2004 Incentive Plan, which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Company’s Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 3.1 million shares remain available for future grant at September 30, 2008.

          Total compensation cost that has been charged against income related to the above plans was $2.1 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and $6.6 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively.

          The following table summarizes stock-based compensation by expense category for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Research and development	$780	$800	$2,416	$1,726
Selling, general and administrative	1,367	795	4,136	2,840

Total non-cash compensation expense related to share-based compensation included in operating expense	$2,147	$1,595	$6,552	$4,566

Stock Options

          The Company grants stock options to employees and non-employee directors (“Directors”) with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to Directors are granted on a yearly basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted-average key assumptions used in determining the fair value of options granted for the three and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Weighted-average volatility	58%	58%	60%	61%
Weighted-average risk-free interest rate	3.1%	4.7%	2.8%	4.7%
Weighted-average expected life in years	6.1	6.1	6.6	6.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$13.22	$7.89	$12.59	$8.36

          Historical information is the primary basis for the selection of the expected volatility and expected dividend yield. The expected terms of options granted prior to December 31, 2007 were based upon the simplified method as set forth by SAB No. 107. SAB No. 107 provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123(R), Share-Based Payment. The simplified method estimates the expected term as the midpoint between vesting and the grant contractual life. The expected terms of options granted subsequent to December 31, 2007 are based upon the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected life of the option being valued.

          During the nine months ended September 30, 2008, the Company issued 378,000 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million. For the three months ended September 30, 2008 and 2007, approximately $1.0 million and $0.8 million, respectively, of stock option compensation cost has been charged against income. For the nine months ended September 30, 2008 and 2007, approximately $2.8 million and $2.3 million, respectively, of stock option compensation cost has been charged against income. As of September 30, 2008, there was $5.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          Stock option activity during the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options

	(In thousands, except weighted-average data)
Outstanding at December 31, 2007	3,016	$7.33	7.17	$47,176
Granted	310	20.99
Exercised	(378)	4.86
Cancelled	(19)	5.76

Outstanding at September 30, 2008	2,929	$9.11	6.94	$18,888

Exercisable at September 30, 2008	1,687	$6.40	5.91	$14,538

          The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) during the nine months ended September 30, 2008 and 2007 was approximately $6.3 million and $5.2 million, respectively. The closing price per share of the Company’s common stock was $14.91 on September 30, 2008 and $14.55 on September 28, 2007, the last trading days of the respective quarters.

Restricted Stock

          The Company grants restricted stock awards to its employees and to its Directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which generally ranges from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the awards grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the nine months ended September 30, 2008, the Company issued 119,000 shares of restricted stock at a weighted-average grant date fair value of $20.86, amounting to approximately $2.5 million. For the three months ended September 30, 2008 and 2007, approximately $0.9 million and $0.7 million, respectively, of deferred restricted stock compensation cost has been charged against income. For the nine months ended September 30, 2008 and 2007, approximately $2.6 million and $1.9 million, respectively, of deferred restricted stock compensation cost has been charged against income. At September 30, 2008, approximately 709,000 shares remained unvested and there was approximately $6.4 million of unrecognized compensation cost related to restricted stock. The total fair value of restricted stock vested during the nine months ended September 30, 2008 and 2007 was approximately $2.8 million and $1.9 million, respectively. A summary of the status of the Company’s unvested restricted stock as of December 31, 2007, and changes during the nine months ended September 30, 2008, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value

	(In thousands)
Unvested at December 31, 2007	728	$11.54
Granted	119	20.86
Vested	(136)	8.73
Forfeited	(2)	14.73

Unvested at September 30, 2008	709	$13.64

Restricted Stock Awards that Contain Performance or Market Conditions

          Performance Conditions

          The Company issues restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over one to three years from the date of grant upon the achievement of specific strategic objectives associated with the achievement of pegloticase-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the date the award is issued multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

          Market Conditions

          During the year ended December 31, 2007, the Company issued to its President and Chief Executive Officer a restricted stock award, the vesting of which is contingent upon the price of the Company’s common stock achieving a certain pre-established target. Compensation cost is based upon the grant date fair value of the shares awarded and charged against income over the derived service period. Compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived service period is not met by the senior executive. The Company used a Monte Carlo simulation model to calculate both the grant date fair value and the derived service period of the award. Based on the simulation, the grant date fair value of the award is $8.98 per share and compensation cost is being charged against income ratably over a two-year derived service period.

          For the three months ended September 30, 2008 and 2007, approximately $0.3 million and $0.1 million, respectively, of compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. For the nine months ended September 30, 2008 and 2007, approximately $1.2 million and $0.3 million, respectively, of compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. The total fair value of restricted stock containing performance conditions vested during the nine months ended September 30, 2008 and 2007 was approximately $1.7 million and $2.2 million, respectively. At September 30, 2008, approximately 676,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $4.5 million of additional compensation expense if the performance targets are met or expected to be attained. At September 30, 2008, there was approximately $0.3 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next five months. A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2007, and changes during the nine months ended September 30, 2008, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value

	(In thousands, except weighted average data)
Unvested at December 31, 2007	611	$11.77
Granted	140	20.59
Vested	(75)	12.91
Forfeited	—	—

Unvested at September 30, 2008	676	$13.48

Employee Stock Purchase Plan

          In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R) and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. For the three months ended September 30, 2008 and 2007, approximately $0.1 million and $0.1 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP. For the nine months ended September 30, 2008 and 2007, approximately $0.4 million and $0.1 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 9 — Other Current Liabilities

          The components of Other Current Liabilities for the periods ended September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

	(In thousands)
Salaries and related expenses	$2,925	$3,419
Clinical research expense accrual	1,932	2,824
Unrecognized tax benefit	1,745	—
Pegloticase manufacturing accrual	1,645	1,799
Allowance for returns	1,042	905
Allowance for rebates	876	1,077
Litigation, legal and professional fee accruals	799	1,078
Accrued taxes other than income	758	1,148
Marketing expense accrual	699	105
Biologics License Application (“BLA”) preparation accrual	430	31
Other	1,841	1,742

Total	$14,692	$14,128

Note 10 — Other Liabilities

          The components of Other Liabilities for the periods ended September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

	(In thousands)
Unrecognized tax benefit (1)	$9,564	$8,701
Capital leases (2)	179	223

Total	$9,743	$8,924

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

Note 11 — Income Taxes

          The income tax benefit for the three and nine months ended September 30, 2008 and 2007 reflects the Company’s current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur.

          The Company’s income tax benefit for the three and nine months ended September 30, 2008 was $0.9 million and $3.7 million, respectively, with an effective tax rate of 4.8% and 5.9%, respectively. The effective tax rates for the three and nine months ended September 30, 2008 are based on the amount of 2006 income taxes paid which are available to be recovered by carrying back 2008 net operating losses and the recording of an additional valuation allowance against certain deferred tax assets.

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

          The Company’s liability for unrecognized tax benefits is included in Other Liabilities within the Company’s consolidated balance sheets. The total amount of federal, state, local and foreign unrecognized tax benefits was $11.3 million at September 30, 2008 and $8.7 million at December 31, 2007, including accrued penalties and interest. The Company increased its liability for unrecognized tax benefits by $2.5 million in the third quarter of 2008 relating to various foreign, federal and state tax issues.

          In accordance with FIN 48, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of Other Expense, net in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. From inception to date, the Company has recorded a liability of approximately $1.3 million and $0.4 million for interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Current Liabilities and Other Liabilities on its consolidated balance sheets. The accrued interest and penalties for unrecognized tax benefits increased by approximately $0.5 million and $0.2 million, respectively, in each of the three-month periods ended September 30, 2008 and 2007.

          The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2003. The audit of the United States federal income tax return for the fiscal year ended December 31, 2005 has been completed and the Company has received a notice of no change for this fiscal period. The Company recently received a letter from the Internal Revenue Service stating its intention to start an audit of the 2006 and 2007 tax years. In addition, the Company still has open the 2004 tax year, which could be subject to federal income tax examination.

          State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax returns. The Company has settled its income tax audit with the State of New York for the 2001 through 2003 tax years. The Company’s settlement in regards to this audit resulted in a tax payment to the State of New York of less than $0.1 million. The Company previously recorded a reserve related to this audit. The Company is currently being audited by the State of North Carolina for the 2003 through 2006 tax years. In addition, the Company was recently contacted by the State of New York to begin an audit of the 2004 through 2006 tax years.

          In connection with the 2005 sale agreement of its former subsidiary, BTG-Israel, the Company is responsible for the results of any audit of BTG-Israel by any taxing jurisdiction through July 18, 2005. Currently, BTG-Israel is under audit in Israel for the 2003 through 2005 tax years. The Israel tax authorities have provided an initial assessment and the Company has recorded a $1.7 million reserve, included in Other Current Liabilities, related to the assessment.

          In connection with the 2006 sale agreement of its former United Kingdom subsidiary, Rosemont Pharmaceuticals, Ltd, the Company is responsible for the results of any audit of Rosemont Pharmaceuticals, Ltd by any taxing jurisdiction through August 4, 2006. Although not under audit at this time, the 2006 tax year still remains open for examination in the United Kingdom.

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

          Based upon the uncertainty of the Company’s business, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at September 30, 2008 and December 31, 2007, the Company’s valuation allowance against its deferred income tax assets was $41.0 million.

Note 12 — Commitments and Contingencies

          Commitments

          Savient’s administrative offices are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. The lease provides Savient with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at September, 2008 and December 31, 2007. The Company currently has subleased approximately 7,090 square feet at a base average annual rental of $0.2 million through February 2009. In March 2009, the sublease agreement will terminate and as a result, the Company’s net annual rental expense will increase to approximately $1.9 million annually.

          The Company has entered into arrangements with its former global biologics manufacturing business, BTG-Israel (“BTG”), to serve as the initial primary active pharmaceutical ingredient (“API”) manufacturer of pegloticase for the remaining clinical development program and for initial commercial supply of product as well as to provide the regulatory support required of a contract manufacturer with respect to the BLA filing that will be necessary for the approval of the product. Pursuant to the BTG commercial supply agreement, the Company has agreed to certain minimum purchase obligations and also has agreed to remit to BTG non-refundable fees for the reservation of manufacturing capacity associated with potential future orders of pegloticase and to fund capital expenditures for the purchase of certain dedicated capital equipment to improve the efficiency of the pegloticase manufacturing process at BTG. The agreement with BTG may be terminated by either party with three years advance notice, which may not be given prior to 2015. The agreement may also be terminated by mutual agreement of the parties, for breach, and other customary reasons. The Company’s commitments to BTG as of September 30, 2008 are as follows:

2008 – $ 4,145
2009 – $ 2,073

          During 2007, the Company entered into an agreement with Diosynth RTP Inc. (“Diosynth”) to serve as its secondary source supplier of API for pegloticase and has initiated the transfer of technology to Diosynth with the cooperation of BTG-Israel. The Company does not expect Diosynth to commence its commercial supply of API to the Company prior to mid 2011. Pursuant to the agreement with Diosynth, the Company has incurred purchase obligations related to the manufacturing and supply process and also has remitted a fee for the reservation of manufacturing capacity associated with validation batches, which are required to confirm the successful completion of the technology transfer to Diosynth and enable the filing of a supplemental BLA for the approval of Diosynth as the Company’s secondary source supplier. The agreement with Diosynth may be terminated by either party prior to the completion of the services to be performed, by either party for breach, and by the Company at any time upon the payment of a termination fee. The Company’s commitments to Diosynth as of September 30, 2008 are as follows:

2008 – $ 320
2009 – $10,161

          The Company entered into a supply agreement with NOF Corporation (“NOF”) during 2007. Pursuant to the agreement, NOF has agreed to supply the Company with PEG, an ingredient in pegloticase, and the Company has agreed to make future minimum purchases of PEG. NOF also agreed to supply the Company with three validation batches which the Company has taken delivery of during 2007. As part of the agreement, NOF has further agreed to prepare a Type II Drug Master File, (“DMF”), for the purposes of submitting the DMF to the Food and Drug Administration (“FDA”) and to use commercially reasonable efforts to timely submit a DMF, or its equivalent, to any regulatory agency in an additional country, including the European Union (“EU”). NOF filed their type II DMF with the FDA in December 2007. The agreement with NOF has an initial term ending in May 2017 and may be terminated by either party prior to such time for convenience with two years prior notice, or for breach. However, in certain circumstances of a termination by NOF, supply of PEG may, at the Company’s option, continue for four years from NOF’s notice of termination. The minimum purchase obligations under the agreement may also be delayed if the filing of the Company’s BLA is delayed beyond a specified time. The Company’s commitments to NOF as of September 30, 2008 are as follows:

2008 – $1,450
2009 – $ 725
2010 – $1,152

          Contingencies

          At September 30, 2008, the Company had employment agreements with six senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.2 million plus normal benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

          On December 4, 2006, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey (the “District Court”) against Sandoz Pharmaceuticals (“Sandoz”) and Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) claiming that their generic oxandrolone products infringe the Company’s patents related to various methods of using Oxandrin. Following a series of motions and appeals, the Company entered into a settlement agreement with Sandoz on December 20, 2007, and a settlement agreement with Upsher-Smith on July 30, 2008. The agreements settled all disputes relating to the litigation. Savient made a one-time payment to Upsher-Smith in partial consideration for the execution of its settlement agreement, and no party admitted any liability with respect to the litigation. As a result of the settlement the parties jointly submitted a Stipulation of Dismissal with Prejudice with the District Court on August 5, 2008. While the settlement agreements permit the parties to take certain actions to enforce their respective provisions, no further proceedings relating to this matter are anticipated.

          On June 26, 2006, a complaint was filed against the Company by a former executive in the Superior Court of New Jersey asserting that he was wrongfully terminated. The parties have executed a comprehensive settlement agreement in exchange for a complete release of all claims by the plaintiff and the matter has been dismissed with prejudice.

          The Company recorded loss contingencies totaling approximately $1.0 million at September 30, 2008 relating to the Upsher-Smith litigation and the complaint filed by the Company’s former executive.

          On December 20, 2002, In re Bio-Technology General Corp. Securities Litigation, a shareholder class action, was filed against the Company and three of its former officers in the District Court alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeking unspecified compensatory damages. Following a series of motions and appeals, the suit was dismissed with prejudice and the dismissal was upheld on appeal.

          On September 4, 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between the Company and Berger, which Berger alleges were breached. Berger sought, among other things, damages and recession of the assignment of the inventions. On March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and recession of the invention assignments. On March 7, 2008, the Court granted the Company’s motion to limit discovery to liability issues through December 7, 2008, in contemplation of the Company bringing a motion for summary judgment at the conclusion of that period. The Company intends to vigorously defend against this lawsuit.

          On December 5, 2006, the Company also filed a petition for reconsideration with the FDA regarding the rejection of its Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information to date. Having not received a decision or other communication regarding this petition for reconsideration, the Company withdrew its petition for reconsideration on July 24, 2008.

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

          During the nine months ended September 30, 2008, one of the Company’s customers requested a $0.9 million reimbursement for Oxandrin returned goods that were not in compliance with the Company’s returned goods policy. The Company is in the process of contesting this matter.

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

          The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2008, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 13 — Segment Information

          The Company has one reportable segment which is Specialty Pharmaceutical. The Specialty Pharmaceutical segment includes products which are branded prescription pharmaceuticals including Oxandrin, the Company’s former product Delatestryl and the Company’s Oxandrin-brand generic, oxandrolone.

          Certain research and development expenses related to Puricase® (“pegloticase”) are included in the Specialty Pharmaceutical segment. The Company’s Specialty Pharmaceutical segment is operated primarily in the United States and all Specialty Pharmaceutical product revenue is generated in the United States. The Company’s one segment is equal to its enterprise totals.

Note 14 — Investment Income, Net

          The components of investment income, net for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Interest and dividend income	$444	$2,092	$1,891	$6,762
Realized gains on investments	10	67	141	67
Realized losses on investments	(114)	—	(328)	—

Total investment income, net	$340	$2,159	$1,704	$6,829

Note 15 — Discontinued Operations

On July 18, 2005, the Company completed the sale of its global biologics manufacturing business, BTG-Israel. For the three and nine months ended September 30, 2008, the Company’s discontinued operations were impacted by $1.1 million as a result of a tax audit assessment for the 2003-2005 tax years associated with BTG-Israel’s corporate income tax returns filed in Israel during those periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our strategic direction and its potential effects on our business and the development of our lead drug candidate pegloticase, are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

          We are currently developing Puricase®, which we refer to as pegloticase, for treatment-failure gout, or TFG, to control hyperuricemia and to manage the signs and symptoms of gout. TFG is gout in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with conventional urate-lowering therapy at the maximum medically appropriate dose or for whom conventional urate-lowering therapy is contraindicated.

          In 2001, pegloticase received orphan drug designation by the United States Food and Drug Administration, or FDA, which may allow it to receive orphan drug exclusivity if and when pegloticase is approved. Orphan drug exclusivity may prevent competitive versions of the same drug for the same indication from entering the market for a period of seven years from the time of FDA approval of pegloticase, unless the competitive product is proven to be superior to the original product. In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of pegloticase and reported our positive top-line clinical results in December 2007. In February 2008, we reported on additional positive results for additional secondary endpoints in our two replicate Phase 3 studies. In October 2008 we reported additional details of the positive data from our Phase 3 studies, as well as the interim results of our Open Label Extension study which further demonstrated the safety and efficacy of pegloticase in treatment for up to one year or longer.

          In October 2008, we submitted our Biologics License Application, or BLA, to the FDA for pegloticase. At the time of the BLA filing, we requested priority review from the FDA. If we are granted a priority review and the FDA adheres to the established action date, we would expect an FDA action letter in the first half of 2009.

          We are conducting an Open Label Extension study enrolling patients who have completed the Phase 3 protocols. In the Open Label Extension study, patients may opt to go on study drug pegloticase every two weeks, or every four weeks, or participate in an observation only arm of the study. We are also conducting a small study, which we refer to as the re-exposure study, in patients at four clinical sites that participated in pegloticase early development studies. These patients had not received pegloticase treatment since completing the Phase 1 or Phase 2 study in which they participated.

          Our strategic plan is to advance the development of pegloticase, launch the product in the United States and evaluate strategic alternatives. In the future, we may seek to expand our product portfolio by in-licensing compounds and exploring co-promotion and co-development opportunities that fit our expertise in specialty pharmaceuticals and biopharmaceuticals with an initial focus in rheumatology.

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

          The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin and our generic oxandrolone product. We believe that revenues from Oxandrin and our generic oxandrolone product will continue to decrease, but at a slower rate subsequent to generic competition entering the market.

          Our authorized generic, oxandrolone, competes with third-party generics, as well as with our Oxandrin product. As a generic product, oxandrolone yields lower selling prices than our Oxandrin product, and therefore its impact is minimal in offsetting the reduction in Oxandrin revenues. In addition, because our Oxandrin product and our generic oxandrolone products both face competition from other providers of Oxandrin generics, we believe that our partial market share of the Oxandrin and oxandrolone market, together with decreasing selling prices, will continue to lead to lower Oxandrin and oxandrolone revenues. Our authorized generic is directly competing with other low-priced generics and therefore any revenue combined with our branded Oxandrin revenue will still continue to decline.

          We currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of pegloticase.

Results of Operations

          The results of operations discussion relates to continuing operations. For the three and nine months ended September 30, 2008, we recorded a tax provision and related interest from discontinued operations as a result of a tax audit assessment for the 2003 through 2005 tax years associated with BTG-Israel’s corporate income tax returns filed in Israel during those periods.

          Our revenues were derived from Oxandrin and oxandrolone for the three and nine months ended September 30, 2008 and 2007. Our revenues and expenses have in the past displayed, and may continue to display, significant variations. These variations may result from a variety of factors, including:

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

          The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2008		2007		2008		2007

Oxandrin	$(189)	-37.9%	$1,325	52.3%	$(401)	-20.5%	$7,510	62.5%
Oxandrolone	688	137.9%	1,207	47.7%	2,359	120.5%	4,501	37.5%

	$499	100.0%	$2,532	100.0%	$1,958	100.0%	$12,011	100.0%

Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007

          Revenues

          Total revenues decreased $2.1 million, or 79% to $0.5 million for the three months ended September 30, 2008, from $2.6 million for the three months ended September 30, 2007. This decrease resulted from lower product sales of Oxandrin and oxandrolone. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods, but at a slower rate than during the past 21 months subsequent to generic competition entering the market. The rate of decline will be dependent on various factors, including the pricing of competing generic products and the number of competing products in the marketplace.

          Net sales of Oxandrin were a negative $0.2 million for the three months ended September 30, 2008 compared with $1.3 million for the three months ended September 30, 2007. This decrease was primarily due to an increase in the allowance for product returns due to an increase in our actual historical rates of return and continued generic competition for Oxandrin.

          Revenues from oxandrolone, which is sold through our distribution agreement with Watson, decreased $0.5 million, or 43%, to $0.7 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007. This decrease was attributable to increased generic competition.

          Cost of goods sold

          Cost of goods sold was $0.3 million for the three months ended September 30, 2008 an increase of $0.3 million from the same period in 2007 due to a one-time reversal of a $0.3 million accrued liability during the three months ended September 30, 2007 relating to raw material inventory reevaluated to be useable.

          Research and development expenses

          Research and development expenses decreased $1.2 million, or 10% to $10.9 million for the three months ended September 30, 2008 from $12.1 million for the three months ended September 30, 2007. This decrease was primarily due to a $2.2 million decrease in clinical trial costs as our Phase 3 clinical trials for pegloticase were completed in late 2007, a $1.5 million decrease in pegloticase manufacturing process development expenses as these activities were substantially concluded in late 2007 and lower manufacturing reservation fees of $0.9 million from our third-party manufacturer of pegloticase. Partially offsetting the above decreases were increases of $0.9 million in technology transfer and process validation costs relating to developing our secondary source supplier of pegloticase active pharmaceutical ingredient, or API, higher costs of $0.8 million related to the preparation of our BLA filing, an increase in compensation expense of $0.7 million as a result of higher employee headcount primarily supporting manufacturing and medical affairs activities, an increase in manufacturing-related quality control and stability testing expenses of $0.5 million and pegloticase toxicology study expenses of $0.4 million.

          Selling, general and administrative expenses

          Selling, general and administrative expenses increased $0.8 million, or 12% to $7.6 million for the three months ended September 30, 2008 from $6.8 million for the three months ended September 30, 2007. The increase is primarily due to a $0.6 million increase in share-based compensation expense substantially due to an increase in performance-based and service-based restricted stock awards.

          Investment income

          Investment income decreased $1.9 million, or 84%, to $0.3 million for the three months ended September 30, 2008 from $2.2 million for the three months ended September 30, 2007. This decrease is primarily attributable to a decrease in dividend and interest income on lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments. During the fourth quarter of 2007, we shifted a significant portion of our cash and cash equivalents to United States Treasury money market funds from higher-yielding enhanced yield money market funds.

          Income tax benefit

          Our income tax benefit increased $1.2 million, to $0.9 million for the three months ended September 30, 2008 from a $0.3 million tax provision for the three months ended September 30, 2007. The 2008 income tax benefit reflects the tax effects of the carryback of our net operating losses to the 2006 tax year to recover 2006 income taxes paid.

          We will carry back our 2008 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipate receiving an additional refund in 2009 based on our loss before income taxes for the three months ended September 30, 2008. If we continue to generate operating losses during the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be approximately $5.5 million, when carrying back our 2008 federal net operating losses against 2006 taxable income. In April 2008, we filed our 2007 federal income tax return with the Internal Revenue Service in which we carried back our 2007 federal net operating loss to recover $8.6 million in 2006 taxes paid. During April 2008, we received the $8.6 million refund of our 2006 federal income taxes paid. The anticipated refunds are reflected in Recoverable Income Taxes on our consolidated balance sheets as of September 30, 2008 and December 31, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

          Revenues

          Total revenues decreased $10.0 million, or 83% to $2.1 million for the nine months ended September 30, 2008, from $12.1 million for the nine months ended September 30, 2007. This decrease resulted from lower product sales of Oxandrin and oxandrolone. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods, but at a slower rate than they did during the past 21 months subsequent to generic competition entering the market. The rate of decline will be dependent on various factors, including the pricing of competing generic products and the number of competing products in the marketplace.

          Net sales of Oxandrin were a negative $0.4 million for the nine months ended September 30, 2008 compared with a positive $7.5 million for the nine months ended September 30, 2007. The decrease is primarily due to our allowance for product returns which increased due to a higher historical rate of actual product returns and the continued generic competition for Oxandrin.

          Revenues from oxandrolone, our Oxandrin generic, decreased $2.1 million, or 48%, to $2.4 million for the nine months ended September 30, 2008 from $4.5 million for the nine months ended September 30, 2007. This decrease was primarily attributable to increased generic competition.

          Cost of goods sold

          Cost of goods sold increased $0.6 million to $0.9 million for the nine months ended September 30, 2008, from $0.3 million for the nine months ended September 30, 2007 as a result of lower cost of goods sold in 2007 from a one-time reversal of an accrued liability relating to raw material inventory reevaluated to be useable.

          Research and development expenses

          Research and development expenses increased $1.6 million, or 4% to $37.8 million for the nine months ended September 30, 2008, from $36.2 million for the nine months ended September 30, 2007. This increase was primarily due to a $7.2 million increase in manufacturing-related expenses primarily related to technology transfer and process validation costs to our secondary source supplier of pegloticase API, increased outside services expenses of $2.7 million substantially related to our BLA filing, higher compensation expenses of $1.6 million due to additional employee headcount in manufacturing and medical affairs, an increase of $0.8 million in share based compensation as a result of an increase in performance-based and service-based restricted stock awards and an increase of $1.0 million in toxicology and clinical research studies for pegloticase. Partially offsetting these increases is a $5.7 million decrease in clinical trial costs as our Phase 3 clinical trials for pegloticase were completed in late 2007, a $3.5 million decrease in manufacturing process development expenses as the majority of this work was completed in the prior year and a $2.7 million decrease in costs related to the reservation of manufacturing capacity for future potential orders of pegloticase.

          Selling, general and administrative expenses

          Selling, general and administrative expenses increased $6.0 million, or 28%, to $27.3 million for the nine months ended September 30, 2008, from $21.3 million for the nine months ended September 30, 2007. This increase was mainly due to a $3.8 million increase in legal costs resulting primarily from our patent infringement litigation with Upsher-Smith and loss contingencies for the settlement of two legal proceedings. In addition, share-based compensation expense increased by $1.4 million substantially due to an increase in performance-based and service-based restricted stock awards. Also contributing to the higher costs was an increase in pre-launch pegloticase marketing and marketing research expenses of $1.2 million as we prepare for the potential commercial launch of the product. Partially offsetting the above increases was a decrease in accounting and tax related professional fees of $0.4 million.

          Investment income

          Investment income decreased $5.1 million, or 75%, to $1.7 million for the nine months ended September 30, 2008, from $6.8 million for the nine months ended September 30, 2007. This decrease was primarily attributable to a decrease in dividend and interest income on lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments. During the fourth quarter of 2007, we shifted a significant portion of our cash and cash equivalents to United States Treasury money market funds from higher-yielding enhanced yield money market funds.

          Income tax benefit

          Our income tax benefit decreased $3.5 million, or 49%, to $3.7 million for the nine months ended September 30, 2008, from $7.2 million for the nine months ended September 30, 2007. The 2008 and 2007 income tax benefits reflect the effects of the carryback of our net operating losses to the 2006 tax year to recover 2006 income taxes paid. The decrease in the benefit is a direct result of having a smaller residual amount of 2006 income taxes remaining to be recovered from the carryback of 2008 net operating losses, and the recording of an additional valuation allowance against certain deferred tax assets.

          We will carry back our 2008 federal net operating losses, to the extent allowable, against 2006 taxable income and anticipate receiving an additional refund of approximately $4.2 million in 2009 based on our loss before income taxes for the nine months ended September 30, 2008. If we continue to generate operating losses during the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be approximately $5.5 million, when carrying back our 2008 federal net operating losses against 2006 taxable income. In April 2008, we filed our 2007 federal income tax return with the Internal Revenue Service in which we carried back our 2007 federal net operating loss to recover $8.6 million in 2006 taxes paid. During April 2008, we received the $8.6 million refund of our 2006 federal income taxes paid. The anticipated refunds are reflected in Recoverable Income Taxes on our consolidated balance sheets as of September 30, 2008 and December 31, 2007.

Liquidity and Capital Resources

          Our historic cash flows have fluctuated significantly as a result of changes in our revenues, operating expenses, capital spending, working capital requirements, the issuance of common stock, the divestiture of subsidiaries, the repurchase of our common stock, and other financing activities. We expect that cash flows in the near future will be primarily determined by the levels of our net income or loss, working capital requirements and financings, if any. At September 30, 2008, we had $98.5 million in cash, cash equivalents and short and long-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, United States Treasury money market funds in order to preserve principal. During the fourth quarter of 2007 and the first quarter of 2008, we recorded approximately $0.4 million of impairment losses on our investment in the Columbia Strategic Cash Portfolio. While we did not record any impairments during the three months ended September 30, 2008, based on the current market environment and expectations for future market and economic conditions, we believe we may be required to record future impairments.

Cash Flows for the Nine Months Ended September 30, 2008

          Our cash and cash equivalents decreased by $32.8 million during the nine months ended September 30, 2008 to $92.0 million.

          Cash used in operating activities was $47.2 million primarily from the net loss from operations.

          Cash provided by investing activities was $11.9 million for the nine months ended September 30, 2008 due to redemptions of our investment in the Columbia Strategic Cash portfolio. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations.

          Cash provided by financing activities was $2.5 million for the nine months ended September 30, 2008 mainly due to proceeds from the issuance of common stock as a result of the exercise of stock options.

Other Liquidity and Capital Resources

          The impact of generic competition has had and will continue to have a negative impact on our operations and our cash reserves. We have reduced or eliminated expenses primarily related to selling and marketing activities for Oxandrin, none of which in total will offset the decline in revenues. We anticipate that the continued development of pegloticase will require substantial capital and will continue to have a negative impact on our financial resources in 2008 and beyond, until such time that we receive FDA approval, if at all, and are able to successfully launch pegloticase into the marketplace.

          In April 2008, we received a refund of 2006 federal income taxes in the amount of $8.6 million, which is shown on our December 31, 2007 consolidated balance sheets as Recoverable Income Taxes, and which was the direct result of carrying back our 2007 net operating loss to the 2006 fiscal year. Through September 30, 2008, our recoverable income taxes were $4.2 million and if we continue to generate net operating losses for the remainder of 2008, our maximum federal income tax refund to be received in 2009 would be $5.5 million, when carrying back our 2008 net operating losses against 2006 taxable income.

          We believe that our cash resources as of September 30, 2008, together with anticipated revenues and expenses, will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may fail to achieve our anticipated liquidity levels as a result of unexpected events or failure to achieve our goals. Our future capital requirements will depend on many factors, including the following:

•	the timing of, and the costs involved in, obtaining FDA approval of pegloticase,

•	the cost of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation,

•	the level of sales deterioration as a result of Oxandrin generic competition,

•	our ability to establish and maintain a collaboration arrangement with a strategic partner to commercialize pegloticase outside of the United States,

•	the outcome of pending or future tax-related audits, and

•	the outcome of pending legal actions and the litigation costs with respect to such actions.

           We have sustained and continue to experience recurring operating losses and negative cash flows from operations and expect that we will need to raise substantial additional capital to accomplish our future business objectives over the next several years. We might not be able to raise such additional capital or, if such capital is available, it might not be on acceptable terms. We may continue to seek additional collaborative research and development and licensing arrangements in order to provide revenue and funding for research and development expenses. However, we may not be able to enter into any such agreements.

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

Contractual Obligations

          In additional to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, the following table reflects a summary of material contractual obligations we have incurred as of October 31, 2008.

Payments Due by Period

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years

			(In thousands)
Operating lease obligations (1)	$376	$94	$282	—	—
Purchase commitment obligations (2)
Diosynth RTP Inc. (a)	10,481	10,251	230	—	—
BTG (b)	500	500	—	—	—
Enzon (c)	1,365	1,365	—	—	—

Total	$12,722	$12,210	$512	$—	$—

(1)

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. This expense represents our rent commitment net of a sublease for approximately 7,090 square feet at a base average annual rental of $0.2 million. In March 2009, the sublease agreement will terminate and as a result, our annual rental expense will increase to approximately $1.9 million annually. The amounts included in the above table include the incremental expense that will be incurred as a result of the termination of the sublease agreement in March 2009.

(2)

Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted.

a)

During 2007, we reached an agreement with Diosynth RTP Inc., or Diosynth, to serve as our secondary source supplier of API raw materials for pegloticase and have initiated the transfer of technology to Diosynth with the cooperation of our primary source supplier, BTG. We do not expect Diosynth to commence its commercial supply of API to us prior to mid 2011. Pursuant to our agreement with Diosynth, we have incurred purchase obligations related to the manufacturing and supply process.

b)

In July 2008, we executed an amendment to our existing manufacturing and supply arrangement with BTG. Pursuant to the amendment, we have adjusted our contractual obligations to BTG and have agreed to purchase obligations related to the manufacturing and supply process. We also agreed to fund capital expenditures for the purchase of certain dedicated capital equipment to increase the capacity of the pegloticase manufacturing process at BTG. We expect the aggregate costs for these capital expenditures will be approximately $0.9 million.

c)

During 2006, we entered into a service agreement with Enzon Pharmaceuticals, or Enzon, a biopharmaceutical company and contract manufacturer, to perform fill and finish operations for the final pegloticase product. Under the terms of the agreement, we have completed technology transfer of the process and methods utilized for the fill and finish of pegloticase and these processes and methods for the final product have been validated at Enzon’s facility. Also under the terms of this agreement, Enzon has filled and finished pegloticase API manufactured by BTG which is being utilized in the pegloticase Open Label Extension study and other ongoing studies. This agreement may be terminated by either party with thirty days advance notice. Based on the successful validation of the fill and finish processes and methods, in October 2008 we entered into a commercial supply agreement with Enzon and under the terms of the agreement, have incurred purchase obligations to Enzon. Pursuant to the agreement, Enzon will fill, inspect, package, test and provide certain product support services for the final pegloticase product.

          We have a liability for unrecognized tax benefits of $11.3 million as of September 30, 2008. We estimate the payment or settlement of $1.7 million of this liability within one year. We are unable to reasonably estimate the timing of payments on the remaining $9.6 million liability for unrecognized tax benefits.

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

          We recognize revenue in accordance with SEC’s, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which we refer to together as SAB No. 104, and Statement of Financial Accounting Standards No. 48 Revenue Recognition When Right of Return Exists, or SFAS No. 48. SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned.

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

•

Estimated shelf life — Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the distribution channel has excess dating that will allow the product to be sold through the distribution channel without nearing its expiration date. Currently, we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third-party distributor. In addition, we entered into distributor service agreements with two of our largest wholesalers which limits the level of product that these wholesalers will keep on hand. The terms of these agreements are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better distribution channel inventory management, higher levels of distribution channel transparency, and more consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

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

          We also utilize the guidance provided in SFAS No. 48 and SAB No. 104 in establishing our return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate including:

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

SAB No. 104 provides additional factors that may impair the ability to make a reasonable estimate including:

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

          The allowance for product returns was $1.0 million at September 30, 2008 and $0.9 million at December 31, 2007.

          Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balance was $0.8 million at September 30, 2008 and $1.0 million at December 31, 2007.

          Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates. The aggregate net inventory valuation reserve was $7.8 million at September 30, 2008 and $7.9 at December 31, 2007.

          Share-Based Compensation. We grant stock options to employees and non-employee directors, which we refer to as Directors, with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees generally vest ratably over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on a yearly basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and the vesting period. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the nine months ended September 30, 2008, we issued 378,000 shares of our common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million. For the three months ended September 30, 2008 and 2007, approximately $1.0 million and $0.8 million, respectively, of stock option compensation expense has been charged against income. For the nine months ended September 30, 2008 and 2007, approximately $2.8 million and $2.3 million, respectively, of stock option compensation cost has been charged against income. As of September 30, 2008, there was $5.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.

          We also grant restricted stock awards to some of our employees and to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which generally ranges from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded. During the nine months ended September 30, 2008, we issued 119,000 shares of restricted stock at a weighted-average grant date fair value of $20.86 amounting to approximately $2.5 million. For the three months ended September 30, 2008 and 2007, approximately $0.9 million and $0.7 million, respectively, of deferred restricted stock compensation cost has been charged against income. For the nine months ended September 30, 2008 and 2007, approximately $2.6 million and $1.9 million, respectively, of deferred restricted stock compensation cost has been charged against income. At September 30, 2008, approximately 709,000 shares remained unvested and there was approximately $6.4 million of unrecognized compensation cost related to restricted stock.

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

          For the three months ended September 30, 2008 and 2007, approximately $0.3 million and $0.1 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance or market conditions. For the nine months ended September 30, 2008 and 2007, approximately $1.2 million and $0.3 million, respectively, of stock option compensation cost has been charged against income related to restricted stock awards that contain performance or market conditions. At September 30, 2008, approximately 676,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $4.5 million of additional compensation expense if the performance targets are met or expected to be attained. At September 30, 2008, there was approximately $0.3 million of unrecognized compensation cost related to restricted stock awards that contain market conditions which is expected to be recognized ratably over the next five months.

          Research and development. During the first quarter of 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus, the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, we have deferred approximately $1.3 million of these costs as of September 30, 2008 and have amortized approximately $0.4 million of these costs into expense for the three and nine months ended September 30, 2008, respectively, based on services performed. The net deferred balance of $0.9 million as of September 30, 2008 is included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $2.2 million of fees incurred during the nine months ended September 30, 2008 to reserve manufacturing capacity at our third-party supplier’s manufacturing facility, for future potential orders of pegloticase.

          Income taxes. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48 in January 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheet. This increase in liability resulted in a corresponding increase to accumulated deficit. The total amount of federal, state, local and foreign unrecognized tax benefits was $11.3 million at September 30, 2008 and $8.7 million at December 31, 2007, including accrued penalties and interest.

          Fair Values of Financial Instruments, SFAS No. 157, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The carrying amounts of cash and cash equivalents, notes receivable, accounts receivable and accounts payable approximate fair value. See Note 2 to our consolidated financial statements for further discussion of the fair value of financial instruments.

          Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the nine months ended September 30, 2008, we recorded $0.1 million of realized investment losses due to OTT declines in fair value. We did not realize any investment losses due to OTT declines in fair value for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2007.

New Accounting Pronouncements

          In February 2007, the FASB issued Staff Position, or FSP, No. 157-2. FSP No. 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis and at least annually. The delay is intended to allow the FASB and its constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Since we do not carry any financial instruments that are measured at fair value on a non-recurring basis, the conclusion of the SFAS No. 157 deferral period will not have an effect on our financial statements.

Accounting Pronouncements Adopted

          In October 2008, the FASB issued FASB FSP No. 157-3, determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 clarifies the application of SFAS No. 157, fair value measurements, in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective upon issuance, or October 10, 2008, including prior periods for which financial statements have not been issued. We adopted FSP No. 157-3 on October 10, 2008. The adoption of FSP No. 157-3 did not have a material effect on our consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of non-governmental entities that are presented in conformity with GAAP. This statement is effective on November 15, 2008. The effective date is tied to the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, which occurred in September 2008. The adoption of SFAS No. 162 did not have an impact on our consolidated financial statements.

          In December 2007, the SEC issued SAB No. 110 which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 and which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the staff of the SEC indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff of the SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff of the SEC stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff of the SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff of the SEC will continue to accept, under certain circumstances, the use of the simplified method after December 31, 2007. We employed the simplified method for all stock options granted prior to December 31, 2007. We utilize historical experience as the basis for the expected term for all stock options granted subsequent to December 31, 2007.

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

          In September 2007, the EITF reached a final consensus on Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The EITF reached a final consensus that is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Consistent with the consensus, we have deferred approximately $1.3 million of these costs as of September 30, 2008 and have amortized approximately $0.4 million of these costs into expense for the three and nine months ended September 30, 2008 based on services performed. The net deferred balance of $0.9 million as of September 30, 2008 is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet.

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

          Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in United States Treasury and other money market funds, commercial paper, time deposits and other debt instruments. Our investment income is sensitive to changes in the general level of interest rates, primarily United States interest rates, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO as appropriate, to allow timely decisions regarding required disclosure.

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

          Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended are effective.

          Change in Internal Control

          During the third quarter ended September 30, 2008, we changed our service provider used to administer our stock-based compensation programs and converted all of our stock plan data to the new service provider’s administration system. We believe that the conversion will support improvements in internal controls over our stock plan administration process.

          Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Settlements

          On December 1, 2006, the FDA approved abbreviated new drug applications previously filed by Sandoz Pharmaceuticals Corp., or Sandoz, and by Upsher-Smith Laboratories, Inc., or Upsher-Smith, for their dosage forms of generic oral products containing oxandrolone. On December 4, 2006, we filed a lawsuit in the U.S. District Court for the District of New Jersey or the District Court, against Sandoz and Upsher-Smith claiming that their generic oxandrolone products infringe our patents related to various methods of using Oxandrin. Following a series of motions and appeals, we entered into a settlement agreement with Sandoz on December 20, 2007, and Upsher-Smith on July 30, 2008. The agreements settled all disputes relating to the litigation. We made a one-time payment to Upsher-Smith in partial consideration for the execution of its settlement agreement, and no party admitted any liability with respect to the litigation. As a result of the settlement, the parties jointly submitted a Stipulation of Dismissal with Prejudice with the District Court on August 5, 2008. While the settlement agreements allow for certain actions to enforce their respective provisions, no further proceedings relating to this matter are anticipated.

          On June 26, 2006, a complaint was filed against us by a former executive asserting that he was wrongfully terminated. The parties have executed a comprehensive settlement agreement in exchange for a complete release of all claims by the plaintiff and the matter has been dismissed with prejudice.

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

          On December 1, 2006, the FDA denied two Citizens Petitions filed by us, which had been pending since February 2004 and September 2005, requesting that the Commissioner of Food and Drugs not approve any abbreviated new drug applications, or ANDAs, for generic oral products containing oxandrolone until (i) agency adopted bioequivalence standards and a requirement for any generic product to have completed a trial determining whether it may safely be used by patients who take the prescription blood thinner warfarin are satisfied and (ii) prior to the expiration of our exclusive labeling for geriatric dosing of Oxandrin on June 20, 2008. On December 5, 2006, we filed a petition for reconsideration with the FDA regarding their rejection of our Citizen Petitions on the basis that the FDA failed to adequately consider the significant safety and legal issues raised by permitting approval of generic oxandrolone drug products without the inclusion of labels that contain full geriatric dosing and safety information. Having not received a decision or other communication regarding this petition for reconsideration, we withdrew our petition for reconsideration on July 24, 2008.

          On September 4, 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, all of which were premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. Effective March 7, 2008, Berger filed an amended complaint which dropped certain causes of action, while continuing to seek damages and rescission of the invention assignments. On March 7, 2008, the Court granted our motion to limit discovery to liability issues through December 7, 2008, in contemplation of our bringing a motion for summary judgment at the conclusion of that period. We believe there are strong defenses to Berger’s claims and intend to vigorously defend against this lawsuit.

Other Litigation

          On December 20, 2002, In re Bio-Technology General Corp. Securities Litigation, a shareholder class action was filed against us and three of our former officers in the United States District Court for the District of New Jersey, or the District Court, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeking unspecified compensatory damages. Following a series of motions and appeals the suit was dismissed with prejudice and upheld on appeal

          From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.

ITEM 1A. RISK FACTORS

          Our Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our strategic direction and its potential effects on our business and the development of our lead drug candidate pegloticase, are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

           You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008.

          The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 and we have denoted with an asterisk (*) in the following discussion those risk factors that are new or materially revised.

Risks Relating to Our Business

          * Pegloticase, and any other product candidate that we may develop in the future, must satisfy rigorous regulated standards of safety and efficacy before it can be approved for sale. To satisfy these standards we must engage in, analyze and report the results of complicated and lengthy clinical trials, with no certainty that the relevant regulatory authorities will agree with our assessment of the data derived from such studies.

          Clinical testing is expensive, takes time and effort to design and implement, can take many years to complete and is uncertain as to the outcome. Success in one set of clinical trials does not ensure that later clinical trials will be successful and interim analyses of results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing or analysis of the data, including during the final analysis of the data resulting from our clinical trials. Moreover, we must report the results of clinical trials to the Food and Drug Administration, or FDA, and other regulatory bodies prior to the commercialization of pegloticase, or any other product we may develop, in the United States and other jurisdictions. We cannot predict how the FDA or other regulatory authorities will view or consider the data we report, or how any of the data set will be translated into label language if pegloticase is approved. The FDA typically conducts its own analyses from the original data sets and may come to different conclusions than those we reached with respect to the efficacy or safety of pegloticase. Accordingly, there can be no guarantee that the FDA will view the complex data of our Biologic License Application, or BLA, which we submitted in October 2008 and for which we requested priority review, in the same manner as we do, or that the FDA will not require additional testing. Moreover, we may conduct additional clinical trials in support of expanded product labeling or additional indications, and additional trials may be required prior to the approval of pegloticase for sale in the European Union and other foreign jurisdictions.

          * Our company focuses primarily on the development of a single product, pegloticase. If we are unable to complete the development and commercialization of pegloticase, or if we experience significant delays or unanticipated costs in doing so, our ability to generate product revenue and our likelihood of success will be materially harmed.

          Much of our near-term results depend on the commercial launch of pegloticase and its further clinical development for expanded uses. Although we have announced positive Phase 3 clinical trial and interim Open Label Extension study, or OLE, results and are currently continuing to conduct our OLE study involving patients who completed the Phase 3 protocols, there can be no guarantee that even though we have filed our BLA that the FDA will accept our BLA as filed, grant our BLA priority review or approve our BLA, or if it will issue a conditional approval. Failure of the FDA to accept or approve our BLA as filed, or the cost and delay associated with a conditional approval, will harm our ability to generate product revenue and our business, possibly materially.

          In addition, our ability to commercialize pegloticase will depend on several factors, including:

•	successfully completing the analysis of our Phase 3 clinical trial results and certain OLE study data,

•	receiving priority review and approval of our BLA,

•	successfully manufacturing drug supplies in sufficient quantities,

•	receiving all necessary marketing approvals from the FDA and similar foreign regulatory authorities in order to market pegloticase,

•	receiving all necessary approvals from the FDA and similar foreign regulatory authorities for the use of pegloticase product sourced from our secondary source supplier,

•	maintaining, and as appropriate, entering into additional commercial manufacturing arrangements with third-party manufacturers,

•	launching commercial sales of the product, whether alone or in collaboration with others,

•	acceptance of the product in the medical community and their third-party payers and consumers, and

•	successfully completing future clinical trials.

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

          We are required to meet stringent quality control and quality assurance standards in the manufacturing of our products. In addition, we depend on third parties to manufacture pegloticase and intend to rely on third parties to manufacture and supply any future products. If these third-party manufacturers and suppliers, and particularly our sole source supplier for pegloticase, fail to meet applicable regulatory requirements or to supply us for any reason, our revenues and product development efforts may be materially adversely affected.

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

          We rely on a single source supplier, BTG-Israel, for the manufacture of the active pharmaceutical ingredient, or API, of pegloticase, and a single source drug manufacturer, Enzon Pharmaceuticals, Inc. Although we have contracted with an additional supplier of pegloticase API, Diosynth RTP, Inc., or Diosynth we do not expect Diosynth to commence its commercial supply to us until mid-2010 at the earliest.

          In addition, the continued ability of BTG-Israel to consistently perform manufacturing activities for us may be affected by economic, military and political conditions in Israel and in the Middle East in general. The nature and scope of the technology transfer required to manufacture the product outside of BTG-Israel makes it unlikely that we will be able to initiate sources of supply of pegloticase API other than BTG-Israel prior to 2010. Escalating hostilities involving Israel could adversely affect BTG-Israel’s ability to supply adequate quantities of pegloticase API under our agreement. While we have contracted with Diosynth in order to secure a secondary source of supply of pegloticase API, the time to conduct a technology transfer to enable Diosynth to scale up and validate its manufacturing processes, or the failure to successfully complete a technology transfer to Diosynth or to validate the manufacturing process in their facility, for pegloticase will be lengthy. Supply of pegloticase API from this secondary source is not expected to commence until mid-2010 at the earliest. An interruption in the supply of pegloticase API from BTG-Israel or raw materials from other third-party suppliers may materially adversely affect our ability to market pegloticase, which would harm our financial results.

          * We must engage in lengthy and extensive development of manufacturing and quality processes and assessment procedures in order to obtain regulatory approval of pegloticase and any other product candidate.

          The development and validation of manufacturing processes and quality control and assurance procedures which demonstrate the reliability and consistency of the drug substance and final drug product used in our clinical trials, and for which we would seek marketing approval, is subject to the review and approval of regulatory authorities as part of our BLA submission. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize pegloticase or future product candidates, including:

•	difficulty or delays in developing or validating our manufacturing and quality processes and procedures, and

•	regulators could disagree with our assessment of the reliability of our manufacturing and quality processes to reproduce consistent clinical and commercial materials.

          If we are required to engage in additional manufacturing or quality process development beyond those that we contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive, if we are unable to successfully complete the development and validation of our manufacturing and quality processes, or if a regulatory authority disagrees with our interpretation of our manufacturing and quality processes, we may:

•	be delayed in obtaining marketing approval for our product candidates,

•	not be able to obtain marketing approval,

•	obtain approval for indications that are not as broad as intended, or

•	not obtain marketing approval before other companies are able to bring competitive products to market.

          We may be unsuccessful in establishing collaborative arrangements for the development of pegloticase, or any future product candidate, which could adversely affect the commercialization of our products.

          If we are unsuccessful in reaching an agreement with a suitable collaborator or collaborators for the continued development or commercialization, or to establish reliable supply, of pegloticase or any future product candidates, we may fail to meet our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document, and our inability to do so could adversely affect the commercialization of pegloticase or any other product.

          Our strategic business plan includes a licensing initiative to collaborate with a partner for the further development and commercialization of pegloticase outside North America. If we are not successful in our efforts to partner pegloticase the full potential of pegloticase may not be realized.

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

          As part of our strategic business plan we continually seek active in-licensing or partnering program to access and develop novel compounds in later clinical development. This is a highly competitive area with virtually every pharmaceutical, biotechnology and specialty pharmaceutical company publicly stating that they are seeking in-license product opportunities. Certain of these companies are also pursuing strategies to license or acquire products similar to those that we are pursuing. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from partnering, licensing or otherwise acquiring suitable product candidates include the following:

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

          * We expect we will need to raise substantial additional capital to accomplish our future business objectives, including the full development and commercialization of pegloticase and execution of our strategic business plan, and such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

          We have sustained and continue to experience recurring operating losses and negative cash flows from operations and expect that we will need to raise substantial additional capital to accomplish our future business objectives in the near future. As of September 30, 2008, we had $98.5 million in cash, cash equivalents and short and long-term investments (including restricted investments), as compared to $144.2 million as of December 31, 2007. The development and commercialization of pharmaceutical products and the acquisition of new product candidates each require substantial funds. In recent periods, we have satisfied our cash requirements primarily through product sales, the divestiture of assets that are not core to our strategic business plan and the monetization of underperforming investments, however, our product sales of Oxandrin® have decreased significantly for the nine months ended September 30, 2008 as compared to the same period in 2007, and we do not have further non-core assets to divest. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity and debt financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

          We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, either under our shelf registration statement or otherwise, dilution to our then existing stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If adequate funds are not available on favorable terms, or at all, we may be required to significantly curtail our commercialization efforts or future development programs or obtain funds through sales of assets or make arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

          We incurred an operating loss from continuing operations for the year ended December 31, 2007 and the nine months ended September 30, 2008 and anticipate that we may incur operating losses from continuing operations for the foreseeable future, particularly as a result of decreasing Oxandrin sales, which in the past accounted for a significant portion of our revenues. If we are unable to obtain regulatory approval for or commercialize pegloticase or any other product candidates we may pursue, we may never achieve operating profitability.

          Since 2004, we have incurred substantial operating losses from continuing operations. Our operating losses from continuing operations were $18.2 million and $63.8 million for the three and nine months ended September 30, 2008, respectively, $69.2 million for the year ended December 31, 2007 and $17.0 million for the year ended December 31, 2006. Our operating losses from continuing operations are the result of the interaction of two factors: increasing operating costs and decreasing revenues. We have and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. We have and expect to continue to experience decreasing revenues from sales of Oxandrin and, since its launch in December 2006, our generic Oxandrin brand equivalent product, oxandrolone, on which our continuing operations have been substantially dependent. Sales of Oxandrin and, since December 2006, oxandrolone accounted for 100% of our continuing net product sales. If we do not commercially launch pegloticase, we expect that our revenues will continue to decline significantly, and our results of operations will be materially adversely affected, as the FDA has approved multiple generic versions of oxandrolone since December 2006.

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

          We do not have the ability to independently distribute our generic version of oxandrolone tablets and depend on our distribution partner, Watson Pharmaceuticals, or Watson, to distribute this product for us. If Watson fails to carry out its contractual obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be harmed.

          We operate in a highly competitive market. Our competitors may develop or market alternative technologies or safer or more effective products before we are able to do so.

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

          If and when commercialized, pegloticase will be launched in the treatment-failure gout population, an orphan indication for which there is currently no product commercially available. Products used to treat the symptoms of gout, such as gout flares and synovitis, could be used concomitantly in patients also using pegloticase, as long as symptoms and signs of the disease persist. Other uric acid lowering therapies, such as febuxostat, probenecid, and allopurinol, have not been tested for use in combination with pegloticase.

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

          * Initial sales levels for pegloticase, or any new product candidate, are difficult to predict, and the actual market demand for a new drug such as pegloticase may be different than we anticipate. In the event sales or demand for pegloticase are significantly lower than our internal forecasts our future revenues could be materially harmed.

          Utilizing a product profile based on the results of our Phase 3 and interim OLE study data and our proposed labeling for pegloticase, we have conducted internal and commissioned external market research in order to formulate our internal forecasts on the size of the market for pegloticase. Ultimately, the size of the market and demand for pegloticase will be based on the final approved label language, which may or may not be the same as the proposed label language we have submitted to the FDA, and the marketplace uptake prescription demand for pegloticase which may vary from our internal forecasts. If the final label approved is materially different from that we proposed, the actual market size for pegloticase could be at a significant variance from our internal forecasts, our revenues may be lower or grow more slowly than expected and our business could be materially harmed. Moreover, if the actual rate at which physicians prescribe pegloticase is slower or lower than we have forecasted, our revenues could also be lower or grow more slowly and our business could be materially harmed.

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

          We are party to various license agreements and we intend to enter into additional license agreements in the future. For example, we licensed exclusive worldwide rights to the technology related to pegloticase and the trademark for Puricase from Duke University and Mountain View Pharmaceuticals. Our existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us and we expect that future licenses that we may enter into would impose additional requirements on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

          If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

          Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The patents and patent applications related to pegloticase, if issued, would expire between 2019 and 2028. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

          Our patents also may not afford us protection against numerous competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

          Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us, our licensors or our collaborators that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our licensors or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

          As a result of patent infringement claims, or in order to avoid potential claims, we, our licensors or our collaborators may choose or be required to seek a license from the third-party and be required to pay license fees, royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we, our licensors or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

          Litigation is inherently uncertain and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights and adversely impact our ability to develop and market pegloticase. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:

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

          Virtually all aspects of our business are subject to extensive regulation by numerous federal and state governmental authorities in the United States, including the FDA, as well as by foreign countries where we manufacture or distribute our products. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling, promotion and distribution of pharmaceutical products for human use. All of our current and future product candidates, manufacturing processes and facilities require governmental licensing, registration or approval prior to commercial use, and maintenance of those approvals during commercialization. Prescription pharmaceutical products cannot be marketed in the United States until they have been approved by the FDA, and then can only be marketed for the indications and claims approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a new drug application or a BLA are substantial. The approval process applicable to pegloticase and products of the type we may develop usually takes many years from the commencement of human clinical trials and typically requires substantial expenditures. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Before obtaining regulatory approval for the commercial sale of our products, we are required to conduct pre-clinical and clinical trials to demonstrate that the product is safe, effective and of quality, for the treatment of the target indication. The timing of completion of clinical development activities depends on a number of factors, many of which are outside our control. In addition, we may encounter delays or rejections based upon changes in the policies of regulatory authorities. The FDA and foreign regulatory authorities have substantial discretion to terminate clinical trials, require additional testing, delay, condition or withhold registration and marketing approval, and mandate product withdrawals.

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

          In 2007, the Food and Drug Administration Amendments Act of 2007, or FDAAA was enacted. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. Although we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute products after approval.

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

Risks Relating to an Investment in Our Common Stock

          * Our stock price is volatile, which could adversely affect your investment.

          Our stock price is volatile. Since January 1, 2008, our common stock has traded as high as $28.42 per share and as low as $2.80 per share. The market price of our common stock may be influenced by many factors, including:

•	the timing of obtaining regulatory approval of pegloticase,

•	the disclosure of information relating to the efficacy or safety of pegloticase,

•	announcements of technological innovations or new commercial products by us or our competitors,

•	the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	changes in our earnings estimates and recommendations by securities analysts,

•	period-to-period fluctuations in our financial results,

•	our ability to obtain adequate capital resources to execute our business strategy, and

•	general economic, industry and market conditions.

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

          * Effecting a change of control of our company could be difficult, which may discourage offers for shares of our common stock.

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

          Our certificate of incorporation also authorizes us to issue up to four million shares of preferred stock in one or more different series with terms fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. While our Board of Directors has no current intention or plan to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

ITEM 6. EXHIBITS

a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC. (Registrant)

	By:	/s/ Christopher G. Clement

Christopher G. Clement President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brian J. Hayden

Brian J. Hayden Chief Financial Officer (Principal Financial Officer)

Dated: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1††	Commercial Supply Agreement, dated October 16, 2008, by and between Enzon Pharmaceuticals, Inc. and Savient Pharmaceuticals, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

†† Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.