Form 10-K
period 2008-12-31
SAVIENT PHARMACEUTICALS INC
filed 2009-03-02
CIK 722104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-15313

SAVIENT PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) One Tower Center, 14th Floor, East Brunswick, New Jersey (Address of Principal Executive Offices)	13-3033811 (I.R.S. Employer Identification Number) 08816 (Zip Code)
Registrant’s telephone number, including area code: (732) 418-9300
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value (Title of class)	Nasdaq Global Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by The Nasdaq Global Market on June 30, 2008) was approximately $879,344,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 27, 2009, the number of shares of Common Stock outstanding was 54,730,910.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	the FDA’s consideration of our BLA for our drug product candidate, KRYSTEXXA, and our ability to obtain necessary FDA and foreign regulatory approvals,

•	our ability to complete the development of and commercialize KRYSTEXXA,

•	our ability to collaborate with a partner for the commercialization of KRYSTEXXA in the United States or internationally,

•	our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, and

•	the market size for KRYSTEXXA and its degree of market acceptance.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in various cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward- looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K, including the documents that we have incorporated by reference herein and filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a specialty biopharmaceutical company focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader specialty markets.

We are currently developing one product: KRYSTEXXA™ (pegloticase), formerly referred to as Puricase®, as a therapy for patients with treatment-failure gout, or TFG, to control hyperuricemia and to manage the signs and symptoms of gout. TFG is gout in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with conventional urate-lowering therapy at the maximum medically appropriate dose or for whom conventional urate-lowering therapy is contraindicated. KRYSTEXXA is a biologic PEGylated uricase enzyme being developed for TFG to control hyperuricemia and to manage signs and symptoms of gout, including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares.

In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of KRYSTEXXA, and we reported positive top-line clinical results in December 2007. In February 2008, we also reported positive results for additional secondary endpoints in these Phase 3 trials. In May 2008, we reported interim data from our ongoing Open Label Extension, or OLE, study. In October 2008, we reported further details of the data from our Phase 3 trials, as well as the interim results for the OLE study, which provided additional data on the safety and efficacy of KRYSTEXXA in patients treated for up to one year or longer.

We are conducting the OLE study in patients who have completed the Phase 3 clinical trials. In the OLE study, patients chose to continue to receive KRYSTEXXA treatments every two weeks or every four weeks, or to participate in an observation-only arm. We are also conducting a re-exposure study in patients at four clinical sites that participated in the KRYSTEXXA early development studies in order to determine whether patients who are re-exposed to KRYSTEXXA after a prolonged drug-free interval tolerate the drug well. These patients had not received KRYSTEXXA treatment since completing the Phase 1 or Phase 2 study in which they participated.

In October 2008, we submitted a Biologic License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for KRYSTEXXA, and in December 2008, the FDA notified us that the BLA was accepted for priority review. In January 2009, the FDA notified us of the acceptance of the trade name KRYSTEXXA as the proprietary name for pegloticase.

In November 2008, after the resignation of our Chief Executive Officer Christopher Clement, our Board of Directors established a BLA Oversight Committee of the Board with responsibility for oversight and management of our efforts to obtain FDA approval of our BLA for KRYSTEXXA and for the drug’s commercial launch. The committee conducted a comprehensive review of the BLA filing. In January 2009, our Board of Directors formally retained, as a consultant, Dr. Lee S. Simon, who is one of our directors, to more closely supervise the BLA process and the FDA Advisory Panel preparation.

The BLA Oversight Committee identified areas of the previously submitted BLA for KRYSTEXXA that the committee believed could be strengthened and clarified by amending the BLA. As a result, in January 2009, we submitted to the FDA amendments to the BLA for KRYSTEXXA to further clarify the BLA and to respond to FDA review-related questions. The FDA determined that the amendments to the BLA constituted major amendments, and so the FDA elected under applicable procedures to extend its review period by three months, establishing a revised target Prescription Drug User Fee Act action date, or PDUFA date, of August 1, 2009 for our BLA submission. The FDA also notified us that it has delayed the Arthritis Advisory Committee meeting that had been scheduled for March 5, 2009.

Our strategic plan is to advance the development and regulatory review of KRYSTEXXA and seek FDA approval of the BLA filing for the product. We continue to evaluate potential worldwide collaborations or strategic transactions with third parties involving KRYSTEXXA in the United States and internationally in order to optimize shareholder value. If we are unsuccessful in consummating a collaboration or broader strategic transaction, we would then independently pursue the commercialization of KRYSTEXXA in the United States.

Currently, we sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin® and our authorized generic version of oxandrolone through an agreement with Watson Pharma, Inc., or Watson. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories. We distribute the Oxandrin brand product directly through wholesalers.

The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin and our authorized generic oxandrolone product. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease.

We currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA.

KRYSTEXXA™ (pegloticase)

KRYSTEXXA is a biologic PEGylated uricase being developed as a therapy for patients with TFG to control hyperuricemia and to manage signs and symptoms of gout including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares. We produce uricase through a recombinant process in which genetically-engineered bacteria produce uricase. We then PEGylate the resulting uricase in order to decrease the rate at which the human body would otherwise clear the uricase. PEGylation refers to a process in which a molecule is modified by attaching a polyethylene glycol polymer chain to it. With KRYSTEXXA, we PEGylate uricase by attaching methoxypolyethylene glycol, or mPEG, to it.

Gout develops when urate, which is a derivative of uric acid, accumulates in the tissues and joints as a result of elevation of blood concentration of urate persisting for years to decades. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and tissue deposits of urate which may occur in concentrated forms, or gout tophi. Patients with severe gout have an associated increased risk of kidney failure and increased risk of cardiovascular disease. Uricase is an enzyme that is not naturally expressed in humans, but is present in almost all other mammals. Uricase eliminates uric acid from the body by converting it to allantoin, which is easily excreted by the kidney. Uric acid is poorly soluble in blood and tends to precipitate when the blood concentration is too high. In contrast, allantoin is easily soluble in blood and does not tend to precipitate in the body tissues or in urine. We believe that treatment with KRYSTEXXA will control hyperuricemia by eliminating uric acid in the blood and tissue deposits of urate, thereby providing clinical benefits in addition to controlling hyperuricemia.

KRYSTEXXA received “orphan drug” designation from the FDA in 2001. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the use for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications to market the same drug for the same use may not be approved in the United States for a period of seven years, except in limited circumstances, such as if a competitive product is shown to be clinically superior to the original product. Orphan drug designation of KRYSTEXXA does not prevent competitors from introducing different competing drugs for the same orphan indication that is covered by KRYSTEXXA’s orphan designation.

Phase 1 Trials

In 2001, we conducted the first of two Phase 1 clinical trials at the Duke University Medical Center, using subcutaneous delivery of KRYSTEXXA. The results demonstrated that over the three-week period of observation, uric acid levels decreased as the dosage of KRYSTEXXA increased. Two of thirteen individuals participating in the study experienced allergic-type reactions. Therefore, we terminated the trial and abandoned the subcutaneous delivery approach.

We completed a second Phase 1 clinical trial in 2003 in which KRYSTEXXA was administered intravenously. The results of this trial demonstrated that plasma uric acid levels decreased as blood level of KRYSTEXXA enzyme activity increased. This trial allowed us to identify a minimum effective dosage of KRYSTEXXA and the dosage at which plasma uric acid levels were no longer improved by increasing the dosage of KRYSTEXXA, which is referred to as a dose-response plateau. In the second Phase 1 intravenous trial, no clinical allergic responses were observed, no infusion reactions were reported, and no adverse reactions at the site of intravenous infusion were noted.

Phase 2 Trials

In 2004, we conducted an open label, randomized, three-month Phase 2 safety and efficacy clinical trial of KRYSTEXXA to determine an appropriate dose and dose regimen and to support further testing in pivotal Phase 3 trials. There were forty-one participants in this trial. The results of the study confirmed and extended the single dose data obtained in Phase 1, again showing a minimum effective dose and a dose-response plateau in terms of plasma uric acid normalization. These results supported our view as to KRYSTEXXA’s potential efficacy in reducing circulating uric acid. The most common adverse events observed in the Phase 2 trial were gout flares. In addition, 44% of patients experienced one or more adverse events that we determined may have been related to the study infusion. No other important safety concerns arose from the Phase 2 data set.

Phase 3 Trials

Based on the results of our end-of-Phase 2 meeting with the FDA and post-meeting interactions, in December 2005, we submitted a protocol to the FDA under a Special Protocol Assessment, or SPA, for a Phase 3 clinical trial for KRYSTEXXA. In May 2006, we received written notification from the FDA concurring that the Phase 3 protocols that we had specified were adequate to address the objectives of our Phase 3 clinical program. In June 2006, we began patient dosing in our two replicate Phase 3 clinical trials of KRYSTEXXA for the treatment of TFG, and patient recruitment was completed in March 2007.

These trials were multicenter, randomized, double-blind, placebo-controlled trials comparing KRYSTEXXA 8 mg taken every two weeks or every four weeks to placebo in patients with TFG. Subjects were randomized to the two treatment groups and placebo in a 2:2:1 ratio, meaning that for every one patient in the placebo group there were two patients in the every two weeks dosing group and two patients in the every four weeks dosing group. Subjects were stratified by presence or absence of tophi. In order to maintain the blinded nature of the studies, patients in the every four weeks dosing group received a placebo dose two weeks after each dose.

The duration of each study was 26 weeks, including two weeks for screening and 24 weeks of treatment. The trials enrolled male and female patients at least 18 years old, hyperuricemic (with a serum uric acid level of at least 8 mg/dL) with symptomatic gout (at least three gout flares experienced in the 18 months prior to entry, or at least one gout tophus, or gouty arthritis) and for whom conventional urate-lowering therapy was contraindicated or had been ineffective. After completion of each study, subjects were offered the option of continuing active treatment for up to an addtional 24 months in the open label extension study.

In the first clinical trial of the two replicate studies conducted in the U.S. and Canada, there were 104 patients dosed (comprising the intent-to-treat population): 43 in the KRYSTEXXA every 2 weeks dose group, 41 in the KRYSTEXXA every 4 weeks dose group, and 20 in the placebo group. In the second clinical trial of the two replicate studies conducted in the U.S. and Mexico, there were 108 patients dosed (comprising the intent-to-treat population): 42 in the KRYSTEXXA every two weeks dose group, 43 in the KRYSTEXXA every four weeks dose group, and 23 in the placebo group.

We completed the in-life portion of our Phase 3 clinical trials of KRYSTEXXA in October 2007. The results from the Phase 3 trials showed that KRYSTEXXA 8 mg administered by a two-hour intravenous infusion every two weeks met the primary efficacy endpoint (statistically significant as compared to placebo) in the intent-to-treat (received at least one dose of study drug) analyses in each of the two replicate, six-month Phase 3 clinical trials. The every four weeks dose group also met the primary efficacy endpoint (statistically significant as compared to placebo). The primary efficacy endpoint specified in the protocol was the normalization of plasma uric acid for more than 80% of the time during months three and six of the clinical trials.

In the first clinical trial of the two replicate studies, the proportion of patients who met the primary endpoint for the every two weeks dose group was 47% (p is less than 0.001 as compared to placebo), and the proportion of patients who met the primary endpoint for the every four weeks dose group was 20% (p is equal to 0.044 as compared to placebo). In the second clinical trial of the two replicate studies, the proportion of patients who met the primary endpoint for the every two weeks dose group was 38% (p is less than 0.001 as compared to placebo), and the proportion of patients who met the primary endpoint for the every four weeks dose group was 49% (p is less than 0.001 as compared to placebo). Pooled across both studies, the proportion of patients who met the primary endpoint for the every two weeks dose group was 42% (p is less than 0.001 as compared to placebo), and the proportion of patients who met the primary endpoint for the every four weeks dose group was 35% (p is less than 0.001 as compared to placebo). The proportion of patients who met the primary endpoint for the placebo group was zero in both trials.

We assessed the following secondary endpoints using pre-specified pooled analyses (both studies combined) of each KRYSTEXXA treatment group as compared to placebo:

•	the proportion of patients with a tophus complete response, which is the elimination of a tophus without worsening of any other tophus or the appearance of a new tophus,

•	reduction in number of tender joints,

•	reduction in number of swollen joints,

•	improvement in the clinician’s global assessment of disease activity,

•

improvement in patient-reported outcomes as measured by patient’s assessment of pain, patient’s global assessment of disease activity and patient’s assessment of disability using the Health Assessment Questionnaire,

•	improvement in patient-reported outcomes as measured by patient’s assessment of health-related quality of life using the Medical Outcomes Survey Short Form 36, or SF-36, and

•	reduction in the incidence and frequency of gout flares.

The following endpoints for the KRYSTEXXA every two weeks dose groups were statistically significant as compared to placebo:

•

elimination of gout tophi in 40% of subjects who received KRYSTEXXA as compared to 7% who received placebo. This endpoint also achieved statistical significance in each of the two studies individually,

•	reduction in the number of tender joints and improvement in the clinician’s global assessment of disease activity,

•	improvement in the patient-reported outcomes as measured by patient’s global assessment of disease activity and patient’s assessment of disability using the Health Assessment Questionnaire,

•

improvement in patient-reported outcomes as measured by patient’s assessment of overall health-related quality of life and pain as measured by the SF-36 physical component summary and bodily pain domain, and

•

reduction in the incidence and frequency of gout flares. As expected, we observed an increase in the incidence and frequency of gout flares in months one through three of the trial as compared to placebo, followed by a reduction in the incidence and frequency of gout flares in months four through six of the trial as compared to placebo. This is a common effect of urate-lowering treatments.

The following endpoints in the KRYSTEXXA every two weeks dose groups were not statistically significant as compared to placebo:

•	reduction in swollen joints, and

•	the mental component summary and the other dimensions (other than bodily pain) as measured by the SF-36 physical component summary.

The primary endpoints were also met in the every four weeks dose group, though fewer of the secondary endpoints were met than in every two weeks dose group. As discussed further below, the every two weeks dose regimen, we believe, presents a much clearer path toward FDA approval, so we have determined to focus exclusively on this dosing regimen and have recommended only this dosing regimen for approval in the amended BLA.

The most common adverse events in the trials were gout flares, which occurred in 76% of patients in the every two weeks dose group, 83% of patients in the every four weeks dose group, and 81% of patients in the placebo group. An initial increase in gout flares (followed by a later decrease in gout flares) is an expected side effect of urate-lowering therapies. Standard gout flare medicines, such as colchicine or non-steroidal anti-inflammatory drugs, were administered to help prevent gout flares. The second most common adverse events in the trials were infusion reactions, which occurred in 26% of patients in the every two weeks dose group, 40% of patients in the every four weeks dose group and 5% in the placebo group. Most infusion reactions were managed by slowing the infusion or by stopping and restarting the infusion at a slower rate. Sometimes the physician also administered intravenous fluid or additional antihistamine or anti-inflammatory drugs to treat the infusion reaction. As a prophylactic measure, all patients received a standardized regimen of glucocorticoids, antihistamines and acetaminophen to help mitigate the occurrence and severity of infusion reactions. Eleven of 169 KRYSTEXXA-treated patients in the Phase 3 clinical trials, or 6.5%, had an infusion reaction reported as a severe adverse event, and 12% withdrew because of infusion reactions.

In late January 2009, under the auspices of the BLA oversight committee of the board, we completed a formal blinded and unblinded post-hoc adjudication of all cardiovascular events included in reports of serious adverse events and serious infusion reactions from the Phase 3 trial. Our evaluation was predicated on the Anti-Platelet Trialist Collaborative, or APTC, assessment criteria, which is a standardized approach that the FDA has widely accepted as a method of evaluating cardiovascular risk. APTC cardiovascular events include deaths, nonfatal myocardial infarction and nonfatal stroke. As a result of the review, we concluded that there were three APTC cardiovascular events in the KRYSTEXXA treatment arms of the Phase 3 trials (not including the OLE study) and none in the comparator placebo treatment arm. We also found that there were 10 non-APTC cardiovascular events in the treatment arms and no non- APTC cardiovascular events in the comparator placebo treatment arm. In addition, we evaluated cardiovascular events in the Phase 2 trial and the OLE study. However, because there was no placebo arm in the Phase 2 trial or the OLE study, there were no comparative results between the treatment group and the placebo group.

In late January 2009, we completed an additional analysis by reviewing all cause mortality in the Phase 3 trials and the OLE study. In that review, we noted that in the Phase 3 trials, there was a 2:2:1 randomization used, meaning that four times as many patients were receiving KRYSTEXXA treatment than placebo. We determined that five deaths were in the KRYSTEXXA treatment arm of the combined Phase 3 trials and the OLE study, and three deaths were in the placebo comparator arm of the Phase 3 trials.

Open Label Extension Study

We are conducting the OLE study for patients who have completed the Phase 3 trials. In the OLE study, patients were permitted to choose to go on or continue on KRYSTEXXA every two weeks or every four weeks or enter an observation arm. One hundred fifty-one patients elected to enroll in the OLE study, 82 of whom elected to receive treatment every two weeks, sixty-seven of whom elected to receive treatment every four weeks and two of whom elected to be observed. As of February 2009, 110 patients remain in the OLE study, 51 of whom continue to receive treatment every two weeks, 38 of whom continue to receive treatment every four weeks and 21 of whom have elected to be observed.

The OLE study uses the efficacy assessments and safety measures used in the Phase 3 trials. While there is no placebo comparator arm, the interim efficacy and safety findings of KRYSTEXXA in the OLE study were consistent with the randomized controlled trials.

Re-Exposure Study

A common issue with biologics is that there may be a more pronounced immune response upon re-exposure to the biologic after a prolonged drug-free period. This can lead to reduced effectiveness of the biologic upon a later re-exposure to the drug, and potentially present safety issues. We are conducting a re-exposure study in patients at four clinical sites that participated in KRYSTEXXA early development studies in order to determine whether patients who are re-exposed to KRYSTEXXA after a prolonged drug-free interval tolerate the drug. These patients had not received KRYSTEXXA treatment since completing the Phase 1 or Phase 2 study in which they participated. We expect the re-exposure study, which enrolled a total of seven patients, to be completed by April 2009.

BLA Filing

In October 2008, we submitted our BLA to the FDA seeking approval to market KRYSTEXXA in the United States, and in December 2008, we were notified that the BLA was accepted with priority review status. The FDA also notified us of the acceptance of the trade name KRYSTEXXA as the proprietary name for pegloticase in January 2009. We also received acceptance by the European Medicines Agency, or EMEA, of the trade name KRYSTEXXA for the European Union.

We submitted amendments to our BLA in late January 2009 to strengthen and clarify the data included in the BLA and to address review-related questions from the FDA. The key amendments to the BLA include:

•

Clearer Data on Cardiovascular Profile. We provided the results of our formal blinded and unblinded post-hoc adjudication of all cardiovascular events included in reports of serious adverse events and serious infusion reactions from the Phase 2 and Phase 3 trials and the OLE study.

•

Updated Immunogenicity Guidance. We performed additional review and analyses of the immunogenicity data in the Phase 3 trials to further understand the immune response to the drug. We found that antibody development followed a very predictable pattern, developing early following the initiation of therapy and, in most cases, by month four, and then remaining consistent throughout the patient’s participation in the Phase 3 trials and the OLE study. Those patients who developed high antibody titers were found to have a higher incidence of infusion reactions. We also concluded that patients who developed high antibody titers also had a corresponding risk of losing a uric acid response. We concluded that the effect of immunogenicity can be determined by a loss of uric acid response within the first four months of treatment. Loss of uric acid control can be readily detected by physicians monitoring a standard laboratory serum uric acid level. As a result, patients who should not continue to receive KRYSTEXXA can be identified within the first four months of treatment by a standard single tool. Based on these findings and conclusions, we are proposing labeling that provides practical guidance for physicians to manage both the benefit of the therapy and potential risk related to immunogenicity and infusion reactions.

•

Revised REMS Program and Postmarket Study. Based on these new analyses and data, we determined that our BLA for KRYSTEXXA would be strengthened by revising the Risk Evaluation Mitigation Strategy, or REMS, program for KRYSTEXXA. The revised REMS program that we proposed is based on an Elements to Assure Safe Use program. This program is based on a performance linked access program for prescribers, infusion sites and patients that will be required to enroll in this annual program and be certified in order to prescribe, administer or receive KRYSTEXXA. We also revised our previously proposed 1,000 patient observational study so that it would instead comprise an expanded voluntary registry of up to 3,000 patients taking KRYSTEXXA for up to five years. The registry would capture more detailed information on adverse events than can be obtained through spontaneous adverse event reporting. It may also capture information regarding the long-term effectiveness of KRYSTEXXA, prescribing patterns and quality of life outcomes for patients on KRYSTEXXA therapy, as well as additional information about cardiovascular and infusion reaction adverse events.

•

Revised Recommended Dosing Regimen and Indication. We are recommending pegloticase 8 mg every two weeks as a therapy for patients with TFG to control hyperuricemia and to manage signs and symptoms of gout including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares.

Although both the every two weeks dose regimen and every four weeks dose regimen for KRYSTEXXA met the primary efficacy endpoint in the Phase 3 trials, the every two weeks dose regimen, we believe, presents a much clearer path toward FDA approval due to its more robust risk-to-benefit profile. As a result, we have determined to focus exclusively on the every two weeks dose regimen and have recommended only this dosage for approval with the amended BLA. We have determined not to seek FDA approval for the every four weeks dose in the amended BLA.

The FDA determined that the amendments to the BLA constituted major amendments, and so the FDA elected under applicable procedures to extend its review period of the BLA for KRYSTEXXA by three months, establishing a revised PDUFA date of August 1, 2009. The FDA also notified us that it has delayed the Arthritis Advisory Committee meeting that had been scheduled for March 5, 2009.

As part of the FDA’s review of our BLA for KRYSTEXXA, it will conduct pre-approval inspections of selected clinical sites, selected third-party contract manufacturers and our corporate headquarters. These inspections are ongoing. However, in January 2009, the U.S. Department of State issued a travel restriction for government employees in certain areas of Israel as a result of the recent military actions there. As a result, the planned inspection of our third-party manufacturer of the active pharmaceutical ingredient, or API, of KRYSTEXXA, Bio-Technology General Israel Ltd. (a subsidiary of Ferring Pharmaceuticals, or Ferring, and formerly owned by us), or BTG, which had been scheduled for January 2009, has been postponed due to the facility’s location in the restricted travel region in Israel. A successful site inspection of our contract manufacturing facilities in Israel is a requirement for FDA approval of the BLA for KRYSTEXXA.

Manufacturing

We do not own or operate our own manufacturing facilities and have historically used third-party contract manufacturers to manufacture our products under the oversight and supervision of our technical operations personnel. Although we intend to continue to rely on contract manufacturers to produce our products, we have recruited personnel with manufacturing experience to oversee the production and release of KRYSTEXXA.

The manufacturing process for pegloticase, which is the API of KRYSTEXXA, consists of the production of uricase through a recombinant process in which a genetically-engineered bacteria produces uricase, followed by its purification, PEGylation, further purification and formulation to produce the bulk liquid API. The bulk API is then aseptically filled into single dose vials. The manufacturing process and the analytical methods used to test KRYSTEXXA and its intermediates have been validated as required by regulatory agencies prior to licensure.

All clinical supplies of the API were produced by BTG, with aseptic filling being performed either by BTG, Wasserburger Arzneimittelwerk or Enzon Pharmaceuticals, which we refer to as Enzon. If we obtain FDA approval of our BLA filing, we plan to launch KRYSTEXXA with API produced at BTG, but with aseptic filling and finishing performed by Enzon. In support of these plans, we have transferred the filling and finishing process to Enzon and have submitted data in the BLA from validation batches filled at Enzon from API manufactured at BTG.

The production of the API is based on a recombinant microorganism, the subject of an issued patent owned by Duke University, or Duke, and licensed exclusively to us, as well as published patent applications owned directly by us. The manufacturing processes used in the production of the API consist in most part of standard biotechnological techniques, except for the PEGylation step. The manufacturing process steps are covered by published patent applications owned directly by us and by an issued patent exclusively licensed to us by Mountain View Pharmaceuticals, or Mountain View.

As soon as is practicable, we plan to seek the amendment of the license of KRYSTEXXA from Mountain View to permit the use of API manufactured by a second contract manufacturing organization, Diosynth RTP, or Diosynth, which is located in the United States. However, we will continue to rely on a single source of supply, NOF Corporation, or NOF, for mPEG, the PEGylation reagent. We also plan to continue to rely on a single provider of fill and finish services, Enzon. In support of our plans to commercialize KRYSTEXXA, we have entered into agreements with BTG and Enzon for the supply of commercial materials and with NOF for supply of the PEGylation reagent.

For more information on our agreements with BTG, Diosynth, NOF and Enzon, please see
“—Manufacturing, Supply, Distribution and Other Arrangements”.

Sales and Marketing

If the BLA for KRYSTEXXA receives FDA approval, we may seek to commercialize KRYSTEXXA ourselves, or collaborate with a third party to commercialize KRYSTEXXA in the United States. We would expect to collaborate with a third party in any event to commercialize KRYSTEXXA outside of the United States.

If we commercialize KRYSTEXXA in the United States ourselves, rheumatologists will be our primary target audience for our marketing and sales activities relating to KRYSTEXXA. Although the majority of gout patients are seen in primary care settings, the most difficult cases are typically referred to rheumatologists. There are approximately 4,500 rheumatologists in the United States. Administration of biologic therapy via intravenous infusion is well-established in clinical practice in the rheumatology setting as there are two widely used pharmaceutical products used for the treatment of rheumatoid arthritis that are administered via intravenous infusion. The key opinion leaders in the gout field are rheumatologists, many of whom have been involved in the clinical development program for KRYSTEXXA.

A subset of nephrologists see a high volume of complicated gout patients, due to co-morbidity of gout with renal disease, and the use of calcineurin inhibitors (which exacerbate hyperuricemia) in kidney transplant recipients. Nephrologists mainly administer infused therapies in the hospital setting. If we commercialize KRYSTEXXA ourselves in the United States, we plan to target these approximately 1,000 specialized nephrologists who we have determined have potential for adoption of KRYSTEXXA.

Infusion nurses play a critical role for any infused product because they both perform the administration and are with the patient throughout the entire time of the infusion, providing a potential educational channel to patients. If we commercialize KRYSTEXXA ourselves in the United States, we also plan to target infusion nurses for field force calls.

We do not currently have an existing field force as we do not actively promote any products at this time. In preparation for the launch of KRYSTEXXA, we have conducted field force sizing analyses based on these target audiences and presently believe that a field force of 60 specialty representatives will be adequate and cost-effective for launch. If we commercialize KRYSTEXXA ourselves in the United States, in hiring these specialty representatives, our hiring criteria will stress experience in selling infused biologics, especially in the rheumatology field. We have already begun hiring efforts for an experienced sales management team, and expect to identify and interview specialty representatives in the months leading up to a possible FDA approval. We are also in the process of hiring a staff of corporate account directors to manage relationships with key payor organizations. We plan to time these hires so that our commitments increase only as our expectations regarding BLA approval become more certain.

Oxandrin and oxandrolone

Oxandrin is an oral synthetic derivative of testosterone used to promote weight gain following involuntary weight loss related to disease or medical condition. We sell Oxandrin in both 2.5 mg and 10 mg tablets. We first introduced Oxandrin in the 2.5 mg strength in December 1995 and followed with the 10 mg tablet in October 2002. We introduced the 10 mg strength to reduce the number of tablets required to be taken by patients taking 20 mg a day, which is a common dosage. For the years ended December 31, 2008 and 2007, approximately 40% and 46%, respectively, of all Oxandrin prescriptions were being filled with the 10 mg tablet. Since our 1995 launch of Oxandrin, our Oxandrin sales have been primarily for the treatment of patients suffering from HIV/AIDS-related weight loss.

Our financial results have been partially dependent on sales of Oxandrin since its launch in December 1995. Generic competition for Oxandrin began in December 2006. The introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse affect on our financial results and cash flow. In response to the generic competition, we scaled back some of our business activities and eliminated our sales force related to the product. As a result, Oxandrin has become a less significant product for our future operating results.

In response to the December 2006 introduction of generic competition for Oxandrin, we, through our distribution partner Watson, began distributing an authorized generic version of oxandrolone tablets, USP C-III, an Oxandrin brand equivalent product. The authorized generic version of oxandrolone tablets has met all quality control standards of the Oxandrin brand and contains the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.

Sales of Oxandrin and our authorized generic version of oxandrolone accounted for 95%, 99% and 100% of our 2008, 2007 and 2006 revenues, respectively.

Manufacturing, Supply, Distribution and Other Arrangements

KRYSTEXXA

Bio-Technology General Israel Ltd. (a subsidiary of Ferring Pharmaceuticals)

In March 2007, in connection with our sale of BTG to Ferring, we entered into commercial supply and development agreements with BTG, pursuant to which BTG serves as the manufacturer and commercial supplier of the API for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provides support with respect to our BLA for KRYSTEXXA.

Under our commercial supply agreement with BTG, we are obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of API that we expect to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 12 months within specified limits. As of December 31, 2008, based on our latest forecast, we were obligated to purchase an aggregate of approximately $4.1 million of API during 2009. During 2008 and 2007, we paid to BTG non- refundable fees of $2.2 million and $4.6 million, respectively, to reserve manufacturing capacity relating to our potential future orders of KRYSTEXXA. We recorded these capacity reservation fees, which may be credited as a discount against future orders of KRYSTEXXA, as research and development expenses as they were incurred. Under the commercial supply agreement, BTG is obligated to manufacture for us our firmly forecasted commercial supply of KRYSTEXXA and we are obligated to purchase from BTG at least 80% of our worldwide requirements of API. However, if BTG produces specified numbers of failed batches of API within one or more calendar quarters, then we may purchase all of our KRYSTEXXA requirements from other suppliers until BTG demonstrates to our reasonable satisfaction that it has remedied its supply failure. In addition, if our product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then we may purchase from other suppliers our KRYSTEXXA requirements that exceed BTG’s capacity.

Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of API under the commercial supply agreement, either we or BTG may provide three years advance notice to terminate the commercial supply agreement, effective no earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

Diosynth RTP, Inc.

In August 2007, we entered into a services agreement with Diosynth, pursuant to which Diosynth is preparing to serve as our secondary source supplier in the United States of API for KRYSTEXXA. Under the agreement, we are obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. As of December 31, 2008, we were obligated to make approximately $10.6 million of milestone payments relating to technology transfer activities during 2009.

We paid Diosynth a $1.0 million fee in 2007 for the reservation of manufacturing capacity required for the production of validation batches in connection with approving Diosynth as our secondary source supplier. We recorded this capacity reservation fee, a portion of which was credited against past milestone payments and a portion of which will be credited against future milestone payments, as research and development expenses as they were incurred.

Either we or Diosynth may terminate this agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement at any time upon 45 days advance notice. If we terminate the agreement other than for Diosynth’s breach, or if Diosynth terminates the agreement for our breach, we must pay Diosynth a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within thirty days after any written notice from Diosynth that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

We estimate that Diosynth will be able to commence its commercial supply of API for KRYSTEXXA as our secondary source supplier during the second half of 2010, at the earliest. This estimate assumes the successful completion of the technology transfer, the execution of validation batches meeting the same quality standards as those produced by BTG, and the FDA’s satisfactory inspection and regulatory approval of the Diosynth manufacturing facilities. We and Diosynth will jointly make a go/no-go decision to have Diosynth proceed with commercial manufacturing following the evaluation of various preliminary manufacturing runs.

NOF Corporation (Japan)

In May 2007, we entered into a supply agreement with NOF pursuant to which NOF serves as our exclusive supplier of mPEG, which is used in the PEGylation process to produce KRYSTEXXA. We must purchase our entire supply of mPEG from NOF unless NOF fails to supply at least 75% of our firm orders, in which case we may obtain mPEG from a third party until NOF’s supply failure is remedied to our reasonable satisfaction.

Under the agreement, we are obligated to make specified minimum purchases of mPEG from NOF. We must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG that we expect to require in the following eighteen months. The first six months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next twelve months within specified limits. As of December 31, 2008, we were obligated to purchase mPEG at an aggregate cost of approximately $1.5 million during 2009 and $2.3 million during 2010. For any given year, upon three months advance notice, we may terminate our minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. Under the agreement, NOF was obligated to supply us with three mPEG validation batches during 2007 and prepare a Type II Drug Master File, or DMF, for submission to the FDA. NOF filed its Type II DMF with the FDA in December 2007 and it remains obligated under the agreement to use commercially reasonable efforts to submit a DMF, or its equivalent, to the appropriate regulatory agency in one additional country or the European Union.

Our agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least twelve months before the expiration of the initial term. Prior to the expiration of the term, either we or NOF may terminate the agreement for convenience upon twenty-four months advance notice. Either we or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if we terminate the agreement for NOF’s breach or bankruptcy, we may require NOF to continue to supply mPEG for up to two years following the termination date. If we terminate the agreement for convenience or NOF terminates the agreement for our breach, we must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

Enzon Pharmaceuticals

In October 2008, we entered into a non-exclusive commercial supply agreement with Enzon, which replaced our 2006 service agreement with Enzon. Under the terms of the commercial supply agreement, Enzon has agreed to fill, inspect, package, test and provide specified product support services for the final KRYSTEXXA product. In return, if KRYSTEXXA receives FDA marketing approval, we will purchase from Enzon product and product support services during 2009 and 2010 at an aggregate cost of approximately $1.3 million and $0.8 million, respectively. These purchase obligations are based on a rolling forecast that we have agreed to provide to Enzon on a quarterly basis setting forth the total amount of final product that we expect to require in the following twenty-four months. The first six months of each forecast will represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next twelve months within specified limits. If we cancel batches subject to a firm order, we must pay Enzon a fee. Under the agreement, we are also obligated to pay Enzon a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Enzon’s production of the final product. During 2008, we incurred $0.3 million in capacity reservation fees. We recorded this capacity reservation fee as research and development expenses when incurred.

After October 2009, either we or Enzon may terminate the agreement upon twenty-four months advance notice given thirty days before each year’s anniversary date of the agreement. Either we or Enzon may also terminate the agreement in the event of insolvency or uncured material default in performance by either party, or in the event that the FDA does not approve our BLA for KRYSTEXXA and such disapproval is final or not appealed by us. In addition, if the FDA delays approval of our BLA, the obligations of both parties will be held in abeyance for up to eighteen months pending such approval, after which Enzon may terminate the agreement immediately and without penalty.

We believe that our current arrangements for the supply of clinical and commercial quantities of KRYSTEXXA API and finished form KRYSTEXXA will be adequate to complete our clinical development program and to satisfy our currently forecasted commercial requirements of KRYSTEXXA.

Mountain View Pharmaceuticals, Inc. and Duke University

We are party to an exclusive royalty bearing license agreement with Mountain View and Duke, originally entered into in August 1997 and amended in November 2001, granting us rights under technology relating to mammalian and non-mammalian uricases, and Mountain View’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, we also have the exclusive license to the trademark Puricase, which is a registered trademark of Mountain View and was available for potential use as the proprietary name of the product candidate we now refer to as KRYSTEXXA. However, if we elect not to use the trademark Puricase, or if we otherwise fail to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then Mountain View would retain all rights to use the trademark Puricase.

Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. The agreement requires us to pay to Mountain View and Duke quarterly royalty payments within sixty days after the end of each quarter based on net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us or our sub-licensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sub-licensees during any quarter. During the year ended December 31, 2008, we made aggregate milestone payments to Mountain View and Duke of $0.5 million upon the filing of our BLA. We are also required to pay up to an aggregate of approximately $1.8 million to Mountain View and Duke if we successfully commercialize KRYSTEXXA and attain specified KRYSTEXXA sales targets. In addition, if we obtain regulatory approval in one of five major global markets, which includes FDA approval in the United States, we will be required to make aggregate milestone payments of approximately $0.8 million to Mountain View and Duke. As of December 31, 2008, we have made aggregate payments of approximately $1.7 million to Mountain View and Duke for the achievement of milestones under this agreement.

The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. We may terminate this agreement in one or more countries with six months prior notice, and we may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either we or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement for the other party’s bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to us with respect to the terminated countries under the agreement, including regulatory applications and preclinical and clinical data, revert to Mountain View and Duke and we are permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

Oxandrin

Gedeon Richter Ltd.

In February 1999, we entered into a supply agreement for oxandrolone bulk API with Gedeon Richter Ltd., or GRL, pursuant to which GRL served as our exclusive manufacturer and distributor of oxandrolone bulk API in the United States. Under the agreement, we were required to make specified minimum purchases. In April 2007, in response to the introduction of generic forms of oxandrolone tablets by competitors, we and GRL mutually agreed to amend the supply agreement. Under the terms of the amended agreement, we and GRL eliminated our future purchase commitment obligations and the provisions for supply exclusivity, and we purchased GRL’s remaining inventory of oxandrolone bulk API. The initial term of the amended agreement will expire in December 2010 and automatically renews for successive one-year periods until such time as we or GRL terminate the agreement with advance notice of one year.

DSM Pharmaceuticals, Inc.

In December 2002, we entered into a supply agreement with DSM Pharmaceuticals, Inc., or DSM, for the manufacture of 2.5 mg and 10 mg Oxandrin tablets. Under the agreement, which was amended in April 2007, we are obligated to supply DSM with sufficient quantities of oxandrolone bulk API, which we acquire from GRL, for DSM’s production of the Oxandrin tablets. We are obligated to submit a rolling forecast to DSM on a monthly basis setting forth the total quantity of Oxandrin tablets that we expect to require in the following eighteen months. The first six months of each forecast represent a rolling firm irrevocable order. Our agreement with DSM will expire in December 2010 unless earlier terminated by mutual agreement of the parties. Either we or DSM may terminate the agreement at any time in the event of insolvency or uncured material breach by the other party.

Oxandrolone

Watson Pharma, Inc.

In June 2006, we entered into a supply and distribution agreement with Watson, pursuant to which Watson serves as the exclusive U.S. distributor of our authorized generic version of oxandrolone tablets, an Oxandrin-brand equivalent product that we supply to Watson. Under the agreement, we began providing oxandrolone to Watson for U.S. distribution in December 2006. We receive a significant portion of the gross margin earned by Watson on the sale of the product.

The agreement has an initial term ending in June 2016, after which it will automatically renew for successive two-year periods unless we or Watson terminate upon one year’s advance notice. Either we or Watson may terminate the agreement upon one year’s advance notice, provided that such notice be delivered no sooner than December 2010. Either we or Watson may terminate the agreement at any time in the event of insolvency or uncured material breach by the other party.

Sales and Distribution

We sell Oxandrin in the United States through our distributor, Integrated Commercialization Services, Inc., or ICS, mainly to three drug wholesaler customers: Cardinal Health, AmerisourceBergen Corp. (the parent of ICS) and McKesson Corp. Our sales to these three wholesalers as a percentage of our total gross sales relating to continuing operations were 83%, 82% and 87% for the years ended December 31, 2008, 2007 and 2006, respectively. In December 2006, we began selling oxandrolone to Watson for distribution in the United States.

Sales of oxandrolone through Watson accounted for approximately 44%, 34% and 1% of our 2008, 2007 and 2006 gross sales respectively.

Research and Development

Our research and development expenses related to continuing operations were $55.5 million, $50.9 million and $21.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, all of which were incurred in the development of KRYSTEXXA. In the first quarter of 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 affirmed as a consensus the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, we have deferred approximately $1.3 million of these costs as of December 31, 2008 and have amortized approximately $0.6 million of these costs into expense for the year ended December 31, 2008, based on services performed. The net deferred balance of $0.7 million as of December 31, 2008 is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $2.5 million and $5.6 million of fees incurred during the years ended December 31, 2008 and 2007, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities for future potential orders of KRYSTEXXA.

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Israel-United States Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA if and when commercial sale commences. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of our annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. Our aggregate principal repayment obligation plus interest to OCS and BIRD if we successfully launch KRYSTEXXA and, as per our agreements with BTG and Diosynth, manufacture 20% of our annual worldwide bulk product requirements outside of Israel, is approximately $3.3 million at December 31, 2008.

If the FDA approves our BLA, we plan to initiate a REMS program including a voluntary patient registry. Although we currently do not have any material commitments associated with the REMS program and patient registry, we expect to spend approximately $8.0 million to $25.0 million on these programs over the next five years, which would be funded from revenues from the sale of KRYSTEXXA. We may have significant additional obligations and commitments in the future related to the REMS program depending on modifications to the program that may be suggested by the FDA as part of post-approval commitments.

Governmental Regulation

Regulatory Compliance

Regulation by United States and foreign governmental authorities is a significant factor affecting our ability to commercialize KRYSTEXXA, the timing of such commercialization and our ongoing research and development activities. The commercialization of KRYSTEXXA requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

Pharmaceutical products such as KRYSTEXXA may not be commercially marketed without prior approval from the FDA and comparable agencies in foreign countries. In the United States, the process for obtaining FDA approval typically includes pre-clinical studies, the filing of an Investigational New Drug application, or IND, human clinical trials and filing and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a BLA for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an independent institutional review board, or IRB, for approval. An IND becomes effective thirty days after receipt by the FDA unless before that time the FDA raises concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, they must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or we may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Our nonclinical and clinical studies must conform to the FDA’s Good Laboratory Practices, or GLP, and Good Clinical Practice, or GCP, requirements, which are designed to ensure the quality and integrity of submitted data and protect the rights and well being of study subjects.

Typically, clinical testing involves a three phase process, however, the phases may overlap or be combined:

•	Phase 1 clinical trials are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism,

•

Phase 2 clinical trials are conducted in a limited patient population afflicted with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy, and

•

Phase 3 larger scale, multicenter, well-controlled clinical trials are conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product for approval, as required by the FDA, to establish the overall benefit risk relationship of the drug and to provide adequate information for the labeling of the drug.

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information and proposed labeling are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a complete response letter or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications. Any approval required from the FDA might not be obtained on a timely basis, if at all.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practices, or cGMP. In complying with cGMP, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing laboratories. A successful inspection of the manufacturing facility by the FDA is a prerequisite for final approval of a biological drug. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA. We also face similar inspections coordinated by the EMEA by inspectors from particular E.U. member countries that conduct inspections on behalf of the European Union and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

Regulatory requirements and approval processes in E.U. countries are similar in principle to those in the United States and can be at least as costly and uncertain. The European Union has established a unified centralized filing and approval system administered by the Committee for Medicinal Products for Human Use designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

We use and plan to continue to use third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, including new safety risks, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary or FDA- initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, the imposition of additional postmarket studies or the imposition of or revisions to a REMS. Also, new government requirements may be established that could delay or prevent the regulatory approval of KRYSTEXXA.

Once an NDA or BLA is approved, a product will be subject to certain post approval requirements, including requirements for adverse event reporting and submission of periodic reports to the FDA, recordkeeping, product sampling and distribution. In addition, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, a drug or biologic may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. The FDA also requires substantiation of any claims of superiority of one product over another, including that such claims be proven by adequate and well-controlled head-to-head clinical trials.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse”, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented for payment to the United States government, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code, which is an industry code developed to govern interactions with healthcare professionals and we have adopted processes that we believe enhance compliance with this code and applicable federal and state laws.

We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research and development activities.

Reimbursement and Pricing Controls

In many markets today, including those in which we or any potential collaborator would commercialize KRYSTEXXA if we obtain marketing approval to do so, the prices of pharmaceuticals are constantly being subjected to direct and indirect price controls by a multitude of laws and reimbursement programs with varying price control mechanisms. In addition, where pricing of a pharmaceutical product varies from jurisdiction to jurisdiction, parallel importing in which product sold at a lower price in one jurisdiction may be legally or illegally imported into higher priced jurisdictions may undercut pricing in that higher priced jurisdiction.

After we set a price point, private and public payors will determine their interest in providing access to KRYSTEXXA. They will also determine what level or hurdles, such as prior authorization, will be put in place for patients to qualify for therapy and ultimately what level of reimbursement they will provide, as well as the level of contribution required from the patient. These access decisions are closely linked to the price of KRYSTEXXA and our ability to demonstrate clinical and economic benefits for a payor’s covered populations.

Given that KRYSTEXXA is an orphan drug targeting a relatively small patient population without alternative approved therapies, we expect that KRYSTEXXA will be covered by most major plans. However, we anticipate usage to be tightly restricted to approved labeling or any relevant published treatment guidelines. In the United States, we expect limitations to be imposed through prior authorization, and possibly through step therapy in which patients are required to be unsuccessful with both allopurinol and febuxostat before KRYSTEXXA will be reimbursed.

We expect KRYSTEXXA to be covered under Medicare Part B. We expect reimbursement for KRYSTEXXA to be based on the “buy and bill” methodology of average sales price plus 6%.

In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

As of February 27, 2009, we maintain nineteen issued United States patents either owned or exclusively licensed by us, and 89 foreign issued patents in a number of jurisdictions. Additionally, as of February 27, 2009, we owned or have exclusively licensed to us, twenty-four pending patent applications in the United States, and 140 foreign counterpart filings to these patent applications in a number of jurisdictions. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. The expiration or loss of patent protection resulting from legal challenge normally results in significant competition from generic products against the originally patented product and can result in significant reduction in sales of that product in a very short time. For example, generic competition for Oxandrin began in December 2006 and the introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse affect on our financial results and cash flow. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others proprietary rights. Such litigation may consume substantial amounts of our resources.

We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.

In the aggregate, our patent and related rights are of material importance to our business. We have exclusively licensed from Mountain View and Duke issued patents and pending patent applications in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, directed to PEGylated urate oxidase, as well as methods for making and using PEGylated urate oxidase. We have also jointly filed United States patent applications with Duke directed to administration of PEGylated urate oxidase. In addition, we are the sole owner of several pending patent applications filed in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, directed to urate oxidase. Our licensed, co-owned and solely-owned issued patents and pending patent applications relating to PEGylated urate oxidase, if issued, would expire between 2019 and 2028, not including any possible patent term extensions that may be available upon completion of the FDA approval process for KRYSTEXXA.

Trademarks

We currently own United States and several foreign registrations or applications for trademarks for Savient, KRYSTEXXA, Oxandrin and URIXIV, which are used or proposed for use in connection with pharmaceutical products containing the drugs oxandrolone and PEG-uricase. All of these trademarks are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in the patent and trademark offices of many other countries. The United States registrations for issued trademarks will be valid and will not expire for so long as we continue to use and properly maintain the registrations, for example, by obtaining renewals at the appropriate times and paying appropriate fees, and provided they are not otherwise successfully challenged.

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

We are seeking approval for KRYSTEXXA for use in the TFG population, an orphan segment of the broader gout population. By far the most prevalent treatment for gout today is allopurinol, which seeks to lower uric acid levels by inhibiting uric acid formation. A small number of gout patients are treated with probenecid, which seeks to lower uric acid levels by promoting excretion of uric acid. Because KRYSTEXXA will be targeting only TFG patients who have failed to adequately control serum uric acid levels with existing treatments, we do not expect KRYSTEXXA to face competition from these existing treatments.

Febuxostat is a new treatment for gout that received FDA approval in February 2009. Febuxostat seeks to lower uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat at the 80 mg dose has demonstrated superior uric acid control as compared to the most commonly used dose of allopurinol in randomized head-to-head clinical trials, febuxostat has not demonstrated superior clinical benefits to allopurinol. If febuxostat is able to adequately treat some gout patients who are unable to be adequately treated by allopurinol, it will reduce the TFG population and therefore our target market. Febuxostat was developed by Teijin Pharma Limited in Japan and licensed to Takeda Pharmaceuticals North America, Inc. in the United States and to Ipsen Pharmaceuticals in Europe. Febuxostat is marketed under the trade name Uloric in the United States. We anticipate that this product will become commercially available as early as March 2009.

In the United States, Oxandrin and oxandrolone compete against several other anabolic agents and appetite stimulants. Each of these products has different strategies and resources allocated to its promotion as compared to Oxandrin and oxandrolone. In addition, Oxandrin faces competition from oxandrolone generics, including our authorized generic version of oxandrolone. Generic competition for Oxandrin began in December 2006. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories.

Recent Changes in Our Senior Management

On January 17, 2009, we and Christopher Clement entered into an agreement, based on his resignation in November 2008, providing for the termination of his employment as our President and Chief Executive Officer on mutually agreed terms. Paul Hamelin has assumed the position of President.

On February 12, 2009, Brian Hayden was terminated from his position as our Senior Vice President, Chief Financial Officer and Treasurer. David Gionco has assumed the position as Vice President, Chief Financial Officer and Treasurer.

On February 12, 2009, Dr. Robert Lamm resigned from his position as our Senior Vice President of Quality and Regulatory Affairs.

Employees

As of February 27, 2009, we had 73 employees. All employees are located in the United States. There are 31 employees engaged in research and development activities including clinical, regulatory, quality assurance and control, and manufacturing or production activities; 42 employees are engaged in selling, general and administrative activities including executive, finance, tax, legal, human resources, internal audit, investor relations, information technology, and operations; and nine employees are engaged in sales and marketing activities including business development, commercial operations, sales operations and marketing.

Our Corporate Information

We were incorporated as Bio-Technology General Corp. under the laws of Delaware in 1980. Our principal executive offices are located at One Tower Center, 14th Floor, East Brunswick, New Jersey 08816, and our telephone number is (732) 418-9300.

Available Information

We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or Exchange Act. The SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Our Internet website is http://www.savientpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We have made these reports available through our website during the period covered by this report at the same time that they become available from the SEC. Our Internet website is not incorporated by reference into this Annual Report on Form 10-K.

Our corporate governance guidelines, code of ethics and whistleblower policy, and the charters of the Audit and Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee are each available on the corporate governance section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Savient Pharmaceuticals, Inc., One Tower Center, Fourteenth Floor, East Brunswick, New Jersey 08816.

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions
Paul Hamelin	54	President
Zebulun D. Horowitz, M.D.	57	Senior Vice President, Chief Medical Officer
Philip K. Yachmetz	52	Senior Vice President, General Counsel and Secretary
David G. Gionco	48	Vice President, Chief Financial Officer and Treasurer

Paul Hamelin was appointed President in November 2008. From May 2006 to November 2008, Mr. Hamelin was our Senior Vice President, Commercial Operations. From March 2006 until May 2006, Mr. Hamelin was Managing Director of our former United Kingdom subsidiary, Rosemont Pharmaceuticals, and from June 2005 to March 2006, he served as a consultant to us regarding the Rosemont business. From 2004 to June 2005, Mr. Hamelin served as President and Chief Operating Officer of Algorx Pharmaceuticals. From 2002 to 2004, he was President and Chief Executive Officer of Elitra Pharmaceuticals, and from 2000 to 2002, he was Senior Vice President, Global Commercial Operations of Millennium Pharmaceuticals. Mr. Hamelin has also held marketing, sales and commercial operations management positions at Pharmacia/Searle, Abbott Labs and Eli Lilly, all of which are pharmaceutical companies, and has worked in the pharmaceutical industry for over 25 years. Mr. Hamelin has participated in the launch of more than a dozen different drug products and is a registered pharmacist.

Zebulun D. Horowitz, M.D. joined us in March 2003 as Senior Vice President, Chief Medical Officer. From 1996 to 2003, Dr. Horowitz was an Executive Director of Global Clinical Research and Development at Novartis Pharmaceuticals. From 1992 to 1996, he was Principal Scientist and Medical Director, New Drug Development, at Procter & Gamble Pharmaceuticals, from 1989 to 1996, he was Associate Professor of Clinical Medicine at University of Cincinnati College of Medicine (Endocrinology), and from 1989 to 1996, Dr. Horowitz was Section Chief and Consultant in Endocrinology, Diabetes, Metabolism at Veterans Administration Medical Center, Cincinnati, Ohio. From 1983 to 1989, he was Assistant Professor of Medicine and Assistant Attending Physician, New York University School of Medicine—Bellevue Hospital Medical Center, and from 1982 to 1984, he was Attending Physician in Endocrinology, Diabetes, Metabolism at New Gouverneur Hospital in New York City. Dr. Horowitz received his B.A. from Reed College in 1974, his M.D. from New York University School of Medicine in June 1978 and is a Diplomate, ABIM: Endocrinology, Diabetes, and Metabolism (1985), Diplomate, ABIM: Internal Medicine (1981) and Diplomate, National Board of Medical Examiners (1979).

Philip K. Yachmetz has been our Senior Vice President, General Counsel and Secretary since November 2008, having previously served as our Executive Vice President and Chief Business Officer from February 2006 and as our Senior Vice President—Corporate Strategy, General Counsel and Secretary from May 2004 until February 2006. From 2000 until 2004, Mr. Yachmetz was Vice President, General Counsel and Secretary of Progenics Pharmaceuticals. From 1998 to 2000, he was Senior Vice President, Business Development, General Counsel and Secretary at CytoTherapeutics (now StemCells), a stem cell therapeutics discovery company. Mr. Yachmetz founded and served from 1997 to 1998 as Managing Director of Millennium Venture Management, a business consulting and advisory firm to the pharmaceutical, healthcare and high technology industries. From 1989 to 1996, he held legal positions of increasing responsibility at Hoffmann-La Roche, a pharmaceutical company. Mr. Yachmetz is an attorney admitted to the bar in New Jersey and New York.

David G. Gionco was appointed Vice President, Chief Financial Officer and Treasurer in February 2009. From February 2006 to February 2009, Mr. Gionco was our Vice President of Finance and Controller. From August 2004 until February 2006, he was Acting Chief Financial Officer/Director of Finance and Controller for Odyssey Pharmaceuticals. From July 2003 to August 2004, Mr. Gionco was Director of Finance for Progenics Pharmaceuticals. Mr. Gionco has spent more than 18 years in the pharmaceutical industry, including various audit, corporate accounting, financial planning, finance and controller roles of increasing responsibility at pharmaceutical companies including Medco, Merck & Co., Progenics and Odyssey. Mr. Gionco has seven years of financial auditing experience with Edward Isaacs & Company, a public accounting firm that was acquired in 2000 by McGladrey & Pullen. Mr.

Gionco holds a B.S. in Accounting from Fairleigh Dickinson University and an MBA from Rutgers University.

ITEM 1A. RISK FACTORS

Risks Relating to Development of KRYSTEXXA and Our Ability to Accomplish Our Future Business Objectives

Our business depends on our success in completing development of and commercializing KRYSTEXXA. If we are unable to commercialize KRYSTEXXA, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of KRYSTEXXA. Other than oxandrolone sales, which have significantly declined in recent years and which we expect to continue to decline, our ability to generate near-term revenue depends on the success of our KRYSTEXXA product candidate. The commercial success of KRYSTEXXA will depend on many factors, including:

•	receiving, and the timing of, marketing approvals from the FDA and similar foreign regulatory authorities,

•

receiving FDA and other foreign regulatory approvals of the third-party manufacturing facilities used to produce the active pharmaceutical and other ingredients used in KRYSTEXXA, as well as for facilities used by our third-party fill and finish service provider,

•	successful completion of our OLE study and any other clinical trials we may undertake,

•	producing batches of the active pharmaceutical and other ingredients used in KRYSTEXXA in commercial quantities through a validated process,

•	maintaining and, as appropriate, entering into additional, commercial manufacturing arrangements for KRYSTEXXA,

•	launching commercial sales of the product, whether alone or in collaboration with others,

•	acceptance of the product by physicians, patients, healthcare payors and others in the medical community, and

•	our ability to raise substantial additional capital.

Prescription pharmaceutical products may not be commercially marketed in the United States without prior approval from the FDA, and then can only be marketed for the indications and claims approved by the FDA.

Based on the results of our Phase 3 clinical trials for the use of KRYSTEXXA, we have filed a BLA with the FDA seeking marketing approval for KRYSTEXXA for the treatment of patients with TFG to control hyperuricemia and to manage the signs and symptoms of gout, including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares. We believe that the Phase 3 results warranted this filing and proposed indication. Clinical data are difficult to interpret and are susceptible to varying interpretations. For example, we have conducted extended multi- faceted reviews of our Phase 3 data in recent months which have led to continued evaluations of the relative safety and efficacy of KRYSTEXXA and further clarification on its most appropriate uses. As a result, we filed major amendments to our previously submitted BLA, and in turn, the FDA has delayed by three months to August 1, 2009, its consideration of the BLA.

Many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of our BLA, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could request additional information from us, including data that may necessitate additional clinical trials. Ultimately, the FDA and similar foreign regulatory authorities may not grant marketing approval for KRYSTEXXA. If we are not successful in obtaining regulatory approvals for and commercializing KRYSTEXXA, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

Unless we are successful in consummating a significant collaboration to commercialize KRYSTEXXA or a broader strategic transaction, we expect that we will need to raise substantial additional capital to develop and commercialize KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

As of December 31, 2008, we had $78.6 million in cash, cash equivalents and short-term investments (including restricted investments), as compared to $142.4 million as of December 31, 2007. As of December 31, 2008, we had an accumulated deficit of $151.6 million. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. In recent periods, we have satisfied our cash requirements primarily through product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin have decreased significantly in recent years and they continue to decrease as a result of generic competition. Although we may consider divesting Oxandrin, any proceeds of that divestiture would not significantly improve our capital position, and we do not have further non-core assets to divest. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

Although we continued to evaluate potential collaborations with third parties involving KRYSTEXXA, in the United States and internationally and continue to consider other strategic options and opportunities globally to optimize shareholder value, our current operating plan assumes the approval and launch of KRYSTEXXA in the third quarter of 2009 and includes a ramp-up of expenses and spending in the latter part of the third quarter of 2009 for the hiring of a sales organization, including a sixty-person sales force and district and national sales managers, and an increase in marketing expenses in preparation for the commercial product launch. Our current operating plan does not provide a contingency fund for any unexpected cash requirements that may occur as a result of the FDA’s review of our BLA for KRYSTEXXA. Based on our current operating plan, we believe that our available cash and cash equivalents, related interest income and tax benefits realized will be sufficient to fund anticipated levels of operations at least through February 2010. However, our future capital requirements will depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA,

•	the cost of manufacturing activities,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•	our ability to establish and maintain additional collaborative arrangements relating to the commercialization of KRYSTEXXA in the United States and internationally.

If the FDA does not approve our BLA, if the FDA materially delays its approval of KRYSTEXXA, or if we are not successful in consummating a significant collaboration for the commercialization of KRYSTEXXA or a broader strategic transaction, our cash needs will increase, our business will be materially harmed and we may need to curtail or cease operations. If the FDA does approve our BLA, unless we have been successful in consummating a collaboration or broader strategic transaction for the commercialization of KRYSTEXXA, we will be required to make significant disbursements from our existing capital resources in connection with the commercialization of KRYSTEXXA, and we likely would be required to seek additional funding.

We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, we may be required to curtail or cease operations.

We may not be able to commercialize KRYSTEXXA if our clinical trials do not demonstrate safety or efficacy, or if we are required to conduct additional clinical trials.

Before obtaining regulatory approval for the sale of KRYSTEXXA, we must provide the FDA and similar foreign regulatory authorities with clinical data to demonstrate that it is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We may decide, or be required by regulators to conduct additional clinical trials or testing of KRYSTEXXA. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.

If we decide, or are required by regulators, to conduct additional clinical trials or other testing of KRYSTEXXA beyond those that we have completed and currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive, we may:

•	be delayed in obtaining marketing approval for KRYSTEXXA,

•	not be able to obtain marketing approval, or

•	obtain approval for indications that are not as broad as intended.

Our product development costs will also increase if we experience delays in testing or approvals. Such delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize KRYSTEXXA. If any of these events occur, our business will be materially harmed and we may need to curtail or cease operations.

One of the elements of the FDA approval process of KRYSTEXXA is our ability to successfully defend our BLA before a meeting of the FDA Arthritis Advisory Committee, which we expect to occur in mid-2009. If we do not receive a favorable vote of the Arthritis Advisory Committee, this could place in jeopardy, or delay, the FDA’s ultimate approval for marketing of KRYSTEXXA.

One of the elements of the FDA’s review and consideration of our BLA is review by its Arthritis Advisory Committee at a public hearing and the vote of such committee. Because we submitted to the FDA major amendments to our BLA in late January 2009, the FDA has delayed this committee’s review of the BLA. At this meeting, we will have the opportunity to present evidence supporting the approval of KRYSTEXXA, the FDA will have the opportunity to present questions relating to the efficacy and safety of KRYSTEXXA for consideration by the committee, and the public may be heard regarding the approval of KRYSTEXXA. Although a favorable vote of this committee is not required for FDA approval, nor is a favorable vote a guarantee of FDA approval, the committee’s vote will be a significant consideration in the FDA’s decision making process. If we do not successfully defend our BLA and obtain a favorable vote of the Arthritis Advisory Committee, the ultimate approval of the BLA could be delayed or in doubt, and our business would be materially harmed.

Even if the FDA approves the sale of KRYSTEXXA, it may only be approved for indications that are not as broad as we intend, and the FDA may require us to conduct supplemental post-marketing clinical trials. In addition, we may elect to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to our historic United States clinical trials.

If the FDA provides marketing approval for KRYSTEXXA, the approval may not be for indications that are as broad as we intend, and the label could prescribe safety limits or warnings that reduce the market for the product. We may be required, or we may elect, to conduct additional clinical trials for such narrow indications or for other indications. In addition, we may seek marketing approval from regulatory authorities in jurisdictions outside the United States, such as the EMEA, and they may require us to submit data from supplemental clinical trials in addition to data from the clinical trials that supported our United States filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on KRYSTEXXA marketing approval or could force us to stop selling KRYSTEXXA altogether. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA, could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

In addition, if the FDA approves our BLA, we plan to initiate a REMS program including a voluntary patient registry. While we currently do not have any material commitments associated with the REMS program and patient registry, we expect to spend approximately $8.0 million to $25.0 million on the program over the next five years which will be funded from revenues of KRYSTEXXA. We may have significant additional obligations and commitments in the future related to the REMS program depending on modifications in the program as suggested by the FDA as part of the post-approval commitments.

We have limited marketing and sales capabilities. If we are unable to expand our sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may be unable to generate product sales revenue from sales to customers.

To achieve commercial success for KRYSTEXXA, we must either develop a sales and marketing organization, outsource these functions to third parties or enter into a collaboration with a third party to jointly commercialize KRYSTEXXA. We currently have limited marketing and sales capabilities. Because we intend to minimize our pre-approval sales and marketing expenditures, if we obtain marketing approval for KRYSTEXXA, and if we independently launch and market KRYSTEXXA in the United States, we will need to rapidly expand our sales and marketing organization. This will be difficult, expensive and time consuming, and we may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective marketing and sales force for sales of KRYSTEXXA. Alternatively, we may seek to enter into sales and marketing arrangements with third parties, which may not be on terms favorable to us. In addition, such third parties may not successfully perform such functions for us.

If we are not successful in our efforts to rapidly expand our internal sales and marketing capability or to enter into third-party sales and marketing arrangements, our ability to market and sell KRYSTEXXA will be impaired. If we do establish sales and marketing capabilities and the commercial launch of KRYSTEXXA is delayed as a result of FDA requirements or other reasons, we would incur related expenses too early relative to the product launch. This may be costly, and our sales and marketing investment could be lost.

The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Even if we are able to bring KRYSTEXXA to market, it may not gain or maintain market acceptance by physicians, patients, healthcare payors or others in the medical community. We believe the degree of market acceptance of KRYSTEXXA, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects,

•	the efficacy and potential advantages over alternative treatments,

•	the ability to offer KRYSTEXXA for sale at competitive prices,

•	the relative convenience and ease of administration of KRYSTEXXA compared with other alternatives,

•	the timing of the release of KRYSTEXXA to the public compared to alternative products or treatments,

•	the willingness of the target patient population to try KRYSTEXXA and of physicians to prescribe it,

•	the strength of marketing and distribution support, and

•	the level of third-party coverage or reimbursement.

For example, febuxostat is a new treatment for gout that received FDA approval in February 2009. Febuxostat seeks to lower uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat at the 80 mg dose has demonstrated superior uric acid control as compared to the most commonly used dose of allopurinol, in randomized head-to-head clinical trials febuxostat has not demonstrated superior clinical benefits to allopurinol. If febuxostat is able to adequately treat some gout patients who are unable to be adequately treated by allopurinol, it will reduce the TFG population and therefore our target market. We anticipate that this product will become commercially available as early as March 2009.

If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability, and we may be required to curtail or cease operations.

Our business may be harmed if we do not adequately predict the market size or customer demand for KRYSTEXXA.

The market size, and the timing and amount of customer demand, for KRYSTEXXA are difficult to predict. Based on the results of our Phase 3 and interim OLE study data and our proposed labeling for KRYSTEXXA, we have conducted internal and commissioned external market research to forecast the size of the market for KRYSTEXXA. Ultimately, if we are able to bring KRYSTEXXA to market, the size of the market and demand for KRYSTEXXA will be based on the final approved label language, which may be different than the language we have submitted to the FDA. If the FDA provides marketing approval for KRYSTEXXA, but with labeling that is materially different than the labeling we proposed, the market for KRYSTEXXA could be significantly smaller than we expect. In addition, our REMS program could limit the commercial success of KRYSTEXXA. As a result, our future revenues would be lower than we expect and our business could be materially harmed.

In addition, predicted demand for KRYSTEXXA may be harmed as a result of the introduction of new products in the field of gout. Moreover, if the actual rate at which physicians prescribe KRYSTEXXA is lower than we have forecasted, our revenues would also be less than we expect.

If we overestimate market size or customer demand, we could incur significant unrecoverable costs from creating excess capacity. In addition, if we do not successfully develop and commercialize KRYSTEXXA, we may never require the production capacity that we currently have available. In this case, we would not be excused from our existing product production commitments.

We face substantial competition, and our competitors may develop or commercialize alternative technologies or products more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive. We face competition with respect to our product candidate, KRYSTEXXA, as well as for Oxandrin and oxandrolone, from major pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

We are seeking approval for KRYSTEXXA for use in the TFG population, an orphan segment of the broader gout population. By far the most prevalent treatment for gout today is allopurinol, which seeks to lower uric acid levels by inhibiting uric acid formation. A small number of gout patients are treated with probenecid, which seeks to lower uric acid levels by promoting excretion of uric acid. Neither of these products is actively promoted at this time. Because KRYSTEXXA will be targeting only TFG patients, who have failed to adequately control serum uric acid levels with existing treatments, we do not expect KRYSTEXXA to face competition from these existing treatments.

In addition, if febuxostat is able to adequately treat some gout patients who are unable to be adequately treated by allopurinol, it will reduce the TFG population and therefore our target market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs or advantageous to our business.

If we fail to attract and retain senior management and other key personnel, we may not be able to successfully develop or commercialize KRYSTEXXA, particularly in light of the recent resignation of our president and chief executive officer and the termination of our chief financial officer.

We are dependent on key members of our management team. As a result of recent changes in our senior management, including the resignation of our former President and Chief Executive Officer on mutually agreed terms, and the termination of our former Chief Financial Officer, we are also dependent on our Board of Directors with respect to ongoing operational matters, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon. Since January 2009, Dr. Simon has been providing consulting services to us and he chairs our BLA Oversight Committee, which has assumed oversight of all of our activities related to the FDA’s BLA review process. The loss of the services of any of these persons would harm our ability to develop and commercialize KRYSTEXXA and it might be difficult to recruit a replacement for any of their positions. We have employment agreements with the key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, and marketing and sales executives and field personnel, is also critical to our success. If we fail to recruit and then retain these personnel, our ability to pursue the development and commercialization of KRYSTEXXA may be compromised. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions.

The manufacture and packaging of pharmaceutical products such as KRYSTEXXA are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture and packaging of pharmaceutical products, such as KRYSTEXXA, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Prior to the approval of our BLA, our third-party manufacturers, including BTG, Enzon and NOF, are subject to preapproval inspection by the FDA and any unsatisfactory results of such preapproval inspections may delay the issuance of the regulatory approvals that are necessary to market KRYSTEXXA. If our third-party manufacturers do not pass such FDA or other regulatory inspections for any reason, including equipment failures, labor difficulties, failure to meet stringent manufacturing, quality control or quality assurance practices, or natural disaster, our ability to commercialize KRYSTEXXA will be jeopardized. BTG is located in Israel, and as a result of recent military actions there, in January 2009, the U.S. Department of State issued a travel restriction for government employees in certain areas of Israel, including the area in which BTG is located. As a result, a previously-scheduled FDA inspection of BTG has been postponed, and we cannot predict when it will be rescheduled.

In addition, changes in the manufacturing process or procedure, including a change in the location where KRYSTEXXA is manufactured or a change of a third-party manufacturer, may require prior FDA review or approval or revalidation of the manufacturing process and procedures in accordance with the FDA’s cGMP. There may be comparable foreign requirements. This review or revalidation may be costly and time consuming and could delay or prevent the launch of KRYSTEXXA.

For example, we have engaged Diosynth as a secondary source supplier of the API used in KRYSTEXXA. As a result, we and BTG have begun to transfer the relevant manufacturing technology to Diosynth. This is a detailed and time consuming process that we have not completed. In connection with this technology transfer, Diosynth will be required to produce validation batches of API to demonstrate that the materials produced at Diosynth are of the same quality as those produced at BTG. If the FDA approves BTG as a manufacturer of KRYSTEXXA API, and if we cannot establish that the API manufactured at Diosynth is equivalent to the API manufactured at BTG to the satisfaction of the FDA, we may not be permitted to use API manufactured by Diosynth in the formulation of KRYSTEXXA. We do not expect this technology transfer process and the subsequent FDA approval of the Diosynth manufacturing facility to be completed until at least mid-2010.

If we elect to manufacture products in our own facility or at the facility of another third-party, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with cGMP. Any such new facility would also be subject to a pre-approval inspection by the FDA. Any delays or failures to satisfy these requirements would harm our business.

If it is approved for sale, KRYSTEXXA could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with the product.

If we obtain marketing approval for KRYSTEXXA, it, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities, will be subject to continual requirements of and review by the FDA and other regulatory authorities, including through inspections of third- party manufacturing facilities.

These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

If, in connection with any future inspection, the FDA finds that we or any of our third-party manufacturers are not in substantial compliance with cGMP requirements, the FDA may undertake enforcement action against us.

Even if regulatory approval of KRYSTEXXA is granted, the approval may be subject to limitations on the indicated uses for which it may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor its safety or efficacy. Later discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on the marketing or manufacturing of KRYSTEXXA,

•	costly corrective advertising,

•	warning letters,

•	withdrawal of KRYSTEXXA from the market,

•	refusal to approve pending applications or supplements to approved applications,

•	voluntary or mandatory product recall,

•	fines or disgorgement of profits or revenue,

•	suspension or withdrawal of regulatory approvals, including license revocation,

•	shutdown, or substantial limitations on the operations, of manufacturing facilities,

•	refusal to permit the import or export of products,

•	product seizure, and

•	injunctions or the imposition of civil or criminal penalties.

If any of these events were to occur, our business would be materially harmed.

If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of KRYSTEXXA from governmental and other third-party payors. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan,

•	safe, effective and medically necessary,

•	appropriate for the specific patient,

•	cost effective, and

•	neither experimental nor investigational.

Obtaining reimbursement approval for KRYSTEXXA from each government or other third-party payor will be a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for KRYSTEXXA’s use to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement.

Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. If we are not able to obtain coverage and profitable reimbursement promptly from government-funded and private third-party payors for our products, our ability to generate revenues and become profitable will be compromised.

Federal legislation enacted in December 2003 has altered the way in which physician-administered drugs and biologics covered by Medicare are reimbursed. Under the new reimbursement methodology, physicians are reimbursed based on a product’s “average sales price”. This new reimbursement methodology has generally led to lower reimbursement levels. The new federal legislation also has added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits will be provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

If the FDA provides marketing approval for KRYSTEXXA, this product may also be eligible for reimbursement under Medicaid. If state-specific Medicaid programs do not provide adequate coverage and reimbursement for KRYSTEXXA or any products we may develop in the future, it may have a negative impact on our operations.

The scope of coverage and payment policies varies among third-party private payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party carriers may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. If third-party payors do not provide adequate coverage or reimbursement for KRYSTEXXA or any products we may develop in the future, it could have a negative effect on our revenues and results of operations.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. If we are able to establish a development and commercialization partnership for KRYSTEXXA for markets outside of the United States, which we have not been able to do to date, third parties may have responsibility to obtain regulatory approvals outside of the United States, and we will depend on them to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Foreign governments tend to impose strict price controls, which may adversely affect our revenues.

In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take an additional six to twelve months after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval for KRYSTEXXA in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. The conduct of such a clinical trial would be expensive and result in delays in commercialization of KRYSTEXXA in such markets. If reimbursement is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Legislation has been introduced in the United States Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States, which may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

Product liability lawsuits could cause us to incur substantial liabilities.

We face an inherent risk of product liability exposure related to the sale of Oxandrin and oxandrolone, as well as, the testing and, if approved by the FDA, future sale of KRYSTEXXA and any other products that we may develop. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for KRYSTEXXA, Oxandrin, oxandrolone or any product candidates or products that we may develop,

•	injury to our reputation,

•	withdrawal of clinical trial participants,

•	withdrawal of a product from the market,

•	costs to defend the related litigation,

•	substantial monetary awards to trial participants or patients,

•	loss of revenue, and

•	the inability to commercialize any products that we may develop in the future.

We currently have product liability insurance coverage in place, which is subject to coverage limits and deductibles. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur, and if we are able to commercialize KRYSTEXXA, we will need substantial additional coverage. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Risks Relating to Our Reliance on Third Parties

We have no manufacturing capabilities and limited manufacturing personnel. We depend on third parties to manufacture KRYSTEXXA. If these manufacturers fail to meet our requirements at acceptable quality levels and at acceptable cost, and if we are unable to identify suitable replacements, our product development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend on third parties to manufacture KRYSTEXXA. For our clinical trials of KRYSTEXXA, we engaged a third-party manufacturer, BTG, to produce KRYSTEXXA API, and we have entered into agreements with BTG for commercial supply of the API. BTG is currently our single source supplier of KRYSTEXXA API. We also expect to continue to rely on NOF, our single source supplier for the mPEG used in the manufacture of KRYSTEXXA.

Although we have commenced the manufacture of launch quantities of KRYSTEXXA API and finished drug, and have such quantities in the United States, our suppliers have not yet manufactured KRYSTEXXA at commercial scale on a consistent basis, nor have we completed the manufacturing process validations that are part of the regulatory requirements to obtain marketing approval for KRYSTEXXA. In addition, in order to produce KRYSTEXXA in the quantities necessary to meet anticipated market demand if the product is approved, we and our contract manufacturers will need to increase the overall manufacturing capacity for the API. If we are unable to validate our commercial scale manufacturing process, increase our manufacturing capacity or qualify an additional supplier, or if the cost of the increased capacity is uneconomical to us, we may not be able to produce KRYSTEXXA in a sufficient quantity to meet the requirements for the launch of the product or to meet future demand. In addition, our revenues and gross margins could be adversely affected.

Although the recent hostilities involving Israel have not adversely affected BTG’s ability to supply us with adequate quantities of KRYSTEXXA API, they have caused a delay in the pre-approval inspection of BTG. Future hostilities in Israel could harm BTG’s ability to supply us with KRYSTEXXA API and could harm our commercialization efforts.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance,

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control, and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

We may in the future elect to manufacture KRYSTEXXA in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

If the company on which we plan to rely for fill and finish services for KRYSTEXXA is unable to perform these services for us, our business may suffer.

We have outsourced the operation for KRYSTEXXA fill and finish services to a single company, Enzon. We have not established internal redundancy for our fill and finish functions and currently have no substitute that can provide these services. If we successfully commercialize KRYSTEXXA and if Enzon is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish company or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish company or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis and our business would be harmed.

We rely on third parties to conduct our clinical development activities for KRYSTEXXA and those third parties may not perform satisfactorily.

We do not independently conduct clinical development activities for KRYSTEXXA, including any additional clinical trials that may be required, or we may elect, to conduct in the future. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators to perform this function. We use multiple contract research organizations to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

If these third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for KRYSTEXXA and may not be able to, or may be delayed in our efforts to, successfully commercialize KRYSTEXXA.

We also rely on third parties to store and distribute drug supplies for our clinical development activities. Any performance failure on the part of such third parties could delay regulatory approval or commercialization of KRYSTEXXA, causing us to incur additional expenses and harming our ability to generate additional revenue.

We are seeking a partner for the further development and commercialization of KRYSTEXXA, and we expect to continue to depend on collaborations with third parties. If we are not successful in these efforts, we may fail to meet our business objectives.

We currently depend on third parties in many aspects of the development and commercialization of KRYSTEXXA. Although we are seeking to establish a development and commercialization partnership for KRYSTEXXA as part of our strategic business plan, to date, we have not been able to enter into such a partnership. If we are unable to reach agreements with suitable partners, we may fail to meet our business objectives for KRYSTEXXA.

In addition, seeking new collaborations with corporate and academic collaborators for the research, development and commercialization of additional product candidates are important elements of our business strategy. We face significant competition in seeking appropriate partners. These arrangements may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations include the following:

•	collaboration agreements are generally for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause,

•

we expect to be required in our collaboration agreements not to conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties,

•

collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us, and

•

collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such products.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations can adversely affect us financially as well as harm our business reputation.

Risks Relating to Intellectual Property

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to various license agreements and we intend to enter into additional license agreements in the future. For example, we licensed exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View and Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide Mountain View and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to Mountain View and Duke quarterly royalty payments within 60 days after the end of each quarter based on net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us or our sublicensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sublicensees during any quarter. As of December 31, 2008, we have made aggregate payments of approximately $1.7 million to Mountain View and Duke for the achievement of milestones under this agreement, and if we obtain regulatory approval in one of five major global markets, which includes FDA approval in the United States, we will be required to make aggregate milestone payments of approximately $0.8 million.

The agreement remains in effect, on a country-by-country basis, for the longer of ten years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The licensors may terminate the agreement with respect to the countries affected upon our material breach, if not cured within a specified period of time, or immediately after our third or subsequent material breach of the agreement or our fraud, willful misconduct or illegal conduct. The licensors may also terminate the agreement for our bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to us with respect to the terminated countries under the agreement, including regulatory applications and preclinical and clinical data, revert to Mountain View and Duke and we are permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

If we fail to comply with our obligations under this agreement, we could lose the ability to develop and commercialize KRYSTEXXA, which could require us to curtail or cease our operations.

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

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The patents and, if issued, patent applications related to KRYSTEXXA, would expire between 2019 and 2028, unless patent term extensions are obtained. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against numerous competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. In addition, patents generally expire, regardless of their date of issue, twenty years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part through confidentiality agreements with our employees, consultants and third parties. These agreements may be breached and we may not have adequate remedies for any such breach and any remedies we may seek may prove costly. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely affect our business.

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

As a result of patent infringement claims, or in order to avoid potential claims, we, our licensors or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees, royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we, our licensors or our collaborators were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Litigation is inherently uncertain and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights and adversely impact our ability to develop and market KRYSTEXXA and any future product candidates. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:

•	cease selling products or undertaking processes that are claimed to be infringing a third party’s intellectual property,

•	obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property’s owner, which licenses may not be available on reasonable terms, or at all,

•	redesign those products or processes that are claimed to be infringing a third party’s intellectual property, or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

We have been involved in several lawsuits and disputes regarding intellectual property in the past. We could be involved in similar disputes or litigation with other third parties in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Results of Operations and Your Investment in Our Common Stock

We may not be able to achieve profitability. We have incurred operating losses from continuing operations since 2004 and anticipate that we will incur operating losses from continuing operations for the foreseeable future, particularly as a result of increasing expenses related to our development and, if our BLA is approved by the FDA commercialization of KRYSTEXXA.

Since 2004, we have incurred substantial operating losses from continuing operations. Our operating losses from continuing operations were $25.2 million and $89.0 million for the three months and year ended December 31, 2008, respectively, and $69.2 million and $17.0 million for the years ended December 31, 2007 and 2006, respectively. Our operating losses from continuing operations are the result of two factors: increasing operating costs and decreasing product revenues. We have incurred and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. We have experienced and expect to continue to experience decreasing revenues from sales of Oxandrin and our authorized generic Oxandrin brand equivalent product, oxandrolone, on which our continuing operations have been substantially dependent. Sales of Oxandrin and, since December 2006, oxandrolone, accounted for 100% of our continuing net product sales. If the FDA does not approve our BLA, if we are not successful in commercializing KRYSTEXXA, or if the FDA materially delays its approval of KRYSTEXXA, our revenues will continue to decline significantly, and our results of operations will be materially adversely affected.

Our ability to achieve operating profitability in the future depends on the successful commercialization of KRYSTEXXA and any other product candidate that we may develop, license, partner or acquire in the future. If we do not receive regulatory approval for and are unable to successfully commercialize KRYSTEXXA or any other product candidate, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never achieve operating profitability. If we do receive regulatory approval for KRYSTEXXA and have not been successful in consummating a significant collaboration or broader strategic transaction for the commercialization of KRYSTEXXA, we expect to incur significant expenditures in connection with its commercialization. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We expect sales of Oxandrin and oxandrolone to continue to decrease.

In addition to market erosion due to generic competition, our sales of Oxandrin and oxandrolone in the United States are affected by fluctuations in the buying patterns of the three major drug wholesalers to which we principally sell these products. In the past, wholesalers have reduced their inventories of Oxandrin and we expect that they will continue to reduce inventories as a result of generic competition, further decreasing our revenues from these products.

Sales of Oxandrin and oxandrolone have also decreased as a result of the elimination of reimbursement, or limited reimbursement practices, by some states under their AIDS Drug Assistance Programs via their state Medicaid programs for HIV/AIDS prescription drugs, including Oxandrin and oxandrolone. Other state formularies may follow suit. In addition, the implementation of the Medicare Part D program has created disruption in the market as patients switch to a variety of new prescription coverage programs in all states across the United States, further decreasing demand for Oxandrin and oxandrolone.

We have considered the demand deterioration of Oxandrin and oxandrolone in estimating future product returns, however, our demand forecasts are based upon management’s best estimates. Future product returns in excess of our historical reserves could reduce our revenues even further and adversely affect our results of operations.

In addition, we do not have the ability to independently distribute our authorized generic version of oxandrolone tablets and depend on our distribution partner, Watson, to distribute this product for us. If Watson fails to carry out its contractual obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be further harmed.

Our stock price is volatile, which could adversely affect your investment.

Our stock price has been, and is likely to continue to be, volatile. Since January 1, 2008, our common stock has traded as high as $28.42 per share and as low as $2.80 per share. The stock market in general and the market for biotechnology companies in particular have recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	our ability to sustain our operations with our existing cash reserves,

•	whether we obtain regulatory approval for KRYSTEXXA, and the timing of such approval,

•	if we obtain regulatory approval of KRYSTEXXA, whether it achieves market acceptance,

•	the disclosure of information relating to the efficacy or safety of KRYSTEXXA,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	our ability to obtain adequate capital resources to execute our business strategy,

•	market conditions in the pharmaceutical and biotechnology sectors and the issuance of new or changed securities analysts’ reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	regulatory developments in the United States and foreign countries,

•	general economic, industry and market conditions, and

•	other factors described in this “Risk Factors” section.

The volatility of our common stock imposes a greater risk of capital losses on our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

Our revenues from product sales of Oxandrin and oxandrolone have in the past displayed and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

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

In addition, our expenses have fluctuated and are likely to increase significantly in the near future related to our development and commercialization efforts related to KRYSTEXXA. As a result, any decrease in revenues or increase in expenses will be likely to adversely affect our earnings in a significant manner until revenues can be increased or expenses reduced. We expect that our revenues and earnings from sales of Oxandrin and oxandrolone will continue to decline. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline.

Effecting a change of control of our company could be difficult, which may discourage offers for shares of our common stock.

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. Section 203 prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•	our Board of Directors approves the transaction before the third party acquires 15% of our stock,

•	the third party acquires at least 85% of our stock at the time its ownership exceeds the 15% level, or

•	our Board of Directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

Our certificate of incorporation also authorizes us to issue up to 4,000,000 shares of preferred stock in one or more different series with terms fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. Although our Board of Directors has no current intention or plan to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

We are a party to a shareholder lawsuit regarding the adequacy of our public disclosure, which could have a material adverse affect on our business, results of operations and financial condition.

In November 2008, Richard Sagall, an alleged shareholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held our securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 clinical trials, and that we failed to disclose in a timely manner serious adverse events that occurred in five patients in these trials.

We expect that the costs related to this suit will be significant and we can provide no assurance as to its outcome. If we are not successful in defending this action, we may be required to pay substantial damages to the plaintiffs and our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of these actions will continue to divert the attention of our management and other resources that would otherwise be engaged in operating our business.

ITEM 2. PROPERTIES

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. We have two five-year renewal options under the lease.

In connection with this lease arrangement, we were required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on our consolidated balance sheets at December 31, 2008 and 2007. We sublease to another party approximately 7,090 square feet at a base average annual rental of $0.2 million. In March 2009, the sublease agreement will terminate and as a result, our annual rental expense will increase to approximately $1.9 million annually.

ITEM 3. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2008, the Court granted our motion to limit discovery to liability issues for 150 days in contemplation of our bringing a motion for summary judgment at the end of that period. Over our objection in 2008, the Court granted a request by Berger to extend the discovery period by four months and, accordingly, discovery as to liability ended in December 2008. In the near future, we intend to move for summary judgment on Berger’s claims.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials.

From time to time we are subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq Global Market under the symbol “SVNT”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock from January 1, 2007 through December 31, 2008 as reported by The Nasdaq Global Market.

	High	Low
2007
First Quarter	$15.75	$11.21
Second Quarter	14.77	11.25
Third Quarter	15.50	10.58
Fourth Quarter	24.20	11.70
2008
First Quarter	$24.55	$16.71
Second Quarter	28.10	18.61
Third Quarter	28.42	14.50
Fourth Quarter	15.11	2.80

The number of stockholders of record of our common stock on February 27, 2009 was approximately 819.

We have never declared or paid a cash dividend on our common stock, and we do not expect to pay cash dividends to the holders of our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock with the cumulative total returns on the (i) NASDAQ Composite, (ii) Nasdaq Pharmaceutical and (iii) Nasdaq Biotechnology indices for the period from December 31, 2003 through December 31, 2008. The graph assumes (a) $100 was invested on December 31, 2003 in our common stock and the stocks in each of the indices and (b) the reinvestment of dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Savient Pharmaceuticals, Inc., The NASDAQ Composite Index,
The NASDAQ Pharmaceutical Index And The NASDAQ Biotechnology Index

*100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
 Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Savient Pharmaceuticals, Inc.	100.00	58.79	81.13	243.17	498.26	125.60
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
NASDAQ Pharmaceutical	100.00	110.37	112.07	115.01	106.58	97.41
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for each of the years in the five-year period ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the Notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31, (1)
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Product sales, net	$3,028	$13,825	$47,351	$48,043	$59,401
Other revenues	153	199	163	1,452	2,952

Total revenues	3,181	14,024	47,514	49,495	62,353
Cost of goods sold and expenses	92,192	83,198	64,519	63,975	81,969

Operating loss from continuing operations	(89,011)	(69,174)	(17,005)	(14,480)	(19,616)
Other income (expense), net and investment income	753	8,212	15,566	14,157	(734)
Income tax expense (benefit)	(5,017)	(11,807)	25	146	13,063

Loss from continuing operations	(83,241)	(49,155)	(1,464)	(469)	(33,413)
Income (loss) from discontinued operations	(928)	487	61,789	6,437	5,898

Net income (loss)	$(84,169)	$(48,668)	$60,325	$5,968	$(27,515)

Loss per common share from continuing operations:
Basic and diluted	$(1.55)	$(0.94)	$(0.03)	$(0.01)	$(0.56)

Earnings (loss) per common share from discontinued operations:
Basic and diluted	$(0.02)	$0.01	$1.06	$0.11	$0.10

Earnings (loss) per common share:
Basic and diluted	$(1.57)	$(0.93)	$1.03	$0.10	$(0.46)

Weighted-average number of common and common equivalent shares:
Basic	53,533	52,461	58,538	60,837	60,066

(1)

Selected consolidated financial data includes retrospective reclassifications from continuing operations to discontinued operations as a result of certain divestitures (BTG in 2005 and Rosemont in 2006) as disclosed in the footnotes to our consolidated financial statements.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data (2):
Cash, cash equivalents and short-term investments	$78,597	$142,422	$179,396	$75,372	$25,282
Accounts receivable, net	822	1,490	3,517	11,716	25,078
Inventories, net	1,892	2,636	4,203	9,419	17,090
Total current assets	89,619	158,934	194,858	105,863	71,700
Goodwill	—	—	—	40,121	40,121
Other intangibles, net	—	—	—	67,638	71,688
Total assets	98,222	167,173	197,893	222,691	257,205
Total current liabilities	24,989	19,184	20,164	20,866	43,664
Long-term liabilities	9,809	8,924	43	—	—
Accumulated deficit	(151,614)	(67,445)	(14,316)	(41,519)	(47,487)
Stockholders’ equity	63,424	139,065	177,686	181,394	174,384

(2)	Selected consolidated balance sheet data includes BTG and Rosemont for year ends prior to their date of divestiture.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty biopharmaceutical company focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader specialty markets.

We are currently developing one product: KRYSTEXXA™ (pegloticase), formerly referred to as Puricase®, as a therapy for patients with treatment-failure gout, or TFG, to control hyperuricemia and to manage the signs and symptoms of gout. TFG is gout in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with conventional urate-lowering therapy at the maximum medically appropriate dose or for whom conventional urate-lowering therapy is contraindicated. KRYSTEXXA is a biologic PEGylated uricase enzyme being developed for TFG to control hyperuricemia and to manage signs and symptoms of gout, including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares.

In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of KRYSTEXXA and we are currently conducting an open label extension, or OLE, study in patients who completed the Phase 3 clinical trials. In October 2008, we submitted a Biologics Licensing Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for KRYSTEXXA and in December 2008, we were notified that the BLA was accepted by the FDA for priority review. The FDA notified us of the acceptance of the trade name KRYSTEXXA as the proprietary name for pegloticase in January 2009. Also in January 2009, we submitted to the FDA, amendments to the KRYSTEXXA BLA to further clarify the BLA and to respond to FDA review-related questions. The FDA determined that the amendments to the BLA constituted major amendments, and so the FDA elected under applicable procedures to extend its review period by three months, establishing a revised target Prescription Drug User Fee Act action date, or PDUFA date, for our BLA submission of August 1, 2009. The FDA also notified us that it intends to reschedule the Arthritis Advisory Committee meeting that had been scheduled for March 5, 2009 to a later date. Our strategic plan is to advance the development and regulatory review of KRYSTEXXA and seek FDA approval of the BLA filing for the product. We continue to evaluate potential worldwide collaborations or strategic transactions with third parties involving KRYSTEXXA in the United States and internationally in order to optimize shareholder value. If we are unsuccessful in consummating a collaboration or broader strategic transaction, we would then independently pursue the commercialization of KRYSTEXXA in the United States.

Currently, we sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin® and our authorized generic version of oxandrolone through an agreement with Watson Pharma, Inc., or Watson. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories. We distribute the Oxandrin brand product directly through wholesalers.

The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone product. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone product will continue to decrease.

We currently operate within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA.

Discontinued Operations

In August 2006, we sold Rosemont Pharmaceuticals, Ltd., or Rosemont, our former United Kingdom subsidiary that marketed more than 100 oral liquid pharmaceuticals in the United Kingdom, Europe and part of Asia, to Ingleby (1705) Limited, a Close Brothers Private Equity Company, Close Brothers. Under the terms of the sale, Close Brothers paid us an aggregate purchase price of $176.0 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. We recorded a pre-tax gain of $77.2 million on the disposition of Rosemont in 2006.

In July 2005, we sold Bio-Technology General Israel Ltd., or BTG, a biologics manufacturing business which primarily operated in Israel, to Ferring Pharmaceuticals. Under the terms of the sale, Ferring Pharmaceuticals paid us an aggregate purchase price of $80 million in cash and assumed specified liabilities related to the BTG business. We recorded a loss of $4,000 on the disposition of the BTG business in 2005.

Revenue, operating income and income from discontinued operations, which consisted of the Rosemont and BTG businesses, for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues from discontinued operations	$—	$—	$24,224

Operating income from discontinued operations	$—	$—	$5,415

Income (loss) from discontinued operations	$(928)	$487	$61,789

During the year ended December 31, 2008, we incurred a $0.9 million tax assessment as a result of a tax audit for the 2003 through 2005 tax years that related to corporate income tax returns filed in Israel by BTG. Discontinued operations for 2007 includes tax refunds related to BTG that we received from the Israel taxing authorities and foreign currency exchange gains on these refunds. The tax refund was due to an overpayment of estimated taxes in Israel for the 2005 short tax year. Discontinued operations for 2006 include the results of the Rosemont business up until its sale in August 2006.

We did not have any revenues or operating income from discontinued operations for the years ended December 31, 2008 and 2007. In 2006, revenues from discontinued operations were $24.2 million and operating income from discontinued operations was $5.4 million. The revenues and operating income were attributable to the Rosemont business, which we sold in August 2006.

Loss from discontinued operations was $0.9 million for the year ended December 31, 2008 as a result of the 2003-2005 tax audit assessment for BTG. Income from discontinued operations was $0.5 million for the year ended December 31, 2007 due to BTG-related Israel tax refunds and foreign currency exchange gains on these refunds. Income from discontinued operations was $61.8 million in 2006, primarily attributable to the gain on the sale of the Rosemont business, net of income taxes.

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

Product revenue recognition. Product sales relating to Oxandrin are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. During 2006, we began shipping our authorized generic version of oxandrolone product to our distributor and have accounted for the shipments on a consignment basis until the product is sold into the retail market. We have deferred the recognition of revenue related to these shipments until we confirm that the product has been sold into the retail market and all other revenue recognition criteria have been met. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which we refer to together as SAB 104, and Statement of Financial Accounting Standards, or SFAS No. 48, Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

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

Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg (1) (2)	3-4
Delatestryl (3)	5

(1)

In 2006, we determined, based on our review of stability data, that the Oxandrin 10 mg dosage form demonstrated stability over a three-year shelf life and thus we modified the product’s label to indicate a three-year expiration date. Product with three-year expiration dating was first sold to our customers in May 2006.

(2)

In 2007, we determined, based on our review of stability data that the Oxandrin and oxandrolone 10 mg dosage form demonstrated stability over a four-year shelf life and thus we modified the product’s label to indicate a four-year expiration date. Oxandrolone product with four-year expiration dating was first sold to our customers in August 2007. We first sold Oxandrin product with four-year expiration dating to our customers in September 2008.

(3)	We completed the sale of Delatestryl to Indevus in January 2006. We continue to evaluate product returns on sales of Delatestryl that occurred prior to the sale date to Indevus.

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry- wide indicators. Certain specifics regarding these analyses are as follows:

•	Actual return rates—We track actual returns by product and analyze historical return trends. We use these historical trends as part of our overall process of estimating future returns.

•

The level of product manufactured—The level of product produced has an impact on the valuation of that product. For production that exceeds anticipated future demand, a valuation adjustment will be required. Generally, this valuation adjustment occurs as an offset to gross inventory. Currently, we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel.

•

Level of product in the distribution channel—We review wholesaler inventory and third-party prescription data to ensure that the level of product in the distribution channel is at a reasonable level. Currently, the level of product in the distribution channel appears reasonable compared to industry norms for the 10 mg dosage form of Oxandrin and oxandrolone and the 2.5 mg dosage form of oxandrolone. The 2.5 mg dosage form of Oxandrin has higher levels of inventory in the distribution channel as compared to historical trends.

•

Estimated shelf life—Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the distribution channel has excess dating that will allow the product to be sold through the distribution channel without nearing its expiration date. Currently we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third-party distributor. In addition, we entered into a distributor service agreement with two of our largest wholesalers which limits the level of product at the wholesaler. The terms of this agreement are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better distribution channel inventory management, higher levels of distribution channel transparency, and more consistent buying and selling patterns. Because a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

•

Current and projected demand—We analyze prescription demand data provided by industry standard third-party sources. This data is used to estimate the level of product in the distribution channel and to determine future sales trends.

•

Product launches and new product introductions—For future product launches, we will analyze projected product demand and production levels in order to estimate return and inventory reserve allowances. New product introductions, including generics, will be monitored for market erosion and adjustments to return estimates will be made accordingly.

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

•	absence of a large volume of relatively homogeneous transactions.

SAB 104 provides additional factors that may impair the ability to make a reasonable estimate including:

•	significant increases in or excess levels of inventory in a distribution channel,

•	lack of “visibility” into or the inability to determine or observe the levels of inventory in a distribution channel and the current level of sales to end users,

•	expected introductions of new products that may result in the technological obsolescence of and larger than expected returns of current products,

•	the significance of a particular distributor to the registrant’s (or a reporting segment’s) business, sales and marketing,

•	the newness of a product,

•	the introduction of competitors products with superior technology or greater expected market acceptance, and

•	other factors that affect market demand and changing trends in that demand for the registrant’s products.

The aggregate net product return allowance reserve was $1.2 million as of December 31, 2008, and $0.9 million as of December 31, 2007. A tabular roll-forward of the activity related to the allowance for product returns is as follows:

Description	Balance at Beginning of Period	Expense Provisions		Actual Deductions		Other Deductions	Balance at End of Period
		Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales
	(In thousands)
Allowance for sales returns:
2008	$905	175	2,673	—	(2,590)	—	$1,163
2007	$2,452	115	(308)	—	(1,354)	—	$905

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.6 million as of December 31, 2008 and $1.0 million as of December 31, 2007. A tabular roll-forward of the activity related to the allowances for Medicaid and other government rebates is as follows:

Description	Balance at Beginning of Period	Expense Provisions		Actual Deductions		Other Deductions	Balance at End of Period
		Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales
	(In thousands)
Allowance for rebates:
2008	$1,003	1,754	(183)	(1,111)	(820)	—	$643
2007	$1,253	2,188	(431)	(1,185)	(822)	—	$1,003

Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves were $6.3 million and $7.9 million as of December 31, 2008 and 2007, respectively.

Share-Based Compensation. We grant stock options to employees and non-employee directors, which we refer to as Directors, with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees vest over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on an annual basis and represent compensation for service performance on our board. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and the vesting period. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. For the year ended December 31, 2008, we issued 378,000 shares of our common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million. For the years ended December 31, 2008, 2007 and 2006, approximately $3.5 million, $3.3 million and $1.2 million, respectively, of stock option compensation expense has been charged against income. As of December 31, 2008, there was $4.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.

We grant restricted stock awards to some of our employees and to our Directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to Directors are granted on an annual basis and represent compensation for services performed on our board. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded. For the year ended December 31, 2008, we issued 358,000 shares of restricted stock at a weighted-average grant date fair value of $9.98 per share amounting to $3.6 million in total aggregate fair market value. For the years ended December 31, 2008, 2007 and 2006, approximately $3.5 million, $2.7 million and $0.4 million, respectively, of deferred restricted stock compensation cost has been charged against income. At December 31, 2008, approximately 875,000 shares remained unvested and there was approximately $6.1 million of unrecognized compensation cost related to restricted stock.

We issue restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over one to three years from the date of grant upon the achievement of specific strategic objectives associated with the achievement of KRYSTEXXA-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of our common stock on the date the award is approved multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

During 2007, we issued a restricted stock award to our former President and Chief Executive Officer, the vesting of which was contingent upon the price of our common stock achieving a certain pre-established stock price target. We used a Monte Carlo simulation model to calculate both the grant date fair value and the derived requisite service period of the award. Based on the simulation, the grant date fair value of the award was $8.98 per share and compensation cost was being charged against income ratably over a two-year derived requisite service period. For restricted stock awards that contain market conditions, compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived requisite service period is not met by the recipient of the award. As a result of the resignation of employment of our former President and Chief Executive Officer in November 2008, the derived requisite service period for this award was not met, and therefore, we reversed approximately $1.5 million of compensation expense that was previously charged against income.

During the year ended December 31, 2008, we recorded income of approximately $0.3 million related to restricted stock awards that contained performance or market conditions as a result of the reversal of the market-based restricted stock award noted above. During the years ended December 31, 2007 and 2006, approximately $2.4 million and $0.7 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance or market conditions. We have not granted any awards that contain both performance and market conditions. At December 31, 2008, approximately 351,000 potential shares of restricted stock with performance conditions remain unvested. Restricted stock awards that contain performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $2.6 million of additional compensation expense if the performance targets are met or expected to be attained. During the year ended December 31, 2008 we cancelled approximately 235,000 potentially restricted shares that continued performance or market conditions due to objectives that were not attained.

Research and Development. During the first quarter of 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The EITF affirmed as a consensus, the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, we have deferred approximately $1.3 million of these costs as of December 31, 2008 and have amortized approximately $0.6 million of these costs into expense for the year ended December 31, 2008 based on services performed. The net deferred balance of $0.7 million as of December 31, 2008 is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $2.5 million and $5.6 million of fees incurred during the years ended December 31, 2008 and 2007, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA.

Income taxes. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48 in 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheets. This increase in liability resulted in a corresponding increase to Accumulated Deficit. The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $11.2 million as of December 31, 2008, including accrued penalties and interest. The net increase of $6.6 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

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

Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the years ended December 31, 2008, 2007 and 2006, we recorded $0.5 million, $0.3 million and $0.1 million of realized investment losses due to OTT declines in fair value, respectively.

Results of Operations

Our revenues for 2008, 2007 and 2006 were derived primarily from Oxandrin and oxandrolone. Our product revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

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

Our future revenues depend on our success in completing development and commercialization of KRYSTEXXA. The commercial success of KRYSTEXXA will depend on many factors, including:

•	receiving, and the timing of, marketing approvals from the FDA and similar foreign regulatory authorities,

•

receiving FDA and other foreign regulatory approvals of the third-party manufacturing facilities used to produce the active pharmaceutical and other ingredients used in KRYSTEXXA, as well as for facilities used by our third-party fill and finish provider,

•	successful completion of our OLE study and any other clinical trials we may undertake,

•	producing batches of the active pharmaceutical and other ingredients used in KRYSTEXXA in commercial quantities through a validated process,

•	maintaining and, as appropriate, entering into additional, commercial manufacturing arrangements for KRYSTEXXA,

•	launching commercial sales of the product, whether alone or in collaboration with others,

•	acceptance of KRYSTEXXA by physicians, patients, healthcare payors and others in the medical community, and

•	our ability to raise substantial additional capital.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Year Ended December 31,
	2008		2007		2006
	(In thousands)
Oxandrin	$(357)	-11.8%	$8,425	60.9%	$46,965	99.2%
Oxandrolone (1)	3,385	111.8	5,400	39.1	469	1.0
Delatestryl (2)	—	—	—	—	(83)	(0.2)

	$3,028	100.0%	$13,825	100.0%	$47,351	100.0%

(1)	In December 2006, we launched our authorized generic of Oxandrin, which is distributed through Watson.

(2)	In January 2006, we completed the sale of Delatestryl to Indevus.

Our financial results have been dependent on sales of Oxandrin since its launch in December 1995. Generic competition for Oxandrin began in December 2006 and the introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has adversely affected us financially and has required us to scale back some of our business activities related to the product. As a result, we anticipate that Oxandrin will be a much less significant product for our future operating results.

During 2008, 2007 and 2006, we incurred substantial expenses relating to the clinical development of KRYSTEXXA. We expect to continue to incur significant losses in 2009, as we anticipate revenues from Oxandrin and oxandrolone will remain flat or decrease, coupled with continued substantial expenses relating to the development and, if approved, the commercialization of KRYSTEXXA. Our expenses relating to the development and commercialization of KRYSTEXXA will depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA,

•	the cost of manufacturing activities,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•	our ability to establish and maintain additional collaborative arrangements.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

Revenues

Total revenues from continuing operations decreased $10.8 million, or 77%, to $3.2 million in 2008, from $14.0 million in 2007. This decrease resulted primarily from lower product sales of Oxandrin and oxandrolone. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition.

We recorded Oxandrin negative net product sales of $0.4 million for the year ended December 31, 2008, compared with $8.4 million of net product sales for the year ended December 31, 2007. This decrease was primarily due to lower gross sales as a result of increased generic competition and an increase in our allowance for product returns due to higher actual historical rates of return for the product.

Revenues from oxandrolone decreased $2.0 million, to $3.4 million in 2008, from $5.4 million in 2007 due to increased generic competition.

Cost of goods sold

Cost of goods sold remained unchanged at $1.2 million in both 2008 and 2007. Our cost of goods sold did not vary significantly from period to period.

Research and development expenses

Research and development expenses increased $4.6 million, or 9%, to $55.5 million in 2008, from $50.9 million in 2007. The increase was mainly due to a $5.5 million increase in manufacturing-related expenses for the completion of the first commercial batches of KRYSTEXXA and from the process validation and technology transfer to our secondary source supplier of KRYSTEXXA API. The increase in expenses was also due to $3.1 million in higher consulting, medical writing and data management services associated with the preparation of our BLA filing for KRYSTEXXA, $2.0 million in higher compensation expenses due to increased headcount and service-based restricted stock awards, $1.6 million from toxicology expenses and other clinical research studies for KRYSTEXXA and a $0.5 million license milestone payment resulting from the filing of our BLA in October 2008. Partially offsetting these increases was an $8.0 million decrease in clinical trial expenses as our Phase 3 clinical trials for KRYSTEXXA were completed in late 2007.

If and when our BLA for KRYSTEXXA is approved by the FDA, we will no longer record manufacturing-related costs for KRYSTEXXA as research and development expenses and will instead capitalize those costs as inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.5 million, or 14%, to $35.6 million in 2008, from $31.1 million in 2007. This increase was primarily due to a $3.9 million increase in legal expenses as a result of our patent infringement litigation with Upsher-Smith Laboratories, or Upsher-Smith, and the settlement of a lawsuit with a former executive relating to his entitlement to severance payments and benefits upon termination of his employment. Additionally, marketing expenses for the preparation of the commercial launch of KRYSTEXXA increased by approximately $2.0 million. Also contributing to the increase was approximately $1.9 million in accrued severance expenses related to the separation agreement with our former President and Chief Executive Officer. Partially offsetting the increases was the reversal of approximately $1.5 million in stock-based compensation expense that was previously charged against income related to a restricted stock award that contained a market condition for which the derived service period was not met, as a result of the resignation of our former President and Chief Executive Officer. Also contributing to the offset was a decrease of approximately $0.7 million in audit fees and $1.0 million in decreased bonuses for senior executives.

Investment income

Investment income decreased $7.7 million, or 87%, to $1.1 million in 2008, from $8.8 million in 2007. The decrease was due to decreases in dividend and interest income driven by lower cash, cash equivalent and investment balances in addition to lower yields earned on these investments. The decrease is also attributable to approximately $1.0 million of realized losses resulting from redemptions and impairment write-downs on our investment in the Columbia Strategic Cash Portfolio during 2008.

Income tax benefit

The income tax benefit decreased $6.8 million, to a benefit of $5.0 million in 2008, from a benefit of $11.8 million in 2007. The 2008 income tax benefit reflects the expected tax effect of carrying back a portion of our 2008 net operating loss to our 2006 tax year to recover the remaining income tax liability that is eligible to be refunded for that tax year and the reversal of a deferred tax benefit related to a liability for an unrecognized tax benefit. The decrease in the tax benefit from 2007 resulted from having significantly less 2006 taxes available to be refunded as a result of carrying back 2008 net operating losses than were available to be refunded as a result of carrying back 2007 net operating losses.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Revenues

Total revenues from continuing operations decreased $33.5 million, or 71% to $14.0 million in 2007, from $47.5 million in 2006. This decrease resulted primarily from lower product sales of Oxandrin partially offset by revenues from our authorized generic version of oxandrolone, through our distribution agreement with Watson.

Sales of Oxandrin decreased $38.6 million, or 82%, to $8.4 million in 2007, from $47.0 million in 2006. This decrease was primarily attributable to generic competition to Oxandrin, which began in December 2006. Total prescription volume for Oxandrin decreased by 76% in 2007 from 2006.

Revenues from oxandrolone, increased by $4.9 million, to $5.4 million in 2007, from $0.5 million in 2006. Oxandrolone revenues were nominal in 2006, as we launched this product in December 2006.

Cost of goods sold

Cost of goods sold decreased $7.3 million, or 86%, to $1.2 million in 2007, from $8.5 million in 2006. The decrease was primarily due to lower sales of Oxandrin in 2007 as a result of generic competition. Additionally, the 2006 results included increased valuation reserves of $2.6 million related to Oxandrin inventory and a $2.0 million accrued liability related to our future minimum purchase commitments for Oxandrin raw material inventory, both resulting from the estimated impact of generic competition. During 2007, we entered into an agreement with our oxandrolone raw material supplier to reduce our future inventory purchase commitment obligation in lieu of a final contract amendment payment of $0.9 million, a portion of which was related to inventory. As a result of this agreement, we recorded a $1.4 million adjustment, which reduced cost of goods sold in 2007.

Research and development expenses

Research and development expenses increased $29.5 million, or 138%, to $50.9 million in 2007, from $21.4 million in 2006. The increase was the result of Phase 3 clinical trials for KRYSTEXXA, which were completely enrolled in March 2007 and completed in October 2007. Additionally, significant development work related to KRYSTEXXA manufacturing validation was completed in 2007. Expenses related to KRYSTEXXA clinical trials increased by $9.5 million from 2006 to 2007, and KRYSTEXXA manufacturing and process development expenses increased by $8.0 million from 2006 to 2007. In addition, we incurred approximately $5.5 million of non-refundable fees for the reservation of manufacturing capacity associated with potential future KRYSTEXXA orders pursuant to manufacturing agreements with our primary and secondary contract manufacturers. We also recognized a $2.2 million increase in stock-based compensation expense in 2007, including performance-based stock awards where performance objectives were either achieved or determined to be achievable, a $0.9 million increase in salaries and benefits due to increased headcount, and a $3.4 million increase in legal and consulting expenses related to preparation of our KRYSTEXXA BLA and patent protection.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.5 million, or 10%, to $31.1 million in 2007, from $34.6 million in 2006. Of the decrease, approximately $2.7 million resulted from lower salaries, benefits and other expenses related to our Oxandrin sales force terminated in January 2007. Additionally, from 2006 to 2007, Sarbanes-Oxley-related fees decreased by $1.4 million, financial consulting fees decreased by $1.2 million, audit fees decreased by $1.1 million, and legal fees decreased by $0.7 million. Partially offsetting these lower costs was a $3.9 million increase in stock-based compensation expense, including performance-based stock awards where performance objectives were either achieved or determined to be achievable.

Investment income

Investment income increased $1.6 million, or 22%, to $8.8 million in 2007, from $7.2 million in 2006. This increase primarily resulted from dividend and interest income on higher average cash balances, partially offset by the impact of lower effective interest rates during 2007 as compared to 2006.

Other income (expense)

Other income (expense) decreased $8.8 million, to an expense of $0.5 million in 2007, from income of $8.3 million in 2006. Our 2007 expense was primarily attributable to $0.5 million of interest and tax penalties associated with our liability for unrecognized tax benefits for 2007. Additionally, our 2006 results included a $5.9 million gain on the sale of Delatestryl, a $1.3 million settlement with the Ross Products division of Abbott Laboratories related to commission payment overcharges, $0.6 million of income from the expected receipt of Omrix stock from Catalyst Investments, L.P., or Catalyst, in connection with our 2005 agreement with Catalyst and $0.5 million related to a settlement of litigation with Novo Nordisk.

Income tax benefit

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

We carried back our 2007 federal net operating losses, to the extent allowable, against 2006 taxable income and received an additional refund of approximately $8.6 million during 2008 which was reflected in Recoverable Income Taxes on our consolidated balance sheets as of December 31, 2007.

Liquidity and Capital Resources

We require cash to fund our operations, including principally the development of KRYSTEXXA. In recent years we have financed our operations through the divestiture of assets, revenues from the sale of Oxandrin and oxandrolone, and income tax refunds. Our revenues from Oxandrin have decreased significantly in recent years and they continue to decrease as a result of generic competition. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not provide significant cash, and we do not have further non-core assets to divest. As a result, we currently finance our operations principally from cash on hand, investment income earned from our cash on hand, and realization of tax benefits. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. As a result, we expect that we will need to raise substantial additional capital should we commercialize KRYSTEXXA. We continue to evaluate the potential collaboration with third parties involving KRYSTEXXA in the United States and internationally and continue to consider other strategic options and opportunities globally to optimize Shareholder Value. If we are successful in our pursuit of any of these strategic options and opportunities, our capital requirement may decline, perhaps materially.

As of December 31, 2008, we had $76.3 million in cash and cash equivalents. Our current operating plan assumes the approval and launch of KRYSTEXXA in the third quarter of 2009 and includes a ramp-up of expenses and spending in the latter part of the third quarter of 2009 for the hiring of a sales organization, including a 60-person sales force and district and national sales managers, and an increase in marketing expenses in preparation for the commercial product launch. Our current operating plan does not provide a contingency fund for any unexpected commitments that may occur as a result of the FDA’s review of our BLA for KRYSTEXXA. Based on our current operating plan, we believe that our available cash and cash equivalents, related investment income and tax benefits realized will be sufficient to fund anticipated levels of operations at least through February 2010.

Tax Benefits

As of December 31, 2008, we had a net operating loss for federal income taxes of $77.7 million. Subject to applicable tax regulations, we are entitled to carry these net operating losses back to recover a portion of our prior federal income taxes paid. In April 2008, we received $8.6 million of federal income tax refunds based on our use of this net operating loss carryback. In 2009, we expect to be able to recover an additional $5.5 million refund of federal income taxes paid in prior periods. This recovery in 2009 of prior income taxes paid will exhaust our ability to use our net operating loss to recover prior income taxes paid, so we do not expect to receive any further cash from tax benefits after 2009.

Cash Flows

For the year ended December 31, 2008, we used net cash of $64.5 million in operating activities. This consisted of a net loss for the period of $84.2 million, offset in part by $8.6 million of federal income tax benefits realized and $2.4 million received from the issuance of common stock primarily as a result of exercise of stock options. We received $13.5 million from investment activities resulting primarily from redemptions of our investment in the Columbia Strategic Cash Portfolio, or the Portfolio. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations.

For the year ended December 31, 2007, we used net cash of $40.8 million in operating activities. This consisted of a net loss for the period of $48.7 million, offset in part by $4.6 million of federal income tax benefits realized and $4.1 million received from the issuance of common stock primarily as a result of exercise of stock options. We used $18.2 million in cash from investment activities, resulting primarily from the purchase of our investment in the Columbia Strategic Cash Portfolio. We utilized cash in the amount of $0.9 million for capital expenditures in 2007, primarily due to leasehold improvements and furniture and equipment associated with the amended sublease agreement that returned approximately 5,310 square feet of office space in our corporate headquarters location to us.

In November 2007, we used $20.0 million in cash to purchase an investment in the Columbia Strategic Cash Portfolio, which is classified on our consolidated balance sheets as restricted Short-Term and Long-Term Investments. In December 2007, Columbia Management, or Columbia, a unit of Bank of America, or BOA, closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting our potential to invest in and withdraw from the Portfolio. As of December 31, 2008, approximately $14.7 million, or 74%, of our original $20.0 million investment has been redeemed and re-invested in cash and cash equivalents and used to fund operations. Additional redemptions of $2.3 million are expected by the end of 2009 with the remaining balance to be redeemed after 2009. At December 31, 2008, the fair market value of restricted investment securities was $4.0 million, $2.3 million of which is reflected in our consolidated balance sheets as a component of Short-Term Investments and $1.7 million of which is reflected in our consolidated balance sheets as a component of Long-Term Other Assets. At December 31, 2007, the fair market value of our investment in the Portfolio was $18.0 million, $16.2 million of which was reflected in our consolidated balance sheet as Short-Term Investments and $1.8 million of which was reflected as Long-Term Other Assets.

Funding Requirements

We expect to devote substantial resources to continue our efforts to advance the development and regulatory review of KRYSTEXXA, seek FDA approval of the BLA filing for KRYSTEXXA, and prepare for the commercial launch of the product in the United States. Our funding requirements will depend on numerous factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA,

•	the cost of manufacturing activities,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•	our ability to establish and maintain additional collaborative arrangements.

If the FDA does not approve our BLA, if we are not successful in commercializing KRYSTEXXA, or if the FDA materially delays its approval of KRYSTEXXA, our cash needs will increase, our business will be materially harmed and we may need to curtail or cease operations. If the FDA does approve our BLA, we will be required to make significant expenditures in connection with the commercialization of KRYSTEXXA, and we may be required to seek additional funding. We continue to evaluate potential collaborations with third parties involving KRYSTEXXA in the United States and internationally and continue to consider other strategic options and opportunities globally to optimize Shareholder Value. If we are successful in our pursuit of any of these strategic options and opportunities, our capital requirements may decline, perhaps materially.

We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of December 31, 2008:

Payments Due by Period

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$223	$59	$164	$—	$—
Operating lease obligations	7,985	1,851	5,667	467	—
Purchase commitment obligations (1)	20,643	17,520	3,123	—	—
Other Commitments (2)	2,837	1,821	1,016	—	—

Total	$31,688	$21,251	$9,970	$467	$—

(1)

Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted.

(2)

Other commitments represent obligations related to potential developmental milestone payments and other commitments that we believe are probable to occur during the KRYSTEXXA research and development process up through and including regulatory submission. Developmental and sales-based milestone payments that occur upon or subsequent to regulatory approval have not been included in the table due to the uncertainly of achieving regulatory approval. In the event that KRYSTEXXA receives regulatory approval, the resulting milestone payment obligation would be approximately $0.8 million. If we successfully commercialize KRYSTEXXA and achieve certain sales levels, sales-based milestone payments could reach approximately $1.8 million. Other Commitments also includes accrued severance costs of $1.9 million related to a General Release and Separation agreement with our former President and Chief Executive Officer.

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Israel-United States Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sales of KRYSTEXXA if and when they commence. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. Our aggregate principle repayment obligation plus interest to OCS and BIRD if we successfully launch KRYSTEXXA and, as per our agreements with BTG and Diosynth manufacture 20% of our annual worldwide bulk product requirements outside of Israel, is approximately $3.3 million at December 31, 2008. These payments have been excluded from the table above due to the uncertainties surrounding the regulatory approval and commercialization of KRYSTEXXA. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of our KRYSTEXXA annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel.

If KRYSTEXXA is approved, we plan to initiate a Risk Evaluation Mitigation Strategy, or REMS, program to evaluate the long-term safety of KRYSTEXXA in patients with TFG. The program would also evaluate the long-term effectiveness of KRYSTEXXA, determine prescribing patterns and evaluate the quality of life outcomes for patients on KRYSTEXXA therapy. While we currently do not have any material commitments associated with the REMS program, we plan to spend approximately $8.0 million to $25.0 million on the program over the next five years. We may have significant obligations and commitments in the future related to the REMS program. We intend to fund the study with potential revenues from KRYSTEXXA.

As a result of our adoption of FIN 48 on January 1, 2007, we have a liability for unrecognized tax benefits of $11.2 million as of December 31, 2008. We estimate that $1.6 million of this liability will be paid within the next twelve months and are unable to estimate the amount or the timing of payments, if any, on the remaining $9.6 million of this liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Accounting Pronouncements Adopted

In January 2009, the FASB issued FASB Staff Position, or FSP, EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-1, SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin, or SAB, Topic 5M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP also amends footnote 21c of FASB Statement No. 157, Fair Value Measurements, as added by FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on our consolidated financial statements.

In October 2008, the FASB issued FASB FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008 including prior periods for which financial statements have not been issued. We adopted FSP No. 157-3 on October 10, 2008. The adoption of FSP No. 157-3 did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of non-governmental entities that are presented in conformity with Generally Accepted Accounting Principles, or GAAP. This statement is effective on November 15, 2008. The effective date is tied to the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles, which occurred in September 2008. The adoption of SFAS No. 162 did not have an impact on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 and which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R) Share-based Payment. In particular, the staff of the SEC indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff of the SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff of the SEC stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SAB No. 110 discusses that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff of the SEC will continue to accept, under certain circumstances, the use of the simplified method after December 31, 2007. We employed the simplified method for all stock options granted prior to December 31, 2007. We utilize historical experience as the basis for the expected term for all stock options granted subsequent to December 31, 2007.

In September 2007, the EITF reached a final consensus on Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The EITF reached a final consensus that is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Consistent with the consensus, we have deferred approximately $1.3 million of these costs as of December 31, 2008 and have amortized approximately $0.6 million of these costs into expense for the year ended December 31, 2008, based on services performed. The net deferred balance of $0.7 million as of December 31, 2008 is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet.

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

In February 2007, the FASB issued Staff Position, or FSP, No. 157-2. FSP No. 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis and at least annually. The delay is intended to allow the FASB and its constituents, additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Since we do not carry any non-financial instruments that are measured at fair value on a non-recurring basis, the conclusion of the SFAS No. 157 deferral period will not have an effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 on January 1, 2008. Our adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of our adoption of SFAS No. 157.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48 in 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheet. This increase in liability resulted in a corresponding increase to Accumulated Deficit. The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $11.2 million as of December 31, 2008, including accrued penalties and interest. The net increase of $6.6 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

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

Interest Rate Risk

Our interest bearing assets consist of cash and cash equivalents, which currently include money market funds and short-term bank time deposits, as well as short-term and long-term investments. Our short-term and long-term investments currently consist primarily of an investment in an enhanced yield cash fund. Our interest income is sensitive to changes in the general level of interest rates primarily in the United States, and other market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and is affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment under the framework in Internal Control—Integrated Framework, management, including the Company’s President and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated within their report herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Savient Pharmaceuticals, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109. As discussed in Note 10 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Savient Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of Savient Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

New York, NY
February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Savient Pharmaceuticals, Inc.

We have audited Savient Pharmaceuticals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Savient Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Savient Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

New York, NY
February 27, 2009

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$76,315	$124,865
Short-term investments (including restricted investments)	2,282	17,557
Accounts receivable, net	822	1,490
Notes receivable	—	644
Inventories, net	1,892	2,636
Recoverable income taxes	5,526	8,637
Prepaid expenses and other current assets	2,782	3,105

Total current assets	89,619	158,934

Deferred income taxes, net	4,200	3,558
Property and equipment, net	1,393	1,599
Other assets (including restricted cash and investments)	3,010	3,082

Total assets	$98,222	$167,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,888	$3,758
Deferred revenues	451	1,298
Other current liabilities	18,650	14,128

Total current liabilities	24,989	19,184
Other liabilities	9,809	8,924
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; issued and outstanding 54,654,000 in 2008; 53,712,000 in 2007	547	537
Additional paid-in-capital	214,467	204,659
Accumulated deficit	(151,614)	(67,445)
Accumulated other comprehensive income	24	1,314

Total stockholders’ equity	63,424	139,065

Total liabilities and stockholders’ equity	$98,222	$167,173

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales, net	$3,028	$13,825	$47,351
Other revenues	153	199	163

	3,181	14,024	47,514

Cost and expenses:
Cost of goods sold	1,154	1,205	8,506
Research and development	55,488	50,870	21,412
Selling, general and administrative	35,550	31,123	34,596
Commissions and royalties	—	—	5

	92,192	83,198	64,519

Operating loss from continuing operations	(89,011)	(69,174)	(17,005)
Investment income, net	1,146	8,755	7,233
Other income (expense), net	(393)	(543)	8,333

Loss from continuing operations before income taxes	(88,258)	(60,962)	(1,439)
Income tax expense (benefit)	(5,017)	(11,807)	25

Loss from continuing operations	(83,241)	(49,155)	(1,464)
Income (loss) from discontinued operations, net of income taxes (includes gain on sale of discontinued operation)	(928)	487	61,789

Net income (loss)	$(84,169)	$(48,668)	$60,325

Loss per common share from continuing operations:
Basic and diluted	$(1.55)	$(0.94)	$(0.03)

Earnings (loss) per common share from discontinued operations:
Basic and diluted	$(0.02)	$0.01	$1.06

Earnings (loss) per common share:
Basic and diluted	$(1.57)	$(0.93)	$1.03

Weighted-average number of common and common equivalent shares:
Basic and diluted	53,533	52,461	58,538

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2005	61,523	$615	$221,622	$(686)	$(41,519)	$1,362	$181,394
Comprehensive income:
Net income	—	—	—	—	60,325	—	60,325
Unrealized gain on marketable securities, net	—	—	—	—	—	2,032	2,032
Currency translation adjustment	—	—	—	—	—	(1,411)	(1,411)

Total comprehensive income							60,946

Transition effect of adoption of SFAS No. 123(R)	—	—	(686)	686	—	—	—
Restricted stock grants	312	3	(3)	—	—	—	—
Amortization of deferred compensation	—	—	1,118	—	—	—	1,118
Forfeiture of restricted stock grants	(83)	(1)	1	—	—	—	—
Issuance of common stock	174	2	546	—	—	—	548
Repurchase and retirement of common stock	(10,000)	(100)	(36,095)	—	(33,122)	—	(69,317)
ESPP compensation expense	—	—	192	—	—	—	192
Stock option compensation expense	—	—	1,151	—	—	—	1,151
Tax benefit of share-based compensation	—	—	296	—	—	—	296
Exercise of stock options	383	4	1,354	—	—	—	1,358

Balance, December 31, 2006	52,309	$523	$189,496	$—	$(14,316)	$1,983	$177,686

The accompanying notes are an integral part of these consolidated financial statements (continued).

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2006	52,309	$523	$189,496	$—	$(14,316)	$1,983	$177,686
Comprehensive loss: Net loss	—	—	—	—	(48,668)	—	(48,668)
Unrealized loss on marketable securities, net	—	—	—	—	—	(669)	(669)

Total comprehensive loss	—	—	—	—	—	—	(49,337)

Cumulative impact of change in accounting related to the adoption of FIN 48	—	—	—	—	(4,461)	—	(4,461)
Restricted stock grants	633	6	(5)	—	—	—	1
Amortization of deferred compensation	—	—	5,155	—	—	—	5,155
Forfeiture of restricted stock grants	(14)	—	(1)	—	—	—	(1)
Issuance of common stock	177	2	656	—	—	—	658
ESPP compensation expense	—	—	249	—	—	—	249
Stock option compensation expense	—	—	3,338	—	—	—	3,338
Tax benefit of share-based compensation	—	—	2,240	—	—	—	2,240
Exercise of stock options	607	6	3,531	—	—	—	3,537

Balance, December 31, 2007	53,712	$537	$204,659	$—	$(67,445)	$1,314	$139,065

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2007	53,712	$537	$204,659	$—	$(67,445)	$1,314	$139,065
Comprehensive loss:
Net loss	—	—	—	—	(84,169)	—	(84,169)
Unrealized loss on marketable securities, net	—	—	—	—	—	(1,290)	(1,290)

Total comprehensive loss	—	—	—	—	—	—	(85,459)

Restricted stock grants	517	5	(5)	—	—	—	—
Amortization of deferred compensation	—	—	3,214	—	—	—	3,214
Forfeiture of restricted stock grants	(4)	—	—	—	—	—	—
Issuance of common stock	90	1	799	—	—	—	800
ESPP compensation expense	—	—	658	—	—	—	658
Stock option compensation expense	—	—	3,517	—	—	—	3,517
Shares repurchased and cancelled	(39)	—	(208)	—	—	—	(208)
Exercise of stock options	378	4	1,833	—	—	—	1,837

Balance, December 31, 2008	54,654	$547	$214,467	$—	$(151,614)	$24	$63,424

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(84,169)	$(48,668)	$60,325
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	474	458	1,433
Amortization of intangible assets	—	—	2,417
Deferred income taxes	(642)	(3,558)	(755)
Unrecognized tax benefit liability	2,509	4,240	—
Gain related to receipt of Omrix shares	—	—	(575)
Gain on sale of oral liquid pharmaceutical business	—	—	(77,174)
Gain on sale of Delatestryl	—	—	(5,884)
Proceeds from sale of trading securities	—	—	1,129
Net realized (gains) losses	889	(6)	(520)
Common stock issued as payment for services	—	51	135
Amortization of deferred compensation related to restricted stock (including performance shares)	3,214	5,155	1,118
Stock option and ESPP compensation	4,175	3,587	1,343
Changes in:
Accounts receivables, net	668	2,027	2,343
Inventories, net	744	1,567	1,004
Recoverable income taxes	3,111	(8,637)	—
Prepaid expenses and other current assets	323	3,993	(7,577)
Accounts payable	1,836	52	(145)
Income taxes payable	294	(846)	552
Other current liabilities	2,957	(1,096)	(268)
Deferred revenues	(847)	882	2,373

Net cash used in operating activities	(64,464)	(40,799)	(18,726)

Cash flows from investing activities:
Proceeds from the sale of oral liquid pharmaceutical business	—	—	176,000
Proceeds from the collection of note receivable issued in connection with the sale of global biologics manufacturing business	—	—	6,700
Proceeds from sale of Delatestryl	644	644	5,531
Purchases of available-for-sale securities (restricted)	(323)	(20,140)	—
Proceeds from sale of available-for-sale securities (restricted)	13,365	1,785	—
Proceeds from sales of available-for-sale securities	151	436	—
Capital expenditures	(268)	(918)	(2,679)
Changes in other long-term assets	(25)	—	1,769

Net cash provided by (used in) investing activities	13,544	(18,193)	187,321

The accompanying notes are an integral part of these consolidated financial statements. (continued)

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Repurchase and retirement of common stock	$(208)	$—	$(69,317)
Proceeds from issuance of common stock	2,637	4,144	1,771
Additional paid-in-capital excess tax benefit	—	2,240	296
Changes in other long term liabilities	(59)	180	—

Net cash provided by (used in) financing activities	2,370	6,564	(67,250)
Effect of exchange rate changes	—	—	767

Net increase (decrease) in cash and cash equivalents	(48,550)	(52,428)	102,112
Cash and cash equivalents at beginning of period	124,865	177,293	75,181

Cash and cash equivalents at end of period	$76,315	$124,865	$177,293

Supplementary Information
Other information:
Income tax paid	$44	$139	$23,847
Interest paid	$29	$21	$2

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc., and its wholly-owned subsidiaries (“Savient” or “the Company”), are focused on developing and marketing pharmaceutical products that target unmet medical needs in both niche and broader specialty markets. The Company is currently developing one product: KRYSTEXXA™ (pegloticase), formerly referred to as Puricase®, as a therapy for patients with treatment-failure gout (“TFG”), to control hyperuricemia and to manage the signs and symptoms of gout. TFG is gout in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with conventional urate-lowering therapy at the maximum medically appropriate dose or for whom conventional urate-lowering therapy is contraindicated.

In October 2007, the Company completed the in-life portion of its two replicate Phase 3 clinical trials of KRYSTEXXA, and reported positive top-line clinical results in December 2007. In February 2008, the Company also reported positive results for additional secondary endpoints in these Phase 3 trials. In October 2008, the Company reported further details of the data from its Phase 3 trials, as well as the interim results of an Open Label Extension (“OLE”), study, which provided additional data on the safety and efficacy of KRYSTEXXA in patients treated for up to one year or longer.

The Company is conducting the OLE study in patients who have completed the Phase 3 clinical trials. In the OLE study, patients chose to continue to receive KRYSTEXXA treatments every two weeks or every four weeks, or to participate in an observation-only arm. The Company is also conducting a re- exposure study in patients at four clinical sites that participated in KRYSTEXXA early development studies in order to determine whether patients who are re-exposed to KRYSTEXXA after a prolonged drug-free interval tolerate the drug well. These patients had not received KRYSTEXXA treatment since completing the Phase 1 or Phase 2 study in which they participated.

In October 2008, the Company submitted a Biologic License Application (“BLA”), to the U.S. Food and Drug Administration (“FDA”) for KRYSTEXXA, and in December 2008, the FDA notified the Company that the BLA was accepted for priority review. In January 2009, the FDA notified the Company of the acceptance of the trade name KRYSTEXXA as the proprietary name for pegloticase.

In November 2008, the Company’s Board of Directors established a BLA Oversight Committee of the Board with responsibility for oversight and management of the Company’s efforts to obtain FDA approval of the BLA for KRYSTEXXA and for the drug’s commercial launch. The committee conducted a comprehensive review of the BLA filing. In January 2009, the Company’s Board of Directors formally retained as a consultant Dr. Lee S. Simon, who is one of the Company’s directors, to more closely supervise the BLA process and the FDA Advisory Panel preparation.

The BLA Oversight Committee identified areas of the previously submitted BLA for KRYSTEXXA that the committee believed could be strengthened and clarified by amending the BLA. As a result, in January 2009, the Company submitted to the FDA amendments to the BLA for KRYSTEXXA to further clarify the BLA and to respond to FDA review related questions. The FDA determined that the amendments to the BLA constituted major amendments, and therefore the FDA elected under applicable procedures to extend its review period by three months, establishing a revised target Prescription Drug User Fee Act action date (“PDUFA date”), of August 1, 2009 for the Company’s BLA submission. The FDA also notified the Company that it has delayed the Arthritis Advisory Committee meeting that had been scheduled for March 5, 2009.

The Company’s strategic plan is to advance the development and regulatory review of KRYSTEXXA and seek FDA approval of the BLA filing for the product. The Company continues to evaluate potential worldwide collaborations or strategic transactions with third parties involving KRYSTEXXA in the United States and internationally in order to optimize shareholder value. If the Company is unsuccessful in consummating a collaboration or broader strategic transaction, the Company would then independently pursue the commercialization of KRYSTEXXA in the United States.

Currently, the Company sells and distributes branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. The Company distributes the branded

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

version of oxandrolone in the United States under the name Oxandrin® and an authorized generic version of oxandrolone through an agreement with Watson Pharma, Inc. (“Watson”). The Company launched its authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently has five competitors in the oxandrolone market. The Company’s generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories. The Company distributes the Oxandrin brand product directly through wholesalers.

The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin and the Company’s authorized generic version of oxandrolone product. The Company believes that revenues from Oxandrin and the Company’s authorized generic version of oxandrolone will continue to decrease.

Savient was founded in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On September 30, 2002, Savient, through its wholly-owned subsidiary Acacia Biopharma Limited, acquired Rosemont Pharmaceuticals Limited (“Rosemont” or “oral liquid pharmaceutical business”), a specialty pharmaceutical company located in the United Kingdom that develops, manufactures and markets pharmaceutical products in oral liquid form. On June 6, 2006, Savient contributed 100% of the stock in Acacia Biopharma Limited into Savient Pharma Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Savient. Additionally, Myelos Corporation (“Myelos”) contributed certain other intellectual property assets into Holdings. On July 18, 2005, the Company sold its global biologics manufacturing business, Bio-technolgy General Israel Ltd. (“BTG”) to Ferring B.V. and Ferring International Centre S.A. (“Ferring”). On August 4, 2006, the Company sold Rosemont to Ingleby (1705) Limited a Close Brothers Private Equity Company (“Close Brothers”) (see Note 15).

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA. The results of the Company’s former Rosemont and BTG subsidiaries are included as part of discontinued operations in the Company’s consolidated financial statements.

Savient conducts its administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from its headquarters in East Brunswick, New Jersey.

Recent Changes in the Company’s Senior Management

On January 17, 2009, Savient and Christopher Clement entered into an agreement based on his resignation in November 2008, providing for the termination of his employment as Savient’s President and Chief Executive Officer on mutually agreed terms. Paul Hamelin has assumed the position of President.

On February 12, 2009, Brian Hayden was terminated from his position as Savient’s Senior Vice President, Chief Financial Officer and Treasurer. David Gionco has assumed the position of Vice President, Chief Financial Officer and Treasurer.

On February 12, 2009, Dr. Robert Lamm resigned from his position as Savient’s Senior Vice President of Quality and Regulatory Affairs.

Basis of consolidation

The consolidated financial statements include the accounts of Savient, Myelos and Holdings. In addition, discontinued operations include the Company’s former subsidiaries, Rosemont and BTG.

Certain prior period amounts have been reclassified to conform to current year presentations. There was no effect on net loss or equity related to these reclassifications.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents

At December 31, 2008 and 2007, cash and cash equivalents included cash on hand and cash equivalent money market funds and overnight sweeps with maturities at the date of purchase of ninety days or less. All cash and cash equivalents are in U.S. dollar accounts.

Restricted cash

The Company’s restricted cash represents a required security deposit in connection with the lease arrangement for the Company’s administrative offices located in East Brunswick, New Jersey. At the inception of the lease, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and reflected in Other Assets (as restricted cash) in the Company’s consolidated balance sheets at December 31, 2008 and 2007.

Fair value of financial instruments

Fair Values of Financial Instruments, Statement of Financial Accounting Standards (“SFAS”) No. 157, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 107, Disclosures about Fair Values of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The carrying amounts of Cash and Cash Equivalents, Notes Receivable, Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value. See Note 2 to the Company’s consolidated financial statements for further discussion of the fair value of financial instruments.

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

The Company’s restricted investments consist of its investment in the Columbia Strategic Cash Portfolio (“the Portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders,

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore restricting the Company’s potential to invest in and withdraw from the Portfolio. At December 31, 2008, the fair market value of restricted investment securities was $4.0 million, $2.3 million of which is reflected in the Company’s consolidated balance sheets as a component of Short-Term Investments and $1.7 million of which is reflected in the Company’s consolidated balance sheets as a component of Other Assets. At December 31, 2007, the fair market value of the Company’s investment in the Portfolio was $18.0 million, $16.2 million of which was reflected in the Company’s consolidated balance sheet as Short- Term Investments and $1.8 million of which is reflected as Other Assets. See Note 2 to the Company’s consolidated financial statements for further discussion of the Company’s restricted investments.

Other-Than-Temporary Impairment Losses on Investments.

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2008, 2007 and 2006, the Company recorded realized investment losses due to OTT declines in fair value of $0.5 million, $0.3 million and $0.1 million, respectively.

Accounts receivable, net

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. In general, the Company has experienced minimal collection issues with its large customers. At December 31, 2008 and 2007, the balance of the Company’s allowance for doubtful accounts was $2,000 and $0.2 million, respectively.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. In 2006 and continuing throughout 2008, the Company shipped oxandrolone to its distributor and has accounted for these shipments on a consignment basis until product is sold into the retail market. The Company has deferred the recognition of revenue related to these shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria has been met. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB 104”), and SFAS No. 48, Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for returns

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

The allowance for product returns at December 31, 2008 and 2007 was $1.2 million and $0.9 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at December 31, 2008 and 2007

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $0.6 million and $1.0 million, respectively. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

Commercial discounts

The Company sells directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotion and pricing incentives.

Distribution fees

The Company has a distribution arrangement with a third-party logistics provider which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees associated with wholesaler distribution services from two of its largest customers.

Other revenues

Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.

Share-based compensation

The Company has share-based compensation plans in place which are described more fully in Note 10. Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense for stock option grants was recognized in the consolidated statements of operations for any periods ending prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost in 2008, 2007 and 2006 includes costs for options granted prior to, but not amortized as of, December 31, 2006. The modified-prospective-transition method does not result in the restatement of prior periods.

Research and development

During the first quarter of 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, the Company has deferred approximately $1.3 million of these costs as of December 31, 2008 and has amortized approximately $0.6 million of these costs into expense for the year ended December 31, 2008 based on services performed. The net deferred balance of $0.7 million as of December 31, 2008 is included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $2.5 million and $5.6 million of fees incurred during the years ended December 31, 2008 and 2007, respectively, to reserve manufacturing capacity at the Company’s third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which was issued in July 2006. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosures and transition. The Company recognizes interest and penalties, if any, related to unrecognized tax benefit liabilities in Other Income (Expense) within its consolidated statements of operations.

The Company’s former subsidiaries, BTG and Rosemont, filed separate income tax returns and provided for taxes under their respective local laws. Income tax expense related to these former subsidiaries are included in discontinued operations.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains (losses) on available-for-sale marketable securities and currency translation adjustments from the translation of financial statements related to the Company’s former subsidiary, Rosemont, from British pound sterling to U.S. dollars.

Earnings (loss) per common share

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method under the provisions of SFAS No. 128, Earnings Per Share (“EPS”). Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted loss per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and non-vested restricted stock. See Note 9 to the Company’s consolidated financial statements for further discussion of the Company’s earnings (loss) per common share.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, property and equipment, share-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which the Company bases its assumptions.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution, except for U.S. Treasury or Government Agency issues. Concentration of credit risk with respect to accounts receivable is discussed in Note 16. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

Accounting Pronouncements Adopted

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-1, SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP also amends footnote 21c of FASB Statement No. 157, Fair Value Measurements, as added by FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008 including prior periods for which financial statements have not been issued. The Company adopted FSP No. 157-3 on October 10, 2008. The adoption of FSP No. 157-3 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of non-governmental entities that are presented in conformity with GAAP. This statement is effective on November 15, 2008. The effective date is tied to the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles, which occurred in September 2008. The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 and which provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-based Payment. In particular, the staff of the SEC indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was issued, the staff of the SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff of the SEC stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff of the SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff of the SEC will continue to accept, under certain circumstances, the use of the simplified method after December 31, 2007. The Company employed the simplified method for all stock options granted prior to December 31, 2007. The Company utilizes historical experience as the basis for the expected term for all stock options granted subsequent to December 31, 2007.

In September 2007, the EITF reached a final consensus on Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The EITF affirmed as a consensus the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The EITF reached a final consensus that is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Consistent with the consensus, the Company has deferred approximately $1.3 million of these costs as of December 31, 2008 and has amortized approximately $0.6 million of these costs into expense for the year ended December 31, 2008 based on services performed. The net deferred balance of $0.7 million as of December 31, 2008 is included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheet.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate any disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The Company’s adoption of SFAS No. 159 did not have an effect on the Company’s consolidated financial statements since the Company did not elect the fair value option for any of the Company’s existing assets or liabilities.

In February 2007, the FASB issued FSP No. 157-2. FSP No. 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurements, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis and at least annually. The delay is intended to allow the FASB and its constituents, additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Since the Company does not carry any non-financial instruments that are measured at fair value on a non-recurring basis, the conclusion of the SFAS No. 157 deferral period will not have an effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

157 are effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements. See Note 2 to the Company’s consolidated financial statements for further discussion of the Company’s adoption of SFAS No. 157.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which the Company refers to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48 in 2007, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on the Company’s consolidated balance sheet. This increase in liability resulted in a corresponding increase to Accumulated Deficit. The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $11.2 million as of December 31, 2008, including accrued penalties and interest. The net increase of $6.6 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within the Company’s consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in the Company’s consolidated statements of operations.

Note 2—Fair Value of Financial Instruments and Investments

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

Level 2: Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full-term of the asset. Level 2 inputs include the following:

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents (1)	$76,315	$—	$—	$76,315
Short-term investments (available-for-sale) (2)	—	24	—	24
Restricted investments—short-term (available-for-sale) (3)	—	2,258	—	2,258

Total cash and cash equivalents and short-term investments	76,315	2,282	—	78,597

Restricted cash (1)	1,280	—	—	1,280
Restricted investments—long-term (available-for-sale) (3)	—	1,705	—	1,705

Total long-term investments	1,280	1,705	—	2,985

Total assets measured at fair value on a recurring basis	$77,595	$3,987	$—	$81,582

The cost and estimated fair value of the Company’s available-for-sale investments at December 31, 2008 and 2007 were as follows:

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity Securities (2), (4)	$—	$24	$—	$24
Columbia Strategic Cash Portfolio (restricted short-term portion) (3)	2,258	—	—	2,258

Total Short-term Investments	2,258	24	—	2,282
Columbia Strategic Cash Portfolio (restricted long-term portion) (3)	1,705	—	—	1,705

Total	$3,963	$24	$—	$3,987

	2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity Securities (2), (4)	$21	$1,318	$(4)	$1,335
Columbia Strategic Cash Portfolio (restricted short-term portion) (3)	16,222	—	—	16,222

Total Short-term Investments	16,243	1,318	(4)	17,557
Columbia Strategic Cash Portfolio (restricted long-term portion) (3)	1,802	—	—	1,802

Total	$18,045	$1,318	$(4)	$19,359

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)

Short-term investments at December 31, 2008 are comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading. Short-term investments at December 31, 2007 are comprised of the Company’s investment in common shares of Neuro-Hitech Pharmaceuticals, Inc. and Antares Pharma, Inc. The company liquidated its entire position in Antares Pharma, Inc. during 2008.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

The Company’s restricted investments consist of its investment in the Columbia Strategic Cash Portfolio (the “Portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting the Company’s potential to invest in and withdraw from the Portfolio. At December 31, 2008, approximately $14.7 million, or 74%, of the Company’s original $20.0 million investment has been redeemed and re-invested in cash and cash equivalents and used to fund operations. Additional redemptions of $2.3 million are expected by the end of 2009 with the remaining balance expected to be redeemed after 2009. At December 31, 2008, the fair market value of restricted investment securities was $4.0 million, $2.3 million of which is reflected in the Company’s consolidated balance sheets as a component of Short-Term Investments and $1.7 million of which is reflected in the Company’s consolidated balance sheets as a component of Other Assets. At December 31, 2007, the fair market value of the Company’s investment in the Portfolio was $18.0 million, $16.2 million of which was reflected in the Company’s consolidated balance sheets as Short-Term Investments and $1.8 million of which is reflected as Other Assets. The fair value of the securities held within the Portfolio are independently priced by third-party pricing services that also provide valuations of other Columbia funds. The Portfolio’s valuation process is covered by Columbia’s Mutual Fund Valuation Committee and its Valuation Group and is subject to various reviews on a daily, monthly and ad-hoc basis.

(4)

In 2003, the Company agreed to purchase up to an aggregate of $1.5 million in Marco Hi-Tech JV, Ltd. (“Marco”) preferred stock and it acquired an option to market Marco’s Huperzine-A product candidate for the treatment of Alzheimer’s disease. As of March 31, 2004, the Company had invested $1.0 million in Marco. In the second quarter of 2004, the Company elected not to make the final $500,000 investment in Marco. As a result, the Company’s holdings of Marco preferred stock were converted into 654,112 shares of Marco common stock, or approximately 8% of Marco’s fully-diluted outstanding common stock. Additionally, the option to market Huperzine-A was terminated and the Company fully impaired and recorded a realized impairment loss for the $1.0 million investment in Marco. On January 24, 2006, Marco entered into a merger agreement with Neurotech Pharmaceuticals, Inc. which later changed its name to Neuro-Hitech, Inc. (“Neuro-Hitech”). Pursuant to the terms of this merger agreement, each share of Marco converted into .583033 common shares of Neuro-Hitech, or 381,362 shares. Neuro-Hitech went public in February 2006 and trades on the Over the Counter Bulletin Board stock market. The Company has classified this investment as an available-for-sale security as per SFAS No. 115. Changes in the fair value are reported as unrealized investment gains as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and are not reflected in the consolidated statements of operations until a sale transaction occurs.

The Company does not carry any financial instruments or non-financial instruments that are measured at fair value on a non-recurring basis.

The carrying amounts of Notes Receivable, Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

There were no securities in a continuous unrealized loss position for greater than twelve months for the year ended December 31, 2008.

Net unrealized losses included in accumulated other comprehensive income, net of taxes, at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Net unrealized losses arising during the period	$(2,179)	$(663)
Reclassification adjustment for (gains) losses included in earnings	889	(6)

Unrealized losses included in comprehensive income	$(1,290)	$(669)

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007	2006
Proceeds	$13,516	$2,221	$—
Gross realized investment gains	141	337	—
Gross realized investment losses	$1,030	$331	$—

Note 3—Inventories

At December 31, 2008 and 2007, inventories at cost, net of reserves, were as follows:

	December 31,
	2008	2007
	(In thousands)
Raw materials	$2,596	$2,875
Finished goods	5,619	7,678

	8,215	10,553
Inventory reserves	(6,323)	(7,917)

Total	$1,892	$2,636

An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based on estimates of expected sales demand for Oxandrin and oxandrolone.

Note 4—Property and Equipment, Net

	December 31,
	2008	2007
	(In thousands)
Office equipment	$8,190	$7,922
Office equipment—capital leases	313	313
Leasehold improvements	1,536	1,536

	10,039	9,771
Accumulated depreciation and amortization	(8,646)	(8,172)

Total	$1,393	$1,599

Depreciation and amortization expense was approximately $0.5 million, $0.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Other Current Liabilities

The components of Other Current Liabilities for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Technology transfer services	$3,339	$1,867
Salaries and related expenses	2,324	3,419
Clinical research organization expenses	2,121	2,824
Severance	1,877	—
Unrecognized tax benefit—BTG tax assessment	1,565	—
Litigation, legal and professional fees	1,456	1,086
Allowance for product returns	1,163	905
Accrued taxes	760	1,148
Allowance for product rebates	709	1,077
Other	3,336	1,802

Total	$18,650	$14,128

Note 6—Other Long-Term Liabilities

The components of other liabilities for the periods ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Unrecognized tax benefit (1)	$9,645	$8,701
Capital leases (2)	164	223

Total	$9,809	$8,924

(1)	See Note 14 to the Financial Statements for further discussion of unrecognized tax benefits resulting from FIN 48.

(2)

The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from thirty-six to sixty months and have been entered into between 2002 and December 31, 2008.

Note 7—Commitments and Contingencies

Commitments

The Company’s headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. The lease provides Savient with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at December 31, 2008 and 2007. The Company currently has subleased approximately 7,090 square feet at a base average annual rental of $0.2 million through February 2009. In March 2009, the sublease agreement will terminate and as a result, the Company’s net annual rental expense will increase to approximately $1.9 million. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense from continuing operations was approximately $1.7 million, for each of the years ended December 31, 2008, 2007 and 2006. Rent expense is presented net of the sublease arrangement for the years ended December 31, 2008, 2007 and 2006.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are:

(in thousands)
2009	$1,814
2010	$1,854
2011	$1,867
2012	$1,867
2013	$467

At December 31, 2008, the Company had employment agreements with five senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.8 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

In March 2007, the Company entered into commercial supply and development agreements with Bio-Technology General Israel (a subsidiary of Ferring Pharmaceuticals) (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the active pharmaceutical ingredient (“API”) for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provides support with respect to the Company’s BLA for KRYSTEXXA. Under the Company’s commercial supply agreement with BTG, the Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of API that the Company expects to require for commercial supply in the following eighteen months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next twelve months within specified limits. As of December 31, 2008, based on the Company’s latest forecast, the Company was obligated to purchase an aggregate of approximately $4.1 million of API during 2009. During 2008 and 2007, the Company paid to BTG non-refundable fees of $2.2 million and $4.6 million, respectively, to reserve manufacturing capacity relating to potential future orders of KRYSTEXXA. The Company recorded these capacity reservation fees, which may be credited as a discount against future orders of KRYSTEXXA, as research and development expenses as they were incurred. Under the agreement, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA, and the Company is obligated to purchase from BTG at least 80% of the Company’s worldwide requirements of API. However, if BTG produces specified numbers of failed batches of API within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company’s reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers the Company’s KRYSTEXXA requirements that exceed BTG’s capacity. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of API under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective no earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

In August 2007, the Company entered into a services agreement with Diosynth RTP (“Diosynth”), pursuant to which Diosynth is preparing to serve as the Company’s secondary source supplier in the United States of API for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. As of December 31, 2008, the Company was obligated to make approximately $10.6 million of milestone

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments relating to technology transfer activities during 2009. The Company paid Diosynth a $1.0 million fee in 2007 for the reservation of manufacturing capacity required for the production of validation batches in connection with approving Diosynth as the Company’s secondary source supplier. The Company recorded this capacity reservation fee, a portion of which was credited against past milestone payments and a portion of which will be credited against future milestone payments, as research and development expenses as they were incurred. Either the Company or Diosynth may terminate this agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon forty-five days advance notice. If the Company terminates the agreement other than for Diosynth’s breach, or if Diosynth terminates the agreement for the Company’s breach, the Company must pay Diosynth a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within thirty days after any written notice from Diosynth that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project. The Company estimates that Diosynth will be able to commence its commercial supply of API for KRYSTEXXA as the Company’s secondary source supplier during the second half of 2010, at the earliest. This estimate assumes the successful completion of the technology transfer, the execution of validation batches meeting the same quality standards as those produced by BTG, and the FDA’s satisfactory inspection and regulatory approval of the Diosynth manufacturing facilities. The Company and Diosynth will jointly make a go/no-go decision to have Diosynth proceed with commercial manufacturing following the evaluation of various preliminary manufacturing runs.

In May 2007, the Company entered into a supply agreement with NOF Corporation (“NOF”) pursuant to which NOF serves as the Company’s exclusive supplier of methoxypolyethylene glycol (“mPEG”), which is used in the PEGylation process to produce KRYSTEXXA. The Company must purchase its entire supply of mPEG from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG that the Company expects to require in the following eighteen months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next twelve months within specified limits. As of December 31, 2008, the Company was obligated to purchase mPEG at an aggregate cost of approximately $1.5 million during 2009 and $2.3 million during 2010. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. Under the agreement, NOF was obligated to supply the Company with three mPEG validation batches during 2007 and prepare a Type II Drug Master File, or DMF, for submission to the FDA. NOF filed its Type II DMF with the FDA in December 2007 and it remains obligated under the agreement to use commercially reasonable efforts to submit a DMF, or its equivalent, to any regulatory agency in one additional country or the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional ten years by mutual agreement of the parties at least twelve months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon twenty-four months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG for up to two years following the termination date. If the Company terminates the agreement for convenience or NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the Company entered into a non-exclusive commercial supply agreement with Enzon Pharmaceuticals (“Enzon”), which replaced the Company’s 2006 service agreement with Enzon. Under the terms of the commercial supply agreement, Enzon has agreed to fill, inspect, package, test and provide specified product support services for the final KRYSTEXXA product. In return, if KRYSTEXXA receives FDA marketing approval, the Company will purchase from Enzon product and product support services during 2009 and 2010 at an aggregate cost of approximately $1.3 million and $0.8 million, respectively. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Enzon on a quarterly basis setting forth the total amount of final product that the Company expects to require in the following twenty-four months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next twelve months within specified limits. If the Company cancels batches subject to a firm order, the Company must pay Enzon a fee. Under the agreement, the Company is also obligated to pay Enzon a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Enzon’s production of the final product. During 2008, the Company incurred $0.3 million in capacity reservation fees. The Company recorded this capacity reservation fee as research and development expenses when incurred. After October 2009, either the Company or Enzon may terminate the agreement upon twenty-four months advance notice given thirty days before the anniversary date of the agreement. Either the Company or Enzon may also terminate the agreement in the event of insolvency or uncured material default in performance by either party, or in the event that the FDA does not approve the BLA for KRYSTEXXA and such disapproval is final or not appealed by the Company. In addition, if the FDA delays approval of the Company’s BLA for KRYSTEXXA, the obligations of both parties will be held in abeyance for up to eighteen months pending such approval, after which Enzon may terminate the agreement immediately and without penalty. The Company believes that its current arrangements for the supply of clinical and commercial quantities of KRYSTEXXA API and finished form KRYSTEXXA will be adequate to complete its clinical development program and to satisfy its currently forecasted commercial requirements of KRYSTEXXA.

The Company is party to an exclusive royalty-bearing license agreement with Mountain View Pharmaceuticals (“Mountain View”) and Duke University Medical Center (“Duke”), originally entered into in August 1997 and amended in November 2001, granting the Company rights under technology relating to mammalian and non-mammalian uricases, and Mountain View’s technology relating to polyethelene glycol conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for the Company’s KRYSTEXXA product. Under this agreement, the Company also has the exclusive license to the trademark Puricase, which is a registered trademark of Mountain View and was available for potential use as the proprietary name of the product candidate the Company now refers to as KRYSTEXXA. However, if the Company elects not to use the trademark Puricase, or if the Company otherwise fails to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then Mountain View would retain all rights to use the trademark Puricase. Under the agreement, the Company is required to use best efforts to bring to market and diligently market products that use the licensed technology. The Company must provide Mountain View and Duke with copies of all communications with regulatory authorities related to KRYSTEXXA and, until the year following the year in which the Company makes the first commercial sale of KRYSTEXXA, the Company must provide them with an annual report discussing the Company’s progress and plans for the development of KRYSTEXXA. The agreement requires the Company to pay to Mountain View and Duke quarterly royalty payments within sixty days after the end of each quarter based on net sales made in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by the Company or its sublicensees. Under the agreement, the Company is also required to pay royalties of 20% of any revenues or other consideration the Company receives from sublicensees during any quarter. During the year ended December 31, 2008, the Company made aggregate milestone payments to Mountain View and Duke of $0.5 million upon the filing of the BLA for KRYSTEXXA. The Company is also

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to pay up to an aggregate of approximately $1.8 million to Mountain View and Duke if the Company successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. In addition, if the Company obtains regulatory approval in one of five major global markets, which includes FDA approval in the United States, the Company will be required to make aggregate milestone payments of approximately $0.8 million to Mountain View and Duke. As of December 31, 2008, the Company has made aggregate payments of approximately $1.7 million to Mountain View and Duke for the achievement of milestones under this agreement. The agreement remains in effect, on a country-by-country basis, for the longer of ten years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The Company may terminate this agreement in one or more countries with six months prior notice, and the Company may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either the Company or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement for the other party’s bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to us with respect to the terminated countries under the agreement, including regulatory applications and preclinical and clinical data, revert to Mountain View and Duke and the Company is permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

The Company has received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA if and when commercial sale commences. The OCS grants were received by the Company’s former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. The Company’s aggregate principal repayment obligation plus interest to OCS and BIRD if it successfully launches KRYSTEXXA and, as per its agreements with BTG and Diosynth, manufactures at least 20% of its annual worldwide bulk product requirements outside of Israel, is approximately $3.3 million at December 31, 2008.

Contingencies

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

In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges the Company breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2008, the Court granted the Company’s motion to limit discovery to liability issues for 150 days in contemplation of the Company’s bringing a motion for summary judgment at the end of that period. Over the Company’s objection in 2008, the Court granted a request by Berger to extend the discovery period by four months and, accordingly, discovery as to liability ended in December 2008.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials.

During the year ended December 31, 2008, one of the Company’s customers requested a $1.0 million reimbursement for Oxandrin returned goods that were not in compliance with the Company’s returned goods policy. The Company is in the process of contesting this matter.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2008, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 8—Stockholders’ Equity

In September 2006, the Company repurchased and retired 10 million shares of its common stock in order to reduce the dilution of its common stock and increase shareholder value at a price of $6.80 per share through a modified “Dutch auction” tender offer. This resulted in a cash outlay of approximately $69.3 million, including professional fees of approximately $1.3 million associated with conducting the tender offer. The Company allocated the excess of the purchase price over par value between additional paid-in-capital and accumulated deficit. The portion of the excess allocated to additional paid-in-capital was based upon the pro rata portion of the additional paid-in-capital of the shares repurchased.

Note 9—Earnings (Loss) per Common Share

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method under the provisions of SFAS No. 128, Earnings Per Share (“EPS”). Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted- average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and non-vested restricted stock.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for continuing operations is as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts
	(In thousands, except per share data)
Loss from continuing operations	$(83,241)			$(49,155)			$(1,464)
Basic EPS
Loss from continuing operations attributable to common stock	(83,241)	53,533	$(1.55)	(49,155)	52,461	$(0.94)	(1,464)	58,538	$(0.03)
Effect of Dilutive Securities
Common stock equivalents		—			—			—

Diluted EPS
Loss from continuing operations attributable to common stock and common stock equivalents	$(83,241)	53,533	$(1.55)	$(49,155)	52,461	$(0.94)	$(1,464)	58,538	$(0.03)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock has vested. For the years ended 2008, 2007, and 2006, the Company reported a loss from continuing operations, therefore, all potentially dilutive stock options and restricted stock as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options and restricted stock that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive, were 4.4 million, 3.7 million and 3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2006, earnings (loss) per share for continuing and discontinued operations were restated to reflect the divestiture of the Rosemont business.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 included costs for stock options granted prior to, but not amortized as of, December 31, 2006. The modified-prospective-transition method did not result in the restatement of prior periods. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS No. 123. No compensation expense for stock option grants was recognized in the consolidated statements of operations for any periods ending prior to January 1, 2006 as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Stock Option Plan”). The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors), non-employee directors (“Directors”) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of ten years or shortly after termination of employment. Terminated options are available for reissuance.

In 2004, the Company adopted the 2004 Incentive Plan which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.5 million shares remain available for future grant at December 31, 2008.

Total compensation cost that has been charged against income related to the above plans was $6.7 million, $8.5 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The exercise of stock options and the vesting of restricted stock during the year December 31, 2008 generated an income tax deduction of approximately $11.2 million. In accordance with SFAS No. 123R, the Company will not recognize a tax benefit with respect to excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time the Company utilizes the net operating losses, generated by excess stock-based compensation, to reduce its income tax payable, the tax benefit will be recorded as an increase in additional paid-in-capital. The Company received no tax benefit in the consolidated statement of operations for share-based compensation arrangements for the year ended December 31, 2008. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1.4 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes stock-based compensation by expense category for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Research and development	$3,153	$2,854	$620
Selling, general and administrative	3,578	5,639	1,649

Total non-cash compensation expense related to share-based compensation included in operating expense	$6,731	$8,493	$2,269

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company grants stock options to employees and Directors with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees vest over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to Directors are granted on an annual basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted-average key assumptions used in determining the fair value of options granted during the years ended December 31, 2008, 2007 and 2006, are as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted-average volatility	72%	61%	64%
Weighted-average risk-free interest rate	2.4%	4.6%	4.7%
Weighted-average expected life in years	6.2	6.0	6.1
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$6.19	$8.33	$5.23

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

During the years ended December 31, 2008, 2007 and 2006, the Company issued 378,000 shares, 607,000 shares, and 383,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million, $3.5 million, and $1.4 million, respectively. For the year ended December 31, 2008, the Company realized no tax benefit from the exercise of stock options. For the years ended December 31, 2008, 2007 and 2006 approximately $3.5 million, $3.3 million and $1.2 million, respectively, of stock option compensation cost has been charged against income. As of December 31, 2008, there was $4.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity during the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2007	3,016	$7.33	7.17	$47,176
Granted	944	9.94
Exercised	(378)	4.86
Cancelled	(19)	5.76

Outstanding at December 31, 2008	3,563	$8.29	7.27	$3,242

Exercisable at December 31, 2008	1,850	$6.88	5.87	$2,152

The weighted-average grant date per share fair value for options granted during the years ended December 31, 2008, 2007 and 2006 was $6.19, $8.34 and $5.23, respectively. The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $6.3 million, $5.2 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The closing price per share of the Company’s common stock was $5.79, $22.97 and $11.21 on December 31, 2008, 2007 and 2006, respectively.

Restricted Stock

The Company grants restricted stock awards to its employees and to its Directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to Directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. For the year ended December 31, 2008, the Company issued 358,000 shares of restricted stock at a weighted-average grant date fair value of $9.89 per share amounting to $3.6 million in total aggregate fair market value. During the years ended December 31, 2008, 2007 and 2006, approximately $3.5 million, $2.7 million and $0.4 million, respectively, of deferred restricted stock compensation cost has been charged against income. At December 31, 2008, approximately 875,000 shares remained unvested and there was approximately $6.1 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s non-vested restricted stock as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2007	728	$11.54
Granted	358	9.98
Vested	(207)	10.05
Forfeited	(4)	14.02

Non-vested at December 31, 2008	875	$11.24

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date per share fair value for restricted stock awards granted during the years ended December 31, 2008, 2007 and 2006 was $9.98, $14.41 and $8.96, respectively. The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006, was $3.1 million, $2.9 million and $0.6 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

Performance Conditions

The Company issues restricted stock awards that contain performance conditions to senior management personnel. These awards have the potential to vest over one to three years from the date of grant upon the achievement of specific strategic objectives associated with KRYSTEXXA-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the date the award is issued multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

Market Conditions

During 2007, the Company issued a restricted stock award to its former President and Chief Executive Officer, the vesting of which was contingent upon the price of the Company’s common stock achieving a certain pre-established stock price target. The Company used a Monte Carlo simulation model to calculate both the grant date fair value and the derived requisite service period of the award. Based on the simulation, the grant date fair value of the award was calculated to be $8.98 per share and compensation cost was being charged against income ratably over a two-year derived requisite service period. For restricted stock awards that contain market conditions, compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived requisite service period is not met by the recipient of the award. As a result of the resignation of employment of the Company’s former President and Chief Executive Officer in November 2008, the derived requisite service period for this award was not met, and therefore, the Company reversed approximately $1.5 million of compensation expense that was previously charged against income during 2007 and 2008.

The key assumptions used in determining the grant date fair value and the requisite service period for the restricted stock award that contained a market condition were as follows:

Period	Interest Rate Term Structure	Historical Volatility Calculation	Cost of Equity
2.00 years	4.87%	46.35%	14.87%

During the year ended December 31, 2008, the Company recorded a net income of approximately $0.3 million related to restricted stock awards that contain performance or market conditions primarily as a result of the reversal of the market-based restricted stock award noted above. During the years ended December 31, 2007 and 2006, approximately $2.4 million and $0.7 million, respectively, of compensation cost were charged against income related to restricted stock awards that contain performance or market conditions. At December 31, 2008, approximately 351,000 potential shares of restricted stock with performance or market conditions remain unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $3.6 million of additional compensation expense if the performance targets are met or expected to be attained. A summary of the status of the Company’s

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-vested restricted stock awards that contain performance or market conditions as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2007	611	$11.77
Granted	140	20.59
Vested	(165)	12.47
Forfeited	(235)	10.71

Non-vested at December 31, 2008	351	$15.68

The weighted-average grant date per share fair value for restricted stock awards that contain performance or market conditions granted during the years ended December 31, 2008, 2007 and 2006 was $20.59, $11.77 and $8.35, respectively. The total fair value of restricted stock awards that contain performance conditions that vested during the years ended December 31, 2008 and 2007 was $2.2 million in each period. There was no vesting of restricted stock awards that contain performance or market conditions during the year ended December 31, 2006.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Prior to the adoption of SFAS No. 123(R) and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. During the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $0.7 million, $0.2 million and $0.2 million of compensation expense related to participation in the 1998 ESPP.

Additional Paid-In-Capital Excess Tax Benefit Pool

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Based upon this alternative transition method, the Company has determined that an excess tax benefit pool was not available as of January 1, 2006. Beginning in 2006, any excess tax benefits were used to create an additional paid-in-capital pool and any tax deficiencies were used to offset the pool, if available, or recorded as an additional charge to tax expense during the year. As of December 31, 2008, the additional paid-in-capital excess tax benefit pool available to absorb future tax deficiencies was approximately $2.5 million.

Note 11—Employee Benefits

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan. During 2008, the 401(k) plan permitted employees who meet age and service requirements to contribute up to $15,500 of their total compensation on a pretax basis, which was 50% Company matched. For 2009, employees will be permitted to contribute up to $16,500 of their total compensation on a pretax basis, which will be 25% Company matched. The

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s contribution to the plan amounted to approximately $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12—Investment Income, Net

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest and dividend income from cash equivalents	$2,035	$8,749	$6,808
Realized gains on sales of short-term investments	141	337	555
Realized losses on redemptions of short-term investments	(507)	(21)	—
Realized losses resulting from OTT impairment write-downs of short-term investments	(523)	(310)	(130)

Total investment income, net	$1,146	$8,755	$7,233

Note 13—Other Income (Expense), Net

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Novo Nordisk settlement	$—	$—	$500
Ross commission repayment	—	—	1,300
Gain on sale of Delatestryl	—	—	5,884
Receipt of Omrix shares	—	—	575
Other non-operating income (expenses)	(393)	(543)	74

Total other income (expense), net	$(393)	$(543)	$8,333

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

In December 2005, the Oxandrin co-promotion agreement with Ross terminated. Final reconciliation of the agreement during 2006 determined that Ross had overcharged the Company in error by approximately $1.3 million. Ross agreed to compensate the Company for this error and as such, the Company recognized the $1.3 million in the first quarter of 2006 which is included in Other Income (Expense), Net for the year ended December 31, 2006. Ross satisfied its obligation to the Company in October 2006 via a combination of a cash payment and an accounts receivable credit.

On January 9, 2006, the Company completed its sale to Indevus Pharmaceuticals Inc. (“Indevus”) of Delatestryl, an injectable testosterone product for male hypogonadism. Under the terms of the sale, Indevus paid to the Company an initial payment of $5 million, subject to adjustment based on outstanding trade inventory, and Indevus agreed to pay a portion of the net sales of the product for the first three years following closing of the transaction based on an escalating scale. Additionally, Indevus purchased the entire inventory of finished product from the Company in three annual installments totaling approximately $1.9 million which have all been paid to the Company as of December 31, 2008. The Company recorded a gain on the sale of Delatestryl in the first quarter of 2006 in an amount of $5.9 million which is included in Other Income (Expense), Net.

In February 2005, the Company sold to Catalyst Investments, L.P. (“Catalyst”) all of its holdings of Omrix Biopharmaceuticals, Inc. (“Omrix”) common stock for $1.6 million, plus the right to receive additional consideration or shares of Omrix common stock in the event that Catalyst was able to realize a gain on its Omrix investment on specified terms. Based upon the sale to Catalyst, the Company wrote

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

down its investment by $0.4 million in 2004. On April 21, 2006, Omrix completed its initial public offering. Pursuant to the terms of the Company’s agreement with Catalyst, Catalyst satisfied its obligations in full by transferring to the Company 52,725 shares of Omrix common stock. The Company recorded the value of the Omrix stock based upon a basis value of $10.90 per share. The shares were subject to a lock-up period that expired in October 2006. Prior to the end of 2006, the Company sold all of its Omrix shares and recorded a realized gain of approximately $0.5 million which is included in Investment Income, Net for the year ended December 31, 2006. For the year ended December 31, 2006, the Company included approximately $0.6 million in Other Income (Expense), Net related to the Company’s increase in basis in the Omrix shares.

Note 14—Income Taxes

The domestic components of loss from continuing operations before income taxes were $88.3 million, $61.0 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The components of current and deferred income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current
State	$(221)	$(39)	$(31)
Federal	(5,650)	(11,210)	56

	(5,871)	(11,249)	25
Deferred
Federal	854	(558)	—

Income tax expense (benefit) from continuing operations	$(5,017)	$(11,807)	$25

Deferred income tax assets (liabilities) are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and for capital and net operating losses and tax credit carryforwards. Deferred tax assets are items that can be used as a tax deduction or credit in future periods. Deferred tax liabilities are items for which the Company has received a tax deduction but have not yet been recorded in the consolidated statement of operations.

A valuation allowance is provided for deferred tax assets if, in management’s judgment, it is more likely than not that some portion or all of a deferred tax asset will not be realized. There are multiple factors that are considered when assessing the likelihood of future realization of deferred tax assets, including historic operating results, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. In making this assessment, substantial judgment is required.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets/liabilities are as follows:

	Year Ended December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforward	$14,121	$—	$1,547	$—
State NOL carryforward	11,513	—	3,314	—
Valuation of securities	457	—	425	—
Reserve for returns and discounts	531	—	382	—
Inventories	6,428	—	5,714	—
Research and experimental credits	42,525	—	23,505	—
Deferred revenues	199	—	537	—
Foreign tax credits	4,026	—	2,958	—
Other tax credits	2,639	—	—	—
Accrued amounts	1,274	—	693	—
Depreciation	175	—	149	—
Employee-based compensation	5,005	—	2,861	—
Prepaids	—	(177)	—	(167)
Capital loss carryforwards	814	—	—	—
State tax reserves	1,452	—	1,561	—
Bad debt allowance	1	—	85	—
State credits	26	—	26	—
Other	9	—	939	—

	$91,195	$(177)	$44,696	$(167)
Valuation allowance	(86,818)	—	(40,971)	—

Total deferred income tax assets/(liabilities)	4,377	(177)	3,725	(167)

Net deferred income tax asset*	$4,200		$3,558

*

As of December 31, 2008 and 2007, $4.2 million and $3.0 million, respectively, of the net deferred tax assets are offset by an unrecognized tax benefit reserve, recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

Reconciliation of income taxes between the Company’s effective tax rate on income (loss) before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income tax at US statutory rate	$(30,890)	$(21,337)	$(503)
State and local income taxes (net of federal benefit)	(144)	(25)	(20)
Non-deductible expenses	4,067	382	49
Research and experimental credits	(10,592)	(13,454)	—
Foreign taxes (net of foreign tax credits)	—	(1,863)	—
State NOL and tax credits	—	(3,046)	—
Benefit for unrecognized tax benefits	(125)	(1,561)	—
Change in valuation allowance	32,690	29,196	529
Effects of tax rate change	—	—	(164)
Provision for and settlement of tax examinations	—	—	(27)
Employee share-based compensation	—	—	172
Other	(23)	(99)	(11)

Income tax expense (benefit) from continuing operations	$(5,017)	$(11,807)	$25

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008, the Company generated a net operating loss of approximately $77.7 million for federal income tax purposes. The Company will carry back approximately $42.0 million of its 2008 federal net operating losses, against 2006 taxable income and anticipates receiving an additional refund of approximately $5.5 million which is reflected in recoverable income taxes on the Company’s consolidated balance sheets as of December 31, 2008. The federal net operating loss carryback will result in the recapture of tax credits previously utilized on the 2006 federal income tax return. Due to the uncertainty surrounding the future realizability of these tax credits, the company has provided a full valuation allowance against them.

At December 31, 2008, the Company had federal net operating loss carryforwards of approximately $40.3 million, $4.4 million of which is subject to a separate company IRC Section 382 limitation, and combined state operating loss carryforwards of approximately $128.0 million. The federal and state net operating loss carryforwards expire at various dates from 2016 through 2028.

Included in the net operating loss deferred tax assets above is approximately $3.6 million of deferred tax asset attributable to excess stock option deductions. Due to a provision within SFAS 123(R) concerning when tax benefits related to excess stock option deductions can be credited to paid-in-capital, the related valuation allowance cannot be reversed even if the facts and circumstances indicate that it is more likely than not that the deferred tax assets can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable. The Company follows SFAS No. 109 ordering to determine when such net operating losses have been realized.

At December 31, 2008, the Company also has federal tax credit carryforwards of approximately $49.1 million, which are comprised primarily of credits related to orphan drug and research and development expenses and foreign tax payments. These credits are available to reduce future income taxes and expire at various times through 2028.

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of the Company’s domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Based upon the uncertainty of the Company’s business and history of operating losses, the likelihood that the Company will be able to realize a benefit on its deferred tax assets is uncertain. Due to this uncertainty, the Company maintained a valuation allowance as of December 31, 2008 of $86.8 million against its deferred tax assets except for those assets that are reserved by a liability for unrecognized tax benefits. The increase in valuation allowance from 2008 compared to 2007 of approximately $45.8 million is primarily due to an increase in net operating loss carryforwards and tax credits and the uncertainty that the additional deferred tax assets will be realized.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns have been examined by the Internal Revenue Service through the fiscal year ended December 31, 2003. The Company’s 2005 federal tax return has also been examined. The United States federal income tax returns for the fiscal years ended December 31, 2006 and 2007 are currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company recently settled its income tax examination for the tax years 2001 through 2003 with the State of New York and its examination for the tax years 2003 through 2006 with the State of North Carolina. The examinations were settled for approximately $0.1 million in total. The Company is also subject to an ongoing audit by the State of New York for the 2004 through 2006 tax years. While the Company believes that its reserves reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. However, the Company believes that the result of these audits will not have a material effect on its financial position.

In connection with the 2005 sale agreement of its former Israeli subsidiary, BTG, the Company is responsible for the results of any examination of BTG by any taxing authority through July 18, 2005.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently, BTG settled its examination with the Israeli Taxing Authorities for the tax years 2003 through 2005. The result of this examination requires the Company to pay the new owners of BTG approximately $1.6 million, including interest. This liability has been accrued for as part of the current liabilities for unrecognized tax benefits.

In connection with the 2006 sale agreement of the Company’s former United Kingdom subsidiary, Rosemont, the Company is responsible for the results of any examination of Rosemont by any taxing authority through August 4, 2006. As of the end of 2008, the statute of limitations has expired on the 2006 tax year.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits including $0.2 million of accrued interest and penalties, which is included in Other Liabilities in the Company’s consolidated balance sheet. This increase in liability resulted in a corresponding increase to the Accumulated Deficit. The net increase of $6.6 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within the Company’s consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in the Company’s consolidated statements of operations.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. The Company believes that its accrual for tax liabilities is adequate for all open years. There are many factors that are considered when evaluating these tax positions including; interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. In making these estimates and assumptions, the Company relies on advice from industry and subject matter experts, analyzes actions taken by taxing authorities, as well as the Company’s industry and audit experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted.

Unrecognized tax benefits under FIN 48, represented by liabilities on the balance sheet, arise when the estimated tax benefit in the financial statements differs from the amount taken or expected to be taken on a tax return due to the uncertainty of tax positions.

Reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2008	2007
	(In thousands)
Unrecognized Tax Benefits—January 1,	$8,701	$4,586
Increases related to tax positions in prior period	568	2,901
Decreases related to tax positions in prior period	(541)	(386)
Increases related to tax positions in current period	2,614	1,600
Decreases related to tax positions in current period	(6)	—
Settlements	(125)	—

Unrecognized Tax Benefits—December 31	$11,211	$8,701

Included in the unrecognized tax benefit liability of $11.2 million as of December 31, 2008 and $8.7 million as of December 31, 2007 is $7.0 million and $5.7 million, respectively, of tax benefit that if recognized would impact the Company’s effective tax rate. The difference of $4.2 million and $3.0 million is due to deferred tax accounting, in which a portion of the Company’s uncertain tax positions

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would result in adjustments to the Company’s deferred tax assets. This would be offset by adjustments to recorded valuation allowances to provide no effect on the Company’s effective tax rate. The Company does not expect the unrecognized tax benefits to materially increase in the next twelve months. The Company does expect a settlement in the next twelve months of $1.6 million on its December 31, 2008 unrecognized tax benefits due to the payment of the 2003-2005 BTG Israeli tax audit.

The Company accounts for interest and penalties related to unrecognized tax benefits as part of Other Income (Expense), Net on the consolidated statements of operations. During the fiscal years ended December 31, 2008 and 2007, the Company recorded interest expense of $0.6 million and $0.4 million, respectively. During the fiscal years ended December 31, 2008 and 2007, the Company recorded penalties of $0.1 million and $0.2 million, respectively. As of December 31, 2008, the Company has accrued approximately $1.2 million of interest expense and $0.4 million of penalties related to the unrecognized tax benefit liability which was recorded within Other Liabilities on the consolidated balance sheet.

Note 15—Discontinued Operations

A summary statement of discontinued operations of the former BTG and Rosemont businesses for the years ended 2008, 2007, and 2006, as it was included in the consolidated financial statements of the Company, is shown below.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues:
Product sales, net	$—	$—	$24,181
Other revenues	—	—	43

	—	—	24,224

Cost and expenses:
Cost of goods sold	—	—	8,403
Research and development	—	—	1,996
Selling and marketing	—	—	4,092
General and administrative	—	—	1,901
Amortization of intangibles	—	—	2,417
Commissions and royalties	—	—	—

	—	—	18,809

Operating income from discontinued operations	—	—	5,415
Other income (expense), net	(327)	298	507
Gain on disposition of Rosemont	—	—	77,174

Income from discontinued operations before income taxes	(327)	298	83,096
Income tax expense (benefit)	601	(189)	21,307

Income (loss) from discontinued operations	$(928)	$487	$61,789

During August 2006, the Company sold Rosemont, its oral liquid pharmaceuticals business in the United Kingdom, to Close Brothers. Under the terms of the sale, Close Brothers paid to the Company an aggregate purchase price of $176.0 million for the issued share capital of Rosemont’s parent company and certain other related assets. Net proceeds from the transaction after selling costs and taxes were $151.6 million. Additionally, Close Brothers purchased certain intellectual property and other assets and rights from the Company that relate to the business of Rosemont, including certain intellectual property related to the Soltamox product. The pre-tax gain on disposition of the oral liquid pharmaceuticals business was $77.2 million.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, the Company sold BTG, the Company’s former biologics manufacturing business which primarily operated in Israel to Ferring. The loss on disposition of the BTG business was $4000.

For the year ended December 31, 2008, the Company’s discontinued operations were impacted by $0.9 million as a result of a prior year tax audit assessment for the 2003-2005 tax years associated with BTG’s, the Company’s former global biologics manufacturing business in Israel, which the Company sold to Ferring in 2005, corporate income tax returns filed in Israel during those periods. Discontinued operations for 2007 includes tax refunds received by the Company from the Israeli Taxing Authorities and foreign currency exchange gains on those tax refunds. The tax refund was due to an overpayment of estimated taxes in Israel for the 2005 short tax year. Discontinued operations for 2006 include the results of Rosemont up until its sale in August 2006.

The Company did not have any revenues from discontinued operations for the years ended December 31, 2008 and 2007. Revenues from discontinued operations were $24.2 million in 2006 attributable to Rosemont, which the Company sold in August 2006.

The Company did not have any operating income from discontinued operations for the years ended December 31, 2008 and 2007. Operating income from discontinued operations was $5.4 million in 2006 attributable to Rosemont.

Loss from discontinued operations was $0.9 million for the year ended December 31, 2008 as a result of the 2003-2005 tax audit assessment for BTG. Income from discontinued operations was $0.5 million for the year ended December 31, 2007 due to Israel tax refunds and foreign currency exchange gains on these refunds. Income from discontinued operations was $61.8 million in 2006, primarily attributable to the gain on the sale of Rosemont, net of income taxes.

All revenues included in discontinued operations primarily relate to non-U.S. customers.

Note 16—Concentrations

In the United States, the Company sells Oxandrin and oxandrolone, which accounted for 100%, 100% and 99% of net product sales from continuing operations during 2008, 2007 and 2006, respectively. The Company distributes Oxandrin through Integrated Commercialization Services, Inc. (“ICS”), a third- party logistics organization. Oxandrolone is distributed through an agreement with Watson in the United States. The Company sells Oxandrin in the United States mainly to three drug wholesaler customers; AmerisourceBergen Corp., the parent of ICS, Cardinal Health and McKesson Corp. The Company’s gross sales to AmerisourceBergen Corp were 36%, 31% and 26% of total gross sales in 2008, 2007 and 2006, respectively. The Company’s gross sales to Cardinal Health were 29%, 32% and 39% of total gross sales in 2008, 2007 and 2006, respectively. The Company’s gross sales to McKesson Corp. were 19%, 19% and 22% of total gross sales in 2008, 2007 and 2006, respectively.

Generic competition for Oxandrin began in December 2006 and the introduction of generic products has produced significant decreases in the Company’s Oxandrin revenues, which has had a material adverse effect on the Company’s results of operations, cash flows, financial condition and profitability.

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

Note 17—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of Krystexxa.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Subsequent Event

Separation Agreement Costs

On January 17, 2009, the Company entered into a General Release and Separation agreement (“the Agreement”) with its former President and Chief Executive Officer. Pursuant to the agreement, the Company accrued severance costs of approximately $1.9 million for the year ended December 31, 2008 which will be paid out over the course of 2009 and 2010 comprised of, (i) two year’s base salary to be paid over two years totaling approximately $1.0 million, (ii) cash bonus at 60% of two times base salary to be paid over two years in the amount of approximately $0.6 million, (iii) continuation of welfare benefits of healthcare, dental, life and accidental death and dismemberment, and disability insurance coverage for a period of twenty-four months totaling approximately $0.2 million and (iv) unused vacation days and outplacement assistance in the amount of $0.1 million.

Note 19—Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2008 and 2007.

	Quarter Ended March 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Product sales, net	$1,144	$6,381
Other revenues	44	45

	1,188	6,426

Cost and expenses:
Cost of goods sold	333	(356)
Research and development	11,161	12,824
Selling general and administrative	9,264	7,421
Commissions and royalties	—	—

	20,758	19,889

Operating loss from continuing operations	(19,570)	(13,463)
Investment income, net	953	2,370
Other expense, net	(150)	(166)

Loss from continuing operations before income taxes	(18,767)	(11,259)
Income tax benefit	(1,215)	(3,417)

Net loss	$(17,552)	$(7,842)

Loss per common share:
Basic and diluted	$(0.33)	$(0.15)

Weighted-average number of common and common equivalent shares:
Basic and diluted	53,276	51,997

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended June 30,
	2008	2007
	(In thousands, except per share data)
Revenues:
Product sales, net	$315	$3,098
Other revenues	38	31

	353	3,129

Cost and expenses:
Cost of goods sold	219	644
Research and development	15,726	11,195
Selling, general and administrative	10,450	7,108
Commissions and royalties	—	—

	26,395	18,947

Operating loss from continuing operations	(26,042)	(15,818)
Investment income, net	411	2,300
Other expense, net	(162)	(165)

Loss from continuing operations before income taxes	(25,793)	(13,683)
Income tax benefit	(1,595)	(4,050)

Net loss	$(24,198)	$(9,633)

Loss per common share:
Basic and diluted	$(0.45)	$(0.18)

Weighted-average number of common and common equivalent shares:
Basic and diluted	53,542	52,419

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 30,
	2008	2007
	(In thousands, except per share data)
Revenues:
Product sales, net	$499	$2,532
Other revenues	43	48

	542	2,580

Cost and expenses:
Cost of goods sold	303	—
Research and development	10,875	12,135
Selling, general and administrative	7,563	6,782
Commissions and royalties	—	—

	18,741	18,917

Operating loss from continuing operations	(18,199)	(16,337)
Investment income, net	340	2,159
Other expense, net	(148)	(93)

Loss from continuing operations before income taxes	(18,007)	(14,271)
Income tax expense (benefit)	(863)	294

Loss from continuing operations	(17,144)	(14,565)
Loss from discontinued operations, net of income taxes	(1,070)	—

Net loss	$(18,214)	$(14,565)

Loss per common share from continuing operations:
Basic and diluted	$(0.32)	$(0.28)

Loss per common share from discontinued operations:
Basic and diluted	$(0.02)	$—

Loss per common share:
Basic and diluted	$(0.34)	$(0.28)

Weighted-average number of common and common equivalent shares:
Basic and diluted	53,617	52,603

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended December 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Product sales, net	$1,070	$1,814
Other revenues	28	75

	1,098	1,889

Cost and expenses:
Cost of goods sold	299	917
Research and development	17,726	14,716
Selling, general and administrative	8,273	9,812
Commissions and royalties	—	—

	26,298	25,445

Operating loss from continuing operations	(25,200)	(23,556)
Investment income (expense), net	(558)	1,926
Other income (expense), net	67	(119)

Loss from continuing operations before income taxes	(25,691)	(21,749)
Income tax benefit	(1,344)	(4,634)

Loss from continuing operations	(24,347)	(17,115)
Income from discontinued operations, net of income taxes	142	487

Net loss	$(24,205)	$(16,628)

Loss per common share from continuing operations:
Basic and diluted	$(0.45)	$(0.32)

Earnings per common share from discontinued operations:
Basic and diluted	$—	$0.01

Loss per common share:
Basic and diluted	$(0.45)	$(0.31)

Weighted-average number of common and common equivalent shares:
Basic and diluted	53,694	52,815

SAVIENT PHARMACEUTICALS, INC.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for inventory obsolescence
2008	$7,917	$409	$(363)	$(1,640)	$6,323
2007	$8,305	$67	$—	$(455)	$7,917
2006	7,740	2,657	(346)	(1,746)	8,305
Allowance for sales returns (1)
2008	905	2,848	—	(2,590)	1,163
2007	2,452	(193)	—	(1,354)	905
2006	2,888	2,374	—	(2,810)	2,452
Allowance for rebates (1)
2008	1,003	1,599	(28)	(1,931)	643
2007	1,253	1,895	(138)	(2,007)	1,003
2006	2,491	2,345	—	(3,583)	1,253
Allowance for doubtful accounts
2008	206	(160)	(49)	5	2
2007	1,036	175	(699)	(306)	206
2006	1,062	468	(435)	(59)	1,036
Valuation allowance—Deferred income taxes short-term
2008	4,981	(81)	—	—	4,900
2007	6,005	(1024)	—	—	4,981
2006	5,446	559	—	—	6,005
Valuation allowance—Deferred income taxes long term
2008	35,989	45,929	—	—	81,918
2007	5,770	30,219	—	—	35,989
2006	17,194	(11,424)	—	—	5,770

(1)	Included within Other Current Liabilities in the Company’s consolidated balance sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a). Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its President and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s President and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

(b). Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 64.

(c). Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

The report of the Company’s independent registered public accounting firm related to their assessment of internal control over financial reporting is included on page 66.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Savient required under this Item is incorporated herein by reference from the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A, related to the Company’s 2009 Annual Meeting of Stockholders to be held on May 5, 2009 (our “2009 Proxy Statement”).

Information regarding the Company’s Director nomination process, audit committee and audit committee financial expert as required by the SEC’s Regulation S-K 407(c)(3), 407(d)(4) and 407(d)(5), is set forth in our 2009 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Savient required under this Item is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and all other Savient employees performing similar functions. This code of ethics has been posted on the Company’s website, which can be found at http://www.savientpharma.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s code of ethics by posting such information on the Company’s website at the address specified above.

The Company has filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008, the certifications of the Company’s Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation for Savient required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

During November 2008, the Company repurchased and retired 14,762, 2,926, 7,949, 3,011, and 10,220 shares of its common stock from each of Christopher Clement, Paul Hamelin, Zebulun Horowitz, Robert Lamm and Philip Yachmetz, respectively, pursuant to Rule 16b-3 of the Securities Exchange Act to cover tax withholding obligations in connection with the vesting of performance-based restricted stock granted on December 8, 2006 to each of these executive officers of the Company.

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.4 through 10.11, 10.13 through 10.23 and 10.29 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)
2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited between NED-INT Holdings Ltd, Akzo Nobel N.V. and the Company.*(2)
2.3	Share Purchase Agreement, dated March 23, 2005, between the Company and Ferring B.V.*(3)
2.4	Asset Purchase Agreement, dated March 23, 2005, between the Company and Ferring International Centre SA.*(3)
3.1	Certificate of Incorporation of the Company, as amended.*(4)
3.2	By-laws of the Company, as amended.*(5)
4.1	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(5)
10.1	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)
10.2	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd. and the Chief Scientist with regard to certain projects.*(7)
10.3	Form of Indemnity Agreement between the Company and its directors and officers.*(8)
10.4	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)
10.5	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)
10.6	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)
10.7	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)
10.8	Savient Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan Amended and Restated as of May 23, 2006.*(11)
10.9	Bio-Technology General Corp. 2001 Stock Option Plan.*(12)

Exhibit No.	Description
10.10	Employment Agreement, dated as of May 14, 2002, by and between the Company and Christopher Clement.*(13)
10.11	Employment Agreement, dated March 24, 2003, by and between the Company and Zebulun D. Horowitz, M.D.*(14)
10.12	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and the Company, as amended.*(15)
10.13	Employment Agreement, dated as of May 28, 2004, between the Company and Philip K. Yachmetz.*(16)
10.14	Employment Agreement, dated as of February 15, 2006, by and between the Company and Robert Lamm.*(17)
10.15	Amendment, dated February 15, 2006, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.*(17)
10.16	Amendment, dated July 12, 2004, to Employment Agreement dated May 14, 2002 by and between the Company and Christopher Clement.*(17)
10.17	Amendment, dated December 7, 2006, to Employment Agreement dated March 23, 2003 by and between the Company and Zebulun D. Horowitz, M.D.*(18)
10.18	Form of Savient Pharmaceuticals, Inc. Senior Management Incentive Stock Option Agreement.*(18)
10.19	Form of Savient Pharmaceuticals, Inc. Senior Management Non-Qualified Stock Agreement.*(18)
10.20	Form of Savient Pharmaceuticals, Inc. Senior Management Restricted Stock Agreement.*(18)
10.21	Form of Savient Pharmaceuticals, Inc. Senior Management Performance Share Agreement.*(18)
10.22	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Agreement.*(18)
10.23++	License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University, and the Company, as amended on November 12, 2001.*(18)
10.24++	Supply Agreement, dated as of June 12, 2006, by and between Watson Pharma Inc. and the Company.*(18)
10.25++	Commercial Supply Agreement, dated October 16, 2008, by and between Enzon Pharmaceuticals, Inc. and the Company.*(19)
10.26++	Commercial Supply Agreement, dated March 20, 2007, between the Company and Bio-Technology General (Israel) Ltd.*(20)
10.27++	Supply Agreement, dated May 23, 2007, between the Company and NOF Corporation.*(20)
10.28	Amendment, dated December 19, 2008, to Employment Agreement dated March 23, 2006, by and between the Company and Paul Hamelin, as amended.*(21)
10.29	Amendment, dated February 15, 2008, to Employment Agreement dated March 23, 2006 by and between the Company and Paul Hamelin.
10.30	Amendment, dated February 15, 2008, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.
10.31	Amendment, dated February 15, 2008, to Employment Agreement dated March 23, 2003 by and between the Company and Zebulun D. Horowitz, M.D.
10.32	Amendment, dated February 15, 2008, to Employment Agreement dated May 14, 2002 by and between the Company and Christopher Clement.
10.33	Amendment, dated February 15, 2008, to Employment Agreement dated July 5, 2006 by and between the Company and Brian Hayden.

Exhibit No.	Description
10.34	Amendment, dated February 15, 2008, to Employment Agreement dated February 15, 2006 by and between the Company and Robert Lamm.
10.35	Amended and Restated Employment Agreement dated February 12, 2009 by and between the Company and David Gionco.*(22)
21.1	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

++	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

*	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the following documents:

(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.

(2)	Company’s Current Report on Form 8-K, dated September 30, 2002.

(3)	Company’s Current Report on Form 8-K, dated March 23, 2005.

(4)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(5)	Company’s Current Report on Form 8-K, dated October 9, 1998.

(6)	Registration Statement on Form S-1 (File No. 2-84690).

(7)	Registration Statement on Form S-1 (File No. 033-02597).

(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(17)	Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(18)	Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(20)	Company’s Current Report on Form 8-K, filed February 10, 2009.

(21)	Company’s Current Report on Form 8-K, dated December 19, 2008.

(22)	Company’s Current Report on Form 8-K, dated February 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ PAUL HAMELIN Paul Hamelin President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 2, 2009

Signature	Title	Date

/s/ PAUL HAMELIN Paul Hamelin	President (Principal Executive Officer)	March 2, 2009
/s/ HERBERT CONRAD Herbert Conrad	Director	March 2, 2009
/s/ ALAN L. HELLER Alan L. Heller	Director	March 2, 2009
/s/ STEPHEN O. JAEGER Stephen O. Jaeger	Director	March 2, 2009
/s/ JOSEPH KLEIN III Joseph Klein III	Director	March 2, 2009
/s/ LEE S. SIMON, M.D. Lee S. Simon, M.D.	Director	March 2, 2009
/s/ VIRGIL THOMPSON Virgil Thompson	Director	March 2, 2009
/s/ DAVID G. GIONCO David G. Gionco	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2009