Form 10-Q
period 2009-03-31
SAVIENT PHARMACEUTICALS INC
filed 2009-05-08
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of May 8, 2009 was 60,812,213.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$57,005	$76,315
Short-term investments (including restricted investments)	1,067	2,282
Accounts receivable, net	727	822
Inventories, net	1,507	1,892
Recoverable income taxes	5,526	5,526
Prepaid expenses and other current assets	2,275	2,782

Total current assets	68,107	89,619

Deferred income taxes, net	4,500	4,200
Property and equipment, net	1,273	1,393
Other assets (including restricted cash and investments)	3,103	3,010

Total assets	$76,983	$98,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,636	$5,888
Deferred revenues	371	451
Other current liabilities	16,652	18,650

Total current liabilities	22,659	24,989
Other liabilities	10,230	9,809
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 54,960,000 issued and outstanding at March 31, 2009 and 54,654,000 shares issued and outstanding at December 31, 2008	550	547
Additional paid-in-capital	216,831	214,467
Accumulated deficit	(173,563)	(151,614)
Accumulated other comprehensive income	276	24

Total stockholders’ equity	44,094	63,424

Total liabilities and stockholders’ equity	$76,983	$98,222

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product sales, net	$1,085	$1,144
Other revenues	3	44

	1,088	1,188

Cost and expenses:
Cost of goods sold	491	333
Research and development	12,763	11,161
Selling, general and administrative	9,468	9,264

	22,722	20,758

Operating loss	(21,634)	(19,570)
Investment income (expense), net	(202)	953
Other expense, net	(113)	(150)

Loss before income taxes	(21,949)	(18,767)
Income tax benefit	—	(1,215)

Net loss	$(21,949)	$(17,552)

Loss per common share:
Basic and diluted	$(0.41)	$(0.33)

Weighted-average number of common and common equivalent shares:
Basic and diluted	53,983	53,276

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2008	54,654	$547	$214,467	$(151,614)	$24	$63,424
Comprehensive loss:
Net loss				(21,949)		(21,949)
Unrealized gain on marketable securities, net					252	252

Total comprehensive loss						(21,697)

Restricted stock grants	426	4	(4)			—
Amortization of deferred compensation			809			809
Forfeitures of restricted stock grants	(174)	(2)	2			—
Issuance of common stock	54	1	195			196
ESPP compensation expense			162			162
Stock option compensation expense	—	—	1,200			1,200

Balance, March 31, 2009	54,960	$550	$216,831	$(173,563)	$276	$44,094

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(21,949)	$(17,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	93
Deferred income taxes	(300)	—
Unrecognized tax benefit liability	(1,127)	111
Net realized losses	236	9
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	809	1,344
Stock option and ESPP compensation expense	1,362	1,207
Changes in:
Accounts receivable, net	95	432
Inventories, net	385	266
Recoverable income taxes	—	(1,234)
Prepaid expenses and other current assets	507	1,445
Accounts payable	(252)	(870)
Income taxes payable	—	(2)
Other current liabilities	(433)	(1,004)
Deferred revenues	(80)	(251)

Net cash used in operating activities	(20,627)	(16,006)

Cash flows from investing activities:
Proceeds from sale of Delatestryl	—	644
Purchases of available-for-sale securities (restricted)	(19)	(109)
Proceeds from sale of available-for-sale securities (restricted)	1,155	6,254
Proceeds from sales of available-for-sale securities	—	131
Capital expenditures	—	(124)
Changes in other long-term assets	2	(13)

Net cash provided by investing activities	1,138	6,783

Cash flows from financing activities:
Proceeds from issuance of common stock	196	1,555
Changes in other long-term liabilities	(17)	(14)

Net cash provided by financing activities	179	1,541

Net decrease in cash and cash equivalents	(19,310)	(7,682)
Cash and cash equivalents at beginning of period	76,315	124,865

Cash and cash equivalents at end of period	$57,005	$117,183

Supplementary Information
Other information:
Income tax paid	$1,237	$2
Interest paid	$334	$7

The accompanying notes are an integral part of these consolidated financial statements

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements at that date and does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Savient Pharma Holdings, Inc. and Myelos Corporation. Certain prior period amounts have been reclassified to conform to current period presentations.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 supersedes FSP SFAS No, 157-3. FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance included in FSP SFAS No. 157-4 addresses the recommendations of specific issues in the Securities and Exchange Commission’s (“SEC’s”) study on mark-to-market accounting and provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Early adoption

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for periods ending before March 15, 2009 is not permitted. Additionally, if a reporting entity elects to adopt early, either FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP No. 107-1 and Accounting Practice Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to adopt early FSP SFAS No. 157-4. FSP SFAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS No. 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company has elected to early adopt FSP SFAS No. 157-4 for the quarterly period ended March 31, 2009. The adoption of FSP SFAS No. 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP SFAS No. 107-1 and APB No. 28-1 only if it also elects to early adopt FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP SFAS No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS No. 107-1 and APB No. 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company has elected to early adopt FSP SFAS No. 107-1 and APB No. 28-1 for the quarterly period ended March 31, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No.124-2 amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. It requires a more detailed, risk oriented breakdown by major security types and related information currently required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, FSP SFAS No. 115-2 and SFAS No. 124-2 requires that the annual disclosures in SFAS No. 115, and FSP SFAS No. 115- 1 and SFAS No.124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, be made for interim periods. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to adopt early FSP SFAS No. 115-2 and SFAS No.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

124-2. Additionally, if an entity elects to adopt early FSP SFAS No. 115-2 and SFAS No. 124-2, it is required to adopt FSP SFAS No. 157-4. FSP SFAS No. 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS No. 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company has elected to early adopt FSP SFAS No. 115-2 and 124-2 for the quarterly period ended March 31, 2009. The adoption of FSP SFAS No. 115-2 and 124-2 did not have a material effect on the Company’s consolidated financial statements.

Note 2—Fair Value of Financial Instruments and Investments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FSP SFAS No. 157-2 that deferred the effective date of SFAS No. 157 for one-year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. In October 2008, the FASB issued FSP SFAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP SFAS No. 157-3 was effective for the Company during the fourth quarter of 2008, and the effect of adoption on the Company’s financial position and results of operations was not material. In April 2009, the FASB issued FSP SFAS No. 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. Additionally, FSP SFAS No. 157-4 supersedes FSP SFAS No. 157-3 and also addresses the identification of transactions that are not considered orderly. FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS No. 157-4 was early adopted by the Company and was effective for the Company for the quarterly period ended March 31, 2009. The effect of adoption on the Company’s financial position and results of operations was not material. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Pursuant to the provisions as prescribed in SFAS No. 157, the Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents (1)	$57,005	$—	$—	$57,005
Short-term investments (available-for-sale) (2)	—	14	—	14
Restricted investments—short-term (available-for-sale) (3)	—	1,053	—	1,053

Total cash and cash equivalents and short-term investments	57,005	1,067	—	58,072

Restricted cash (1)	1,280	—	—	1,280
Restricted investments—long-term (available-for-sale) (3)	—	1,800	—	1,800

Total long-term investments	1,280	1,800	—	3,080

Total assets measured at fair value on a recurring basis	$58,285	$2,867	$—	$61,152

The cost and estimated fair value of the Company’s available-for-sale investments at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity Securities (2), (4)	$—	$14	$—	$14
Columbia Strategic Cash Portfolio (restricted short-term portion) (3)	973	80	—	1,053

Total Short-term Investments	973	94	—	1,067
Columbia Strategic Cash Portfolio (restricted long-term portion) (3)	1,618	182	—	1,800

Total	$2,591	$276	$—	$2,867

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity Securities (2), (4)	$—	$24	$—	$24
Columbia Strategic Cash Portfolio (restricted short-term portion) (3)	2,258	—	—	2,258

Total Short-term Investments	2,258	24	—	2,282
Columbia Strategic Cash Portfolio (restricted long-term portion) (3)	1,705	—	—	1,705

Total	$3,963	$24	$—	$3,987

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)

Short-term investments at March 31, 2009 are comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of the Company’s investment in Neuro-Hitech, Inc. is obtained from quoted prices in the Over the Counter Bulletin Board stock market that is considered not active. On March 17, 2008, Neuro-Hitech Inc. was delisted from

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the NASDAQ stock market and as a result, there has been a significant decrease in the volume and level of activity for the stock. However, the Company believes that transactions for Neuro-Hitech Inc. occur with sufficient frequency and volume to provide fair value on a consistent ongoing basis. The fair value in the above table is based on the closing price of Neuro-Hitech Inc. stock on March 31, 2009, the measurement date, multiplied by the number of shares owned by the Company.

(3)

The Company’s restricted investments consist of its investment in the Columbia Strategic Cash Portfolio (the “Portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting the Company’s potential to invest in and withdraw from the Portfolio. At March 31, 2009, approximately $15.9 million, or 79%, of the Company’s original $20.0 million investment had been redeemed and re-invested in cash and cash equivalents and used to fund operations. Additional redemptions of $1.1 million are expected by the end of 2009 with the remaining balance expected to be redeemed after March 31, 2010. The Company has realized investment losses of approximately $1.6 million, or 8% of its original investment in the Portfolio, from other-than-temporary impairment write-down’s and redemptions. At March 31, 2009, the fair market value of restricted investment securities was $2.9 million, $1.1 million of which is reflected in the Company’s consolidated balance sheets as a component of Short-Term Investments and $1.8 million of which is reflected in the Company’s consolidated balance sheets as a component of Other Assets. At December 31, 2008, the fair market value of the Company’s investment in the Portfolio was $4.0 million, $2.3 million of which is reflected in the Company’s consolidated balance sheets as Short-Term Investments and $1.7 million of which is reflected as Other Assets. The fair value of the securities held within the Company’s investment in the Portfolio are independently priced by third-party pricing services that also provide valuations of other Columbia funds. The Portfolio’s valuation process is covered by Columbia’s Mutual Fund Valuation Committee and its Valuation Group and is subject to various reviews on a daily, monthly and ad-hoc basis.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The carrying amounts of Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

There were no securities in a continuous unrealized loss position for greater than twelve months at March 31, 2009.

Net unrealized losses included in accumulated other comprehensive income, net of taxes, at March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Net unrealized gains (losses) arising during the period	$16	$(2,179)
Reclassification adjustment for net (gains) losses included in earnings	236	889

Net unrealized gains (losses) included in accumulated other comprehensive income	$252	$(1,290)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the three months ended March 31, 2009 and 2008, were as follows:

	March 31,
	2009	2008
	(In thousands)
Proceeds	$1,155	$6,385
Gross realized investment gains	—	131
Gross realized investment losses	$236	$88

Other-than-temporary impairments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairments for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. The company did not realize any investment losses due to OTT declines in fair value for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company recorded realized investment losses due to OTT declines in fair value of $0.1 million.

Note 3—Inventories

Inventories at March 31, 2009 and December 31, 2008 are summarized below:

	March 31, 2009	December 31, 2008
	(In thousands)
Raw materials	$1,654	$2,596
Work-in-process	334	—
Finished goods	5,491	5,619

	7,479	8,215
Inventory reserves	(5,972)	(6,323)

Total	$1,507	$1,892

Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was $6.0 million at March 31, 2009 and $6.3 million at December 31, 2008.

Note 4—Property and Equipment, Net

Property and equipment, net at March 31, 2009 and December 31, 2008 is summarized below:

	March 31, 2009	December 31, 2008
	(In thousands)
Office equipment	$8,190	$8,190
Office equipment—capital leases	313	313
Leasehold improvements	1,536	1,536

	10,039	10,039

Accumulated depreciation and amortization	(8,766)	(8,646)

Total	$1,273	$1,393

Depreciation and amortization expense was approximately $0.1 million for each three-month period ended March 31, 2009 and 2008, respectively.

Note 5—Revenue Recognition

Product sales

Product sales are generally recognized when title to the product has transferred to the Company’s customers in accordance with the terms of the sale. Since December 2006, the Company has shipped oxandrolone to its distributor and has accounted for these shipments on a consignment basis until product is sold into the retail market. The Company has deferred the recognition of revenue related to these shipments until the Company confirms that the product has been sold into the retail market and all other revenue recognition criteria have been met. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, “SAB 104”), and SFAS No. 48, Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met:

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•	the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and

•	the amount of future returns can be reasonably estimated.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, other rebates, discounts, and distribution fees.

Allowance for returns—In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. The Company’s product sales in the United States primarily relate to Oxandrin®. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information, including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. SFAS No. 48 discusses potential factors that may impair the ability to make a reasonable estimate, including:

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

SAB 104 provides additional factors that may impair the ability to make a reasonable estimate, including:

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

The Company continually analyzes the impact of generic competition on product returns by considering the product at wholesalers and retailers, together with demand forecasts. The allowance for product returns was $1.1 million at March 31, 2009 and $1.2 million at December 31, 2008. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Allowances for Medicaid, other government rebates and other rebates—The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates was $0.7 million at March 31, 2009 and $0.6 million at December 31, 2008. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Commercial discounts—The Company sells Oxandrin directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotions and pricing incentives.

Distribution fees—The Company records distribution fees associated with wholesaler distribution services from two of its largest customers.

Other revenues—Other revenues primarily represent royalty income, which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.

Note 6—Research and Development

In the first quarter of 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-03”). EITF No. 07-03 affirmed as a consensus the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, the Company defers these costs and amortizes them into expense based on services performed. All other research and development costs are charged to expense as incurred. The net deferred balance, which is included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheets was zero at March 31, 2009 and $0.7 million at December 31, 2008.

Note 7—Earnings (Loss) per Share of Common Stock

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method under the provisions of SFAS No. 128, Earnings Per Share. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing the Company’s reported net earnings (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution that could occur from the exercise of in-the-money stock options and unvested restricted stock.

The Company’s basic and diluted weighted-average number of common shares outstanding at March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Basic	53,983	53,276
Incremental common stock equivalents	—	—

Diluted	53,983	53,276

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At March 31, 2009 and 2008, all in-the-money stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive since the Company reported a net loss for these periods.

Note 8—Share-Based Compensation

In 2001, the Company adopted the 2001 Stock Option Plan. The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price of not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of ten years or shortly after termination of employment. Terminated options are available for reissuance.

In 2004, the Company adopted the 2004 Incentive Plan, which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.5 million shares remain available for future grant at March 31, 2009.

Total compensation cost that has been charged against income related to the above plans was $2.0 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes stock-based compensation by expense category for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
	(In thousands)
Research and development	$924	$899
Selling, general and administrative	1,085	1,524

Total non-cash compensation expense related to share-based compensation included in operating expense	$2,009	$2,423

Stock Options

The Company grants stock options to employees and directors with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for service on the Company’s Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted-average key assumptions used in determining the fair value of options granted for the three months ended March 31, 2009 and 2008, are as follows:

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Weighted-average volatility	76%	60%
Weighted-average risk-free interest rate	2.2%	2.8%
Weighted-average expected term in years	6.7	6.6
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$3.61	$12.33

Historical information is the primary basis for the selection of the expected volatility and expected dividend yield. The expected terms of options granted prior to December 31, 2007 were based upon the simplified method as set forth by SAB No. 107. SAB No. 107 provides guidance in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123(R), Share-Based Payment. The simplified method estimates the expected term as the midpoint between vesting and the grant contractual life. The expected terms of options granted subsequent to December 31, 2007 are based upon the Company’s historical experience for similar types of stock option awards. The risk-free interest rate is selected based upon yields of U.S. Treasury issues with a maturity equal to the expected term of the option being valued.

For the three months ended March 31, 2009 and 2008, approximately $1.2 million and $1.1 million, respectively, of stock option compensation cost was charged against income. As of March 31, 2009, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. During the three months ended March 31, 2009, the Company did not issue shares of common stock upon the exercise of outstanding stock options as there were no exercises of the Company’s common stock.

Stock option activity during the three months ended March 31, 2009, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2008	3,563	$8.29	7.27	$3,242
Granted	315	5.79
Exercised	—	—
Cancelled	(231)	14.07

Outstanding at March 31, 2009	3,647	$7.71	7.21	$1,584

Exercisable at March 31, 2009	2,048	$7.55	5.84	$1,245

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. There were no exercises of the Company’s stock options during the three months ended March 31, 2009. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $5.0 million for the three months ended March 31, 2008.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Modifications of Stock Option Awards

In January 2009, the Company modified the terms of certain vested stock option awards previously granted to the Company’s former President and Chief Executive Officer. The first modification extended the term of the exercisability of the vested portion of the options from three months following the cessation of employment to six months subsequent to the cessation of employment. As a result of this modification, the Company recorded a stock-based compensation charge of $8,429 in the first quarter of 2009. The second modification revised the terms of certain unvested stock option awards previously granted to the Company’s former President and Chief Executive Officer allowing him to vest in awards up until July 17, 2009 that otherwise would have been cancelled on his termination date of January 17, 2009. The Company accounted for this modification as a Type III improbable-to- probable modification per SFAS 123(R), Share Based Payment. A Type III modification can result in recognition of compensation cost that is less than the estimated fair value of the award. The Company recorded stock-based compensation income of $0.1 million in the first quarter of 2009 as a result of this modification.

Restricted Stock

The Company grants restricted stock awards to its employees and to its directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. For the three months ended March 31, 2009, the Company issued 75,000 shares of restricted stock amounting to $0.4 million in total aggregate fair market value. During the three months ended March 31, 2009 and 2008, approximately $0.8 million of deferred restricted stock compensation cost has been charged against income in each three-month period. At March 31, 2009, approximately 644,000 shares remained unvested and there was approximately $5.6 million of unrecognized compensation cost related to restricted stock. A summary of the status of the Company’s unvested restricted stock as of December 31, 2008, and changes during the three months ended March 31, 2009, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested at December 31, 2008	875	$11.24
Granted	75	5.94
Vested	(253)	10.76
Forfeited	(53)	13.11

Unvested at March 31, 2009	644	$10.66

The weighted-average grant date fair value for restricted stock awards granted during the three months ended March 31, 2009 and 2008 was $5.94 and $20.21, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008, was $1.5 million and $1.8 million, respectively.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Awards that Contain Performance Conditions

The Company issues restricted stock awards that contain performance conditions to senior management personnel. These awards contingently vest over a period of one to four years from the date of grant depending on the nature of the performance goal upon the achievement of specific strategic objectives associated with KRYSTEXXATM-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the date the award is issued multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

There was no share-based compensation expense related to restricted stock awards that contain performance conditions for the three months ended March 31, 2009. During the three months ended March 31, 2008, approximately $0.5 million of compensation cost was charged against income related to restricted stock awards that contain performance conditions. The compensation cost for the three months ended March 31, 2008, includes approximately $0.2 million related to a market-based performance award that was subsequently reversed in December 2008 due to the derived service period not being met. At March 31, 2009, approximately 230,000 potential shares of restricted stock with performance conditions remained unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $2.6 million of additional compensation expense if the performance targets are met or expected to be attained. A summary of the status of the Company’s unvested restricted stock awards that contain performance conditions as of December 31, 2008, and changes during the three months ended March 31, 2009, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2008	351	$15.68
Granted	—	—
Vested	—	—
Forfeited	(121)	$15.50

Unvested at March 31, 2009	230	$15.78

The Company did not grant any restricted stock awards that contain performance conditions during the three months ended March 31, 2009. The weighted-average grant date fair value for restricted stock awards that contain performance conditions granted during the three months ended March 31, 2008 was $20.59. No vesting of restricted stock awards that contain performance conditions occurred during the three months ended March 31, 2009. The total fair value of restricted stock awards that contain performance conditions that vested during the three months ended March 31, 2008 was $1.7 million.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Prior to the adoption of SFAS No. 123(R), Share-Based Payment, and under the accounting guidance that preceded SFAS No. 123(R), the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company grants rights to

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under SFAS No. 123(R) since, along with other factors, it includes a purchase discount of greater than 5%. For the three months ended March 31, 2009 and 2008, approximately $0.2 million and $0.1 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 9—Other Current Liabilities

The components of Other Current Liabilities for the three months ended March 31, 2009 and December 31, 2008, are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Severance	$3,309	$1,877
Manufacturing and technology transfer services	2,284	3,339
Litigation, legal and professional fees	1,742	1,456
Clinical research organization expenses	1,651	2,121
Salaries and related expenses	1,271	2,324
Allowance for product returns	1,130	1,163
Unrecognized tax benefit—BTG tax assessment	—	1,565
Other	5,265	4,805

Total	$16,652	$18,650

Note 10—Other Liabilities

The components of Other Liabilities at March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Unrecognized tax benefit (1)	$10,083	$9,645
Capital leases (2)	147	164

Total	$10,230	$9,809

(1)	See Note 11 to the Financial Statements for further discussion of unrecognized tax benefits resulting from FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).

(2)

The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from 36 to 60 months and were entered into between 2002 and 2007.

Note 11—Income Taxes

The Company did not have an income tax provision or benefit from operations for the three months ended March 31, 2009 due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and the likelihood that the Company will be able to utilize these net operating losses against future income is uncertain.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recorded a $4.5 million increase in the liability for unrecognized tax benefits, which is included in Other Liabilities within the Company’s consolidated balance sheets. This increase in the liability resulted in a corresponding increase to the balance of Accumulated Deficit for the cumulative effect of this change. The total amount of federal, state, local and foreign unrecognized tax benefits was $10.1 million at March 31, 2009 and $11.2 million at December 31, 2008, including accrued penalties and interest.

In accordance with FIN 48, paragraph 19, the Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of Other Expense, net in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. From inception to date, the Company has recorded a liability of approximately $1.0 million and $0.5 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued interest and penalties for unrecognized tax benefits decreased by $0.2 million during the three months ended March 31, 2009, primarily due to payment of the liability associated with a 2003-2005 Israel tax audit assessment relating to the Company’s former subsidiary, Bio-Technology General Israel Ltd. (“BTG”). The accrued interest and penalties for unrecognized tax benefits increased by approximately $0.2 million during the three-month period ended March 31, 2008.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2003 and for the 2005 tax year. Currently, the Internal Revenue Service is in the process of examining the 2006 and 2007 tax years. The Company expects to file the 2008 Federal 1120 corporate income tax return during the second quarter of 2009.

State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company recently settled its income tax examination for the 2004 through 2006 tax years with the State of New York for no additional tax liability.

In connection with the 2005 sale agreement of BTG, the Company is responsible for the results of any examination of BTG by any taxing authority through July 18, 2005. During 2008, BTG settled its examination with the Israeli taxing authorities for the tax years 2003 through 2005. The result of this examination required the Company to pay the new owners of BTG, Ferring Pharmaceuticals, approximately $1.6 million, which includes interest. This liability was included in Other Current Liabilities within the Company’s consolidated balance sheet as of December 31, 2008, and was paid to Ferring on March 30, 2009. The Company does not have any additional tax liability to the Israeli authorities as all open tax years have been audited and closed.

In connection with the 2006 sale agreement of the Company’s former United Kingdom subsidiary, Rosemont, the Company is responsible for the results of any examination of Rosemont by any taxing authority through August 4, 2006. As of the end of 2008, the statute of limitations has expired on the 2006 tax year and all previous tax years have been examined and closed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized.

Based upon the uncertainty of the Company’s business, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2009 and December 31, 2008, the Company’s valuation allowance against its deferred income tax assets was $121.0 million and $86.8 million, respectively. As of March 31, 2009 and December 31, 2008, $4.5 million and $4.2 million, respectively, of the net deferred tax assets remaining, were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

Note 12—Commitments and Contingencies

The Company’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The lease provides the Company with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008.

At March 31, 2009, the Company had employment agreements with four senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.5 million plus other normal customary fringe benefits and bonuses. These employment agreements generally have initial terms of two or three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. On January 17, 2009, the Company entered into a General Release and Separation agreement (“the Agreement”) with its former President and Chief Executive Officer. Pursuant to the Agreement, the Company is committed to approximately $1.9 million in severance costs which will be paid out over the course of 2009 and 2010 comprised of (i) two year’s base salary to be paid over two years totaling approximately $1.0 million, (ii) cash bonus at 60% of two times base salary to be paid over two years in the amount of approximately $0.6 million, (iii) continuation of welfare benefits of healthcare, dental, life and accidental death and dismemberment, and disability insurance coverage for a period of twenty-four months totaling approximately $0.2 million and (iv) unused vacation days and outplacement assistance in the amount of $0.1 million. Additionally, the Company has also committed approximately $1.6 million for severance costs related to the resignation of the Company’s former Senior Vice President of Quality and Regulatory Affairs and the termination of the Company’s former Senior Vice President, Chief Financial Officer and Treasurer. These severance payments will be paid out over the course of 2009 and 2010 and are comprised of eighteen months’ base salary and bonus, unused vacation days, outplacement services and the continuation of healthcare, dental, life and other welfare-related insurance benefits.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plaintiff was appointed in March 2009 resulting in the re- captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al and an amended compliant was filed in this matter in April 2009. The Company intends to vigorously defend against this action.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges was breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2008, the Court granted the Company’s motion to limit discovery to liability issues for 150 days in contemplation of the Company’s motion for summary judgment at the end of that period. Over the Company’s objections in 2008, the Court granted a request by Berger to extend the discovery period by four months and, accordingly, discovery as to liability ended in December 2008. In March 2009, each party filed a separate Motion for Summary Judgment with the Court, after which each party filed responsive pleadings. Oral arguments on the cross-motions were held in April 2009, and a decision from the Court is expected in June 2009.

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

The Company is in the process of contesting a matter in which one of the Company’s customers has requested a $1.1 million reimbursement for Oxandrin returned goods that were not in compliance with the Company’s returned goods policy.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2009, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 13—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14—Investment Income (Expense), Net

The components of investment income, net for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest and dividend income from cash, cash equivalents and investments	$34	$962
Realized gains on sales of short-term investments	—	131
Realized losses on redemptions of short-term investments	(236)	(88)
Realized losses resulting from OTT impairment write-downs of short-term investments	—	(52)

Total investment income (expense), net	$(202)	$953

Note 15—Subsequent Event

In April 2009, the Company raised $31.0 million from a registered direct offering, which yielded $29.0 million in cash net of $2.0 million of offering costs, which were charged to additional paid-in capital. The Company issued 5,927,343 shares of its common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of its common stock at an initial exercise price of $10.46 per share.

The warrants are exercisable at any time on or after the date of issuance and expire on a date that varies based on the U.S. Food and Drug Administration’s (“FDA’s”) response to the Company’s Biologic License Application (“BLA”) for KRYSTEXXA. If the FDA responds to the BLA with a “complete response letter” constituting approval or rejection of the BLA, then the warrants will expire nine months after the date the Company publicly announces that the FDA issued its “complete response letter”. If the FDA responds to the BLA with a “complete response letter” that does not constitute an approval or rejection, then the warrants will expire on the earlier of the date that is fifteen months after the date that the Company publicly announces that the FDA issued its “complete response letter” and the date that is nine months after the date on which the Company publicly announces that it has addressed all items required by the FDA to be addressed before the BLA can be approved. The warrants will expire on the seventh anniversary of the closing of the offering if, on or prior to that date, the Company has not announced that the FDA issued its “complete response letter.”

In the event that the Company publicly announces that the FDA has issued a “complete response letter” with respect to the BLA during the exercisability period for the warrants, then the exercise price will, from and after the eleventh trading day following the date of such announcement, be changed to the dollar volume weighted-average price of the Company’s common stock for the five trading days immediately preceding the tenth trading day after the date of such announcement. The exercise price may not exceed $10.46 or be less than $1.57. The Company may, at its or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require the Company to purchase the warrant at the Black-Scholes value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding our new strategic direction and its potential effects on our business and the development of our lead drug candidate KRYSTEXXATM (pegloticase), are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

We are currently developing one product: KRYSTEXXATM (pegloticase), as a therapy for patients with treatment-failure gout, or TFG, to control hyperuricemia and to manage the signs and symptoms of gout. TFG is gout in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with conventional urate-lowering therapy at the maximum medically appropriate dose or for whom conventional urate-lowering therapy is contraindicated. KRYSTEXXA is a biologic PEGylated uricase enzyme being developed for TFG to control hyperuricemia and to manage signs and symptoms of gout, including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares.

In October 2007, we completed the in-life portion of our two replicate Phase 3 clinical trials of KRYSTEXXA and we are currently conducting an open label extension, or OLE, study in patients who completed the Phase 3 clinical trials. In October 2008, we submitted a Biologic License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for KRYSTEXXA and in December 2008, the FDA notified us that the BLA was accepted for priority review with a Prescription Drug User Fee Act action, or PDUFA, date of April 30, 2009. The FDA notified us of the acceptance of the trade name KRYSTEXXA as the proprietary name for pegloticase in January 2009. Also in January 2009, we submitted to the FDA amendments to the KRYSTEXXA BLA to further clarify the BLA and to respond to FDA review-related questions. The FDA determined that the additional information contained in the submissions constituted major amendments to the BLA and elected under applicable procedures to extend its review period by three months, establishing a revised target PDUFA date of August 1, 2009 for our BLA submission. The FDA also notified us that it has rescheduled the Arthritis Advisory Committee meeting that had been scheduled for March 5, 2009 to June 16, 2009.

Our strategic plan is to advance the development and regulatory review of KRYSTEXXA and seek FDA approval of the BLA filing for the product. We continue to evaluate potential worldwide collaborations or strategic transactions with third parties involving KRYSTEXXA in the United States and internationally in order to optimize shareholder value. If we are unsuccessful in consummating a collaboration or broader strategic transaction, we intend to independently pursue the commercialization of KRYSTEXXA in the United States.

We have produced commercial batches of pegloticase drug substance in support of the commercial launch, all of which are located in the United States. Substantially all of the batches have been filled by our fill finisher, Enzon Pharmaceuticals, Inc., or Enzon, and are awaiting final packaging pending FDA approval of the labeling.

Currently, we sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the United States under the name Oxandrin® directly through wholesalers, and our authorized generic version of oxandrolone through an agreement with Watson Pharma, Inc., or Watson. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories.

The introduction of Oxandrin generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will slightly decline or remain flat in future periods.

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA.

Results of Operations

Our revenues were derived primarily from Oxandrin and oxandrolone for the three months ended March 31, 2009 and 2008. Our product revenues and expenses have in the past displayed, and may continue to display, significant variations. These variations may result from a variety of factors, including:

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

We believe that our product performance will vary from period-to-period based on the purchasing patterns of our customers, particularly related to wholesaler inventory management trends, and our focus on:

•	maintaining or increasing business with our existing products,

•	expanding into new markets, and

•	commercializing additional products.

During 2009, we expect the expense associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA to be the most significant factors affecting our results of operations.

The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	($ in thousands)
Oxandrin	$136	12.5%	$179	15.6%
Oxandrolone	949	87.5%	965	84.4%

	$1,085	100.0%	$1,144	100.0%

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

Revenues

Total revenues decreased $0.1 million, or 8%, to $1.1 million for the three months ended March 31, 2009, from $1.2 million for the three months ended March 31, 2008.

Gross sales of Oxandrin decreased $0.5 million, or 34%, to $0.9 million for the three months ended March 31, 2009, from $1.4 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower overall demand for the product resulting from increased generic competition. We expect that gross sales will slightly decline or remain flat in future periods. The rate of decline will depend on various factors, including the pricing of competing generic products and the number of competing products and overall demand in the marketplace. Net sales of Oxandrin have remained consistent from period-to-period due to higher prior year historical experience adjustments to our product return reserve.

Revenues from oxandrolone, our Oxandrin generic, have remained consistent from period-to-period. We expect that revenues of oxandrolone will slightly decline or remain flat in future periods, due to generic competition and overall demand for the product.

Cost of goods sold

Cost of goods sold increased $0.2 million, or 47%, to $0.5 million for the three months ended March 31, 2009, from $0.3 million for the three months ended March 31, 2008. The increase is substantially due to a change in our product mix as our authorized generic, oxandrolone, has become a greater percentage of overall sales and carries a higher cost of sales than Oxandrin.

Research and development expenses

Research and development expenses increased by $1.6 million, or 14%, to $12.8 million for the three months ended March 31, 2009, from $11.2 million for the three months ended March 31, 2008. The increase was primarily due to $1.8 million of costs associated with the production of commercial batches of pegloticase active pharmaceutical ingredient, or API, by our third-party manufacturer, BTG-Israel, or BTG, during the three months ended March 31, 2009. Additionally, severance expense of $0.7 million was recorded during the current quarter relating to the resignation of our former Senior Vice President of Regulatory Affairs and Quality Assurance. Partially offsetting these higher expenses were lower manufacturing costs of $0.9 million relating to process validation and technology transfer to our secondary source supplier of pegloticase API.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.2 million, or 2%, to $9.5 million for the three months ended March 31, 2009, from $9.3 million for the three months ended March 31, 2008. The increase was primarily due to accrued severance costs of approximately $0.9 million related to the termination of our former Senior Vice President, Chief Financial Officer and

Treasurer. Additionally, we incurred $0.6 million in higher pre-launch marketing research costs and consulting fees associated with establishing our pricing and reimbursement strategy for KRYSTEXXA. Partially offsetting the higher expenses were lower legal fees of approximately $0.9 million as the prior year results reflect expenses for Oxandrin-related patent infringement litigation coupled with lower compensation expense of $0.5 million due to lower headcount.

Investment income

Investment income decreased $1.2 million to an expense of $0.2 million for the three months ended March 31, 2009, from income of $1.0 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower dividend and interest income from lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments. Additionally, we realized losses of $0.2 million resulting from redemptions of our investment in the Columbia Strategic Cash Portfolio, or the Portfolio, during the first quarter of 2009.

Income tax benefit

Our income tax benefit decreased $1.2 million, or 100%, to zero for the three months ended March 31, 2009, from $1.2 million for the three months ended March 31, 2008, as we no longer have the ability to carry back losses to previous years to recover taxes paid and it is uncertain that we will be able to utilize these net operating losses against future income. The 2008 income tax benefit reflects the tax effects of the carryback of our 2008 net operating losses to the 2006 tax year to recover 2006 income taxes paid.

Liquidity and Capital Resources

At March 31, 2009, we had $58.1 million in cash, cash equivalents and short-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds in order to preserve principal.

In April 2009, we raised $31.0 million from a registered direct offering which yielded $29.0 million in cash, net of $2.0 million of offering costs, which were charged to additional paid-in-capital. We issued 5,927,343 shares of our common stock to existing and new institutional investors as a part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share. The warrants are exercisable at any time on or after the date of issuance and expire on a date that varies based on the FDA’s response to the BLA. If the FDA responds to the BLA with a “complete response letter” constituting approval or rejection of the BLA, then the warrants will expire nine months after the date we publicly announce that the FDA issued its “complete response letter”. If the FDA responds to the BLA with a “complete response letter” that does not constitute an approval or rejection, then the warrants will expire on the earlier of the date that is fifteen months after the date that we publicly announce that the FDA issued its “complete response letter” and the date that is nine months after the date on which we publicly announce that we have addressed all items required by the FDA to be addressed before the BLA can be approved. The warrants will expire on the seventh anniversary of the closing of the offering if, on or prior to that date, the Company has not announced that the FDA issued its “complete response letter.” In the event that we publicly announce that the FDA has issued a “complete response letter” with respect to the BLA during the exercisability period for the warrants, then the exercise price will, from and after the eleventh trading day following the date of such announcement, be changed to the dollar volume weighted-average price of our common stock for the five trading days immediately preceding the tenth trading day after the date of such announcement. The exercise price may not exceed $10.46 or be less than $1.57. In the event that we enter into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require us to purchase the warrant at the Black-Scholes value.

Our current operating plan assumes the potential FDA approval on the August 1, 2009 PDUFA date and launch of KRYSTEXXA in the second half of 2009, and includes a ramp-up of expenses and spending during the same period for the hiring of sales management. A sales force will not be hired until after marketing approval and we do not expect an increase in marketing expenses in preparation for the commercial product launch. Our current operating plan does not provide a contingency fund for any unexpected commitments or delays that may occur as a result of the FDA’s review of our BLA for KRYSTEXXA. Based on our current operating plan, we believe that our available cash and cash equivalents, which includes the proceeds of the registered direct offering in April 2009 noted above, related investment income and tax benefits realized will be sufficient to fund anticipated levels of operations.

If the FDA does not approve our BLA, if we are not successful in commercializing KRYSTEXXA, or if the FDA materially delays its approval of KRYSTEXXA, our cash needs will increase, our business will be materially harmed and we may need to curtail or cease operations. If the FDA does approve our BLA, we will be required to make significant expenditures in connection with the commercialization of KRYSTEXXA, and we may be required to seek additional funding. We will continue to evaluate potential collaborations with third parties involving KRYSTEXXA in the United States and internationally and will remain open to other strategic options and opportunities globally to optimize shareholder value. If we are successful in our pursuit of any of these strategic options and opportunities, our capital requirements may decline, perhaps materially.

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

Cash Flows

For the three months ended March 31, 2009, we used net cash of $20.6 million in operating activities. This resulted primarily from our net loss for the period of $21.9 million. We received $1.1 million from investment activities resulting primarily from redemptions of our investment in the Columbia Strategic Cash Portfolio. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations.

For the three months ended March 31, 2008, we used net cash of $16.0 million in operating activities. This consisted of a net loss for the period of $17.6 million, offset in part by $1.6 million received from the issuance of common stock primarily as a result of exercise of stock options. We received $6.8 million in cash from investment activities, resulting primarily from redemptions of our investment in the Columbia Strategic Cash Portfolio. These proceeds were reinvested in cash and cash equivalents and used to fund operations. We utilized cash in the amount of $0.1 million for capital expenditures for the three months ended March 31, 2008.

Contractual Obligations

We have a liability for unrecognized tax benefits of $10.1 million as of March 31, 2009. We are unable to reasonably estimate the amount or timing of payments for this liability, if any. In addition to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, the following reflects a summary of material contractual obligations we have incurred as of May 8, 2009. We have accrued approximately $1.6 million for severance costs related to the resignation of our former Senior Vice President of Quality and Regulatory Affairs and the termination of our former Senior Vice President, Chief Financial Officer and Treasurer, which will be paid out over the course of 2009 and 2010, consisting of eighteen months base salary and bonus, unused vacation days, outplacement services and the continuation of health care, dental, life and accidental death and dismemberment and disability insurance coverage for a period of eighteen months. There have been no other material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Product revenue recognition. Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. Since December 2006, we began shipping oxandrolone to our distributor and have accounted for this on a consignment basis until the product is sold into the retail market. We have deferred the recognition of revenue related to these shipments until we confirm that the product has been sold into the retail market and all other revenue recognition criteria has been met. We recognize revenue in accordance with the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which we refer to together as SAB 104, and Statement of Financial Accounting Standards, or SFAS, No. 48 Revenue Recognition When Right of Return Exists. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned.

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

Allowances for returns. In general, we provide credit for product returns that are returned six months prior to or up to twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg	3 and 4

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

•

The level of product manufactured—The level of product produced has an impact on the valuation of that product. For production that exceed anticipated future demand, a valuation adjustment will be required. Generally, this valuation adjustment occurs as an offset to gross inventory. Currently, we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel. However, beginning in April of 2008 and continuing for approximately three months, we commenced shipment of a small amount of our 2.5 mg strength Oxandrin with less than twelve months of expiry dating into the distribution channel.

•

Level of product in the distribution channel—We review wholesaler inventory and third-party prescription data to ensure that the level of product in the distribution channel is at a reasonable level. Currently, the level of product in the distribution channel appears reasonable for five-year, four-year and three-year expiration product. The five-year expiration product currently has higher levels of inventory in the distribution channel as compared to historical trends.

•

Estimated shelf life—Product returns generally occur due to product expiration. Therefore, it is important for us to ensure that product sold into the distribution channel has excess dating that will allow the product to be sold through the distribution channel without nearing its expiration date. Currently, we have mandated that product with less than twelve months of expiry dating will not be sold into the distribution channel. We have taken the appropriate measures to enforce this policy, including setting up certain controls with our third-party distributor. However, beginning in April of 2008 and continuing for approximately three months, we commenced shipment of a small amount of our 2.5 mg strength Oxandrin with less than twelve months of expiry dating into the distribution channel. In addition, we entered into a distributor service agreement with two of our large wholesalers which limits the level of product at the wholesaler. The terms of these agreements are consistent with the industry’s movement toward a fee-for-service approach which we believe has resulted in better distribution channel inventory management, higher levels of distribution channel transparency, and more consistent buying and selling patterns. Since a majority of our sales flow through three large wholesalers, we expect that these industry changes will have a direct impact on our future sales to wholesalers, inventory management, product returns and estimation capabilities.

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

The allowance for product returns was $1.1 million at March 31, 2009 and $1.2 million at December 31, 2008.

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balance was $0.7 million at March 31, 2009 and $0.6 million at December 31, 2008.

Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves were $6.0 million at March 31, 2009 and $6.3 million at December 31, 2008.

Share-based compensation. We grant stock options to employees and non-employee directors, which we refer to as directors, with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for service on our board. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and the vesting period. We estimate the fair value of all stock option awards by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. For the three months ended March 31, 2009 and 2008, approximately $1.2 million and $1.1 million, respectively, of stock option compensation expense has been charged against income. As of March 31, 2009, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.

We grant restricted stock awards to our employees and to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to directors are granted on an annual basis and represent compensation for services performed on our board. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded. For the three months ended March 31, 2009, we issued 75,000 shares of restricted stock at a weighted-average grant date fair value of $5.94 per share amounting to $0.4 million in total aggregate fair market value. For the three months ended March 31, 2009 and 2008, approximately $0.8 million of deferred restricted stock compensation cost has been charged against income in each three-month period. At March 31, 2009, approximately 644,000 shares remained unvested and there was approximately $5.6 million of unrecognized compensation cost related to restricted stock.

We issue restricted stock awards that contain performance conditions to senior management personnel. These awards contingently vest over a period of one to four years from the date of grant depending on the nature of the performance goal upon the achievement of specific strategic objectives associated with the achievement of KRYSTEXXA-related developmental and sales milestones and other manufacturing, commercial operations and business development objectives. Compensation cost is based on the grant date fair value of the award, which is the closing market price of our common stock on the date the award is granted multiplied by the number of shares awarded. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied.

There was no share-based compensation expense recorded related to restricted stock awards that contain performance conditions for the three months ended March 31, 2009. During the three months ended March 31, 2008, approximately $0.5 million of compensation cost was charged against income related to restricted stock awards that contain performance conditions. At March 31, 2009, approximately 230,000 potential shares of restricted stock that contain performance conditions remained unvested. Restricted stock awards that contain performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $2.6 million of additional compensation expense if the performance targets are met or expected to be attained.

Research and development. During the first quarter of 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The EITF affirmed as a consensus, the tentative conclusion that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Consistent with the consensus, we defer these costs and amortize them into expense based on services performed. All other research and development costs are charged to expense as incurred. The net deferred balance, which is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheets was zero at March 31, 2009 and $0.7 million at December 31, 2008.

Income taxes. We account for income taxes pursuant to the provisions prescribed under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income taxes are recognized at each year end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. We routinely assess the reliability of our deferred tax assets. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance. However, despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets is highly dependent upon our actual results and the realization of taxable income in future periods. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the consolidated balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48 in 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheets. This increase in liability resulted in a corresponding increase to Accumulated Deficit. The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $10.1 million as of March 31, 2009, including accrued penalties and interest. The net increase of $5.5 million in the liability for unrecognized tax benefits subsequent to adoption resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

Disclosures about fair values of financial instruments, On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-2 that deferred the effective date of SFAS No. 157 for one-year for non-financial assets and liabilities recorded at fair value on a non-recurring basis. In October 2008, the FASB issued FSP SFAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP SFAS No. 157-3 was effective during the fourth quarter of 2008, and the effect of adoption on our financial position and results of operations was not material. In April 2009, the FASB issued FSP SFAS No. 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No.157 when the volume and level of activity for an asset or liability have significantly decreased. Additionally, FSP SFAS No. 157-4 supersedes FSP SFAS No. 157-3 and also addresses the identification of transactions that are not considered orderly. FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS No. 157-4 was early adopted by us and was effective for us for the quarterly period ended March 31, 2009. The effect of adoption on our financial position and results of operations was not material. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Pursuant to the provisions as prescribed in SFAS No. 157, we categorize our financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Practice Bulletin, or APB, No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We have elected to early adopt FSP SFAS No. 107-1 and APB No. 28-1 for the quarterly period ended March 31, 2009. The carrying amounts of Notes Receivable, Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

Other-than-temporary impairment losses on investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the three months ended March 31, 2009, we did not realize any investment losses due to OTT declines in fair value. For the three months ended March 31, 2008, we recorded realized investment losses due to OTT declines in fair value of $0.1 million.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset of liability have significantly decreased. FSP SFAS No. 157-4 supersedes FSP SFAS No. 157-3. FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance included in FSP SFAS No. 157-4 addresses the recommendations of specific issues in the SEC’s study on mark-to-market accounting and provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Early adoption for periods ending before March 15, 2009 is not permitted. Additionally, if a reporting entity elects to adopt early either FSP SFAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP SAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to adopt early FSP SFAS No. 157-4. FSP SFAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS No. 157-4 requires comparative disclosures only for periods ending after initial adoption. We have elected to early adopt FSP SFAS No. 157-4 for the quarterly period ended March 31, 2009. The adoption of FSP SFAS No. 157-4 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS

No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP SFAS No. 107-1 and APB No. 28-1 only if it also elects to early adopt FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP SFAS Nos. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS No. 107-1 and APB No. 28-1 require comparative disclosures only for periods ending after initial adoption. We have elected to early adopt FSP SFAS No. 107-1 and APB No. 28-1 for the quarterly period ended March 31, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB” issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No.124-2 amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles, or GAAP, for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. It requires a more detailed, risk oriented breakdown by major security types and related information currently required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, FSP SFAS No. 115-2 and SFAS No. 124-2 requires that the annual disclosures in SFAS No. 115, and FSP SFAS No. 115- 1 and SFAS No.124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, be made for interim periods. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption for periods ending before March 15, 2009 is not permitted. If an entity elects to adopt early either FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to adopt early FSP SFAS No. 115-2 and SFAS No. 124-2. Additionally, if an entity elects to adopt early FSP SFAS No. 115-2 and SFAS No. 124-2, it is required to adopt FSP SFAS No. 157-4. FSP SFAS Nos. 115-2 and 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS Nos. 115-2 and 124-2 require comparative disclosures only for periods ending after initial adoption. We have elected to early adopt FSP SFAS Nos. 115-2 and 124-2 for the quarterly period ended March 31, 2009. The adoption of FSP SFAS Nos. 115-2 and 124-2 did not have a material effect on our consolidated financial statements.

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

Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in U.S. Treasury and other money market funds. Our investment income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our President and our CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by Quarterly report on Form 10-Q, our President and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

We are aware of patent applications filed by, or patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot presently assess the effect, if any, that these patents may have on our operations. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a materially adverse effect on us or would force us to obtain licenses from others is currently unknown. See “Item 1A. Risk Factors—Risks Relating to Intellectual Property” for further discussion.

In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2008, the Court granted our motion to limit discovery to liability issues for 150 days in contemplation of our bringing a motion for summary judgment at the end of that period. Over our objection in 2008, the Court granted a request by Berger to extend the discovery period by four months and, accordingly, discovery as to liability ended in December 2008. On or about March 13, 2009, each party filed a Motion for Summary Judgment and thereafter filed corresponding responsive pleadings. Oral arguments on the motions were held on April 24, 2009 and a decision is expected to be rendered in June 2009.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plaintiff was appointed in March 2009 resulting in the re-captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al and an amended compliant was filed in this matter in April 2009. We intend to vigorously defend against this action.

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward- looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements that we make. We have included important factors in various cautionary statements in this Quarterly Report on Form 10-Q that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

You should carefully consider the following risk factors in addition to other information included in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, in evaluating us and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 and we have denoted with an asterisk (*) in the following discussion those risk factors that are new or materially revised.

Risks Relating to Development of KRYSTEXXA and Our Ability to Accomplish Our Future Business Objectives

Our business depends on our success in gaining approval of and commercializing KRYSTEXXA. If we are unable to commercialize KRYSTEXXA, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of KRYSTEXXA. Other than oxandrolone sales, which have significantly declined in recent years and which we expect to continue to decline, our ability to generate near-term revenue depends on the success of our KRYSTEXXA product candidate. The commercial success of KRYSTEXXA will depend on many factors, including:

•	receiving, and the timing of, marketing approvals and final product labeling from the FDA and similar foreign regulatory authorities,

•

receiving FDA and other foreign regulatory approvals of the third-party manufacturing facilities used to produce the active pharmaceutical and other ingredients used in KRYSTEXXA, as well as for facilities used by our third-party fill and finish service provider,

•	successful completion of our OLE study and any other clinical trials we may undertake, or are requested by the FDA,

•	producing batches of the active pharmaceutical and other ingredients used in KRYSTEXXA in commercial quantities through a validated process,

•	maintaining and, as appropriate, entering into additional, commercial manufacturing arrangements for KRYSTEXXA,

•	launching commercial sales of the product, whether alone or in collaboration with others,

•	acceptance of the product by physicians, patients, health care payors and others in the medical community, and

•	our ability to raise substantial additional capital.

Prescription pharmaceutical products may not be commercially marketed in the United States without prior approval from the FDA, and then can only be marketed for the indications and claims approved by the FDA, which will effect our commercial success.

Based on the results of our Phase 3 clinical trials for the use of KRYSTEXXA, we have filed a BLA with the FDA seeking marketing approval for KRYSTEXXA for the treatment of patients with TFG to control hyperuricemia and to manage the signs and symptoms of gout, including the improvement of tophi, improvement in chronic pain, improved physical functioning and decreased frequency of flares. We believe that the Phase 3 results warranted this filing and proposed indication. Clinical data are difficult to interpret and are susceptible to varying interpretations. For example, we have conducted extended multi-faceted reviews of our Phase 3 data in recent months which have led to continued evaluations of the relative safety and efficacy of KRYSTEXXA and further clarification on its most appropriate uses. As a result, we filed major amendments to our previously submitted BLA, and in turn, the FDA has delayed by three months to August 1, 2009, its consideration of the BLA.

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

Unless we are successful in consummating a significant collaboration to commercialize KRYSTEXXA or a broader strategic transaction, we expect that we may need to raise substantial additional capital to develop and commercialize KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

As of March 31, 2009, we had $58.1 million in cash, cash equivalents and short-term investments (including restricted investments), as compared to $78.6 million as of December 31, 2008. As of March 31, 2009, we had an accumulated deficit of $173.6 million. On April 8, 2009, we completed an offering of our common stock and warrants to purchase our common stock for net proceeds to us of $29.0 million. However, the development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. In recent periods, we have satisfied our cash requirements primarily through product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin have decreased significantly in recent years and they continue to decrease as a result of generic competition. Although we may consider divesting Oxandrin, any proceeds of that divestiture would not significantly improve our capital position, and we do not have further non-core assets to divest. Historically, we have also obtained capital through collaborations with third parties, contract fees, government funding and equity financings. These financing alternatives might not be available in the future to satisfy our cash requirements.

Although we continue to evaluate potential collaborations with third parties involving KRYSTEXXA, in the United States and internationally and continue to consider other strategic options and opportunities globally to optimize shareholder value, our current operating plan assumes the potential FDA approval on the August 1, 2009 PDUFA date and launch of KRYSTEXXA in the second half of 2009 and includes a ramp-up of expenses and spending in the same period for the hiring of sales management. A sales force will not be hired until after marketing approval and we do not expect an increase in marketing expenses in preparation for the commercial product launch. Our current operating plan does not provide a contingency fund for any unexpected cash requirements that may occur as a result of the FDA’s review of our BLA for KRYSTEXXA. Based on our current operating plan, we believe that our available cash and cash equivalents, which includes the proceeds from our registered direct offering in April of 2009, related interest income and tax benefits to be realized will be sufficient to fund anticipated levels of operations. Our future capital requirements will depend on many factors, including:

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

We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, or if our outstanding warrants are exercised, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, we may be required to curtail or cease operations.

We may not be able to commercialize KRYSTEXXA if the FDA does not accept that our clinical trials demonstrate safety and efficacy, or if we are required to conduct additional clinical trials.

Before obtaining regulatory approval for the sale of KRYSTEXXA, we must provide the FDA and similar foreign regulatory authorities with clinical data to demonstrate that it is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We may decide, or be required by regulators to conduct additional clinical trials or testing of KRYSTEXXA. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome and results are subject to differing interpretations. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.

If we decide, or are required by regulators, to conduct additional clinical trials or other testing of KRYSTEXXA beyond those that we have completed and currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive, we may:

•	be delayed in obtaining marketing approval for KRYSTEXXA,

•	not be able to obtain marketing approval,

•	be subject to safety considerations that are more stringent than those that we have proposed, or

•	obtain approval for indications that are not as broad as intended.

Our product development costs will also increase if we experience delays in testing or approvals. Such delays could also allow our competitors to bring products to market before we do and impair our ability to commercialize KRYSTEXXA. If any of these events occur, our business will be materially harmed and we may need to curtail or cease operations.

One of the potential elements of the FDA approval process of KRYSTEXXA is our ability to successfully defend our BLA before a meeting of the FDA Arthritis Advisory Committee. If we do not receive a favorable vote of the Arthritis Advisory Committee, this could place in jeopardy, or delay, the FDA’s ultimate approval for marketing of KRYSTEXXA.

One of the elements of the FDA’s review and consideration of our BLA is review by its Arthritis Advisory Committee at a public hearing and the vote of this committee. Because we submitted to the FDA major amendments to our BLA in late January 2009, the FDA has delayed this committee’s review of the BLA that had been scheduled for March 5, 2009 to June 16, 2009. At this meeting, we will have the opportunity to present evidence supporting the approval of KRYSTEXXA, the FDA will have the opportunity to present questions relating to the efficacy and safety of KRYSTEXXA for advise by the committee, and the public may be heard regarding the approval of KRYSTEXXA. Although a favorable vote of this committee is not required for FDA approval, nor is a favorable vote a guarantee of FDA approval, the committee’s vote will be a significant consideration in the FDA’s decision making process. If we do not successfully defend our BLA and obtain a favorable vote of the Arthritis Advisory Committee, the ultimate approval of the BLA could be delayed or in doubt, and our business would be materially harmed.

Even if the FDA approves KRYSTEXXA for marketing, it may only be approved for indications that are not as broad as we intend, and the FDA may require us to conduct supplemental large post-marketing clinical trials. In addition, we may elect to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to our historic United States clinical trials.

If the FDA provides marketing approval for KRYSTEXXA, the approval may not be for indications that are as broad as we intend, and the label could prescribe safety limits or warnings that reduce the market for the product or increase the costs associated with the marketing and sale of the product. We may be required, or we may elect, to conduct additional clinical trials for such narrow indications or for other indications. In addition, we may seek marketing approval from regulatory authorities in jurisdictions outside the United States, such as the EMEA, and they may require us to submit data from supplemental large clinical trials in addition to data from the clinical trials that supported our United States filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on KRYSTEXXA marketing approval or could force us to stop selling KRYSTEXXA altogether. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA, could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

In addition, if the FDA approves our BLA we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, program, to assist in balancing the potential benefits with the potential risks of KRSYTEXXA treatment. We have proposed for consideration as part of our BLA the initiation of a REMS program that includes a voluntary patient registry. The final nature and structure of the REMS program, if any, is subject to negotiation with and approval by the FDA. Depending on the REMS program requirements proposed by the FDA, if any, we may have significant additional obligations and commitments in the future related to a REMS program as part of the post-approval commitments or as a result of data collected from patients and physicians in the marketplace after approval.

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

The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by physicians, patients, health care payors and others in the medical community.

Even if we are able to bring KRYSTEXXA to market, it may not gain or maintain market acceptance by physicians, patients, health care payors or others in the medical community. We believe the degree of market acceptance of KRYSTEXXA, if approved for commercial sale, will depend on a number of factors, including:

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

For example, febuxostat is a new treatment for gout that received FDA approval in February 2009. Febuxostat seeks to lower uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. While febuxostat is not labeled for the treatment of TFG, we may experience delayed uptake of KRYSTEXXA in the event febuxostat is used to treat patients who failed on or contraindicated to allopurinol. If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability, and we may be required to curtail or cease operations.

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

We are seeking approval for KRYSTEXXA for use in the TFG population, an orphan segment of the broader gout population. By far the most prevalent treatment for gout today is allopurinol, which seeks to lower uric acid levels by inhibiting uric acid formation. A small number of gout patients are treated with probenecid, which seeks to lower uric acid levels by promoting excretion of uric acid. Neither of these products is actively promoted at this time. Because the anticipated approved label for KRYSTEXXA will be targeting only TFG patients who have failed to adequately control serum uric acid levels with existing treatments, we do not expect KRYSTEXXA to face competition from these existing treatments.

While febuxostat is not labeled for the treatment of TFG, we may experience delayed uptake of KRYSTEXXA in the event febuxostat is used to treat patients who failed on or contraindicated to allopurinol.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs or advantageous to our business.

If we fail to attract and retain senior management and other key personnel, we may not be able to successfully develop or commercialize KRYSTEXXA, particularly in light of the recent resignation of our president and chief executive officer and the termination of our chief financial officer.

We are dependent on key members of our management team. As a result of recent changes in our senior management, including the resignation of our former President and Chief Executive Officer on mutually agreed terms, and the termination of our former Chief Financial Officer, we are also dependent on our Board of Directors with respect to ongoing operational matters, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon. Since November 2008, Dr. Simon has been providing consulting services to us and he chairs our BLA Oversight Committee, which has assumed oversight of all of our activities related to the FDA’s BLA review process. The loss of the services of any of these persons would harm our ability to develop and commercialize KRYSTEXXA and it might be difficult to recruit a replacement for any of their positions. We have employment agreements with the key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

The manufacture and packaging of pharmaceutical products, such as KRYSTEXXA, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. Failure by us or our third- party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Prior to the approval of our BLA, our third-party manufacturers and testing facilities, including BTG, Enzon and PPD, are subject to pre-approval inspection by the FDA and any unsatisfactory results of such preapproval inspections may delay the issuance of the regulatory approvals that are necessary to market KRYSTEXXA. If our third-party manufacturers do not pass such FDA or other regulatory inspections for any reason, including equipment failures, labor difficulties, failure to meet stringent manufacturing, quality control or quality assurance practices, or natural disaster, our ability to commercialize KRYSTEXXA will be jeopardized. BTG is located in Israel, and as a result of recent military actions there, in January 2009, the U.S. Department of State issued a travel restriction for government employees in certain areas of Israel, including the area in which BTG is located. As a result, a previously-scheduled FDA inspection of BTG was postponed, but now has been rescheduled with adequate time as not to impact the PDUFA date.

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

For example, we have engaged Diosynth in North Carolina as a secondary source supplier of the API used in KRYSTEXXA. As a result, we and BTG have begun to transfer the relevant manufacturing technology to Diosynth. This is a detailed, expensive and time consuming process that we have not completed. In connection with this technology transfer, Diosynth will be required to produce validation batches of API to demonstrate that the materials produced at Diosynth are of the same quality as those produced at BTG. If the FDA approves BTG as a manufacturer of KRYSTEXXA API, and if we cannot establish that the API manufactured at Diosynth is equivalent to the API manufactured at BTG to the satisfaction of the FDA, we may not be permitted to use API manufactured by Diosynth in the formulation of KRYSTEXXA. We do not expect this technology transfer process and the subsequent FDA approval of the Diosynth manufacturing facility to be completed until the second half of 2010 at the earliest.

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

If we obtain marketing approval for KRYSTEXXA, it, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities, will be subject to continual requirements of, and review by the FDA and other regulatory authorities, including thorough inspections of third-party manufacturing facilities.

These requirements include submission of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

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

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of KRYSTEXXA from governmental and other third-party payors. Reimbursement by a third-party payor may depend upon a number of factors, including the third- party payor’s determination that use of a product is:

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

Moreover, the Congress and state legislatures may propose changes to the regulation of the health care system, which, if enacted, could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

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

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. While we have been unable to do so to date, if we are able to establish a development and commercialization partnership for KRYSTEXXA for markets outside of the United States, third parties may have responsibility to obtain regulatory approvals outside of the United States, and we will depend on them to obtain these approvals. The approval procedure varies among countries and can involve additional testing or pre-filing requirements such as a pediatric investigational plan, which we have been informed by the EMEA we must file prior to the filing of our Marketing Authorization Application. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

Legislation has been introduced in the U.S. Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States, which may include reimportation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

Product liability lawsuits could cause us to incur substantial liabilities.

We face an inherent risk of product liability exposure related to the sale of Oxandrin and oxandrolone, as well as the testing and, if approved by the FDA, future sale of KRYSTEXXA and any other products that we may develop. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for KRYSTEXXA, Oxandrin, oxandrolone or any product candidates or products that we may develop,

•	injury to our reputation,

•	withdrawal of clinical trial participants,

•	withdrawal or recall of a product from the market,

•	costs to defend the related litigation,

•	substantial monetary awards to trial participants or patients,

•	loss of revenue, and

•	the inability to commercialize any products that we may develop in the future.

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

Risks Relating to Our Reliance on Third Parties

We have no manufacturing capabilities and limited manufacturing personnel. We depend on third parties to manufacture KRYSTEXXA. If these manufacturers fail to meet our market requirements at acceptable quality levels and at acceptable cost, and if we are unable to identify suitable replacements, our product development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, NOF, BTG and Enzon respectively, to supply mPEG-NPC, a key raw material in the manufacture of the API, and to produce the API and KRYSTEXXA drug product. These companies represent single source of supply for the mPEG-NPC, the API and the drug product.

Although we have commenced the manufacture of launch quantities of KRYSTEXXA API and finished drug, and have such quantities in the United States, our suppliers have not yet manufactured KRYSTEXXA on a consistent basis, at the manufacturing intensity to support our market forecasts. In addition, in order to produce KRYSTEXXA in the quantities necessary to meet anticipated market demand if the product is approved, we and our contract manufacturers will need to increase the overall manufacturing capacity for the API. If we are unable to increase our manufacturing capacity or qualify an additional supplier, or if the cost of the increased capacity is uneconomical to us, we may not be able to produce KRYSTEXXA in a sufficient quantity to meet future demand, adversely affecting our projected revenues and gross margins.

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

We are party to various license agreements and we intend to enter into additional license agreements in the future. For example, we licensed exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or Mountain View, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide Mountain View and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to Mountain View and Duke quarterly royalty payments within sixty days after the end of each quarter based on net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us or our sub-licensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sub-licensees during any quarter. As of March 31, 2009, we have made aggregate payments of approximately $1.7 million to Mountain View and Duke for the achievement of milestones under this agreement, and if we obtain regulatory approval in one of five major global markets, which includes FDA approval in the United States, we will be required to make aggregate milestone payments of approximately $0.8 million.

The agreement remains in effect, on a country-by-country basis, for the longer of ten years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The licensors may terminate the agreement with respect to the countries affected upon our material breach, if not cured within a specified period of time, or immediately after our third or subsequent material breach of the agreement or our fraud, willful misconduct or illegal conduct. The licensors may also terminate the agreement for our bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to us with respect to the terminated countries under the agreement, including regulatory applications and pre-clinical and clinical data, revert to Mountain View and Duke and we are permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

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

Risks Relating to Our Results of Operations and Your Investment in Our Common Stock

We may not be able to achieve profitability. We have incurred operating losses from continuing operations since 2004 and anticipate that we will incur operating losses from continuing operations for the foreseeable future, particularly as a result of increasing expenses related to our development and, if our BLA is approved by the FDA, commercialization of KRYSTEXXA.

We continue to incur substantial operating losses from continuing operations. Our operating losses from continuing operations were $21.9 million for the three months ended March 31, 2009 and $89.0 million and $69.2 million for the years ended December 31, 2008 and 2007, respectively. Our operating losses from continuing operations are the result of two factors: increasing operating costs and decreasing product revenues. We have incurred and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. We have experienced and expect to continue to experience decreasing revenues from sales of Oxandrin and our authorized generic Oxandrin brand equivalent product, oxandrolone, on which our continuing operations have been substantially dependent. Sales of Oxandrin and, since December 2006, oxandrolone, accounted for 100% of our continuing net product sales. If the FDA does not approve our BLA, if we are not successful in commercializing KRYSTEXXA, or if the FDA materially delays its approval of KRYSTEXXA, our revenues will continue to decline significantly, and our results of operations will be materially adversely affected.

Our ability to achieve operating profitability in the future depends on the successful commercialization of KRYSTEXXA. If we do not receive regulatory approval for and are unable to successfully commercialize KRYSTEXXA or any other product candidate, or if we experience significant delays or unanticipated costs in doing so, or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never achieve operating profitability. If we do receive regulatory approval for KRYSTEXXA and have not been successful in consummating a significant collaboration or broader strategic transaction for the commercialization of KRYSTEXXA, we expect to incur significant expenditures in connection with its commercialization. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our stock price has been, and is likely to continue to be, volatile. Since January 1, 2008, our common stock has traded as high as $28.42 per share and as low as $2.80 per share. The stock market in general and the market for biotechnology companies in particular have recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	our ability to sustain our operations with our existing cash reserves,

•	whether we obtain regulatory approval for KRYSTEXXA, and the timing of such approval,

•	if we obtain regulatory approval of KRYSTEXXA, whether it achieves market acceptance,

•	the disclosure of information relating to the efficacy or safety of KRYSTEXXA,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	our ability to obtain adequate capital resources to execute our business strategy,

•	market conditions in the pharmaceutical and biotechnology sectors and the issuance of new or changed securities analysts’ reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	regulatory developments in the United States and foreign countries,

•	our issuance of additional shares of common stock in capital raising transactions, or upon the exercise of warrants to purchase shares of our common stock,

•	general economic, industry and market conditions, and

•	other factors described in this “Risk Factors” section.

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

Our revenues from product sales of Oxandrin and oxandrolone have in the past displayed and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

•	increased competition from new or existing products, including generic products,

•	the amount and timing of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payor reimbursement policies for our products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments to licensees,

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•	the timing and amount of expenses relating to sales and marketing,

•	the timing and amount of expenses relating to general and administrative activities,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions.

In addition, our expenses have fluctuated and are likely to increase significantly in the near future in connection with our development and commercialization efforts related to KRYSTEXXA. As a result, any decrease in revenues or increase in expenses will be likely to adversely affect our earnings in a significant manner until revenues can be increased or expenses reduced. We expect that our revenues and earnings from sales of Oxandrin and oxandrolone will continue to decline. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline.

* Our outstanding warrants may be exercised in the future, which would increase the number of shares in the public market and result in dilution to our stockholders.

In connection with the registered direct offering we completed on April 8, 2009, we issued warrants to purchase up to 5,038,237 shares of our common stock.

The warrants are exercisable at any time on or after the date of issuance and expire on a date that varies based on the FDA’s response to the BLA. If the FDA responds to the BLA with a “complete response letter” constituting approval or rejection of the BLA, then the warrants will expire nine months after the date we publicly announce that the FDA issued its “complete response letter”. If the FDA responds to the BLA with a “complete response letter” that does not constitute an approval or rejection, then the warrants will expire on the earlier of the date that is fifteen months after the date that we publicly announce that the FDA issued its “complete response letter” and the date that is nine months after the date on which we publicly announce that we have addressed all items required by the FDA to be addressed before the BLA can be approved. The warrants will expire on the seventh anniversary of the closing of the offering if, on or prior to that date, the Company has not announced that the FDA issued its “complete response letter.” We may, at our or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

The initial per share exercise price of the warrants is $10.46. In the event that we publicly announce that the FDA has issued a “complete response letter” with respect to our BLA during the exercisability period for the warrants, then the exercise price will, from and after the eleventh trading day following the date of such announcement, be changed to the dollar volume weighted-average price of our common stock for the five trading days immediately preceding the tenth trading day after the date of such announcement. The exercise price may not exceed $10.46 or be less than $1.57.

In the event that our warrants are exercised, holders of our common stock may experience immediate and possibly substantial dilution. In addition, in the event that we enter into a merger or change of control transaction, the holders of our warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require us to purchase the warrant at the Black-Scholes value, which could require us or an acquirer to make significant cash payments.

Effecting a change of control of our company could be difficult, which may discourage offers for shares of our common stock.

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. Section 203 prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•	our Board of Directors approves the transaction before the third party acquires 15% of our stock,

•	the third party acquires at least 85% of our stock at the time its ownership exceeds the 15% level, or

•	our Board of Directors and two-thirds of the shares of our common stock not held by the third-party vote in favor of the transaction.

Our certificate of incorporation also authorizes us to issue up to 4,000,000 shares of preferred stock in one or more different series with terms fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. Although our Board of Directors has no current intention or plan to issue any preferred stock, issuance of these shares could also be used as an anti- takeover device.

We are a party to a shareholder lawsuit regarding the adequacy of our public disclosure, which could have a material adverse affect on our business, results of operations and financial condition.

In November 2008, Richard Sagall, an alleged shareholder, commenced an action in the U.S. District Court for the Southern District of New York to certify a class of Shareholders who held Savient Securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plantiff was appointed in March 2009 resulting in the re-captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, at al and an amended complaint was filed in this matter in April 2009. The Company intends to vigorously defend against this action.

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

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ PAUL HAMELIN Paul Hamelin President (Principal Executive Officer)
By:	/s/ DAVID G. GIONCO David G. Gionco Group Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Dated: May 8, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Services Agreement between Savient Pharmaceuticals, Inc. and Lee S. Simon, MD, dated January 22, 2009
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Statement pursuant to 18 U.S.C. §1350
32.2	Statement pursuant to 18 U.S.C. §1350