Form 10-Q/A
period 2009-06-30
SAVIENT PHARMACEUTICALS INC
filed 2009-08-11
CIK 722104

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

Explanatory Note

This amendment to Savient Pharmaceuticals, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009, clarifies certain disclosures in the Risk Factors regarding the remediation of deficiencies identified during the U.S. Food and Drug Administration’s (the “FDA”) pre-approval inspection of BTG-Israel's manufacturing facility, our third-party pegloticase drug substance manufacturer, as required by the FDA’s July 31, 2009 complete response letter to the Company’s Biologic License Application for its product candidate, KRYSTEXXA™ (pegloticase).

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. This Amendment No. 1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the original Form 10-Q.

Part II - Other Information

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

In addition, the FDA is requiring that our third-party pegloticase drug substance manufacturer, BTG-Israel, or BTG, correct certain deficiencies noted in the FDA’s inspection of its manufacturing facility before KRYSTEXXA can be approved. BTG has issued a work plan and timeline to the FDA to address these concerns, however, it is uncertain at this time whether the BTG facility will need to be reinspected by the FDA upon completion of this remediation work.

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

Our third-party manufacturers and testing facilities, including BTG, Enzon and PPD, underwent pre-approval inspections by the FDA. As a result of these pre-approval inspections, the FDA identified deficiencies in its pre-approval inspection of our pegloticase drug substance manufacturer, BTG, and has required that these deficiencies be corrected prior to the approval of the

KRYSTEXXA BLA. BTG has submitted a work plan and a timeline to the FDA for correction of these deficiencies cited by the FDA, and some of these items have already been corrected and the remainder are expected to be addressed in the third quarter of 2009. However, a satisfactory inspection report for the remediation of such deficiencies is required prior to the approval of the KRYSTEXXA BLA, and it is uncertain whether the FDA may require a reinspection of the BTG facility. Failure by BTG to adequately and timely remediate these deficiencies may delay the issuance of the regulatory approvals that are necessary to market KRYSTEXXA, and if a reinspection by the FDA of the BTG facility is necessary this may cause further delays in the approval of the KRYSTEXXA BLA. If BTG, or any of our third-party manufacturers do not pass such FDA or other regulatory inspections for any reason, including equipment failures, labor difficulties, failure to meet stringent manufacturing, quality control or quality assurance practices, or natural disaster, our ability to commercialize KRYSTEXXA will be jeopardized.

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

Risks Relating to Our Reliance on Third Parties

* We have no manufacturing capabilities and limited manufacturing personnel. We depend on third parties to manufacture KRYSTEXXA. If these manufacturers fail to meet our market requirements at acceptable quality levels and at acceptable cost, and if we are unable to identify suitable replacements, our product development and commercialization efforts may be materially harmed.

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

BTG underwent a pre-approval inspection by the FDA in June 2009, as a result of which the FDA identified certain deficiencies and has required that these deficiencies be corrected prior to the approval of the KRYSTEXXA BLA. BTG has submitted a work plan and a timeline to the FDA for correction of these deficiencies cited by the FDA, and some of these items have already been corrected and the remainder are expected to be addressed this fall. A satisfactory inspection report for the remediation of such deficiencies is required prior to the approval of the KRYSTEXXA BLA, and it is uncertain whether the FDA may require a reinspection of the BTG facility. Failure by BTG to adequately and timely remediate these deficiencies may delay the issuance of the regulatory approvals that are necessary to market KRYSTEXXA, or they may not be obtained at all. If a reinspection by the FDA of the BTG facility is necessary this could cause further delays in the issuance of such regulatory approvals.

Although the recent hostilities involving Israel have not adversely affected BTG’s ability to supply us with adequate quantities of pegloticase drug substance for KRYSTEXXA, future hostilities in Israel could harm BTG’s ability to supply us with pegloticase drug substance and could harm our commercialization efforts. Moreover, in the event the FDA requires a reinspection of the BTG facility prior to approval, the scheduling of such reinspection could be delayed in the event of future hostilities in Israel.

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

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ PAUL HAMELIN Paul Hamelin President (Principal Executive Officer)
By:	/s/ DAVID G. GIONCO David G. Gionco Group Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Dated: August 11, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Statement pursuant to 18 U.S.C. §1350.
32.2	Statement pursuant to 18 U.S.C. §1350.