Form 10-Q
period 2009-09-30
SAVIENT PHARMACEUTICALS INC
filed 2009-11-09
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 OR
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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of November 5, 2009 was 66,626,296.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$67,474	$76,315
Short-term investments	3	2,282
Accounts receivable, net	592	822
Inventories, net	940	1,892
Recoverable income taxes	—	5,526
Prepaid expenses and other current assets	1,516	2,782

Total current assets	70,525	89,619

Deferred income taxes, net	5,200	4,200
Property and equipment, net	1,111	1,393
Other assets (including restricted cash)	1,297	3,010

Total assets	$78,133	$98,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,651	$5,888
Deferred revenues	327	451
Warrant liability	36,617	—
Other current liabilities	23,707	18,650

Total current liabilities	66,302	24,989
Other liabilities	11,059	9,809
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 61,658,000 issued and outstanding at September 30, 2009 and 54,654,000 shares issued and outstanding at December 31, 2008	617	547
Additional paid-in-capital	242,400	214,467
Accumulated deficit	(242,248)	(151,614)
Accumulated other comprehensive income	3	24

Total stockholders’ equity	772	63,424

Total liabilities and stockholders’ equity	$78,133	$98,222

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$328	$499	$2,092	$1,958
Other revenues	—	43	4	125

	328	542	2,096	2,083

Cost and expenses:
Cost of goods sold	374	303	1,237	855
Research and development	17,670	10,875	42,071	37,762
Selling, general and administrative	8,538	7,563	25,403	27,277

	26,582	18,741	68,711	65,894

Operating loss from continuing operations	(26,254)	(18,199)	(66,615)	(63,811)
Investment income, net	502	340	273	1,704
Other income (expense), net	11,812	(148)	(24,356)	(460)

Loss from continuing operations before income taxes	(13,940)	(18,007)	(90,698)	(62,567)
Income tax benefit	(64)	(863)	(64)	(3,673)

Loss from continuing operations	(13,876)	(17,144)	(90,634)	(58,894)
Loss from discontinued operations, net of taxes	—	(1,070)	—	(1,070)

Net loss	$(13,876)	$(18,214)	$(90,634)	$(59,964)

Loss per common share, from continuing operations:
Basic	$(0.23)	$(0.32)	$(1.56)	$(1.10)

Diluted	$(0.23)	$(0.32)	$(1.56)	$(1.10)

Loss per common share, from discontinued operations:
Basic	$—	$(0.02)	$—	$(0.02)

Diluted	$—	$(0.02)	$—	$(0.02)

Loss per common share:
Basic	$(0.23)	$(0.34)	$(1.56)	$(1.12)

Diluted	$(0.23)	$(0.34)	$(1.56)	$(1.12)

Weighted-average number of common and common equivalent shares:
Basic	60,922	53,617	58,192	53,479
Diluted	60,922	53,617	58,192	53,479

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance December 31, 2008	54,654	$547	$214,467	$(151,614)	$24	$63,424
Comprehensive loss:
Net loss	—	—	—	(90,634)	—	(90,634)
Unrealized loss on marketable securities, net	—	—	—	—	(21)	(21)

Total comprehensive loss						(90,655)

Restricted stock grant	447	5	(5)	—	—	—
Amortization of deferred compensation	—	—	2,165	—	—	2,165
Forfeiture of restricted stock grants	(463)	(4)	4	—	—	—
Issuance of common stock	77	—	318	—	—	318
Issuance of common stock for cash on registered direct offering, net of expenses	5,927	59	28,960	—	—	29,019
Issuance of warrants in connection with registered direct offering, net of expenses	—	—	(12,561)	—	—	(12,561)
ESPP compensation expense	—	—	54	—	—	54
Stock option compensation expense	—	—	2,871	—	—	2,871
Exercise of stock options	1,016	10	6,127	—	—	6,137

Balance, September 30, 2009	61,658	$617	$242,400	$(242,248)	$3	$772

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(90,634)	$(59,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353	352
Deferred income taxes	(1,000)	(242)
Unrecognized tax benefit liability	1,299	2,608
Net realized (gains) losses	(182)	187
Change in valuation of warrant liability	24,056	—
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	2,165	3,760
Stock option and ESPP compensation expense	2,925	3,170
Changes in:
Accounts receivable, net	230	844
Inventories, net	952	552
Recoverable income taxes	5,526	4,477
Prepaid expenses and other current assets	1,266	(114)
Accounts payable	(237)	(1,081)
Income taxes payable	—	1
Other current liabilities	5,057	(1,181)
Deferred revenues	(124)	(561)

Net cash used in operating activities	(48,348)	(47,192)

Cash flows from investing activities:
Proceeds from sale of Delatestryl	—	644
Purchases of available-for-sale securities	(25)	(273)
Proceeds from sale of available-for-sale securities	4,170	11,775
Capital expenditures	(71)	(265)
Changes in other long-term assets	8	(28)

Net cash provided by investing activities	4,082	11,853

Cash flows from financing activities:
Proceeds from issuance of common stock	6,455	2,541
Proceeds from issuance of common stock for cash on registered direct offering, net of expenses	29,019	—
Changes in other long-term liabilities	(49)	(44)

Net cash provided by financing activities	35,425	2,497

Net decrease in cash and cash equivalents	(8,841)	(32,842)
Cash and cash equivalents at beginning of period	76,315	124,865

Cash and cash equivalents at end of period	$67,474	$92,023

Supplementary Information
Other information:
Income tax paid	$1,237	$44
Interest paid	$361	$22

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2—Summary of Significant Accounting Policies

In addition to the Company’s significant accounting policies as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the following reflects a summary of material accounting policies that the Company has adopted as of September 30, 2009.

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) sets GAAP that the Company follows to ensure the Company consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC” or “Codification”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement No. 123R, Share-Based Payment, are no longer being issued by the FASB. Previous authoritative GAAP was a proliferation of thousands of standards established by a variety of standard setters over the past fifty-plus years. These include Accounting Principles Board opinions, Accounting Research Bulletins, FASB statements, FASB staff positions, FASB interpretations, Emerging Issues Task Force (“EITF”) abstracts, and American Institute of Certified Public Accountants (“AICPA”) interpretations, statements of position, practice bulletins, and audit and accounting guides. The

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

FASB does not believe the Codification changes GAAP. Instead, it took the thousands of individual pronouncements that comprised U.S. GAAP (whether issued by the FASB, AICPA, etc.) and reorganized them into ninety accounting Topics. The Codification displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally paragraph. The paragraph level is the only level that contains substantive content. All higher levels in the topical structure exist merely to organize the paragraph-level content. The format for the Codification is XXX-YY-ZZ-PP where XXX is the Topic, YY is the Subtopic, ZZ is the Section, and PP is the Paragraph.

Derivative Instruments (Warrant Liability)

On April 8, 2009, the Company issued 5,927,343 shares of its common stock to existing and new institutional investors as part of a registered direct offering. The investors also received warrants to purchase up to 5,038,237 shares of the Company’s common stock which have an exercise price of $10.46 per share. The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense, net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing a Monte Carlo simulation option pricing model that takes into account estimated probabilities of possible outcomes provided by the Company. See Note 10 to the Company’s consolidated financial statements for further discussion of the warrants.

Note 3—Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. FASB ASU 2009-05 provides amendments to FASB ASC 820, Fair Value Measurements and Disclosure’s, for the fair value measurement of liabilities. FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of FASB ASC 820. The amendments in the update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in the update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in FASB ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of FASB ASU 2009-05 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new accounting statement on Accounting Standards Codification. The new statement establishes FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP and is codified under FASB ASC 105, Generally Accepted Accounting Principles. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and did not impact the Company’s financial condition or results of operations.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In May 2009, the FASB issued a new accounting statement on Subsequent Events as codified under FASB ASC 855, Subsequent Events. The new statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new statement shall be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. Other applicable GAAP may address the accounting treatment of events or transactions that occur after the balance sheet date but before the financial statements are issued. If an event or transaction is within the scope of other applicable GAAP, then an entity shall follow the guidance in that applicable GAAP, rather than the guidance in the new statement. The new statement is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively. The adoption of the new statement did not have a material effect on the Company’s recognition or disclosures in its consolidated financial statements. The Company evaluates all subsequent events as of the issuance date of its financial statements. The Company has evaluated subsequent events as of November 9, 2009, the date of filing of the Company’s report on this Form 10-Q. The Company has not evaluated subsequent events after such date.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly as codified under FASB ASC 820, Fair Value Measurements and Disclosure’s. The guidance provides additional options for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance addresses the recommendations of specific issues in the Securities and Exchange Commission’s (“SEC’s”) study on mark-to-market accounting and provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on interim disclosures about the fair value of financial instruments as codified under FASB ASC 825, Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on the Recognition and Presentation of Other-Than-Temporary (“OTT”) Impairments as codified under FASB ASC 320, Investments-Debt and Equity Securities. The guidance amends the OTT impairment guidance in GAAP for debt securities to make the guidance more operational and improves the presentation and disclosure of OTT impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to OTT impairments of equity securities. The guidance expands and increases the frequency of existing disclosures about OTT impairments for debt and equity securities and requires a more detailed, risk oriented breakdown by

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

major security types and related information. In addition, the guidance requires that the annual disclosures in existing GAAP related to OTT impairments of equity securities be made for interim periods. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption for periods ending before March 15, 2009, is not permitted. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

Note 4—Fair Value of Financial Instruments and Investments

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

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents (1)	$67,474	$—	$—	$67,474
Short-term investments (available-for-sale)	—	3	—	3

Total cash and cash equivalents and short-term investments	67,474	3	—	67,477
Total long-term investments (restricted cash) (1)	1,280	—	—	1,280

Total assets measured at fair value on a recurring basis	$68,754	$3	$—	$68,757

Warrant liability	$—	$—	$36,617	$36,617

Total liabilities measured at fair value on a recurring basis	$—	$—	$36,617	$36,617

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The cost and estimated fair value of the Company’s available-for-sale investments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities (short-term)	$—	$3	$—	$3

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity securities	$—	$24	$—	$24
Columbia Strategic Cash Portfolio (short-term portion) (2)	2,258	—	—	2,258

Total short-term investments	2,258	24	—	2,282
Columbia Strategic Cash Portfolio (long-term portion) (2)	1,705	—	—	1,705

Total	$3,963	$24	$—	$3,987

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)

The Company’s investments at December 31, 2008 included an investment in the Columbia Strategic Cash Portfolio (the “Portfolio”). During the fourth quarter of 2007, Columbia Management (“Columbia”), a unit of Bank of America (“BOA”), closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting the Company’s potential to invest in and withdraw from the Portfolio. On September 29, 2009 the Company’s position in the fund was entirely liquidated. From inception, the Company has recorded net realized investment losses of approximately $1.2 million, or 6% of its original investment in the Portfolio, from OTT impairment write-down’s and redemptions.

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009:

Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2008	$—
Valuation of warrant liability on April 8, 2009	12,561
Total realized (gain) loss for three months ended June 30, 2009 (mark-to-market of warrant liability at June 30, 2009)	35,881

Valuation of warrant liability as of June 30, 2009	$48,442
Total realized (gain) loss for the three months ended September 30, 2009 (mark-to-market of warrant liability at September 30, 2009)	(11,825)

Balance, September 30, 2009	$36,617

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

The carrying amounts of Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

There were no securities in a continuous unrealized loss position for greater than twelve months at September 30, 2009.

Net unrealized losses included in accumulated other comprehensive income, net of taxes, at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Net unrealized gains (losses) arising during the period	$161	$(2,179)
Reclassification adjustment for net (gains) losses included in earnings	(182)	889

Net unrealized gains (losses) included in accumulated other comprehensive income	$(21)	$(1,290)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Proceeds	$2,629	$2,809	$4,170	$11,775
Gross realized investment gains	480	10	182	141
Gross realized investment losses	—	114	—	276

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other-Than-Temporary Impairments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairments for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. The Company did not realize any investment losses due to OTT declines in fair value for the three and nine months ended September 30, 2009 and for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company recorded realized investment losses due to OTT declines in fair value of approximately $0.1 million.

Note 5—Inventories

Inventories at September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009	December 31, 2008
	(In thousands)
Raw materials	$1,518	$2,340
Work-in-process	—	256
Finished goods	598	5,619

	2,116	8,215
Inventory reserves	(1,176)	(6,323)

Total	$940	$1,892

Inventories are stated at the lower of cost or market. Cost is determined by the actual cost method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was $1.2 million at September 30, 2009 and $6.3 million at December 31, 2008. In September 2009, the Company reduced its inventory and corresponding valuation reserve as a result of the destruction of raw material inventory that was no longer usable.

Note 6—Property and Equipment, Net

Property and equipment, net at September 30, 2009 and December 31, 2008 is summarized below:

	September 30, 2009	December 31, 2008
	(In thousands)
Office equipment	$8,251	$8,190
Office equipment—capital leases	313	313
Leasehold improvements	1,546	1,536

	10,110	10,039
Accumulated depreciation and amortization	(8,999)	(8,646)

Total	$1,111	$1,393

Depreciation and amortization expense was approximately $0.1 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $0.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Allowance for returns—In general, the Company provides credit for product returns that are returned six months prior to and up to twelve months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information, including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The Company continually analyzes the impact of generic competition on product returns by considering the product at wholesalers and retailers, together with demand forecasts. The allowance for product returns was $1.2 million at September 30, 2009 and $1.2 million at December 31, 2008. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Allowances for Medicaid, other government rebates and other rebates—The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities obligate it to provide those entities with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon its contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates was $0.4 million at September 30, 2009 and $0.6 million at December 31, 2008. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Commercial discounts—The Company sells Oxandrin® directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale.

Distribution fees—The Company records distribution fees associated with wholesaler distribution services from two of its largest customers.

Other revenues—Other revenues primarily represent royalty income, which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.

Note 8—Research and Development

The Company defers non-refundable advance payments for future research and development activities and amortizes them into expense based on services performed. All other research and development costs are charged to expense as incurred, including inventory purchases for the Company’s product candidate in development, KRYSTEXXA™ (pegloticase). The net deferred

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

balance, which is included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheets was zero at September 30, 2009 and $0.7 million at December 31, 2008.

Note 9—Earnings (Loss) per Share of Common Stock

The Company computes net earnings (loss) per common share, or basic earnings (loss) per share by dividing the Company’s reported net earnings (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution that could occur from the exercise of in-the-money stock options, unvested restricted stock and warrants.

The Company’s basic and diluted weighted-average number of common shares outstanding as of September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Basic	60,922	53,617	58,192	53,479
Incremental common stock equivalents	—	—	—	—

Diluted	60,922	53,617	58,192	53,479

At September 30, 2009 and 2008, all in-the-money stock options, unvested restricted stock and warrants were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

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

The warrants are exercisable at any time on or after the date of issuance and expire on the earlier of November 2, 2010 and the date that is nine months after the date on which the Company publicly announces that it has addressed all items required by the Food and Drug Administration (“FDA”) to be addressed before its Biologics License Application (“BLA”) can be approved. Pursuant to the terms of the warrants, the exercise price per share for the warrants is $10.46, which is equal to the dollar volume weighted-average price of the Company’s common stock for the five trading days immediately preceding August 17, 2009. The Company may, at it’s or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require the Company to purchase the warrant at the Black-Scholes value of the warrant on the date of such transaction.

The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense, net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

is determined at each reporting period by utilizing a Monte Carlo simulation option pricing model that takes into account estimated probabilities of possible outcomes provided by the Company. At the date of the transaction, the fair value of the warrant liability was $12.6 million.

At September 30, 2009, the fair value of the warrant liability determined utilizing a Monte Carlo simulation option pricing model was approximately $36.6 million. The increase in the fair value of the warrants from April 8, 2009 to September 30, 2009 mainly reflects the increase in the value of the Company’s common stock price subsequent to the April 8, 2009 issuance of the warrants.

During the three months ended September 30, 2009, the Company recorded income of approximately $11.8 million within Other Income (Expense), net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants. During the nine months ended September 30, 2009, the Company recorded a loss of approximately $24.1 million within Other Income (Expense), net on its consolidated statement of operations to reflect the increase in the valuation of the warrants.

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

In 2004, the Company adopted the 2004 Incentive Plan, which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee to award stock appreciation rights, restricted stock awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.7 million shares remain available for future grant at September 30, 2009.

Total compensation cost that has been charged against income related to the above plans was $1.7 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively. Total compensation cost that has been charged against income related to the above plans was $5.0 million and $6.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	740	780	2,216	2,416
Selling, general and administrative	941	1,367	2,820	4,136

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,681	$2,147	$5,036	$6,552

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Options

The Company grants stock options to employees and directors with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options have a term of ten years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for service on the Company’s Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted-average key assumptions used in determining the fair value of options granted for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average volatility	81%	58%	77%	60%
Weighted-average risk-free interest rate	3.0%	3.1%	2.5%	2.8%
Weighted-average expected life in years	6.3	6.1	6.6	6.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$10.49	$13.22	$5.76	$12.59

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

During the nine months ended September 30, 2009, the Company issued 1.0 million shares of common stock upon the exercise of outstanding stock options and received proceeds of $6.1 million. For the three months ended September 30, 2009 and 2008, approximately $1.0 million of stock option compensation was charged against income in each respective period. For the nine months ended September 30, 2009 and 2008, approximately $2.9 million and $2.8 million, respectively, of stock option compensation cost was charged against income. As of September 30, 2009, there was $2.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock option activity during the nine months ended September 30, 2009, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2008	3,563	$8.29	7.27	$3,242
Granted	929	7.62
Exercised	(1,015)	6.04
Cancelled	(722)	12.37

Outstanding at September 30, 2009	2,755	$7.82	7.87	$21,173

Exercisable at September 30, 2009	1,181	$8.99	6.32	$7,841

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the nine months ended September 30, 2009 and 2008 was approximately $6.2 million and $6.3 million, respectively. The closing price per share of the Company’s common stock was $15.20 on September 30, 2009 and $14.91 on September 30, 2008, the last trading days of the respective quarters.

Stock Options that Contain Performance and Market-Based Conditions

During the second quarter of 2009, the Company awarded a stock option grant that contains both performance and market conditions to certain members of the Company’s executive management team. The vesting of the award is contingent on the occurrence of certain performance objectives or a market-based objective. The Company calculates the fair value of an equity award with market-based vesting terms with a valuation model such as a lattice model or Monte Carlo simulation model. The Company utilized a Monte Carlo simulation model to measure the fair value of the options, which considers the estimated probabilities of possible outcomes provided by the Company. The final measure of compensation cost will be based on the amount estimated at the grant date for the condition or outcome that is actually satisfied. Based on the simulation, the grant date fair value of the award is $2.65 per share and compensation cost is being charged against income ratably over an eighty-eight day derived service period, which is the shortest of the explicit, implicit and derived service periods. Regardless of the nature and number of conditions that must be satisfied, the existence of a market condition requires recognition of compensation cost if the requisite service is rendered, even if the market condition is never satisfied.

The key assumptions used in determining the grant date fair value for this grant that contains both performance and market conditions are as follows:

September 30, 2009
Volatility at expected term	169.2%
Risk-free interest rate at expected term	0.47%
Expected term (years)	0.62
Derived service period (years)	0.25
Dividend yield	0.00%
Grant date fair value per share	$2.65

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Modifications of Stock Option Awards

During the third quarter of 2009, the Company modified the terms of certain stock option awards previously granted to nine employees of the Company who were terminated as part of a reduction in workforce. The modification accelerated in full the vesting of the former employees’ stock options. Additionally, the modification also provided the terminated employees with a three-month extension in the exercisability period of their stock options from three months following cessation of employment to six months following the cessation of employment. The Company accounted for this modification as a Type III improbable-to-probable modification and recorded a one-time charge to income of $0.5 million.

In January 2009, the Company modified the terms of certain stock option awards previously granted to the Company’s former President and Chief Executive Officer. The first modification extended the term of the exercisability of the vested portion of the options from three months following the cessation of employment to six months subsequent to the cessation of employment. For the three months ended September 30, 2009, the Company recorded a stock-based compensation charge of $1,963 as a result of this modification. For the nine months ended September 30, 2009, the Company recorded a stock-based compensation charge of $20,898 as a result of this modification. The second modification revised the terms of certain unvested stock option awards previously granted to the Company’s former President and Chief Executive Officer allowing him to vest in awards through July 17, 2009 that otherwise would have been cancelled on his termination date of January 17, 2009. The Company accounted for this modification as a Type III improbable-to-probable modification. A Type III modification can result in recognition of compensation cost that is less than the estimated fair value of the award as of the original grant date. For the three months ended September 30, 2009, the Company recorded stock-based compensation expense of $6,219 as a result of this modification. For the nine months ended September 30, 2009, the Company recorded share-based compensation income of $83,691 as a result of this modification. The Company did not have any share-based compensation expense related to modifications for the three and nine months ended September 30, 2008.

Restricted Stock

The Company grants restricted stock awards to its employees and to its directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

restricted stock awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the nine months ended September 30, 2009, the Company issued 135,000 shares of restricted stock amounting to $0.8 million in total aggregate fair market value. For the three months ended September 30, 2009 and 2008, approximately $0.7 million and $0.9 million, respectively, of deferred restricted stock compensation cost was charged against income. For the nine months ended September 30, 2009 and 2008, approximately $2.2 million and $2.6 million, respectively, of deferred restricted stock compensation cost was charged against income. At September 30, 2009, approximately 489,000 shares remained unvested and there was approximately $2.9 million of unrecognized compensation cost related to restricted stock.

A summary of the status of the Company’s unvested restricted stock as of December 31, 2008, and changes during the nine months ended September 30, 2009, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2008	875	$11.24
Granted	135	5.90
Vested	(327)	11.40
Forfeited	(194)	11.94

Unvested at September 30, 2009	489	$9.38

The weighted-average grant date fair value for restricted stock awards granted during the nine months ended September 30, 2009 and 2008 was $5.90 and $20.86, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2009 and 2008, was $2.5 million and $2.8 million, respectively.

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

The Company did not record any expense related to restricted stock awards that contain performance conditions for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, approximately $0.3 million and $1.2 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance conditions. The compensation cost for the nine months ended September 30, 2008 includes approximately $0.7 million related to a market-based performance award that was subsequently reversed in December 2008 due to the derived service period not being met. At September 30, 2009, approximately 81,000 potential shares of restricted stock with performance conditions remained unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

approximately $1.3 million of additional compensation expense if the performance targets are met or expected to be attained. A summary of the status of the Company’s unvested restricted stock awards that contain performance conditions as of December 31, 2008, and changes during the nine months ended September 30, 2009, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2008	351	$15.68
Granted	—	—
Vested	—	—
Forfeited	(270)	15.60

Unvested at September 30, 2009	81	$15.94

The Company did not grant any restricted stock awards that contain performance conditions during the nine months ended September 30, 2009. The weighted-average grant date fair value for restricted stock awards that contain performance conditions granted during the nine months ended September 30, 2008 was $20.59. No vesting of restricted stock awards that contain performance conditions occurred during the nine months ended September 30, 2009. The total fair value of restricted stock awards that contain performance conditions that vested during the nine months ended September 30, 2008 was $1.7 million.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under FASB ASC 718, Stock Compensation, since, along with other factors, it includes a purchase discount of greater than 5%. For the nine months ended September 30, 2009 and 2008, approximately $0.1 million and $0.4 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 12—Other Current Liabilities

The components of Other Current Liabilities at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Severance	$4,592	$1,877
Salaries and related expenses	2,051	2,324
Clinical research organization expenses	2,597	2,121
Manufacturing and technology transfer services	7,899	3,339
Allowance for product returns	1,161	1,163
Litigation, legal and professional fees	1,124	1,456
Unrecognized tax benefit—BTG tax assessment	—	1,565
Other	4,283	4,805

Total	$23,707	$18,650

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13—Other Liabilities

The components of Other Liabilities at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Unrecognized tax benefit (1)	$10,944	$9,645
Capital leases (2)	115	164

Total	$11,059	$9,809

(1)	See Note 14 to the Company’s Consolidated Financial Statements for further discussion of unrecognized tax benefits.

(2)

The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from 36 to 60 months and were entered into between 2002 and 2007.

Note 14—Income Taxes

The Company did not have an income tax provision or benefit from operations for the nine months ended September 30, 2009 due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid. The Company has recorded at September 30, 2009, a deferred tax asset of $37.6 million, reflecting the federal tax benefit of $107.3 million in federal tax loss carryforwards primarily from 2008 and 2009 and is fully offset by a valuation allowance. Realization is dependent on generating sufficient taxable income in the future.

The total amount of federal, state, local and foreign unrecognized tax benefits was $10.9 million at September 30, 2009 and $11.2 million at December 31, 2008, including accrued penalties and interest. The increase in the Company’s liability for unrecognized tax benefits from the implementation of FASB ASC 740-10, Income Taxes (formerly FIN 48), to September 30, 2009 is primarily the result of $5.2 million in research and development credits, $1.4 million in interest and penalties as discussed below offset by a $0.1 million net reduction in state income tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Other Expense, net in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. Since adopting FASB ASC 740-10, Income Taxes, the Company has recorded a liability of approximately $0.9 million and $0.5 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued liability for interest and penalties for unrecognized tax benefits increased by $0.1 million during the nine months ended September 30, 2009. A reduction of $0.3 million in the accrued interest and penalty liability resulted from a payment associated with the 2003-2005 Israel tax audit assessment relating to the Company’s former subsidiary Bio-Technology General Israel Ltd. (“BTG”). Offsetting the reduction was a net increase in the accrued interest and penalty liability for all other unrecognized tax benefits of approximately $0.4 million during the nine-month period ended September 30, 2009.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2003 and for the 2005 tax year. Currently, the Internal Revenue Service is in the process of examining the 2006 through 2008 tax years.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at September 30, 2009 and December 31, 2008, the Company’s valuation allowance against its deferred income tax assets was $121.7 million and $86.8 million, respectively. As of September 30, 2009 and December 31, 2008, $5.2 million and $4.2 million, respectively, of the net deferred tax assets remaining, were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

Note 15—Commitments and Contingencies

Commitments

The Company’s administrative offices are located in East Brunswick, New Jersey, where it has leased approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.7 million and expires in March 2013. The lease provides the Company with two renewal options to extend the lease by five years each. In connection with this lease arrangement, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008.

In September 2009, the Company committed to a plan of termination pursuant to which it reduced its workforce by 25 employees. In connection with the plan of termination, the Company incurred charges of approximately $1.2 million in severance-related expenses during the quarter ending September 30, 2009. The severance-related expenses will result in future cash expenditures of $0.7 million during the quarter ending December 31, 2009 and $0.5 million in the first six months of 2010. Additionally, pursuant to the plan of termination, the Company modified the terms of stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following the cessation of employment, coupled with

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

accelerating the vesting to immediately vest any unvested stock options. In connection with these modifications, the Company expects to incur a non-cash charge of $1.1 million during the quarter ending December 31, 2009 as the plan terms dictated October 2009 modification dates.

At September 30, 2009, the Company had employment agreements with three senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.5 million plus other normal customary fringe benefits and bonuses. These employment agreements generally have initial terms of two or three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

On January 17, 2009, the Company entered into a General Release and Separation agreement (“the Agreement”) with its former President and Chief Executive Officer. Pursuant to the Agreement, the Company is committed to approximately $1.9 million in severance costs which will be paid out over the course of 2009 and 2010 comprised of (i) two year’s base salary to be paid over two years totaling approximately $1.0 million, (ii) cash bonus at 60% of two times base salary to be paid over two years in the amount of approximately $0.6 million, (iii) continuation of welfare benefits of healthcare, dental, life and accidental death and dismemberment, and disability insurance coverage for a period of twenty-four months totaling approximately $0.2 million and (iv) unused vacation days and outplacement assistance in the amount of $0.1 million. Additionally, the Company has also committed approximately $2.6 million for severance costs related to the resignations of the Company’s former Senior Vice President of Quality and Regulatory Affairs and its former Senior Vice President, Chief Medical Officer and the termination of the Company’s former Senior Vice President, Chief Financial Officer and Treasurer. These severance payments will be paid out over the course of 2009 and 2010 and are comprised of eighteen months of each former executive’s base salary and bonus, unused vacation days, outplacement services and the continuation of healthcare, dental, life and other welfare- related insurance benefits.

Contingencies

As a result of the FDA’s July 31, 2009 complete response letter (“CRL”) to the Company in which it stated it could not at the time approve the KRYSTEXXA BLA, the Company is currently renegotiating its milestone payment schedule and total obligation associated with its ongoing effective services agreement with Diosynth RTP (“Diosynth”). Diosynth, whose manufacturing facility is located in the United States, is preparing to serve as the secondary source supplier of pegloticase active pharmaceutical ingredient (“API”) of KRYSTEXXA. As of December 31, 2008, the Company was obligated to make approximately $10.6 million of milestone payments under the Diosynth services agreement for activities to be completed during 2009, which represented the Company’s total remaining payment obligation under the agreement. During the nine months ended September 30, 2009, the Company incurred costs of $3.8 million for services rendered under the agreement. As a result of the continuing negotiations surrounding the services agreement, the Company has recorded an additional charge of $4.5 million in the third quarter of 2009 for the probable outcome of the negotiations. This additional charge is in addition to the Company’s obligations under the existing services agreement. Of the additional charge, $2.5 million is attributable to an idle and down-time fee imposed under the agreement because the Company has delayed the originally scheduled conformance batch production campaign and $2.0 million is for a non-refundable reservation fee to reserve manufacturing space in Diosynth’s facility for API conformance batch production work to be completed in 2010. The Company expects to disburse remaining payments of approximately $6.0 million and $6.6 million in 2009 and 2010, respectively, to satisfy its total existing and expected obligations under its arrangements with Diosynth.

As a result of chemistry, manufacturing and controls (“CMC”) issues cited in the FDA’s CRL to the Company responding to the KRYSTEXXA BLA and the Company’s decision to revert to

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and validate the manufacturing process used to produce pegloticase API for the Phase 3 clinical trials, certain open issues relating to the cost of services previously and currently being performed by BTG with respect to API manufacturing have arisen between BTG and the Company. The Company and BTG are currently in active discussions regarding potential resolutions to these open cost issues and it is uncertain at this time whether a loss or gain will result from these discussions and negotiations.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plaintiff was appointed in March 2009 resulting in the re- captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al. An amended complaint was filed on this matter in April 2009 and the Company filed a motion to dismiss in June 2009. The lead plaintiff subsequently filed an opposition of the motion to dismiss and the Company plans to reply during the fourth quarter of 2009. The motion to dismiss is fully briefed and awaiting decision. The Company intends to vigorously defend against this action.

In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges was breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2008, the Court granted the Company’s motion to limit discovery to liability issues for 150 days in contemplation of the Company’s motion for summary judgment at the end of that period. Over the Company’s objections in 2008, the Court granted a request by Berger to extend the discovery period by four months and, accordingly, discovery as to liability ended in December 2008. In March 2009, each party filed a separate Motion for Summary Judgment with the Court, after which each party filed responsive pleadings. Oral arguments on the cross-motions were held in April 2009. On August 17, 2009, the Court issued an Order granting the Company’s motion for summary judgment and denying Dr. Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. On September 11, 2009, counsel for Dr. Berger filed a Notice of Appeal of the decision of the trial court granting the Company’s motion for summary judgment and dismissing the complaint and amended complaint. The Company filed a Notice of Cross-Appeal on September 24, 2009, solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. The Company intends to vigorously defend this action and to contest the appeal by Dr. Berger of the granted summary judgment and dismissal.

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

The Company is in the process of contesting a matter in which one of the Company’s customers has requested a $1.3 million reimbursement for Oxandrin returned goods that were not in compliance with the Company’s returned goods policy.

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

expenditure of the Company’s financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers’ insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2009, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 16—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA.

Note 17—Investment Income (Expense), Net

The Company’s Investment income (expense), net for the three and nine months ended September 30, 2009 and 2008, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income from cash, cash equivalents and investments	$22	$444	$91	$1,891
Realized gains on sales of short-term investments	480	10	182	141
Realized losses on sales of short-term investments	—	(114)	—	(276)
Realized losses from impairment write-downs of short-term investments	—	—	—	(52)

Total investment income, net	$502	$340	$273	$1,704

Note 18—Other Income (Expense), Net

The Company’s Other Income (Expense), net for the three and nine months ended September 30, 2009 and 2008, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized gain (loss) on change in valuation of warrant liability	$11,825	$—	$(24,056)	$—
Other non-operating expenses	(13)	(148)	(300)	(460)

Total expense, net	$11,812	$(148)	$(24,356)	$(460)

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19—Subsequent Events

In October 2009, the Company completed an underwritten public offering of 4,945,000 shares of its common stock for net proceeds of $60.9 million, pursuant to a shelf registration statement on Form S-3 that the Company filed with the Securities and Exchange Commission on September 24, 2007 and that became effective on October 10, 2007.

In September 2009, the Company committed to a plan of termination pursuant to which it reduced its workforce by 25 employees. In connection with the plan of termination, the Company incurred charges of approximately $1.2 million in severance-related expenses during the quarter ending September 30, 2009. The severance-related expenses will result in future cash expenditures of $0.7 million during the quarter ending December 31, 2009 and $0.5 million in the first six months of 2010. Additionally, pursuant to the plan of termination, the Company modified the terms of stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following the cessation of employment, coupled with accelerating the vesting to immediately vest any unvested stock options. In connection with these modifications, the Company expects to incur a non-cash charge of $1.1 million during the quarter ending December 31, 2009 as the plan terms dictated October 2009 modification dates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, any statements regarding our efforts to reduce our burn rate and conserve cash, potential FDA marketing approval for KRYSTEXXA™ (pegloticase), a meeting with the FDA to discuss the complete response letter, the reversion to and revalidation of the Phase 3 manufacturing process, the terms of a REMS program or other post-marketing commitments, the timing of a resubmission to the FDA in response to the complete response letter and the efficacy and safety of KRYSTEXXA are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

We are currently developing one product: KRYSTEXXA™ (pegloticase) for the treatment of chronic gout in patients refractory to conventional therapy. Chronic gout is gout refractory to conventional therapy occurring in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia. In our replicate randomized, double-blind, placebo- controlled, parallel-group Phase 3 clinical trials, KRYSTEXXA, a biologic PEGylated uricase enzyme, achieved statistical significance for the primary endpoint by demonstrating the normalization of uric acid. Secondary endpoints were also achieved including complete resolution of tophi, improvement in chronic pain, improvement of physical functioning and decreased frequency of gout flares in patients with chronic gout refractory to conventional therapy.

In October 2007, we completed the treatment portion of our two replicate Phase 3 clinical trials of KRYSTEXXA and we are currently conducting an open label extension, or OLE, study in patients who completed the Phase 3 clinical trials and elected to participate in the OLE study. In October 2008, we submitted a Biologic License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for KRYSTEXXA, and in December 2008, the FDA notified us that the BLA was accepted for priority review with a Prescription Drug User Fee Act action, or PDUFA, date of April 30, 2009. The FDA notified us of the acceptance of the trade name KRYSTEXXA as the proprietary name for pegloticase in January 2009. During the BLA review process, we submitted amendments in January 2009 to the KRYSTEXXA BLA to further clarify the BLA and to respond to FDA review-related questions. The FDA determined that the additional information contained in the submission constituted a major amendment to the BLA and elected under applicable procedures to extend its review period by three months, establishing a revised target PDUFA date of August 1, 2009 for their action on our BLA submission.

In July 2009, we completed the patient dosing phase of the OLE study and the observation period for patients enrolled in this study is currently ongoing.

On July 31, 2009, the FDA issued a complete response letter, or CRL, notifying us that it would not approve the BLA as a treatment for chronic gout in patients refractory to conventional therapy unless and until a resubmission was provided to the FDA which addressed:

•	deficiencies with the chemistry, manufacturing and controls, or CMC, section of the BLA,

•

remediation of observations arising from the FDA pre-approval inspection of the manufacturing facility of our primary third-party active pharmaceutical ingredient, or API, manufacturer, Bio-Technology General Ltd Israel, or BTG,

•	a Risk Evaluation and Mitigation Strategy, or REMS, (consisting of a Medication Guide and a Communication Plan), and

•	follow-up safety update of clinical and pre-clinical studies to the FDA.

The CRL also included the latest FDA comments on our draft label language. Our requested Type A meeting with the FDA occurred on September 14, 2009 to discuss the CRL and next steps. This meeting with the FDA provided clarification and alignment on a resubmission plan for us to fully address all deficiencies and issues identified in the CRL. As part of this meeting, we were informed that the review cycle for resubmission of our BLA for KRYSTEXXA would include the review of all data to fully address all issues identified in the CRL, including the final product labeling and the REMS materials. Since the resubmission will include REMS materials, this is subject to a Class 2 review cycle, meaning simultaneous approval of all components of our filing within six months of the date of our resubmission.

Our strategic plan is to advance the development and regulatory review of KRYSTEXXA and continue to seek FDA approval of the BLA filing for this product. To fully optimize shareholder value through the full exploitation of the commercial prospects of KRYSTEXXA in the U.S., Europe and internationally, we continue to believe that a worldwide partnership for the commercialization of KRYSTEXXA or broader strategic transaction is needed. If we are unsuccessful in consummating a worldwide partnership or broader strategic transaction, we intend to independently pursue the commercialization of KRYSTEXXA in the United States.

Currently, we sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We distribute the branded version of oxandrolone in the U.S. under the name Oxandrin® directly through wholesalers, and our authorized generic version of oxandrolone through an agreement with Watson Pharma, Inc., or Watson. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin and currently have five competitors in the oxandrolone market. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals, Roxane Laboratories and Kali Laboratories.

The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will slightly decline or remain flat in future periods.

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA.

Results of Operations

Our revenues were derived from Oxandrin and oxandrolone for the nine months ended September 30, 2009 and 2008. Our product revenues and expenses have in the past displayed, and may continue to display, significant variations. These variations may result from a variety of factors, including:

•	the timing and amount of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply of our products,

•	changes in wholesaler buying patterns,

•	returns of expired product,

•	changes in government or private payor reimbursement policies for our products,

•	increased competition from new or existing products,

•	the timing of the introduction of new products,

•	the timing and amount of expenses relating to our manufacturing activities, and

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights.

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

The following table summarizes net sales of our commercialized products and their percent of net product sales and revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Oxandrin	$(437)	-133.2%	$(189)	-37.9%	$(563)	-26.9%	$(401)	-20.5%
Oxandrolone	765	233.2%	688	137.9%	2,655	126.9%	2,359	120.5%

	$328	100.0%	$499	100.0%	$2,092	100.0%	$1,958	100.0%

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

Revenues

Total revenues decreased $0.2 million, or 39%, to $0.3 million for the three months ended September 30, 2009, from $0.5 million for the three months ended September 30, 2008. Gross sales of Oxandrin decreased by $0.6 million, or 61%, to $0.4 million for the three months ended September 30, 2009, from $1.0 million for the three months ended September 30, 2008. The decrease was due to lower overall demand for the product as a result of increased generic competition. Net sales of Oxandrin decreased by $0.2 million for the three months ended September 30, 2009 due to lower gross sales partially offset by higher prior year historical experience adjustments relating to reserves for government and customer rebates. Additionally, we increased our Oxandrin product return reserve in both the current and prior year to reflect higher actual return experience. We expect that sales of Oxandrin will continue to decline slightly or remain flat in future periods. The rate of decline will depend on various factors, including the pricing of competing generic products, the number of competing products and overall demand in the marketplace. The decrease in Oxandrin sales for the three months ended September 30, 2009 as compared to the three month ended September 30, 2008 was slightly offset by a $0.1 million increase in net sales of our authorized generic, oxandrolone, due to increased market share being achieved by Watson, our authorized generic distributor.

Cost of goods sold

Cost of goods sold increased $0.1 million, or 23%, to $0.4 million for the three months ended September 30, 2009, from $0.3 million for the three months ended September 30, 2008. The increase was primarily due to higher gross sales of our authorized generic, oxandrolone.

Research and development expenses

Research and development expenses increased by $6.8 million, or 62%, to $17.7 million for the three months ended September 30, 2009, from $10.9 million for the three months ended September 30, 2008. The increase was primarily due to $4.5 million in contingency charges recorded in the third quarter of 2009 relating to amending the fee schedule and total obligation under our services agreement with Diosynth RTP, or Diosynth, our planned secondary source supplier for pegloticase API, in the United States. The additional charges of $4.5 million are incremental to the original agreement and are partially due to a $2.5 million idle and down time fee as a result of us delaying the originally scheduled conformance batch production campaign for pegloticase API, as a result of the FDA stating in its CRL to us in July 2009, that it could not at that time approve our BLA for KRYSTEXXA. We also recorded a $2.0 million charge relating to a non-refundable reservation fee to reserve manufacturing space in Diosynth’s facility for API conformance batch production work, to be completed in 2010.

Additionally, we incurred $1.0 million in higher costs resulting from increased outside laboratory testing services supporting our OLE study for KRYSTEXXA and $0.9 million of increased expenses relating to the timing of manufacture of pegloticase API batches at Bio-Technology General Israel Ltd, or BTG, our primary source supplier of pegloticase API.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.9 million, or 13%, to $8.5 million for the three months ended September 30, 2009, from $7.6 million for the three months ended September 30, 2008. The increase was primarily due to $0.7 million of severance expense related to our plan of termination that reduced our workforce by 25 employees in September 2009.

Investment income, net

Investment income increased $0.2 million, or 48%, to $0.5 million for the three months ended September 30, 2009, from $0.3 million for the three months ended September 30, 2008. The increase was primarily attributable to realized gains on the sale of short-term investments driven by the full liquidation of our position in the Columbia Strategic Cash Portfolio, or Portfolio, in the third quarter of 2009.

Other income (expense), net

Other income (expense), net increased $11.9 million as a result of the mark-to-market valuation adjustment to our warrant liability during the three months ended September 30, 2009. During the three months ended September 30, 2009, we recorded a gain of $11.8 million as the fair market value of the warrants declined primarily as a result of the FDA’s July 31, 2009 CRL regarding our BLA for KRYSTEXXA.

Income tax benefit

Our income tax benefit decreased $0.8 million to $0.1 million for the three months ended September 30, 2009, from $0.9 million for the three months ended September 30, 2008 as we no longer have the ability to carry back losses to previous years to recover taxes paid and it is uncertain that we will be able to utilize these net operating losses against future income. The 2008 income tax benefit reflects the tax effects of the carryback of our 2008 net operating losses to the 2006 tax year to recover 2006 income taxes paid.

Results of Operations for the Nine Months ended September 30, 2009 and September 30, 2008

Revenues

Total revenues were $2.1 million for the nine months ended September 30, 2009, consistent with $2.1 million for the nine months ended September 30, 2008. Gross sales of Oxandrin decreased by $1.4 million, or 42%, for the nine months ended September 30, 2009, from $3.3 million for the nine months ended September 30, 2008. The decrease is due to lower overall demand for the product as a result of increased generic competition. Net sales of Oxandrin declined by $0.2 million for the nine months ended September 30, 2009 versus the prior year due to lower gross sales partially offset by higher prior year historical experience adjustments relating to reserves for government and customer rebates. Additionally, we increased our Oxandrin product return reserve in both the current and prior year to reflect higher actual return experience. The decrease in Oxandrin sales for the nine months ended September 30, 2009 versus the prior year was slightly offset by a $0.3 million increase in net sales of our authorized generic, oxandrolone, due to increased market share being achieved by Watson.

Cost of goods sold

Cost of goods sold increased $0.3 million, or 45%, to $1.2 million for the nine months ended September 30, 2009, from $0.9 million for the nine months ended September 30, 2008. The increase resulted primarily from higher gross sales of oxandrolone.

Research and development expenses

Research and development expenses increased by $4.3 million, or 11%, to $42.1 million for the nine months ended September 30, 2009, from $37.8 million for the nine months ended September 30, 2008. The increase was primarily due to higher expenses of $3.5 million associated with the production of pegloticase commercial API batches at BTG, severance expense of $2.5 million recorded during the current year related to the terminations and resignations of certain members of senior management and our plan of termination that reduced our workforce by 25 employees in September 2009, and contingency charges of $4.5 million recorded in the third quarter of 2009 for idle and down time related to amending the fee schedule and total obligation under our services agreement for the manufacture of conformance batches at Diosynth. The increases in expense were partially offset by approximately $3.2 million of lower technology transfer costs at Diosynth during the nine months ended September 30, 2009 versus the prior year as the majority of the work was performed in the prior year and has now been substantially completed. Additionally, we incurred lower expenses for reservation fees as the prior year period reflects a $2.2 million payment to BTG to reserve manufacturing space in their facility.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.9 million, or 7%, to $25.4 million for the nine months ended September 30, 2009, from $27.3 million for the nine months ended September 30, 2008. The decrease was primarily due to $3.2 million in lower legal fees as the prior year results reflect expenses for Oxandrin-related patent infringement litigation and $2.1 million of lower compensation and benefits, including share-based compensation, due primarily to decreased headcount. Partially offsetting the lower costs are higher severance expenses of $1.2 million recorded during the current year as a result of the termination of former members of our senior management team and our plan of termination that reduced our workforce by 25 employees in September 2009. Additionally, our marketing expenses were higher compared to the prior year by $1.1 million as a result of pre-launch market research expenses coupled with increased recruiting costs of $1.0 million, both due to our previously anticipated commercial launch of KRYSTEXXA.

Investment income (expense), net

Investment income decreased $1.4 million, or 84%, to $0.3 million for the nine months ended September 30, 2009, from $1.7 million for the nine months ended September 30, 2008. The decrease was primarily attributable to lower dividend and interest income from lower cash, cash equivalent and investment balances and as a result of lower yields earned on these investments.

Other expense, net

Other expense, net increased $23.9 million as a result of the mark-to-market valuation adjustment to our warrant liability in the current year. The increase in expense is primarily due to a $24.1 million loss recorded due to the appreciation in fair market value of our warrants as a result of a higher underlying common stock price since the date of issuance of the warrants.

Income tax benefit

Our income tax benefit decreased $3.6 to $0.1 million for the nine months ended September 30, 2009, from $3.7 million for the nine months ended September 30, 2008, as we no longer have the ability to carry back losses to previous years to recover taxes paid and it is uncertain that we will be able to utilize these net operating losses against future income. The 2008 income tax benefit reflects the tax effects of the carryback of our 2008 net operating losses to the 2006 tax year to recover 2006 income taxes paid.

Liquidity and Capital Resources

At September 30, 2009, we had $67.5 million in cash and short-term investments. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds in order to preserve principal. In October 2009, we completed an underwritten public offering of 4,945,000 shares of our common stock for net proceeds of $60.9 million. We intend to use the net proceeds to complete our ongoing development effort to seek FDA approval of KRYSTEXXA, to develop a program of regulatory filings and review of KRYSTEXXA in other countries, to engage a secondary source supplier and a secondary fill and finish manufacturer and for working capital and other general corporate purposes. After giving effect to the offering, we would have had approximately $128.4 million in cash and short-term investments as of September 30, 2009 on a pro forma basis.

Although our strategic plan is to advance the development and regulatory review of KRYSTEXXA and to seek FDA approval of the BLA filing for this product, we believe that a worldwide partnership or strategic transaction is needed to fully optimize shareholder value through the full exploitation of the commercial prospects of KRYSTEXXA in the U.S., Europe and internationally. If we are unsuccessful in consummating a worldwide partnership or strategic transaction, we intend to independently pursue the commercialization of KRYSTEXXA in the U.S. and will make significant expenditures related to the launch of the product, which we anticipate will occur in the second half of 2010. Based on our current strategic plan, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for at least the next twenty-four months. However, if we independently pursue the commercialization of KRYSTEXXA in the U.S., we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for at least the next eighteen months. In addition, in light of the FDA’s July 31, 2009 CRL to our KRYSTEXXA BLA, we are continuing to engage in an active effort to reassess our expenditures and align our cash outlays more closely with the FDA approval process to conserve cash.

In April 2009, we raised $31.0 million from a registered direct offering, which yielded $29.0 million in cash net of approximately $2.0 million of offering costs, which were charged to additional paid-in-capital. We issued 5,927,343 shares of our common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share. The warrants are exercisable at any time on or after the date of issuance and expire on the earlier of November 2, 2010, and the date that is nine months after the date on which we publicly announce that we have addressed all items required by the FDA to be addressed before our BLA can be approved. Pursuant to the terms of the warrants, the exercise price per share for the warrants is $10.46, which is equal to the dollar volume weighted- average price of our common stock for the five trading days immediately preceding August 17, 2009. We may, at our or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise. In the event that we enter into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require us to purchase the warrant at the Black-Scholes value at the time of such transaction.

In June 2009, we received a U.S. federal income tax refund of approximately $5.5 million which was reflected in Recoverable Income Taxes on our consolidated balance sheet as of December 31, 2008. The refund is the result of the carry back of our 2008 federal net operating losses against 2006 taxable income.

As a result of the deficiencies in our BLA filed for KRYSTEXXA cited by the FDA and our decision to revert to the Phase 3 manufacturing process, launch quantity finished product batches previously manufactured will not be available for commercial distribution. Therefore, except for portions of these batches being utilized for stability and other analytical testing, the remaining quantities of this finished product will be disposed of. We believe we may incur approximately $5.1 million of cash outlays in the future to replace these launch quantities of finished product. As the original costs for these finished product batches were expensed as incurred as research and development expenses within our consolidated statements of operations when the batches were originally manufactured, the decision to dispose of this inventory has had no impact on our financial position and results of operations for the three and nine months ended September 30, 2009.

Cash Flows

Cash used in operating activities of $48.3 million for the nine months ended September 30, 2009 reflects our net loss for the period of $90.6 million partially offset by $5.5 million in cash received from our U.S. federal income tax refund as a result of the carry back of our 2008 federal net operating losses against 2006 taxable income and a non-cash charge of $24.1 million as a result of the mark-to-market valuation of our warrant liability. We received $4.2 million from investment activities resulting primarily from the full liquidation of our investment in the Portfolio as of September 29, 2009. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations. We also received $35.4 million in cash from financing activities, $29.0 million resulting from net proceeds from our registered direct offering on April 8, 2009 and $6.5 million in proceeds from the issuance of common stock, primarily due to the exercise of stock options.

For the nine months ended September 30, 2008, we used net cash of $47.2 million in operating activities, mainly to fund the research and development of KRYSTEXXA. We received $11.9 million in cash from investing activities, resulting primarily from redemptions of our investment in the Portfolio. Cash received from financing activities of $2.5 million resulted from proceeds from the exercise of stock options.

Contractual Obligations

In additional to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, the following reflects a summary of material contractual obligations we have incurred as of November 6, 2009, the issuance date of our financial statements.

In September 2009, we committed to a plan of termination pursuant to which we reduced our workforce by 25 employees. In connection with the plan of termination, we incurred charges of approximately $1.2 million in severance-related expenses during the quarter ending September 30, 2009. The severance-related expenses will result in future cash expenditures of $0.7 million during the quarter ending December 31, 2009 and $0.5 million in the first six months of 2010. Additionally, pursuant to the plan of termination, we modified the terms of stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following the cessation of employment, coupled with accelerating the vesting to immediately vest any unvested stock options. In connection with these modifications, we expect to incur a non-cash charge of $1.1 million during the quarter ending December 31, 2009 as the plan terms dictated October 2009 modification dates.

As a result of the FDA’s July 31, 2009 CRL to us which it stated it could not at the time approve the KRYSTEXXA BLA, we are currently renegotiating the milestone payment schedule and total obligation associated with our ongoing effective services agreement with Diosynth. Diosynth, whose manufacturing facility is located in the U.S., is preparing to serve as the secondary source supplier of pegloticase API of KRYSTEXXA. As of December 31, 2008, we were obligated to make approximately $10.6 million of milestone payments under the Diosynth services agreement for activities to be completed during 2009, which represented our total remaining payment obligation under the agreement. During the nine months ended September 30, 2009, we incurred costs of $3.8 million for services rendered under the agreement. As a result of the continuing negotiations surrounding the services agreement, we have recorded an additional charge of $4.5 million in the third quarter of 2009 for the probable outcome of the negotiations. This additional charge is in addition to our obligations under the existing services agreement. Of the additional charge, $2.5 million is attributable to an idle and down time fee imposed under the agreement because we delayed the originally scheduled conformance batch production campaign and $2.0 million is for a non-refundable reservation fee to reserve manufacturing space in Diosynth’s facility for API conformance batch production work to be completed in 2010. We expect to disburse remaining payments of approximately $6.0 million and $6.6 million in 2009 and 2010, respectively, to satisfy our total existing and expected obligations under our arrangements with Diosynth.

In the quarter ended June 30, 2009, we accrued $2.6 million for severance expenses related to the resignations of our former Senior Vice President of Quality and Regulatory Affairs and Senior Vice President and Chief Medical Officer and the termination of our former Senior Vice President, Chief Financial Officer and Treasurer, which will be ratably paid out through 2011. The severance payments consist of eighteen months of base salary and bonus, unused vacation days, outplacement services and the continuation of health care, dental, life and accidental death and dismemberment and disability insurance coverage for a period of eighteen months.

There have been no other material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have a liability for unrecognized tax benefits of $10.9 million as of September 30, 2009. We are unable to reasonably estimate the amount or timing of payments for this liability, if any

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP, in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, we believe the following accounting policies are the most critical to our reported financial results:

Accounting Standards Codification. The Financial Accounting Standards Board, or FASB, sets GAAP that we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in this Management’s

Discussion and Analysis footnotes are to the FASB Accounting Standards Codification, commonly referred to as ASC or Codification. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement No. 123R, Share-Based Payment, are no longer being issued by the FASB. Previous authoritative GAAP was a proliferation of thousands of standards established by a variety of standard setters over the past fifty-plus years. These include Accounting Principles Board opinions, Accounting Research Bulletins, FASB statements, FASB staff positions, FASB interpretations, Emerging Issues Task Force, or EITF, abstracts, and American Institute of Certified Public Accountants, or AICPA, interpretations, statements of position, practice bulletins, and audit and accounting guides. The FASB does not believe the Codification changes GAAP. Instead, it took the thousands of individual pronouncements that comprised U.S. GAAP (whether issued by the FASB, AICPA, etc.) and reorganized them into ninety accounting Topics. The Codification displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally paragraph. The paragraph level is the only level that contains substantive content. All higher levels in the topical structure exist merely to organize the paragraph-level content. The format for the Codification is XXX-YY-ZZ-PP where XXX is the Topic, YY is the Subtopic, ZZ is the Section, and PP is the Paragraph

Product revenue recognition. Product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. Since December 2006, we began shipping oxandrolone to our distributor and have accounted for this on a consignment basis until the product is sold into the retail market. We have deferred the recognition of revenue related to these shipments until we confirm that the product has been sold into the retail market and all other revenue recognition criteria have been met. Our net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, and distribution fees.

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

reasonable level. Currently, the level of product in the distribution channel appears reasonable for four-year and three-year expiration product. The five-year expiration product currently has higher levels of inventory in the distribution channel as compared to historical trends.

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

The allowance for product returns was $1.2 million at September 30, 2009 and $1.2 million at December 31, 2008.

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balance was $0.4 million at September 30, 2009 and $0.6 million at December 31, 2008.

Inventory valuation. We state inventories at the lower of cost or market. Cost is determined by the actual cost method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves were $1.2 million at September 30, 2009 and $6.3 million at December 31, 2008. In September of 2009, we reduced our inventory and corresponding valuation reserve as a result of the destruction of oxandrolone API inventory that was no longer usable.

Share-based compensation. We grant stock options to employees and non-employee directors, or directors, with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options have a term of ten years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for service on our Board. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and the vesting period. We estimate the fair value of all stock option awards by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. For the three months ended September 30, 2009 and 2008, approximately $1.0 million of stock option compensation expense has been charged against income in each respective period. For the nine months ended September 30, 2009 and 2008, approximately $2.9 million and $2.8 million, respectively, of stock option compensation expense was charged against income. As of September 30, 2009, there was $2.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.

We grant restricted stock awards to our employees and to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to directors are granted on an annual basis and represent compensation for services performed on our Board. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded. For the nine months ended September 30, 2009, we issued 135,000 shares of restricted stock at a weighted-average grant date fair value of $5.90 per share amounting to $0.8 million in total aggregate fair market value. For the three months ended September 30, 2009 and 2008, approximately $0.7 million and $0.9 million, respectively, of deferred restricted stock compensation cost was charged against income. For the nine months ended September 30, 2009 and 2008, approximately $2.2 million and $2.6 million, respectively, of deferred restricted stock compensation cost was charged against income. At September 30, 2009, approximately 489,000 shares remained unvested and there was approximately $2.9 million of unrecognized compensation cost related to restricted stock.

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

We did not record any expense related to restricted stock awards that contain performance conditions for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, approximately $0.3 million and $1.2 million, respectively, of compensation cost was charged against income related to restricted stock awards that contain performance conditions. At September 30, 2009, approximately 81,000 potential shares of restricted stock with performance conditions remained unvested. Restricted stock awards with performance conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $1.3 million of additional compensation expense if the performance targets are met or expected to be attained.

We defer non-refundable advance payments for future research and development activities and amortize them into expense based on services performed. All other research and development costs are charged to expense as incurred, including KRYSTEXXA inventory purchases. The net deferred balance, which is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheets was zero at September 30, 2009 and $0.7 million at December 31, 2008.

Income taxes. We recognize deferred income taxes at each year end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. We routinely assess the reliability of our deferred tax assets. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance. However, despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets is highly dependent upon our actual results and the realization of taxable income in future periods. In 2007, we recorded a $4.5 million increase in the liability for unrecognized tax benefits, including $0.2 million of accrued interest and penalties, which is included in Other Liabilities on our consolidated balance sheets. This increase in liability resulted in a corresponding increase to Accumulated Deficit. The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $10.9 million as of September 30, 2009, including accrued penalties and interest. The net increase of $6.4 million in the liability for unrecognized tax benefits resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

Disclosures About Fair Values of Financial Instruments. We categorize our financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We disclose the fair value of financial instruments, for both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The carrying amounts of Notes Receivable, Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairments for OTT, declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. We did not realize any investment losses due to OTT declines in fair value for the three and nine months ended September 30, 2009 and for the three months ended September 30, 2008. For the nine months ended September 30, 2008, we recorded realized investment losses due to OTT declines in fair value of approximately $0.1 million.

Derivative Instruments (Warrant Liability). In April 2009, we issued 5,927,343 shares of our common stock to existing and new institutional investors as part of a registered direct offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share. Our warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Income (Expense), net on our consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing a Monte Carlo simulation option pricing model that takes into account estimated probabilities of possible outcomes provided by us.

Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. FASB ASU 2009-05 provides amendments to FASB ASC 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of FASB ASC 820. The amendments in the update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in the update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in FASB ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of FASB ASU 2009-05 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a new accounting statement on Accounting Standards Codification. The new statement establishes FASB Accounting Standards Codification as the single source of authoritative non-governmental U.S. GAAP and is codified under FASB ASC 105, Generally Accepted Accounting Principles. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and did not impact our financial condition or results of operations.

In May 2009, the FASB issued a new accounting statement on Subsequent Events as codified under FASB ASC 855, Subsequent Events. The new statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new statement shall be applied to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. Other applicable GAAP may address the accounting treatment of events or transactions that occur after the balance sheet date but before the financial statements are issued. If an event or transaction is within the scope of other applicable GAAP, then an entity shall follow the guidance in that applicable GAAP, rather than the guidance in the new statement. The new statement is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively. The adoption of the new statement did not have a material effect on the recognition or disclosures in our consolidated financial statements. We evaluate all subsequent events as of the issuance date of our financial statements. We have evaluated subsequent events as of November 9, 2009, the date of filing of our report on this Form 10-Q. We have not evaluated subsequent events after such date.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly as codified under FASB ASC 820, Fair Value Measurements and Disclosure’s. The guidance provides additional options for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance addresses the recommendations of specific issues in the Securities and Exchange Commission’s, or SEC’s, study on mark-to-market accounting and provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of the guidance did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on interim disclosures about the fair value of financial instruments as codified under FASB ASC 825, Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the guidance did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on the Recognition and Presentation of Other-Than-Temporary Impairments as codified under FASB ASC 320, Investments-Debt and Equity Securities. The guidance amends the OTT impairment guidance in GAAP for debt securities to make the guidance more operational and improves the presentation and disclosure of OTT impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to OTT impairments of equity securities. The guidance expands and increases the frequency of existing disclosures about OTT impairments for debt and equity securities and requires a more detailed, risk oriented breakdown by major security types and related information. In addition, the guidance requires that the annual disclosures in existing GAAP related to OTT impairments of equity securities be made for interim periods. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Early adoption for periods ending before March 15, 2009, is not permitted. The adoption of the guidance did not have a material effect on our consolidated financial statements.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2008, the Court granted our motion to limit discovery to liability issues for 150 days in contemplation of our bringing a motion for summary judgment at the end of that period. Over our objection in 2008, the Court granted a request by Berger to extend the discovery period by four months and, accordingly, discovery as to liability ended in December 2008. On or about March 13, 2009, each party filed a Motion for Summary Judgment and thereafter filed corresponding responsive pleadings. Oral arguments on the cross-motions were held in April 2009. On August 17, 2009, the Court issued an Order granting our motion for summary judgment and denying Dr. Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. On September 11, 2009, counsel for Dr. Berger filed a Notice of Appeal of the decision of the trial court granting our motion for summary judgment and dismissing the complaint and amended complaint. We filed a Notice of Cross-Appeal on September 24, 2009, solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. We intend to vigorously defend this action and to contest the appeal by Dr. Berger of the granted summary judgment and dismissal.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plaintiff was appointed in March 2009 resulting in the re-captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al. An amended complaint was filed in this matter in April 2009 and we filed a motion to dismiss in June 2009. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we plan to reply during the fourth quarter of 2009. The motion to dismiss is fully briefed and awaiting decision. We intend to vigorously defend against this action.

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

Risks Relating to Development of KRYSTEXXA and Our Ability to Accomplish Our Future Business Objectives

Our business depends on our success in gaining FDA approval of KRYSTEXXA, which requires that we and our third-party manufacturer, BTG, address several issues raised by the FDA. If these issues are not satisfactorily addressed, we will not gain FDA approval of KRYSTEXXA and our business will be materially harmed.

On July 31, 2009, we received the CRL from the FDA stating that the FDA cannot at this time approve our BLA for KRYSTEXXA as a treatment for chronic gout in patients refractory to conventional therapy. The CRL:

•	cited deficiencies with the chemistry, manufacturing and controls section of the BLA,

•	required a tightening of a number of analytical methods used to assess manufacturing and narrowing of analytical specifications associated with commercial production of pegloticase,

•	required that our third-party manufacturer, BTG, remediate observations arising from the FDA pre-approval inspection of BTG’s manufacturing facility,

•	specified the requirements of a REMS program, and

•	required that we provide a follow-up pre-clinical and clinical safety update to the FDA.

One of the issues raised by the FDA in the CRL addressed a change in PEGylation concentration that we made in the proposed process for manufacturing pegloticase API for commercial use of KRYSTEXXA final drug product. The FDA concluded that the comparability data that we submitted for the material manufactured using the proposed commercial manufacturing process was not adequate to demonstrate that it was representative of the material used to establish the safety and efficacy of KRYSTEXXA in the Phase 3 clinical trials. The FDA stated that we had the option of either reverting to and validating the manufacturing process used to produce pegloticase for the Phase 3 clinical trials or conducting additional comparability clinical trials to support the use of KRYSTEXXA manufactured using the proposed commercial manufacturing process. We are currently in the process of reverting to and validating the manufacturing process used to produce pegloticase for the Phase 3 clinical trials. We may not be able to successfully validate the manufacturing process used to produce pegloticase for the Phase 3 clinical trials. It is possible that the FDA will require us to redo the validation process used to produce pegloticase for the Phase 3 clinical trials after BTG has remedied some or all of the issues identified by the FDA in its pre-approval inspection of BTG’s manufacturing facility.

The FDA may also require a reinspection of the BTG facility if and when BTG remediates the observations arising from the FDA pre-approval inspection of BTG’s manufacturing facility.

Addressing each of the issues identified by the FDA in the CRL will require additional expenditures of funds and time to complete. We and BTG may not be able to adequately address the FDA’s concerns such that KRYSTEXXA is ultimately approved without further delays, if at all. If KRYSTEXXA is not approved or if approval of KRYSTEXXA is substantially delayed, our business will be materially harmed.

We may not be able to execute upon our commercial strategy for KRYSTEXXA, or the commercialization of KRYSTEXXA may be significantly delayed, if the FDA requires us to conduct additional clinical trials. In addition, we may elect to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our United States filings with the FDA, which could restrict our marketing approval of KRYSTEXXA. Any of these results would materially harm our business.

Before obtaining regulatory approval for the sale of KRYSTEXXA, we must provide the FDA and similar foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete, and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. The FDA has told us that it does not expect to require additional clinical trials in connection with our application for regulatory approval for the sale of KRYSTEXXA. However, the FDA may continue its evaluation of the safety data from our clinical trials before granting regulatory approval for the sale of KRYSTEXXA, and may nevertheless conclude that additional clinical trials are necessary to demonstrate its safety and efficacy. If the FDA were to determine that additional clinical trials of KRYSTEXXA are necessary, this would significantly delay the timeline for the FDA’s determination of whether to approve our BLA for KRYSTEXXA.

We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the European Medicines Agency, or EMEA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA if it is obtained. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA, could cause regulators to impose restrictive conditions on marketing approvals and could even cause our marketing approval to be revoked.

Any of these results would materially harm our business and impair our ability to generate revenues and achieve or maintain profitability.

Even if the FDA grants marketing approval for KRYSTEXXA, the FDA may only approve the labeling for indications that are not as broad as we intend. In addition, if the FDA approves our BLA, the final label may prescribe safety limits or warnings, and we will be required to implement a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

The FDA included its latest comments on the draft of the label language for KRYSTEXXA in its July 31, 2009 CRL for our KRYSTEXXA BLA. This language is subject to change until the final approval of the BLA from the FDA is received. In the event that the FDA provides marketing approval for KRYSTEXXA, the final label language may not be for an indication as broad as that set forth in the draft label language. Additionally, the approved label may prescribe safety limits or warnings that reduce the market for the product or increase the costs associated with the marketing and sale of the product. In addition, if the FDA approves our BLA, we will be required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program may include a Medication Guide for patients, a Communication Plan for health care providers, and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The REMS program is subject to further negotiation and final approval by the FDA. The FDA may further revise the REMS program to impose significant additional obligations and commitments on us in the future or may require post-approval clinical or pre-clinical studies. If imposed, such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future revenues.

Unless we are successful in consummating a worldwide partnership for the commercialization of KRYSTEXXA or a broader strategic transaction involving our company, we may need to raise substantial additional capital to complete the development of and execute upon our commercial strategy for KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

As of September 30, 2009, we had $67.5 million in cash and short-term investments as compared to $78.6 million as of December 31, 2008. As of September 30, 2009, we had an accumulated deficit of $242.2 million. After giving effect to our October 2009 underwritten public offering of 4,945,000 shares of common stock which yielded net proceeds of $60.9 million in cash, we would have had approximately $128.4 million in cash and short-term investments as of September 30, 2009, on a pro forma basis. The development and commercialization of pharmaceutical products requires substantial funds, and we currently have no committed external sources of capital. In recent periods, we have satisfied our cash requirements primarily through product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin and our authorized generic Oxandrin brand equivalent product, oxandrolone, have declined substantially in recent years. Although we may consider divesting Oxandrin, any proceeds of that divestiture would not significantly improve our capital position, and we do not have further non-core assets to divest.

Our strategic plan is to seek approval from the FDA of KRYSTEXXA and to develop a program of regulatory filings and review of KRYSTEXXA in other countries. We continue to believe that a worldwide partnership for the commercialization of KRYSTEXXA or a broader strategic transaction involving our company would serve to maximize the commercial prospects of KRYSTEXXA in the United States, Europe and other foreign countries.

If we are not able to consummate a worldwide partnership or broader strategic transaction on terms acceptable to us, we intend to independently pursue the commercialization of KRYSTEXXA in the United States. Our future capital requirements will depend on many factors, including:

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

If the FDA does not approve or materially delays approval of our BLA for KRYSTEXXA, or if we are not successful in consummating a worldwide partnership for the commercialization of KRYSTEXXA or a broader strategic transaction involving our company, our cash needs will increase, and we may need to seek additional funding. We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

Our business focuses primarily on the development of a single product, KRYSTEXXA. If we are unable to complete the development of and execute upon our commercial strategy for KRYSTEXXA, or if we experience significant delays or unanticipated costs in doing so, our ability to generate product revenue and our likelihood of success will be materially harmed.

KRYSTEXXA is our only product candidate in development and our ability to generate product revenue will depend on the successful commercialization of this product. We do not have any other material assets or alternative business plans aside from executing our commercial strategy for KRYSTEXXA. As a result of our reliance on the development of this single product, much of our near term results and value as a company depend on the FDA granting marketing approval for KRYSTEXXA and our ability to execute our commercial strategy for this product. The failure of the FDA to grant marketing approval for KRYSTEXXA, or any material delays in the approval process, or our inability to execute our commercial strategy for KRYSTEXXA will substantially harm our ability to generate revenue, which would have a material adverse effect on our business. If we do not gain marketing approval for KRYSTEXXA or are unsuccessful in our efforts to execute our commercial strategy for this product, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

We have limited marketing and no sales capabilities. If we are unable to expand our sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may be unable to generate product sales revenue from sales to customers.

To achieve commercial success for KRYSTEXXA, we must either develop a sales and marketing organization, outsource these functions to third parties, or enter into a worldwide partnership with a third party to commercialize KRYSTEXXA. We currently have limited marketing and no sales capabilities. As a result, if we obtain marketing approval for KRYSTEXXA, and independently launch and market KRYSTEXXA in the United States, we will need to rapidly expand our sales and marketing organization. This expansion will be difficult, expensive and time consuming. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective sales and marketing force for the sale of KRYSTEXXA. Alternatively, we may seek to enter into sales and marketing arrangements with third parties, which may not be on terms favorable to us. In addition, such third parties may not successfully perform such functions for us.

If we are not successful in our efforts to rapidly expand our internal sales and marketing capabilities or to enter into third-party sales and marketing arrangements, our ability to market and sell KRYSTEXXA and generate product sales revenue from sales to customers will be impaired.

The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by physicians, patients, health care payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

Even if we are able to bring KRYSTEXXA to market, it may not gain or maintain market acceptance by physicians, patients, health care payors or others in the medical community. We believe the degree of market acceptance of KRYSTEXXA, if approved for commercial sale, will depend on a number of factors, including, but not limited to the:

•	prevalence and severity of any side effects that we have observed to date or that we observe in the future,

•	efficacy and potential advantages over alternative treatments,

•	ability to offer KRYSTEXXA for sale at competitive prices,

•	final labeling language,

•	terms of the final REMS program,

•	relative convenience and ease of administration of KRYSTEXXA compared with other alternatives,

•	timing of the release of KRYSTEXXA to the public compared to alternative products or treatments,

•	willingness of the target patient population to try KRYSTEXXA and of physicians to prescribe it,

•	strength of marketing and distribution support, and

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent.

For example, Uloric® (febuxostat) is a new treatment for gout that received FDA approval in February 2009. Febuxostat lowers uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. While febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, we may experience reduced demand for KRYSTEXXA in the event febuxostat is used to treat patients who failed on or were contraindicated to allopurinol, or if patients are otherwise treated with febuxostat prior to being treated with KRYSTEXXA. If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

Our business may be harmed if we do not adequately predict the market size or customer demand for KRYSTEXXA.

The market size, and the timing and amount of customer demand, for KRYSTEXXA will be difficult to predict. Based on the results of our Phase 3 trials, interim OLE study data and the draft labeling for KRYSTEXXA, we have conducted internal and commissioned external market research to forecast the size of the market for KRYSTEXXA. Ultimately, if we are able to bring KRYSTEXXA to market, the size of the market and demand for KRYSTEXXA would be based on the final approved label language, which may be different than the draft language most recently provided by the FDA. If the FDA provides marketing approval for KRYSTEXXA, but with labeling that is materially different than the current draft labeling, the market for KRYSTEXXA could be significantly smaller than we expect. In addition, our REMS program is subject to final approval, and could limit our commercial success and result in lower than expected future revenues. Moreover, if the actual rate at which physicians prescribe KRYSTEXXA is lower than we have forecasted based upon our market research, then our revenues would also be lower than expected.

In addition, demand for KRYSTEXXA may be harmed as a result of the introduction of new products to treat gout.

If we overestimate market size or customer demand, we could incur significant unrecoverable costs from creating excess manufacturing or commercial marketing capacity. In addition, if KRYSTEXXA is approved and it receives a limited shelf life at the time of the product launch, we will incur lost revenues to the extent that any manufactured product is not sold and administered prior to its expiration. Any of these results could materially harm our business.

We face substantial competition, and our competitors may develop or commercialize alternative technologies or products more successfully than we do.

The pharmaceutical and biotechnology industries are intensely competitive. We face competition with respect to KRYSTEXXA from major pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are safer, are more effective, have fewer side effects, are more convenient or are less costly than KRYSTEXXA. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for KRYSTEXXA.

We are seeking approval for KRYSTEXXA for the treatment of chronic gout in patients refractory to conventional therapy, a subset of the broader population of patients with gout. By far the most prevalent treatment for gout today is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, febuxostat was recently approved by the FDA for the chronic management of hyperuricemia in patients with gout.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing and distributing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs or advantageous to our business.

If we fail to attract and retain senior management and other key personnel, we may not be able to complete the development of or execute upon our commercial strategy for KRYSTEXXA.

We are dependent on key members of our management team. As a result of changes in our senior management, including the resignation of our former President and Chief Executive Officer on mutually agreed terms, the termination of our former Chief Financial Officer and the resignation of our Senior Vice President, Chief Medical Officer, we rely more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon, M.D., who has been providing consulting services to us since January 2009. The loss of the services of Mr. Jaeger or Dr. Simon, or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA. We have employment agreements with the key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, sales and marketing executives and field personnel, is also critical to our success. If we fail to recruit and then retain these personnel, our ability to pursue the development of and execute our commercial strategy for KRYSTEXXA may be compromised. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for our business, we may not be able to complete the development of or execute upon our commercial strategy for KRYSTEXXA.

If it is approved for sale, KRYSTEXXA could be subject to restrictions or withdrawal from the market, and we may be subject to penalties, if we fail to comply with regulatory requirements or experience unanticipated problems with the product, which would materially harm our business.

If we obtain marketing approval for KRYSTEXXA, such approval, along with the manufacturing processes, reporting of safety or adverse events, post-approval clinical data, labeling, advertising and promotional activities, and REMS program, will be subject to continual requirements of, and review by, the FDA and other regulatory authorities, including thorough inspections of third-party manufacturing facilities.

These requirements include submission of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practices, or cGMP, relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The FDA enforces cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

If, in connection with any future inspection, the FDA finds that we or any of our third-party manufacturers are not in substantial compliance with cGMP requirements, the FDA may undertake enforcement action against us.

Even if regulatory approval for KRYSTEXXA is granted, the approval may be subject to limitations on the indicated uses for which KRYSTEXXA may be marketed or to the conditions of approval. The approval may also contain requirements for costly post-marketing testing and surveillance to monitor KRYSTEXXA’s safety or efficacy. Later discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in:

•	revisions of or adjustments to the product labeling,

•	restrictions on the marketing or manufacturing of KRYSTEXXA,

•	costly corrective advertising,

•	warning letters,

•	withdrawal of KRYSTEXXA from the market,

•	refusal to approve pending applications or supplements to approved applications,

•	voluntary or mandatory product recall,

•	fines or disgorgement of profits or revenue,

•	suspension or withdrawal of regulatory approvals, including license revocation,

•	shutdown, or substantial limitations on the operations, of manufacturing facilities,

•	refusal to permit the import or export of products,

•	product seizure, and

•	injunctions or the imposition of civil or criminal penalties.

If any of these events were to occur, our business would be materially harmed.

If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of KRYSTEXXA from government-funded and private third-party payors. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan,

•	safe, effective and medically necessary,

•	appropriate for the specific patient,

•	cost effective, and

•	neither experimental nor investigational.

If our BLA for KRYSTEXXA is approved by the FDA, obtaining reimbursement approval for KRYSTEXXA from each government-funded and private third-party payor will be a time-consuming and costly process, which could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for KRYSTEXXA’s use. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement.

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

Federal legislation enacted in December 2003 has altered the way in which physician-administered drugs and biologics, such as KRYSTEXXA, are covered by Medicare and are reimbursed. Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits will be provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

Moreover, the U.S. Congress is currently considering legislation that would dramatically overhaul the health care system, including the possibility of creating a government health care plan. As part of this legislative initiative, Congress is considering a number of proposals that are intended to reduce or limit the growth of health care costs, which could significantly change the market for pharmaceuticals and biological products.

If such proposals are enacted, they could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

If the FDA provides marketing approval for KRYSTEXXA, this product may also be eligible for reimbursement under Medicaid. If state-specific Medicaid programs do not provide adequate coverage and reimbursement for KRYSTEXXA, it may have a negative impact on our operations.

The scope of coverage and payment policies varies among private third-party payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party carriers may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. If third-party payors do not provide adequate coverage or reimbursement for KRYSTEXXA, it could have a negative effect on our revenues and results of operations.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad and could materially adversely affect our business.

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. While we have been unable to do so to date, if we are able to establish a development and commercialization partnership for KRYSTEXXA for markets outside the United States, third parties may be responsible for obtaining regulatory approvals outside the United States. If this occurs, we will depend on such third parties to obtain these approvals. The approval procedure varies among countries and can involve additional testing or pre-filing requirements such as a pediatric investigational plan. The EMEA informed us that we must file such a plan prior to the filing of a Marketing Authorization Application. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Foreign governments tend to impose strict price controls, which may adversely affect our revenues.

In some foreign countries, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take, at a minimum, an additional six to twelve months after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval for KRYSTEXXA in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. The conduct of such a clinical trial would be expensive and result in delays in commercialization of KRYSTEXXA in such markets. If reimbursement is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Legislation has been introduced in the U.S. Congress that, if enacted, would permit more widespread reimportation of drugs from foreign countries into the United States. This may include reimportation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

Risks Relating to Our Reliance on Third Parties

We have no manufacturing capabilities and limited manufacturing personnel. We depend on third parties to manufacture KRYSTEXXA. If these manufacturers fail to meet our manufacturing requirements at acceptable quality levels and at acceptable cost, and if we are unable to identify suitable replacements, our commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, NOF Corporation of Japan, or NOF, BTG and Enzon Pharmaceuticals, Inc., or Enzon, located in Indianapolis, Indiana, respectively, to supply respectively, mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, to produce the pegloticase drug substance and to produce the KRYSTEXXA drug product. These companies are our sole source suppliers for the mPEG-NPC, the pegloticase drug substance and the KRYSTEXXA drug product.

Our third-party manufacturers have not yet manufactured KRYSTEXXA on a sustained basis at full capacity that would support our market forecasts if KRYSTEXXA receives FDA approval. In addition, in order to produce KRYSTEXXA in the quantities necessary to meet anticipated market demand if the product is approved, we and our contract manufacturers will need to increase the overall manufacturing capacity for the pegloticase drug substance. If we are unable to increase our manufacturing capacity or qualify an additional supplier, or if the cost of the increased capacity is uneconomical to us, we may not be able to produce KRYSTEXXA in a sufficient quantity to meet future demand, which would adversely affect our projected revenues and gross margins.

BTG underwent a pre-approval inspection by the FDA in June 2009, as a result of which the FDA identified certain deficiencies and violations by BTG of cGMP. Some of these deficiencies are significant and will require significant effort to remedy. The FDA has required that these deficiencies be corrected prior to the approval of the KRYSTEXXA BLA. BTG has submitted a work plan and a timeline to the FDA for correction of these deficiencies. We were advised by BTG at the end of October 2009 that the FDA recently notified BTG that BTG’s proposed work plan is not satisfactory to the FDA, and identified to BTG actions that the FDA will require for BTG to successfully remediate these deficiencies. We are closely monitoring the effort by BTG and its parent company Ferring B.V. to satisfactorily address and correct these deficiencies in line with the direction provided by the FDA. A satisfactory inspection report for the remediation of such deficiencies is required by the FDA prior to the approval of the KRYSTEXXA BLA. The FDA may also require a reinspection of the BTG facility. Failure by BTG to adequately and timely remediate these deficiencies may delay the issuance of the regulatory approvals that are necessary to market KRYSTEXXA in the United States, or they may not be obtained at all. If a reinspection by the FDA of the BTG facility is necessary and either cannot be completed prior to the PDUFA date for our BLA, or the FDA raises significant additional issues in such reinspection, this could cause further delays in the issuance of such regulatory approvals.

In addition, future hostilities in Israel could harm BTG’s ability to supply us with the pegloticase drug substance and could harm our commercialization efforts. Moreover, in the event that the FDA requires a reinspection of the BTG facility prior to approval, the scheduling of such reinspection could be delayed in the event of future hostilities in Israel. Prior inspections of BTG scheduled by the FDA were in fact delayed for this reason.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance, quality assurance and adequate training in management of manufacturing staff,

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control, and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Any of these risks could cause us to be unable to obtain sufficient quantities of KRYSTEXXA to meet future demand, which would adversely affect our projected revenues and gross margins.

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

Prior to the approval of our BLA, our third-party manufacturers, including BTG, Enzon and NOF, are subject to pre-approval inspection by the FDA and any unsatisfactory results of such pre-approval inspections may delay the issuance of the regulatory approvals that are necessary to market KRYSTEXXA. As previously discussed, BTG is currently remediating observations arising from the FDA pre-approval inspection of its manufacturing facility. If our third-party manufacturers do not pass such FDA or other regulatory inspections for any reason, including equipment failures, labor difficulties, failure to meet stringent manufacturing, quality control or quality assurance practices, or natural disaster, our ability to execute upon our commercial strategy for KRYSTEXXA will be jeopardized.

Qualifying Diosynth as a global secondary source supplier of pegloticase, any other change to any of our third-party manufacturers for KRYSTEXXA or any change in the location where KRYSTEXXA is manufactured would require prior FDA review, approval and validation of the manufacturing process and procedures for KRYSTEXXA. This review, approval and validation would be costly and time consuming and could delay or prevent the manufacture of KRYSTEXXA at such facility.

We have engaged Diosynth, which is located in North Carolina, as a secondary source supplier of the pegloticase API used in KRYSTEXXA. In connection with the FDA’s consideration of Diosynth as a secondary source supplier of pegloticase, Diosynth is required to produce validation batches of the pegloticase API to demonstrate to the FDA that the materials produced at Diosynth are comparable to those produced at BTG. If the FDA approves BTG as a manufacturer of pegloticase drug substance used in KRYSTEXXA, and if we cannot establish to the satisfaction of the FDA that the pegloticase drug substance manufactured at Diosynth is comparable to the drug substance manufactured at BTG, we may not be permitted to use the pegloticase drug substance manufactured at Diosynth in the formulation of KRYSTEXXA. We do not expect FDA approval of the Diosynth manufacturing facility to be completed until the second half of 2011 at the earliest.

If we elect to manufacture the pegloticase drug substance used in KRYSTEXXA at the facility of another third-party, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMP. Any such new facility would also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation by the FDA would be required. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA.

If the company on which we plan to rely for fill and finish services for KRYSTEXXA is unable to perform these services for us, our business may suffer.

We have outsourced the operation for KRYSTEXXA fill and finish services to a single company, Enzon. We have not established internal redundancy for our fill and finish functions and currently have no substitute that can provide these services. If we successfully commercialize KRYSTEXXA and if Enzon is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish manufacturer or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish manufacturer or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis, and our business would be harmed.

We rely on third parties to conduct our clinical development activities for KRYSTEXXA and those third parties may not perform satisfactorily, which could delay regulatory approval and commercialization of KRYSTEXXA.

We do not independently conduct clinical development activities for KRYSTEXXA, including any additional clinical trials that may be required, or we may elect, to conduct in the future. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. We use multiple contract research organizations to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCP, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

If these third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for KRYSTEXXA and may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy for KRYSTEXXA.

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

We currently depend on third parties in many aspects of the development and commercialization of KRYSTEXXA. Although we are seeking to establish a development and commercialization partnership for KRYSTEXXA as part of our strategic business plan, to date we have not been able to enter into such a partnership. If we are unable to reach agreements with suitable partners in a timely fashion or at all, we may fail to meet our business objectives for KRYSTEXXA.

We face significant competition in seeking appropriate partners. Such arrangements may not be scientifically or commercially successful. The termination of such an arrangement might adversely affect our ability to develop, commercialize and market our products.

The success of any collaboration arrangements will depend heavily on the efforts and activities of any potential collaborators. Any potential collaborators will have significant discretion in determining the efforts and resources that they will apply to such collaborations. The risks that we face in connection with potential collaborations include the following:

•	collaboration agreements are generally for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause,

•	we expect to be required in any collaboration agreements not to conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties,

•

collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us, and

•

collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in our industry. The ability of KRYSTEXXA to reach its potential could be limited if any potential collaborators decrease or fail to increase spending related to any collaboration.

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

We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or Mountain View, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide Mountain View and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to Mountain View and Duke quarterly royalty payments within sixty days after the end of each quarter based on net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us or our sub-licensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sub-licensees during any quarter. As of September 30, 2009, we have made aggregate payments of approximately $1.7 million to Mountain View and Duke for the achievement of milestones under this agreement. If we obtain regulatory approval in one of five major global markets, which includes FDA approval in the United States, we will be required to make aggregate milestone payments of approximately $0.8 million under this agreement.

The agreement with Mountain View and Duke remains in effect, on a country-by-country basis, for the longer of ten years from the date of first sale of KRYSTEXXA in such country and the date of expiration of the last-to-expire patent covered by the agreement in such country. The licensors may terminate the agreement with respect to the countries affected upon our material breach, if not cured within a specified period of time, immediately after our third or subsequent material breach of the agreement or our fraud, willful misconduct or illegal conduct. The licensors may also terminate the agreement in the event of our bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to us under the agreement with respect to the terminated countries, including regulatory applications and pre-clinical and clinical data, revert to Mountain View and Duke and we are permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

In addition, we could have disputes with our current and future licensors regarding, for example, the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

If we fail to comply with our obligations under the agreement, we could lose the ability to develop and commercialize KRYSTEXXA, which could require us to curtail or cease our operations.

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The patents and, if issued, patent applications relating to KRYSTEXXA, would expire between 2019 and 2026, unless patent term extensions are obtained. Changes in either patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against numerous competitors with similar technology. Patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and in some cases not at all. Therefore, because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to develop the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. In addition, patents generally expire, regardless of their date of issue, twenty years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part through confidentiality agreements with our employees, consultants and third parties. If any of these agreements are breached, we may not have adequate remedies for any such breach. In addition, any remedies we may seek may prove costly. Furthermore, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely affect our business.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business may be adversely affected.

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. We are aware of patent applications filed by, and patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us, our licensors or our collaborators that would cause us to incur substantial expenses. If such third party claims are successful, we could be liable for substantial damages. Further, if a patent infringement suit were brought against us, our licensors or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we, our licensors or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms or at all. Even if we, our licensors or our collaborators were able to obtain a license, our rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

The pharmaceutical and biotechnology industries have experienced substantial litigation and other proceedings regarding patent and other intellectual property rights. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office or in another patent office, regarding intellectual property rights with respect to our products and technology. The costs to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.

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

Litigation is inherently uncertain and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights and adversely impact our ability to develop and market KRYSTEXXA. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including any of the following:

•	cease selling products or undertaking processes that are claimed to be infringing a third party’s intellectual property,

•	obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property’s owner, which licenses may not be available on reasonable terms or at all,

•	redesign products or processes that are claimed to be infringing a third party’s intellectual property, or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

We have been involved in several lawsuits and disputes regarding intellectual property in the past. We could be involved in similar disputes or litigation in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations and financial condition.

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

We continue to incur substantial operating losses from continuing operations. Our operating losses from continuing operations were $90.6 million for the nine months ended September 30, 2009 and $89.0 million and $69.2 million for the years ended December 31, 2008 and 2007, respectively. Our operating losses from continuing operations are the result of two factors: increasing operating costs and decreasing product revenues. We have incurred and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. Product sales of Oxandrin and oxandrolone, on which our continuing operations have been substantially dependent, have declined substantially in recent years. Sales of Oxandrin and, since December 2006, oxandrolone have accounted for 100% of our continuing net product sales.

Our ability to achieve operating profitability in the future depends on the successful commercialization of KRYSTEXXA. If we do not receive regulatory approval for KRYSTEXXA, or experience significant delays or unanticipated costs in doing so, or if sales revenue from KRYSTEXXA, if it receives marketing approval, is insufficient, we may never achieve operating profitability. If we do receive regulatory approval for KRYSTEXXA and have not been successful in consummating a worldwide partnership for the commercialization of KRYSTEXXA or a broader strategic transaction involving our company, we would expect to incur significant expenditures in connection with its commercialization. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We expect sales of Oxandrin and oxandrolone to remain flat or continue to decrease, which may continue to harm our results of operations.

Sales of Oxandrin and oxandrolone have declined substantially in recent years due to generic competition. Our sales of Oxandrin and oxandrolone in the United States are also affected by fluctuations in the buying patterns of the three major drug wholesalers to which we principally sell these products. In the past, wholesalers have reduced their inventories of Oxandrin and oxandrolone. We expect that wholesalers will continue to reduce such inventories as a result of generic competition, further decreasing our revenues from these products.

Sales of Oxandrin and oxandrolone have also decreased as a result of the elimination of reimbursement, or limited reimbursement practices, by some states under their AIDS Drug Assistance Programs via their state Medicaid programs for HIV/AIDS prescription drugs, including Oxandrin and oxandrolone. Other state formularies may follow suit.

We have considered the demand deterioration of Oxandrin and oxandrolone in estimating future product returns. However, our demand forecasts are based upon our management’s best estimates. Future product returns in excess of our historical reserves could reduce our revenues even further and adversely affect our results of operations.

In addition, we do not have the ability to independently distribute our oxandrolone tablets and depend on our distribution partner, Watson, to distribute this product for us. If Watson fails to carry out its contractual obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be further harmed.

Our stock price is volatile, which could adversely affect your investment.

Our stock price has been, and is likely to continue to be, volatile. Between January 1, 2008 and September 30, 2009, our common stock has traded as high as $28.42 per share and as low as $2.80 per share. The stock market in general, and the market for biotechnology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	our ability to sustain our operations with our existing cash reserves,

•	whether we obtain regulatory approval for KRYSTEXXA, and the timing of such approval,

•	if we obtain regulatory approval for KRYSTEXXA, whether it achieves market acceptance,

•	the nature of post-marketing commitments,

•	the disclosure of information relating to the efficacy or safety of KRYSTEXXA,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	our ability to obtain adequate capital resources to execute our business strategy,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	regulatory developments in the United States and foreign countries,

•	our issuance of additional shares of our common stock in capital raising transactions, or upon the exercise of outstanding warrants to purchase shares of our common stock,

•	general economic, industry and market conditions, and

•	other factors described in this “Risk factors” section.

The volatility of our common stock imposes a greater risk of capital losses for our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock.

We expect our quarterly results to fluctuate, which may cause volatility in our stock price.

Our revenues from product sales of Oxandrin and oxandrolone have in the past displayed and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

•	increased competition from new or existing products, including generic products,

•	the amount and timing of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired products,

•	changes in government or private payor reimbursement policies for our products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments to licensees,

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•	the timing and amount of expenses relating to sales and marketing,

•	the timing and amount of expenses relating to general and administrative activities,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions.

In addition, our expenses have fluctuated and are likely to increase significantly in the future in connection with our development and commercialization efforts related to KRYSTEXXA. As a result, any decrease in revenues or increase in expenses will likely adversely affect our earnings in a significant manner until revenues can be increased or expenses reduced. We expect that our revenues and earnings from sales of Oxandrin and oxandrolone will remain flat or continue to decrease. Because of fluctuations in revenues and expenses, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decline.

We are a party to a stockholder lawsuit regarding the adequacy of our public disclosure, which could have a material adverse affect on our business, results of operations and financial condition.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plaintiff was appointed in March 2009 resulting in the re-captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al. An amended compliant was filed in this matter in April 2009 and we filed a motion to dismiss in June 2009. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we plan to reply during the fourth quarter of 2009. The motion to dismiss is fully briefed and awaiting decision. We intend to vigorously defend against this action.

We expect that the costs related to this suit will be significant and we can provide no assurance as to its outcome. If we are not successful in defending this action, we may be required to pay substantial damages to the plaintiffs. As a result, our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of this action will continue to divert the attention of our management and other resources that would otherwise be engaged or utilized in operating our business.

Our outstanding warrants may be exercised in the future, which would increase the number of shares of our common stock in the public market and result in dilution to our stockholders.

In April 2009, we completed a financing in which we issued 5,927,343 shares of our common stock and warrants to purchase up to 5,038,237 shares of our common stock. The warrants are exercisable at any time on or after the date of issuance and expire on the earlier of November 2, 2010 and the date that is nine months after the date on which we publicly announce that we have addressed all items required by the FDA to be addressed before our BLA can be approved.

Pursuant to the terms of the warrants, the exercise price for the warrants is $10.46 per share. We may, at our or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

In the event that we enter into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction or may instead require us to purchase the warrant for cash at the Black-Scholes value of the warrant on the date of such transaction.

Effecting a change of control of our company could be difficult, which may discourage offers for shares of our common stock.

Our certificate of incorporation and the Delaware General Corporation Law, or the DGCL, contain provisions that may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include the requirements of Section 203 of the DGCL. Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an “interested stockholder,” generally deemed a person that, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•	our Board of Directors approves the transaction before the third party acquires 15% of our stock,

•	the third party acquires at least 85% of our stock at the time its ownership exceeds the 15% level, or

•	our Board of Directors and the holders of two-thirds of the shares of our common stock not held by the third-party vote in favor of the transaction.

Our certificate of incorporation also authorizes us to issue up to 4,000,000 shares of preferred stock in one or more different series with terms fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of our company. No shares of our preferred stock are currently outstanding. Although our

Board of Directors has no current intention or plan to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

Product liability lawsuits could cause us to incur substantial liabilities.

We face an inherent risk of product liability exposure related to product sales of Oxandrin and oxandrolone. We also face the risk of product liability exposure related to the testing and, if approved by the FDA, future product sales of KRYSTEXXA. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for KRYSTEXXA,

•	injury to our reputation,

•	withdrawal of clinical trial participants,

•	withdrawal or recall of a product from the market,

•	modification to product labeling that may be unfavorable to us,

•	costs to defend the related litigation,

•	substantial monetary awards to trial participants or patients, and

•	loss of revenue.

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

Dated: November 9, 2009

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