Form 10-Q
period 2010-03-31
SAVIENT PHARMACEUTICALS INC
filed 2010-05-10
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR
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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of May 4, 2010 was 67,507,000.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,226	$108,172
Short-term investments	15,730	3
Accounts receivable, net	1,058	352
Inventories, net	719	585
Recoverable income taxes	—	2,006
Prepaid expenses and other current assets	1,190	1,402

Total current assets	97,923	112,520

Deferred income taxes, net	4,200	4,200
Property and equipment, net	900	993
Other assets (including investments and restricted cash)	1,686	1,295

Total assets	$104,709	$119,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,341	$7,915
Deferred revenues	523	73
Warrant liability	22,112	24,239
Other current liabilities	12,056	12,473

Total current liabilities	36,032	44,700

Other liabilities	10,169	10,109
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 67,101,000 issued and outstanding at March 31, 2010 and 66,933,000 shares issued and outstanding at December 31, 2009	671	669
Additional paid-in-capital	308,598	305,994
Accumulated deficit	(250,763)	(242,467)
Accumulated other comprehensive income	2	3

Total stockholders’ equity	58,508	64,199

Total liabilities and stockholders’ equity	$104,709	$119,008

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales, net	$1,093	$1,085
Other revenues	—	3

	1,093	1,088

Cost and expenses:
Cost of goods sold	196	491
Research and development	6,330	12,763
Selling, general and administrative	4,946	9,468

	11,472	22,722

Operating loss	(10,379)	(21,634)
Investment income (expense), net	18	(202)
Other income (expense), net	2,065	(113)

Loss before income taxes	(8,296)	(21,949)
Income tax benefit	—	—

Net loss	$(8,296)	$(21,949)

Loss per common share:
Basic and diluted	$(0.13)	$(0.41)

Weighted-average number of common and common equivalent shares:
Basic and diluted	66,359	53,983

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199
Comprehensive loss:
Net loss	—	—	—	(8,296)	—	(8,296)
Unrealized loss on marketable securities, net	—	—	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	(8,297)

Restricted stock grant	3	—	—	—	—	—
Amortization of deferred compensation	—	—	564	—	—	564
Forfeiture of restricted stock grants	(4)	—	—	—	—	—
Exercise of stock options	158	2	979	—	—	981
Issuance of common stock	11	—	129	—	—	129
ESPP compensation expense	—	—	125	—	—	125
Stock option compensation expense	—	—	807	—	—	807

Balance, March 31, 2010	67,101	$671	$308,598	$(250,763)	$2	$58,508

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,296)	$(21,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	120
Change in valuation of warrant liability	(2,127)	—
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	564	809
Unrecognized tax benefit liability	65	(1,127)
Deferred income taxes	—	(300)
Net realized losses from sale of investments	—	236
Stock compensation expense	932	1,362
Changes in:
Accounts receivable, net	(706)	95
Inventories, net	(134)	385
Recoverable income taxes	2,006	—
Prepaid expenses and other current assets	212	507
Accounts payable	(6,574)	(252)
Other current liabilities	(417)	(433)
Deferred revenues	450	(80)

Net cash used in operating activities	(13,910)	(20,627)

Cash flows from investing activities:
Purchases of held-to-maturity securities (investments—short-term)	(15,728)	—
Purchases of held-to-maturity securities (investments—long-term)	(393)	—
Capital expenditures	(22)	—
Changes in other long-term assets	2	2
Purchases of available-for-sale securities (restricted)	—	(19)
Proceeds from sale of available-for-sale securities (restricted)	—	1,155

Net cash provided by investing activities	(16,141)	1,138

Cash flows from financing activities:
Proceeds from issuance of common stock	1,110	196
Changes in other long-term liabilities	(5)	(17)

Net cash provided by financing activities	1,105	179

Net decrease in cash and cash equivalents	(28,946)	(19,310)
Cash and cash equivalents at beginning of period	108,172	76,315

Cash and cash equivalents at end of period	$79,226	$57,005

Supplementary Information
Other information:
Income tax paid	$—	$1,237
Interest paid	$4	$334

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements at that date and does not include all of the information and notes required by GAAP in the United States of America for complete financial statements. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Savient Pharma Holdings, Inc. Certain prior period amounts have been reclassified to conform to current period presentations. There was no effect on net loss or equity related to these reclassifications.

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

Investments

The Company classifies investments as “available-for-sale securities,” “held-to-maturity securities” or “trading securities.” Investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments not classified as trading securities or held-to-maturity securities are considered to be available-for-sale securities. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

are not reflected in the consolidated statements of operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary (“OTT”).

Note 2—Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Note 3—Fair Value of Financial Instruments

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the Company’s cash and cash equivalents, investments and warranty liability including the hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2010:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$13,401	$13,401	$13,401	$13,401	$—	$—
Certificates of deposit	735	735	735	735	—	—
Money market funds	65,090	65,090	65,090	65,090	—	—

Total cash and cash equivalents	79,226	79,226	79,226	79,226	—	—
Short-term investments (available-for-sale):
Equity securities	2	2	2	—	2	—
Short-term investments (held-to-maturity):
Certificates of deposit	15,728	15,698	—	—	—	—

Total short-term investments	15,730	15,700	2	—	2	—

Total cash and cash equivalents and short-term investments	94,956	94,926	79,228	79,226	2	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,673	1,673	—	—	—	—

Total long-term investments	1,673	1.673	—	—	—	—

Total	96,629	96,599	79,228	79,226	2	—

Liabilities:
Warranty liability	22,112	22,112	22,112	—	—	22,112

Total	$22,112	$22,112	$22,112	$—	$—	$22,112

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010:

Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2009	$24,239
Total realized (gain) loss for the three months ended March 31, 2010 (mark-to-market of warrant liability at March 31, 2010)	(2,127)

Balance, March 31, 2010	$22,112

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Income (Expense), net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing a Monte Carlo simulation model that takes into account volatility as well as estimated probabilities of possible outcomes provided by the Company (unobservable inputs).

During the three months ended March 31, 2010, the Company started using blended volatility instead of historical volatility as one of the significant inputs into the Monte Carlo simulation model, since it is deemed to be a more appropriate measure of expected volatility. The warrant valuation as of March 31, 2010 would have been $20.9 million if historical volatility had been used.

On April 7, 2010, an investor exercised its warrant to purchase 406,309 of the Company’s common stock. Refer to Note 10—Subsequent events.

The Company does not carry any financial instruments or non-financial instruments that are measured at fair value on a non-recurring basis.

The carrying amounts of Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

There were no securities in a continuous unrealized loss position for greater than twelve months at March 31, 2010.

Note 4—Investments

As of March 31, 2010 and December 31, 2009, the Company held no trading securities, and available-for-sale and held-to-maturity securities consisted of the following:

	March 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (2)	$—	$2	$—	$2

Total available-for-sale securities	—	2	—	2

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	18,136	—	30	18,106

Total held-to-maturity securities	18,136	—	30	18,106

Total	$18,136	$2	$30	$18,108

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (2)	$—	$3	$—	$3

Total available-for-sale securities	—	3	—	3

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	1,280	—	—	1,280

Total held-to-maturity securities	1,280	—	—	1,280

Total	$1,280	$3	$—	$1,283

(1)	The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

(2)

Short-term investments at March 31, 2010 and December 31, 2009 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets:

	March 31, 2010		December 31, 2009
	Available- for-sale securities:	Held-to- maturity securities:	Available- for-sale securities	Held-to- maturity securities:
Cash and cash equivalents	$—	$735	$—	$—
Short-term investments	2	15,728	3	—

Other long-term assets (including investments and restricted cash)	—	1,673	—	1,280

	$2	$18,136	$3	$1,280

As of March 31, 2010, the Company’s available-for-sale and held-to-maturity securities had the following maturity dates:

	March 31, 2010
	Available- for-sale securities	Held-to- maturity securities
One year or less	$—	$17,743
Over one year to five years	—	393
Over five years to ten years	—	—
More than ten years	—	—
Equity securities	2	—

Total	$2	$18,136

Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net unrealized losses included in accumulated other comprehensive income, net of taxes, at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Net unrealized gains (losses) arising during the period	$(1)	$(21)
Reclassification adjustment for net (gains) losses included in earnings	—	—

Net unrealized gains (losses) included in accumulated other comprehensive income	$(1)	$(21)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the three months ended March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(In thousands)
Proceeds	$—	$1,155
Gross realized investment gains	$—	$—
Gross realized investment losses	$—	$236

The specific identification method was used to determine the cost of the sold securities.

Note 5—Inventories

At March 31, 2010 and December 31, 2009, inventories at cost, net of reserves, were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Raw materials	$1,226	$1,518
Finished goods	757	324

Inventory at cost	1,983	1,842
Inventory reserves	(1,264)	(1,257)

Total	$719	$585

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

Note 6—Property and Equipment, Net

Property and equipment, net at March 31, 2010 and December 31, 2009 is summarized below:

	March 31, 2010	December 31, 2009
	(In thousands)
Office equipment	$2,416	$2,412
Office equipment—capital leases	331	313
Leasehold improvements	1,546	1,546

	4,293	4,271
Accumulated depreciation and amortization	(3,393)	(3,278)

Total	$900	$993

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended March 31, 2010 and 2009.

Capital lease obligations associated with capital lease office equipment are included in Other Current Liabilities and non-current Other Liabilities. See Note 13 to the consolidated financial statements for more details.

Note 7—Revenue Recognition

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

The allowance for product returns at each of March 31, 2010 and December 31, 2009 was $0.9 million and $1.0 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

on a regular basis to reflect the most recent rebate experience. The allowance for rebates at March 31, 2010 and December 31, 2009 was $0.2 million and $0.3 million, respectively. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

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

Manufacturing cost is a significant component of research and development expenses and includes costs associated with third-party contractors for production of validation batches, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. The Company expenses these manufacturing-related costs as research and development as incurred because these costs do not meet the definition of an asset, as future use cannot be determined based upon the uncertainty of whether KRYSTEXXA will be approved for marketing by the U.S. Food and Drug Administration (“FDA”).

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. The Company had $0 of deferred research and development costs as of March 31, 2010 and December 31, 2009 and had no amortization expense for the three months ended March 31, 2010 and 2009, respectively, based on services performed. All other research and development costs are charged to expense as incurred, including $0 and $0.1 million of fees incurred during the three months ended March 31, 2010 and 2009, respectively, to reserve manufacturing capacity at the Company’s third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company’s basic and diluted weighted-average number of common shares outstanding as of March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Basic	66,359	53,983
Incremental common stock equivalents	—	—

Diluted	66,359	53,983

At March 31, 2010 and 2009, all in-the-money stock options, unvested restricted stock and warrants were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

Note 10—Stockholder’s Equity

On April 8, 2009, the Company raised $31.0 million from a registered direct offering, which yielded approximately $29.0 million in cash net of approximately $2.0 million of offering costs, which was charged to additional paid-in-capital. The Company issued 5,927,343 shares of its common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of its common stock at an initial exercise price of $10.46 per share.

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

On April 7, 2010, an investor exercised its warrants to purchase 406,309 share of the Company’s common stock. The Company received $4.2 million in cash proceeds from the exercise of these warrants. The warrants exercised represent approximately 8% of the total warrants outstanding to purchase the Company’s common stock as of March 31, 2010.

In the event that the Company enters into a merger or change of control transaction, the holders of the warrants will be entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they may require the Company to purchase the warrant at the Black-Scholes value of the warrant on the date of such transaction.

The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Income (Expense), net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing a Monte Carlo simulation model that takes into account estimated probabilities of possible outcomes provided by the

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Company. At the date of issue, April 7, 2009, the fair value of the warrant liability was $12.6 million.

At March 31, 2010, the fair value of the warrant liability determined utilizing a Monte Carlo simulation model was approximately $22.1 million compared to $24.2 million as of December 31, 2009. The decrease in the fair value of the warrants from December 31, 2009 to March 31, 2010 mainly reflects the reduction in the remaining exercise period.

During the three months ended March 31, 2010, the Company recorded income of approximately $2.1 million within Other Income (Expense), net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants.

Note 11—Share-Based Compensation

In 2001, the Company adopted its 2001 Stock Option Plan. The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors), non-employee directors (“Directors”) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant, or incentive and non-qualified performance-based stock awards. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance.

In 2004, the Company adopted its 2004 Incentive Plan which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee of the Company’s Board of Directors to award stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.7 million shares remain available for future grant at March 31, 2010.

Total compensation cost that has been charged against income related to the above plans was $1.4 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. The exercise of stock options and the vesting of restricted stock during the three months ended March 31, 2010 generated an income tax deduction of approximately $2.3 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable, the tax benefit will be recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Research and development	$581	$924
Selling, general and administrative	791	1,085

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,372	$2,009

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Options

The Company grants stock options to employees and Directors with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to Directors are granted on an annual basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date, except for those options that contain performance and market-based conditions. The Company estimates the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Weighted-average volatility	80%	76%
Weighted-average risk-free interest rate	3.0%	2.2%
Weighted-average expected term in years	6.3	6.7
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$10.08	$3.61

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

During the three months ended March 31, 2010 and 2009, the Company issued 158,000 shares and 0 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $1.0 million and $0, respectively. For the three months ended March 31, 2010 and 2009, approximately $0.8 million and $1.2 million, respectively, of stock option compensation cost was charged against income. As of March 31, 2010, there was $1.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock option activity during the three months ended March 31, 2010, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2009	2,406	$8.07	7.46	$14,592
Granted	19	14.09
Exercised	(158)	6.21
Cancelled	(152)	14.98

Outstanding at March 31, 2010	2,115	$7.77	7.20	$14,998

Exercisable at March 31, 2010	1,262	$8.02	6.27	$8,717

The weighted-average grant date per share fair value for options granted during the three months ended March 31, 2010 and 2009 was $10.08 and $3.61 respectively. The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended March 31, 2010 was approximately $1.2 million. The closing price per share of the Company’s common stock was $14.45 and $4.95 on March 31, 2010 and 2009, respectively.

Stock Options that Contain Performance and Market-Based Conditions

Performance or Market Conditions

During the three months ended March 31, 2010, the Company recorded no compensation expense related to stock option awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At March 31, 2010, approximately 102,000 potential option shares with performance or market conditions remained unvested. Stock option awards with performance or market conditions encompass performance targets set for senior management personnel through the end of 2010 and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company’s non-vested stock option awards that contain performance or market conditions as of December 31, 2009, and changes during the three months ended March 31, 2010, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Non-vested at December 31, 2009	102	$7.43
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2010	102	$7.43

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company did not grant any stock option awards that contain performance or market conditions during the three months ended March 31, 2010. No stock option awards, that contain performance or market conditions, vested during the three months ended March 31, 2010.

Restricted Stock

The Company grants restricted stock and restricted stock unit (“RSU”) awards to its employees and to its directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the three months ended March 31, 2010, the Company issued 3,000 shares of restricted stock amounting to $46,000 in total aggregate fair market value. For the three months ended March 31, 2010 and 2009, approximately $0.6 million and $0.8 million, respectively, of deferred restricted stock compensation cost was charged against income. At March 31, 2010, approximately 425,000 shares remained unvested and there was approximately $3.2 million of unrecognized compensation cost related to restricted stock.

A summary of the status of the Company’s unvested restricted stock and RSUs as of December 31, 2009, and changes during the three months ended March 31, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2009	500	$10.55
Granted	3	14.01
Vested	(74)	12.46
Forfeited	(4)	8.03

Unvested at March 31, 2010	425	$10.28

The weighted-average grant date fair value for restricted stock awards granted during the three months ended March 31, 2010 and 2009 was $14.01 and $5.94, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2010 and 2009, was $1.0 million and $1.5 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

During the three months ended March 31, 2010 and 2009, the Company recorded $25,000 and $0 of compensation expense related to restricted stock awards that contain performance or market conditions. At March 31, 2010, approximately 217,000 shares of restricted stock that may potentially vest with performance or market conditions remained unvested. Restricted stock awards with performance or market conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $3.2 million of additional compensation expense if the performance targets are met or expected to be attained.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2009, and changes during the three months ended March 31, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2009	217	$14.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2010	217	$14.67

The Company did not grant any restricted stock awards that contain performance or market conditions during the three months ended March 31, 2010. No vesting of restricted stock awards that contain performance or market conditions occurred during the three months ended March 31, 2010.

Employee Stock Purchase Plan

In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For the three month periods ended March 31, 2010 and 2009, approximately $0.1 million and $0.2 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 12—Other Current Liabilities

The components of Other Current Liabilities at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Returned product liability	$2,323	$2,385
Severance	2,231	3,191
Manufacturing and technology transfer services	1,829	2,464
Clinical research organization expenses	1,283	805
Salaries and related expenses	820	239
Allowance for product returns	876	1,033
Accrued taxes	722	760
Legal and professional fees	548	388
Allowance for product rebates	200	303
Other	1,224	905

Total	$12,056	$12,473

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13—Other Liabilities

The components of Other Liabilities at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Unrecognized tax benefit (1)	$10,076	$10,011
Capital leases	93	98

Total	$10,169	$10,109

(1)	See Note 14 to the Company’s Consolidated Financial Statements for further discussion of unrecognized tax benefits.

Note 14—Income Taxes

The Company did not record an income tax provision or benefit for the three months ended March 31, 2010 due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain. At March 31, 2010, the Company has recorded an additional deferred tax asset which is fully offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future.

The total amount of federal, state and local unrecognized tax benefits was $10.1 million at March 31, 2010 and $10.0 million at December 31, 2009, including accrued penalties and interest. The increase in the Company’s liability for unrecognized tax benefits from December 31, 2009 to March 31, 2010 is primarily the result of $0.1 million of interest and penalties accrued on previously recorded unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Other Income (Expense), net in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. Since adopting FASB ASC 740- 10, Income Taxes, the Company has recorded a liability of approximately $1.0 million and $0.5 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued liability for interest and penalties for unrecognized tax benefits increased by $0.1 million during the three months ended March 31, 2010.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2003 and for the 2005 tax year. Currently, the Internal Revenue Service is in the process of examining the 2006 through 2008 tax years.

State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company is in the process of being examined by the State of New Jersey for the 2006 through 2008 tax years. The examination will encompass the review of corporate income tax, gross employer tax and sales and use tax returns for the years under examination.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized.

At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2010 and December 31, 2009, the Company’s valuation allowance against its deferred income tax assets was $152.3 million and

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$125.8 million, respectively. As of March 31, 2010 and December 31, 2009, $4.2 million of the net deferred tax assets remaining were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

Note 15—Commitments and Contingencies

Commitments

In April 2010, we entered into a First Amendment to the Supply Agreement with NOF Corporation of Japan (“NOF”), pursuant to which the annual purchase obligation for 2010 for PEG raw materials was reduced from $2.3 million to $1.5 million. There have been no other material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at March 31, 2010 and December 31, 2009. The Company subleased approximately 7,090 square feet at a base average annual rental of $0.2 million through February 2009. In March 2009, the sublease agreement was terminated and as a result, the Company’s net annual rental expense increased to approximately $1.9 million. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense was approximately $0.5 million and $0.5 million for each of the three month periods ended March 31, 2010 and 2009, respectively. Rent expense is presented net of the sublease arrangement, within Research and Development and Selling, General and Administrative expense in the consolidated statement of operations for the three month periods ended March 31, 2010 and 2009.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following calendar years are:

(in thousands)
2010	$1,865
2011	$1,871
2012	$1,867
2013	$467
2014	$—

In September 2009, the Company completed a plan of termination pursuant to which it reduced its workforce by 25 employees. This termination was in addition to a previous termination of nine employees in August 2009. In connection with the plan of termination, the Company incurred charges of $2.3 million. The Company recorded $1.2 million in severance-related expenses during the quarter ended September 30, 2009 and an additional $1.1 million of stock-based compensation expense during the quarter ended December 31, 2009, as a result of modifications to stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following cessation of employment, coupled with accelerating the vesting to immediately vest any unvested stock options. The severance-related expenses resulted in cash expenditures of $0.7 million during the quarter ended December 31, 2009, $0.4 million during the quarter ended March 31, 2010 and will result in an additional $0.1 million in cash expenditures during the second quarter of 2010.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At March 31, 2010, the Company had employment agreements with three senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

Contingencies

In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. The Conference and Appeals Branch of the New Jersey Division of Taxation has scheduled the appeals conference to take place in the second quarter of 2010.

In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges the Company breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, Savient filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the court issued an order granting the Company’s motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which Savient filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which will extend through the Fall of 2010 before the Court determines the best manner to proceed in making its decision. The Company intends to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

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

Since 2008, one of the Company’s customers requested a total of $1.3 million in reimbursements relating to Oxandrin returned goods that were not in compliance with the Company’s returned goods policy. The Company is in the process of contesting this matter.

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of the Company’s financial and managerial resources. The Company is not aware of any

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2010, the Company had not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 16—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA.

Note 17—Investment Income (Expense), Net

The Company’s Investment income (expense), net for the three months ended March 31, 2010 and 2009, was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest and dividend income from cash, cash equivalents and investments	$18	$34
Realized losses on redemptions of short-term investments	—	(236)

Total investment income (expense), net	$18	$(202)

Note 18—Other Income (Expense), Net

The Company’s Other Income (Expense), net for the three months ended March 31, 2010 and 2009, was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Realized gain on change in valuation of warrant liability	$2,127	$—
Other non-operating expenses	(62)	(113)

Total other income (expense), net	$2,065	$(113)

Note 19—Subsequent Events

On April 7, 2010, an investor exercised its warrants to purchase 406,309 of the Company’s common stock. The Company received $4.2 million in cash proceeds from the exercise of these warrants. The warrants exercised represent approximately 8% of the total warrants outstanding to purchase the Company’s common stock as of March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, any statements about the FDA’s consideration of our BLA for KRYSTEXXA™ our ability to obtain necessary FDA and foreign regulatory approvals for KRYSTEXXA, our ability to find a buyer for our company and reach agreement on a definitive acquisition agreement with a buyer, our ability to complete the development of and execute our commercial strategy for KRYSTEXXA, if we are not able to consummate a sale of our company, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, and the market size for KRYSTEXXA and its degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

On March 15, 2010, we resubmitted our Biologics License Application, or BLA, to the FDA for KRYSTEXXA. The resubmission included data from three consecutive validation batches of pegloticase active pharmaceutical ingredient, or API, drug substance, additional and improved analytical methods for the control and release of pegloticase API and KRYSTEXXA and other data which are designed to address the deficiencies and observations raised by the FDA in its July 31, 2009 Complete Response Letter, or CRL. Our submission also included a safety update from the remaining studies that were ongoing at the time of the previous 120-day safety update and additional documentation on prescribing and labeling information, Risk Evaluation and Mitigation Strategy, or REMS, program materials and a patient medication guide.

On March 30, 2010, the FDA acknowledged receipt of and accepted for review, our resubmitted BLA for KRYSTEXXA. The FDA has deemed the resubmission a complete, class 2 response and has established September 14, 2010 as the Prescription Drug User Fee Act, or PDUFA, action date.

Our strategic plan is to seek approval from the FDA of our BLA filing for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010 and, assuming approval of the BLA by the FDA, seek a sale of our company post-approval of the KRSYTEXXA BLA. Our Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders. If we are not able to consummate a sale of the Company on terms acceptable to us, we intend, and plan to be in a position to, independently pursue commercialization of KRYSTEXXA in the United States.

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

Results of Operations

During 2009, 2008 and 2007, we incurred substantial expenses relating to the clinical development of KRYSTEXXA. We expect to continue to incur significant losses in 2010, as we anticipate continued substantial expenses relating to the development and, if approved, the commercialization of KRYSTEXXA. Our expenses relating to the development and commercialization of KRYSTEXXA will depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA,

•	the cost of manufacturing activities,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•	our ability and the timing of our consummating a potential sale of the company.

During the three months ended March 31, 2010 and 2009, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our cost of expenses and indicates the significance of research and development costs related to our development of KRYSTEXXA as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	($ in thousands)
Cost of goods sold	$196	1.7%	$491	2.1%
Research and development	6,330	55.2%	12,763	56.2%
Selling, general and administrative	4,946	43.1%	9,468	41.7%

Total costs and expenses	$11,472	100.0%	$22,722	100.0%

Our revenues for the three months ended March 31, 2010 and 2009 were derived primarily from product sales of Oxandrin and our authorized generic version of oxandrolone. Our product revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

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

•

receiving FDA and other foreign regulatory approvals of the third-party manufacturing facilities used to produce the active pharmaceutical and other ingredients used in KRYSTEXXA, as well as for facilities used by our third-party fill and finish provider,

•

the FDA, or other similar foreign regulatory authority, not agreeing with our interpretation of the long-term safety data of the Open Label Extension, or OLE, and re-exposure studies and other clinical trials,

•	producing batches of pegloticase API drug substance and other ingredients used in KRYSTEXXA in commercial quantities through a validated process,

•	maintaining and, as appropriate, entering into additional, commercial manufacturing arrangements for KRYSTEXXA,

•	regulatory approval of the relevant launching and marketing materials,

•	acceptance of KRYSTEXXA by physicians, patients, healthcare payors and others in the medical community, and,

•	our ability to raise substantial additional capital.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	($ in thousands)
Oxandrin	$439	40.2%	$136	12.5%
Oxandrolone	654	59.8%	949	87.5%

	$1,093	100.0%	$1,085	100.0%

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

Revenues

Total revenues of $1.1 million remained unchanged for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Gross sales of Oxandrin decreased by $0.5 million, or 61%, to $0.4 million for the three months ended March 31, 2010, from $0.9 million for the three months ended March 31, 2009. The decrease was due to lower overall demand for the product as a result of increased generic competition. Net sales of Oxandrin increased by $0.3 million for the three months ended March 31, 2010 versus the prior year due to higher prior year experience adjustments relating to reserves for product returns and government and customer rebates.

We expect that sales of Oxandrin will remain flat or continue to decrease in future periods. The rate of decline will depend on various factors, including the pricing of competing generic products, the number of competing products and overall demand in the marketplace.

Oxandrolone generated lower net sales for the three months ended March 31, 2010, decreasing $0.3 million, or 31%, to $0.6 million from $0.9 million for the three months ended March 31, 2009. The lower sales of oxandrolone resulted from increased generic competition.

Cost of goods sold

Cost of goods sold decreased $0.3 million, or 60%, to $0.2 million for the three months ended March 31, 2010, from $0.5 million for the three months ended March 31, 2009. The decrease was primarily due to decreased sales of Oxandrin and oxandrolone as a result of increased generic competition.

Research and development expenses

Research and development expenses decreased by $6.5 million, or 50%, to $6.3 million for the three months ended March 31, 2010, from $12.8 million for the three months ended March 31, 2009. The lower expenses were primarily due to a $2.2 million decrease in manufacturing development related expenses including $1.8 million of costs associated with the production of commercial batches of pegloticase API by our third-party manufacturer, Bio-Technology General (Israel) Ltd., or BTG, and $1.1 million of costs associated with technology transfer expenses at Diosynth RTP, or Diosynth, our potential secondary source supplier of pegloticase API, during the three months ended March 31, 2009. Partially offsetting these lower manufacturing development expenses was a $1.0 million increase in PEG raw material purchases during the three months ended March 31, 2010 to be utilized for the production of validation batches at Diosynth.

The decrease in research and development expenses also resulted from higher prior year expense of $1.3 million for consulting services primarily associated with our preparation for the June 2009 FDA Advisory Committee meeting for KRYSTEXXA. Additionally, compensation expense was lower by $1.4 million resulting from decreased headcount due to our reduction in force initiative implemented in September 2009 coupled with severance costs recorded in the prior year period as a result of the resignation of our former Senior Vice President of Quality and Regulatory Affairs. Clinical trial expenses also were lower by $0.6 million as a result of the wind down of the OLE study in 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.6 million, or 48%, to $4.9 million for the three months ended March 31, 2010, from $9.5 million for the three months ended March 31, 2009. The decrease was primarily due to $1.6 million in lower compensation related expenses as a result of the reduction in force initiative implemented in September 2009 coupled with severance costs recorded in the prior year period. Additionally, the lower costs were due to $1.4 million in decreased marketing expenses in preparation for the commercial launch of KRYSTEXXA in the prior year and lower outside legal expenses of $0.5 million.

Investment income, net

Investment income increased $0.2 million to $18,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was primarily attributable to a realized loss of $0.2 million recorded during the three months ended March 31, 2009 resulting from redemptions of our investment in the Columbia Strategic Cash Portfolio, or the Portfolio.

Other income (expense), net

Other income increased $2.2 million primarily as a result of the mark-to-market valuation adjustment to our warrant liability in the current year to record a gain due to the depreciation in fair market value of our warrants. The depreciation in fair market value resulted from a reduction in the remaining term of the warrants.

Income tax benefit

We did not record an income tax benefit or expense during the three months ended March 31, 2010 or 2009 as we no longer have the ability to carry back losses to previous years to recover taxes paid and it is uncertain that we will be able to utilize these net operating losses against future income.

Liquidity and Capital Resources

As of March 31, 2010, we had $95.0 million in cash, cash equivalents and short-term investments as compared to $108.2 million as of December 31, 2009. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

Our strategic plan is to seek approval from the FDA of our BLA for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010 and, assuming approval of the BLA by the FDA, seek a sale of our company post-approval of the KRSYTEXXA BLA. Our Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders. If we are not able to consummate a sale of the Company on terms acceptable to us, we intend, and plan to be in a position to, independently pursue commercialization of KRYSTEXXA in the United States. Based on our current strategic plan, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations without KRYSTEXXA approval for at least the next 20 months. However, if we independently pursue the commercialization of KRYSTEXXA in the United States, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for at least the next 15 months. We are continuing to engage in an active effort to assess our expenditures and align our cash outlays more closely with the potential FDA approval on September 14, 2010 in order to enhance our process to conserve cash.

On April 8, 2009, we raised $31.0 million from a registered direct offering, which yielded approximately $29.0 million in cash net of approximately $2.0 million of offering costs, which were charged to additional paid-in-capital. We issued 5,927,343 shares of our common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share of which warrants to purchase 4,631,928 shares of our common stock remain outstanding.

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

On April 7, 2010, an investor exercised its warrants to purchase 406,309 shares of our common stock. We received $4.2 million in cash proceeds from the exercise of these warrants. The warrants exercised represent approximately 8% of the total warrants outstanding to purchase the Company’s common stock as of March 31, 2010.

In October 2009, we completed an underwritten public offering of 4,945,000 shares of our common stock for net proceeds of $61.4 million. We are using the net proceeds to complete our ongoing development effort to seek FDA approval of KRYSTEXXA, to develop a program of regulatory filings and review of KRYSTEXXA in other countries, to engage a global secondary source supplier and a secondary fill and finish manufacturer for KRYSTEXXA and for working capital and other general corporate purposes

As a result of the deficiencies cited by the FDA concerning our amended BLA filed in January 2009 for KRYSTEXXA and our decision to revert to the Phase 3 manufacturing process, launch quantity finished product batches previously manufactured will not be available for commercial distribution. Therefore, except for portions of these batches being utilized for stability and other analytical testing, the remaining quantities of this finished product were destroyed. We believe we may incur approximately $5.1 million of cash outlays in the future to replace these launch quantities of finished product. The costs for these finished product batches were expensed as incurred as research and development expenses within our consolidated statements of operations when the batches were manufactured.

Tax Benefits

In the first quarter of 2010, we generated a net operating loss for federal income taxes that we currently do not benefit from. This net operating loss will be carried forward until we become profitable. In February 2010, we received an additional $2.0 million refund of federal income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

Cash Flows

Cash used in operating activities of $13.9 million for the three months ended March 31, 2010 reflects our net loss for the period of $8.3 million, the reduction in accounts payable of $6.6 million primarily as a result of contractual payments and a non-cash gain of $2.1 million as a result of the mark-to- market valuation of our warrant liability. Partially offsetting the cash outflows above was the $2.0 million refund received in February 2010 of income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009. Cash used in investing activities of $16.1 million during the three months ended March 31, 2010 reflects the purchase of held-to-maturity securities encompassing bank certificates of deposit. We received $1.1 million in cash proceeds from financing activities due to the issuance of common stock, primarily resulting from the exercise of stock options.

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

In November 2007, we used $20.0 million in cash to purchase an investment in the Portfolio, which is classified on our consolidated balance sheets as restricted Short-Term and Long-Term Investments. In December 2007, Columbia Management, or Columbia, a unit of Bank of America, or BOA, closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting our potential to invest in and withdraw from the Portfolio. During 2008 and 2009, the entire investment was redeemed and re-invested in cash and cash equivalents and used to fund operations.

Funding Requirements

Our strategic plan is to seek approval from the FDA of our BLA for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010 and, assuming approval of the BLA by the FDA, seek a sale of our company post-approval of the KRSYTEXXA BLA. Our

Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders.

If we are not able to consummate a sale of the Company on terms acceptable to us, we intend, and plan to be in a position to, independently pursue commercialization of KRYSTEXXA in the United States. Our future capital requirements will depend on many factors, including:

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

If the FDA does not approve or materially delays approval of our BLA for KRYSTEXXA, or if we are not successful in consummating a sale of our company, our cash needs will increase, and we may need to seek additional funding. We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

Contractual Obligations

In additional to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, in April 2010, we entered into a First Amendment to the Supply Agreement with NOF Corporation of Japan, or NOF, pursuant to which the annual purchase obligation for 2010 for PEG raw materials was reduced from $2.3 million to $1.5 million. There have been no other material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

We have a liability for unrecognized tax benefits of $10.1 million as of March 31, 2010. We are unable to reasonably estimate the amount or timing of payments for this liability, if any.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, for the year ended December 31, 2009, we believe the following accounting policies include management estimates that are most critical to our reported financial results:

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We have deferred no research and development costs as of March 31, 2010 and December 31, 2009, respectively, and have recorded $0 and $0.7 million of amortization expense for the three months ended March 31, 2010 and 2009, respectively, based on services performed. The deferred balance would be included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $0 and $0.1 million of fees incurred during the three months ended March 31, 2010 and 2009, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA.

Share-Based Compensation. We have share-based compensation plans in place and record the associated stock-based compensation expense over the requisite service period. The share-based compensation plans are described in Note 11 to the consolidated financial statements.

Compensation cost for stock options that contain service conditions is charged against income on a straight-line basis between the grant date for the option and the vesting period. We estimate the fair value of all stock option awards that contain service conditions as of the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. In addition, as future grants are made, we expect to incur additional compensation costs.

Restricted stock and restricted stock unit, or RSU, awards that contain service conditions are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Compensation cost for restricted stock and RSU awards that contain service conditions is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded.

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

We grant stock options that contain service conditions to employees and Directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a three or four-year period and options granted to Directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to Directors are granted on an annual basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the three months ended March 31, 2010 and 2009, we issued 158,000 shares and zero shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $1.0 million and $0, respectively. For the three months ended March 31, 2010 and 2009, approximately $0.8 million and $1.2 million, respectively, of stock option compensation cost was charged against income. As of March 31, 2010, there was $1.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation expense which is expected to be recognized over a weighted-average period of approximately 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During the three months ended March 31, 2010, we recorded no compensation expense related to stock option awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At March 31, 2010, approximately 102,000 potential option shares with performance or market conditions remained unvested. Stock option awards with performance or market conditions encompass performance targets set for senior management personnel through the end of 2010 and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be attained.

We grant restricted stock awards that contain service conditions to our employees and to our Directors. Additionally, we also grant RSUs to Directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to Directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the three months ended March 31, 2010, we issued 3,000 shares of restricted stock at a weighted-average grant date fair value of $14.01 per share amounting to $46,000 in total aggregate fair market value. During the three months ended March 31, 2010 and 2009, approximately $0.6 million and $0.8 million, respectively, of deferred restricted stock compensation cost was charged against income. At March 31, 2010, approximately 425,000 shares remained unvested and there was approximately $3.2 million of unrecognized compensation cost related to restricted stock and RSUs that contain service conditions.

During the three months ended March 31, 2010 and 2009, we recorded $25,000 and $0 of compensation expense related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of certain specific strategic objectives, including FDA marketing approval of KRYSTEXXA and other business development objectives. At March 31, 2010, approximately 217,000 potential shares of restricted stock with performance or market conditions remained unvested and could result in approximately $3.2 million of additional compensation expense if the performance targets are met or expected to be achieved.

Income taxes. In the three months ended March 31, 2010, we generated a net operating loss for federal income tax purposes. The Company did not record an income tax benefit as it is uncertain when or if this loss will be utilized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of March 31, 2010 of $152.3 million. The increase in valuation allowance is primarily due to an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

We use judgment in determining income tax provisions and in evaluating our tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. We are examined by Federal and state tax authorities and we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

The total amount of federal, state and local liabilities for unrecognized tax benefits was $10.1 million as of March 31, 2010, including accrued penalties and interest. The net increase of $5.5 million in the liability for unrecognized tax benefits subsequent to adoption of the new accounting guidance on accounting for uncertainties in income taxes as codified under Financial Accounting Standards Board, or FASB, ASC 640, Income Taxes, resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

Disclosures about Fair Values of Financial Instruments. We adopted a new accounting standard that expanded the disclosure requirements for fair value measurements effective January 1, 2010. The adoption of this accounting standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes determinations relating to recording impairment losses for OTT through the consideration of various factors such as management’s intent to sell an investment before the recovery of its cost basis. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the three months ended March 31, 2010 and 2009, we did not experience or record realized investment losses due to OTT declines in fair value.

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

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The aggregate net product return allowance reserve was $0.9 million and $1.0 million as of March 31, 2010 and December 31, 2009, respectively.

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.2 million as of March 31, 2010 and $0.3 million as of December 31, 2009.

Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves were $1.3 million as of both March 31, 2010 and December 31, 2009.

Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 did not have a significant effect on our consolidated financial statements.

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

Our material interest-bearing assets consist of cash and cash equivalents and short-term investments, including investments in U.S. Treasury and other money market funds and bank certificates of deposit. Our investment income is primarily sensitive to changes in U.S. Treasury security interest rates, general interest rates within the U.S. economy and other market conditions.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, we filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the Court issued an order granting our motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which will extend through the Fall of 2010 before the Court determines the best manner to proceed in making its decision. We intend to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

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

These forward-looking statements include, among other things, statements about:

•	the FDA’s consideration of our BLA for KRYSTEXXA, and our ability to obtain necessary FDA and foreign regulatory approvals,

•	our ability to find a buyer for our company and reach agreement on a definitive acquisition agreement with a buyer,

•	our ability to complete the development of and execute our commercial strategy for KRYSTEXXA, if we are not able to consummate a sale of our company,

•	our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, and

•	the market size for KRYSTEXXA and its degree of market acceptance.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements that we make. We have included important factors in various cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation to update any forward-looking statements.

The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, and we have denoted with an asterisk (*) in the following discussion those risk factors that are materially revised.

Risks Relating to Development of KRYSTEXXA and Our Ability to Accomplish Our Future Business Objectives

* Our business depends on our success in gaining FDA approval of KRYSTEXXA, which requires that we and our third-party manufacturer, BTG, address several issues raised by the FDA. If these issues are not satisfactorily addressed, we will not gain FDA approval of KRYSTEXXA and our business will be materially harmed.

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

One of the issues raised by the FDA in the CRL addressed a change in PEGylation concentration that we made in the proposed process for manufacturing pegloticase API drug substance for commercial use of KRYSTEXXA final drug product. The FDA concluded that the comparability data that we submitted for the material manufactured using the proposed commercial manufacturing process was not adequate to demonstrate that it was representative of the material used to establish the safety and efficacy of KRYSTEXXA in the Phase 3 clinical trials. The FDA stated that we had the option of either reverting to and validating the manufacturing process used to produce pegloticase for the Phase 3 clinical trials or conducting additional clinical trials to support the use of KRYSTEXXA manufactured using the proposed commercial manufacturing process. We opted to pursue a reversion to the manufacturing processes used to manufacture pegloticase API drug substance for the Phase 3 trials, which we communicated to the FDA during our September 2009 Type “A” meeting. In late October 2009, as part of our validation campaign, we completed the manufacture of three consecutive batches of pegloticase API drug substance at BTG using the manufacturing process used to manufacture pegloticase API drug substance for the Phase 3 clinical trials. These batches were then manufactured into final KRYSTEXXA drug product in November 2009 and samples from each batch were placed on stability testing by early December 2009. Our third-party testing laboratories then performed in-process and final release analytical testing on each batch of pegloticase API drug substance and final drug product to validate their comparability to the drug substance and final drug product used in the Phase 3 clinical trials. We have received the analytical test results performed on these batches and, based on these results, we believe that we have successfully reverted to the Phase 3 manufacturing process and that the pegloticase API drug substance and final drug product produced in this validation campaign are comparable to the material used in the Phase 3 trial. It is possible that the FDA will disagree with our interpretation of the analytical testing results or will require us to redo the validation process used to produce pegloticase for the Phase 3 clinical trials.

The CRL also required correction of deficiencies and observations cited by the FDA during its June 2009 pre-approval inspection of BTG’s manufacturing facilities. While remediation of the deficiencies and observations arising from the FDA pre-approval inspection had been underway since the June 2009 inspection in accordance with two work plans submitted to the FDA by BTG in June and July 2009, in October 2009 the FDA provided notification that these original work plans were not adequate and identified additional corrective actions that would be required to successfully remediate the deficiencies and observations noted in their facility. Since October 2009, BTG has been addressing additional chemistry and manufacturing controls issues with their facility. BTG submitted to the FDA in November and December 2009, reports of the steps that BTG has completed to date with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In addition, BTG included in its submissions its plans and framework for implementing a broad, continuous quality improvement plan. BTG has received from the FDA a letter, dated early February 2010, stating that the corrective actions implemented by BTG and the additional commitments made by BTG appear to address the FDA’s concerns. The FDA also stated in its letter that it will verify these corrective actions and additional commitments during the FDA’s next inspection of BTG’s facility. Subsequently, as represented to the FDA, BTG submitted in February 2010 an additional report to the FDA providing additional progress updates of the steps that BTG has completed with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. The FDA may nevertheless continue to raise additional issues, or reassert previously raised issues, with BTG’s facility at any time during its review of our BLA resubmission. It is also possible that the FDA could require us to repeat our manufacturing validation campaign once the FDA determines that BTG has resolved all of these issues to the satisfaction of the FDA, though we do not expect the FDA to take this step. We expect that the FDA will schedule its next reinspection of BTG’s facility for a time prior to making its decision on our BLA resubmission; however, delays in FDA’s reinspection of BTG’s facility, which is located in Israel, may delay FDA’s decision on our BLA. If the FDA reinspects BTG’s facility, the FDA may, at that reinspection, determine that it is or is not satisfied with BTG’s corrective actions and additional commitments, or it may identify new deficiencies with BTG’s facility.

We believe that our BLA resubmission made on March 15, 2010, combined with the submissions made and further work planned by BTG, fully address the deficiencies and observations raised by the FDA in the CRL, however, it is possible that the FDA may disagree with our belief. Completing our efforts to address each of the issues identified by the FDA in the CRL has required additional time and expenditure of funds. Despite our efforts, we and BTG may not be able to adequately address the FDA’s concerns or the FDA may disagree with our conclusions that we have completely addressed its concerns such that KRYSTEXXA is ultimately approved without further delays, if at all. If KRYSTEXXA is not approved or if approval of KRYSTEXXA is substantially delayed, our business will be materially harmed.

* We may not be able to execute our strategy to seek a sale of our company or execute upon our commercial strategy for KRYSTEXXA, or the commercialization of KRYSTEXXA may be significantly delayed, if the FDA requires us to conduct additional clinical trials prior to approval. In addition, we may elect to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our United States filings with the FDA, which could restrict our marketing approval of KRYSTEXXA. Any of these results would materially harm our business.

Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide the FDA and similar foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete, and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. The FDA indicated that it does not expect to require additional clinical trials in connection with our application for regulatory approval for the sale of KRYSTEXXA. However, the FDA may continue its evaluation of the safety data from our clinical trials, including the updated Integrated Safety Summary submitted as part of our BLA resubmission made on March 15, 2010, before granting regulatory approval for the sale of KRYSTEXXA, and may nevertheless conclude that additional clinical trials are necessary to demonstrate its safety and efficacy. If the FDA were to determine that additional clinical trials of

KRYSTEXXA are necessary, this would significantly delay the timeline for the FDA’s determination of whether to approve our BLA for KRYSTEXXA.

We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the EMEA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA if it is obtained. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA could cause regulators to impose restrictive conditions on marketing approvals and could even cause our marketing approval to be revoked.

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

* Unless we are successful in consummating a sale of our company, we may need to raise substantial additional capital to complete the development of and execute upon our commercial strategy for KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

As of March 31, 2010, we had $95.0 million in cash and short-term investments, as compared to $108.2 million as of December 31, 2009. As of March 31, 2010, we had an accumulated deficit of $250.8 million. The development and commercialization of pharmaceutical products requires substantial funds, and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin and our authorized generic Oxandrin brand equivalent product, oxandrolone, have declined substantially in recent years. Although we may consider divesting Oxandrin, any proceeds of that divestiture would not significantly improve our capital position, and we do not have further non-core assets to divest.

Our strategic plan is to seek approval from the FDA of our BLA for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010 and, assuming approval of the BLA by the FDA, seek a sale of our company post-approval of the KRSYTEXXA BLA. Our Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders.

If we are not able to consummate a sale of the Company on terms acceptable to us, we intend, and plan to be in a position to, independently pursue commercialization of KRYSTEXXA in the United States. Our future capital requirements will depend on many factors, including:

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

If the FDA does not approve or materially delays approval of our BLA for KRYSTEXXA, or if we are not successful in consummating a sale of our company, our cash needs will increase, and we may need to seek additional funding. We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

* We have limited marketing and no sales capabilities. If we are unable to expand our sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may be unable to generate product sales revenue from sales to customers.

To achieve commercial success for KRYSTEXXA, we must either develop a sales and marketing organization, outsource these functions to third parties, or consummate a sale of our company. We currently have limited marketing and no sales capabilities. As a result, if we obtain marketing approval for KRYSTEXXA, and independently launch and market KRYSTEXXA in the United States, we will need to rapidly expand our sales and marketing organization. This expansion will be difficult, expensive and time consuming. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective sales and marketing force for the sale of KRYSTEXXA. Alternatively, we may seek to enter into sales and marketing arrangements with third parties, which may not be on terms favorable to us. In addition, such third parties may not successfully perform such functions for us.

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

The market size, and the timing and amount of customer demand, for KRYSTEXXA will be difficult to predict. Based on the results of our Phase 3 trials, interim OLE study data and the draft labeling for KRYSTEXXA, we have conducted internal and commissioned external quantitative market research to forecast the size of the market for KRYSTEXXA. Based on the results of such quantitative market research, we currently estimate the market for KRYSTEXXA to be approximately 170,000 patients in the United States. Ultimately, if we are able to bring KRYSTEXXA to market, the size of the market and demand for KRYSTEXXA would be based on the final approved label language, which may be different than the draft language most recently provided by the FDA. If the FDA provides marketing approval for KRYSTEXXA, but with labeling that is materially different than the current draft labeling, the market for KRYSTEXXA could be significantly smaller than we expect. In addition, our REMS program is subject to final approval, and could limit our commercial success and result in lower than expected future revenues. Moreover, if the actual rate at which physicians prescribe KRYSTEXXA is lower than we have forecasted based upon our market research, then our revenues would also be lower than expected.

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

Legislation has been introduced in the U.S. Congress that, if enacted, would permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

If we obtain marketing approval for KRYSTEXXA, such approval, along with the manufacturing processes, reporting of safety or adverse events, post-approval clinical data, labeling, advertising and promotional activities, and a REMS program, will be subject to continual requirements of, and review by, the FDA and other regulatory authorities, including thorough inspections of third-party manufacturing facilities.

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

* If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

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

Moreover, the U.S. Congress has recently enacted legislation that will have a significant impact on the health care system. As part of this legislative initiative, Congress has implemented a number of proposals that are intended to reduce or limit the growth of health care costs, which could significantly change the market for pharmaceuticals and biological products.

These recently enacted proposals could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

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

* Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad and could materially adversely affect our business.

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. If we are unable to consummate a sale of our company or pursue commercialization of KRYSTEXXA outside the United States through development and commercialization partnerships, third parties may be responsible for obtaining regulatory approvals outside the United States. If this occurs, we will depend on such third parties to obtain these approvals. The approval procedure varies among countries and can involve additional testing or pre-filing requirements such as a pediatric investigational plan. The EMEA informed us that we must file such a plan prior to the filing of a Marketing Authorization Application. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

Additionally, legislation has been introduced in the U.S. Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including NOF Corporation of Japan, or NOF, for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, BTG for the production of the pegloticase drug substance, and Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010), located in Indianapolis, Indiana, for the production of the KRYSTEXXA drug product. These companies are our sole source suppliers for the mPEG-NPC, the pegloticase drug substance and the KRYSTEXXA drug product.

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

BTG submitted to the FDA in November and December 2009, reports of the steps that BTG has completed to date with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In addition, BTG included in its submissions its plans and framework for implementing a broad, continuous quality improvement plan. BTG has recently, in February of 2010, received from the FDA a letter stating that the corrective actions implemented by BTG and the additional commitments made by BTG appear to address the FDA’s concerns. The FDA also stated in its letter that it will verify these corrective actions and additional commitments during the FDA’s next inspection of BTG’s facility. Subsequently, as represented to the FDA, BTG submitted in February 2010 an additional report to the FDA providing additional progress updates of the steps that BTG has completed with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. The FDA may nevertheless continue to raise additional issues, or reassert previously raised issues, with BTG’s facility at any time during its review of our BLA resubmission. It is also possible that the FDA could require us to repeat our manufacturing validation campaign once the FDA determines that BTG has resolved all of these issues to the satisfaction of the FDA, though we do not expect the FDA to take this step. We expect that the FDA will schedule its next reinspection of BTG’s facility for a time prior to making its decision on our BLA resubmission. If the FDA’s reinspection of BTG’s facility is delayed for any reason, it is likely FDA’s decision on our BLA resubmission likewise will be delayed. If the FDA is able to reinspect BTG’s facility, the FDA may, at that reinspection, determine that it is not satisfied with BTG’s corrective actions and additional commitments, or it may identify new deficiencies with BTG’s facility.

We continue to closely monitor the efforts by BTG and its parent company Ferring B.V. to satisfactorily address and correct these deficiencies in line with the direction provided by the FDA. A satisfactory inspection by the FDA verifying the remediation of the deficiencies and other observations may be required by the FDA prior to its approval of the KRYSTEXXA BLA. Failure by BTG to adequately and timely remediate these deficiencies may delay the issuance of the regulatory approvals necessary to market KRYSTEXXA in the United States, or prevent such approvals from being obtained at all. If a reinspection by the FDA of the BTG facility cannot be completed prior to the PDUFA date for our BLA, or the FDA raises significant additional issues in such reinspection, this could cause further delays in the issuance of such regulatory approvals.

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

We have engaged Diosynth, which is located in North Carolina, as a secondary source supplier of the pegloticase API drug substance used in KRYSTEXXA. In connection with the FDA’s consideration of Diosynth as a secondary source supplier of pegloticase, Diosynth is required to produce validation batches of the pegloticase API drug substance to demonstrate to the FDA that the materials produced at Diosynth are comparable to those produced at BTG. If the FDA approves BTG as a manufacturer of pegloticase drug substance used in KRYSTEXXA, and if we cannot establish to the satisfaction of the FDA that the pegloticase drug substance manufactured at Diosynth is comparable to the drug substance manufactured at BTG, we will not be permitted to use the pegloticase drug substance manufactured at Diosynth in the formulation of KRYSTEXXA for marketing in the US. We do not expect FDA approval of the Diosynth manufacturing facility to be completed until the second half of 2011, at the earliest.

If we elect to manufacture the pegloticase drug substance used in KRYSTEXXA at the facility of another third party, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMP. Any such new facility would also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation by the FDA would be required, all of which are expensive and time- consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA.

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

If these third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for KRYSTEXXA and may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy for KRYSTEXXA. We also may be subject to fines and other penalties for failure to comply with requirements applicable to the public reporting of clinical trial information on the registry and results database maintained by the National Institutes of Health, or NIH.

We also rely on third parties to store and distribute drug supplies for our clinical development activities. Any performance failure on the part of such third parties could delay regulatory approval or commercialization of KRYSTEXXA, causing us to incur additional expenses and harming our ability to generate additional revenue.

* If we are unsuccessful in consummating a sale of our company, we would need to seek a partner for the further development and commercialization of KRYSTEXXA, particularly outside the United States and would expect to continue to depend on collaborations with third parties. If we are not successful in these efforts, we may fail to meet our business objectives.

We currently depend on third parties in many aspects of the development and commercialization of KRYSTEXXA. Although we are seeking a sale of our company, if we are unsuccessful in consummating such a transaction, we will need to seek a development and commercialization partner for KRYSTEXXA, particularly outside the United States. If we are unable to reach agreements with suitable partners in a timely fashion or at all, we may fail to meet our business objectives for KRYSTEXXA.

We face significant competition in seeking appropriate partners. In addition, such partnering arrangements may not be scientifically or commercially successful. The termination of such an arrangement might adversely affect our ability to develop, commercialize and market our products.

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

We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or MVP, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide MVP and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to MVP and Duke quarterly royalty payments within sixty days after the end of each quarter based on net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales of KRYSTEXXA based on the amount of cumulative net sales made by us or our sub-licensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sub-licensees during any quarter. As of March 31, 2010, we had made aggregate payments of approximately $1.7 million to MVP and Duke for the achievement of milestones under this agreement. If we obtain regulatory approval in one of five major global markets, which includes FDA approval in the United States, we will be required to make aggregate milestone payments of approximately $0.8 million under this agreement.

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

Our patents also may not afford us protection against numerous competitors with similar technology. Patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and in some cases not at all. Therefore, because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to develop the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. Even in the event that our patents are upheld as valid and enforceable, they may not foreclose potential competitors from developing new technologies or “workarounds” that circumvent our patent rights. This means that our patent portfolio may not prevent the entry of a competitive product into the market. In addition, patents generally expire, regardless of their date of issue, 20 years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

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

We continue to incur substantial operating losses from continuing operations. Our operating losses from continuing operations were $10.4 million for the three months ended March 31, 2010 and $81.2 million and $89.0 million for the years ended December 31, 2009 and 2008, respectively. Our operating losses from continuing operations are the result of two factors: increasing operating costs and decreasing product revenues. We have incurred and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. Product sales of Oxandrin and oxandrolone, on which our continuing operations have been substantially dependent, have declined substantially in recent years. Sales of Oxandrin and, since December 2006, oxandrolone have accounted for 100% of our continuing net product sales.

Our ability to achieve operating profitability in the future depends on the successful commercialization of KRYSTEXXA. If we do not receive regulatory approval for KRYSTEXXA, or experience significant delays or unanticipated costs in doing so, or if sales revenue from KRYSTEXXA, if it receives marketing approval, is insufficient, we may never achieve operating profitability. If we do receive regulatory approval for KRYSTEXXA and have not been successful in consummating a sale of our company, we would expect to incur significant expenditures in connection with its commercialization. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. A lead plaintiff was appointed in March 2009 resulting in the re-captioning of the action as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al. An amended complaint was filed on this matter in April 2009 and we filed a motion to dismiss in June 2009. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss and we are awaiting the Court’s decision. We intend to vigorously defend against this action.

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

In April 2009, we completed a financing in which we issued 5,927,343 shares of our common stock and warrants to purchase up to 5,038,237 shares of our common stock. The warrants are exercisable at any time on or after the date of issuance and expire on November 2, 2010. On April 7, 2010, an investor exercised warrants to purchase 406,309 shares of common stock. We received $4.2 million in cash proceeds from the exercise of these warrants. The warrant exercised represents 8% of the warrants to purchase the Company’s common stock outstanding as of March 31, 2010.

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

Dated: May 10, 2010

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