Form 10-Q
period 2010-06-30
SAVIENT PHARMACEUTICALS INC
filed 2010-08-06
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

          The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of August 3, 2010 was 67,604,590.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,107	$108,172
Short-term investments	19,872	3
Accounts receivable, net	1,072	352
Inventories, net	574	585
Recoverable income taxes	—	2,006
Prepaid expenses and other current assets	1,474	1,402

Total current assets	92,099	112,520

Deferred income taxes, net	4,200	4,200
Property and equipment, net	794	993
Other assets (including investments and restricted cash)	1,290	1,295

Total assets	$98,383	$119,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,759	$7,915
Deferred revenues	431	73
Warrant liability	14,046	24,239
Other current liabilities	11,013	12,473

Total current liabilities	27,249	44,700

Other liabilities	10,215	10,109
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 67,592,000 issued and outstanding at June 30, 2010 and 66,933,000 shares issued and outstanding at December 31, 2009	676	669
Additional paid-in-capital	316,015	305,994
Accumulated deficit	(255,773)	(242,467)
Accumulated other comprehensive income	1	3

Total stockholders’ equity	60,919	64,199

Total liabilities and stockholders’ equity	$98,383	$119,008

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues:
Product sales, net	$987	$679	$2,080	$1,764
Other revenues	—	1	—	4

	987	680	2,080	1,768

Cost and expenses:
Cost of goods sold	381	372	577	863
Research and development	7,233	11,638	13,563	24,401
Selling, general and administrative	4,553	7,397	9,499	16,865

	12,167	19,407	23,639	42,129

Operating loss	(11,180)	(18,727)	(21,559)	(40,361)
Investment income (expense), net	31	(27)	49	(229)
Other income (expense), net	6,139	(36,055)	8,204	(36,168)

Loss before income taxes	(5,010)	(54,809)	(13,306)	(76,758)
Income tax benefit	—	—	—	—

Net loss	$(5,010)	$(54,809)	$(13,306)	$(76,758)

Loss per common share:
Basic and diluted	$(0.07)	$(0.92)	$(0.20)	$(1.35)

Weighted-average number of common and common equivalent shares:
Basic and diluted	66,906	59,594	66,634	56,804

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock

	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199
Comprehensive loss:
Net loss	—	—	—	(13,306)	—	(13,306)
Unrealized loss on marketable securities, net	—	—	—	—	(2)	(2)

Total comprehensive loss	—	—	—	—	—	(13,308)

Restricted stock grants	50	1	—	—	—	1
Amortization of deferred compensation	—	—	1,105	—	—	1,105
Forfeiture of restricted stock grants	(4)	—	—	—	—	—
Exercise of stock options	188	2	1,164	—	—	1,166
Issuance of common stock	19	—	206	—	—	206
ESPP compensation expense	—	—	206	—	—	206
Stock option compensation expense	—	—	1,228	—	—	1,228
Exercise of warrants	406	4	6,112	—	—	6,116

Balance, June 30, 2010	67,592	$676	$316,015	$(255,773)	$1	$60,919

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(13,306)	$(76,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	237
Change in valuation of warrant liability	(10,193)	35,881
Warrant liability transferred to APIC on exercise of warrant	1,866	—
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	1,105	1,449
Unrecognized tax benefit liability	131	(629)
Deferred income taxes	—	(601)
Net realized losses from sale of investments	—	298
Stock compensation expense	1,434	2,016
Changes in:
Accounts receivable, net	(720)	24
Inventories, net	11	652
Recoverable income taxes	2,006	5,526
Prepaid expenses and other current assets	(72)	(273)
Accounts payable	(6,156)	(2,887)
Other current liabilities	(1,460)	(679)
Deferred revenues	358	(202)

Net cash used in operating activities	(24,775)	(35,946)

Cash flows from investing activities:
Purchases of held-to-maturity securities (investments—short-term)	(19,871)	—
Purchases of held-to-maturity securities (investments—long-term)	—	—
Capital expenditures	(21)	(7)
Changes in other long-term assets	5	5
Purchases of available-for-sale securities (restricted)	—	(22)
Proceeds from sale of available-for-sale securities (restricted)	—	1,541

Net cash provided by (used in) investing activities	(19,887)	1,517

Cash flows from financing activities:
Proceeds from issuance of common stock	1,372	3,877
Proceeds from issuance of common stock from exercise of warrants	4,250	29,019
Changes in other long-term liabilities	(25)	(33)

Net cash provided by financing activities	5,597	32,863

Net decrease in cash and cash equivalents	(39,065)	(1,566)
Cash and cash equivalents at beginning of period	108,172	76,315

Cash and cash equivalents at end of period	$69,107	$74,749

Supplementary Information
Other information:
Income tax paid	$—	$1,237
Interest paid	$70	$345

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Note 1—Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at June 30, 2010, the results of its operations for the six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

          The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements at that date and does not include all of the information and notes required by GAAP for complete financial statements. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

     Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Savient Pharma Holdings, Inc. Certain prior period amounts have been reclassified to conform to current period presentations. There was no effect on net loss or equity related to these reclassifications.

     Use of estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, property and equipment, share-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes differing from those on which the Company bases its assumptions.

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

     Note 2—Recent Accounting Pronouncements

          In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The Company does not expect ASU 2010-20 to have a material effect on its consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The following table presents the Company’s cash and cash equivalents, investments and warrant liability including the hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2010:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and cash equivalents (1):
Cash	$7,004	$7,004	$7,004	$7,004	$—	$—
Certificates of deposit	41	41	41	41	—	—
Money market funds	62,062	62,062	62,062	62,062	—	—

Total cash and cash equivalents	69,107	69,107	69,107	69,107	—	—
Short-term investments (available-for-sale):
Equity securities	1	1	1	—	1	—
Short-term investments (held-to-maturity):
Certificates of deposit	19,871	19,859	—	—	—	—

Total short-term investments	19,872	19,860	1	—	1	—

Total cash and cash equivalents and short-term investments	88,979	88,967	69,108	69,107	1	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,280	1,280	—	—	—	—

Total long-term investments	1,280	1,280	—	—	—	—

Total	90,259	90,247	69,108	69,107	1	—

Liabilities:
Warrant liability	14,046	14,046	14,046	—	—	14,046

Total	$14,046	$14,046	$14,046	$—	$—	$14,046

(1) The estimated fair value of cash and cash equivalents and restricted cash approximates the carrying value.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Level 3 Valuation

          Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010:

Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)
Balance, December 31, 2009	$24,239
Total realized gain for the three months ended March 31, 2010 (mark-to-market of warrant liability at March 31, 2010)	(2,127)

Balance, March 31, 2010	$22,112
Total realized gain for the three months ended June 30, 2010 (mark-to-market of warrant liability at June 30, 2010)	(6,200)
Exercise of warrants	(1,866)

Balance, June 30, 2010	$14,046

          The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Income (Expense), net in the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing a Monte Carlo simulation model that takes into account volatility as well as estimated probabilities of possible outcomes provided by the Company (unobservable inputs).

          On April 6, 2010, an investor exercised its warrant to purchase 406,309 of the Company’s common stock. The Company received $4.2 million in cash proceeds from the exercise of this warrant. The shares issued in connection with the exercise of this warrant represent approximately 8% of the total number of shares of the Company’s common stock underlying the warrants originally issued on April 8, 2009.

          The Company does not carry any financial instruments or non-financial instruments that are measured at fair value on a non-recurring basis.

          The carrying amounts of Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

          There were no securities in a continuous unrealized loss position for greater than twelve months at June 30, 2010.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 4—Investments

          As of June 30, 2010 and December 31, 2009, the Company held no trading securities, and available-for-sale and held-to-maturity securities consisted of the following:

	June 30, 2010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$—	$1

Total available-for-sale securities	—	1	—	1

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	21,192	—	12	21,180

Total held-to-maturity securities	21,192	—	12	21,180

Total	$21,192	$1	$12	$21,181

	December 31, 2009

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$3	$—	$3

Total available-for-sale securities	—	3	—	3

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	1,280	—	—	1,280

Total held-to-maturity securities	1,280	—	—	1,280

Total	$1,280	$3	$—	$1,283

(1)

Short-term investments at June 30, 2010 and December 31, 2009 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

          The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	June 30, 2010		December 31, 2009

	Available- for-sale securities:	Held-to- maturity securities:	Available- for-sale securities	Held-to- maturity securities:

	(in thousands)
Cash and cash equivalents	$—	$41	$—	$—
Short-term investments	1	19,871	3	—

Other long-term assets (including investments and restricted cash)	—	1,280	—	1,280

	$1	$21,192	$3	$1,280

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          As of June 30, 2010, the Company’s available-for-sale and held-to-maturity securities had the following maturity dates:

	June 30, 2010

	Available- for-sale securities	Held-to- maturity securities

	(In thousands)
One year or less	$—	$21,192
Over one-year to five years	—	—
Over five years to ten years	—	—
More than ten years	—	—
Equity securities	1	—

Total	$1	$21,192

          Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities.

          Net unrealized losses included in accumulated other comprehensive income, net of taxes, at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009

	(In thousands)
Net unrealized gains (losses) arising during the period	$(2)	$(21)
Reclassification adjustment for net (gains) losses included in earnings	—	—

Net unrealized gains (losses) included in accumulated other comprehensive income	$(2)	$(21)

          Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the six months ended June 30, 2010 and 2009 were as follows:

	June 30,

	2010	2009

	(In thousands)
Proceeds	$—	$1,155
Gross realized investment gains	$—	$—
Gross realized investment losses	$—	$236

          The specific identification method was used to determine the cost of the sold securities.

     Note 5—Inventories

          At June 30, 2010 and December 31, 2009, inventories at cost, net of reserves, were as follows:

	June 30, 2010	December 31, 2009

	(In thousands)
Raw materials	$994	$1,518
Finished goods	985	324

Inventory at cost	1,979	1,842
Inventory reserves	(1,405)	(1,257)

Total	$574	$585

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based on estimates of expected sales demand for the Company’s products which include Oxandrin and oxandrolone.

     Note 6—Property and Equipment, Net

          Property and equipment, net at June 30, 2010 and December 31, 2009 is summarized below:

	June 30, 2010	December 31, 2009

	(In thousands)
Office equipment	$2,416	$2,412
Office equipment—capital leases	331	313
Leasehold improvements	1,546	1,546

	4,293	4,271
Accumulated depreciation and amortization	(3,499)	(3,278)

Total	$794	$993

          Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended June 30, 2010 and 2009 and $0.2 million for each of the six-month period ended June 30, 2010 and 2009, respectively.

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

          The allowance for product returns at June 30, 2010 and December 31, 2009 was $0.7 million and $1.0 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Allowances for Medicaid, other government rebates and other rebates

          The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at June 30, 2010 and December 31, 2009 was $0.4 million and $0.3 million, respectively. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

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

          Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. The Company had no deferred research and development costs as of June 30, 2010 and December 31, 2009 and had no amortization expense for the six months ended June 30, 2010 and 2009 based on services performed. All other research and development costs are charged to expense as incurred, including $0.2 and $0.1 million of fees incurred during the six months ended June 30, 2010 and 2009, respectively, to reserve manufacturing capacity at the Company’s third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The Company’s basic and diluted weighted-average number of common shares outstanding as of June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In thousands)
Basic	66,906	59,594	66,634	56,804
Incremental common stock equivalents	—	—	—	—

Diluted	66,906	59,594	66,634	56,804

          At June 30, 2010 and 2009, all in-the-money stock options, unvested restricted stock and warrants were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

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

          On April 6, 2010, an investor exercised its warrant to purchase 406,309 shares of the Company’s common stock. The Company received $4.2 million in cash proceeds from the exercise of this warrant. The shares issued in connection with the exercise of this warrant represent approximately 8% of the total number of shares of the Company’s common stock underlying the warrants originally issued on April 8, 2009.

          In the event that the Company enters into a merger or change of control transaction, each holder of a warrant will be entitled to receive consideration as if it had exercised its warrant immediately prior to such transaction, or it may require the Company to purchase the warrant at the Black-Scholes value of the warrant on the date of such transaction.

          The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Income (Expense), net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability is determined at each reporting period by utilizing a Monte Carlo simulation model that takes into account estimated probabilities of possible outcomes provided by the Company. The fair value of the warrant liability was $12.6 million on April 8, 2009, the date the warrants were issued.

          At June 30, 2010, the fair value of the warrant liability determined utilizing a Monte Carlo simulation model was approximately $14.0 million compared to $24.2 million as of December 31, 2009. The decrease in the fair value of the warrants from December 31, 2009 to June 30, 2010 mainly reflects the reduction in the remaining exercise period, the decrease in the stock price as well as the exercise of a warrant to purchase 406,309 shares of the Company’s common stock on April 6, 2010.

          During the three months ended June 30, 2010, the Company recorded income of approximately $6.2 million within Other Income (Expense), net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants. During the six months ended June 30, 2010, the Company recorded income of approximately $8.3 million within Other Income (Expense), net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 11—Share-Based Compensation

          In 2001, the Company adopted its 2001 Stock Option Plan. The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors), non-employee directors (“Directors”) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant, or incentive and non-qualified performance-based stock awards. Options generally become exercisable ratably over three or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance.

          In 2004, the Company adopted its 2004 Incentive Plan which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee of the Company’s Board of Directors to award stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.8 million shares remain available for future grant at June 30, 2010.

          Total compensation cost that has been charged against income related to the above plans was $1.0 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively and $2.4 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. The exercise of stock options and the vesting of restricted stock during the three and six months ended June 30, 2010 generated an income tax deduction of approximately $0.7 million and $3.0 million, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit will be recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the six months ended June 30, 2010 and 2009, respectively.

          The following table summarizes stock-based compensation related to the above plans by expense category for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In thousands)
Research and development	$399	$552	$979	$1,476
Selling, general and administrative	561	794	1,353	1,879

Total non-cash compensation expense related to share-based compensation included in operating expense	$960	$1,346	$2,332	$3,355

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

          The weighted-average key assumptions used in determining the fair value of options granted for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Weighted-average volatility	77%	76%	78%	76%
Weighted-average risk-free interest rate	2.8%	2.6%	2.9%	2.4%
Weighted-average expected life in years	7.2	6.6	6.9	6.7
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$8.28	$4.38	$8.87	$3.89

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          During the six months ended June 30, 2010 and 2009, the Company issued 188,000 shares and 613,000 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $1.2 million and $3.6 million, respectively. For the three months ended June 30, 2010 and 2009, approximately $0.5 million and $0.7 million, respectively, of stock option compensation cost was charged against income. For the six months ended June 30, 2010 and 2009, approximately $1.3 million and $1.9 million, respectively, of stock option compensation cost was charged against income. As of June 30, 2010, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          Stock option activity during the six months ended June 30, 2010, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options

	(In thousands, except weighted-average data)
Outstanding at December 31, 2009	2,406	$8.07	7.46	$14,592
Granted	58	12.27
Exercised	(188)	6.21
Cancelled	(152)	14.98

Outstanding at June 30, 2010	2,124	$7.85	7.04	$11,448

Exercisable at June 30, 2010	1,045	$7.95	6.14	$6,895

          The weighted-average grant date per share fair value for options granted during the six months ended June 30, 2010 and 2009 was $8.87 and $3.89, respectively. The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the six months ended June 30, 2010 was approximately $1.4 million. The closing price per share of the Company’s common stock was $12.60 and $13.83 on June 30, 2010 and 2009, respectively.

     Stock Options that Contain Performance and Market-Based Conditions

     Performance or Market Conditions

          During the six months ended June 30, 2010, the Company recorded no compensation expense related to stock option awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At June 30, 2010, approximately 102,000 potential stock option shares with performance or market conditions remained unvested. Stock option awards with performance or market conditions encompass performance targets set for senior management personnel through the end of 2010 and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be attained.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          A summary of the status of the Company’s non-vested stock option awards that contain performance or market conditions as of December 31, 2009, and changes during the six months ended June 30, 2010, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

	(Shares in thousands)
Non-vested at December 31, 2009	102	$7.43
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2010	102	$7.43

          The Company did not grant any stock option awards that contain performance or market conditions during the six months ended June 30, 2010. No stock option awards, containing performance or market conditions, vested during the six months ended June 30, 2010.

     Restricted Stock

          The Company grants restricted stock and restricted stock unit (“RSU”) awards to its employees and to its directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the six months ended June 30, 2010, the Company issued 31,000 shares of restricted stock amounting to $365,000 in total aggregate fair market value. For the six months ended June 30, 2010 and 2009, approximately $1.1 million and $1.4 million, respectively, of deferred restricted stock compensation cost was charged against income. At June 30, 2010, approximately 410,000 shares remained unvested and there was approximately $3.0 million of unrecognized compensation cost related to restricted stock and RSUs.

          A summary of the status of the Company’s unvested restricted stock and RSUs as of December 31, 2009, and changes during the six months ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

	(Shares in thousands)

Unvested at December 31, 2009	500	$10.55
Granted	31	11.65
Vested	(117)	10.09
Forfeited	(4)	8.03

Unvested at June 30, 2010	410	$10.80

          The weighted-average grant date fair value for restricted stock awards granted during the six months ended June 30, 2010 and 2009 was $11.65 and $5.78 per share, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2010 and 2009, was $1.5 million and $1.7 million, respectively.

     Restricted Stock Awards that Contain Performance or Market Conditions

          During the six months ended June 30, 2010 and 2009, the Company recorded $50,000 and $0, respectively, of compensation expense related to restricted stock awards that contain performance or market conditions. At June 30, 2010, approximately 217,000 shares of restricted stock that may potentially vest with performance or market conditions remained unvested. Restricted stock awards with performance or market conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $3.2 million of additional compensation expense if the performance targets are met or expected to be attained.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2009, and changes during the six months ended June 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

	(Shares in thousands)
Unvested at December 31, 2009	217	$14.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2010	217	$14.67

          The Company did not grant any restricted stock awards that contain performance or market conditions during the six months ended June 30, 2010. No vesting of restricted stock awards that contain performance or market conditions occurred during the six months ended June 30, 2010.

     Employee Stock Purchase Plan

          In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For the six month periods ended June 30, 2010 and 2009, approximately $0.2 million and $0.1 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

     Note 12—Other Current Liabilities

          The components of Other Current Liabilities at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009

	(In thousands)
Returned product liability	$2,258	$2,385
Manufacturing and technology transfer services	2,342	2,464
Severance	1,385	3,191
Salaries and related expenses	1,341	239
Accrued taxes	732	760
Allowance for product returns	680	1,033
Clinical research organization expenses	613	805
Allowance for product rebates	392	303
Legal and professional fees	238	388
Other	1,032	905

Total	$11,013	$12,473

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 13—Other Liabilities

          The components of Other Liabilities at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009

	(In thousands)
Unrecognized tax benefit (1)	$10,142	$10,011
Capital leases	73	98

Total	$10,215	$10,109

(1)	See Note 14 to the Company’s Consolidated Financial Statements for further discussion of unrecognized tax benefits.

     Note 14—Income Taxes

          The Company did not record an income tax provision or benefit for the six months ended June 30, 2010 due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain. At June 30, 2010, the Company has recorded an additional deferred tax asset which is fully offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future.

          The total amount of federal, state and local unrecognized tax benefits was $10.1 million at June 30, 2010 and $10.0 million at December 31, 2009, including accrued penalties and interest. The increase in the Company’s liability for unrecognized tax benefits from December 31, 2009 to June 30, 2010 is primarily the result of $0.1 million of interest and penalties accrued on previously recorded unrecognized tax benefits.

          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Other Income (Expense), net, in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. Since adopting FASB ASC 740-10, Income Taxes, the Company has recorded a liability of approximately $1.1 million and $0.5 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued liability for interest and penalties for unrecognized tax benefits increased by $0.1 million during the six months ended June 30, 2010.

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

          At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at June 30, 2010 and December 31, 2009, the Company’s valuation allowance against its deferred income tax assets was $155.6 million and $125.8 million, respectively. As of June 30, 2010 and December 31, 2009, $4.2 million of the net deferred tax assets remaining were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

     Note 15—Commitments and Contingencies

     Commitments

          In April 2010, the Company entered into a First Amendment to the Supply Agreement with NOF Corporation of Japan (“NOF”), pursuant to which the annual purchase obligation for 2010 for PEG raw materials was reduced from $2.2 million to $1.5 million. There have been no other material changes to the Company’s contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2009.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at June 30, 2010 and December 31, 2009. The Company subleased approximately 7,090 square feet at a base average annual rental of $0.2 million through February 2009. In March 2009, the sublease agreement was terminated and as a result, the Company’s net annual rental expense increased to approximately $1.9 million. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

          Rent expense was approximately $0.9 million and $1.0 million for the six month periods ended June 30, 2010 and 2009, respectively. Rent expense is presented net of the sublease arrangement, within Research and Development and Selling, General and Administrative expense in the consolidated statement of operations for the three-month periods ended June 30, 2010 and 2009.

          The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following calendar years are:

(in thousands)

2010	$1,865
2011	$1,871
2012	$1,867
2013	$467
2014	$—

          In September 2009, the Company completed a plan of termination pursuant to which it reduced its workforce by 25 employees. This termination was in addition to a previous termination of nine employees in August 2009. In connection with the plan of termination, the Company incurred charges of $2.3 million. The Company recorded $1.2 million in severance-related expenses during the quarter ended September 30, 2009 and an additional $1.1 million of stock-based compensation expense during the quarter ended December 31, 2009, as a result of modifications to stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following cessation of employment, coupled with accelerating the vesting to immediately vest any unvested stock options. The severance-related expenses resulted in cash expenditures of $0.7 million during the quarter ended December 31, 2009, $0.4 million during the quarter ended March 31, 2010 and $0.1 million during the quarter ended June 30, 2010.

          At June 30, 2010, the Company had employment agreements with three senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

     Contingencies

          In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. In May 2010, the Company attended an appeals conference with the Conference and Appeals Branch of the New Jersey Division of Taxation to discuss its case in contesting the Sales & Use Tax assessment, however, a ruling has not yet been made.

          In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges the Company breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, Savient filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the court issued an order granting the Company’s motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which Savient filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which will extend through the fall of 2010 before the Court determines the best manner to proceed in making its decision. Berger filed his Appeal Brief on May 10, 2010 and the

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

Company filed its Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to the Company’s Cross-Appeal is due on September 7, 2010, and the Company’s Reply to the appellant’s Response is due on September 22, 2010. Following the completion of the briefing submissions, the Court will issue further instructions on whether the matter will be scheduled for oral arguments or if the appeal will be decided on the papers. The Company intends to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

          In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition to the Company’s motion to dismiss and the Company filed its reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to the Company’s motion to dismiss and the Company is awaiting the Court’s decision. The Company intends to vigorously defend against this action.

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

          The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2010, the Company had not recorded a liability for any obligations arising as a result of these indemnification obligations.

     Note 16—Segment Information

          The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA.

     Note 17—Investment Income (Expense), Net

          The Company’s Investment income (expense), net for the three and six months ended June 30, 2010 and 2009, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In thousands)
Interest and dividend income from cash, cash equivalents and investments	$31	$35	$49	$69
Realized losses on redemptions of short-term investments	—	(62)	—	(298)

Total investment income (expense), net	$31	$(27)	$49	$(229)

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 18—Other Income (Expense), Net

          The Company’s Other Income (Expense), net for the three and six months ended June 30, 2010 and 2009, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In thousands)
Realized gain (loss) on change in valuation of warrant liability	$6,200	$(35,881)	$8,327	$(35,881)
Other non-operating expenses	(61)	(174)	(123)	(287)

Total other income (expense), net	$6,139	$(36,055)	$8,204	$(36,168)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, any statements about the FDA’s consideration of our BLA for KRYSTEXXA™, our ability to obtain necessary FDA and foreign regulatory approvals for KRYSTEXXA, our ability to find a buyer for our company and reach agreement on a definitive acquisition agreement with a buyer, our ability to complete the development of and execute our commercial strategy for KRYSTEXXA, if we are not able to consummate a sale of our company, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, and the market size for KRYSTEXXA and its degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products or product approvals, future performance, financing needs, liquidity or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

          On March 15, 2010, we resubmitted our Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for KRYSTEXXA. The resubmission included data from three consecutive validation batches of pegloticase active pharmaceutical ingredient, or API, drug substance, additional and improved analytical methods for the control and release of pegloticase API and KRYSTEXXA and other data which are designed to address the deficiencies and observations raised by the FDA in its July 31, 2009 Complete Response Letter, or CRL. Our submission also included a safety update from the remaining studies that were ongoing at the time of the previous 120-day safety update and additional documentation on prescribing and labeling information, Risk Evaluation and Mitigation Strategy, or REMS, program materials and a patient medication guide.

          On March 30, 2010, the FDA acknowledged receipt of and accepted for review, our resubmitted BLA for KRYSTEXXA. The FDA has deemed the resubmission a complete, class 2 response and has established September 14, 2010 as the Prescription Drug User Fee Act, or PDUFA, action date. On July 28, 2010, we submitted to the FDA the final three and six-month stability data for the pegloticase API drug substance validation batches manufactured in late October 2009 and the final KRYSTEXXA drug product manufactured from those validation batches in November 2009. We submitted this data to the FDA in response to its request, made during our September 2009 Type A meeting, that we submit final stability data at least 30 days prior to the PDUFA date to provide the FDA with adequate time for review.

          Our strategic plan is to seek approval from the FDA of our BLA filing for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010, and to seek a sale of our company post-approval of the KRYSTEXXA BLA. Our Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders. If we are not able to consummate a sale of the Company on terms acceptable to us, we intend, and plan to be in a position to, independently pursue commercialization of KRYSTEXXA in the United States.

          Currently, we sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will remain flat or continue to decrease in future periods.

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

          During the six months ended June 30, 2010 and 2009, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our cost of expenses and indicates the significance of research and development costs related to our development of KRYSTEXXA as well as percentage of total cost of expenses for the periods indicated:

	Three months ended June 30,				Six months ended June 30,

	2010		2009		2010		2009

	(In thousands)
Cost of goods sold	$381	3.1%	$372	1.9%	$577	2.4%	$863	2.1%
Research and development	7,233	59.5%	11,638	60.0%	13,563	57.4%	24,401	57.9%
Selling, general & administrative	4,553	37.4%	7,397	38.1%	9,499	40.2%	16,865	40.0%

Total costs and expenses	$12,167	100.0%	$19,407	100.0%	$23,639	100.0%	$42,129	100.0%

          Our revenues for the six months ended June 30, 2010 and 2009 were derived primarily from product sales of Oxandrin and our authorized generic version of oxandrolone. Our product revenues and expenses have in the past displayed, and may in the future continue to display, significant variations. These variations may result from a variety of factors, including:

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

•

receiving FDA and other foreign regulatory approvals of the third-party manufacturing facilities used to produce the active pharmaceutical and other ingredients used in KRYSTEXXA, as well as for facilities used by our third-party fill and finish provider and those third-party laboratories which conduct such product tests and assays as may be required by relevant regulatory agencies,

•

the FDA, or other similar foreign regulatory authority, not agreeing with our interpretation of the long-term safety data of the Open Label Extension, or OLE, and re-exposure studies and other clinical trials,

•	producing batches of pegloticase API drug substance and other ingredients used in KRYSTEXXA in commercial quantities through a validated process,

•	maintaining and, as appropriate, entering into additional commercial manufacturing arrangements for KRYSTEXXA,

•	regulatory approval of the relevant launching and marketing materials,

•	acceptance of KRYSTEXXA by physicians, patients, healthcare payors and others in the medical community, and

•	our ability to raise substantial additional capital.

          The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three months ended June 30,				Six months ended June 30,

	2010		2009		2010		2009

	(In thousands)
Oxandrin	$339	34.3%	$(264)	-38.9%	$778	37.4%	$(126)	-7.1%
Oxandrolone	648	65.7%	943	138.9%	1,302	62.6%	1,890	107.1%

	$987	100.0%	$679	100.0%	$2,080	100.0%	$1,764	100.0%

     Results of Operations for the Three Months Ended June 30, 2010 and June 30, 2009

     Revenues

          Total revenues increased $0.3 million, or 45%, to $1.0 million for the three months ended June 30, 2010, as compared to $0.7 million for the three months ended June 30, 2009. Gross sales of Oxandrin increased by $0.1 million, or 24%, to $0.7 million for the three months ended June 30, 2010, from $0.6 million for the three months ended June 30, 2009. Net sales of Oxandrin increased by $0.6 million for the three months ended June 30, 2010 versus the same period in the prior year due primarily to higher prior year experience adjustments relating to reserves for product returns and customer rebates.

          We expect that sales of Oxandrin will remain flat or continue to decrease in future periods depending on various factors, including the pricing of competing generic products, the number of competing products and overall demand in the marketplace.

          Oxandrolone generated lower net sales for the three months ended June 30, 2010, decreasing $0.3 million, or 31%, to $0.6 million from $0.9 million for the three months ended June 30, 2009. The lower sales of oxandrolone resulted from increased generic competition.

     Cost of goods sold

          Cost of goods sold remained unchanged at $0.4 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

     Research and development expenses

          Research and development expenses decreased by $4.4 million, or 38%, to $7.2 million for the three months ended June 30, 2010, from $11.6 million for the three months ended June 30, 2009. The lower expenses resulted from higher prior year expense of $2.0 million for consulting services primarily associated with our preparation for the June 2009 FDA Advisory Committee meeting for KRYSTEXXA. Additionally, clinical trial costs were lower by $1.1 million because the 2009 period included costs associated with the 2009 wind down of our OLE study. Severance expense was also lower by $1.0 million because the 2009 period included costs associated with the June 2009 resignation of our former Chief Medical Officer.

          Selling, general and administrative expenses

          Selling, general and administrative expenses decreased $2.8 million, or 38%, to $4.6 million for the three months ended June 30, 2010, from $7.4 million for the three months ended June 30, 2009. The decrease was primarily due to $2.0 million in lower marketing expenses because the 2009 period included costs associated with our preparation for the possible commercial launch of KRYSTEXXA in that year. Additionally, our outside legal expenses associated with the shareholder class action litigation decreased by $0.3 million in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, and our compensation related expenses decreased by $0.5 million in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of the reduction in force initiative that we implemented in September 2009.

     Investment income (expense), net

          Investment income increased $0.1 million to $31,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily attributable to a realized loss of $0.1 million recorded during the three months ended June 30, 2009 resulting from redemptions of our investment in the Columbia Strategic Cash Portfolio, or the Portfolio.

     Other income (expense), net

          Other income increased $42.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was partly due to the mark-to-market valuation adjustment to our warrant liability in the current year which resulted in a $6.2 million gain due to the depreciation in fair market value of our warrants in addition to the exercise of a warrant by a warrant holder. The depreciation in fair market value during the three months ended June 30, 2010 resulted from a reduction in the remaining term of the warrants coupled with a lower price per share of our common stock. Additionally, we recorded a $35.9 million loss on the mark-to-market valuation adjustment to our warrant liability during the three months ended June 30, 2009 resulting from appreciation in the fair market value of our warrants.

     Income tax benefit

          We did not record an income tax benefit or expense during the three months ended June 30, 2010 or 2009 as we no longer have the ability to carry back losses to previous years to recover taxes paid. It is uncertain that we will be able to utilize these net operating losses against future income.

     Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009

     Revenues

          Total revenues increased $0.3 million, or 18%, to $2.1 million for the six months ended June 30, 2010, as compared to $1.8 million for the six months ended June 30, 2009. Gross sales of Oxandrin decreased by $0.4 million, or 29%, to $1.1 million for the six months ended June 30, 2010, from $1.5 million for the six months ended June 30, 2009. The decrease was due to lower overall demand for the product as a result of increased generic competition. Net sales of Oxandrin increased by $0.9 million for the six months ended June 30, 2010 versus the prior year due to higher prior year experience adjustments relating to reserves for product returns and customer rebates.

          Oxandrolone generated lower net sales for the six months ended June 30, 2010, decreasing $0.6 million, or 31%, to $1.3 million from $1.9 million for the six months ended June 30, 2009. The lower sales of oxandrolone resulted from increased generic competition.

     Cost of goods sold

          Cost of goods sold decreased $0.3 million, or 33%, to $0.6 million for the six months ended June 30, 2010, from $0.9 million for the six months ended June 30, 2009. The decrease was primarily due to lower sales of our authorized generic oxandrolone product as a result of increased generic competition.

     Research and development expenses

          Research and development expenses decreased by $10.8 million, or 44%, to $13.6 million for the six months ended June 30, 2010, from $24.4 million for the six months ended June 30, 2009. The lower expenses resulted from a $1.9 million decrease in manufacturing development related expenses including $1.7 million of costs associated with the production of commercial batches of pegloticase API by our third-party manufacturer, Bio-Technology General (Israel) Ltd., or BTG, and $1.6 million of costs associated with technology transfer expenses at Diosynth RTP, or Diosynth, our potential secondary source supplier of pegloticase API, during the six months ended June 30, 2009. Partially offsetting these lower manufacturing development expenses was a $1.5 million increase in PEG raw material purchases during the six months ended June 30, 2010 to be utilized for the production of validation batches at Diosynth and commercial batches at BTG.

          The decrease in research and development expenses also resulted from higher prior year expense of $3.0 million for consulting services primarily associated with our preparation for the June 2009 FDA Advisory Committee meeting for KRYSTEXXA. Compensation expense was lower by $3.9 million for the six months ended June 30, 2010 due to a reduction in force implemented in September 2009 and severance expense for the six months ended June 30, 2010 was lower because the 2009 period included costs associated with the June 2009 resignation of our former Chief Medical Officer and Senior Vice President of Quality and Regulatory Affairs. Additionally, clinical trial costs for the six months ended June 30, 2010 were lower by $1.0 million because the 2009 period included costs associated with the 2009 wind down of our OLE study.

     Selling, general and administrative expenses

          Selling, general and administrative expenses decreased $7.4 million, or 44%, to $9.5 million for the six months ended June 30, 2010, from $16.9 million for the six months ended June 30, 2009. The decrease was primarily due to fewer marketing costs as compared to those incurred in the 2009 period, which included $3.4 million associated with the preparation for a possible commercial launch of KRYSTEXXA in 2009. Additionally, the lower cost reflected a decrease of $2.1 million in compensation related expenses as a result of the reduction in force implemented in September 2009 coupled with severance costs recorded in the prior year. Additionally, our outside legal expenses associated with the Koncelik shareholder class action litigation decreased by $0.8 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

     Investment income (expense), net

          Investment income increased $0.3 million to $49,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily attributable to a realized loss of $0.3 million recorded during the six months ended June 30, 2009 resulting from redemptions of our investment in the Portfolio.

     Other income (expense), net

          Other income increased $44.4 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was partly due to the mark-to-market valuation adjustment to our warrant liability in the current year, which resulted in a $8.3 million gain due to the depreciation in fair market value of our warrants, as well as the exercise of a warrant by a warrant holder. The depreciation in fair market value during the six months ended June 30, 2010 resulted primarily from a reduction in the remaining term of the warrants coupled with a lower price per share of our common stock. Additionally, we recorded a $35.9 million loss on the mark-to-market valuation adjustment to our warrant liability during the six months ended June 30, 2009 resulting from appreciation in the fair market value of our warrants.

     Income tax benefit

          We did not record an income tax benefit or expense during the six months ended June 30, 2010 or 2009 as we no longer have the ability to carry back losses to previous years to recover taxes paid. It is uncertain that we will be able to utilize these net operating losses against future income.

     Liquidity and Capital Resources

          As of June 30, 2010, we had $89.0 million in cash, cash equivalents and short-term investments as compared to $108.2 million as of December 31, 2009. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

          Our strategic plan is to seek approval from the FDA of our BLA for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010 and seek a sale of our company post-approval of the KRYSTEXXA BLA. Our Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders. If we are not able to consummate a sale of the Company on terms acceptable to us, we intend, and plan to be in a position to, independently pursue commercialization of KRYSTEXXA in the United States. If we independently pursue the commercialization of KRYSTEXXA in the United States, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for at least the next 14 months. Assuming we do not receive FDA approval of our BLA for KRYSTEXXA this year, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for at least the next 19 months. We are continuing to engage in an active effort to assess our expenditures and align our cash outlays more closely with the potential FDA approval of KRYSTEXXA on September 14, 2010 in order to enhance our process to conserve cash.

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

          The warrants are exercisable at any time on or after the date of issuance and expire on November 2, 2010. We may, at our or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise. In the event that we enter into a merger or change of control transaction, each holder of a warrant will be entitled to receive consideration as if it had exercised the warrant immediately prior to such transaction, or it may require us to purchase the warrant at the Black-Scholes value at the time of such transaction.

          On April 6, 2010, an investor exercised its warrant to purchase 406,309 shares of our common stock. We received $4.2 million in cash proceeds from the exercise of this warrant. The shares issued in connection with the exercise of this warrant represent approximately 8% of the total number of shares of our common stock underlying warrants originally issued on April 8, 2009.

          In October 2009, we completed an underwritten public offering of 4,945,000 shares of our common stock for net proceeds of $61.4 million. We are using the net proceeds from this offering to complete our ongoing development effort to seek FDA approval of KRYSTEXXA, to develop a program of regulatory filings and review of KRYSTEXXA in other countries, to engage a global secondary source supplier and a secondary fill and finish manufacturer for KRYSTEXXA and for working capital and other general corporate purposes

          As a result of the deficiencies cited by the FDA in the CRL to the KRYSTEXXA BLA and our decision to revert to the Phase 3 manufacturing process, launch quantity finished product batches of KRYSTEXXA previously manufactured will not be available for commercial distribution. Therefore, except for portions of these batches being utilized for stability and other analytical testing, the remaining quantities of this finished product were destroyed. We believe we may incur approximately $5.1 million of cash outlays in the future to replace these launch quantities of finished product. The costs for these finished product batches were expensed as incurred as research and development expenses within our consolidated statements of operations when the batches were manufactured.

     Tax Benefits

          In the first half of 2010, we generated a net operating loss for federal income taxes that we currently do not benefit from. This net operating loss will be carried forward until we become profitable. In February 2010, we received an additional $2.0 million refund of federal income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

     Cash Flows

          Cash used in operating activities of $24.8 million for the six months ended June 30, 2010 reflects our net loss for the period of $13.3 million, the reduction in accounts payable of $6.2 million primarily as a result of contractual payments and a non-cash gain of $8.3 million as a result of the mark-to-market valuation of our warrant liability. Partially offsetting the cash outflows above was the $2.0 million refund received in February 2010 of income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009. Cash used in investing activities of $19.9 million during the six months ended June 30, 2010 reflects the purchase of held-to-maturity securities encompassing bank certificates of deposit. We received $5.6 million in cash proceeds from financing activities due to the issuance of common stock, primarily resulting from the exercise of a warrant amounting to $4.3 million as well as the exercise of stock options amounting to $1.4 million.

          For the six months ended June 30, 2009, we used net cash of $35.9 million in operating activities. This resulted primarily from our net loss for the period of $76.8 million offset by $5.5 million in cash received from our U.S. federal income tax refund as a result of the carry back of our 2008 federal net operating losses against 2006 taxable income and a non-cash charge of $35.9 million as a result of increased valuation of our warrant liability primarily due to the increase in our common stock price from the date of the warrant issuance through June 30, 2009. We also received $32.9 million in cash from financing activities, $29.0 million resulting from net proceeds from our registered direct offering on April 8, 2009 and $3.9 million in proceeds from the issuance of common stock, primarily due to the exercise of stock options. We received $1.5 million from investment activities resulting primarily from redemptions of our investment in the Portfolio. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations.

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

     Funding Requirements

          Our strategic plan is to seek approval from the FDA of our BLA for KRYSTEXXA, advance our plans for a regulatory filing in the European Union in late 2010 and seek a sale of our company post-approval of the KRYSTEXXA BLA. Our Board of Directors, with input from its financial advisors, has made this determination after a careful and thorough evaluation of potential strategic alternatives. We believe that a sale of our company post-approval would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders.

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

     Contractual Obligations

          In additional to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, in April 2010, we entered into a First Amendment to the Supply Agreement with NOF Corporation of Japan, or NOF, pursuant to which the annual purchase obligation for 2010 for PEG raw materials was reduced from $2.2 million to $1.5 million. There have been no other material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

          We have a liability for unrecognized tax benefits of $10.1 million as of June 30, 2010. We are unable to reasonably estimate the amount or timing of payments for this liability, if any.

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

          Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We have not deferred any research and development costs as of June 30, 2010 and December 31, 2009 and have recorded $0 and $0.7 million of amortization expense for the six months ended June 30, 2010 and 2009, respectively, based on services performed. The deferred balance would be included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $0 and $0.1 million of fees incurred during the six months ended June 30, 2010 and 2009, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA.

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

          We grant stock options that contain service conditions to employees and Directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a three or four-year period and options granted to Directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to Directors are granted on an annual basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the six months ended June 30, 2010 and 2009, we issued 188,000 shares and 613,000 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $1.2 million and $3.6 million, respectively. For the six months ended June 30, 2010 and 2009, approximately $1.3 million and $1.9 million, respectively, of stock option compensation cost was charged against income. As of June 30, 2010, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation expense which is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          During the six months ended June 30, 2010, we recorded no compensation expense related to stock option awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At June 30, 2010, approximately 102,000 potential stock option shares with performance or market conditions remained unvested. Stock option awards with performance or market conditions encompass performance targets set for senior management personnel through the end of 2010 and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be attained.

          We grant restricted stock awards that contain service conditions to our employees and to our Directors. Additionally, we also grant RSUs to Directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to Directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the six months ended June 30, 2010, we issued 31,000 shares of restricted stock at a weighted-average grant date fair value of $11.65 per share amounting to $365,000 in total aggregate fair market value. During the six months ended June 30, 2010 and 2009, approximately $1.1 million and $1.4 million, respectively, of deferred restricted stock compensation cost was charged against income. At June 30, 2010, approximately 410,000 shares remained unvested and there was approximately $3.0 million of unrecognized compensation cost related to restricted stock and RSUs that contain service conditions.

          During the six months ended June 30, 2010 and 2009, we recorded $50,000 and $0, respectively, of compensation expense related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of certain specific strategic objectives, including FDA marketing approval of KRYSTEXXA and other business development objectives. At June 30, 2010, approximately 217,000 shares of restricted stock with performance or market conditions remained unvested and could result in approximately $3.2 million of additional compensation expense if the performance targets are met or expected to be achieved.

          Income taxes. In the six months ended June 30, 2010, we generated a net operating loss for federal income tax purposes. The Company did not record an income tax benefit as it is uncertain when or if this loss will be utilized.

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of June 30, 2010 of $155.6 million. The increase in valuation allowance is primarily due to an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

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

          The total amount of federal, state and local liabilities for unrecognized tax benefits was $10.1 million as of June 30, 2010, including accrued penalties and interest. The net increase of $5.5 million in the liability for unrecognized tax benefits subsequent to adoption of the new accounting guidance on accounting for uncertainties in income taxes as codified under Financial Accounting Standards Board, or FASB, ASC 640, Income Taxes, resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

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

          Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes determinations relating to recording impairment losses for OTT through the consideration of various factors such as management’s intent to sell an investment before the recovery of its cost basis. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the six months ended June 30, 2010 and 2009, we did not experience or record realized investment losses due to OTT declines in fair value.

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

          Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The aggregate net product return allowance reserve was $0.7 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively.

          Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.4 million as of June 30, 2010 and $0.3 million as of December 31, 2009.

          Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates.

          We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves as of June 30, 2010 and June 30, 2009 were $1.4 million and $1.3 million, respectively.

     Accounting Pronouncements

          In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. We no not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

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

          There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

     Intellectual Property-Related Litigation

          In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, we filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the Court issued an order granting our motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which will extend through the fall of 2010 before the Court determines the best manner to proceed in making its decision. Berger filed his Appeal Brief on May 10, 2010 and we filed a Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to our Cross-Appeal is due on September 7, 2010, and our Reply to the appellant’s Response is due on September 22, 2010. Following the completion of the briefing submissions, the Court will issue further instructions on whether the matter will be scheduled for oral arguments or if the appeal will be decided on the papers. We intend to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

     Other Litigation

          In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss and we are awaiting the Court’s decision. We intend to vigorously defend against this action.

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

          The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, and we have denoted with an asterisk (*) in the following discussion those risk factors that have been materially revised since the filing of our Annual Report.

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

          On July 31, 2009, we received a CRL from the FDA stating that the FDA cannot at this time approve our BLA for KRYSTEXXA as a treatment for chronic gout in patients refractory to conventional therapy. The CRL:

•	cited deficiencies with the chemistry, manufacturing and controls, or CMC section of the BLA,

•	required a tightening of a number of analytical methods used to assess manufacturing and narrowing of analytical specifications associated with commercial production of pegloticase,

•	required that BTG remediate observations arising from the FDA pre-approval inspection of its manufacturing facility,

•	specified the requirements of a REMS program, and

•	required that we provide a follow-up pre-clinical and clinical safety update to the FDA.

          One of the issues raised by the FDA in the CRL addressed a change in the PEGylation reaction conditions that we made in the proposed process for manufacturing pegloticase API drug substance for commercial use of KRYSTEXXA final drug product. The FDA concluded that the comparability data that we submitted for the material manufactured using the proposed commercial manufacturing process was not adequate to demonstrate that it was representative of the material used to establish the safety and efficacy of KRYSTEXXA in the Phase 3 clinical trials. The FDA stated that we had the option of either reverting to and validating the manufacturing process used to produce pegloticase for the Phase 3 clinical trials or conducting additional clinical trials to support the use of KRYSTEXXA manufactured using the proposed commercial manufacturing process. We opted to pursue a reversion to the manufacturing processes used to manufacture pegloticase API drug substance for the Phase 3 trials, which we communicated to the FDA during our September 2009 Type “A” meeting. In late October 2009, as part of our validation campaign, we completed the manufacture of three consecutive batches of pegloticase API drug substance at BTG using the manufacturing process used to manufacture pegloticase API drug substance for the Phase 3 clinical trials. These batches were then manufactured into final KRYSTEXXA drug product in November 2009 and samples from each batch were placed on stability testing by early December 2009. Our third-party testing laboratories then performed in-process and final release analytical testing on each batch of pegloticase API drug substance and final drug product to validate their comparability to the drug substance and final drug product used in the Phase 3 clinical trials. We have received the analytical test results performed on these batches and, based on these results, we believe that we have successfully reverted to the Phase 3 manufacturing process and that the pegloticase API drug substance and final drug product produced in this validation campaign are comparable to the material used in the Phase 3 trial. It is possible that the FDA will disagree with our interpretation of the analytical testing results or will require us to redo the validation process used to produce pegloticase for the Phase 3 clinical trials.

          The CRL also required correction of deficiencies and observations cited by the FDA during its June 2009 pre-approval inspection of BTG’s manufacturing facilities. While remediation of the deficiencies and observations arising from the FDA pre-approval inspection had been underway since the June 2009 inspection in accordance with two work plans submitted to the FDA by BTG in June and July 2009, in October 2009 the FDA provided notification that these original work plans were not adequate and identified additional corrective actions that would be required to successfully remediate the deficiencies and observations noted in BTG’s facility. Since October 2009, BTG has been addressing additional chemistry and manufacturing controls issues with their facility. BTG submitted to the FDA in November and December 2009, reports of the steps that BTG has completed to date with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In addition, BTG included in its submissions its plans and framework for implementing a broad, continuous quality improvement plan. BTG received from the FDA a letter, dated early February 2010, stating that the corrective actions implemented by BTG and the additional commitments made by BTG appear to address the FDA’s concerns. The FDA also stated in its letter that it will verify these corrective actions and additional commitments during the FDA’s next inspection of BTG’s facility.

          Subsequently, as represented to the FDA, BTG submitted in February, April and June 2010, additional reports and documentation to the FDA providing additional progress updates of the steps that BTG has completed with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In late July 2010, we received an email communication from the FDA’s review team project manager responding to our inquiry seeking clarification as to whether the FDA intends to reinspect BTG’s facility prior to the September 14, 2010 PDUFA action date. This email states that an FDA reinspection of BTG is not planned in support of the KRYSTEXXA BLA prior to the PDUFA action date.

          We believe that our BLA resubmission made on March 15, 2010, combined with the submissions made and further work planned by BTG, fully address the deficiencies and observations raised by the FDA in the CRL. However, it is possible that the FDA may disagree with our belief. The FDA could change its position with respect to the need to reinspect the BTG facility prior to taking action on the KRYSTEXXA BLA and this may delay FDA’s decision on our BLA, or they might elect to reinspect BTG’s facility at their normal periodic GMP inspection dates with no impact on the potential approval. Whether the FDA changes its decision and reinspects BTG’s facility prior to approval or conducts its reinspection during their normal periodic GMP inspection of BTG, the FDA may, at that reinspection, determine that it is not satisfied with BTG’s corrective actions and additional commitments, or it may identify new deficiencies with BTG’s facility. Generally, the FDA may continue to raise additional issues, or reassert previously raised issues, with BTG’s facility at any time during or subsequent to its review of our BLA resubmission. It is also possible that the FDA could require us to repeat our manufacturing validation campaign once the FDA determines that BTG has resolved all of these issues to the satisfaction of the FDA, though we do not expect the FDA to take this step. Completing our efforts to address each of the issues identified by the FDA in the CRL has required additional time and expenditure of funds. Despite our efforts, we and BTG may not be able to adequately address the FDA’s concerns or the FDA may disagree with our conclusions that we have completely addressed its concerns, which may result in an additional delay in the approval of KRYSTEXXA, if approval is obtained at all. If KRYSTEXXA is not approved or if approval of KRYSTEXXA is substantially delayed, our business will be materially harmed.

          * We may not be able to execute our strategy to seek a sale of our company or execute upon our commercial strategy for KRYSTEXXA, or the commercialization of KRYSTEXXA may be significantly delayed, if the FDA requires us to conduct additional clinical trials prior to approval. In addition, we may elect or be required to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our United States filings with the FDA, which could restrict our marketing approval of KRYSTEXXA. Any of these results would materially harm our business.

          Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide the FDA and similar foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete, and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. The FDA indicated that it does not expect to require additional clinical trials in connection with our application for regulatory approval for the sale of KRYSTEXXA. However, the FDA may continue its evaluation of the safety data from our clinical trials, including the updated Integrated Safety Summary submitted as part of our BLA resubmission made on March 15, 2010, before granting regulatory approval for the sale of KRYSTEXXA, and may ultimately conclude that additional clinical trials are necessary to demonstrate its safety and efficacy. If the FDA were to determine that additional clinical trials of KRYSTEXXA are necessary, this would significantly delay the timeline for the FDA’s determination of whether to approve our BLA for KRYSTEXXA.

          We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the European Medicines Agency, or EMA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA if it is obtained. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to a REMS program, and could even cause our marketing approval to be revoked.

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

          The FDA included in its July 31, 2009 CRL, its latest comments on our proposed label language for our KRYSTEXXA BLA. This language is subject to change until we receive final approval of the BLA. In the event that the FDA provides marketing approval for KRYSTEXXA, the final label language may not be for an indication as broad as that set forth in the draft label language. Additionally, the approved label may prescribe safety limits or warnings that reduce the market for the product or increase the costs associated with the marketing, sale and use of the product. In addition, if the FDA approves our BLA, we will be required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program will include a Medication Guide for patients, a Communication Plan for health care providers, and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The REMS program is subject to further negotiation and final approval by the FDA. The FDA may further revise the REMS program at any time which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or pre-clinical studies. If imposed, such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future revenues.

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

          As of June 30, 2010, we had $89.0 million in cash and short-term investments, as compared to $108.2 million as of December 31, 2009. As of June 30, 2010, we had an accumulated deficit of $255.8 million. The development and commercialization of pharmaceutical products requires substantial funds, and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin and our authorized generic Oxandrin brand equivalent product, oxandrolone, have declined substantially in recent years. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position, and we do not have further non-core assets to divest.

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

          Even if we are able to bring KRYSTEXXA to market, it may not gain or maintain market acceptance by physicians, patients, health care payors or others in the medical community. We believe the degree of market acceptance of KRYSTEXXA, if approved for commercial sale, will depend on a number of factors, including, but not limited to the:

•	prevalence and severity of any side effects that we have observed to date or that we may observe in the future,

•	efficacy and potential advantages over alternative treatments,

•	ability to offer KRYSTEXXA for sale at competitive prices,

•	final labeling language,

•	terms of the final REMS program,

•	relative convenience and ease of administration of KRYSTEXXA compared with alternative products or treatments,

•	timing of the release of KRYSTEXXA to the public compared to alternative products or treatments,

•	willingness of the target patient population to try KRYSTEXXA and of physicians to prescribe it,

•	strength of marketing and distribution support, and

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent.

          For example, Uloric® (febuxostat) is a new treatment that received FDA approval in February 2009. Febuxostat lowers uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. While febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, we may experience reduced demand for KRYSTEXXA in the event febuxostat is used to treat patients who failed on or were contraindicated to allopurinol, or if patients are otherwise treated with febuxostat prior to being treated with KRYSTEXXA. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

     Our business may be harmed if we do not adequately predict the market size or customer demand for KRYSTEXXA.

          The market size, and the timing and amount of customer demand, for KRYSTEXXA will be difficult to predict. Based on the results of our Phase 3 trials, interim OLE study data and the draft labeling for KRYSTEXXA, we have conducted internal and commissioned external quantitative market research to forecast the size of the market for KRYSTEXXA. Based on the results of such quantitative market research, we currently estimate the market for KRYSTEXXA to be approximately 170,000 patients in the United States. Ultimately, if we are able to bring KRYSTEXXA to market, the size of the market and demand for KRYSTEXXA would be dependent on the final approved label language, which may be different than the draft language most recently provided by the FDA. If the FDA provides marketing approval for KRYSTEXXA, but with labeling that is materially different than the current draft labeling, the market for KRYSTEXXA could be significantly smaller than we expect. In addition, our REMS program is subject to final approval, and could limit our commercial success and result in lower than expected future revenues. Moreover, if the actual rate at which physicians prescribe KRYSTEXXA is lower than we have forecasted based upon our market research, then our revenues would also be lower than expected.

          In addition, demand for KRYSTEXXA may be harmed as a result of the introduction of new products to treat gout.

          If we overestimate market size or customer demand, we could incur significant unrecoverable costs from creating excess manufacturing or commercial marketing capacity. In addition, if KRYSTEXXA is approved and it receives a limited shelf life at the time of the product launch, we will incur lost revenues to the extent that any manufactured product is not sold and administered prior to its expiration. If we underestimate market size or customer demand, we may not be able to manufacture sufficient quantities of KRYSTEXXA that would enable us to realize the full potential of revenue from the sale of KRYSTEXXA and our business may be harmed as a result. Any of these results could materially harm our business.

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

          The Medicare Modernization Act, or MMA, enacted in 2003, contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of certain drugs from Canada, where there are government price controls. Controlled substances, biological products and certain other drugs that are infused, inhaled or intravenously injected are exempt from these provisions but it is possible that changes to the law could be made that would impact the ability to import these types of products. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services, or HHS, certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. This certification has not yet been made, and the Secretary of HHS has not announced any plans to do so. Even if the importation provisions of the MMA do not become effective, a number of other federal legislative proposals have been offered to implement similar changes to U.S. importation laws and to broaden permissible imports in other ways, such as expanding the number of countries from which importation is allowed. If the MMA importation provisions become effective, or if similar legislation or regulatory changes are enacted, this could permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

          In March 2010, the Patient Protection and Affordable Care Act of 2010 was enacted, which among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

          If we obtain marketing approval for KRYSTEXXA, such approval, along with the manufacturing processes, reporting of safety or adverse events, post-approval clinical data, labeling, advertising and promotional activities, and a REMS program, will be subject to continual requirements of, and review by, the FDA and other regulatory authorities, including thorough inspections of third-party manufacturing and testing facilities.

          These requirements include submission of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practices, or cGMP, relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The FDA enforces compliance with cGMP and other requirements through periodic unannounced inspections of manufacturing and laboratory facilities. The FDA is authorized to inspect drug manufacturing and testing facilities, records, files, papers, processes, and controls at reasonable times and within reasonable limits and in a reasonable manner, and we cannot refuse to permit entry or inspection.

          If, in connection with any future inspection, the FDA finds that we or any of our third-party manufacturers or testing laboratories are not in substantial compliance with cGMP requirements, the FDA may undertake enforcement action against us.

          Even if regulatory approval for KRYSTEXXA is granted, the approval may be subject to limitations on the indicated uses for which KRYSTEXXA may be marketed or to the conditions of approval. The approval may also contain requirements for costly post-marketing testing and surveillance to monitor KRYSTEXXA’s safety or efficacy. Later discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

•	revisions of or adjustments to the product labeling,

•	restrictions on the marketing or manufacturing of KRYSTEXXA,

•	imposition of postmarketing study or postmarketing clinical trial requirements,

•	imposition of new or revised REMS requirements, including distribution and use restrictions,

•	public notice of regulatory violations,

•	costly corrective advertising,

•	warning letters,

•	withdrawal of KRYSTEXXA from the market,

•	refusal to approve pending applications or supplements to approved applications,

•	voluntary or mandatory product recall,

•	fines or disgorgement of profits or revenue,

•	suspension or withdrawal of regulatory approvals, including license revocation,

•	shutdown, or substantial limitations on the operations of manufacturing facilities,

•	refusal to permit the import or export of products,

•	product seizure,

•	debarment from submitting certain abbreviated applications, and

•	injunctions or the imposition of civil or criminal penalties.

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

          The MMA, enacted in December 2003, has altered the way in which physician-administered drugs and biologics, such as KRYSTEXXA, are covered by Medicare and are reimbursed. Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits will be provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

          Moreover, the U.S. Congress has recently enacted legislation that will have a significant impact on the health care system. As part of this legislative initiative, Congress has enacted a number of provisions that are intended to reduce or limit the growth of health care costs, which could significantly change the market for pharmaceuticals and biological products.

          These recently enacted provisions could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

          If the FDA provides marketing approval for KRYSTEXXA, this product may also be eligible for reimbursement under Medicaid. If state-specific Medicaid programs do not provide adequate coverage and reimbursement for KRYSTEXXA, it may have a negative impact on our operations. Recently enacted legislation will increase the amount that pharmaceutical manufacturers are required to rebate to Medicaid and this may have a negative effect on our revenues.

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

          We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. If we are unable to consummate a sale of our company or pursue commercialization of KRYSTEXXA outside the United States through development and commercialization partnerships, third parties may be responsible for obtaining regulatory approvals outside the United States. If this occurs, we will depend on such third parties to obtain these approvals. The approval procedure varies among countries and can involve additional testing or pre-filing requirements such as a pediatric investigational plan. The EMA informed us that we must file such a plan prior to the filing of a Marketing Authorization Application. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

          * Foreign governments tend to impose strict price controls, which may adversely affect our revenues.

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

          The MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of certain drugs from Canada, where there are government price controls. Controlled substances, biological products and certain other drugs that are infused, inhaled or intravenously injected are exempt from these provisions but it is possible that changes to the law could be made that would impact the ability to import these types of products. These changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. This certification has not yet been made, and the Secretary of HHS has not announced any plans to do so. Even if the importation provisions of the MMA do not become effective, a number of other federal legislative proposals have been offered to implement similar changes to U.S. importation laws and to broaden permissible imports in other ways, such as expanding the number of countries from which importation is allowed. If the MMA importation provisions become effective, or if similar legislation or regulatory changes are enacted, this could permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

          We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including NOF for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, BTG for the production of the pegloticase drug substance, and Sigma-Tau PharmaSource, Inc., or Sigma-Tau (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010), located in Indianapolis, Indiana, for the production of the KRYSTEXXA drug product. These companies are our sole source suppliers for the mPEG-NPC, the pegloticase drug substance and the KRYSTEXXA drug product.

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

          BTG underwent a pre-approval inspection by the FDA in June 2009, as a result of which the FDA identified certain deficiencies and violations by BTG of cGMPs. Some of these deficiencies were significant and have required significant effort to remedy. The FDA has required that these deficiencies be corrected prior to the approval of the KRYSTEXXA BLA. While remediation of the deficiencies and observations arising from the FDA pre-approval inspection had been underway since the June 2009 inspection in accordance with two work plans submitted to the FDA by BTG in June and July 2009, we were advised by BTG at the end of October 2009 that the FDA had notified BTG that BTG’s proposed work plan was not satisfactory to the FDA, and identified to BTG actions that the FDA will require for BTG to successfully remediate these deficiencies and observations noted in their facility, and since October 2009, BTG has been addressing additional CMC issues with their facility.

          BTG submitted to the FDA, in November and December 2009, reports of the steps that BTG has completed to date with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In addition, BTG included in its submissions its plans and framework for implementing a broad, continuous quality improvement plan. In February 2010, BTG received from the FDA a letter stating that the corrective actions implemented by BTG and the additional commitments made by BTG appear to address the FDA’s concerns. The FDA also stated in its letter that it will verify these corrective actions and additional commitments during the FDA’s next inspection of BTG’s facility.

          Subsequently, as represented to the FDA, BTG submitted in February, April and June 2010, additional reports and documentation to the FDA providing additional progress updates of the steps that BTG has completed with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In late July 2010, we received an email communication from the FDA’s review team project manager responding to our inquiry seeking clarification as to whether the FDA intends to reinspect BTG’s facility prior to the September 14, 2010 PDUFA action date. This email states that an FDA reinspection of BTG is not planned in support of the KRYSTEXXA BLA prior to the PDUFA action date.

          We continue to closely monitor the on-going efforts by BTG and its parent company Ferring B.V. to satisfactorily address and correct these deficiencies and maintain cGMP compliance in line with the direction provided by the FDA. We believe that the submissions made and further work planned by BTG, fully address the deficiencies and observations raised by the FDA during its pre-approval inspection of BTG’s facilities. However, it is possible that the FDA may disagree with our belief. The FDA could change its position with respect to the need to reinspect the BTG facility prior to taking action on the KRYSTEXXA BLA and this may delay FDA’s decision on our BLA, or they might elect to reinspect BTG’s facility at their normal periodic GMP inspection dates with no impact on the potential approval. Whether the FDA changes its decision and reinspects BTG’s facility prior to approval or conducts its reinspection during their normal periodic GMP inspection of BTG, the FDA may, at that reinspection, determine that it is not satisfied with BTG’s corrective actions and additional commitments, or it may identify new deficiencies with BTG’s facility. Generally, the FDA may continue to raise additional issues, or reassert previously raised issues, with BTG’s facility at any time during or subsequent to its review of our BLA resubmission. It is also possible that the FDA could require us to repeat our manufacturing validation campaign once the FDA determines that BTG has resolved all of these issues to the satisfaction of the FDA, though we do not expect the FDA to take this step.

          Completing our efforts to address each of the issues identified by the FDA in the CRL has required additional time and expenditure of funds. Despite our efforts, we and BTG may not be able to adequately address the FDA’s concerns or the FDA may disagree with our conclusions that we have completely addressed its concerns, which may result in an additional delay in the approval of KRYSTEXXA, if approval is obtained at all. If KRYSTEXXA is not approved or if approval of KRYSTEXXA is substantially delayed, our business will be materially harmed.

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

          The manufacture and packaging of pharmaceutical products such as KRYSTEXXA are subject to the requirements of the FDA and similar foreign regulatory bodies. If we, or our third-party manufacturers, fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

          The manufacture and packaging of pharmaceutical products, such as KRYSTEXXA, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMPs and comparable requirements of foreign regulatory bodies. Failure by us, or our third-party manufacturers, to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

          We have engaged Diosynth, which is located in North Carolina, as a secondary source supplier of the pegloticase API drug substance used in KRYSTEXXA. In connection with the FDA’s consideration of Diosynth as a secondary source supplier of pegloticase, Diosynth is required to produce validation batches of the pegloticase API drug substance to demonstrate to the FDA that the materials produced at Diosynth are comparable to those produced at BTG. If the FDA approves BTG as a manufacturer of pegloticase drug substance used in KRYSTEXXA, and if we cannot establish to the satisfaction of the FDA that the pegloticase drug substance manufactured at Diosynth is comparable to the drug substance manufactured at BTG, we will not be permitted to use the pegloticase drug substance manufactured at Diosynth in the formulation of KRYSTEXXA for marketing in the United States. We do not expect FDA approval of the Diosynth manufacturing facility to be completed until the second half of 2011, at the earliest.

          If we elect to manufacture the pegloticase drug substance used in KRYSTEXXA at the facility of another third party, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMPs. Any such new facility could also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation of the manufacturing process would be required by the FDA, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand.

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

          We have outsourced the operation for KRYSTEXXA fill and finish services to a single company, Sigma-Tau. We have commenced efforts to engage a secondary third-party fill and finish manufacturer for KRYSTEXXA; however, at this time, we do not have redundancy in our supply chain for these fill and finish functions and currently have no substitute that can provide these services. If we successfully commercialize KRYSTEXXA and if Sigma-Tau is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish manufacturer or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish manufacturer or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis, and our business would be harmed.

          We rely on third parties to conduct our clinical development activities for KRYSTEXXA and those third parties may not perform satisfactorily, which could delay regulatory approval and commercialization of KRYSTEXXA.

          We do not independently conduct clinical development activities for KRYSTEXXA, including any additional clinical trials that may be required, or we may elect, to conduct in the future. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform these activities. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

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

          * If we are unsuccessful in consummating a sale of our company, we would need to seek a partner for the further development and commercialization of KRYSTEXXA, particularly outside the United States, and would expect to continue to depend on collaborations with third parties. If we are not successful in these efforts, we may fail to meet our business objectives.

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

          The success of any collaboration arrangement will depend heavily on the efforts and activities of any potential collaborators. Any potential collaborators will have significant discretion in determining the efforts and resources that they will apply to such collaborations. The risks that we face in connection with potential collaborations include the following:

•	collaboration agreements are generally for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause,

•

we expect to be required in any collaboration agreement, not to conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties,

•

collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us, and

•

collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in our industry. The ability of KRYSTEXXA to reach its potential could be limited if any potential collaborators decrease or fail to increase spending related to any collaboration.

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

          We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or MVP, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide MVP and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales of KRYSTEXXA based on the amount of cumulative net sales made by us or our sub-licensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sub-licensees during any quarter. As of June 30, 2010, we had made aggregate payments of approximately $1.7 million to MVP and Duke for the achievement of milestones under this agreement. If we obtain regulatory approval in one of five major global markets, which includes FDA approval in the United States, we will be required to make aggregate milestone payments of approximately $0.8 million under this agreement.

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

          Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The patents and, if issued, patent applications relating to KRYSTEXXA, would expire between 2019 and 2026, unless a patent term extension is obtained. Changes in either patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Patient Protection and Affordable Care Act of 2010 allows applicants seeking approval of biosimilar or interchangeable versions of biological products like KRYSTEXXA to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition.

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

          In the future, we may be involved in costly legal proceedings to enforce or protect our intellectual property rights or to defend against claims that we infringe the intellectual property rights of others.

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

          We continue to incur substantial operating losses from continuing operations. Our operating losses from continuing operations were $21.6 million for the six months ended June 30, 2010 and $81.2 million and $89.0 million for the years ended December 31, 2009 and 2008, respectively. Our operating losses from continuing operations are the result of two factors: increasing operating costs and decreasing product revenues. We have incurred and expect to continue to incur significant costs in connection with our research and development activities, including clinical trials, and from selling, general and administrative expenses associated with our operations. Product sales of Oxandrin and oxandrolone, on which our continuing operations have been substantially dependent, have declined substantially in recent years. Sales of Oxandrin and, since December 2006, oxandrolone, have accounted for 100% of our continuing net product sales.

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

          Sales of Oxandrin and oxandrolone have declined substantially in recent years due to generic competition. Our sales of Oxandrin and oxandrolone in the United States are also affected by fluctuations in the buying patterns of the three major drug wholesalers to which we principally sell these products. In the past, wholesalers have reduced their inventories of Oxandrin and oxandrolone. We expect that wholesalers will keep their inventory levels flat or continue to reduce them as a result of generic competition, which could further decrease our revenues from these products.

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

          In addition, we do not have the ability to independently distribute our oxandrolone tablets and depend on our distribution partner, Watson Pharma, Inc., or Watson, to distribute this product for us. If Watson fails to carry out its contractual obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be further harmed. In addition, we rely on a third-party manufacturer to produce Oxandrin and oxandrolone tablets. If it is unable to fulfill its manufacturing obligations to us, our ability to supply the market with Oxandrin and oxandrolone may be materially diminished and our existing market share may decrease.

          Our stock price is volatile, which could adversely affect your investment.

          Our stock price has been, and is likely to continue to be, volatile. Since January 1, 2009, our common stock has traded as high as $16.62 per share and as low as $3.45 per share. The stock market in general, and the market for biotechnology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	our ability to sustain our operations with our existing cash reserves,

•	whether we obtain regulatory approval for KRYSTEXXA, and the timing of such approval,

•	if we obtain regulatory approval for KRYSTEXXA, whether it achieves market acceptance,

•	the nature of post-marketing commitments,

•	the disclosure of information relating to the efficacy or safety of KRYSTEXXA,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	the costs of commercialization activities, including product marketing, manufacturing, sales and distribution,

•	our ability to obtain adequate capital resources to execute our business strategy,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries,

•	our issuance of additional shares of our common stock in capital raising transactions, or upon the exercise of outstanding warrants to purchase shares of our common stock,

•	general economic, industry and market conditions, and

•	other factors described in this “Risk factors” section.

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

          Our revenues from product sales of Oxandrin and oxandrolone have in the past displayed and may in the future continue to display significant variations. These variations may result from a variety of factors, including:

•	increased competition from new or existing products, including generic, biosimilar, interchangeable products,

•	the amount and timing of product sales,

•	changing demand for our products,

•	our inability to provide adequate supply for our products,

•	changes in wholesaler buying patterns,

•	returns of expired products,

•	changes in government or private payor reimbursement policies for our products,

•	the timing of the introduction of new products,

•	the timing and realization of milestone and other payments to licensees,

•	the timing and amount of expenses relating to research and development, product development and manufacturing activities,

•	the timing and amount of expenses relating to sales and marketing,

•	the timing and amount of expenses relating to general and administrative activities,

•	the extent and timing of costs of obtaining, enforcing and defending intellectual property rights, and

•	any charges related to acquisitions.

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

          In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al. An amended complaint was filed on this matter in April 2009 and we filed a motion to dismiss in June 2009. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss and we are awaiting the Court’s decision. We intend to vigorously defend against this action.

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

          In April 2009, we completed a financing in which we issued 5,927,343 shares of our common stock and warrants to purchase up to 5,038,237 shares of our common stock. The warrants are exercisable at any time on or after the date of issuance and expire on November 2, 2010. On April 6, 2010, an investor exercised its warrant to purchase 406,309 shares of our common stock. We received $4.2 million in cash proceeds from the exercise of this warrant. The shares issued in connection with the exercise of this warrant represent approximately 8% of the total number of shares of our common stock underlying warrants originally issued on April 8, 2009.

          Pursuant to the terms of the warrants, the exercise price for the warrants is $10.46 per share. We may, at our or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

          In the event that we enter into a merger or change of control transaction, each holder of a warrant will be entitled to receive consideration as if it had exercised the warrant immediately prior to such transaction or may instead require us to purchase the warrant for cash at the Black-Scholes value of the warrant on the date of such transaction.

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

Dated: August 6, 2010

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