Form 10-Q/A
period 2010-06-30
SAVIENT PHARMACEUTICALS INC
filed 2010-09-03
CIK 722104

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as originally filed with the Securities and Exchange Commission on August 6, 2010, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 provides the following financial information from Savient Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009
(ii)	Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009
(iii)	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010
(iv)	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009
(v)	Notes to Consolidated Financial Statements

No other changes have been made to the original Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

The exhibits filed as part of this Form 10-Q/A are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

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

David G. Gionco
Group Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Dated: September 3, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Statement pursuant to 18 U.S.C. §1350
32.2*	Statement pursuant to 18 U.S.C. §1350
101.INS**	INSTANCE DOCUMENT
101.SCH**	SCHEMA DOCUMENT
101.CAL**	CALCULATION LINKBASE DOCUMENT
101.LAB**	LABELS LINKBASE DOCUMENT
101.PRE**	PRESENTATION LINKBASE DOCUMENT
101.DEF**	DEFINITION LINKBASE DOCUMENT

____________

*	Previously filed
**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009 and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.