Form 10-Q
period 2010-09-30
SAVIENT PHARMACEUTICALS INC
filed 2010-11-08
CIK 722104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

          The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of November 4, 2010 was 70,258,000.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,307	$108,172
Short-term investments	14,767	3
Accounts receivable, net	598	352
Inventories, net	494	585
Recoverable income taxes	—	2,006
Prepaid expenses and other current assets	1,869	1,402

Total current assets	81,035	112,520

Deferred income taxes, net	4,200	4,200
Property and equipment, net	694	993
Other assets (including restricted cash)	1,287	1,295

Total assets	$87,216	$119,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,632	$7,915
Deferred revenues	359	73
Warrant liability	56,463	24,239
Other current liabilities	8,892	12,473

Total current liabilities	70,346	44,700

Other liabilities	10,262	10,109
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 67,705,000 issued and outstanding at September 30, 2010 and 66,933,000 shares issued and outstanding at December 31, 2009	677	669
Additional paid-in-capital	321,053	305,994
Accumulated deficit	(315,125)	(242,467)
Accumulated other comprehensive income	3	3

Total stockholders’ equity	6,608	64,199

Total liabilities and stockholders’ equity	$87,216	$119,008

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues:
Product sales, net	$988	$328	$3,068	$2,092
Other revenues	—	—	—	4

	988	328	3,068	2,096

Cost and expenses:
Cost of goods sold	421	374	998	1,237
Research and development	8,958	17,670	22,521	42,071
Selling, general and administrative	7,265	8,538	16,764	25,403

	16,644	26,582	40,283	68,711

Operating loss	(15,656)	(26,254)	(37,215)	(66,615)
Investment income, net	33	502	82	273
Other income (expense), net	(43,729)	11,812	(35,525)	(24,356)

Loss before income taxes	(59,352)	(13,940)	(72,658)	(90,698)
Income tax benefit	—	(64)	—	(64)

Net loss	$(59,352)	$(13,876)	$(72,658)	$(90,634)

Loss per common share:
Basic and diluted	$(0.89)	$(0.23)	$(1.09)	$(1.56)

Weighted-average number of common and common equivalent shares:
Basic and diluted	67,047	60,922	66,773	58,192

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock

	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199

Comprehensive loss:
Net loss	—	—	—	(72,658)	—	(72,658)

Total comprehensive loss	—	—	—	—	—	(72,658)

Restricted stock grants	57	1	—	—	—	1
Amortization of deferred compensation	—	—	3,817	—	—	3,817
Forfeiture of restricted stock grants	(6)	—	—	—	—	—
Exercise of stock options	273	3	1,798	—	—	1,801
Issuance of common stock	24	—	268	—	—	268
ESPP compensation expense	—	—	284	—	—	284
Stock option compensation expense	—	—	2,396	—	—	2,396
Exercise of warrants	487	5	7,777	—	—	7,782
Shares repurchased and cancelled	(63)	(1)	(1,281)	—	—	(1,282)

Balance, September 30, 2010	67,705	$677	$321,053	$(315,125)	$3	$6,608

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:

Net loss	$(72,658)	$(90,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	353
Change in valuation of warrant liability	32,224	24,056
Warrant liability transferred to equity on exercise of warrants	2,682	—
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	3,818	2,165
Unrecognized tax benefit liability	196	1,299
Deferred income taxes	—	(1,000)
Net realized losses from sale of investments	—	(182)
Stock compensation expense	2,680	2,925
Changes in:
Accounts receivable, net	(246)	230
Inventories, net	91	952
Recoverable income taxes	2,006	5,526
Prepaid expenses and other current assets	(467)	1,266
Accounts payable	(3,283)	(237)
Other current liabilities	(3,581)	5,057
Deferred revenues	286	(124)

Net cash used in operating activities	(35,931)	(48,348)

Cash flows from investing activities:

Purchases of held-to-maturity securities (investments—short-term)	(19,859)	—

Reclassification to cash and cash equivalents	5,095	—
Capital expenditures	(22)	(71)
Changes in other long-term assets	8	8
Purchases of available-for-sale securities (restricted)	—	(25)
Proceeds from sale of available-for-sale securities (restricted)	—	4,170

Net cash provided by (used in) investing activities	(14,778)	4,082

Cash flows from financing activities:

Proceeds from issuance of common stock	2,069	6,455
Stock Repurchase and Cancellation	(1,282)	—
Proceeds from issuance of common stock for cash on registered direct offering, net of expenses	—	29,019
Proceeds from issuance of common stock from exercise of warrants	5,100	—
Changes in other long-term liabilities	(43)	(49)

Net cash provided by financing activities	5,844	35,425

Net decrease in cash and cash equivalents	(44,865)	(8,841)
Cash and cash equivalents at beginning of period	108,172	76,315

Cash and cash equivalents at end of period	$63,307	$67,474

Supplementary Information

Other information:
Income tax paid	$—	$1,237
Interest paid	$73	$361

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Note 1—Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at September 30, 2010, the results of its operations for the nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The following table presents the Company’s cash and cash equivalents, investments and warrant liability including the hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2010:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and cash equivalents:
Cash	$10,068	$10,068	$10,068	$10,068	$—	$—
Certificates of deposit	5,095	5,093	—	—	—	—
Money market funds	48,144	48,144	48,144	48,144	—	—

Total cash and cash equivalents	63,307	63,305	58,212	58,212	—	—
Short-term investments (available-for-sale):
Equity securities	—	3	3	—	3	—
Short-term investments (held-to-maturity):
Certificates of deposit	14,764	14,762	—	—	—	—

Total short-term investments	14,764	14,765	3	—	3	—

Total cash and cash equivalents and short-term investments	78,071	78,070	58,215	58,212	3	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,280	1,280	—	—	—	—

Total long-term investments	1,280	1,280	—	—	—	—

Total	$79,351	$79,350	$58,215	$58,212	$3	$—

Liabilities:
Warrant liability	$56,463	$56,463	$56,463	$—	$—	$56,463

Total	$56,463	$56,463	$56,463	$—	$—	$56,463

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Level 3 Valuation

          Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(In thousands)
Balance, December 31, 2009	$24,239
Total realized gain for the three months ended March 31, 2010 (mark-to-market of warrant liability at March 31, 2010)	(2,127)

Balance, March 31, 2010	$22,112
Exercise of warrants	(1,866)
Total realized gain for the three months ended June 30, 2010 (mark-to-market of warrant liability at June 30, 2010)	(6,200)

Balance, June 30, 2010	$14,046

Exercise of warrants	(816)
Total realized loss for the three months ended September 30, 2010 (mark-to-market of warrant liability at September 30, 2010)	43,233

Balance, September 30, 2010	$56,463

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

          During the first nine months of 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 487,570 shares of common stock, for an aggregate of $5.1 million of cash proceeds to the Company. As of September 30, 2010, warrants to purchase 4,550,667 shares of the Company’s common stock remained outstanding.

          Subsequent to September 30, 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 4,550,667 shares of common stock, either through a cashless exercise or cash exercise. The Company received an aggregate of $3.4 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 325,047 shares of common stock. The remainder of warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of November 2, 2010, all of the warrants had been exercised, no warrants to purchase shares of the Company’s common stock remained outstanding and the $56.5 million warrant liability had been eliminated. Refer to Note 19—Subsequent Events.

          The Company does not carry any financial instruments or non-financial instruments that are measured at fair value on a non-recurring basis.

          The carrying amounts of Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

          There were no securities in a continuous unrealized loss position for greater than twelve months at September 30, 2010.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 4—Investments

          As of September 30, 2010 and December 31, 2009, the Company held no trading securities, and available-for-sale and held-to-maturity securities consisted of the following:

	September 30, 2010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$3	$—	$3

Total available-for-sale securities	—	3	—	3

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	21,139	—	4	21,135

Total held-to-maturity securities	21,139	—	4	21,135

Total	$21,139	$3	$4	$21,138

	December 31, 2009

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$3	$—	$3

Total available-for-sale securities	—	3	—	3

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	1,280	—	—	1,280

Total held-to-maturity securities	1,280	—	—	1,280

Total	$1,280	$3	$—	$1,283

(1)

Short-term investments at September 30, 2010 and December 31, 2009 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	September 30, 2010		December 31, 2009

	Available- for-sale securities:	Held-to- maturity securities:	Available- for-sale securities	Held-to- maturity securities:

	(In thousands)
Cash and cash equivalents	$—	$5,095	$—	$—
Short-term investments	3	14,764	3	—

Other long-term assets (including investments and restricted cash)	—	1,280	—	1,280

	$3	$21,139	$3	$1,280

          As of September 30, 2010, the Company’s available-for-sale and held-to-maturity securities had the following maturity dates:

	September 30, 2010

	Available- for-sale securities	Held-to- maturity securities

	(In thousands)
One year or less	$—	$21,139
Over one-year to five years	—	—
Over five years to ten years	—	—
More than ten years	—	—
Equity securities	3	—

Total	$3	$21,139

          Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities.

          Net unrealized losses included in accumulated other comprehensive income, net of taxes, at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009

	(In thousands)
Net unrealized gains (losses) included in accumulated other comprehensive income at the beginning of the period	$3	$24
Net unrealized gains (losses) arising during the period	—	(21)
Reclassification adjustment for net (gains) losses included in earnings	—	—

Net unrealized gains (losses) included in accumulated other comprehensive income at the balance sheet date	$3	$3

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2010 and 2009 were as follows:

	September 30,

	2010	2009

	(In thousands)
Proceeds	$—	$4,170
Gross realized investment gains	$—	$182
Gross realized investment losses	$—	$—

          The specific identification method was used to determine the cost of the sold securities.

     Note 5—Inventories

          At September 30, 2010 and December 31, 2009, inventories at cost, net of reserves, were as follows:

	September 30, 2010	December 31, 2009

	(In thousands)
Raw materials	$888	$1,518
Work-in-progress	92	—
Finished goods	900	324

Inventory at cost	1,880	1,842
Inventory reserves	(1,386)	(1,257)

Total	$494	$585

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

     Note 6—Property and Equipment, Net

          Property and equipment, net at September 30, 2010 and December 31, 2009 is summarized below:

	September 30, 2010	December 31, 2009

	(In thousands)
Office equipment	$2,416	$2,412
Office equipment—capital leases	331	313
Leasehold improvements	1,546	1,546

	4,293	4,271
Accumulated depreciation and amortization	(3,599)	(3,278)

Total	$694	$993

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended September 30, 2010 and 2009 and $0.3 million and $0.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

          The allowance for product returns at September 30, 2010 and December 31, 2009 was $0.6 million and $1.0 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

     Allowances for Medicaid, other government rebates and other rebates

          The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at September 30, 2010 and December 31, 2009 was $0.3 million for each of these periods. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

     Commercial discounts

          The Company sells directly to drug wholesalers. Terms of these sales vary, but generally provide for invoice discounts for prompt payment. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotion and pricing incentives.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Distribution fees

          The Company has a distribution arrangement with a third-party logistics provider which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees as incurred associated with wholesaler distribution services from two of its largest customers.

     Other revenues

          Other revenues primarily represent royalty income, which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.

     Note 8—Research and Development

          Research and development costs are expensed as incurred and include salaries and benefits, stock-based compensation, and costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials.

          Manufacturing cost is a significant component of research and development expenses and includes costs associated with third-party contractors for production of validation batches, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. The Company previously recorded these manufacturing-related costs as research and development expenses as they were incurred because they did not meet the definition of an asset, since future use could not be determined as a result of uncertainty regarding whether KRYSTEXXA would be approved for marketing by the U.S. Food and Drug Administration (“FDA”). On September 14, 2010, the FDA approved KRYSTEXXA for marketing in the United States and, as a result, future periods can now benefit from certain manufacturing-related activities relating to KRYSTEXXA. Therefore, the Company is now capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs are directly or indirectly incurred in bringing the KRYSTEXXA product to its current condition and location. The Company recorded $9.4 million in research and development expenses in 2009 and 2010 that related to commercially viable KRYSTEXXA inventory on hand as of September 30, 2010.

          Clinical trial cost is another significant component of research and development expenses and most of the Company’s clinical studies are performed by third-party contract research organizations (“CROs”). The Company accrues costs for clinical studies performed by CROs that are milestone or event driven in nature and based on reports and invoices submitted by the CROs. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CROs, clinical sites, investigators, testing facilities and patients for participating in the Company’s clinical trials.

          Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. The Company had no deferred research and development costs as of September 30, 2010 and December 31, 2009 and had no amortization expense for the nine months ended September 30, 2010 and 2009 based on services performed. All other research and development costs have been charged to expense as incurred, including $0.3 and $2.1 million of fees incurred during the nine months ended September 30, 2010 and 2009, respectively, to reserve manufacturing capacity at the Company’s third-party suppliers’ manufacturing facilities for future potential orders of KRYSTEXXA. As a result of the FDA’s approval on September 14, 2010 of KRYSTEXXA for marketing in the United States, the Company will defer and capitalize all future fees incurred to reserve manufacturing capacity at the Company’s third-party suppliers.

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

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The Company’s basic and diluted weighted-average number of common shares outstanding as of September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(In thousands)
Basic	67,047	60,922	66,773	58,192
Incremental common stock equivalents	—	—	—	—

Diluted	67,047	60,922	66,773	58,192

          At September 30, 2010 and 2009, all in-the-money stock options, unvested restricted stock and warrants were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

     Note 10—Stockholder’s Equity

          On April 8, 2009, the Company raised $31.0 million from a registered direct offering, which yielded approximately $29.0 million in cash net of approximately $2.0 million of offering costs, which was charged to additional paid-in-capital. The Company issued 5,927,343 shares of its common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of the Company’s common stock at an initial exercise price of $10.46 per share. The warrants were exercisable at any time on or after the date of issuance and expired on November 2, 2010.

          During the first nine months of 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 487,570 shares of common stock for an aggregate of $5.1 million of cash proceeds to the Company. As of September 30, 2010, warrants to purchase 4,550,667 shares of the Company’s common stock remained outstanding.

          Subsequent to September 30, 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 4,550,667 shares of common stock, either through a cashless exercise or cash exercise. The Company received an aggregate of $3.4 million of cash proceeds from the cash exercises of warrants to purchase an aggregate 325,047 shares of common stock. The remainder of warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of November 2, 2010, all of the warrants had been exercised, no warrants to purchase shares of the Company’s common stock remained outstanding and the $56.5 million warrant liability has been eliminated. As of November 2, 2010, the number of common shares outstanding increased to 70.3 million shares. Refer to Note 19—Subsequent Events.

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

          At September 30, 2010, the fair value of the warrant liability determined utilizing a Monte Carlo simulation model was approximately $56.5 million compared to $24.2 million as of December 31, 2009. The increase in the fair value of the warrants from December 31, 2009 to September 30, 2010 mainly reflects the increase in the market price of the Company’s common stock during that period, partially offset by a reduction in the remaining exercise period and warrant exercises during the period.

          During the three months ended September 30, 2010, the Company recorded expense of approximately $43.2 million within Other Income (Expense), net on its consolidated statement of operations to reflect the increase in the valuation of the warrants. During the nine months ended September 30, 2010, the Company recorded expense of approximately $34.9 million within Other Income (Expense), net on its consolidated statement of operations to reflect the increase in the valuation of the warrants.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 11—Share-Based Compensation

          In 2001, the Company adopted its 2001 Stock Option Plan. The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors), non-employee directors (“directors”) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant, or incentive and non-qualified performance-based stock awards. Options generally become exercisable ratably over four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance.

          In 2004, the Company adopted its 2004 Incentive Plan which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee of the Company’s Board of Directors to award stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.6 million shares remain available for future grant at September 30, 2010.

          Total compensation cost that has been charged against income related to the above plans was $3.9 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $6.2 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively. The exercise of stock options and the vesting of restricted stock during the three and nine months ended September 30, 2010 generated an income tax deduction of approximately $4.3 million and $7.3 million, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the nine months ended September 30, 2010 and 2009, respectively.

          The following table summarizes stock-based compensation related to the above plans by expense category for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(In thousands)
Research and development	$1,674	$740	$2,673	$2,216
Selling, general and administrative	2,208	941	3,541	2,820

Total non-cash compensation expense related to share-based compensation included in operating expense	$3,882	$1,681	$6,214	$5,036

     Stock Options

          The Company grants stock options to employees and directors with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date, except for those options that contain performance and market-based conditions. The Company estimates the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The Company granted no options during the three months ended September 30, 2010. The weighted-average key assumptions used in determining the fair value of options granted for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Weighted-average volatility	—	81%	78%	77%
Weighted-average risk-free interest rate	—	3.0%	2.9%	2.5%
Weighted-average expected life in years	—	6.3	6.9	6.6
Dividend yield	—	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$—	$10.49	$8.87	$5.76

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

          During the nine months ended September 30, 2010 and 2009, the Company issued 273,000 shares and 1.0 million shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million and $6.1 million, respectively. For the three months ended September 30, 2010 and 2009, approximately $0.4 million and $1.0 million, respectively, of stock option compensation cost was charged against income. For the nine months ended September 30, 2010 and 2009, approximately $1.6 million and $2.9 million, respectively, of stock option compensation cost was charged against income. As of September 30, 2010, there was $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          Stock option activity during the nine months ended September 30, 2010, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options

	(In thousands, except weighted-average data)
Outstanding at December 31, 2009	2,406	$8.07	7.46	$14,592
Granted	58	12.27
Exercised	(273)	6.61
Cancelled	(153)	14.87

Outstanding at September 30, 2010	2,038	$7.87	6.91	$30,612

Exercisable at September 30, 2010	1,208	$8.06	6.09	$18,346

          The weighted-average grant date per share fair value for options granted during the nine months ended September 30, 2010 and 2009 was $8.87 and $5.76, respectively. The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the nine months ended September 30, 2010 was approximately $2.3 million. The closing price per share of the Company’s common stock was $22.87 and $15.20 on September 30, 2010 and 2009, respectively.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

Stock Options that Contain Performance and Market-Based Conditions

     Performance or Market Conditions

          During the nine months ended September 30, 2010, the Company recorded $0.8 million compensation expense related to the vesting of stock option awards to senior management personnel that contained performance or market conditions, the vesting of which was contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At September 30, 2010, no shares underlying stock options with performance or market conditions remained unvested.

          A summary of the status of the Company’s non-vested stock option awards that contain performance or market conditions as of December 31, 2009 and changes during the nine months ended September 30, 2010, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

	(Shares in thousands)
Non-vested at December 31, 2009	102	$7.43
Granted	—	—
Vested	(102)	7.43
Forfeited	—	—

Non-vested at September 30, 2010	—	$—

          The Company did not grant any stock option awards that contain performance or market conditions during the nine months ended September 30, 2010. During the three months ended September 30, 2010, stock options containing performance or market conditions vested as to 102,000 shares of the Company’s common stock.

     Restricted Stock

          The Company grants restricted stock and restricted stock unit (“RSU”) awards to its employees and to its directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the nine months ended September 30, 2010, the Company issued 31,000 shares of restricted stock amounting to $365,000 in total aggregate fair market value. For the three months ended September 30, 2010 and 2009, approximately $0.5 million and $0.7 million, respectively, of deferred restricted stock compensation cost was charged against income. For the nine months ended September 30, 2010 and 2009, approximately $1.6 million and $2.2 million, respectively, of deferred restricted stock compensation cost was charged against income. At September 30, 2010, approximately 398,000 shares remained unvested and there was approximately $2.5 million of unrecognized compensation cost related to restricted stock and RSUs.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

A summary of the status of the Company’s unvested restricted stock and RSUs as of December 31, 2009 and changes during the nine months ended September 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

	(Shares in thousands)
Unvested at December 31, 2009	500	$10.55
Granted	31	11.65
Vested	(127)	9.97
Forfeited	(6)	8.61

Unvested at September 30, 2010	398	$10.85

          The weighted-average grant date fair value for restricted stock awards granted during the nine months ended September 30, 2010 and 2009 was $11.65 and $5.90 per share, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2010 and 2009, was $1.7 million and $2.5 million, respectively.

     Restricted Stock Awards that Contain Performance or Market Conditions

          During the nine months ended September 30, 2010 and 2009, the Company recorded $2.1 million and $0, respectively, of compensation expense related to restricted stock awards that contain performance or market conditions. At September 30, 2010, approximately 56,000 shares of restricted stock that may potentially vest with performance or market conditions remained unvested. Restricted stock awards with performance or market conditions encompass performance targets set for senior management personnel through 2011 and could result in approximately $1.0 million of additional compensation expense if the performance targets are met or expected to be attained.

          A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2009 and changes during the nine months ended September 30, 2010, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

	(Shares in thousands)
Unvested at December 31, 2009	216	$14.67
Granted	—	—
Vested	(160)	13.81
Forfeited	—	—

Unvested at September 30, 2010	56	$17.86

          The Company did not grant any restricted stock awards that contain performance or market conditions during the nine months ended September 30, 2010. During the three months ended September 30, 2010, 160,000 restricted shares that contain performance or market conditions vested.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Employee Stock Purchase Plan

          In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For the nine month periods ended September 30, 2010 and 2009, approximately $0.3 million and $0.1 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

     Note 12—Other Current Liabilities

          The components of other current liabilities at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009

	(In thousands)
Returned product liability	$651	$2,385
Manufacturing and technology transfer services	1,292	2,464
Severance	748	3,191
Salaries and related expenses	1,866	239
Accrued taxes	724	760
Allowance for product returns	591	1,033
Clinical research organization expenses	150	805
Allowance for product rebates	271	303
Legal and professional fees	544	388
Accrued interest	962	526
Other	1,093	379

Total	$8,892	$12,473

     Note 13—Other Liabilities

          The components of other liabilities at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009

	(In thousands)
Unrecognized tax benefit (1)	$10,207	$10,011
Capital leases	55	98

Total	$10,262	$10,109

(1)	See Note 14 to the Company’s consolidated financial statements for further discussion of unrecognized tax benefits.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 14—Income Taxes

          The Company did not record an income tax provision or benefit for the nine months ended September 30, 2010 due to the fact that the Company can no longer benefit from its net operating losses at this time. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain. At September 30, 2010, the Company has recorded an additional deferred tax asset which is fully offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future.

          The total amount of federal, state and local unrecognized tax benefits was $10.2 million at September 30, 2010 and $10.0 million at December 31, 2009, including accrued penalties and interest. The increase in the Company’s liability for unrecognized tax benefits from December 31, 2009 to September 30, 2010 is primarily the result of $0.2 million of interest and penalties accrued on previously recorded unrecognized tax benefits.

          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Other Income (Expense), net, in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. Since adopting FASB ASC 740-10, Income Taxes, the Company has recorded a liability of approximately $1.2 million and $0.5 million for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued liability for interest and penalties for unrecognized tax benefits increased by $0.2 million during the nine months ended September 30, 2010.

          The Company has filed income tax returns in the United States and various state jurisdictions for all tax years through 2009. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2003 and for the 2005 tax year. Currently, the Internal Revenue Service is in the process of examining the 2006 through 2008 tax years.

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

          At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at September 30, 2010 and December 31, 2009, the Company’s valuation allowance against its deferred income tax assets was $154.0 million and $125.8 million, respectively. As of September 30, 2010 and December 31, 2009, $4.2 million of the net deferred tax assets remaining were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

     Note 15—Commitments and Contingencies

     Commitments

          The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at September 30, 2010 and December 31, 2009. The Company subleased approximately 7,090 square feet at a base average annual rental of $0.2 million through February 2009. In March 2009, the sublease agreement was terminated and as a result, the Company’s net annual rental expense increased to approximately $1.9 million. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

SAVIENT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          Rent expense was approximately $1.4 million and $1.5 million for the nine month periods ended September 30, 2010 and 2009, respectively. Rent expense was approximately $0.5 million for each of the three month periods ended September 30, 2010 and 2009, respectively. Rent expense is presented net of the sublease arrangement, within research and development and selling, general and administrative expense in the consolidated statement of operations for the three and nine month periods ended September 30, 2010 and 2009.

          The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following calendar years are:

(in thousands)

2010	$1,865
2011	$1,871
2012	$1,867
2013	$467
2014	$—

          At September 30, 2010, the Company had employment agreements with three senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

          In 2007, the Company entered into commercial supply and development agreements with its former subsidiary, Bio-Technology General (Israel) Ltd. (now a subsidiary of Ferring Pharmaceuticals (“Ferring”)) (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance (“drug substance”) for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order and the Company may only increase or decrease its forecast for the next 12 months within specified limits. During 2008 and 2007, the Company paid to BTG non-refundable fees of $2.2 million and $4.6 million, respectively, to reserve manufacturing capacity relating to the Company’s potential future orders of drug substance for KRYSTEXXA, while no such fees were paid in 2010 and 2009. The Company recorded these capacity reservation fees, which are credited as a discount against past and future orders of drug substance, as research and development expenses as they were incurred. As of September 30, 2010, based on the Company’s latest forecast, the Company is obligated to purchase an aggregate of approximately $11.5 million of drug substance in the following 12 months, net of the applicable portion of capacity reservation fee paid. Under the commercial supply agreement, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of drug substance for KRYSTEXXA and the Company is obligated to purchase from BTG at least 80% of its worldwide requirements. However, if BTG produces specified numbers of failed batches of drug substance within one or more calendar quarters, then the Company may purchase all of its drug substance requirements from other suppliers until BTG demonstrates to the Company reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers its drug substance requirements that exceed BTG’s capacity. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

SAVIENT PHARMACEUTICALS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is the raw material used in the PEGylation process to produce the drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. In April 2010, the Company entered into a First Amendment to the Supply Agreement with NOF, pursuant to which the annual purchase obligation for 2010 for mPEG-NPC raw materials was reduced from $2.2 million to $1.5 million. During the nine-month period ended September 30, 2010, the Company purchased an aggregate of $1.5 million of mPEG-NPC raw material. As of September 30, 2010, the Company was obligated to purchase mPEG-NPC at an aggregate cost of approximately $1.9 million over the following 12 months, based on the firm forecast. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF remains obligated under the agreement to use commercially reasonable efforts to submit a Type II Drug Master File (“DMF”), or its equivalent, to the appropriate regulatory agency in one additional country or the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

          In 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma in January 2010), which replaced its 2006 service agreement with Sigma. Under the terms of the commercial supply agreement, Sigma agreed to fill, inspect, package, test and provide specified product support services for the final KRYSTEXXA drug product. As of September 30, 2010, the Company was expected to purchase from Sigma, product and product support services at an aggregate cost of approximately $2.6 million over the 12 months following September 30, 2010. These purchase obligations are based on a quarterly rolling forecast that the Company is obligated to provide to Sigma setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma a fee. Under the agreement, the Company is also obligated to pay Sigma a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma’s production of the drug product. During the nine months ended September 30, 2010, the Company incurred $0.3 million in capacity reservation fees. The Company recorded this capacity reservation fee as research and development expenses as incurred. As a result of the grant by the FDA of marketing approval for KRYSTEXXA in the United States, the Company will no longer expense manufacturing costs relating to KRYSTEXXA as research and development expense. Instead, the Company will capitalize these costs as inventory as they are incurred. In October 2009, the Company entered into an amendment agreement with Sigma modifying the payment terms for the filling, packaging, testing and other product support services that they will render for the Company. Under the terms of the amendment, upon Sigma’s receipt of drug substance from the Company, Sigma will invoice the Company for an upfront non-refundable fee for their filling, packaging and testing services to be performed on the drug substance. The Company must then pay for these services within 15 days of the invoice date even if it decides to delay the filling and packaging of the drug substance material. In accordance with the terms of this amendment, the prepayment provision was eliminated following the FDA’s approval of KRYSTEXXA on September 14, 2010, and an upfront payment is no longer required. After October 2009, either the Company or Sigma may terminate the agreement upon 24 months advance notice given 30 days before each anniversary of the agreement. Either the Company or Sigma may also terminate the agreement in the event of insolvency or uncured material default in performance by either party. The Company believes that its current arrangements for the supply of clinical and commercial quantities of drug substance and finished form KRYSTEXXA will be adequate to complete its clinical development program and to satisfy its currently forecasted commercial requirements of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The Company is a party to an exclusive royalty bearing license agreement with Mountain View Pharmaceuticals (“MVP”) and Duke University, originally entered into in 1997 and amended in 2001, granting the Company rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, the Company also has the exclusive license to the trademark Puricase, which is a registered trademark of MVP and was available for potential use as the proprietary name of the product candidate the Company now refers to as KRYSTEXXA. However, if the Company elects not to use the trademark Puricase, or if the Company otherwise fails to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then MVP would retain all rights to use the trademark Puricase. Under the agreement, the Company is required to use best efforts to bring to market and diligently market products that use the licensed technology. The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by the Company. Under the agreement, the Company is also required to pay royalties of 20% of any milestones, revenues or other consideration it receives from sublicensees during any quarter. During the nine months ended September 30, 2010 the Company made no royalty payments to MVP and Duke. The Company is also required to pay up to an aggregate of approximately $1.8 million to MVP and Duke if it successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. In addition, since the Company obtained regulatory approval in one of five major global markets, through FDA approval in the United States on September 14, 2010, the Company was required to make aggregate milestone payments of approximately $0.8 million to MVP and Duke which were made in October 2010. As of September 30, 2010, the Company has made aggregate payments of approximately $1.7 million to MVP and Duke for the achievement of milestones under this agreement. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The Company may terminate this agreement in one or more countries with six months prior notice and it may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either the Company or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement due to the other party’s bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to the Company with respect to the terminated countries under the agreement, including regulatory applications and pre-clinical and clinical data, revert to MVP and Duke, and the Company is permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

          The Company has received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA if and when commercial sale commences. The OCS grants were received by the Company’s former subsidiary, BTG, and upon the Company’s divestiture of BTG to Ferring, the Company agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. The Company’s aggregate principal repayment obligation plus interest to OCS and BIRD if it successfully launches KRYSTEXXA and, as per the Company’s agreements with BTG, manufacture more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.1 million and $9.0 million at September 30, 2010.

     Contingencies

          In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. In May 2010, the Company attended an appeals conference with the Conference and Appeals Branch of the New Jersey Division of Taxation to discuss its case in contesting the Sales & Use Tax assessment. After discussions with the New Jersey appellate division, the Company’s appeal was denied. The previous assessment of $1.2 million was increased by $0.5 million to $1.7 million reflecting additional interest and penalties. The Company intends to file another appeal with the New Jersey Tax Court to continue the appeal process.

SAVIENT PHARMACEUTICALS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges the Company breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, Savient filed a motion for summary judgment on Berger’s claims and, thereafter, Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the court issued an order granting the Company’s motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which Savient filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which will extend through the fall of 2010 before the Court determines the best manner to proceed in making its decision. Berger filed his Appeal Brief on May 10, 2010 and the Company filed its Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to the Company’s Cross-Appeal was filed on September 7, 2010, and the Company’s Reply to the appellant’s Response was filed on September 24, 2010. All briefing submissions have been completed and the Court will issue further instructions on whether the matter will be scheduled for oral arguments or if the appeal will be decided on the papers. The Company intends to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

          In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition to the Company’s motion to dismiss and the Company filed its reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The Company intends to continue to vigorously defend against this action.

          Since 2008, one of the Company’s customers requested a total of $1.4 million in reimbursements relating to Oxandrin returned goods that were not in compliance with the Company’s returned goods policy. The Company is in the process of contesting this matter.

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

          The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2010, the Company had not recorded a liability for any obligations arising as a result of these indemnification obligations.

     Note 16—Segment Information

          The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of Oxandrin and oxandrolone, and the commercialization and research and development activities of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

     Note 17—Investment Income (Expense), Net

          The Company’s investment income (expense), net for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(In thousands)
Interest and dividend income from cash, cash equivalents and investments	$33	$22	$82	$91
Realized gains on redemptions of short-term investments	—	480	—	182

Total investment income (expense), net	$33	$502	$82	$273

     Note 18—Other Income (Expense), Net

          The Company’s other income (expense), net for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(In thousands)
Realized gain (loss) on change in valuation of warrant liability	$(43,232)	$11,825	$(34,905)	$(24,056)
Other non-operating expenses	(497)	(13)	(620)	(300)

Total other income (expense), net	$(43,729)	$11,812	$(35,525)	$(24,356)

     Note 19—Subsequent Events

          Subsequent to September 30, 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 4,550,667 shares of common stock, either through a cashless exercise or cash exercise. The Company received an aggregate of $3.4 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 325,047 shares of common stock. The remainder of warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of November 2, 2010, all of the warrants had been exercised, no warrants to purchase shares of the Company’s common stock remained outstanding and the $56.5 million warrant liability has been eliminated. As of November 2, 2010, the number of common shares outstanding increased to 70.3 million shares.

SAVIENT PHARMACEUTICALS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)

          The exercise of the warrants after September 30, 2010 will have an impact on both the Company’s balance sheet and statement of operations subsequent to September 30, 2010. Assuming the warrant exercises occurred on September 30, 2010, the balance sheet accounts and statement of operations accounts that would have been affected is shown on a pro forma basis below:

Balance Sheet	September 30, 2010 Actual (as reported)	Pro Forma Adjustment		September 30, 2010 Pro Forma

		(In Thousands)
Cash and cash equivalents	$63,307	$3,400	a	$66,707
Warrant Liability	(56,463)	1,479	b	—
		2,554	a
		16,620	d
		35,810	c
Stockholders Equity – Common stock	(677)	(3)	a	(702)
		(22)	b
Additional paid-in-capital	(321,053)	(5,951)	a	(362,792)
		(35,788)	c
Accumulated deficit	315,125	(18,099)	b,d	297,026

Statement of Operations	Three Months Ended	Pro Forma Adjustment		September 30, 2010 Pro Forma

	September 30, 2010 Actual (as reported)

		(In Thousands)
Other income (expense), net	$(43,729)	$1,479	b	$(25,630)
		16,620	d

Pro forma adjustments:

a.	Cash exercises of warrants to purchase an aggregate of 325,047 shares of common stock with an aggregate cash proceeds of $3.4 million;
b.	Estimated mark-to-market valuation adjustment to warrant liability prior to the cash exercises of the warrants;
c.	Cashless exercises of warrants via a net share settlement process to purchase an aggregate of 2,227,963 shares of common stock, net of forfeitures; and
d.	Estimated mark-to-market valuation adjustment to warrant liability prior to the cashless exercises of the warrants.

          On October 29, 2010, Savient was awarded a $0.2 million grant for its qualifying therapeutic discovery project under the Patient Protection and Affordable Care Act. This grant is intended to assist in the advancement of the Company’s KRYSTEXXA ongoing therapeutic and commercialization project. The KRYSTEXXA project was awarded $0.2 million based on the spending of $0.5 million of qualifying expenses incurred by Savient. The total amount awarded is expected to be received, and recognized as grant revenue during the fourth quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, any statements about our launch plans for KRYSTEXXA, our plan to file a marketing authorization application for KRYSTEXXA in the European Union and to apply for foreign regulatory approvals for KRYSTEXXA, our ability to achieve profitability, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

     Overview

          We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA™ (pegloticase) in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010. KRYSTEXXA is a PEGylated uric acid specific enzyme indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. Chronic gout that is refractory to conventional therapy occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia.

          Our strategic plan had been to seek a sale of our company following the approval of KRYSTEXXA by the FDA. This plan was based on our belief that a sale of our company would be the best way to realize the full global commercial potential of KRYSTEXXA and would be the optimal outcome for our shareholders and other stakeholders.

          On October 25, 2010, we announced that our process to identify a strategic transaction for the sale of the Company had not resulted in a sale. Our Board of Directors expects to continue to evaluate strategic alternatives available to us to maximize value. We are now focusing our efforts on implementing our plans to commercially launch KRYSTEXXA, which we expect will be available by prescription in the United States in December of this year, and to file a Marketing Authorization Application, or MAA, for KRYSTEXXA in the European Union in January 2011.

          KRYSTEXXA was granted an Orphan Drug designation by the FDA in 2001 which we expect will provide the drug with seven years of orphan drug market exclusivity in the United States. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications which we expect will provide patent protection through 2026.

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

          As a result of the grant by the FDA of marketing approval for KRYSTEXXA in the United States, we will no longer expense manufacturing costs relating to KRYSTEXXA as research and development expense. Instead, we will capitalize these costs as inventory as they are incurred. There will be no cost of goods sold associated with the sale of the commercial supply of KRYSTEXXA that we had on hand at the time of the FDA’s approval of the Biologic License Application, or BLA, for KRYSTEXXA. We expect that this will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling KRYSTEXXA that is manufactured after the date of the FDA’s approval of our BLA for KRYSTEXXA. Based on our current plans and assumptions, we believe that, by the first half of 2012, we will have sold off this supply of product on hand at the time of the FDA’s approval of the BLA for KRYSTEXXA. We also expect to incur increased sales and marketing expenses relating to commercialization of KRYSTEXXA in the United States beginning in the fourth quarter of 2010. These expenses will include costs of building our sales and marketing capabilities for KRYSTEXXA, including personnel, and establishing a third-party distribution and logistics infrastructure. Lastly, we expect to begin to recognize product revenue from the sale of KRYSTEXXA in the United States beginning in the fourth quarter of 2010.

          As of September 30, 2010, our balance sheet included a liability of $56.5 million, reflecting the fair value, as of September 30, 2010, of the warrants issued in our April 2009 registered direct offering. As a result of the exercise of all of the warrants prior to the warrant expiration date of November 2, 2010, the warrant liability has been eliminated, resulting in an increase in stockholders’ equity and additional paid-in capital.

     Results of Operations

          During 2010 and 2009, we incurred substantial expenses relating to the clinical development of KRYSTEXXA. We expect to continue to incur significant losses in 2010, as we anticipate continued substantial expenses relating to the commercialization of KRYSTEXXA. Our expenses relating to the development and commercialization of KRYSTEXXA will depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the United States,

•	the cost of manufacturing activities,

•	the cost of our post-approval commitments to the FDA, including an observational study and a risk evaluation and mitigation strategy, or REMS, program, and

•	the cost of commercialization activities, including product marketing, sales and distribution.

          During the nine months ended September 30, 2010 and 2009, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our costs and expenses and indicates the significance of research and development costs related to our development of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2010		2009		2010		2009

	(In thousands)
Cost of goods sold	$421	2.5%	$374	1.4%	$998	2.5%	$1,237	1.8%
Research and development	8,958	53.8%	17,670	66.5%	22,521	55.9%	42,071	61.2%
Selling, general & administrative	7,265	43.7%	8,538	32.1%	16,764	41.6%	25,403	37.0%

Total costs and expenses	$16,644	100.0%	$26,582	100.0%	$40,283	100.0%	$68,711	100.0%

          Our revenues for the nine months ended September 30, 2010 and 2009 were derived primarily from product sales of Oxandrin and our authorized generic version of oxandrolone. As a result of the increased competition to Oxandrin from generic oxandrolone products, we expect our Oxandrin revenues to remain flat or continue to decrease in future periods, and we expect Oxandrin revenues to be of diminished significance to our results of operations in future periods.

          Our future revenues depend on our success in the commercialization of KRYSTEXXA. The commercial success of KRYSTEXXA will depend on many factors including:

•	when KRYSTEXXA is first made available for prescription in the United States and when we begin a full commercial marketing campaign for KRYSTEXXA,

•	whether we are successful in marketing and selling KRYSTEXXA once a full commercial marketing campaign begins,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand, and

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States.

          The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2010		2009		2010		2009

	(In thousands)
Oxandrin	$356	36.0%	$(437)	-133.2%	$1,135	37.0%	$(563)	-26.9%
Oxandrolone	632	64.0%	765	233.2%	1,933	63.0%	2,655	126.9%

	$988	100.0%	$328	100.0%	$3,068	100.0%	$2,092	100.0%

     Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

     Revenues

          Total revenues increased $0.7 million, or 201%, to $1.0 million for the three months ended September 30, 2010, as compared to $0.3 million for the three months ended September 30, 2009. Gross sales of Oxandrin decreased by $0.1 million, or 21%, to $0.3 million for the three months ended September 30, 2010, from $0.4 million for the three months ended September 30, 2009. Net sales of Oxandrin increased by $0.8 million for the three months ended September 30, 2010 versus the same period in 2009, due primarily to our actual experience with product return and customer rebate rates.

          We expect that sales of Oxandrin will remain flat or continue to decrease in future periods depending on various factors, including the pricing of competing generic products, the number of competing products and overall demand in the marketplace.

          Oxandrolone generated lower net sales for the three months ended September 30, 2010, decreasing $0.2 million, or 17%, to $0.6 million from $0.8 million for the three months ended September 30, 2009. The lower sales of oxandrolone resulted from increased generic competition.

     Cost of goods sold

          Cost of goods sold was essentially flat for the three months ended September 30, 2010 versus the three months ended September 30, 2009. This result was in line with the variance in gross sales of Oxandrin for the same periods.

     Research and development expenses

          Research and development expenses decreased by $8.7 million, or 49%, to $9.0 million for the three months ended September 30, 2010, from $17.7 million for the three months ended September 30, 2009. The decrease is primarily a result of large research and development costs incurred in 2009 that did not recur in 2010, including $4.5 million related to an amendment to our services agreement with Diosynth RTP, or Diosynth, our planned secondary source supplier for drug substance and $2.2 million in investigator grants and clinical trial costs, including costs associated with the wind down of an open label extension clinical study. Severance expense also decreased by $0.7 million, as a result of costs incurred in the 2009 period in connection with our September 2009 reduction in force initiative.

     Selling, general and administrative expenses

          Selling, general and administrative expenses decreased $1.2 million, or 15%, to $7.3 million for the three months ended September 30, 2010, from $8.5 million for the three months ended September 30, 2009. The decrease was primarily due to $1.0 million in lower marketing and recruiting expenses as the prior year included preparations relating to our expectation at that time that we would commercially launch KRYSTEXXA in the third quarter of 2009. The lower costs were also due to $0.7 million of severance expense incurred during the three months ended September 30, 2009 related to our plan of termination that reduced our workforce by 25 employees in September 2009. Additionally, our compensation related expenses decreased by $0.5 million in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as a result of the reduction in force initiative in the prior year.

          Partially offsetting the lower expenses discussed above was higher stock based compensation expense of $1.1 million as a result of the vesting of performance based restricted stock and stock options during the three months ended September 30, 2010 as a result of the FDA’s approval of our BLA for KRYSTEXXA.

     Investment income (expense), net

          Investment income decreased $0.5 million to $33,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily attributable to a realized gain of $0.5 million recorded during the three months ended September 30, 2009 resulting from the redemptions of our investment in the Columbia Strategic Cash Portfolio, which we refer to as the Portfolio. The Portfolio was a cash investment fund managed by Columbia Management, a unit of Bank of America, that was closed to new investments and redemptions and that began a liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting our potential to invest in and withdraw from the Portfolio. The portfolio was liquidated over the course of 2008 and 2009.

     Other income (expense), net

          Other expense increased $55.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was due to the mark-to-market valuation adjustment to our warrant liability in the current year which resulted in a $43.2 million loss due to the increase in the fair market value of our warrants. The increase in the fair market value of the warrants during the three months ended September 30, 2010 resulted from increases in the market price of our common stock during that period, partially offset by a reduction in the remaining exercise period and warrant exercises during the period. Additionally, we recorded an $11.8 million gain on the mark-to-market valuation adjustment to our warrant liability during the three months ended September 30, 2009 resulting from a decline in the fair market value of our warrants during that period. The warrant liability was marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Income (Expense), net until the warrants were exercised, expired or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. As a result of the exercise of all of the warrants prior to the warrant expiration date of November 2, 2010, the warrant liability has been eliminated, resulting in an increase in stockholders’ equity and additional paid-in capital.

     Income tax benefit

          We did not record an income tax benefit or expense during the three months ended September 30, 2010 or 2009 as we no longer have the ability to carry back losses to previous years to recover taxes paid. It is uncertain that we will be able to utilize these net operating losses against future income.

     Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

     Revenues

          Total revenues increased $1.0 million, or 46%, to $3.1 million for the nine months ended September 30, 2010, as compared to $2.1 million for the nine months ended September 30, 2009. Gross sales of Oxandrin decreased by $0.5 million, or 28%, to $1.4 million for the nine months ended September 30, 2010, from $1.9 million for the nine months ended September 30, 2009. The decrease was due to lower overall demand for the product as a result of increased generic competition. Net sales of Oxandrin increased by $1.7 million for the nine months ended September 30, 2010 versus the same period in 2009, due primarily to our actual experience with product return and customer rebate rates.

          Oxandrolone generated lower net sales for the nine months ended September 30, 2010, decreasing $0.8 million, or 27%, to $1.9 million from $2.7 million for the nine months ended September 30, 2009. The lower sales of oxandrolone resulted from increased generic competition.

     Cost of goods sold

          Cost of goods sold decreased $0.2 million, or 19%, to $1.0 million for the nine months ended September 30, 2010, from $1.2 million for the nine months ended September 30, 2009. The decrease was primarily due to lower sales of our authorized generic oxandrolone product as a result of increased generic competition.

     Research and development expenses

          Research and development expenses decreased by $19.6 million, or 46%, to $22.5 million for the nine months ended September 30, 2010, from $42.1 million for the nine months ended September 30, 2009. The decrease is primarily a result of large research and development costs incurred in the nine months ended September 30, 2009 that did not recur in the nine months ended September 30, 2010, including $4.5 million related to an amendment to our services agreement with Diosynth, $3.5 million of expenses related to our preparation for our June 2009 FDA Advisory Committee meeting for KRYSTEXXA, $1.7 million of costs associated with technology transfer activities at Diosynth, and $1.0 million in capital expenditures associated with improvements made by Bio-Technology General (Israel) Ltd. (now a subsidiary of Ferring Pharmaceuticals, or Ferring,), or BTG, to its manufacturing facility. In addition, research and development expenses in the nine months ended September 30, 2009 included $3.2 million in investigator grants and outside laboratory services costs associated with the wind-down of our open label extension clinical study. Severance expense also decreased by $2.5 million as a result of costs incurred in the 2009 period in connection with our September 2009 reduction in force initiative.

     Selling, general and administrative expenses

          Selling, general and administrative expenses decreased $8.6 million, or 34%, to $16.8 million for the nine months ended September 30, 2010, from $25.4 million for the nine months ended September 30, 2009. The decrease was primarily due to lower marketing costs during the nine months ended September 30, 2010 as compared to the same period in 2009, which included $5.0 million in expenses associated with the preparation for a possible commercial launch of KRYSTEXXA in 2009. Additionally, the lower costs reflected a decrease of $2.0 million in compensation related and severance expenses as a result of the reduction in force implemented in September 2009. Additionally, our litigation expenses decreased by $0.7 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

     Investment income (expense), net

          Investment income decreased $0.2 million to $82,000 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was primarily attributable to a realized gain of $0.2 million recorded during the nine months ended September 30, 2009 resulting from redemptions of our investment in the Portfolio.

     Other income (expense), net

          Other expense increased $11.2 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to the mark-to-market valuation adjustment to our warrant liability in the current year which resulted in a $34.9 million loss due to the appreciation in fair market value of our warrants. The appreciation in fair market value of the warrants during the nine months ended September 30, 2010 resulted from a higher price per share of our common stock partially offset by a reduction in the remaining term of the warrants. Additionally, we recorded a $24.1 million loss on the mark-to-market valuation adjustment to our warrant liability during the nine months ended September 30, 2009 resulting from appreciation in the fair market value of our warrants during the prior year.

     Income tax benefit

          We did not record an income tax benefit or expense during the nine months ended September 30, 2010 or 2009 as we no longer have the ability to carry back losses to previous years to recover taxes paid. It is uncertain that we will be able to utilize these net operating losses against future income.

Liquidity and Capital Resources

          As of September 30, 2010, we had $78.1 million in cash, cash equivalents and short-term investments as compared to $108.2 million as of December 31, 2009. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

          Based on our current plans for launching KRYSTEXXA, including our anticipated expenses for building a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, and the cost of pursuing additional development and filing for regulatory approval in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for approximately the next nine months. We believe that we will require additional financing and are actively considering our alternatives with respect to timing, structure and size. We may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us.

          On April 8, 2009, we raised $31.0 million through a registered direct offering, which yielded approximately $29.0 million in cash net of approximately $2.0 million of offering costs, which were charged to additional paid-in-capital. We issued 5,927,343 shares of our common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share. The warrants were exercisable at any time on or after the date of issuance and on November 2, 2010. During the first nine months of 2010, holders of our warrants exercised warrants to purchase an aggregate of 487,570 shares of common stock, for an aggregate of $5.1 million of cash proceeds to us. As of September 30, 2010, warrants to purchase 4,550,667 shares of our common stock remained outstanding. Subsequent to September 30, 2010, holders of our warrants exercised warrants to purchase an aggregate of 4,550,667 shares of common stock, either through a cashless exercise or cash exercise. We received an aggregate of $3.4 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 325,047 shares of common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of November 2, 2010, all of the warrants had been exercised and no warrants to purchase shares of our common stock remained outstanding. As all of the warrants have been exercised and are no longer outstanding, our warrant liability has been completely converted into stockholders’ equity as of November 2, 2010.

          In October 2009, we completed an underwritten public offering of 4,945,000 shares of our common stock for net proceeds of $61.4 million. We are using the net proceeds from the offering to develop a program of regulatory filings and review of KRYSTEXXA in other countries, to engage a global secondary source supplier and a secondary fill and finish manufacturer for KRYSTEXXA and for working capital and other general corporate purposes.

          We believe we have sufficient quantities of KRYSTEXXA for a commercial launch in accordance with our launch plan. However, we had to destroy certain launch quantity finished product batches of KRYSTEXXA previously manufactured as a result of the deficiencies cited by the FDA in its July 31, 2009 complete response letter to us responding to our KRYSTEXXA BLA, and our decision to revert to the Phase 3 manufacturing process. These batches of KRYSTEXXA will not be available for commercial distribution and, except for portions of these batches being utilized for stability and other analytical testing, the remaining quantities of this finished product were destroyed. We incurred approximately $5.1 million of cash outlays during 2009 and 2010 to replace these launch quantities of finished product. The costs for these finished product batches were expensed as incurred as research and development expenses within our consolidated statements of operations when the batches were manufactured.

     Tax Benefits

          As of September 30, 2010, we had generated a net operating loss for federal income taxes that we currently do not benefit from. This net operating loss will be carried forward until we become profitable. In February 2010, we received an additional $2.0 million refund of federal income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

     Cash Flows

          Cash used in operating activities for the nine months ended September 30, 2010 was $35.9 million, which reflects our net loss for the period of $72.7 million, substantially offset by a non-cash loss of $32.2 million as a result of the mark-to-market valuation of our warrant liability. Partially offsetting the cash outflows above was the $2.0 million refund received in February 2010 of income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership and Business Assistance Act of 2009. Cash used in investing activities of $14.8 million during the nine months ended September 30, 2010 reflects the purchase of held-to-maturity securities encompassing bank certificates of deposit. We received $5.8 million in cash proceeds from financing activities due to the issuance of common stock, including $5.1 million from the exercise of warrants.

          Cash used in operating activities for the nine months ended September 30, 2009 was $48.3 million, which reflects our net loss for the period of $90.6 million, substantially offset by a non-cash charge of $24.1 million as a result of increased valuation of our warrant liability primarily due to the increase in our common stock price from the date of the warrant issuance through September 30, 2009. Partially offsetting the cash outflows outlined above was the $5.5 million in cash received from our U.S. federal income tax refund as a result of the carry back of our 2008 federal net operating losses against 2006 taxable income. We received $4.1 million from investment activities resulting primarily from the full liquidation of our investment in the Portfolio as of September 30, 2009. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations. We also received $35.4 million in cash from financing activities, $29.0 million resulting from net proceeds from our registered direct offering in April 2009 and $6.5 million in proceeds from the issuance of common stock, primarily due to the exercise of stock options.

          In November 2007, we used $20.0 million in cash to purchase an investment in the Portfolio, which was classified on our consolidated balance sheets as restricted Short-Term and Long-Term Investments. In December 2007, Columbia Management, or Columbia, a unit of Bank of America, or BOA, closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting our potential to invest in and withdraw from the Portfolio. During 2008 and 2009, the entire investment was redeemed and re-invested in cash and cash equivalents and used to fund operations.

          In September 2010, we repurchased 63,249 shares of our common stock from our executive officers in order to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans, for an aggregate cost to us of $1.3 million.

     Funding Requirements

          We are now focusing our efforts on implementing our plans to commercially launch KRYSTEXXA, which we expect will be available by prescription in the United States in December of this year, and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union.

Our future capital requirements will depend on many factors, including:

•	when KRYSTEXXA is first made available for prescription in the United States, and when we begin a full commercial marketing campaign for KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of clinical and pre-clinical trials,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA once a full commercial marketing campaign begins,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand, and

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States.

          As we are planning to independently pursue the commercialization of KRYSTEXXA, our cash needs will increase, and we believe that we will require additional financing and are actively considering our alternatives with respect to timing, structure and size. We may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

     Contractual Obligations

          Below is a table that presents our contractual obligations and commitments as of September 30, 2010:

Payments Due by Period

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years

	(In thousands)
Capital lease obligations	$141	$84	$57	$—	$—
Operating lease obligations	4,722	1,887	2,835		—
Purchase commitment obligations (1)	61,481	23,679	23,582	5,688	8,532
Other commitments (2)	1,508	1,508	—	—	—

Total	$67,852	$27,158	$26,474	$5,688	$8,532

(1)

Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.

(2)

Other commitments represents accrued severance costs related to separation agreements with several former employees as well as obligations related to developmental milestone payments that have been met as of the balance sheet date. Other commitments also represents an aggregate of approximately $1.8 million in sales-based milestone payments that will become due and payable to Duke and MVP on the attainment of specified KRYSTEXXA sales targets, the timing of which is based on our best estimates and assumptions and could shift from period to period. Sales-based royalty payments to Duke and MVP are not included in the table above due to the contingent nature of such obligations. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. We are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sublicensees during any quarter.

          We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA if and when commercial sale commences. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of its annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest based upon the percentage of manufacturing that does not occur in Israel. Our aggregate principal repayment obligation plus interest to OCS if we successfully launch KRYSTEXXA and, per our agreements with BTG, manufacture more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.1 million and $9.0 million at September 30, 2010. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

          We have a liability for unrecognized tax benefits of $10.2 million as of September 30, 2010. We are unable to estimate the amount or the timing of any future payments for this liability, if any.

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

          Manufacturing costs are a significant component of research and development expenses and include costs associated with third-party contractors for validation batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. Prior to the FDA’s approval of KRYSTEXXA, we recorded these manufacturing-related costs as research and development expenses as they were incurred because they did not meet the definition of an asset, since future use could not be determined as a result of uncertainty regarding whether KRYSTEXXA would be approved for marketing by the FDA. As a result of the FDA’s approval of KRYSTEXXA for marketing in the United States, we will no longer expense manufacturing costs relating to KRYSTEXXA as research and development expense. Instead, we will capitalize certain manufacturing costs, as inventory, if the manufacturing costs are directly or indirectly incurred in bringing the KRYSTEXXA product to its current condition and location. The Company recorded $9.4 million in research and development expenses in 2009 and 2010 that relate to commercially viable KRYSTEXXA inventory on hand as of September 30, 2010.

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

          Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We have not deferred any research and development costs as of September 30, 2010 and December 31, 2009 and have recorded $0 of amortization expense for the nine month periods ended September 30, 2010 and 2009, respectively, based on services performed. The deferred balance would be included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $0.3 and $2.1 million of fees incurred during the nine months ended September 30, 2010 and 2009, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities for future potential orders of KRYSTEXXA. As a result of the FDA’s approval on September 14, 2010 of KRYSTEXXA for marketing in the United States, we will defer and capitalize all future fees incurred to reserve manufacturing capacity at our third-party suppliers.

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

          We grant stock options that contain service conditions to employees and directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the nine months ended September 30, 2010 and 2009, we issued 273,000 shares and 1.0 million shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million and $6.1 million, respectively. For the nine months ended September 30, 2010 and 2009, approximately $1.6 million and $2.9 million, respectively, of stock option compensation cost was charged against income. As of September 30, 2010, there was $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation expense which is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          During the nine months ended September 30, 2010, we recorded $0.8 million compensation expense related to the vesting of stock option awards to senior management personnel that contained performance or market conditions, the vesting of which was contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At September 30, 2010, no shares underlying stock options with performance or market conditions remained unvested.

          We grant restricted stock awards that contain service conditions to our employees and to our directors. Additionally, we also grant RSUs to directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the nine months ended September 30, 2010, we issued 31,000 shares of restricted stock at a weighted-average grant date fair value of $11.65 per share amounting to $365,000 in total aggregate fair market value. During the nine months ended September 30, 2010 and 2009, approximately $1.6 million and $2.2 million, respectively, of deferred restricted stock compensation cost was charged against income. At September 30, 2010, approximately 398,000 shares remained unvested and there was approximately $2.5 million of unrecognized compensation cost related to restricted stock and RSUs that contain service conditions.

          During the nine months ended September 30, 2010 and 2009, we recorded $2.1 million and $0, respectively, of compensation expense related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of certain specific strategic objectives, including FDA marketing approval of KRYSTEXXA and other business development objectives. At September 30, 2010, approximately 56,000 shares of restricted stock with performance or market conditions remained unvested and could result in approximately $1.0 million of additional compensation expense if the performance targets are met or expected to be achieved.

          Income Taxes. In the nine months ended September 30, 2010, we generated a net operating loss for federal income tax purposes. The Company did not record an income tax benefit as it is uncertain when or if this loss will be utilized.

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of September 30, 2010 of $154.0 million. The increase in the valuation allowance from December 31, 2009 was primarily due to an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

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

          The total amount of federal, state and local liabilities for unrecognized tax benefits was $10.2 million as of September 30, 2010, including accrued penalties and interest. The net increase of $5.6 million in the liability for unrecognized tax benefits subsequent to adoption of the new accounting guidance on accounting for uncertainties in income taxes as codified under Financial Accounting Standards Board, or FASB, ASC 640, Income Taxes, resulted in a corresponding decrease to the income tax benefit within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

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

          Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes determinations relating to recording impairment losses for OTT through the consideration of various factors such as management’s intent to sell an investment before the recovery of its cost basis. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the nine months ended September 30, 2010 and 2009, we did not experience or record realized investment losses due to OTT declines in fair value.

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

          Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The aggregate net product return allowance reserve was $0.6 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively.

          Allowances for Medicaid and Other Government Rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.3 million as of September 30, 2010 and $0.3 million as of December 31, 2009.

          Inventory Valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates.

          We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves as of September 30, 2010 and December 31, 2009 were $1.4 million and $1.3 million, respectively.

     Accounting Pronouncements

          In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

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

          We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

          These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

          There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Intellectual Property-Related Litigation

          In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, we filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the Court issued an order granting our motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which extended through the fall of 2010. Berger filed his Appeal Brief on May 10, 2010 and we filed a Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to our Cross-Appeal was filed on September 7, 2010, and our Reply to the appellant’s Response was filed on September 24, 2010. All briefing submissions have been completed and the Court will issue further instructions on whether the matter will be scheduled for oral arguments or if the appeal will be decided on the papers. We intend to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

     Other Litigation

          In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. We intend to continue to vigorously defend against this action.

          From time to time, we are subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.

ITEM 1A. RISK FACTORS

                    The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, and we have denoted with an asterisk (*) in the following discussion those risk factors that have been materially revised since the filing of our Annual Report.

     Risks Relating to the Commercialization and Further Development of KRYSTEXXA and Our Ability to Accomplish Our Future Business Objectives

          * Our business focuses primarily on the commercialization in the United States, further clinical development worldwide and commercialization outside of the United States, particularly in the European Union, of a single product, KRYSTEXXA. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U.S. commercialization strategy is unsuccessful, then we will not achieve the revenues that we anticipate, we may need additional funding and market acceptance of KRYSTEXXA may be harmed. If we fail to achieve regulatory approval of KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, or if it is delayed, then we will not achieve the revenues that we anticipate and market acceptance of KRYSTEXXA in those markets may be harmed.

          We are focused on commercializing KRYSTEXXA™ (pegloticase) in the United States, advancing further clinical development worldwide and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. We do not have any other material assets or alternative business plans aside from executing our commercial strategy for KRYSTEXXA. As a result of our reliance on this single product, much of our near term results and value as a company depend on our ability to execute our commercial strategy for this product.

          In the United States, our commercial strategy is to conduct a limited “initial package insert” launch for KRYSTEXXA at congress meetings of the American College of Rheumatology and the American Society of Nephrology, both occurring in November 2010. We intend to make KRYSTEXXA available for prescription on December 1, 2010, at which time we expect to begin the hiring of a 60-person sales force. If the review of our promotional selling materials by the FDA’s Division of Drug Marketing, Advertising and Communications is successfully completed, we anticipate a sales force launch for KRYSTEXXA with full promotional detailing in the first quarter of 2011. This launch effort is complex and requires substantial capital resources. The FDA may not review and provide comments on our promotional selling materials in a timely manner, which may require us to delay our sales force launch of KRYSTEXXA. We have no prior experience launching a biologic drug product, and if we are unsuccessful in executing our launch strategy, then we will not achieve the revenues that we anticipate, we may need additional funding and market acceptance of KRYSTEXXA may be harmed.

          Outside of the United States, our commercial strategy is to further develop and seek regulatory approval for KRYSTEXXA in strategically appropriate jurisdictions. Our initial focus is on the European Union. We have notified the European Medicines Agency, or EMEA, that we intend to file our MAA for the European Union in January 2011. If the MAA is not approved, or if we fail to achieve regulatory approval for KRYSTEXXA in other jurisdictions, or if such approval is delayed, then we will not achieve the revenues that we anticipate and market acceptance of KRYSTEXXA in those markets may be harmed.

          * We have limited marketing and no sales capabilities. If we are unable to expand our sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may be unable to generate product sales revenue from sales to customers.

          To achieve commercial success for KRYSTEXXA in the United States, we must either develop a sales force and expand our marketing organization or outsource certain of these functions to third parties. We currently have limited marketing and no sales capabilities. As a result, we need to rapidly expand our sales and marketing organization in the United States. This expansion will be difficult, expensive and time consuming. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective sales and marketing force for the sale of KRYSTEXXA or we may have underestimated the time and expense to achieve this objective. Alternatively, if we seek to enter into arrangements with third parties to provide or assist with our sales and marketing functions, we may not be able to do so on terms acceptable to us. If we are successful in entering into such arrangements, such third parties may not successfully perform these functions for us. If we do not rapidly expand our internal sales and marketing capabilities, if our efforts to do so take more time and expense than anticipated or if we are unable to enter into a sales and marketing arrangement with a third party on terms acceptable to us, our ability to market and sell KRYSTEXXA and generate product sales revenue from sales to customers will be impaired and result in lower than expected revenues.

          * The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by patients in this largely previously untreated patient population, physicians, infusion site personnel, health care payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

          Those patients who suffer from chronic gout and who are refractory to conventional therapy comprise a largely untreated patient population. KRYSTEXXA may not gain or maintain market acceptance by these patients, or by physicians, infusion site personnel, health care payors or others in the medical community. Alternatively, if we have underestimated the time, cost and difficulty of getting patient referrals from primary care practices to rheumatologists to infuse KRYSTEXXA in order to achieve an appropriate level of market acceptance by these parties or others in the medical community, we could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including, but not limited to:

•	the prevalence and severity of any side effects that we have observed to date or that we may observe in the future,

•	the efficacy and potential advantages over alternative treatments,

•	market acceptance of the price at which we offer KRYSTEXXA for sale,

•	the approved product labeling for KRYSTEXXA, which includes a boxed warning regarding anaphylaxis and infusion reactions, as well as other contraindications, warnings and precautions,

•	the REMS program required as part of the KRYSTEXXA approval,

•	the relative convenience and ease of administration of KRYSTEXXA compared with alternative products or treatments,

•	the timing of the release of KRYSTEXXA to the public compared to alternative products or treatments,

•	the willingness of the target patient population to try KRYSTEXXA and of physicians to prescribe it,

•	our marketing and sales resources, the quantity of our supplies of KRYSTEXXA and our ability to establish a distribution infrastructure for KRYSTEXXA,

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent, and

•	willingness of the target patient population to be referred by the primary care physicians to rheumatologists or infusion centers.

          If market acceptance of KRYSTEXXA is adversely affected by any of these or other factors, then our business may be materially harmed.

          * Our business may be harmed if we inaccurately predict the market size or customer demand for KRYSTEXXA.

          The market size for KRYSTEXXA, and the timing and amount of customer demand in this largely previously untreated patient population, is difficult to predict. Based on the results from our Phase 3 trials, interim open label extension study data and our view of the product profile for KRYSTEXXA, we conducted internal and commissioned external quantitative market research to estimate the size of the market for KRYSTEXXA. Based on the results of such research, we currently estimate the market for KRYSTEXXA to be approximately 170,000 patients in the United States. If we overestimate market size or customer demand, we could incur significant unrecoverable costs from creating excess manufacturing or commercial marketing capacity, and our revenues will be lower than expected. Moreover, if the rate at which physicians prescribe KRYSTEXXA is lower than we have projected based upon our market research, then our revenues will also be lower than expected. Alternatively, if we underestimate market size or customer demand, we may not be able to manufacture sufficient quantities of KRYSTEXXA to enable us to realize the full potential of revenue from the sales of KRYSTEXXA and our business may be harmed as a result. Any of these results could materially harm our business.

          * The FDA approved our BLA with a final label that prescribes safety limits and warnings, including a boxed warning, and we are required to implement post-approval commitments and a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

          The approved United States full prescription information (“label”) for KRYSTEXXA contains safety information, including a prominent warning on the package insert (a so-called “black box warning”) regarding anaphylaxis and infusion reactions, as well as contraindications, warnings and precautions that may reduce the market for the product and increase the costs associated with the marketing, sale and use of the product. In addition, we are required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan for health care providers, and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. We also made a post-approval commitment to the FDA that we will conduct an observational trial in 500 patients treated for one year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA therapy. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised safety labeling or REMS requirements, and result in lower than expected future revenues.

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

          Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that result in lower market acceptance and which would lower our revenues. Payors can also establish prior authorization programs and procedures requiring physicians to document several different parameters in an effort to slow down or deny patient access to therapy. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. If we are not able to obtain coverage and profitable reimbursement promptly from government-funded and private third-party payors for our products, our ability to generate revenues and become profitable will be compromised.

          The Medicare Modernization Act, or the MMA, enacted in December 2003, has altered the way in which physician-administered drugs and biologics, such as KRYSTEXXA, are covered by Medicare and are reimbursed. Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits will be provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

          Moreover, the recently enacted Patient Protection and Affordable Care Act of 2010, or the PPACA, will have a significant impact on the health care system. As part of this legislative initiative, Congress has enacted a number of provisions that are intended to reduce or limit the growth of health care costs, which could significantly change the market for pharmaceuticals and biological products.

          The provisions of PPACA could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

          KRYSTEXXA may also be eligible for reimbursement under Medicaid, but if state-specific Medicaid programs do not provide adequate coverage and reimbursement for KRYSTEXXA, it may have a negative impact on our operations. Recently enacted legislation will increase the amount that pharmaceutical manufacturers are required to rebate to Medicaid and this may have a negative effect on our revenues.

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

          * KRYSTEXXA is subject to restrictions and could be withdrawn from the U.S. market and we may be subject to penalties, if we fail to comply with regulatory requirements or experience unanticipated problems with the product, which would materially harm our business.

          The marketing approval for KRYSTEXXA in the Unites States, along with the manufacturing processes, reporting of safety and adverse events, post-approval commitments, product labeling, advertising and promotional activities, and REMS program, are subject to continual requirements of, and review by, the FDA, including thorough inspections of third-party manufacturing and testing facilities.

          These requirements include submission of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practices, or cGMP, relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The FDA enforces compliance with cGMP and other requirements through periodic unannounced inspections of manufacturing and laboratory facilities. The FDA is authorized to inspect manufacturing and testing facilities, marketing literature, records, files, papers, processes, and controls at reasonable times and within reasonable limits and in a reasonable manner, and we cannot refuse to permit entry or inspection.

          If, in connection with any future inspection, the FDA finds that we or any of our third-party manufacturers or testing laboratories are not in substantial compliance with cGMP requirements, the FDA may undertake enforcement action against us.

          In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety or efficacy, as well as a commitment for an observational trial in patients treated for one year to further evaluate the identification of any serious adverse events associated with the administration of KRYSTEXXA therapy. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

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

          We face substantial competition and our competitors may develop or commercialize alternative technologies or products more successfully than we do.

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

          On September 14, 2010, we received approval for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, a subset of the broader population of patients with gout. By far, the most prevalent treatment for gout today is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, Uloric® (febuxostat) was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, in the event febuxostat is used to treat patients who failed on or were contraindicated to allopurinol, or if patients are otherwise treated with febuxostat prior to being treated with KRYSTEXXA, market demand for KRYSTEXXA could be affected. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

          The PPACA, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

          * If we are unable to maintain orphan drug exclusivity for KRYSTEXXA, we may face increased competition.

          Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.

                     KRYSTEXXA was granted orphan drug designation by the FDA in 2001, which we expect will provide the drug with seven years of orphan drug marketing exclusivity in the United States from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of KRYSTEXXA are available to meet patient demand. If a subsequent drug is approved for marketing for the same or similar indication we may face increased competition, and our revenues from the sale of KRYSTEXXA will be adversely affected.

          * If we do not obtain protection under PPACA by obtaining data and marketing exclusivity for KRYSTEXXA, our business may be materially harmed.

          The PPACA, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. Biological products that are considered to be “reference products” are granted two overlapping periods of data and marketing exclusivity: a four-year period during which no abbreviated biologics license application, or abbreviated BLA, relying upon the reference product may be submitted, and a twelve-year period during which no abbreviated BLA relying upon the reference product may be approved by FDA. For purposes of PPACA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under an abbreviated BLA.

          We believe that KRYSTEXXA is a “reference product” that is entitled to both four-year and twelve-year exclusivity under PPACA. The FDA, however, has not issued any regulations or guidance explaining how it will implement PPACA, including the exclusivity provisions for reference products, and in fact, held a two-day public hearing in November 2010 to obtain feedback on how to interpret and implement the abbreviated BLA provisions of PPACA. It is thus, possible that the FDA will decide to interpret PPACA in such a way that KRYSTEXXA is not considered to be a reference product for purposes of PPACA or be entitled to any period of data or marketing exclusivity. Even if KRYSTEXXA is considered to be a reference product and obtains exclusivity under PPACA, another company nevertheless could also market another version of the biologic if such company can complete, and the FDA permits the submission of and approves, a full BLA with a complete human clinical data package. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products, including KRYSTEXXA. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

          * We believe that we will need to raise substantial additional capital to execute upon our commercial strategy for KRYSTEXXA, including completing the further development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

          As of September 30, 2010, we had $78.1 million in cash and short-term investments, as compared to $108.2 million as of December 31, 2009. As of September 30, 2010, we had an accumulated deficit of $315.1 million. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin and our authorized generic Oxandrin brand equivalent product oxandrolone, have declined substantially in recent years. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position and we do not have further non-core assets to divest.

          While our Board of Directors will continue to evaluate strategic alternatives available to the Company to maximize value, our plan is to launch KRYSTEXXA in the United States and submit a regulatory filing for KRYSTEXXA in the European Union in January 2011. Our future capital requirements will depend on many factors, including:

•	the timing, cost, and success of the U.S. commercial launch of KRYSTEXXA,

•	the cost of manufacturing activities,

•	the cost and results of our post-approval commitments to the FDA,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•

whether we choose to pursue additional collaborative arrangements relating to the commercialization of KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, and if we choose to do so, our ability to establish and maintain such arrangements.

          Based on our current plans for launching KRYSTEXXA, including our anticipated expenses for building a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, and the cost of pursuing additional development and filing for regulatory approval in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for approximately the next nine months. We expect that the cash needed to commercially launch KRYSTEXXA in the United States and seek regulatory approvals in countries other than the United States will be substantial, and we believe that we will require additional financing and are actively considering our alternatives with respect to timing, structure and size. We may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

          * If we market KRYSTEXXA in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

          In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

          The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare program. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce or facilitate prescribing, purchasing or recommending such healthcare items or services may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

          Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement in order to have a claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers, reporting inflated average wholesale prices to pricing services that were then used by federal programs to set reimbursement rates and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Most states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

          We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws for manipulating information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

          Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If this were to occur, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or the imposition of a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

          In addition, proposed federal legislation may impose additional requirements. For example, in January 2009, a federal physician payment disclosure bill, the Physician Payments Sunshine Act of 2009, was introduced, which, if enacted, will require pharmaceutical manufacturers to report certain gifts and payments to physicians; the reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

          Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of KRYSTEXXA, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

          * A key element of our strategy is to seek approval to market KRYSTEXXA in the European Union. If we are not successful in doing so, or if we fail to obtain regulatory approval in other foreign jurisdictions, our business could be materially harmed.

          We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing or pre-filing requirements such as, for filing in the European Union, a pediatric investigational plan, which we submitted in October 2010 in satisfaction of an EMEA, requirement for the filing of a MAA for KRYSTEXXA. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. If we pursue commercialization of KRYSTEXXA outside the United States through development and commercialization partnerships, third parties may be responsible for obtaining regulatory approvals outside the United States. If this occurs, we will depend on such third parties to obtain these approvals. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

          We may elect or be required to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval of KRYSTEXXA in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our United States filings with the FDA, which could restrict our marketing approval of KRYSTEXXA.

          Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous regulatory agencies in other countries. We may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA. For example, we have made a post-approval commitment to the FDA that we will conduct an observational trial in patients treated for one year to further evaluate the identification of any serious adverse events associated with the administration of KRYSTEXXA therapy. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results.

          We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the EMEA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA, including new safety labeling. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to the expansion of our REMS program to include distribution and use restrictions, and could even cause our marketing approval to be revoked.

          Any of these results would materially harm our business and impair our ability to generate revenues and achieve or maintain profitability.

          * Assuming that we receive regulatory approval for the sale of KRYSTEXXA in the European Union and other foreign jurisdictions in which we intend to market KRYSTEXXA, our commercial success in these foreign jurisdictions will depend on our ability to either commence commercial activities in such countries or enter into collaborative arrangements relating to the commercialization of KRYSTEXXA.

          We do not currently have foreign operations, and establishing operations for the sales, marketing and distribution of KRYSTEXXA will be difficult, time consuming, require a significant capital commitment and is subject to foreign regulations. Moreover, there is no guarantee that our efforts to establish commercial operations in the European Union or other foreign jurisdictions will be successful.

          Entering into collaborative arrangements for the commercialization of KRYSTEXXA in the European Union and other foreign jurisdictions may also be time consuming, and may not be on terms favorable to us, if we are successful in entering into such arrangements at all. Even if successful, entering into such collaborative arrangements would subject us to additional risks related to entering into international business relationships, including:

•	potentially reduced protection for intellectual property rights,

•	unexpected changes in tariffs, trade barriers and regulatory requirements,

•	economic weakness, including inflation, or political instability in particular foreign economies and markets,

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad,

•	foreign taxes,

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country,

•	workforce uncertainty in countries where labor unrest is more common than in the United States, and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

          These and other risks may materially adversely affect our ability to attain or sustain profitable operations or collaborations in jurisdictions outside of the United States.

          If we fail to attract and retain senior management and other key personnel, we may not be able to complete the development of or execute upon our commercial strategy for KRYSTEXXA.

          We depend on key members of our management team. As a result of changes in our senior management in recent years, we rely more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon, M.D., who has been providing consulting services to us since January 2009. The loss of the services of Mr. Jaeger or Dr. Simon, or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA. We have employment agreements with certain key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

          We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including BTG for the production of the drug substance, NOF for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance (“drug substance”), and Sigma-Tau PharmaSource, Inc., or Sigma-Tau (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010), for the production of the KRYSTEXXA drug product. These companies are our sole source suppliers for the mPEG-NPC, the drug substance and the KRYSTEXXA drug product.

          Our third-party manufacturers have limited experience manufacturing KRYSTEXXA on a sustained basis and at a capacity that would support our market projections for KRYSTEXXA. In addition, in order to produce KRYSTEXXA in the quantities necessary to meet our long-range anticipated market demand, our contract manufacturers will need to increase the overall manufacturing capacity for the drug substance. If we are unable to increase our manufacturing capacity or qualify an additional supplier, or if the cost of the increased capacity is uneconomical to us, we may not be able to produce KRYSTEXXA in a sufficient quantity to meet future demand, or at a satisfactory cost, either of which would adversely affect our projected revenues and gross margins.

          Moreover, the FDA has previously identified manufacturing deficiencies and violations of cGMP at certain of our manufacturers; some of these deficiencies were significant and required substantial capital to remediate. While we believe that these violations and deficiencies have since been remediated, the FDA may identify further violations or deficiencies in future inspections of our manufacturers’ facilities, which may impede their ability to timely provide us with product, if at all.

           In addition, BTG, which serves as the manufacturer and commercial supplier of the API drug substance for KRYSTEXXA, is located in Israel. Future hostilities in the Middle East could harm BTG’s ability to supply us with the drug substance and could harm our commercialization efforts. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

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

          The manufacture and packaging of pharmaceutical products, such as KRYSTEXXA, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMPs and comparable requirements of foreign regulatory bodies. Our third-party manufacturers, including BTG, Sigma-Tau and NOF, are subject to periodic inspection by the FDA and similar foreign regulatory bodies. If our third-party manufacturers do not pass such periodic FDA or other regulatory inspections for any reason, including equipment failures, labor difficulties, failure to meet stringent manufacturing, quality control or quality assurance practices, or natural disaster, our ability to execute upon our commercial strategy for KRYSTEXXA will be jeopardized. Failure by us, or our third-party manufacturers, to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant approval of pending marketing applications for our product, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

          Qualifying Diosynth as a global secondary source supplier of drug substance, any other change to any of our third-party manufacturers for KRYSTEXXA or any change in the location where KRYSTEXXA is manufactured would require prior FDA review, approval of the manufacturing process and procedures for KRYSTEXXA manufacture. This qualification and FDA review and, approval will be costly and time consuming and could delay or prevent the manufacture of KRYSTEXXA at such facility.

          We have engaged Diosynth, a division of Merck, which is located in North Carolina, as a secondary source supplier of the drug substance used in the manufacture of KRYSTEXXA. In connection with the FDA’s consideration of Diosynth as a secondary source supplier of drug substance, Diosynth is required to produce validation batches of the drug substance to demonstrate to the FDA that the materials produced at Diosynth are comparable to those produced at BTG. If we cannot establish to the satisfaction of the FDA that the drug substance manufactured at Diosynth is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured at Diosynth in the formulation of KRYSTEXXA for marketing in the United States. We do not expect FDA approval of the Diosynth manufacturing facility to be completed until the second half of 2012, at the earliest.

           If we elect to manufacture the drug substance used in KRYSTEXXA at the facility of another third party, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMPs. Any such new facility could also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation of the manufacturing process would be required by the FDA, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand and our needs for any future clinical trials or other development purposes.

          If the company from which we source our mPEG-NPC is unable to supply us with product, our business may suffer.

          We procure mPEG-NPC, a key raw material in the manufacture of drug substance, from a single supplier, NOF. Our contract with NOF requires us to purchase this material on an exclusive basis from NOF and, while we have a contractual right to procure this material from another supplier in the event of a supply failure, procuring this material from another source would require time and effort which may interrupt the supply of mPEG-NPC and thereby cause an interruption of the supply of drug substance and KRYSTEXXA to the marketplace and for any future clinical trials or other development purposes. Any interruption of supply of mPEG-NPC could cause harm to our business.

          If the company on which we plan to rely for fill and finish services for KRYSTEXXA is unable to perform these services for us, our business may suffer.

          We have outsourced the operation for KRYSTEXXA fill and finish services to a single company, Sigma-Tau. We have commenced efforts to engage a secondary third-party fill and finish manufacturer for KRYSTEXXA; however, at this time, we do not have redundancy in our supply chain for these fill and finish functions and currently have no substitute that can provide these services. If Sigma-Tau is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish manufacturer or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish manufacturer or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis, and we may not have sufficient supply to meet our needs for any future clinical trials or other development purposes, any of which would harm our business.

          * We rely on third parties to conduct our clinical activities for KRYSTEXXA and those third parties may not perform satisfactorily, which could impair our ability to satisfy our post-approval commitments to the FDA and any clinical development activities that we may undertake in the future.

          We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA requires that we implement as part of our commercial launch of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

          If these third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy, and obtain additional regulatory approvals, for KRYSTEXXA. We also may be subject to fines and other penalties for failure to comply with requirements applicable to the public reporting of clinical trial information on the registry and results database maintained by the National Institutes of Health, or NIH.

          We also rely on third parties to store and distribute drug supplies for our clinical development activities. Any performance failure on the part of such third parties could delay the commercialization of KRYSTEXXA, causing us to incur additional expenses and harming our ability to generate additional revenue.

          * We may seek a partner for the further development and commercialization of KRYSTEXXA outside the United States. However, we may be unsuccessful in identifying such a transaction on favorable terms or consummating such a transaction. If we are not successful in these efforts, we may fail to meet our business objectives.

          We may seek a development and commercialization partner for KRYSTEXXA outside the United States. We face significant competition in seeking appropriate partners. In addition, such partnering arrangements may not be scientifically or commercially successful or we may not be able to consummate such a transaction on favorable terms. If we are unable to reach agreement with a development and commercialization partner on favorable terms, or if such an arrangement is terminated, our ability to develop, commercialize and market KRYSTEXXA may be harmed and we may fail to meet our business objectives for KRYSTEXXA.

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

          We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or MVP, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide MVP and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. Under the agreement, we are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sublicensees during any quarter. As of November 8, 2010, we had made aggregate payments of approximately $2.4 million to MVP and Duke for the achievement of milestones under this agreement, including the approval of our BLA for KRYSTEXXA.

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

          If we fail to comply with our obligations under the agreement, we could lose the ability to commercialize KRYSTEXXA, which could require us to curtail or cease our operations.

          If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

          Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The composition of matter, methods of manufacturing and methods of use patents and, if issued, patent applications relating to KRYSTEXXA, would expire between 2019 and 2026. Changes in either patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Patient Protection and Affordable Care Act of 2010 allows applicants seeking approval of biosimilar or interchangeable versions of biological products like KRYSTEXXA to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition.

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

          Litigation is inherently uncertain and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights and adversely impact our ability to market and further develop KRYSTEXXA. Legal proceedings that we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including any of the following:

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

     Risks Relating to Our Results of Operations and Your Investment in Our Common Stock

          * We have incurred operating losses from continuing operations since 2004 and anticipate that we will incur substantial expenses in connection with our commercial launch of KRYSTEXXA in the United States and further development and efforts to obtain regulatory approval for KRYSTEXXA outside of the United States. If we do not generate significant revenues from the sale of KRYSTEXXA, we will not be able to achieve profitability.

          Our ability to achieve operating profitability in the future depends on the successful commercialization and further development of KRYSTEXXA. We expect to incur significant expenditures in connection with the commercialization of KRYSTEXXA in the United States and further development and effort to seek regulatory approval for KRYSTEXXA outside of the United States. If sales revenue from KRYSTEXXA is insufficient, we may never achieve operating profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

          Our stock price has been, and will likely continue to be, volatile. Since January 1, 2009, our common stock has traded as high as $23.46 per share and as low as $3.45 per share. The stock market in general, and the market for biotechnology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	when KRYSTEXXA is first made available for prescription in the United States, and when we begin a full commercial marketing campaign for KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA once a full commercial marketing campaign begins,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States,

•	the timing of any future capital raising transactions by us, and the structure of such transactions and amount of capital raised,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries, and

•	other factors described in this “Risk Factors” section.

          The volatility of our common stock imposes a greater risk of capital losses for our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock.

          * We are a party to a stockholder lawsuit regarding the adequacy of our public disclosure, which could have a material adverse affect on our business, results of operations and financial condition.

          In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik, Jr. vs. Savient Pharmaceuticals, et al. An amended complaint was filed on this matter in April 2009 and we filed a motion to dismiss in June 2009. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. We intend to continue to vigorously defend against this action.

          We expect that the costs related to this suit will continue to be significant and we can provide no assurance as to its outcome. If we are not successful in defending this action, we may be required to pay substantial damages to the plaintiffs. As a result, our business, results of operations and financial condition could be materially adversely affected. In addition, even if we are successful, the defense of this action will continue to divert the attention of our management and other resources that would otherwise be engaged or utilized in operating our business.

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

          We face an inherent risk of product liability exposure related to product sales of Oxandrin and oxandrolone. We also face the risk of product liability exposure related to the testing and future product sales of KRYSTEXXA. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended September 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2010	—	—	—	—
August 1 – August 31, 2010	—	—	—	—
September 1 – September 30, 2010	63,249	$20.27	—	—

Total	63,249	$20.27	—	—

(1)

Our Board of Directors has authorized us to repurchase shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the three months ended September 30, 2010, we repurchased 63,249 shares of our common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and additional paid-in capital.

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

Dated: November 8, 2010

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