Form 10-K
period 2010-12-31
SAVIENT PHARMACEUTICALS INC
filed 2011-03-01
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by The Nasdaq Global Market on June 30, 2010) was approximately $845,459,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 24, 2011, the number of shares of Common Stock outstanding was 70,865,648.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements. In particular, any statements about our ability to obtain necessary foreign regulatory approvals for KRYSTEXXA, our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, our ability to execute our launch of KRYSTEXXA in the United States, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

PART I

ITEM 1. BUSINESS

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® (pegloticase) in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors.

The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated enzyme that converts uric acid to allantoin. KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. Chronic gout that is refractory to conventional therapy occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors, at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of an elevation of blood concentration of uric acid that is not accompanied by signs or symptoms of gout, a condition referred to as asymptomatic hyperuricemia.

Gout develops when urate accumulates in the tissues and joints as a result of elevated blood concentration of uric acid. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and tissue deposits of urate, or gout tophi, which may occur in concentrated forms. Patients with severe gout have an associated increased risk of kidney failure and increased risk of cardiovascular disease. Uricase, an enzyme not naturally expressed in humans but present in other mammals, eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. We believe that treatment with KRYSTEXXA controls hyperuricemia and provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

Based on data from the National Health and Nutrition Examination Survey, a biennial survey conducted by the U.S. Centers for Disease Control and Prevention, we believe that there are approximately five million to eight million adults in the United States who suffer from gout. KRYSTEXXA is indicated only for those adult patients who suffer from chronic gout and who are refractory to conventional therapy. We currently estimate the total available market for KRYSTEXXA to be approximately 170,000 patients in the United States, although the size of the market is difficult to predict with accuracy. In addition, the total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payers and others in the medical community.

The FDA granted KRYSTEXXA an Orphan Drug designation in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications, which we expect, assuming issuance of currently pending patent applications, will provide patent protection through 2026.

We have substantially completed our preparations for the full promotional launch of KRYSTEXXA in the United States with our sales force commencing field promotion to physicians on February 28, 2011. During the first quarter of 2011, we hired our initially planned 60 person sales force, with biologic drug experience, six regional business directors, six regional medical scientists and six managed care executives. We are also planning to hire an additional 12 field reimbursement specialists and may increase the number of sales force professionals in the future, if deemed necessary. This sales force will allow us to target the rheumatologists and nephrologists with access to infusion centers that treat adult patients suffering from chronic gout refractory to conventional therapy. We have built an inventory of finished KRYSTEXXA product as of December 31, 2010 that is packaged and labeled for distribution and additional supplies of bulk product that are scheduled to be packaged and labeled as part of our ongoing FDA-approved commercial manufacturing process. We believe this inventory will be sufficient for us to meet internal estimates of market demand through the first quarter of 2012. To date, several large private managed care organizations have added KRYSTEXXA as a covered medical benefit and other managed care organizations are actively evaluating medical benefits coverage. In December 2010, we filed for a temporary “C” code and a permanent “J” code application with the U.S. Centers for Medicare & Medicaid Services for reimbursement of the cost of treatment with KRYSTEXXA. We are also currently in contract negotiations with the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. We expect to have a contract in place with the VA to cover and reimburse KRYSTEXXA by the end of the first quarter of 2011, or shortly thereafter.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, we are preparing to submit a Marketing Authorization Application, or MAA, for centralized review in the European Union. In December 2010, the Pediatric Committee of the European Medicines Agency approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which is a condition to filing for marketing approval in the European Union. We currently expect to submit our MAA for KRYSTEXXA by the end of the first quarter of 2011 or soon thereafter.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin®, our branded version of oxandrolone. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will remain flat or continue to decrease in future periods.

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of KRYSTEXXA, Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA. Total revenues from continuing operations were $4.0 million in 2010, an increase of $1.0 million, or 36%, from $3.0 million in 2009.

Our Board of Directors appointed John H. Johnson as our Chief Executive Officer and elected Mr. Johnson to serve as a member of our Board of Directors, both effective January 31, 2011. Prior to joining us, Mr. Johnson served as a Senior Vice President of Eli Lilly and Company and President of Lilly Oncology, Eli Lilly’s oncology business unit. From August 2007 to November 2009, Mr. Johnson was Chief Executive Officer of ImClone Systems, or ImClone, and served on ImClone’s Board of Directors until ImClone was acquired by Eli Lilly and Company in November 2008. Prior to joining ImClone, Mr. Johnson served as Company Group Chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit, responsible for commercial businesses including Centocor, Inc., Ortho Biotech Products, L.P. and the Worldwide Strategic Marketing group. Mr. Johnson also served as President of Ortho Biotech Products, L.P. We expect that Paul Hamelin, our President since November 2008 and previously our most senior executive officer, will continue in his current role with us through a transition period and then leave to pursue other interests.

In February 2011, Louis Ferrari was appointed as our Senior Vice President, North America Commercial. Mr. Ferrari previously served as Vice President of Oncology and Nephrology, Sales and Marketing at Centocor Ortho Biotech. Prior to that he served as Vice President of Clinical Affairs and Executive Director of Clinical Affairs at Centocor Ortho Biotech. Mr. Ferrari has also held positions at Johnson and Johnson, Oxford GlycoSciences, Ortho-McNeil Pharmaceutical and Lilly. Mr. Ferrari earned his Bachelor of Science in Pharmacy from the Brooklyn College of Pharmacy and a Masters of Business Administration from Adelphi University.

KRYSTEXXA® (pegloticase)

The API in KRYSTEXXA is a PEGylated enzyme that converts uric acid into allantoin. KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. We produce the uric acid degrading enzyme uricase, using a third-party manufacturer, through a recombinant process in which genetically engineered bacteria produce uricase. We then produce the API, pegloticase, by PEGylating the purified uricase in order to decrease the rate at which the human body would otherwise clear the uricase. PEGylation refers to a process in which a polyethylene glycol polymer is attached to a molecule. With KRYSTEXXA, we PEGylate uricase by attaching methoxypolyethylene glycol, or mPEG, to it.

KRYSTEXXA received “orphan drug” designation from the FDA in 2001. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity and some financial benefits including specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the use for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications by other companies to market the same drug for the same use may not be approved in the United States for a period of seven years, except in limited circumstances, such as if a competitive product is shown to be clinically superior to the original product. Orphan drug designation of KRYSTEXXA does not prevent competitors from introducing different competing drugs for the same orphan indication that is covered by KRYSTEXXA’s orphan designation or the same drug for a different indication.

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

Phase 2 Trials

In 2004, we conducted an open label, randomized, three-month Phase 2 safety and efficacy clinical trial of KRYSTEXXA to determine an appropriate dose and dose regimen and to support further testing in pivotal Phase 3 trials. There were 41 participants in this trial. The results of the study confirmed and extended the single dose data obtained in Phase 1, again showing a minimum effective dose and a dose-response plateau in terms of plasma uric acid normalization. These results supported our view as to KRYSTEXXA’s potential efficacy in reducing circulating uric acid. The most common adverse events observed in the Phase 2 trial were gout flares. In addition, 44% of patients experienced one or more adverse events that we determined may have been related to the drug infusion. No other important safety concerns arose from the Phase 2 data set.

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

These North American trials were multicenter, randomized, double-blind, placebo-controlled trials comparing KRYSTEXXA 8 mg intravenously every two weeks or every four weeks to placebo (every two weeks) in patients with chronic gout refractory to conventional therapy. Patients were randomized to the two treatment groups and placebo in a 2:2:1 ratio, meaning that for every one patient in the placebo group, there were two patients in the every two weeks dosing group and two patients in the every four weeks dosing group. Patients were stratified by presence or absence of tophi. In order to maintain the blinded nature of the studies, patients in the every four weeks dosing group received a placebo dose two weeks after each dose.

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

The primary endpoints were also met in the every four weeks dose group, though fewer of the secondary endpoints were met than in the every two weeks dose group. As discussed further below, the every two weeks dose regimen, we believed, presented a much clearer path toward FDA approval, so we focused exclusively on this dosing regimen.

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

In late January 2009, under the auspices of the BLA Oversight Committee of our Board of Directors, we completed the first of three formal blinded and unblinded post-hoc adjudication of all cardiovascular events included in reports of serious adverse events and serious infusion reactions from the Phase 3 trial. Our evaluation was predicated on the Anti-Platelet Trialist Collaborative, or APTC, assessment criteria, which is a standardized approach that the FDA has widely accepted as a method of evaluating cardiovascular risk. APTC cardiovascular events include deaths, non-fatal myocardial infarction and non-fatal stroke. As a result of the review, we concluded that there were three APTC cardiovascular events in the KRYSTEXXA treatment arms of the Phase 3 trials (not including the OLE study) and none in the comparator placebo treatment arm. We also found that there were 10 non-APTC cardiovascular events in the treatment arms and no non-APTC cardiovascular events in the comparator placebo treatment arm. In addition, we evaluated cardiovascular events in the Phase 2 trial and the OLE study. However, because there was no placebo arm in the Phase 2 trial or the OLE study, there were no comparative results between the treatment group and the placebo group.

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

Open Label Extension Study

The purpose of the OLE Study was to better understand the long-term safety of KRYSTEXXA in all patients who have completed the Phase 3 trials including those patients that received placebo during the Phase 3 trials. Patients did not know their Phase 3 group assignment or uric acid values and were permitted to choose to go on or continue on KRYSTEXXA every two weeks or every four weeks or enter an observation group. One hundred fifty-seven patients completed one of the replicate double-blind pivotal Phase 3 clinical trials. One hundred fifty-one patients decided to enroll in the OLE study, 82 of whom decided to initially receive pegloticase 8 mg treatment every two weeks, 67 of whom decided to initially receive pegloticase 8 mg treatment every four weeks and two of whom decided to be observed without further infusions.

In the OLE study, the frequency of safety data collection was identical to the measures used in the Phase 3 trials while efficacy assessments were less frequent. Although there was no concurrent placebo comparator group, the interim efficacy and safety data of KRYSTEXXA in the OLE study appeared to be consistent with the randomized controlled Phase 3 clinical trials.

In early July 2009, we completed the patient dosing phase of the OLE study, and in January 2010, we completed a protocol-specified six-month observation period for patients enrolled in this study.

Re-Exposure Study

A common issue with biologics is that there may be a more pronounced immune response upon re-exposure to the biologic after a prolonged drug-free period. This can lead to reduced effectiveness of the biologic upon a later re-exposure to the drug, and potentially present safety issues. We conducted a re-exposure study in seven patients at four clinical sites that participated in KRYSTEXXA Phase I or Phase II development clinical studies. The goal of this re-exposure study was to determine whether patients who are re-exposed to intravenous KRYSTEXXA treatment after a prolonged KRYSTEXXA-free interval could tolerate the drug. The early development dose, schedule and number of KRYSTEXXA infusions as well of length of interval from last dose varied amongst these seven patients and none of these patients initially received the FDA-approved regimen. These patients had not received KRYSTEXXA treatment since participating in the Phase 1 or Phase 2 study in which they participated. The dosing phase of this study was completed and we evaluated the results of this small study which may be useful in the design of future clinical studies to better understand re-exposure after finite periods of KRYSTEXXA therapy.

Initial BLA Filings

In October 2008, we submitted our Biologic License Application, or BLA, to the FDA seeking approval to market KRYSTEXXA in the United States, and in December 2008, we were notified that the BLA was accepted with priority review status. In January 2009, the FDA notified us of the acceptance, subject to final approval, of the trade name KRYSTEXXA as the proprietary name for pegloticase.

In late January 2009, during the course of the FDA’s review of our BLA, we submitted amendments to our BLA to strengthen and clarify the data included in the BLA and to address review-related questions from the FDA. Although both the every two weeks dose regimen and every four weeks dose regimen for KRYSTEXXA met the primary efficacy endpoint in the Phase 3 trials, the every two weeks dose regimen, we believed, presented a much clearer path toward FDA approval due to its more robust risk-to-benefit profile. As a result, we focused exclusively on the every two weeks dose regimen and recommended only this dosage for approval with the amended BLA. We determined not to seek FDA approval for the every four weeks dose in the amended BLA.

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

Complete Response Letter and Type A Meeting

On July 31, 2009, the FDA issued a Complete Response Letter, or CRL, notifying us that it was not in a position to approve the BLA as a treatment for chronic gout in patients refractory to conventional therapy unless and until a resubmission was provided to the FDA that addressed:

•	deficiencies with the chemistry, manufacturing and controls, or CMC, section of the BLA,

•	remediation of observations arising from the FDA pre-approval inspection of the manufacturing facility of our primary third-party API manufacturer, Bio-Technology General (Israel) Ltd, or BTG,

•	a risk evaluation and mitigation strategy, or REMS, program (consisting of a Medication Guide and a Communication Plan), and

•	a safety update focused on new clinical and pre-clinical data of KRYSTEXXA since the 120-Day Safety Update.

One of the issues raised by the FDA in the CRL addressed a change in PEGylation concentration that we made in the proposed process for manufacturing pegloticase drug substance for commercial use of KRYSTEXXA final drug product. The FDA concluded that the comparability data that we submitted for the material manufactured using the proposed commercial manufacturing process was not adequate to demonstrate that it was representative of the material used to establish the safety and efficacy of KRYSTEXXA in the Phase 3 clinical trials. The FDA stated that we had the option of either reverting to and validating the manufacturing process used to produce pegloticase for the Phase 3 clinical trials or conducting additional comparability clinical trials to support the use of KRYSTEXXA manufactured using the proposed commercial manufacturing process.

The CRL also stated that the FDA determined that a REMS program would be necessary for KRYSTEXXA consisting of:

•

a Medication Guide to ensure the safe and effective use of KRYSTEXXA by patients, alert and warn healthcare providers and patients about the risks of infusion reactions and anaphylaxis associated with KRYSTEXXA therapy, alert and warn healthcare providers not to use KRYSTEXXA in individuals with glucose 6-phosphate dehydrogenase, or G6PD, deficiency, and inform and educate healthcare providers to exercise caution when prescribing KRYSTEXXA to patients with major cardiovascular diseases,

•

a Communication Plan directed to healthcare providers likely to prescribe KRYSTEXXA to provide for the dissemination of information about the risks of severe infusion reactions and anaphylaxis, severe events associated with the use of KRYSTEXXA in individuals with G6PD deficiency, and major cardiovascular events, and

•	an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA.

The CRL also included FDA comments on our draft label language as well as additional CMC comments focused on tightening a number of analytical methods used to assess manufacturing and narrowing analytical specifications associated with commercial production of pegloticase.

Following our review of the CRL, we requested a “Type A” meeting with the FDA, which occurred on September 14, 2009, to determine defined resolutions with respect to the necessary requirements for approval of our BLA. At this meeting, we gained clarification from the FDA on the contents of the CRL and proposed a resubmission plan to fully address all deficiencies and issues identified therein. In response to the deficiencies cited by the FDA with the CMC section of our BLA, we proposed to revert to and validate the original manufacturing process used to produce KRYSTEXXA drug product for the Phase 3 clinical trials and to make certain revisions, such as the inclusion of additional 0.2 micron filters, to the manufacturing process. The FDA indicated that, in its view, our plan was a reasonable approach that would be expected to produce pegloticase drug substance that is representative of that used to establish safety and efficacy in the Phase 3 clinical trials. The FDA also stated that it expected that the comparability between the material produced with this validated Phase 3 process that includes the additional filters and the Phase 3 clinical trial material used in the replicate clinical trials to establish safety and efficacy could be sufficiently established by quality criteria alone without the need to conduct additional clinical studies, provided no significant differences between products were observed.

The FDA also agreed at this meeting with the methods and criteria proposed by us to tighten a number of analytical methods used to assess manufacturing and acceptance criteria for all manufacturing steps in the final commercial production process for pegloticase. Additionally, the FDA informed us that the review cycle for resubmission of our BLA for KRYSTEXXA would include the review of all data to fully address all issues identified in the CRL, including the final product labeling and the materials to be used in connection with our REMS program for KRYSTEXXA. Since the resubmission included REMS program materials, it was subject to a Class 2 review cycle, meaning simultaneous approval of all components of our filing within six months of the date of resubmission.

Resubmission of BLA and FDA Approval of KRYSTEXXA

On March 15, 2010, we resubmitted our BLA for KRYSTEXXA to the FDA. The resubmission included data from three consecutive validation batches of pegloticase drug substance, additional and improved analytical methods for the control and release of pegloticase drug substance and KRYSTEXXA and other data which was designed to address the issues raised by the FDA in its July 31, 2009 CRL. Our submission also included a safety update from the remaining studies that were ongoing at the time of the previous 120-day safety update and additional documentation on prescribing and product labeling information, REMS program materials and a patient medication guide.

On March 30, 2010, the FDA acknowledged receipt of and accepted for review, our resubmitted BLA for KRYSTEXXA. The FDA deemed the resubmission a complete, class 2 response and established September 14, 2010 as the PDUFA date. On July 28, 2010, we submitted to the FDA the final three and six-month stability data for the pegloticase drug substance validation batches manufactured in late October 2009 and the final KRYSTEXXA drug product manufactured from those validation batches in November 2009. We submitted this data to the FDA in response to its request, made during our September 2009 “Type A” meeting, that we submit final stability data at least 30 days prior to the PDUFA date to provide the FDA with adequate time for review.

On September 14, 2010, the FDA approved KRYSTEXXA for marketing for the treatment of chronic gout in adult patients refractory to conventional therapy. We also received acceptance by the European Medicines Agency, or EMA, of the trade name KRYSTEXXA for the European Union.

Manufacturing

We do not own or operate our own manufacturing facilities and use third-party contract manufacturers to manufacture our products under the oversight and supervision of our technical operations personnel. We intend to continue to rely on contract manufacturers to produce our products, and we have recruited personnel with manufacturing experience to oversee the production and release of KRYSTEXXA.

The manufacturing process for pegloticase, which is the API drug substance of KRYSTEXXA, consists of the production of uricase through a recombinant process in which a genetically-engineered bacteria produce uricase, followed by its purification, PEGylation, further purification and formulation to produce the bulk API, pegloticase, which we also refer to as the pegloticase drug substance. Pegloticase is then sterilized by filtration and is aseptically filled into sterile, single dose vials. The manufacturing process and the analytical methods used to test KRYSTEXXA and its intermediates have been validated as required by regulatory agencies.

All clinical supplies of the pegloticase drug substance were produced by BTG, and processes for the manufacture of the KRYSTEXXA drug product, namely sterilization and aseptic filling, were performed either by BTG, Wasserburger Arzneimittelwerk or Sigma-Tau PharmaSource, Inc., or Sigma-Tau. We have commercially launched KRYSTEXXA with pegloticase drug substance produced at BTG, and with aseptic filling and finishing performed by Sigma-Tau.

The production of the pegloticase drug substance is based on a recombinant micro-organism, the subject of an issued patent owned by Duke University, or Duke, and licensed exclusively to us, as well as published patent applications owned directly by us. The manufacturing processes used in the production of the pegloticase drug substance consist in most part of standard biotechnological techniques, except for the PEGylation step. The manufacturing process steps are covered by published patent applications owned directly by us and by an issued patent exclusively licensed to us by Mountain View Pharmaceuticals, or MVP.

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

At our September 2009 “Type A” meeting with the FDA, we proposed a resubmission plan to fully address all deficiencies and issues identified in the CRL. Specifically, we proposed to revert to and validate the original manufacturing process used to produce KRYSTEXXA drug product for the Phase 3 clinical trials and to make certain revisions, such as the inclusion of additional 0.22 micron filters, to the manufacturing process. The FDA indicated that, in its view, our plan was a reasonable approach that would be expected to produce pegloticase drug substance that is representative of that used to establish safety and efficacy in the pivotal Phase 3 clinical trials. The FDA also agreed at this meeting with the methods and criteria proposed by us to tighten a number of analytical methods used to assess manufacturing and acceptance criteria for all manufacturing steps in the final commercial production process for pegloticase.

In late October 2009, as part of our validation campaign, we completed the manufacture of three consecutive batches of pegloticase drug substance at BTG using the manufacturing process used to manufacture pegloticase drug substance for the Phase 3 clinical trials. These batches were manufactured into final KRYSTEXXA drug product in November 2009 and samples from each batch were placed on stability testing by early December 2009. Our third-party testing laboratories then performed in-process and final release analytical testing on each batch of pegloticase drug substance and final KRYSTEXXA drug product to validate their comparability to the drug substance and final KRYSTEXXA drug product used in the Phase 3 clinical trials.

In November and December 2009, BTG submitted to the FDA reports of the steps that BTG had completed to that date with the goal of addressing the deficiencies and other observations identified by the FDA during its pre-approval inspection of BTG’s manufacturing facility in June 2009. In addition, BTG included in its submissions its plans and framework for implementing a broad, continuous quality improvement plan. In early February 2010, BTG received a letter from the FDA stating that the corrective actions implemented by BTG and the additional commitments made by BTG appear to address the FDA’s concerns. The FDA also stated in its letter that it will verify these corrective actions and additional commitments during the FDA’s next inspection of BTG’s facility.

On September 14, 2010, the FDA approved KRYSTEXXA for marketing in the United States for the treatment of chronic gout in adult patients refractory to conventional therapy.

We are advancing our efforts to complete the validation of manufacturing processes for the pegloticase drug substance by a second contract manufacturing organization, Merck Biomanufacturing Network, or Merck (previously Diosynth RTP), which is located in the United States. However, we will continue to rely on a single source of supply, BTG, for the pegloticase drug substance and NOF Corporation of Japan, or NOF, for mPEG-NPC, the PEGylation reagent. We have commenced efforts to engage a secondary fill and finish manufacturer for KRYSTEXXA, but at this time no contract agreement is in place for this function. As such, we also plan to continue to rely on a single provider of fill and finish services, Sigma-Tau, for the foreseeable future. In support of our plans to commercialize KRYSTEXXA, we have entered into agreements with BTG and Sigma-Tau for the supply of commercial materials and with NOF for supply of the PEGylation reagent.

BTG and Sigma-Tau commenced manufacturing of pegloticase drug substance and KRYSTEXXA drug product during the second half of 2010 pursuant to regularly scheduled commercial manufacturing campaigns. In connection with these manufacturing campaigns at BTG and the validation campaign at Merck, we have experienced some batch failures based on one manufacturing specification. While we believe these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we have completed a review of these batches and believe that we have identified the root cause of these failures. Under our direction, BTG and Merck are in the process of implementing remediation steps that we believe will minimize or eliminate these batch failures in the future. While these remediation steps are ongoing, BTG has continued to manufacture pegloticase drug substance without batch failures. During the fourth quarter of 2010, BTG manufactured three batches of pegloticase drug substance that met all specifications.

For more information on our agreements with BTG, Merck, NOF and Sigma-Tau, please see “Manufacturing, Supply, Distribution and Other Arrangements”.

Sales and Marketing

KRYSTEXXA became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty distributors and wholesale distributors.

As KRYSTEXXA is an infused biologic, we expect that rheumatologists will be our primary target audience for our marketing and sales activities relating to KRYSTEXXA. Although the majority of gout patients are seen in primary care settings, many patients prefer specialized care by the rheumatologists. There are approximately 4,500 rheumatologists in the United States. Administration of biologic therapy via intravenous infusion is well-established in clinical practice in the rheumatology setting as there are two widely used pharmaceutical products used for the treatment of rheumatoid arthritis that are administered via intravenous infusion. The key opinion leaders in the gout field are rheumatologists, many of whom have been involved in the clinical development program for KRYSTEXXA.

Nephrologists see a high volume of complicated gout patients due to the association between the deposition of urate crystals in the kidney and renal disease. In some patients who undergo renal transplants, there can be an exacerbation of hyperuricemia and gout due to the use of medications to prevent organ rejection. A subset of nephrologists infuse biologics and do so in the hospital setting. We plan to market to these approximately 1,000 specialized nephrologists who we have determined have potential for adoption of KRYSTEXXA.

Infusion nurses play a critical role for any infused biologic product because they both perform the administration of a drug and are with the patient throughout the entire time of the infusion, providing a potential educational channel to patients. We also plan to market to infusion nurses for field force calls.

In preparation for the launch of KRYSTEXXA, we have conducted field force sizing analyses based on these target audiences and concluded on a field force of 60 specialty sales representatives for the commercial launch. Initially, these 60 sales representatives should allow us to target the approximately 4,500 rheumatologists, 1,000 nephrologists and 2,000 infusions centers which are either privately owned by the physician or are part of medical centers or academic centers. We have completed the hiring process for this field sales force and a management team. These employees have been fully trained and commenced field promotion on February 28, 2011. These field-based specialty sales representatives that we have hired have extensive experience in selling infused biologics, especially in the rheumatology field.

Additionally, we are contracting with a third party to provide 12 nurse educators who are experienced in the infusion of biologics to assist our field-based specialty representatives. These nurse educators will visit infusion centers and provide in service education to the healthcare nursing staff of these clinics. The in-service education will focus on proper storage and proper administration of KRYSTEXXA to patients. We also hired 12 additional employees to serve as reimbursement specialists. These Area Business Managers will provide assistance and education to the office or clinic staff, who are responsible for ensuring patients have reimbursement from the payors to provide services.

To support the payors, physicians and patients, we have also contracted for reimbursement services with an external organization that specializes in providing telephonic and web-based services in the area of insurance coverage and patient reimbursement. This company also administers our Patient Assistance Program pursuant to which we provide free prescriptions for patients who meet pre-established financial necessity criteria. In the first quarter of 2011, we expect to introduce a co-pay/co-insurance assistance program, pursuant to which we will offer need-based financial assistance to qualifying patients to help offset the costs associated with KRYSTEXXA treatment. We expect this program will be administrated by a third-party company that provides similar services for other biologic pharmaceutical companies. In conjunction with the commercial availability of KRYSTEXXA, on November 22, 2010, through partnerships with experienced third-party vendors, we launched our reimbursement and pharmacovigilance hotline services for the benefit and use of prescribers and patients.

Oxandrin and oxandrolone

Oxandrin is an oral synthetic derivative of testosterone used to promote weight gain following involuntary weight loss related to disease or medical condition. We sell Oxandrin in both 2.5 mg and 10 mg tablets. We first introduced Oxandrin in the 2.5 mg strength in December 1995 and followed with the 10 mg tablet in October 2002. We introduced the 10 mg strength to reduce the number of tablets required to be taken by patients taking 20 mg a day, which is a common dosage. For the years ended December 31, 2010 and 2009, approximately 41% and 46%, respectively, of all Oxandrin prescriptions were being filled with the 10 mg tablet. Since our 1995 launch of Oxandrin, our Oxandrin sales have been primarily for the treatment of patients suffering from HIV/AIDS-related weight loss.

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

Sales of Oxandrin and our authorized generic version of oxandrolone accounted for 99.6%, 100% and 95% of our 2010, 2009 and 2008 revenues, respectively.

Manufacturing, Supply, Distribution and Other Arrangements

KRYSTEXXA

Bio-Technology General (Israel) Ltd. (a subsidiary of Ferring Pharmaceuticals)

In 2007, we entered into commercial supply and development agreements with BTG, pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to our BLA for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States.

Under our commercial supply agreement with BTG, as amended, BTG is obligated to manufacture for us our firmly forecasted commercial supply of KRYSTEXXA and we are obligated to purchase from BTG at least 80% of our worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then we may purchase all of our pegloticase drug substance requirements from other suppliers until BTG demonstrates to our reasonable satisfaction that it has remedied its supply failure. In addition, if our product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then we may purchase from other suppliers our pegloticase drug substance requirements that exceed BTG’s capacity. We are obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance that we expect to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 12 months within specified limits. As of December 31, 2010, based on our latest forecast, we expected to purchase an aggregate of approximately $7.5 million of pegloticase drug substance during 2011. During 2008, we paid to BTG non-refundable fees of $2.2 million, to reserve manufacturing capacity relating to our potential future orders of pegloticase drug substance. We recorded these capacity reservation fees, which may be credited as a discount against future orders of pegloticase drug substance, as research and development expenses as they were incurred.

Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either we or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

Merck Biomanufacturing Network

In 2007, we entered into a services agreement with Diosynth RTP, Inc (now a division of Merck), or Merck, pursuant to which Merck is preparing to serve as our secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, we are obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, we entered into a revised services agreement with Merck, pursuant to which we delayed the 2009 conformance batch production campaign until 2010. During the second quarter of 2010, the conformance batch production campaign at Merck was started. As a result of batch failures at Merck based on one manufacturing specification, the 2010 conformance batch production campaign was terminated during the fourth quarter of 2010. As such, this conformance campaign cannot be used to support licensure of the Merck facility for the commercial production of pegloticase drug substance. With the assistance of an outside manufacturing and quality consulting firm, we have completed a review of these batch failures and believe we have identified the root cause. Under our direction, Merck is in the process of implementing remediation steps that we believe will minimize or eliminate these batch failures in the future. We expect Merck’s conformance batch production to re-start later in 2011 and expect the additional costs associated with its re-execution campaign to result in incremental costs ranging between $7 million and $11 million. The timing of the conformance batch production and the expected campaign cost will be dependent on us reaching a satisfactory amendment to the service agreement.

We incurred total costs of $8.3 million and $8.2 million in 2010 and 2009, respectively, for services rendered under the agreement. Included in the total costs incurred in 2009 was a $2.0 million fee for the reservation of manufacturing capacity required for the production of the conformance batches in 2010 and an additional $2.5 million idle and down-time fee imposed under the agreement because we delayed the originally scheduled conformance batch production campaign from 2009 to 2010. We recorded the fees for capacity reservation, idle and down-time and other technology transfer services rendered by Merck as research and development expenses as they were incurred.

Either we or Merck may terminate the services agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement at any time upon 45 days advance notice. If we terminate the agreement other than for Merck’s breach, or if Merck terminates the agreement for our breach, we must pay Merck a termination fee based on the value of the remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Merck that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

We estimate that Merck will be able to commence its commercial supply of pegloticase drug substance for KRYSTEXXA as our potential secondary source supplier during the second half of 2012, at the earliest. This estimate assumes that (1) the conformance batches are scheduled for production and testing in the second half of 2011, (2) the execution of validation batches will meet the same quality standards as those produced by BTG, (3) the Merck manufacturing facilities will receive a satisfactory inspection and regulatory approval from the FDA, and (4) we will complete and execute a commercial supply agreement with Merck. We and Merck will jointly make a go/no-go decision to have Merck proceed with commercial manufacturing following the evaluation of various preliminary manufacturing runs.

NOF Corporation (Japan)

In 2007, we entered into a supply agreement with NOF pursuant to which NOF serves as our exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the drug substance for KRYSTEXXA. We must purchase our entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of our firm orders, in which case we may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to our reasonable satisfaction.

Under the agreement, we are obligated to make specified minimum purchases of mPEG-NPC from NOF. We must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that we expect to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 12 months within specified limits. As of December 31, 2010, based on current forecasts, we expected to purchase mPEG-NPC at an aggregate cost of approximately $2.3 million during 2011. For any given year, upon three months advance notice, we may terminate our minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year.

NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside the United States or in the European Union. Our agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either we or NOF may terminate the agreement for convenience upon 24 months advance notice. Either we or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if we terminate the agreement for NOF’s breach or bankruptcy, we may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If we terminate the agreement for convenience or NOF terminates the agreement for our breach, we must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

Sigma-Tau PharmaSource, Inc.

In October 2008, we entered into a non-exclusive commercial supply agreement with Sigma-Tau (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010), which replaced our 2006 service agreement with Sigma-Tau. Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, we agreed that once KRYSTEXXA received marketing approval from the FDA, we would purchase from Sigma-Tau product support services. As of December 31, 2010, we expected to purchase from Sigma-Tau product support services at an aggregate cost of approximately $1.7 million over the next 12 months. These purchase obligations are based on a rolling forecast that we have agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that we expect to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 18 months within specified limits. If we cancel batches subject to a firm order, we must pay Sigma-Tau a fee. Under the agreement, we are also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. During 2010 and 2009, we incurred $0.5 million and $0.3 million, respectively, in capacity reservation fees. Capacity reservation fees incurred before FDA approval were recorded as research and development expenses, in the amount of $0.3 million for both 2010 and 2009. Capacity and reservation fees of $0.2 million incurred after FDA approval were recorded to the balance sheet in 2010. As a result of the grant by the FDA of marketing approval for KRYSTEXXA in the United States, we will no longer expense manufacturing costs relating to KRYSTEXXA as research and development expense. Instead, we will capitalize these costs as inventory as they are incurred.

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

We believe that our current arrangements for the supply of clinical and commercial quantities of pegloticase drug substance and finished form KRYSTEXXA will be adequate to satisfy our currently forecasted commercial requirements of KRYSTEXXA.

Mountain View Pharmaceuticals, Inc. and Duke University

We are party to an exclusive royalty bearing license agreement with MVP and Duke, originally entered into in August 1997 and amended in November 2001, granting us rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG-NPC conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, we also have the exclusive license to the trademark Puricase®, which is a registered trademark of MVP and was available for potential use as the proprietary name of the product candidate we now refer to as KRYSTEXXA. However, if we elect not to use the trademark Puricase, or if we otherwise fail to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then MVP would retain all rights to use the trademark Puricase.

Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us or our sub-licensees. Under the agreement, we are also required to pay royalties of 20% of any revenues or other consideration we receive from sub-licensees during any quarter. During the year ended December 31, 2008, we made aggregate milestone payments to MVP and Duke of $0.5 million upon the filing of our BLA for KRYSTEXXA. In addition, during the year ended December 31, 2010, we made aggregate milestone payments of approximately $0.8 million to MVP and Duke as a result of obtaining regulatory approval of KRYSTEXXA in the United States which was one of five major global markets identified in the agreement. We are also required to pay up to an aggregate of approximately $1.8 million to MVP and Duke upon the successful commercialization of KRYSTEXXA and attainment of specified KRYSTEXXA sales targets. As of December 31, 2010, we had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement.

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

Oxandrin

Gedeon Richter Ltd.

In February 1999, we entered into a supply agreement for oxandrolone bulk API with Gedeon Richter Ltd., or GRL, pursuant to which GRL served as our exclusive manufacturer and distributor of oxandrolone bulk API in the United States. Under the agreement, we were required to make specified minimum purchases. In April 2007, in response to the introduction of generic forms of oxandrolone tablets by competitors, we and GRL mutually agreed to amend the supply agreement. Under the terms of the amended agreement, we and GRL eliminated our future purchase commitment obligations and the provisions for supply exclusivity, and we purchased GRL’s remaining inventory of oxandrolone bulk API. The initial term of the amended agreement expired in December 2010 and automatically renewed for a successive one-year period. These renewal periods will continue until such time as we or GRL terminate the agreement with advance notice of one year.

DSM Pharmaceuticals, Inc.

In December 2002, we entered into a supply agreement with DSM Pharmaceuticals, Inc., or DSM, for the manufacture of 2.5 mg and 10 mg Oxandrin and our authorized generic oxandrolone tablets. Under the agreement, which was amended in April 2007, we are obligated to supply DSM with sufficient quantities of oxandrolone bulk API, which we acquire from GRL, for DSM’s production of the Oxandrin and authorized generic oxandrolone tablets. We are obligated to submit a rolling forecast to DSM on a monthly basis setting forth the total quantity of Oxandrin and authorized generic oxandrolone tablets that we expect to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order. Our agreement with DSM expired in December 2010.

At this time, we do not intend to seek an alternative manufacturer for Oxandrin and authorized generic oxandrolone tablets. DSM has manufactured sufficient quantities of Oxandrin and authorized generic oxandrolone during 2010 prior to the termination of the supply agreement to adequately supply the products to our customers for at least the next two years.

Oxandrolone

Watson Pharma, Inc.

In June 2006, we entered into a supply and distribution agreement with Watson, pursuant to which Watson serves as the exclusive U.S. distributor of our authorized generic version of oxandrolone, an Oxandrin-brand equivalent product that we supply to Watson. Under the agreement, we began providing oxandrolone to Watson for U.S. distribution in December 2006. We receive a significant portion of the gross margin earned by Watson on the sale of the product.

The agreement has an initial term ending in June 2016, and either we or Watson may terminate the agreement upon one-year’s advance notice. Additionally, either we or Watson may terminate the agreement at any time in the event of insolvency or uncured material breach by the other party.

Sales and Distribution

We sell KRYSTEXXA through a network of specialty and wholesale distributors. The specialty distributors market directly to doctors and infusion suites and include Besse Medical, McKesson Corp. and Curascripts. Our wholesaler customers market KRYSTEXXA primarily to hospitals and long-term care facilities and are Cardinal Health, AmerisourceBergen Corp. (the parent of Integrated Commercialization Services, Inc., or ICS, our third-party logistics provider) and McKessson Corp.

We sell Oxandrin in the United States through our third-party logistics provider ICS, mainly to three drug wholesaler customers: Cardinal Health, AmerisourceBergen Corp. and McKesson Corp. Our sales to these three wholesalers as a percentage of our total gross sales of Oxandrin relating to continuing operations were 80%, 74%

and 83% for the years ended December 31, 2010, 2009 and 2008, respectively. In December 2006, we began selling our authorized generic version of oxandrolone to Watson for distribution in the United States.

Sales of oxandrolone through Watson accounted for approximately 62%, 59% and 44% of our 2010, 2009 and 2008 total gross sales respectively.

Research and Development

Our research and development expenses related to continuing operations were $32.4 million, $51.7 million and $55.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, almost all of which were incurred in the development of KRYSTEXXA. Research and development costs are expensed as incurred and include salaries and benefits, stock-based compensation, and costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials.

Manufacturing cost is a significant component of research and development expenses and includes costs associated with third-party contractors for validation batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related costs as research and development expenses as they were incurred because these costs did not meet the definition of an asset, since future use could not be determined as a result of uncertainty regarding whether KRYSTEXXA would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. On September 14, 2010, the FDA approved KRYSTEXXA for marketing in the United States and, as a result, current and future periods can now benefit from certain manufacturing-related activities relating to KRYSTEXXA. Therefore, we are now capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs meet the definition of inventory assets. Manufacturing costs incurred at third-party facilities, such as Merck, who we are trying to qualify as our secondary source supplier of pegloticase drug substance, or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA, will continue to be recorded as research and development expenses.

Clinical trial cost is another significant component of research and development expenses and most of our clinical studies are performed by third-party contract research organizations, or CROs. We accrue costs for clinical studies performed by CROs that are milestone or event driven in nature and based on reports and invoices submitted by the CRO. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical sites, investigators, testing facilities and patients for participating in our clinical trials. Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We had no deferred research and development costs as of December 31, 2010 and December 31, 2009 and had no amortization expense for the year ended December 31, 2010 and December 31, 2009 based on services performed. All other research and development costs are charged to expense as incurred, including $0.3 million and $2.3 million of fees incurred during the years ended December 31, 2010 and 2009, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA. As a result of the FDA’s approval of KRYSTEXXA for marketing in the United States, we now defer and capitalize all future fees incurred to reserve manufacturing capacity at our third-party suppliers.

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Israel-United States Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of

BTG to Ferring Pharmaceuticals, or Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of our annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. Our aggregate principal repayment obligation plus interest to OCS and BIRD, if we manufacture more than 20% of our annual worldwide bulk product requirements outside of Israel, would be between $4.1 million and $9.1 million at December 31, 2010.

Governmental Regulation

Regulatory Compliance

Regulation by United States and foreign governmental authorities is a significant factor affecting our ability to commercialize KRYSTEXXA, the timing of such commercialization and our ongoing research and development activities. The commercialization of KRYSTEXXA requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packing, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing, and postmarketing commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

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

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information and proposed labeling are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a CRL, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified postmarketing commitments. Any approval required from the FDA might not be obtained on a timely basis, if at all. KRYSTEXXA was approved for marketing by the FDA on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practices, or cGMPs. In complying with cGMPs, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing laboratories. A successful inspection of the manufacturing facility by the FDA is a prerequisite for final approval of a biological product like KRYSTEXXA. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA. We also face similar inspections coordinated by the EMA by inspectors from particular European Union member countries that conduct inspections on behalf of the European Union and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

Regulatory requirements and approval processes in European Union member countries are similar in principle to those in the United States and can be at least as costly and uncertain. The European Union has established a unified centralized filing and approval system administered by the Committee for Medicinal Products for Human Use designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

We use and plan to continue to use third-party manufacturers to produce our products in clinical and commercial quantities. Future Health Authority, or HA, inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, including new safety risks, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, BLA or other HA application, including withdrawal or recall of the product from the market or other voluntary or HA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, the imposition of additional mandatory postmarket studies or clinical trials, or the imposition of or revisions to a REMS program, including distribution and/or use restrictions. Also, new government requirements may be established that could affect the regulatory approval of KRYSTEXXA.

Once an NDA, BLA or other HA application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports to the FDA, recordkeeping, product sampling and distribution, and, as discussed above, may be subject to mandatory postmarket study and REMS requirements. In addition, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, a drug or biologic may not be promoted for uses that are not approved by the FDA and EMA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The FDA also requires substantiation of any claims of superiority of one product over another, including the requirement that such claims be proven by adequate and well-controlled head-to-head clinical trials. The FDA also requires all promotional materials that discuss the use or effectiveness of a prescription drug or biologic to disclose in a balanced manner the risks and safety profile of the product.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse” issues, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescribing of a particular drug. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented for payment to the United States government, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code on Interactions With Healthcare Professionals, which is a voluntary industry code developed to establish standards for interactions with and communications to healthcare professionals and we have adopted processes that we believe enhance compliance with this code and applicable federal and state laws.

We are also subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research and development activities.

On September 14, 2010, the FDA approved KRYSTEXXA for marketing for the treatment of chronic gout in adult patients refractory to conventional therapy. We also received acceptance by the European Medicines Agency, or EMA, of the trade name KRYSTEXXA for the European Union.

Reimbursement and Pricing Controls

In many markets today, including the United States as well as other markets in which we or any potential collaborator would commercialize KRYSTEXXA if we obtain marketing approval to do so, the prices of pharmaceuticals are constantly being subjected to direct and indirect price controls by a multitude of laws and reimbursement programs with varying price control mechanisms. In addition, where pricing of a pharmaceutical product varies from jurisdiction to jurisdiction, parallel importing in which product sold at a lower price in one jurisdiction may be legally or illegally imported into higher priced jurisdictions may undercut pricing in that higher priced jurisdiction.

Since we set the price for KRYSTEXXA at $2,300 per 8 mg vial, private and public payors are determining their interest in providing access to KRYSTEXXA. They are also determining what requirements or hurdles, such as prior authorization, to put in place for patients to qualify for therapy and ultimately what level of reimbursement they will provide, as well as the level of contribution required from the patient. These access decisions are closely linked to the price of KRYSTEXXA and our ability to demonstrate clinical and economic benefits for a payor’s covered populations.

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

As of February 24, 2011, we maintained 22 issued U.S. patents either owned or exclusively licensed by us, and 108 foreign issued patents in a number of jurisdictions. Additionally, as of February 24, 2011, we owned or have exclusively licensed to us, 5 issued U.S. patents, 11 pending U.S. patent applications, 90 issued foreign patents and 145 pending foreign patent applications in a number of jurisdictions in support of KRYSTEXXA. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. The expiration or loss of patent protection resulting from legal challenge normally results in significant competition from generic products against the originally patented product and can result in significant reduction in sales of that product in a very short time. For example, generic competition for Oxandrin began in December 2006 and the introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse affect on our financial results and cash flow. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others proprietary rights. Such litigation may consume substantial amounts of our resources.

We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.

In the aggregate, our patent and related rights are of material importance to our business. We have exclusively licensed from MVP and Duke issued patents and pending patent applications in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, directed to PEGylated urate oxidase, as well as methods for making and using PEGylated urate oxidase. We have also jointly filed U.S. patent applications with Duke directed to administration of PEGylated urate oxidase. In addition, we are the sole owner of several pending patent applications filed in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, directed to urate oxidase. Our licensed, co-owned and solely-owned issued patents and pending patent applications relating to PEGylated urate oxidase, if issued, would expire between 2019 and 2026, not including any possible patent term extensions that may be available as a result of the recent FDA approval on September 14, 2010 of KRYSTEXXA for marketing in the United States.

Trademarks

We currently own U.S. and several foreign registrations or applications for trademarks for Savient, KRYSTEXXA, Oxandrin and URIXIV, which are used or proposed for use in connection with pharmaceutical products containing the drugs oxandrolone and PEG-uricase. All of these trademarks are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in the patent and trademark offices of many other countries. The U.S. registrations for issued trademarks will be valid and will not expire for so long as we continue to use and properly maintain the registrations, for example, by obtaining renewals at the appropriate times and paying appropriate fees, and provided they are not otherwise successfully challenged.

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

On September 14, 2010, we received FDA approval for marketing of KRYSTEXXA in the United States as a treatment for chronic gout in adult patients refractory to conventional therapy. There is no other drug or biologic approved for this patient population. Currently, by far the most prevalent conventional treatment for patients with gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Additionally, a small number of gout patients are treated with probenecid, which can lower uric acid levels by increasing excretion of uric acid. Febuxostat is another treatment for gout that received FDA approval in February 2009 and was launched in the U.S. market in March 2009 under the trade name Uloric®. Febuxostat can lower uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat at the 80 mg dose has demonstrated superior uric acid control as compared to the most commonly used dose of allopurinol in randomized head-to-head clinical trials, febuxostat has not demonstrated superior clinical benefits in comparison to allopurinol. If febuxostat is able to adequately treat some gout patients who are unable to be adequately treated by allopurinol, it will reduce the population of patients with chronic gout that is refractory to conventional therapy and therefore our target market. Febuxostat was developed by Teijin Pharma Limited in Japan and licensed to Takeda Pharmaceuticals North America, Inc. in the United States and to Ipsen Pharmaceuticals, or Ipsen, in Europe. In October 2009, Ipsen subsequently granted exclusive license rights in 41 countries to the Menarini Group.

In addition to the drugs which are currently on the market that treat patients with gout, there are companies who are developing new medications for the gout market. Ardea Biosciences is currently developing RDEA594 for the treatment of hyperuricemia and gout. This product candidate recently generated positive results from a Phase 2a study to show normalization of the amount of uric acid excreted by gout patients previously classified as under-excretors. As this product is still in mid-stage development, it is uncertain if this drug candidate will be approved for marketing by the FDA alone, or in combination with other products, in the future.

Legislation has been introduced in the U.S. Congress that, if enacted or implemented, would permit more widespread reimportation of drugs and biologics from foreign countries into the United States. This may include reimportation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, if enacted, could be an additional competitive factor for any approved products that we market. Legislation also has been introduced in the U.S. Congress that, if enacted, would permit the FDA to approve biosimilar versions of biological products like KRYSTEXXA through an abbreviated approval pathway. Such legislation, or similar regulatory changes, if enacted could result in earlier entry of similar, competing products and be another competitive factor for KRYSTEXXA.

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

Recent Changes in Our Senior Management

On January 24, 2011, John Johnson was appointed as Chief Executive Officer and elected to serve as a member of our Board of Directors, both effective January 31, 2011. Paul Hamelin, our President since November 2008 and previously our most senior executive officer, will continue in his current role with us through a transition period and then leave the company to pursue other interests.

On February 7, 2011, Louis Ferrari was appointed as Senior Vice President, North America Commercial.

Employees

As of February 24, 2011, we had 129 employees. All employees are located in the United States. There are 19 employees engaged in research and development activities including clinical, regulatory, quality assurance and control, and manufacturing or production activities; 29 employees are engaged in general and administrative activities including executive, finance, legal, human resources, investor relations, information technology, and operations; and 81 employees are engaged in sales and marketing activities including commercial operations, sales operations and marketing.

Our Corporate Information

We were incorporated as Bio-Technology General Corp. under the laws of Delaware in 1980 and changed our name to Savient Pharmaceuticals, Inc. in June 2003. Our principal executive offices are located at One Tower Center, 14th Floor, East Brunswick, New Jersey 08816, and our telephone number is (732) 418-9300.

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

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions
John Johnson	53	Chief Executive Officer
Paul Hamelin	56	President
Philip K. Yachmetz	54	Senior Vice President, General Counsel and Secretary
David G. Gionco	50	Group Vice President, Chief Financial Officer and Treasurer
Louis Ferrari	59	Senior Vice President, North America Commercial

John Johnson was appointed Chief Executive Officer in January 2011. Prior to joining the Company, Mr. Johnson served as a Senior Vice President of Eli Lilly and Company and President of Lilly Oncology, Eli Lilly’s oncology business unit. From August 2007 to November 2009, Mr. Johnson was Chief Executive Officer of ImClone Systems, or ImClone, and served on ImClone’s Board of Directors until ImClone was acquired by Eli Lilly and Company in November 2008. Prior to joining ImClone, Mr. Johnson served as Company Group Chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit, responsible for commercial businesses including Centocor, Inc., Ortho Biotech Products, L.P. and the Worldwide Strategic Marketing group. Mr. Johnson also served as President of Ortho Biotech Products, L.P.

Paul Hamelin was appointed President in November 2008. From May 2006 to November 2008, Mr. Hamelin was our Senior Vice President, Commercial Operations. From March 2006 until May 2006, Mr. Hamelin was Managing Director of our former United Kingdom subsidiary, Rosemont Pharmaceuticals, and from June 2005 to March 2006, he served as a consultant to us regarding the Rosemont business. From 2004 to June 2005, Mr. Hamelin served as President and Chief Operating Officer of Algorx Pharmaceuticals. From 2002 to 2004, he was President and Chief Executive Officer of Elitra Pharmaceuticals, and from 2000 to 2002, he was Senior Vice President, Global Commercial Operations of Millennium Pharmaceuticals. Mr. Hamelin has also held marketing, sales and commercial operations management positions at Pharmacia/Searle, Abbott Labs and Eli Lilly, all of which are pharmaceutical companies, and has worked in the pharmaceutical industry for over 30 years. Mr. Hamelin has participated in the launch of more than a dozen different drug products and is a registered pharmacist. We expect that Mr. Hamelin will continue in his current role with us through a transition period and then leave to pursue other interests.

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

David G. Gionco has been our Group Vice President, Chief Financial Officer and Treasurer since February 2009, having previously served as our Vice President of Finance and Controller from February 2006. From August 2004 until February 2006, he was Acting Chief Financial Officer/Director of Finance and Controller for Odyssey Pharmaceuticals. From July 2003 to August 2004, Mr. Gionco was Director of Finance for Progenics Pharmaceuticals. Mr. Gionco has spent more than 20 years in the pharmaceutical industry, including various audit, corporate accounting, financial planning, finance and controller roles of increasing responsibility at pharmaceutical companies including Medco, Merck & Co., Progenics and Odyssey. Mr. Gionco is a Certified

Public Accountant in the State of New York and has seven years of financial auditing experience with Edward Isaacs & Company, a public accounting firm that was acquired in 2000 by McGladrey & Pullen. Mr. Gionco holds a B.S. in Accounting from Fairleigh Dickinson University and an MBA from Rutgers University.

Louis Ferrari was appointed as our Senior Vice President, North America Commercial in February 2011. Mr. Ferrari previously served as Vice President of Oncology and Nephrology, Sales and Marketing at Centocor Ortho Biotech. Prior to that he served as Vice President of Clinical Affairs and Executive Director of Clinical Affairs at Centocor Ortho Biotech. Mr. Ferrari has also held positions at Johnson and Johnson, Oxford GlycoSciences, Ortho-McNeil Pharmaceutical and Lilly. Mr. Ferrari earned his Bachelor of Science in Pharmacy from the Brooklyn College of Pharmacy and a Masters of Business Administration from Adelphi University.

ITEM 1A. RISK FACTORS

Risks relating to the commercialization and further development of KRYSTEXXA and our ability to accomplish our future business objectives

Our business focuses primarily on the commercialization in the United States of a single product, KRYSTEXXA. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U.S. commercialization strategy is unsuccessful, then market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding.

The primary focus of our business is commercializing KRYSTEXXA® (pegloticase) in the United States. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product, much of our near term results and value as a company depend on our ability to execute our commercial strategy for this product in the United States.

We have substantially completed our preparations for the full promotional launch of KRYSTEXXA in the United States with our sales force commencing full promotion on February 28, 2011. However, the successful execution of our launch strategy is complex and will require substantial capital resources. We have no prior experience launching a biologic drug product. If we are not successful in executing our launch strategy, then market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding.

Our business also focuses on the further clinical development worldwide and commercialization outside of the United States of KRYSTEXXA, particularly in the European Union. If we fail to achieve regulatory approval for KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, or if regulatory approval in those jurisdictions is delayed, then market acceptance of KRYSTEXXA in those markets may be harmed and we will not achieve the revenues that we anticipate.

We intend to market KRYSTEXXA outside the United States. In order to market KRYSTEXXA in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We currently expect to file our MAA for marketing authorization of KRYSTEXXA in the European Union at the end of the first quarter of 2011 or soon thereafter. If our MAA is not approved, or if such approval is delayed, then market acceptance of KRYSTEXXA in the European Union may be harmed and we will not achieve the revenues that we anticipate.

The procedures to obtain marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. If we pursue commercialization of KRYSTEXXA outside the United States through development and commercialization collaborations, third parties may be responsible for obtaining regulatory approvals outside the United States. If this occurs, we will depend on such third parties to obtain these approvals. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize KRYSTEXXA in any market. If we fail to receive approval in these jurisdictions, we will not generate any revenue from sales of KRYSTEXXA in these jurisdictions.

We are in the process of hiring and training sales and marketing personnel and establishing an infrastructure for commercialization of KRYSTEXXA in the United States. If we are not able to successfully recruit and retain sales and marketing personnel in the United States and establish an appropriate infrastructure, our ability to commercialize KRYSTEXXA and generate product sales will be impaired.

To achieve commercial success for KRYSTEXXA in the United States, we must recruit and retain a sales force, expand our marketing organization and establish a commercial infrastructure. Until recently, we had limited marketing and no sales capabilities. We are in the process of hiring and training sales and marketing personnel and establishing an appropriate infrastructure for the commercialization of KRYSTEXXA in the United States. This effort is difficult, expensive and time consuming. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective sales and marketing force for the sale of KRYSTEXXA or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including managed care, medical affairs and pharmacovigilance teams. If we do not rapidly expand our internal sales and marketing capabilities and establish the necessary infrastructure or if our efforts to do so take more time and expense than anticipated, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers will be impaired and result in lower than expected revenues.

Our business may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict. We currently estimate the total addressable market for KRYSTEXXA to be approximately 170,000 patients in the United States. However, the actual number of patients in the U.S. market may be substantially lower than our estimate. In addition, the total addressable market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community.

If we have overestimated the market size, we could incur significant unrecoverable costs from creating excess manufacturing capacity or commercial sales and marketing capabilities and commercial infrastructure, and our revenues will be lower than expected, possibly materially so. Alternatively, if we underestimated the market size, we may not be able to manufacture sufficient quantities of KRYSTEXXA to enable us to realize the full potential of revenue from the sales of KRYSTEXXA. Any of these results could materially harm our business.

The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by patients in this largely previously untreated patient population, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

Those patients who suffer from chronic gout and who are refractory to conventional therapy comprise a largely untreated patient population. KRYSTEXXA may not gain or maintain market acceptance by these patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Alternatively, we may have underestimated the time, cost and difficulty of generating patient referrals from primary care practices to rheumatologists to infuse KRYSTEXXA. Without a sufficient number of these referrals, we do not expect to achieve an appropriate level of market acceptance for KRYSTEXXA. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit the commercial success of KRYSTEXXA and result in lower than expected future revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

•	the efficacy and potential advantages over alternative treatments,

•

the extent to which physicians are successful in treating patients with alternative products or treatments, such as allopurinol and Uloric, which, because they are pills, offer greater relative convenience and ease of administration and are substantially less expensive compared to KRYSTEXXA,

•	whether patients receive multiple courses of KRYSTEXXA treatment or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States of approximately $2,300 for a single dose of treatment that is approved for administration once every two weeks,

•

the extent to which concern among physicians and patients about anaphylaxis and infusion reactions that affect many patients treated with KRYSTEXXA, and the boxed warning on the approved product labeling for KRYSTEXXA warning of such reactions, limits sales of KRYSTEXXA,

•	the prevalence and severity of other side effects that we have observed to date or that we may observe in the future,

•	the extent to which the REMS program required as part of the KRYSTEXXA approval, is perceived by physicians to be burdensome,

•	the timing of the release of competitive products or treatments, including potentially competitive products in clinical development,

•	our marketing and sales resources, the quantity of our supplies of KRYSTEXXA and our ability to establish a distribution infrastructure for KRYSTEXXA,

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent and in what amount, and

•	the willingness of the target patient population to be referred by the primary care physicians to rheumatologists, nephrologists or infusion centers.

If market acceptance of KRYSTEXXA is adversely affected by any of these or other factors, then sales of KRYSTEXXA may be reduced and our business may be materially harmed.

The FDA approved our Biologic License Application with a final label that prescribes safety limits and warnings, including a boxed warning, and we are required to implement post-approval commitments and a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

In clinical trials of KRYSTEXXA, anaphylaxis and infusion reactions were reported to occur during and after administration of KRYSTEXXA. In the Phase 3 trial for KRYSTEXXA, anaphylactic reactions were reported in 6.5% of patients treated with KRYSTEXXA, compared to 0% with placebo, and infusion reactions were reported to occur in 26% of patients treated with KRYSTEXXA, compared to 5% of patients treated with placebo. Physicians may be reluctant to treat patients with KRYSTEXXA because of concern regarding the occurrence of these anaphylactic and infusion reactions. In addition, the approved United States full prescribing information, or labeling, for KRYSTEXXA contains safety information, including a prominent warning on the full prescription information, or package insert, referred to as a “black box warning,” regarding anaphylaxis and infusion reactions, as well as contraindications, warnings and precautions. The prevalence and severity of these adverse reactions and the related labeling for KRYSTEXXA may reduce the market for the product and increase the costs associated with the marketing, sale and use of the product.

We also are required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. The FDA also required that we conduct an observational trial in 500 patients treated for one year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA therapy. In addition, the FDA is requiring us to conduct several post-approval non-clinical and chemistry, manufacturing and control, or CMC, studies. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised safety labeling or REMS requirements and result in lower than expected future revenues.

Although a number of private managed care organizations have added medical benefits coverage for KRYSTEXXA, we are continuing to seek reimbursement arrangements with third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

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

Obtaining reimbursement approval for KRYSTEXXA from each government-funded and private third-party payor is a time-consuming and costly process, which in some cases requires us to provide to the payor supporting scientific, clinical and cost-effectiveness data for KRYSTEXXA’s use. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement.

Even when a payor determines that a product is generally eligible for reimbursement, payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that result in lower market acceptance and which would lower our revenues. Where payors require substantial co-insurance or co-pay amounts, we subsidize these amounts for some needy patients, which reduces our profit margin on KRYSTEXXA for those patients. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters in an effort to slow down or deny patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that KRYSTEXXA will be reimbursed in all cases or at a rate that allows us to sell KRYSTEXXA at an acceptable price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from government-funded and private third-party payors for KRYSTEXXA, our ability to generate revenues and become profitable will be compromised.

The scope of coverage and payment policies varies among private third-party payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party carriers may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing healthcare costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by healthcare providers. If third-party payors do not provide adequate coverage or reimbursement for KRYSTEXXA, it could have a negative effect on our revenues and results of operations.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize KRYSTEXXA, affect the prices we may obtain and limit reimbursement amounts.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities and affect our ability to profitably sell KRYSTEXXA.

The Medicare Modernization Act, or MMA, enacted in December 2003, has altered the way in which some physician-administered drugs and biologics, such as KRYSTEXXA, are reimbursed by Medicare and Part B.

Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits are provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

Moreover, the recently enacted Patient Protection and Affordable Care Act of 2010, or the PPACA, will have a significant impact on the healthcare system. As part of this legislative initiative, Congress has enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products.

The provisions of the PPACA could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

Medicaid coverage for KRYSTEXXA is currently pending. If state-specific Medicaid programs do not provide adequate coverage and reimbursement, if any, for KRYSTEXXA, it may have a negative impact on our operations. Recently enacted legislation has increased the amount that pharmaceutical manufacturers are required to rebate to Medicaid and this may have a negative effect on our revenues. Specifically, the minimum rebate for single-source covered outpatient drugs in the Medicaid program has been increased from 15.1% to 23.1% of average manufacturer price effective January 1, 2010.

Additional legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drug products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

If we fail to comply with regulatory requirements or experience unanticipated problems with KRYSTEXXA, the product could be subject to restrictions and be withdrawn from the U.S. market and we may be subject to penalties, which would materially harm our business.

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

We may face substantial competition and our competitors may develop or commercialize alternative technologies or products more successfully than we do.

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

On September 14, 2010, we received FDA approval for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, a subset of the broader population of patients with gout. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, Uloric® (febuxostat) was approved by the

FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, in the event febuxostat is used to treat patients who failed on or were contraindicated to allopurinol, or if patients are otherwise treated with febuxostat prior to being treated with KRYSTEXXA, market demand for KRYSTEXXA could be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center for a four to five hour treatment. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

There are also a number of companies developing new treatments for gout. Some of these development stage treatments are currently in late stage clinical trials. Depending on their cost, safety, efficacy and convenience, one or more of these new therapies, if approved, could provide substantial competition for KRYSTEXXA.

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

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient and used for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.

KRYSTEXXA was granted orphan drug designation by the FDA in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent pegloticase drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of KRYSTEXXA are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or similar indication we may face increased competition, and our revenues from the sale of KRYSTEXXA will be adversely affected.

If we do not obtain protection under the PPACA by obtaining data and marketing exclusivity for KRYSTEXXA, our business may be materially harmed.

The PPACA, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. Biological products that are considered to be “reference products” are granted two overlapping periods of data and marketing exclusivity: a four-year period during which no abbreviated biologics license application, or abbreviated BLA, relying upon the reference product may be submitted, and a twelve-year period during which no abbreviated BLA relying upon the reference product may be approved by FDA. For purposes of the PPACA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under an abbreviated BLA.

We believe that KRYSTEXXA is a “reference product” that is entitled to both four-year and twelve-year exclusivity under the PPACA. The FDA, however, has not issued any regulations or guidance explaining how it will implement the PPACA, including the exclusivity provisions for reference products. In November 2010, the FDA held a two-day public hearing to obtain feedback on how to interpret and implement the abbreviated BLA provisions of the PPACA. The FDA subsequently received letters from several U.S. Senators and members of the U.S. House of Representatives regarding the proper interpretation of PPACA exclusivity provisions. It is thus, possible that the FDA will decide to interpret the PPACA in such a way that KRYSTEXXA is not considered to be a reference product for purposes of the PPACA or be entitled to any period of data or marketing exclusivity. Even if KRYSTEXXA is considered to be a reference product and obtains exclusivity under the PPACA, another company nevertheless could also market another version of the biologic if such company can complete, and the FDA permits the submission of and approves, a full BLA with a complete human clinical data package. The approval of such versions could result in the earlier entry of similar, competing and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products, including KRYSTEXXA. The market entry of these competing products could decrease the revenue we receive for KRYSTEXXA, which, in turn, could adversely affect our operating results and our overall financial condition.

We may need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA, including completing the further development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

As of December 31, 2010, we had $64.9 million in cash, cash equivalents and short-term investments, as compared to $108.2 million as of December 31, 2009. After giving effect to our receipt of the net proceeds from our January 31, 2011 convertible note offering, we estimate that we would have had approximately $287.4 million in cash, cash equivalents and short-term investments as of December 31, 2010 on a pro forma basis. As of December 31, 2010, we had an accumulated deficit of $315.6 million. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin and our authorized generic Oxandrin brand equivalent product oxandrolone, have declined substantially in recent years. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position and we do not have further non-core assets to divest.

Although our Board of Directors expects to continue to evaluate strategic alternatives available to us to maximize value, our plan is to launch KRYSTEXXA in the United States and submit a regulatory filing for KRYSTEXXA in the European Union by the end of the first quarter of 2011, or soon thereafter. Our future capital requirements will depend on many factors, including:

•	the timing, cost, and success of the U.S. commercial launch of KRYSTEXXA,

•	the cost of manufacturing activities,

•	the cost and results of our post-approval commitments to the FDA,

•	the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•

whether we choose to pursue additional collaborative arrangements relating to the commercialization of KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, and if we choose to do so, our ability to establish and maintain such arrangements.

Based on our current plans for launching KRYSTEXXA, including our anticipated expenses for completing the recruitment of sales and marketing personnel, building a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States and the cost of pursuing additional development and filing for regulatory approval in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that the net proceeds from our issuance of Convertible Senior Notes in February 2011, together with our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations for at least the next two years.

We expect that the cash needed to commercially launch KRYSTEXXA in the United States and seek regulatory approvals in countries other than the United States will be substantial, and we may require additional financing. We may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare program. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending such healthcare items or services may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement in order to have a claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers, reporting inflated average wholesale prices to pricing services that were then used by federal programs to set reimbursement rates and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Such activities have been alleged to cause the resulting claims for reimbursement to be “false” claims. Most states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We participate in the federal Medicaid Rebate Program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws in connection with allegedly inaccurate information submitted to the Medicaid Rebate Program or for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, or determining whether a revision is necessary, which could result in retroactive rebates (and interest, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If this were to occur, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or the entry into a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

In addition, federal legislation now imposes additional requirements. For example, as part of the PPACA, a federal physician payment disclosure provision based on the Physician Payments Sunshine Act was enacted, which requires pharmaceutical manufacturers to report certain gifts and payments to physicians beginning in 2013. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

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

The MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of certain drugs from Canada, where there are government price controls. Controlled substances, biological products and certain other drugs that are infused, inhaled or intravenously injected are exempt from these provisions, but it is possible that changes to the law could be made that would impact the ability to import these types of products. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services, or HHS, certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. This certification has not yet been made, and the Secretary of HHS has not announced any plans to do so. Even if the importation provisions of the MMA do not become effective, a number of other federal legislative proposals have been offered to implement similar changes to U.S. importation laws and to broaden permissible imports in other ways, such as expanding the number of countries from which importation is allowed. If the MMA importation provisions become effective, or if similar legislation or regulatory changes are enacted, this could permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

We may elect or be required to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval of KRYSTEXXA in jurisdictions outside the United States. These additional trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our U.S. filings with the FDA, which could restrict our marketing approval of KRYSTEXXA.

Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. Clinical trials of KRYSTEXXA must comply with regulation by numerous regulatory agencies in other countries. We may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA. For example, we have made a post-approval commitment to the FDA that we will conduct an observational trial in patients treated for one year to further evaluate and identify any serious adverse events associated with the administration of KRYSTEXXA therapy. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results.

We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the European Medicines Agency, or the EMA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. For example, in December 2010, the Pediatric Committee of the EMA approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which is a condition to filing for marketing approval in the European Union. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA, including new safety labeling. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to the expansion of our REMS program to include distribution and use restrictions, and could even cause our marketing approval to be revoked.

Any of these results would materially harm our business and impair our ability to generate revenues and achieve or maintain profitability.

If we receive regulatory approval for the sale of KRYSTEXXA in the European Union and other foreign jurisdictions in which we intend to market KRYSTEXXA, our commercial success in these foreign jurisdictions will depend on our ability to either conduct commercial activities in such countries ourselves or enter into collaborative arrangements relating to the commercialization of KRYSTEXXA.

We do not currently have foreign operations, and establishing operations for the sales, marketing and distribution of KRYSTEXXA will be difficult, time consuming, require a significant capital commitment and is subject to foreign regulations. Moreover, our efforts to establish commercial operations in the European Union or other foreign jurisdictions may not be successful.

It will be particularly difficult for us to commercialize KRYSTEXXA outside the United States without entering into collaborative arrangements. Entering into collaborative arrangements for the commercialization of KRYSTEXXA in the European Union and other foreign jurisdictions may also be time consuming, and may not be on terms favorable to us, if we are successful in entering into such arrangements at all.

The commercialization of KRYSTEXXA outside the United States would subject us to additional risks, including:

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

If we fail to attract and retain senior management and key personnel, we may not be able to complete the development of or execute upon our commercial strategy for KRYSTEXXA.

We depend on key members of our management team, including John H. Johnson, our Chief Executive Officer. Our Board of Directors appointed Mr. Johnson as our Chief Executive Officer effective January 31, 2011. We expect that Paul Hamelin, our President since November 2008 and previously our most senior executive officer, will continue in his current role with us through a transition period and then leave to pursue other interests. As a result of changes in our senior management, in recent years we have relied more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon, M.D., who has been providing consulting services to us since January 2009. The loss of the services of Mr. Jaeger or Dr. Simon, or any member of our senior management team, particularly Mr. Johnson, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA. We have employment agreements with Mr. Johnson and other key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, sales and marketing executives and field personnel, is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we fail to recruit and then retain these personnel, we may not be able to effectively pursue the development of and execute our commercial strategy for KRYSTEXXA.

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

We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including:

•	BTG for the production of the pegloticase drug substance,

•	NOF for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, or drug substance, and

•	Sigma-Tau for the production of the KRYSTEXXA drug product.

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

Moreover, the FDA has previously identified manufacturing deficiencies and violations of cGMP at one of our manufacturers. Some of these deficiencies were significant and required substantial capital to remediate. Although we believe that these violations and deficiencies have since been remediated, the FDA may identify further violations or deficiencies in future inspections of our manufacturers’ facilities, which may impede their ability to timely provide us with product, if they are able to do so at all.

In addition, BTG is located in Israel. Future hostilities in the Middle East could harm BTG’s ability to supply us with the drug substance and could harm our commercialization efforts. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

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

We have recently experienced some batch failures of KRYSTEXXA based on one manufacturing specification. If we continue to experience a high rate of batch failures, our gross margin in selling KRYSTEXXA will decrease, we may not have enough product to meet demand and the FDA may require us to take further steps to address these issues, any of which could materially harm our commercialization efforts.

We have recently experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we have completed a review of these batch failures. Although we believe that we have identified the root cause of the batch failures, we may not have done so, or there may be additional factors causing these batch failures. Under our direction, our third-party contract manufacturers are in the process of implementing remediation steps that we believe will minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate these batch failures.

If we continue to experience a high rate of batch failures, then our cost of producing KRYSTEXXA will increase and our gross margin in selling KRYSTEXXA will therefore decrease. We also may not have enough product to meet demand. In addition, the FDA could require us to take further steps to reduce this batch failure rate, which could be costly and could require us to stop manufacturing KRYSTEXXA in order to implement these further remediation steps. Any reduction in our gross margin, inability to meet demand or FDA requirement to implement further remediation steps could materially harm our commercialization efforts.

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

Qualifying a global secondary source supplier of drug substance, any other change to any of our third-party manufacturers for KRYSTEXXA or any change in the location where KRYSTEXXA is manufactured would require prior FDA review, approval of the manufacturing process and procedures for KRYSTEXXA manufacture. This qualification and FDA review and approval will be costly and time consuming and could delay or prevent the manufacture of KRYSTEXXA at such facility.

We have engaged a secondary source supplier of the drug substance used in the manufacture of KRYSTEXXA. In connection with the FDA’s consideration of this secondary source supplier of drug substance, this supplier is required to produce validation batches of the drug substance to demonstrate to the FDA that the materials produced by this supplier are comparable to those produced at BTG. If we cannot establish to the satisfaction of the FDA that the drug substance manufactured by the secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in the United States. During 2010, we and the secondary source supplier engaged in a campaign to produce these validation batches. As discussed above, some of these batches failed based on one manufacturing specification. As a result, this validation campaign has failed. We are pursuing remediation of the root cause of these failures, which we believe was the same at both BTG and the secondary source supplier. We plan to engage the secondary source supplier to repeat this validation campaign in 2011 and 2012, which we expect will result in incremental costs ranging between $7 million and $11 million during 2011 and 2012. The timing of the conformance batch production and the expected campaign cost will be dependent on us reaching a satisfactory amendment to the service agreement. We do not expect FDA approval of the secondary source manufacturing facility to be completed until the second half of 2012, at the earliest. If the FDA requires that we conduct clinical or non-clinical trials to demonstrate that the drug substance manufactured by the secondary source supplier is equivalent to the drug substance manufactured by BTG, we could incur significant additional costs or delays in qualifying the secondary source supplier for the drug substance.

If we elect to manufacture the drug substance used in KRYSTEXXA at the facility of another third-party supplier, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMPs and obtain prior FDA approval. Any such new facility could also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation of the manufacturing process would be required by the FDA, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand and our needs for any future clinical trials or other development purposes.

If the company from which we source our mPEG-NPC is unable to supply us with product, our business may suffer.

We procure mPEG-NPC, a key raw material in the manufacture of drug substance, from a single supplier, NOF. Our contract with NOF requires us to purchase this material on an exclusive basis from NOF. Although we have a contractual right to procure this material from another supplier in the event of a supply failure, procuring this material from another source would require time and effort which may interrupt the supply of mPEG-NPC and thereby cause an interruption of the supply of drug substance and KRYSTEXXA to the marketplace and for any future clinical trials or other development purposes. For example, the FDA could require that we conduct additional clinical or non-clinical trials in support of the change to a new manufacturer, which could result in significant additional costs or delays. Any interruption of supply of mPEG-NPC could cause harm to our business.

If the company on which we rely for fill and finish services for KRYSTEXXA is unable to perform these services for us, our business may suffer.

We have outsourced the operation for KRYSTEXXA fill and finish services to a single company, Sigma-Tau. We have commenced efforts to engage a secondary third-party fill and finish manufacturer for KRYSTEXXA. However, at this time, we do not have redundancy in our supply chain for these fill and finish functions and currently have no substitute that can provide these services. If Sigma-Tau is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish manufacturer or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish manufacturer or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis, and we might not have sufficient supply to meet our needs for any future clinical trials or other development purposes, any of which would harm our business.

We rely on third parties to conduct our clinical activities and non-clinical studies for KRYSTEXXA and those third parties may not perform satisfactorily, which could impair our ability to satisfy our post-approval commitments to the FDA and any clinical development activities that we may undertake in the future.

We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA is requiring that we implement as part of its approval of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We also will rely on these third parties to perform the post-approval non-clinical studies that the FDA is requiring us to conduct for KRYSTEXXA. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities and non-clinical studies reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

If these third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy, and obtain additional regulatory approvals, for KRYSTEXXA. We also may be subject to fines and other penalties for failure to comply with requirements applicable to the conduct and completion of post-marketing studies and clinical trials within specified timeframes and to the public reporting of clinical trial information on the registry and results database maintained by the National Institutes of Health.

We also rely on third parties to store and distribute drug supplies for our clinical development activities. Any performance failure on the part of such third parties could delay the commercialization of KRYSTEXXA, causing us to incur additional expenses and harming our ability to generate additional revenue.

We may seek a collaborator for the further development and commercialization of KRYSTEXXA outside the United States. However, we may be unsuccessful in identifying such a transaction on favorable terms or consummating such a transaction. If we are not successful in these efforts, we may fail to meet our business objectives.

We may seek a development and commercialization collaborator for KRYSTEXXA outside the United States. We face significant competition in seeking appropriate collaborators. In addition, such collaboration arrangements may not be scientifically or commercially successful or we may not be able to consummate such a transaction on favorable terms. If we are unable to reach agreement with a development and commercialization collaborator on favorable terms, or if such an arrangement is terminated, our ability to develop, commercialize and market KRYSTEXXA may be harmed and we may fail to meet our business objectives for KRYSTEXXA.

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

•

we expect that any collaboration agreement will require that we not conduct specified types of research and development in the field that is the subject of the collaboration, which may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties,

•

collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us, and

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

We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or MVP, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide MVP and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. Under the agreement, we are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sub-licensees during any quarter. As of December 31, 2010, we had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement, including the approval of our BLA for KRYSTEXXA.

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

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The composition of matter, methods of manufacturing and methods of use patents expire and, if issued, patent applications relating to KRYSTEXXA would expire between 2019 and 2026. Changes in either patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the PPACA allows applicants seeking approval of biosimilar or interchangeable versions of biological products like KRYSTEXXA to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition.

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. We are aware of patent applications filed by, and patents issued to, other entities with respect to technology potentially useful to us and, in some cases, related to products and processes being developed by us. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us, our licensors or our collaborators that would cause us to incur substantial expenses. If such third-party claims are successful, we could be liable for substantial damages. Further, if a patent infringement suit were brought against us, our licensors or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

Risks relating to our results of operations and our common stock

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

In addition, we do not have the ability to independently distribute our oxandrolone tablets and depend on our distribution partner, Watson Pharma, Inc., or Watson, to distribute this product for us. If Watson fails to carry out its contractual obligations, does not devote sufficient resources to the distribution of oxandrolone, or does not carry out its responsibilities in the manner we expect, our oxandrolone product may not compete successfully against other generics, and our results of operations could be further harmed. In addition, we no longer have an effective agreement with a third-party manufacturer to produce Oxandrin and oxandrolone tablets and therefore our ability to supply the market with Oxandrin and oxandrolone may be materially diminished and our existing market share may decrease.

Our stock price is volatile, which could adversely affect your investment.

Our stock price has been, and will likely continue to be, volatile. Since January 1, 2009, our common stock has traded as high as $23.46 per share and as low as $3.45 per share. The stock market in general, and the market for biotechnology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	when we begin a full commercial marketing campaign for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA once a full commercial marketing campaign begins,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States,

•	the timing of any future capital raising transactions by us, and the structure of such transactions and amount of capital raised,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries, and

•	other factors described in this “Risk Factors” section.

The volatility of our common stock imposes a greater risk of capital losses for our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock. This volatility may affect the price at which you could sell the common stock, if any, you receive upon conversion of your notes, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

We are a party to a stockholder lawsuit regarding the adequacy of our public disclosure, which could have a material adverse affect on our business, results of operations and financial condition.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing Lawrence J. Koncelik, Jr. as lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. Thereafter the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The Court heard oral arguments on the motion on February 24, 2010. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The briefing on that appeal is scheduled to take place between March and June 2011. We intend to continue to vigorously defend against this action.

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

Our certificate of incorporation and the Delaware General Corporation Law, or the DGCL, contain provisions that may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include the requirements of Section 203 of the DGCL. Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an “interested stockholder,” generally deemed a person that, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

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

We recently incurred indebtedness that may adversely affect our cash flow and otherwise negatively affect our operations.

In February 2011, we issued $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018, which we refer to as the notes. The notes are convertible, under certain circumstances and during certain periods, based on an initial conversion rate of 86.6739 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $11.54 per share of common stock, subject to adjustment in certain circumstances. Upon conversion, the notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We may redeem some or all of the notes for cash under certain circumstances on or after February 1, 2015. The notes will bear interest at a rate of 4.75% per year.

We may in the future incur additional indebtedness, including long-term debt, credit lines and property and equipment financings to finance capital expenditures. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and, in the case of principal payments at maturity, funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due. Funds from external sources may not be available on acceptable terms, or at all.

Our indebtedness could have significant additional negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•

requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures and research and development;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. We have two five-year renewal options under the lease.

In connection with this lease arrangement, we were required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on our consolidated balance sheets at December 31, 2010 and 2009.

ITEM 3. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, we filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the Court issued an order granting our motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which extended through the fall of 2010. Berger filed his Appeal Brief on May 10, 2010 and we filed a Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to our Cross-Appeal was filed on September 7, 2010, and our Reply to the appellant’s Response was filed on September 24, 2010. All briefing submissions have been completed and the Court will decide the matter on the papers without the presentation of oral arguments. We intend to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing Lawrence J. Koncelik, Jr. as lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. Thereafter the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The Court heard oral argument on the motion on February 24, 2010. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The briefing on that appeal is scheduled to take place between March and June 2011. We intend to continue to vigorously defend against this action.

From time to time we are subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq Global Market under the symbol “SVNT”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock from January 1, 2009 through December 31, 2010 as reported by The Nasdaq Global Market.

	High	Low
2009
First Quarter	$8.27	$3.45
Second Quarter	14.54	4.38
Third Quarter	16.62	10.00
Fourth Quarter	15.30	12.20
2010
First Quarter	$15.25	$12.00
Second Quarter	15.40	11.20
Third Quarter	23.46	12.06
Fourth Quarter	23.10	10.43

The number of stockholders of record of our common stock on February 24, 2011 was approximately 722.

We have never declared or paid a cash dividend on our common stock, and we do not expect to pay cash dividends to the holders of our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock with the cumulative total returns on the (i) NASDAQ Composite, (ii) Nasdaq Pharmaceutical and (iii) Nasdaq Biotechnology indices for the period from December 31, 2005 through December 31, 2010. The graph assumes (a) $100 was invested on December 31, 2005 in our common stock and the stocks in each of the indices and (b) the reinvestment of dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Savient Pharmaceuticals, Inc., The NASDAQ Composite Index, The NASDAQ Pharmaceutical Index and The NASDAQ Biotechnology Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
Savient Pharmaceuticals, Inc.	100.00	299.73	614.17	154.81	363.90	297.86
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Pharmaceutical	100.00	101.61	94.58	87.40	95.29	101.44
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for each of the years in the five-year period ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the Notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data (1) :
Product sales, net	$4,028	$2,956	$3,028	$13,825	$47,351
Other revenues	0	4	153	199	163

Total revenues	4,028	2,960	3,181	14,024	47,514
Cost of goods sold and expenses	60,012	84,122	92,192	83,198	64,519

Operating loss from continuing operations	(55,984)	(81,162)	(89,011)	(69,174)	(17,005)
Other income (expense), net and investment income	(17,134)	(11,762)	753	8,212	15,566
Income tax expense (benefit)	(9)	(2,071)	(5,017)	(11,807)	25

Loss from continuing operations.	(73,109)	(90,853)	(83,241)	(49,155)	(1,464)
Income (loss) from discontinued operations	—	—	(928)	487	61,789

Net income (loss)	$(73,109)	$(90,853)	$(84,169)	$(48,668)	$60,325

Loss per common share from continuing operations:
Basic and diluted	$(1.08)	$(1.51)	$(1.55)	$(0.94)	$(0.03)

Earnings (loss) per common share from discontinued operations:
Basic and diluted	$—	$—	$(0.02)	$0.01	$1.06

Earnings (loss) per common share:
Basic and diluted	$(1.08)	$(1.51)	$(1.57)	$(0.93)	$1.03

Weighted-average number of common and common equivalent shares:
Basic	67,435	59,997	53,533	52,461	58,538

(1)	Selected consolidated financial data includes retrospective reclassifications from continuing operations to discontinued operations as a result of certain divestitures (BTG in 2005 and Rosemont in 2006) as disclosed in the footnotes to our consolidated financial statements.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data (2) :
Cash, cash equivalents and short-term investments.	$64,861	$108,175	$78,597	$142,422	$179,396
Accounts receivable, net	909	352	822	1,490	3,517
Inventories, net.	3,140	585	1,892	2,636	4,203
Total current assets.	71,325	112,520	89,619	158,934	194,858
Goodwill	—	—	—	—	—
Other intangibles, net	—	—	—	—	—
Total assets	77,618	119,008	98,222	167,173	197,893
Total current liabilities	18,052	44,700	24,989	19,184	20,164
Long-term liabilities	10,299	10,109	9,809	8,924	43
Accumulated deficit	(315,576)	(242,467)	(151,614)	(67,445)	(14,316)
Stockholders’ equity	49,267	64,199	63,424	139,065	177,686

(2)	Selected consolidated balance sheet data includes BTG and Rosemont for year ends prior to their date of divestiture.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® (pegloticase) in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty distributors and wholesale distributors.

The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated enzyme that converts uric acid to allantoin. KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. Chronic gout that is refractory to conventional therapy occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of an elevation of blood concentration of uric acid that is not accompanied by signs or symptoms of gout, a condition referred to as asymptomatic hyperuricemia.

Gout develops when urate accumulates in the tissues and joints as a result of elevated blood concentration of uric acid. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and tissue deposits of urate, or gout tophi, which may occur in concentrated forms. Patients with severe gout have an associated increased risk of kidney failure and increased risk of cardiovascular disease. Uricase, an enzyme not naturally expressed in humans but present in other mammals, eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. We believe that treatment with KRYSTEXXA controls hyperuricemia and provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

Based on data from the National Health and Nutrition Examination Survey, a biennial survey conducted by the U.S. Centers for Disease Control and Prevention, we believe that there are approximately five million to eight million adults in the United States who suffer from gout. KRYSTEXXA is indicated only for those adult patients who suffer from chronic gout and who are refractory to conventional therapy. We currently estimate the total available market for KRYSTEXXA to be approximately 170,000 patients in the United States, although the size of the market is difficult to predict with accuracy. In addition, the total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payers and others in the medical community.

The FDA granted KRYSTEXXA an Orphan Drug designation in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications, which we expect, assuming issuance of currently pending patent applications, will provide patent protection through 2026.

We have substantially completed our preparations for the full promotional launch of KRYSTEXXA in the United States with our sales force commencing field promotion to physicians on February 28, 2011. During the first quarter of 2011, we have hired our initially planned 60 person sales force, all with biologic drug experience, six regional business directors, six regional medical scientists and six managed care executives. We are also planning to hire an additional 12 field reimbursement specialists and may increase the number of sales force professionals in the future, if deemed necessary. This sales force will allow us to target the rheumatologists and nephrologists with access to infusion centers that treat adult patients suffering from chronic gout refractory to conventional therapy. We have built an inventory of finished KRYSTEXXA product as of December 31, 2010 that is packaged and labeled for distribution and additional supplies of bulk product that are scheduled to be packaged and labeled as part of our ongoing FDA-approved commercial manufacturing process. We believe this inventory will be sufficient for us to meet internal estimates of market demand through the first quarter of 2012. To date, several large private managed care organizations have added KRYSTEXXA as a covered medical benefit and other managed care organizations are actively evaluating medical benefits coverage. In December 2010, we filed for a temporary “C” code and a permanent “J” code application with the U.S. Centers for Medicare & Medicaid Services for reimbursement of the cost of treatment with KRYSTEXXA. We are also currently in contract negotiations with the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. We expect to have a contract in place with the VA to cover and reimburse KRYSTEXXA by the end of the first quarter of 2011 or shortly thereafter.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, we are preparing to submit a Marketing Authorization Application, or MAA, for centralized review in the European Union. In December 2010, the Pediatric Committee of the European Medicines Agency approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which is a condition to filing for marketing approval in the European Union. We currently expect to submit our MAA for KRYSTEXXA by the end of the first quarter of 2011 or soon thereafter.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin®, our branded version of oxandrolone. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will remain flat or continue to decrease in future periods.

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of KRYSTEXXA, Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA. Total revenues from continuing operations were $4.0 million in 2010, an increase of $1.0 million, or 36%, from $3.0 million in 2009.

Our Board of Directors appointed John H. Johnson as our Chief Executive Officer and elected Mr. Johnson to serve as a member of our Board of Directors, both effective January 31, 2011. Prior to joining us, Mr. Johnson served as a Senior Vice President of Eli Lilly and Company and President of Lilly Oncology, Eli Lilly’s oncology business unit. From August 2007 to November 2009, Mr. Johnson was Chief Executive Officer of ImClone Systems, or ImClone, and served on ImClone’s Board of Directors until ImClone was acquired by Eli Lilly and Company in November 2008. Prior to joining ImClone, Mr. Johnson served as Company Group Chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit, responsible for commercial businesses including Centocor, Inc., Ortho Biotech Products, L.P. and the Worldwide Strategic Marketing group. Mr. Johnson also served as President of Ortho Biotech Products, L.P. We expect that Paul Hamelin, our President since November 2008 and previously our most senior executive officer, will continue in his current role with us through a transition period and then leave to pursue other interests.

During February 2011, Louis Ferrari was appointed as our Senior Vice President, North America Commercial. Mr. Ferrari previously served as Vice President of Oncology and Nephrology, Sales and Marketing at Centocor Ortho Biotech. Prior to that he served as Vice President of Clinical Affairs and Executive Director of Clinical Affairs at Centocor Ortho Biotech. Mr. Ferrari has also held positions at Johnson and Johnson, Oxford GlycoSciences, Ortho-McNeil Pharmaceutical and Lilly. Mr. Ferrari earned his Bachelor of Science in Pharmacy from the Brooklyn College of Pharmacy and a Masters of Business Administration from Adelphi University.

Discontinued Operations

In July 2005, we sold Bio-Technology General (Israel) Ltd., or BTG, a biologics manufacturing business which primarily operates in Israel, to Ferring Pharmaceuticals, or Ferring. Under the terms of the sale, Ferring paid us an aggregate purchase price of $80 million in cash and assumed specified liabilities related to the BTG business. We recorded a loss of $4,000 on the disposition of the BTG business in 2005.

Revenue, operating income and income from discontinued operations, which consisted of the BTG business, for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues from discontinued operations	$—	$—	$—

Operating income from discontinued operations	$—	$—	$—

Income (loss) from discontinued operations	$—	$—	$(928)

During the year ended December 31, 2008, we incurred a $0.9 million tax assessment as a result of a tax audit for the 2003 through 2005 tax years that related to corporate income tax returns filed in Israel by BTG. We did not have any revenues or operating income from discontinued operations for the years ended December 31, 2010, 2009 and 2008.

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

Manufacturing costs are a significant component of research and development expenses and include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether KRYSTEXXA would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. On September 14, 2010, the FDA approved KRYSTEXXA for marketing in the United States and, as a result, current and future periods can now benefit from certain manufacturing-related activities relating to KRYSTEXXA. Therefore, we are now capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs meet the definition of an inventory asset. Manufacturing costs incurred at third parties, such as Merck, who we are trying to qualify as our secondary source supplier of pegloticase drug substance, or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA, will continue to be recorded as research and development expenses.

We recorded $8.1 million in research and development expenses in 2009 and 2010 that related to commercially viable KRYSTEXXA inventory on hand as of December 31, 2010.

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We had no deferred research and development costs as of December 31, 2010 and December 31, 2009 and had no amortization expense for the year ended December 31, 2010 and December 31, 2009 based on services performed. All other research and development costs are charged to expense as incurred, including $0.3 million and $2.3 million of fees incurred during the years ended December 31, 2010 and 2009, respectively, to reserve manufacturing capacity at our third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA. As a result of the FDA’s approval of KRYSTEXXA for marketing in the United States, we now defer and capitalize all future fees incurred to reserve manufacturing capacity at our third-party suppliers.

Share-Based Compensation. We have share-based compensation plans in place and record the associated stock-based compensation expense over the requisite service period. The share-based compensation plans are described in Note 12 to the consolidated financial statements.

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

We grant stock options that contain service conditions to employees and directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to directors are granted on an annual basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the years ended December 31, 2010, 2009 and 2008, we issued 273,000 shares, 1,110,000 shares and 378,000 shares, respectively, of our common stock upon the exercise of outstanding stock options and received proceeds of $1.8 million, $6.7 million, and $1.8 million, respectively. For the year ended December 31, 2010, we realized no tax benefit from the exercise of stock options. For the years ended December 31, 2010, 2009 and 2008, approximately $2.3 million, $4.0 million, and $3.5 million, respectively, of stock option compensation cost has been charged against income. As of December 31, 2010, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During the year ended December 31, 2010, we recorded compensation expense of $0.8 million related to stock option awards to senior management personnel that contain performance or market conditions, the vesting of which was contingent upon the achievement of certain specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At December 31, 2010, approximately 15,000 potential option shares with performance or market conditions remained unvested. Stock option awards with performance or market conditions encompass performance targets set for senior management personnel through the end of 2011 and could result in approximately $0.1 million of additional compensation expense if the performance targets are met or expected to be achieved.

We grant restricted stock awards that contain service conditions to our employees and to our directors. Restricted stock awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock awards to directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date. Compensation cost for restricted stock awards that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the year ended December 31, 2010, we issued 43,000 shares of restricted stock at a weighted-average grant date fair value of $11.72 per share amounting to $0.5 million in total aggregate fair market value. During the years ended December 31, 2010, 2009 and 2008, approximately $2.1 million, $2.7 million, and $3.5 million, respectively, of deferred restricted stock compensation cost has been charged against income. At December 31, 2010, approximately 315,000 shares remained unvested and there was approximately $2.1 million of unrecognized compensation cost related to restricted stock that contain service conditions.

During the year ended December 31, 2010, we recorded compensation expense of $2.3 million related to restricted stock awards granted in 2009 to senior management personnel that contain performance or market conditions, the vesting of which was contingent upon the achievement of certain specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. We did not grant any restricted stock awards that contain performance or market conditions in 2010. At December 31, 2010, no potential shares of restricted stock awards with performance or market conditions issued in 2009 remained unvested.

During the year ended December 31, 2008, we reversed approximately $0.3 million of compensation expense that was previously charged against income. At December 31, 2010, approximately 39,000 potential shares of these restricted stock awards issued in previous years with performance or market conditions remained unvested. Restricted stock awards with performance conditions issued in previous years encompass performance targets set for senior management personnel through 2012 and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be achieved.

During the year ended December 31, 2007, we issued a restricted stock award to our former President and Chief Executive Officer, the vesting of which was contingent upon the price of our common stock achieving a certain pre-established stock price target. We used a Monte Carlo simulation model to calculate both the grant date fair value and the derived requisite service period of the award. Based on the simulation, the grant date fair value of the award was calculated to be $8.98 per share and compensation cost was being charged against income ratably over a two-year derived requisite service period. For restricted stock awards that contain market conditions, compensation cost is charged against income regardless of whether the market condition is ever achieved and is reversed only if the derived requisite service period is not met by the recipient of the award. As a result of the resignation of employment of our former President and Chief Executive Officer in November 2008, the derived requisite service period for this award was not met, and therefore, we reversed in 2008 $1.5 million of compensation expense that was previously charged against income during 2007 and 2008.

Income taxes. In 2010, we generated a net operating loss of approximately $59.5 million for federal income tax purposes. We did not record an income tax provision or benefit in 2010 due to the fact that we maintain a full valuation allowance on all of our deferred tax assets. We can no longer benefit from our net operating losses at this time, as we no longer have the ability to carry back losses to previous years to recover taxes paid and future utilization of these net operating losses is uncertain.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of December 31, 2010 of $153.0 million. The increase in valuation allowance from 2010 compared to 2009 of $27.1 million is primarily due to certain return to provision adjustments, an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

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

The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $10.3 million as of December 31, 2010, including accrued penalties and interest. The net increase of $0.3 million in the liability for unrecognized tax benefits from 2010 compared to 2009 was primarily due to additional accruals of interest and penalty expense. The net increase in the liability for unrecognized tax benefits resulted in a corresponding increase to the interest and penalty expense within our consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in our consolidated statements of operations.

Disclosures about Fair Values of Financial Instruments. We adopted a new accounting standard that defines fair value and establishes a framework for fair value measurements effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities that are not re-measured on a recurring basis. Under this standard, fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of this accounting standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

The carrying amounts of Cash and Cash Equivalents, Notes Receivable, Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value. See Note 3 to our consolidated financial statements for further discussion of the fair value of financial instruments.

Product revenue recognition. We generate revenue from product sales. Revenue is not recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) our price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

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

Given our limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, we believe that we are currently unable to reasonably estimate future product returns. Therefore, we have determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and, accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, we invoice the specialty distributor and record deferred revenue equal to the gross invoice price. We then recognize revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty distributors to their customers, including doctors and infusion suites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. We also expect to sell KRYSTEXXA to wholesalers whereby we will drop ship the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, we plan on recording revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

Oxandrin product sales are generally recognized when title to the product has transferred to our customers in accordance with the terms of the sale. We ship our authorized generic oxandrolone to our distributor and account for these shipments on a consignment basis until product is sold into the retail market. We defer the recognition of revenue related to these shipments until we confirm that the product has been sold into the retail market and all other revenue recognition criteria have been met.

Our net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, and distribution fees.

Allowances for returns. In general, we provide credit for product returns for KRYSTEXXA that are returned six months after the product expiration date and for Oxandrin and generic oxandrolone that are returned six months prior to the product expiration date and twelve months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)
KRYSTEXXA 8 mg	2
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg	3-4

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

The aggregate net product return allowance reserve was $0.5 million as of December 31, 2010, and $1.0 million as of December 31, 2009. Since there were minimal sales of KRYSTEXXA in 2010, this table primarily relates to Oxandrin and oxandrolone. A tabular roll-forward of the activity related to the allowance for product returns is as follows:

Description	Balance at Beginning of Period	Expense Provisions		Actual Deductions		Other Deductions	Balance at End of Period
		Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales
	(In thousands)
Allowance for sales returns:
2010	$1,033	128	(363)	—	(329)	—	$469
2009	$1,163	194	1,972	—	(2,296)	—	$1,033

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.3 million as of December 31, 2010 and $0.3 million as of December 31, 2009. Since there were minimal sales of KRYSTEXXA in 2010, this table primarily relates to Oxandrin and oxandrolone.

A tabular roll-forward of the activity related to the allowances for Medicaid and other government rebates is as follows:

Description	Balance at Beginning of Period	Expense Provisions		Actual Deductions		Other Deductions	Balance at End of Period
		Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales
	(In thousands)
Allowance for rebates:
2010	$261	561	—	(266)	(261)	—	$295
2009	$643	708	(208)	(446)	(436)	—	$261

Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves were $1.3 million as of December 31, 2010 and 2009, respectively.

Results of Operations

During 2010, 2009 and 2008, we incurred substantial expenses relating to the clinical development of KRYSTEXXA. We expect to continue to incur significant losses in 2011, as we anticipate continued substantial expenses relating to the commercialization and further development of KRYSTEXXA. Our expenses relating to the commercialization and future development of KRYSTEXXA will depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the United States,

•	the cost of manufacturing activities,

•	the cost of commercialization activities, including product marketing, sales and distribution, and

•	the cost of our post-approval commitments to the FDA, including an observation study and risk evaluation and mitigation strategy, or REMS, program.

During 2010, 2009 and 2008, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our cost of expenses and indicates the significance of research and development costs related to our development of KRYSTEXXA as well as percentage of total cost of expenses for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	(Dollar amounts in thousands)
Cost of goods sold	$2,673	4.5%	$1,606	1.9%	$1,154	1.2%
Research and development	32,358	53.9%	51,726	61.5%	55,488	60.2%
Selling, general and administrative	24,981	41.6%	30,790	36.6%	35,550	38.6%

Total costs and expenses	$60,012	100.0%	$84,122	100.0%	$92,192	100.0%

Our revenues for 2010, 2009 and 2008 were derived primarily from Oxandrin and our authorized generic version of oxandrolone. As a result of the increased competition to Oxandrin and oxandrolone from other generic oxandrolone products, we expect our Oxandrin and authorized generic oxandrolone products to remain flat or continue to decrease in future periods, and we expect Oxandrin revenues to be of diminished significance to our results of operations in future periods.

Our future revenues depend on our success in the commercialization of KRYSTEXXA. The commercial success of KRYSTEXXA will depend on many factors, including:

•	when we begin a full commercial marketing campaign for KRYSTEXXA,

•	whether we are successful in marketing and selling KRYSTEXXA once a full commercial marketing campaign begins,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand, and,

•	the timing and costs of regulatory approval of KRYSTEXXA in any countries other than the United States.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	(Dollar amounts in thousands)
Oxandrin	$1,324	32.9%	$(366)	-12.4%	$(357)	-11.8%
Oxandrolone	2,686	66.7	3,322	112.4	3,385	111.8
KRYSTEXXA	18	0.4	—	—	—	—

	$4,028	100.0%	$2,956	100.0%	$3,028	100.0%

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

In September 2009, we completed a plan of termination pursuant to which we reduced our workforce by 25 employees. This termination was in addition to a previous termination of nine employees in August 2009. In connection with the plan of termination, we incurred charges of $2.3 million. We recorded $1.2 million in severance-related expenses during the quarter ended September 30, 2009 and an additional $1.1 million of stock-based compensation expense during the quarter ended December 31, 2009, as a result of modifications to stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following cessation of employment, coupled with accelerating the vesting to immediately vest any unvested stock options. The severance-related expenses resulted in cash expenditures of $0.7 million during the quarter ended December 31, 2009 and $0.5 million during the first half of 2010.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

Revenues

Total revenues increased $1.0 million, or 36%, to $4.0 million for the year ended December 31, 2010, as compared to $3.0 million for the year ended December 31, 2009. Gross sales of Oxandrin decreased by $0.7 million, or 29%, to $1.6 million for the year ended December 31, 2010, from $2.3 million for the year ended December 31, 2009. The decrease was due to lower overall demand for the product as a result of increased generic competition. Net sales of Oxandrin increased by $1.7 million for the year ended December 31, 2010 versus the same period in 2009, due primarily to higher prior year actual experience adjustments relating to reserves for product returns and government and customer rebates.

Oxandrolone generated lower net sales for the year ended December 31, 2010, decreasing $0.6 million, or 19%, to $2.7 million from $3.3 million for the year ended December 31, 2009. The lower sales of oxandrolone resulted from increased generic competition.

We expect that sales of Oxandrin and oxandrolone will remain flat or continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third- party supplier of these products.

KRYSTEXXA generated minimal sales during 2010 primarily because it was only made available to the marketplace during the month of December.

Cost of goods sold

Cost of goods sold increased $1.1 million, or 66%, to $2.7 million for the year ended December 31, 2010, from $1.6 million for the year ended December 31, 2009, mainly due to failed batches of KRYSTEXXA produced at BTG during the fourth quarter of 2010.

Research and development expenses

Research and development expenses decreased by $19.3 million, or 37%, to $32.4 million for the year ended December 31, 2010, from $51.7 million for the year ended December 31, 2009. The decrease is primarily a result of large research and development costs incurred in the year ended December 31, 2009 that did not recur in the year ended December 31, 2010, including $4.5 million related to an amendment to our services agreement with Merck, $3.2 million of expenses related to our preparation for our June 2009 FDA Advisory Committee meeting for KRYSTEXXA, and $1.1 million in capital expenditures associated with improvements made by BTG to its manufacturing facility. In addition, research and development expenses in the year ended December 31, 2009 included $3.4 million in higher investigator grants and outside laboratory services costs associated with the wind-down of our open label extension, or OLE, clinical study. Severance expense also decreased by $2.5 million as a result of costs incurred in the 2009 period in connection with our September 2009 reduction in force initiative. Also contributing to the decreased costs were $3.7 million in lower expenses related to a higher amount of commercial and validation batches manufactured at BTG during 2009. Partially offsetting the decreased expenses was an increase of $3.4 million in costs associated with the validation manufacturing campaign at Merck to potentially become our secondary source supplier of pegloticase drug substance. On September 14, 2010, the FDA approved KRYSTEXXA for marketing in the United States and, as a result, current and future periods can now benefit from certain manufacturing-related activities relating to KRYSTEXXA. Therefore, we are now capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs meet the definition of an inventory asset. Manufacturing costs incurred at third parties or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA will continue to be recorded as research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $5.8 million, or 19%, to $25 million for the year ended December 31, 2010, from $30.8 million for the year ended December 31, 2009. The decrease was partially due to lower marketing costs incurred during the year ended December 31, 2009 that did not recur in the year ended December 31, 2010, including $2.1 million associated with the preparation for a possible commercial launch of KRYSTEXXA in 2009. Additionally, the lower costs reflected a decrease of $2.3 million in compensation-related and severance expenses as a result of the reduction in force implemented in September 2009. Additionally, our outside legal costs in support of the shareholder class action litigation decreased by $0.8 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Investment income (expense), net

Investment income decreased $0.2 million, or 60%, to $0.1 million for the year ended December 31, 2010 as compared to $0.3 million for the year ended December 31, 2009. The decrease was primarily attributable to a realized gain of $0.2 million recorded during the year ended December 31, 2009 resulting from redemptions of our investment in the Columbia Strategic Cash Portfolio, or the Portfolio.

Other income (expense), net

Other expense increased $5.2 million, or 43%, to $17.3 million for the year ended December 31, 2010 as compared to $12.1 million for the year ended December 31, 2009. This increase was primarily due to the mark-to-market valuation adjustment to our warrant liability in the current year which resulted in a $16.8 million loss due to the appreciation in fair market value of our warrants. The appreciation in fair market value of the warrants during the year ended December 31, 2010 resulted from a higher price per share of our common stock. Additionally, we recorded a $11.7 million loss on the mark-to-market valuation adjustment to our warrant liability during the year ended December 31, 2009 resulting from appreciation in the fair market value of our warrants during the prior year. All of the warrants have been exercised and none remain outstanding as of December 31, 2010.

Income tax benefit

The income tax benefit decreased $2.1 million to $0 for the year ended December 31, 2010, from a benefit of $2.1 million for the year ended December 31, 2009. The decrease of benefit in 2010 is a direct result of our inability to carry back losses to previous years to recover previously paid taxes. It is uncertain whether we will be able to utilize the net operating losses generated in 2010 against future income.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

Revenues

Total revenues from continuing operations decreased $0.2 million, or 7%, to $3.0 million for the year ended December 31, 2009, from $3.2 million for the year ended December 31, 2008. This decrease resulted primarily from lower net product sales of Oxandrin and oxandrolone. Gross sales of Oxandrin decreased by $2.0 million, or 46%, to $2.3 million for the year ended December 31, 2009, from $4.3 million for the year ended December 31, 2008. The decrease is due to lower overall demand for the product as a result of increase generic competition. Net sales of Oxandrin were flat as compared to the prior year due to higher prior year experience adjustments relating to reserves for product returns and government and customer rebates. Oxandrolone net sales were lower by $0.1 million, or 3%, to $3.3 million for the year ended December 31, 2009 from $3.4 million for the year ended December 31, 2008.

Cost of goods sold

Cost of goods sold increased $0.4 million, or 39%, to $1.6 million for the year ended December 31, 2009, from $1.2 million for the year ended December 31, 2008. The increase in cost of goods sold was primarily due to an increase in gross sales of our authorized generic version of oxandrolone.

Research and development expenses

Research and development expenses decreased $3.8 million, or 7%, to $51.7 million for the year ended December 31, 2009, from $55.5 million for the year ended December 31, 2008. The decrease was primarily due to $2.0 million in lower manufacturing-related expenses including $4.3 million of decreased technology transfer expenses at Diosynth as the majority of the work was completed in the prior year. Partially offsetting the lower technology transfer expenses were higher costs of $2.8 million for commercial batch production at BTG.

The decrease in research and development expenses was also due to $1.9 million in lower clinical studies and research as a result of the wind down of the OLE study in 2009 coupled with a toxicology study performed in the prior year. Additionally, we incurred $1.1 million in lower compensation expenses due to decreased headcount resulting from the plan of termination implemented in September 2009 and $1.0 million of lower consulting, medical writing and data management services associated with the preparation of our Biologic License Application, or BLA, filing for KRYSTEXXA. Partially offsetting these decreases was a $2.5 million increase in severance costs related to the plan of termination in September 2009 and other terminated employees during 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.8 million, or 13%, to $30.8 million for the year ended December 31, 2009, from $35.6 million for the year ended December 31, 2008. This decrease was primarily due to a $3.1 million decrease in legal expenses as a result of our patent infringement litigation with Upsher-Smith Laboratories, and the settlement of a lawsuit with a former executive relating to his entitlement to severance payments and benefits upon termination of his employment, both occurring in 2008. Additionally, marketing expenses for the preparation of the commercial launch of KRYSTEXXA decreased by approximately $1.6 million as these expenses wound down as a result of the previous expectation and preparation for a commercial launch in September 2009.

Investment income

Investment income decreased $0.8 million, or 75%, to $0.3 million for the year ended December 31, 2009, from $1.1 million for the year ended December 31, 2008. The decrease was primarily due to decreases in dividend and interest income driven by lower average cash, cash equivalent and investment balances and as a result of lower yields earned on these investments due to a change in the investment strategy focused on capital retention.

Other expense, net

Other expense, net increased $11.7 million to $12.1 million for the year ended December 31, 2009 from $0.4 million for the year ended December 31, 2008. The increase was primarily a result of the mark-to-market valuation adjustment to our warrant liability of $11.7 million for the year ended December 31, 2009, to record a loss due to the appreciation in fair market value of our warrants as a result of a higher underlying common stock price since the date of issuance of the warrants.

Income tax benefit

The income tax benefit decreased $2.9 million, to a benefit of $2.1 million for the year ended December 31, 2009, from a benefit of $5.0 million for the year ended December 31, 2008. The 2009 income tax benefit reflects the expected tax effect of carrying back an increased portion of our 2008 alternative minimum tax net operating loss to our 2003 and 2006 tax years to recover the remaining alternative minimum income tax liability of $2.0 million that is eligible to be refunded for those tax years, as well as a $0.1 million benefit due to a reversal of a liability for unrecognized tax benefit caused by a lapse in statute. The opportunity for carry back became available due to Section 172 (b) (1) (H) and 810(b) of the Internal Revenue Code which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $64.9 million in cash, cash equivalents and short-term investments as compared to $108.2 million as of December 31, 2009. After giving effect to our receipt of net proceeds from the issuance of our Convertible Senior Notes in February 2011, we estimate that we would have had approximately $287.4 million in cash, cash equivalents and short-term investments as of December 31, 2010 on a pro forma basis. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018. The aggregate principal amount of notes sold reflects the full exercise by the underwriters of their option to purchase $30 million principal amount of notes to cover over-allotments. The notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The notes will mature on February 1, 2018. The notes are convertible into shares of our common stock under specified circumstances, initially at a rate of 86.6739 shares of common stock per $1,000 principal amount of notes; equivalent to an initial conversion price of approximately $11.54 per share of common stock. We may not redeem the notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, we may redeem for cash all or part of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

We currently intend to use the net proceeds of the issuance of the notes to commercialize KRYSTEXXA in the United States, including completion of our ongoing efforts to recruit a sales force, expand our marketing organization and establish a commercial infrastructure, to fund clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States, particularly in the European Union, and for general corporate purposes, including working capital. We have not determined the amounts we plan to spend on any of the areas listed above or the timing of these expenditures, and the expected corporate purposes listed above may change at any time. As a result, our management will have broad discretion to allocate the net proceeds from this offering. Pending the application of the net proceeds, we intend to invest the net proceeds in short-term U.S. government security money market funds.

In October 2009, we completed an underwritten public offering of 4,945,000 shares of our common stock for net proceeds of $61.4 million. We are continuing to use the net proceeds from the offering to develop a program of regulatory filings and review of KRYSTEXXA in other countries, to engage a global secondary source supplier and a secondary fill and finish manufacturer for KRYSTEXXA and for working capital and other general corporate purposes.

On April 8, 2009, we raised $31.0 million through a registered direct offering of our common stock, which yielded approximately $29.0 million in cash net of approximately $2.0 million of offering costs, which were charged to additional paid-in-capital. We issued 5,927,343 shares of our common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share. The warrants were exercisable at any time after the date of issuance and on November 2, 2010. During the year ended December 31, 2010, holders of our warrants exercised warrants to purchase an aggregate of 5,038,237 shares of common stock, either through a cashless exercise or cash exercise. We received an aggregate of $8.5 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 812,617 shares of common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of December 31, 2010, all of the warrants had been exercised and no warrants to purchase shares of our common stock remained outstanding. As all of the warrants have been exercised and none remain outstanding, our warrant liability had been completely converted into stockholders’ equity as of December 31, 2010.

Based on our current plans for launching KRYSTEXXA, including our anticipated expenses for building a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, and the cost of pursuing additional development and filing for regulatory approval in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for at least the next two years.

We believe we have sufficient quantities of KRYSTEXXA for a commercial launch in accordance with our launch plan. We also believe that this inventory will be sufficient for us to meet market demand through the first quarter of 2012. However, we had to destroy certain launch quantity finished product batches of KRYSTEXXA previously manufactured as a result of the deficiencies cited by the FDA in its July 31, 2009 complete response letter to us responding to our KRYSTEXXA BLA, and our decision to revert to the Phase 3 manufacturing process. These batches of KRYSTEXXA will not be available for commercial distribution and, except for portions of these batches being utilized for stability and other analytical testing, the remaining quantities of this finished product were destroyed. We incurred approximately $5.1 million of cash outlays during 2009 and 2010 to replace these launch quantities of finished product. The costs for these finished product batches were expensed as incurred as research and development expenses within our consolidated statements of operations when the batches were manufactured.

Tax Benefits

For the year ended December 31, 2010, we had a net operating loss for federal income taxes of $59.5 million. We currently don’t benefit from this net operating loss as we no longer have the ability to carry back losses to previous years to recover taxes paid. It is uncertain that we will be able to utilize these net operating losses against future income. On October 29, 2010 we were awarded a $0.2 million grant for the qualifying therapeutic discovery project under the Patient Protection and Affordable Care Act. This grant is intended to assist in the advancement of our KRYSTEXXA ongoing therapeutic and commercialization project. This project was awarded $0.2 million based on the spending of $0.5 million of qualifying expenses incurred by us. The total amount awarded was received and recognized as grant revenue during the fourth quarter of 2010.

Cash Flows

Cash used in operating activities of $52.4 million for the year ended December 31, 2010 reflects our net loss for the period of $73.1 million partially offset by a net non-cash adjustment of $16.8 million as a result of the mark-to-market valuation of our warrant liability and the reclassification to equity, upon the exercise of the warrants. Partially offsetting the cash outflows above was the $2.0 million refund received in February 2010 of income taxes paid in prior years and the $0.2 million grant received in November 2010 from the Department of Treasury for our qualifying therapeutic discovery project under the Patient Protection and Affordable Care Act. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership and Business Assistance Act of 2009. We used $14.1 million in investment activities relating primarily to the purchase of held-to-maturity securities encompassing bank certificates of deposit. We also received $9.3 million in cash from financing activities, mainly due to the issuance of common stock, including $8.5 million in proceeds from the exercise of warrants.

For the year ended December 31, 2009, we used net cash of $69.6 million in operating activities. This consisted of a net loss for the period of $90.9 million, partially offset by $5.5 million in cash received from our U.S. federal income tax refund as a result of the carry back of our 2008 federal net operating losses against 2006 taxable income and a non-cash charge of $11.7 million as a result of the mark-to-market valuation of our warrant liability. We received $4.1 million from investment activities resulting primarily from the full liquidation of our investment in the Portfolio in 2009. The proceeds from the redemptions were re-invested in cash and cash equivalents and used to fund operations. We also received $97.4 million in cash from financing activities, $29.0 million resulting from net proceeds from our registered direct offering in April 2009, $61.4 million resulting from net proceeds from our underwritten public offering of 4.9 million shares of our common stock in October 2009, and $7.1 million in proceeds from the issuance of common stock, primarily due to the exercise of stock options

In November 2007, we used $20.0 million in cash to purchase an investment in the Portfolio, which was classified on our consolidated balance sheets as restricted Short-Term and Long-Term Investments. In December 2007, Columbia Management, a unit of Bank of America, closed the Portfolio to new investments and redemptions and began an orderly liquidation and dissolution of the Portfolio’s assets for distribution to the unit holders, thereby restricting our potential to invest in and withdraw from the Portfolio. During 2008 and 2009, the entire investment was redeemed and re-invested in cash and cash equivalents and used to fund operations.

In September 2010, we repurchased 63,249 shares of our common stock from certain executive-level employees in order to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans, for an aggregate cost to us of $1.3 million.

Funding Requirements

We are now focusing our efforts on commercializing KRYSTEXXA which was made available by prescription in the United States on December 1, 2010, and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA.

Our future capital requirements will depend on many factors, including:

•	when we begin a full commercial marketing campaign for KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of manufacturing activities,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA once a full commercial marketing campaign begins,

•	market acceptance of KRYSTEXXA by physicians and patients in a largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and whether and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the United States.

As we are planning to independently pursue the commercialization of KRYSTEXXA, our cash needs will increase, and we may need to seek additional funding. We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us, particularly in light of current macroeconomic conditions. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$120	$81	$39	$—	$—
Operating lease obligations	4,247	1,896	2,351	—	—
Purchase commitment obligations (1)	36,002	14,954	9,672	5,688	5,688
Other Commitments (2)	2,045	1,045	1,000	—	—

Total	$42,414	$17,976	$13,062	$5,688	$5,688

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted.
(2)

Other commitments represent accrued severance costs related to separation agreements with several former employees as well as sales-based milestone payments that will become due and payable to Duke and MVP on the attainment of specific KRYSTEXXA sales targets, the timing of which is based on our best estimates and could shift from period to period. Sales-based royalty payments to Duke and MVP are not included in the table above due to the contingent nature of such obligations. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. We are also required to pay royalties of 20% of any milestones, revenue or other consideration we receive from sub-licensees during any quarter.

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Israel-United States Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sales of KRYSTEXXA. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of our KRYSTEXXA annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. Our aggregate principal repayment obligation plus interest to OCS and BIRD if, as per our agreements with BTG and Diosynth, manufacture more that 20% of our annual worldwide bulk product requirements outside of Israel, would range between $4.1 million and $9.1 million at December 31, 2010. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

We have a liability for unrecognized tax benefits of $10.3 million as of December 31, 2010. We are unable to estimate the exact amount or the timing of payments, if any, relating to this liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Accounting Pronouncements Adopted

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. ASU 2010-29 is not expected to have an effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. ASU 2010-28 is not expected to have an effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses . ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. We no not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements . ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our interest bearing assets consist of cash and cash equivalents and short-term investments which primarily consist of U.S. Treasury only money market funds and bank certificates of deposit. Our interest income is sensitive to changes in the general level of interest rates primarily in the United States, and other market conditions.

In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018. For details as to the conversion options under the notes, see Item 8 of this Annual Report on Form 10-K and Note 21 to our consolidated financial statements. These Convertible Senior Notes bear interest at a fixed rate of 4.75%, and as such, we are not exposed to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment under the framework in the Internal Control—Integrated Framework, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated within their report herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Savient Pharmaceuticals, Inc. listed in Item 15(a). We also have audited Savient Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Savient Pharmaceuticals, Inc. and subsidiaries’ management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein. Also in our opinion, Savient Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

New York, NY

March 1, 2011

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$44,791	$108,172
Short-term investments (including restricted investments)	20,070	3
Accounts receivable, net	909	352
Inventories, net	3,140	585
Recoverable income taxes	—	2,006
Prepaid expenses and other current assets	2,415	1,402

Total current assets	71,325	112,520

Deferred income taxes, net	4,200	4,200
Property and equipment, net	809	993
Other assets (including restricted cash)	1,284	1,295

Total assets	$77,618	$119,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,601	$7,915
Deferred revenues	428	73
Warrant liability	—	24,239
Other current liabilities	16,023	12,473

Total current liabilities	18,052	44,700

Other liabilities	10,299	10,109
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; issued and outstanding 70,259,000 in 2010; 66,933,000 in 2009	703	669
Additional paid-in-capital	364,139	305,994
Accumulated deficit	(315,576)	(242,467)
Accumulated other comprehensive income	1	3

Total stockholders’ equity	49,267	64,199

Total liabilities and stockholders’ equity	$77,618	$119,008

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product sales, net	$4,028	$2,956	$3,028
Other revenues	—	4	153

	4,028	2,960	3,181

Cost and expenses:
Cost of goods sold	2,673	1,606	1,154
Research and development	32,358	51,726	55,488
Selling, general and administrative	24,981	30,790	35,550

	60,012	84,122	92,192

Operating loss from continuing operations	(55,984)	(81,162)	(89,011)
Investment income, net	116	289	1,146
Other expense, net	(17,250)	(12,051)	(393)

Loss from continuing operations before income taxes	(73,118)	(92,924)	(88,258)
Income tax benefit	(9)	(2,071)	(5,017)

Loss from continuing operations	(73,109)	(90,853)	(83,241)
Loss from discontinued operations, net of income taxes	—	—	(928)

Net loss	$(73,109)	$(90,853)	$(84,169)

Loss per common share from continuing operations:
Basic and diluted	$(1.08)	$(1.51)	$(1.55)

Earnings (loss) per common share from discontinued operations:
Basic and diluted	$—	$—	$(0.02)

Loss per common share:
Basic and diluted	$(1.08)	$(1.51)	$(1.57)

Weighted-average number of common and common equivalent shares:
Basic and diluted	67,435	59,997	53,533

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

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199
Comprehensive loss:
Net loss	—	—	—	(73,109)	—	(73,109)
Unrealized loss on marketable securities, net	—	—	—	—	(2)	(2)

Total comprehensive loss	—	—	—	—	—	(73,111)

Restricted stock grants	69	1	—	—	—	1
Amortization of deferred compensation	—	—	4,374	—	—	4,374
Forfeiture of restricted stock grants	(6)	—	—	—	—	—
Shares repurchased and cancelled	(80)	(1)	(1,281)	—	—	(1,282)
Issuance of common stock	30	—	326	—	—	326
ESPP compensation expense	—	—	341	—	—	341
Stock option compensation expense	—	—	3,069	—	—	3,069
Warrant Exercise	3,040	31	49,516	—	—	49,547
Exercise of stock options	273	3	1,800	—	—	1,803

Balance, December 31, 2010	70,259	$703	$364,139	$(315,576)	$1	$49,267

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(73,109)	$(90,853)	$(84,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	418	471	474
Change in valuation of warrant liability	16,807	11,678	—
Amortization of deferred compensation related to restricted stock (including performance shares)	4,374	2,661	3,214
Stock compensation expense	3,410	4,065	4,175
Unrecognized tax benefit liability	250	(1,199)	2,509
Net realized (gains) losses from sale of investments	—	(182)	889
Deferred income taxes	—	—	(642)
Changes in:
Accounts receivable, net	(557)	470	668
Inventories, net	(2,555)	1,307	744
Recoverable income taxes	2,006	3,520	3,111
Prepaid expenses and other current assets	(1,013)	1,380	323
Accounts payable	(6,314)	2,027	1,836
Income taxes payable	—	—	294
Other current liabilities	3,550	(4,612)	2,957
Deferred revenues	355	(378)	(847)

Net cash used in operating activities	(52,378)	(69,645)	(64,464)

Cash flows from investing activities:
Purchases of held-to-maturity securities (Short-term)	(20,069)	—	—
Capital expenditures	(234)	(71)	(268)
Changes in other long-term assets	11	10	(25)
Proceeds from sale of available-for-sale securities (restricted)	—	4,170	13,365
Purchases of available-for-sale securities (restricted)	—	(25)	(323)
Proceeds from sales of available-for-sale securities	—	—	151
Proceeds from sale of Delatestryl	—	—	644

Net cash provided by (used in) investing activities	(20,292)	4,084	13,544

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Proceeds from warrant exercises	$8,501	$—	$—
Proceeds from issuance of common stock	2,130	7,099	2,637
Changes in other long-term liabilities	(60)	(66)	(59)
Proceeds from issuance of common stock for cash on registered direct offering, net of expenses	—	29,019	—
Proceeds from issuance of common stock for cash on underwritten public offering, net of expenses	—	61,366	—
Repurchase and retirement of common stock	(1,282)	—	(208)

Net cash provided by financing activities	9,289	97,418	2,370

Net increase (decrease) in cash and cash equivalents	(63,381)	31,857	(48,550)
Cash and cash equivalents at beginning of period	108,172	76,315	124,865

Cash and cash equivalents at end of period	$44,791	$108,172	$76,315

Supplementary Information
Other information:
Income tax paid	$—	$1,237	$44
Interest paid	$79	$365	$29
Reclassification from warrant liability to APIC on exercise of warrants	$41,046	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc., and its wholly-owned subsidiary (“Savient” or “the Company”), is a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® (pegloticase) in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration (the “FDA”) on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when the Company commenced sales and shipments to its network of specialty and wholesale distributors.

The Company also sells and distributes branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. The Company launched its authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and the Company’s authorized generic version of oxandrolone. The Company believes that revenues from Oxandrin and its authorized generic version of oxandrolone will remain flat or continue to decrease in future periods.

Savient was founded in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies. On July 18, 2005, the Company sold its global biologics manufacturing business, Bio-Technology General (Israel) Ltd. (“BTG”). The results of the Company’s former BTG subsidiary are included as part of discontinued operations in the Company’s consolidated financial statements. See Note 17 to the consolidated financial statements for further discussion on discontinued operations.

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of KRYSTEXXA, Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA. See Note 18 to the consolidated financial statements for further discussion on segments.

The Company conducts its administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from its headquarters in East Brunswick, New Jersey.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Savient Pharma Holdings, Inc. In addition, discontinued operations include the Company’s former subsidiary, BTG.

Certain prior period amounts have been reclassified to conform to current year presentations. There was no effect on net loss or equity related to these reclassifications.

Cash and cash equivalents

Cash and cash equivalents included cash on hand and money market funds with weighted-average maturities at the date of purchase of 90 days or less. All cash and cash equivalents are in U.S. dollar accounts.

Restricted cash

The Company’s restricted cash represents a required security deposit in connection with the lease arrangement for the Company’s administrative offices located in East Brunswick, New Jersey. At the inception

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the lease, the Company was required to provide a security deposit by way of an irrevocable letter of credit for $1.3 million, which is secured by a cash deposit of $1.3 million and reflected in non-current Other Assets (as restricted cash) in the consolidated balance sheets at December 31, 2010 and 2009.

Fair value of financial instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of the Company’s financial instruments, including Cash and Cash Equivalents, Notes Receivable, Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value. See Note 2 to the consolidated financial statements for further discussion of the fair value of financial instruments.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2010, 2009 and 2008, the Company recorded realized investment losses due to OTT declines in fair value of $0, $0, and $0.5 million, respectively.

Accounts receivable, net

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. In general, the Company has experienced minimal collection issues with its large customers. At December 31, 2010 and 2009, the balance of the Company’s allowance for doubtful accounts was $25,000 and $18,000, respectively.

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

Given the Company’s limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, the Company believes that it is currently unable to reasonably estimate future product returns. Therefore, the Company has determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, the Company invoices the specialty distributor and records deferred revenue equal to the gross invoice price. The Company then recognizes revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributors to their customers, including doctors and infusion suites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. The Company also expects to sell KRYSTEXXA to wholesalers whereby the Company will drop ship the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, the Company plans on recording revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

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

The allowance for product returns at December 31, 2010 and 2009 was $0.5 million and $1.0 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid, other government agencies such as the Federal Supply System and other non-governmental entities commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at December 31, 2010 and 2009 was $0.3 million and $0.3 million, respectively. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other revenues

Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.

Share-based compensation

The Company has share-based compensation plans in place and records the associated share-based compensation expense over the requisite service period. The share-based compensation plans are described in Note 12 to the consolidated financial statements.

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

Manufacturing cost is a significant component of research and development expenses and includes costs associated with third-party contractors for validation batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. The Company expenses these manufacturing-related expenses, incurred prior to regulatory approval, as research and development as incurred because these costs do not meet the definition of an inventory asset. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. Following regulatory approval, we are capitalizing certain manufacturing costs as an inventory asset that would previously have been

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expensed as research and development costs in cases where the manufacturing costs meet the definition of an inventory asset. Manufacturing costs incurred at third parties who we are trying to qualify as our secondary source supplier of pegloticase drug substance, or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA, will continue to be recorded as research and development expenses.

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. The Company had no deferred research and development costs as of December 31, 2010 and 2009, respectively, and had no amortization expense for the years ended December 31, 2010 and 2009, respectively, based on services performed. Deferred research and development costs are included in Prepaid Expenses and Other Current Assets on the Company’s consolidated balance sheet. All other research and development costs are charged to expense as incurred, including $0.3 million and $2.3 million of fees incurred during the years ended December 31, 2010 and 2009, respectively, to reserve manufacturing capacity at the Company’s third-party suppliers’ manufacturing facilities, for future potential orders of KRYSTEXXA. As a result of the FDA approval of KRYSTEXXA for marketing in the United States, the Company now defers and capitalizes all future fees incurred to reserve manufacturing capacity at its third-party service providers.

Income taxes

In 2010 the Company generated a net operating loss of approximately $59.5 million for federal income tax purposes. The Company did not record an income tax provision or benefit in 2010 due to the fact that the Company maintains a full valuation allowance on all of its deferred tax assets. The Company can no longer benefit from its net operating losses at this time, as it no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these net operating losses is uncertain.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming its judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, the Company gives weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. The Company attaches the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, the Company

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concluded that the Company would maintain a full valuation allowance on all of its deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. The Company maintained a valuation allowance as of December 31, 2010 of $153.0 million. The increase in valuation allowance from 2010 compared to 2009 of approximately $27.1 million is primarily due to certain return to provision adjustments, an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

The Company uses judgment in determining income tax provisions and in evaluating its tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company are examined by Federal and state tax authorities. The Company regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

The total amount of federal, state, local and foreign liabilities for unrecognized tax benefits was $10.3 million as of December 31, 2010, including accrued penalties and interest. The net increase of $0.3 million in the liability for unrecognized tax benefits from 2010 compared to 2009 is primarily due to additional accruals of interest and penalty expense. The net increase in the liability for unrecognized tax benefits resulted in a corresponding increase to the interest and penalty expense within the Company’s consolidated statements of operations as well as an increase to the deferred tax asset for which no tax benefit will be recognized in the Company’s consolidated statements of operations.

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

Earnings (loss) per common share

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted loss per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and non-vested restricted stock and restricted stock units. See Note 9 to the consolidated financial statements for further discussion of the Company’s earnings (loss) per common share.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution, except for U.S. Treasury or Government Agency issues. Concentration of credit risk with respect to accounts receivable is discussed in Note 18 to the consolidated financial statements. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary. The addition of the KRYSTEXXA business is also not expected to change the concentration of credit risk.

Note 2—Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. ASU 2010-29 is not expected to have an effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. ASU 2010-28 is not expected to have an effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. The amendments in this Update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is not expected to have a significant effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements . ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial statements.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s cash and cash equivalents, investments and warrant liability including the hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2010:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$6,824	$6,824	$6,824	$6,824	$—	$—
Money market funds	37,967	37,967	37,967	37,967	—	—

Total cash and cash equivalents	44,791	44,791	44,791	44,791	—	—

Short-term investments (available-for-sale):
Equity securities	—	1	1	—	1	—
Short-term investments (held-to-maturity):
Certificates of deposit	20,070	19,992	—	—	—	—

Total short-term investments	20,070	19,993	1	—	1	—

Total cash and cash equivalents and short-term investments	64,861	64,784	44,792	44,791	1	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,280	1,280	—	—	—	—

Total long-term investments	1,280	1,280	—	—	—	—

Total	66,141	66,064	44,792	44,791	1	—

Liabilities:
Warrant liability	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2010:

Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)
Balance, December 31, 2009	$24,239
Mark-to-market of warrant liability at March 31, 2010	(2,127)

Balance, March 31, 2010	$22,112
Exercise of warrants	(1,866)
Mark-to-market of warrant liability at June 30, 2010	(6,200)

Balance, June 30, 2010	$14,046
Exercise of warrants	(816)
Mark-to-market of warrant liability at September 30, 2010	43,233

Balance, September 30, 2010	$56,463
Exercise of warrants	(38,365)
Mark-to-market of warrant liability at exercise dates	(18,098)

Balance, December 31, 2010	$—

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

During the year ended December 31, 2010, the Company recorded a charge of $17.3 million within Other Income (Expense), net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants, prior to being exercised.

During the year ended December 31, 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 5,038,237 shares of the Company ‘s common stock, either through a cashless exercise or cash exercise. The Company received an aggregate of $8.5 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 812,617 shares of common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of December 31, 2010, all of

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the warrants had been exercised and no warrants to purchase shares of the Company’s common stock remained outstanding. As all of the warrants have been exercised and none remain outstanding, the Company’s warrant liability had been completely converted into stockholders’ equity as of December 31, 2010.

The Company does not carry any financial instruments or non-financial instruments that are measured at fair value on a non-recurring basis. The carrying amounts of Accounts Receivable, Accounts Payable and Other Current Liabilities approximate fair value.

There were no securities in a continuous unrealized loss position for greater than twelve months at December 31, 2010.

Note 4—Investments

As of December 31, 2010 and 2009, the Company held no trading securities, and available-for-sale and held-to-maturity securities consisted of the following:

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$—	$1

Total available-for-sale securities	—	1	—	1

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	21,350	—	(1)	21,349

Total held-to-maturity securities	21,350	—	(1)	21,349

Total	$21,350	$1	$(1)	$21,350

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$3	$—	$3

Total available-for-sale securities	—	3	—	3

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	1,280	—	—	1,280

Total held-to-maturity securities	1,280	—	—	1,280

Total	$1,280	$3	$—	$1,283

(1)	Short-term investments at December 31, 2010 and 2009 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	December 31, 2010		December 31, 2009
	Available- for-sale securities:	Held-to- maturity securities:	Available- for-sale securities	Held-to- maturity securities:
	(in thousands)
Short-term investments	$1	$20,070	$3	$—
Other long-term assets (including restricted cash)	—	1,280	—	1,280

	$1	$21,350	$3	$1,280

As of December 31, 2010, the Company’s available-for-sale and held-to-maturity securities had the following maturity dates:

	December 31, 2010
	Available- for-sale securities	Held-to- maturity securities
	(In thousands)
One year or less	$—	$21,350
Over one-year to five years	—	—
Over five years to ten years	—	—
More than ten years	—	—
Equity securities	1	—

Total	$1	$21,350

Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities.

Net unrealized losses included in accumulated other comprehensive income, net of taxes, at December 31, 2010 and 2009, were as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Net unrealized losses arising during the period	$(2)	$(21)

Net unrealized losses included in accumulated other comprehensive income	$(2)	$(21)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
		(In thousands)
Proceeds	$—	$4,170	$13,516
Gross realized investment gains	—	834	141
Gross realized investment losses	$—	$652	$1,030

The specific identification method was used to determine the cost of the sold securities.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Inventories, Net

At December 31, 2010 and 2009, inventories at cost, net of reserves, were as follows:

	December 31,
	2010	2009
	(In thousands)
Raw materials	$888	$1,518
Work in progress	2,605	—
Finished goods	913	324

Inventory at cost	4,406	1,842
Inventory reserves	(1,266)	(1,257)

Total	$3,140	$585

An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based on estimates of expected sales demand for the Company’s products.

Note 6—Property and Equipment, Net

	December 31,
	2010	2009
	(In thousands)
Office equipment	$2,628	$2,412
Office equipment—capital leases	332	313
Leasehold improvements	1,546	1,546

	4,506	4,271
Accumulated depreciation and amortization	(3,697)	(3,278)

Total	$809	$993

Depreciation and amortization expense was $0.4 million for the year ended December 31, 2010 and $0.5 million for each of the years ended December 31, 2009 and 2008, respectively.

Capital lease obligations associated with the capital lease office equipment are included in Other Current Liabilities and non-current Other Liabilities. See Note 6 to the consolidated financial statements for more details.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Other Current Liabilities

The components of Other Current Liabilities for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Manufacturing and technology transfer services	$5,076	$2,464
Salaries and related expenses	2,460	239
Litigation, legal and professional fees	1,691	388
Selling and marketing expense accrual	1,317	—
Accrued interest expense	962	526
Accrued taxes	733	760
Clinical research organization expenses	687	805
Returned product liability	679	2,385
Allowance for product returns	469	1,033
Sales force placement	412	—
Allowance for product rebates	318	303
Severance	271	3,191
BLA preparation expenses	217	59
Other	731	320

Total	$16,023	$12,473

On September 30, 2009, the Company completed a plan of termination pursuant to which it reduced its workforce by 25 employees, or approximately 37%. This termination was in addition to a previous termination of nine employees in August 2009. The Company took these actions in order to reduce costs and streamline operations in order to focus its efforts on the tasks critical to the resubmission of the KRYSTEXXA BLA to the FDA. The reduction in staff was focused in the Company’s commercial, medical, financial, operational and sales departments with minimal effects in the regulatory, quality and manufacturing departments. In connection with this plan of termination, the Company incurred charges of $2.3 million during the year ended December 31, 2009 and recorded expense of $1.2 million and $1.1 million to Research and Development and Selling, General and Administrative, respectively, in the Company’s statement of operations. The Company had no restructuring reserve relating to the plan of termination as of December 31, 2010.

Note 8—Other Liabilities (Non-Current)

The components of other liabilities for the periods ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Unrecognized tax benefit (1)	$10,261	$10,011
Capital leases (2)	38	98

Total	$10,299	$10,109

(1)	See Note 16 to consolidated financial statement for further discussion of unrecognized tax benefits.
(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from 34 to 60 months and were entered into between 2007 and December 31, 2010.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Commitments and Contingencies

Commitments

The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at December 31, 2010 and 2009. The Company subleased approximately 7,090 square feet at a base average annual rental of $0.2 million through February 2009. In March 2009, the sublease agreement was terminated and as a result, the Company’s net annual rental expense increased to approximately $1.9 million. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense from continuing operations was approximately $1.9 million, $2.0 million and $1.7 million, for each of the years ended December 31, 2010, 2009 and 2008. Rent expense is presented net of the sublease arrangement, within Research and Development and Selling, General and Administrative expense in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following years are:

(in thousands)
2011	$1,867
2012	$1,867
2013	$467
2014	$—
2015	$—

In September 2009, the Company completed a plan of termination pursuant to which it reduced its workforce by 25 employees. This termination was in addition to a previous termination of nine employees in August 2009. In connection with the plan of termination, the Company incurred charges of $2.3 million. The Company recorded $1.2 million in severance-related expenses during the quarter ended September 30, 2009 and an additional $1.1 million of stock-based compensation expense during the quarter ended December 31, 2009, as a result of modifications to stock option awards previously granted to the terminated employees. The modifications included extending the term of exercisability of the vested portion of the stock options from three months following cessation of employment to six months following cessation of employment, coupled with accelerating the vesting to immediately vest any unvested stock options. The severance-related expenses resulted in cash expenditures of $0.7 million during the quarter ended December 31, 2009 and an additional $0.5 million in cash expenditures during the first half of 2010.

At December 31, 2010, the Company had employment agreements with three senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In January 2011, the Company’s Board of Directors appointed John H. Johnson as its Chief Executive Officer. In February 2011, the Company appointed Louis Ferrari as Senior Vice President, North America Commercial. The total aggregate base compensation per year for the Company’s five senior officers is approximately $2.0 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, the Company entered into commercial supply and development agreements with BTG, pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to the Company’s BLA for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. . Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA and the Company is obligated to purchase from BTG at least 80% of its worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers its KRYSTEXXA requirements that exceed BTG’s capacity. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of December 31, 2010, based on the Company’s latest forecast, the Company expected to purchase an aggregate of approximately $7.5 million of pegloticase drug substance during 2011. During 2008, the Company paid to BTG non-refundable fees of $2.2 million to reserve manufacturing capacity relating to the Company’s potential future orders of pegloticase drug substance. The Company recorded these capacity reservation fees, which may be credited as a discount against future orders of pegloticase drug substance, as research and development expenses as they were incurred. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

In 2007, the Company entered into a services agreement with Diosynth RTP, Inc (now a division of Merck) (“Merck”), pursuant to which Merck is preparing to serve as the Company’s secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, the Company entered into a revised services agreement with Merck, pursuant to which the Company delayed the 2009 conformance batch production campaign until 2010. During the second quarter of 2010, the conformance batch production campaign at Merck was started. As a result of batch failures at Merck based on one manufacturing specification, the 2010 conformance batch production campaign was terminated during the fourth quarter of 2010. Subject to completion of contract amendment negotiations, the Company expects Merck’s conformance batch production to re-start later in 2011 and expects the additional costs associated with its re-execution campaign to result in incremental cost ranging between $7 million and $11 million. The timing of the conformance batch production and the expected campaign cost will be dependent on the Company reaching a satisfactory amendment to the service agreement. The Company incurred total costs of $8.3 million and $8.2 million in 2010 and 2009, respectively, for services rendered under the agreement. Included in the total costs incurred in 2009 was a $2.0 million fee for the reservation of manufacturing capacity required for the production of the conformance batches in 2010 and an additional $2.5 million idle and down-time fee imposed under the agreement because the Company delayed the originally scheduled conformance batch production campaign from 2009 to 2010. The Company recorded the fees for capacity reservation, idle and down-time and other technology transfer services rendered by Merck as research and development expenses as they were incurred. Either the Company or Merck may terminate the services agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon 45 days advance notice. If the

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company terminates the agreement other than for Merck’s breach, or if Merck terminates the agreement for our breach, the Company must pay Merck a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Merck that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of December 31, 2010, based on current forecasts, the Company expected to purchase mPEG-NPC at an aggregate cost of approximately $2.3 million during 2011. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

In October 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010), which replaced its 2006 service agreement with Sigma-Tau. Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, the Company agreed that once KRYSTEXXA receives FDA marketing approval from the FDA, the Company would purchase from Sigma-Tau, product support services. As of December 31, 2010, the Company expected to purchase from Sigma-Tau support services at an aggregate cost of approximately $1.7 million over the next 12 months. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma-Tau a fee. Under the agreement, the Company is also obligated to pay Sigma-Tau a rolling,

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. During 2010 and 2009, the Company incurred $0.3 million and $0.3 million, respectively, in capacity reservation fees. The Company recorded this capacity reservation fee as research and development expenses as incurred. As a result of the FDA approval for KRYSTEXXA in the United States, the Company will no longer expense manufacturing costs relating to KRYSTEXXA as research and development expenses. Instead, the Company will capitalize these costs as inventory as they are incurred. Either the Company or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s anniversary date of the agreement. If the Company terminates the agreement, it would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either the Company or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party. The Company believes that its current arrangements for the supply of clinical and commercial quantities of pegloticase drug substance and finished form KRYSTEXXA will be adequate to complete its clinical development program and to satisfy its currently forecasted commercial requirements of KRYSTEXXA.

The Company is a party to an exclusive royalty bearing license agreement with MVP and Duke, originally entered into in August 1997 and amended in November 2001, granting the Company rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, the Company also has the exclusive license to the trademark Puricase®, which is a registered trademark of MVP and was available for potential use as the proprietary name of the product candidate the Company now refers to as KRYSTEXXA. However, if the Company elects not to use the trademark Puricase, or if the Company otherwise fails to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then MVP would retain all rights to use the trademark Puricase. Under the agreement, the Company is required to use best efforts to bring to market and diligently market products that use the licensed technology. The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by the Company or its sub-licensees. Under the agreement, the Company is also required to pay royalties of 20% on any revenues or other consideration it receives from sub-licensees during any quarter. During the year ended December 31, 2008, the Company made aggregate milestone payments to MVP and Duke of $0.5 million upon filing of the BLA for KRYSTEXXA. In addition, during the year ended December 31, 2010, the Company made aggregate milestone payments of approximately $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States which was one of the five major global markets identified in the agreement. The Company is also required to pay up to an aggregate of approximately $1.8 million to MVP and Duke if it successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. As of December 31, 2010, the Company had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The Company may terminate this agreement in one or more countries with six months prior notice, and it may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either the Company or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement for the other party’s bankruptcy or insolvency.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to the Company with respect to the terminated countries under the agreement, including regulatory applications and pre-clinical and clinical data, revert to MVP and Duke and the Company is permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

The Company has received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by the Company’s former subsidiary, BTG, and upon the Company’s divestiture of BTG to Ferring, it agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. The Company’s aggregate principal repayment obligation plus interest to OCS and BIRD, if it manufactures more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.1 million and $9.1 million at December 31, 2010.

Contingencies

In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. In May 2010, the Company attended an appeals conference with the Conference and Appeals Branch of the New Jersey Division of Taxation to discuss its case in contesting the Sales and Use Tax assessment. After discussions with the New Jersey appellate division, the Company’s appeal was denied. The previous assessment of $1.2 million was increased by $0.5 million to $1.7 million reflecting additional interest and penalties. The Company still believes the sales tax is being wrongfully assessed and filed an additional appeal on December 13, 2010 in New Jersey Tax Court.

In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges the Company breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, Savient filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the Court issued an order granting the Company’s motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which Savient filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which extended through the fall of 2010. Berger filed his Appeal Brief on May 10, 2010 and Savient filed a Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to Savient’s Cross-Appeal was filed on September 7, 2010, and Savient’s Reply to the appellant’s Response was filed on September 24, 2010.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All briefing submissions have been completed and the Court will decide the matter on the papers without the presentation of oral arguments. Savient intends to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing Lawrence J. Koncelik, Jr. as lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The Court heard oral argument on the motion on February 24, 2010. On September 29, 2010, the Court issued memorandum decision and order granting the Company’s motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The briefing on that appeal is scheduled to take place between March and June 2011. The Company intends to vigorously defend against this action.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2010, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 10—Stockholders’ Equity

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

The warrants were exercisable at any time on or after the date of issuance and expired on November 2, 2010. Pursuant to the terms of the warrants, the exercise price per share for the warrants was $10.46, which was equal to the dollar volume weighted-average price of the Company’s common stock for the five trading days immediately preceding August 17, 2009. The Company could, at it’s or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event that the Company entered into a merger or change of control transaction, the holders of the warrants would have been entitled to receive consideration as if they had exercised the warrant immediately prior to such transaction, or they could have required the Company to purchase the warrant at the Black-Scholes value of the warrant on the date of such transaction. As a result, the Company accounted for the warrants as a liability.

The Company’s warrant liability was marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other Expense, net on the Company’s consolidated statement of operations until the warrants were exercised, expire or other facts and circumstances led the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability was determined at each reporting period by utilizing a Monte Carlo simulation model that takes into account estimated probabilities of possible outcomes provided by the Company. At the date of the transaction, April 8, 2009, the fair value of the warrant liability was $12.6 million.

During the year ended December 31, 2010, the Company recorded a charge of $16.8 million within Other Income (Expense), net on its consolidated statement of operations to reflect the net increase in the valuation of the warrants, prior to being exercised.

During the year ended December 31, 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 5,038,237 shares of the Company’s common stock, either through a cashless exercise or cash exercise. The Company received an aggregate of $8.5 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 812,617 shares of common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of December 31, 2010, all of the warrants had been exercised and no warrants to purchase shares of the Company’s common stock remained outstanding. As all of the warrants have been exercised and are no longer outstanding, the Company’s warrant liability has been completely converted into stockholders’ equity as of December 31, 2010.

In October 2009, the Company completed an underwritten public offering of 4,945,000 shares of its common stock for net proceeds of $61.4 million, pursuant to a shelf registration statement on Form S-3 that the Company filed with the Securities and Exchange Commission on September 24, 2007 and that became effective on October 10, 2007.

Note 11—Earnings (Loss) per Common Share

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The numerators and denominators of the basic and diluted EPS computations for continuing operations are as follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts
(In thousands, except per share data)
Loss from continuing operations
Basic and Diluted EPS	$(73,109)			$(90,853)			$(83,241)
Loss from continuing operations attributable to common stock	$(73,109)	67,435	$(1.08)	$(90,853)	59,997	$(1.51)	$(83,241)	53,533	$(1.55)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock and restricted stock units have vested. However, there was no dilutive effect during 2010, 2009 or 2008. For the years ended 2010, 2009, and 2008, the Company reported a loss from continuing operations and therefore, all potentially dilutive stock options, restricted stock and restricted stock units as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock and restricted stock units that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive, were 2.7 million, 3.2 million and 4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 12—Share-Based Compensation

In 2001, the Company adopted its 2001 Stock Option Plan (the “2001 Stock Option Plan”). The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors), non-employee directors (“Directors”) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair market value of the underlying shares on the date of grant. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance.

In 2004, the Company adopted its 2004 Incentive Plan (the “2004 Incentive Plan”) which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee of the Company’s Board of Directors to award stock appreciation rights, restricted stock awards, restricted stock unit awards performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 2.5 million shares remain available for future grant at December 31, 2010.

Total compensation cost that has been charged against income related to the above plans was $7.4 million, $6.6 million and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2010 generated an income tax deduction

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of approximately $8.4 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable, the tax benefit will be recorded as an increase in additional paid-in-capital. There was no income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2010, 2009 and 2008.

The following table summarizes stock-based compensation by expense category for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Research and development	$3,167	$3,188	$3,153
Selling, general and administrative	4,277	3,456	3,578

Total non-cash compensation expense related to share-based compensation included in operating expense	$7,444	$6,644	$6,731

Stock Options

The Company grants stock options to employees and Directors with exercise prices equal to the fair market value of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to Directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to Directors are granted on an annual basis and represent compensation for service performance on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. The weighted-average key assumptions used in determining the fair value of options granted during the years ended December 31, 2010, 2009 and 2008, are as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted-average volatility	80%	77%	72%
Weighted-average risk-free interest rate	2.3%	2.5%	2.4%
Weighted-average expected life in years	6.5	6.6	6.2
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$8.52	$5.75	$6.19

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

During the years ended December 31, 2010, 2009 and 2008, the Company issued 273,000 shares, 1,110,000 shares, and 378,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options and received proceeds of $1.8 million, $6.7 million, and $1.8 million, respectively. For the year ended December 31, 2010, the Company realized no tax benefit from the exercise of stock options. For the years ended December 31, 2010, 2009 and 2008, approximately $2.3 million, $4.0 million, and $3.5 million, respectively, of stock option compensation cost has been charged against income. As of December 31, 2010, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock option activity during the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2009	2,406	$8.07	7.46	$14,592
Granted	203	11.96
Exercised	(273)	6.61
Cancelled	(153)	14.84

Outstanding at December 31, 2010	2,183	$8.13	7.13	$8,710

Exercisable at December 31, 2010	894	$7.97	6.31	$5,902

The weighted-average grant date per share fair value for options granted during the years ended December 31, 2010, 2009 and 2008 was $8.52, $5.75, and $6.19, respectively. The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $2.3 million, $6.9 million, and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The closing price per share of the Company’s common stock was $11.14, $13.61, and $5.79 on December 31, 2010, 2009 and 2008, respectively.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Awards that Contain Performance or Market Conditions

Performance or Market Conditions

During the year ended December 31, 2010, the Company recorded compensation expense of $0.8 million related to stock option awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At December 31, 2010, approximately 15,000 potential option shares with performance or market conditions remain unvested. Stock option awards with performance or market conditions encompass performance targets set for senior management personnel through the end of 2010 and could result in approximately $0.1 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company’s non-vested stock option awards that contain performance or market conditions as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(In thousands)
Non-vested at December 31, 2009	102	7.43
Granted	15	8.43
Vested	(102)	7.43
Forfeited	—	—

Non-vested at December 31, 2010	15	$8.43

The weighted-average grant date per share fair value for stock option awards that contain performance or market conditions granted during the year ended December 31, 2010 was $8.43. During the year ended December 31, 2010, 102,000 stock option awards, containing performance or market conditions, vested.

Restricted Stock

The Company grants restricted stock and restricted stock unit awards to its employees and to its Directors. Restricted stock and restricted stock unit awards are recorded as deferred compensation and amortized into compensation expense, on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and restricted stock unit awards to Directors are granted on a yearly basis and represent compensation for services performed as members of the Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date. Restricted stock unit awards to Directors vest on the one year and 31 day anniversary of the grant date. Compensation cost for restricted stock and restricted stock unit awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. For the year ended December 31, 2010, the Company issued 43,000 shares of restricted stock and restricted stock units at a weighted-average grant date fair value of $11.72 per share amounting to $0.5 million in total aggregate fair market value. During the years ended December 31, 2010, 2009 and 2008, approximately $2.1 million, $2.7 million, and $3.5 million, respectively, of deferred restricted stock compensation cost has been charged against income. At December 31, 2010, approximately 315,000 shares remained unvested and there was approximately $2.1 million of unrecognized compensation cost related to restricted stock.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested restricted stock and restricted stock units as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2008	875	$11.24
Granted	244	9.28
Vested	(412)	10.54
Forfeited	(207)	12.01

Non-vested at December 31, 2009	500	$10.55
Granted	43	11.72
Vested	(222)	9.41
Forfeited	(6)	8.61

Non-vested at December 31, 2010	315	$11.56

The weighted-average grant date per share fair value for restricted stock and restricted stock unit awards granted during the years ended December 31, 2010, 2009 and 2008 was $11.72, $9.28, and $9.98, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2010, 2009 and 2008, was $2.8 million, $3.6 million, and $3.1 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

Performance Conditions

During the year ended December 31, 2010, the Company recorded compensation expense of $2.3 million related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by December 31, 2010, including FDA marketing approval of KRYSTEXXA and other business development objectives. At December 31, 2010, approximately 39,000 potential shares of restricted stock awards with performance or market conditions that were awarded in 2009 and 2008 remain unvested, and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company’s non-vested restricted stock awards that contain performance or market conditions as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2008	351	$15.68
Granted	168	13.56
Vested	—	—
Forfeited	(302)	15.23

Non-vested at December 31, 2009	217	$14.67
Granted	—	—
Vested	(161)	13.54
Forfeited	(17)	14.43

Non-vested at December 31, 2010	39	$19.37

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not grant any restricted stock awards that contain performance or market conditions during the year ended December 31, 2010. The weighted-average grant date per share fair value for restricted stock awards that contain performance or market conditions granted during the years ended December 31, 2009 and 2008 was $13.56, and $20.59, respectively. During the year ended December 31, 2010, 161,000 restricted stock awards that contain performance or market conditions vested. During the years ended December 31, 2009 and 2008, no restricted stock awards that contain performance or market conditions, vested.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Prior to the adoption of FASB ASC 718, Share-Based Payment , and under the accounting guidance that preceded FASB ASC 718, the 1998 ESPP was considered to be non-compensatory. Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. During the years ended December 31, 2010, 2009 and 2008, the Company recorded approximately $0.3 million, $0.1 million, and $0.7 million, respectively, of compensation expense related to participation in the 1998 ESPP.

Additional Paid-In-Capital Excess Tax Benefit Pool

Excess tax benefits are used to create an additional paid-in-capital pool and any tax deficiencies are used to offset the pool, if available, or recorded as an additional charge to tax expense during the year. As of December 31, 2010, the additional paid-in-capital excess tax benefit pool available to absorb future tax deficiencies was approximately $2.5 million.

Note 13—Employee Benefits

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan. During 2009, the 401(k) plan permitted employees who meet age and service requirements to contribute up to $16,500 of their total compensation on a pretax basis, which was 25% Company matched. For 2010, employees will be permitted to contribute up to $16,500 of their total compensation on a pretax basis, which will be 50% Company matched. The Company’s contribution to the plan amounted to approximately $0.4 million, $0.2 million, and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 14—Investment Income, Net

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest and dividend income from cash equivalents	$116	$107	$2,035
Realized gains on sales of short-term investments	—	834	141
Realized losses on redemptions of short-term investments	—	(652)	(507)
Realized losses resulting from OTT impairment write-downs of short-term investments	—	—	(523)

Total investment income, net	$116	$289	$1,146

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Other Expense, Net

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Realized loss on change in valuation of warrant liability	$(16,807)	$(11,678)	$—
Other non-operating expenses	(443)	(373)	(393)

Total other expense, net	$(17,250)	$(12,051)	$(393)

Note 16—Income Taxes

The domestic components of loss from continuing operations before income taxes were $73.1 million, $92.9 million and $88.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The components of current and deferred income tax benefit from continuing operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current
State	$(9)	$(65)	$(221)
Federal	—	(2,006)	(5,650)

	(9)	(2,071)	(5,871)
Deferred
Federal	—	—	854

Income tax benefit from continuing operations	$(9)	$(2,071)	$(5,017)

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

A valuation allowance is provided for deferred tax assets if, in management’s judgment, it is not more likely than not that some portion or all of a deferred tax asset will be realized. There are multiple factors that are considered when assessing the likelihood of future realization of deferred tax assets, including historic operating results, expectations of future taxable income, the carryforward periods available to utilize tax attributes and other relevant factors. In making this assessment, substantial judgment is required.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets/liabilities are as follows:

	Year Ended December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforward	$64,291	$—	$42,327	$—
Research and experimental credits	52,711	—	52,497	—
State NOL carryforward	25,158	—	17,486	—
Stock-based compensation	3,425	—	4,736	—
Foreign tax credits	4,026	—	4,026	—
Inventories	1,999	—	3,588	—
State tax reserves	1,425	—	1,428	—
Accrued amounts	1,618	—	1,405	—
Capital loss carryforwards	1,008	—	1,078	—
Other tax credits	702	—	702	—
Other	905	—	926	—
Prepaids	—	(116)	—	(157)

	$157,268	$(116)	$130,199	$(157)
Valuation allowance	(152,952)	—	(125,842)	—

Total deferred income tax assets/(liabilities)	4,316	(116)	4,357	(157)

Net deferred income tax asset*	$4,200		$4,200

*	As of December 31, 2010 and 2009, $4.2 million of the net deferred tax assets were offset by an unrecognized tax benefit reserve, recorded as components of Long-Term Other Liabilities on the Company’s consolidated balance sheets.

Reconciliation of income taxes between the Company’s effective tax rate on loss before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax at US statutory rate	$(25,591)	$(32,523)	$(30,890)
State and local income taxes (net of federal benefit)	(4,285)	(5,366)	(144)
Non-deductible expenses*	6,731	6,806	4,067
Research and experimental credits	(3,258)	(9,948)	(10,592)
Foreign taxes (net of foreign tax credits)	—	—	—
State NOL and tax credits	—	—	—
Benefit for unrecognized tax benefits	(9)	(64)	(125)
Change in valuation allowance	26,403	39,024	32,690
Other	—	—	(23)

Income tax benefit from continuing operations	$(9)	$(2,071)	$(5,017)

*	Primarily consists of the tax effect of the non deductible change in valuation of warrant liability and the current year add-back for the orphan drug credit.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2010, the Company generated a net operating loss of approximately $59.5 million and, accordingly, had federal net operating loss carryforwards of approximately $183.7 million and combined state operating loss carryforwards of approximately $279.5 million as of December 31, 2010. During the 2010 tax year, the Company completed a study pursuant to Section 382 of the Internal Revenue Code to determine if an “ownership change” (for Section 382 purposes) occurred and, if so, whether there was a limitation on the Company’s ability to use NOL’s and other tax attributes as a result of a potential “ownership change”. It was determined that there was an ownership change on January 31, 2008 and as a result, the ability to use any NOL’s or other tax attributes may be limited. Management does not believe that these limitations will have a material impact on the Company’s ability to use its tax attributes in the event the Company’s subsequent operations are profitable. Any NOL’s or tax attributes generated after January 31, 2008 are not subject to the limitation.

The federal and state net operating loss carryforwards expire at various dates from 2011 through 2030. Included in the net operating loss deferred tax assets above is approximately $7.1 million of deferred tax asset attributable to excess stock option deductions. Pursuant to ASC 718 concerning when tax benefits related to excess stock option deductions are credited to paid-in-capital, subject to a valuation allowance, the related valuation allowance cannot be reversed even if the facts and circumstances indicate that it is more likely than not that the deferred tax assets can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable. The Company follows FASB ASC 740 ordering to determine when such net operating losses will be realized.

At December 31, 2010, the Company also had federal tax credit carryforwards of approximately $57.4 million, which are comprised primarily of credits related to orphan drug and research and development expenses and foreign tax payments. These credits are available to reduce future income taxes and expire at various times through 2030.

Based upon the uncertainty of the Company’s business and history of operating losses, the likelihood that the Company will be able to realize a benefit on its deferred tax assets is uncertain. Due to this uncertainty, the Company maintained a valuation allowance as of December 31, 2010 of $153.0 million against its deferred tax assets except for those assets that are reserved by a liability for unrecognized tax benefits. The increase in valuation allowance from 2010 compared to 2009 of approximately $27.1 million is primarily due to certain return to provision adjustments, an increase in net operating loss carryforwards and tax credits and the uncertainty that the additional deferred tax assets will be realized.

The Company files income tax returns in the United States and various state jurisdictions. In January 2011, the Company settled an Internal Revenue Service examination for tax years 2006 through 2008 without incurring any additional tax liability. Certain tax attributes were adjusted in connection with the exam, but the adjustments were not significant and will not have a material impact on the company’s financial statements. State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The State of New Jersey has started an income tax examination for the 2005 through 2008 tax years. This audit will also encompass a review of the payroll tax and sales and use tax returns for those tax years. While the Company believes that its reserves reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. However, the Company believes that the result of these audits will not have a material effect on its financial position.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2010	2009	2008
	(In thousands)
Unrecognized Tax Benefits—January 1,	$10,011	$11,211	$8,701
Increases related to tax positions in prior period	259	471	568
Decreases related to tax positions in prior period	—	(5)	(541)
Increases related to tax positions in current period	—	—	2,614
Decreases related to tax positions in current period	—	—	(6)
Settlements/Lapses	(9)	(1,666)	(125)

Unrecognized Tax Benefits—December 31	$10,261	$10,011	$11,211

Included in the unrecognized tax benefit liability of $10.3 million as of December 31, 2010, $10.0 million as of December 31, 2009 and $11.2 million as of December 2008, is $6.1 million, $5.8 million and $7.0 million, respectively, of tax benefit that if recognized would impact the Company’s effective tax rate. The difference of $4.2 million, $4.2 million and $4.2 million as of December 31, 2010, 2009 and 2008, respectively, is due to deferred tax accounting, in which a portion of the Company’s uncertain tax positions would result in adjustments to the Company’s deferred tax assets. This would be offset by adjustments to recorded valuation allowances to provide no effect on the Company’s effective tax rate. The Company expects the unrecognized tax benefits to decrease by approximately $2.2 million in the next 12 months.

The Company accounts for interest and penalties related to unrecognized tax benefits as part of Other Income (Expense), net on the consolidated statements of operations. During the fiscal year ended December 31, 2010, the Company recorded an increase in interest expense of $0.3 million. As of December 31, 2010, the Company has accrued approximately $1.4 million of interest expense and $0.6 million of penalties related to the unrecognized tax benefit liability which was recorded within Other Liabilities on the consolidated balance sheet.

In November 2010, the Company received a grant of $0.2 million from the Department of Treasury for the Company’s qualifying therapeutic discovery project under the Patient Protection and Affordable Care Act. The benefit of this grant is recorded in other income on the statement of operations.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Discontinued Operations

A summary statement of discontinued operations of the former BTG business for the years ended 2010, 2009, and 2008, as it was included in the consolidated financial statements of the Company, is shown below.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from discontinued operations before income taxes	$—	$—	$(327)

Income tax expense (benefit)	—	—	601

Income (loss) from discontinued operations	$—	$—	$(928)

During the year ended December 31, 2008, the Company incurred a $0.9 million tax assessment as a result of a tax audit for the 2003 through 2005 tax years that related to corporate income tax returns filed in Israel by BTG, the Company’s former global biologics manufacturing business in Israel, which the Company sold to Ferring in 2005. The Company did not have any revenues or operating income from discontinued operations for the years ended December 31, 2010, 2009 and 2008.

Note 18—Concentrations

In the United States, the Company sells Oxandrin and oxandrolone, which accounted for 99.6% of net product sales from continuing operations for each of the years ended 2010, 2009 and 2008, respectively. The Company distributes Oxandrin through Integrated Commercialization Services, Inc. (“ICS”), a third-party logistics organization. Oxandrolone is distributed through an agreement with Watson Pharma Inc. (“Watson”) in the United States. The Company sells Oxandrin in the United States mainly to three drug wholesaler customers; AmerisourceBergen Corp., the parent of ICS, Cardinal Health and McKesson Corp. The Company’s gross sales to AmerisourceBergen Corp were 15%, 30%, and 35% of total gross sales in 2010, 2009 and 2008, respectively. The Company’s gross sales to Cardinal Health were 23%, 19%, and 29% of total gross sales in 2010, 2009 and 2008, respectively. The Company’s gross sales to McKesson Corp. were 42%, 25%, and 19% of total gross sales in 2010, 2009 and 2008, respectively.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

able to distribute its products as planned. If the Company encounters delays or difficulties with contract manufacturers in producing this product, the sale of this product would be adversely affected.

Note 19—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of KRYSTEXXA, Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
	(In thousands, except per share data)
Revenues:
Product sales, net	$1,093	$1,085
Other revenues	—	3

	1,093	1,088

Cost and expenses:
Cost of goods sold	196	491
Research and development	6,330	12,763
Selling general and administrative	4,946	9,468

	11,472	22,722

Operating loss from continuing operations	(10,379)	(21,634)
Investment income (expense), net	18	(202)
Other income, net	2,065	(113)

Loss from continuing operations before income taxes	(8,296)	(21,949)
Income tax benefit	—	—

Net loss	$(8,296)	$(21,949)

Loss per common share:
Basic and diluted	$(0.13)	$(0.41)

Weighted-average number of common and common equivalent shares:
Basic and diluted.	66,359	53,983

	Quarter Ended June 30,
	2010	2009
	(In thousands, except per share data)
Revenues:
Product sales, net	$987	$679
Other revenues	—	1

	987	680

Cost and expenses:
Cost of goods sold	381	372
Research and development	7,233	11,638
Selling, general and administrative	4,553	7,397

	12,167	19,407

Operating loss from continuing operations	(11,180)	(18,727)
Investment income (expense), net	31	(27)
Other income, net	6,139	(36,055)

Loss from continuing operations before income taxes	(5,010)	(54,809)
Income tax benefit	—	—

Net loss	$(5,010)	$(54,809)

Loss per common share:
Basic and diluted	$(0.07)	$(0.92)

Weighted-average number of common and common equivalent shares:
Basic and diluted	66,906	59,594

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 30,
	2010	2009
	(In thousands, except per share data)
Revenues:
Product sales, net	$988	$328
Other revenues	—	—

	988	328

Cost and expenses:
Cost of goods sold	421	374
Research and development	8,958	17,670
Selling, general and administrative	7,265	8,538

	16,644	26,582

Operating loss from continuing operations	(15,656)	(26,254)
Investment income, net	33	502
Other income (expense), net	(43,729)	11,812

Loss from continuing operations before income taxes	(59,352)	(13,940)
Income tax benefit	—	(64)

Net loss	$(59,352)	$(13,876)

Loss per common share:
Basic and diluted	$(0.89)	$(0.23)

Weighted-average number of common and common equivalent shares:
Basic and diluted	67,047	60,922

	Quarter Ended December 31,
	2010	2009
	(In thousands, except per share data)
Revenues:
Product sales, net	$960	$864
Other revenues	—	—

	960	864

Cost and expenses:
Cost of goods sold	1,675	369
Research and development	9,837	9,655
Selling, general and administrative	8,217	5,387

	19,729	15,411

Operating loss from continuing operations	(18,769)	(14,547)
Investment income, net	34	16
Other income, net	18,275	12,305

Loss from continuing operations before income taxes	(460)	(2,226)
Income tax benefit	(9)	(2,007)

Net loss	$(451)	$(219)

Loss per common share:
Basic and diluted	$(0.01)	$—

Weighted-average number of common and common equivalent shares:
Basic and diluted	69,399	65,353

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Subsequent Event

In February 2011, the Company completed the sale of $230 million in aggregate principal amount of 4.75% Convertible Senior Notes due 2018. The aggregate principal amount of notes sold reflects the full exercise by the underwriters of their option to purchase the $30 million principal amount of notes to cover over-allotments. The notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The notes will mature on February 1, 2018.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2017 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in this prospectus) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock (and cash in lieu of any fractional share) or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will initially be 86.6739 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $11.54 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances and will pay to such holder any accrued and unpaid interest on the notes to but excluding the conversion date.

The Company may not redeem the notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or part of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the notes and equal in right of payment to the Company’s future unsecured indebtedness that is not so subordinated. The notes are effectively subordinated to all of its future secured indebtedness, to the extent of the assets securing any such indebtedness, and structurally subordinated to all liabilities of the Company’s subsidiaries, including trade payables.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The issue of the notes after December 31, 2010 will have an impact on both the Company’s balance sheet and statement of operations subsequent to December 31, 2010. Assuming the notes were issued on December 31, 2010, the balance sheet accounts that would have been affected are shown on a pro forma basis below:

(In thousands)	December 31, 2010 (as reported)	December 31, 2010 Pro Forma
Cash, cash equivalents	$44,791
Short-term investments	20,070

Cash, cash equivalents and short-term investments	$64,861	$287,361
4.75% convertible senior notes due February 2018, net of debt discount of $58.8 million (a)	—	171,214
Additional –paid-in-capital	364,139	422,924

(a)	The discount will be amortized into the statement of operations over seven years.

In January 2011, the Company settled an Internal Revenue Service examination for tax years 2006 through 2008 without incurring any additional tax liability. Certain tax attributes were adjusted in connection with the exam but the adjustments were not significant and will not have a material impact on the company’s financial statements.

In January 2011, the Company’s Board of Directors appointed John H. Johnson as the Company’s Chief Executive Officer and elected Mr. Johnson to serve as a member of its Board of Directors, both effective January 31, 2011. In February 2011, the Company appointed Louis Ferrari as Senior Vice President, North America Commercial.

SAVIENT PHARMACEUTICALS, INC.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for inventory obsolescence
2010	$1,257	$217	—	$(208)	$1,266
2009	$6,323	$88	$—	$(5,154)	$1,257
2008	$7,917	$409	(363)	$(1,640)	$6,323
Allowance for sales returns (1)
2010	1,033	(235)	—	(329)	469
2009	1,163	2,166	—	(2,296)	1,033
2008	905	2,848	—	(2,590)	1,163
Allowance for rebates (1)
2010	261	543	18	(527)	295
2009	643	374	126	(882)	261
2008	1,003	1,599	(28)	(1,931)	643
Allowance for doubtful accounts
2010	18	7	—	—	25
2009	2	16	—	—	18
2008	206	(160)	(49)	5	2
Valuation allowance—Deferred income taxes short-term
2010	3,263	(1,563)	—	—	1,700
2009	4,900	(1,637)	—	—	3,263
2008	4,981	(81)	—	—	4,900
Valuation allowance—Deferred income taxes long-term
2010	122,579	28,673	—	—	151,252
2009	81,918	40,661	—	—	122,579
2008	35,989	45,929	—	—	81,918
Restructuring Reserve
2010	492	155	—	(647)	—
2009	—	2,330	—	(1,838)	492
2008	—	—	—	—	—

(1)	Included within Other Current Liabilities in the Company’s consolidated balance sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a). Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b). Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in Item 8 of this Form 10-K and is incorporated herein by reference.

(c). Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d). Report of Independent Registered Accounting Firm

The report of the Company’s independent registered public accounting firm related to their assessment of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in Item 8 of this Form 10-K and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2011 Annual Meeting of Stockholders to be held on May 24, 2011 (our “2011 Proxy Statement”).

Information regarding our director nomination process, audit committee and audit committee financial expert as required by the SEC’s Regulation S-K 407(c)(3), 407(d)(4) and 407(d)(5) is set forth in our 2011 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers required under this Item is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2011 Proxy Statement and is incorporated herein by reference.

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

We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

Certain exhibits presented below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.4 through 10.11, 10.13 through 10.22, 10.28 through 10.35 and 10.39 through 10.42 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited between NED-INT Holdings Ltd, Akzo Nobel N.V. and the Company.*(2)

2.3	Share Purchase Agreement, dated March 23, 2005, between the Company and Ferring B.V.*(3)

2.4	Asset Purchase Agreement, dated March 23, 2005, between the Company and Ferring International Centre SA.*(3)

3.1	Certificate of Incorporation of the Company, as amended.*(4)

3.2	By-laws of the Company, as amended.*(5)

4.1	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(5)

4.2	Indenture, dated February 4, 2011, between the Company and U.S. Bank National Association, as trustee.*(26)

10.1	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)

10.2	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd. and the Chief Scientist with regard to certain projects.*(7)

10.3	Form of Indemnity Agreement between the Company and its directors and officers.*(8)

10.4	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)

10.5	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)

10.6	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)

10.7	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)

10.8	Savient Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan Amended and Restated as of May 23, 2006.*(11)

10.9	Bio-Technology General Corp. 2001 Stock Option Plan.*(12)

10.10	Employment Agreement, dated as of May 14, 2002, by and between the Company and Christopher Clement.*(13)

10.11	Employment Agreement, dated as of March 24, 2003, by and between the Company and Zebulun D. Horowitz, M.D.*(14)

10.12	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and the Company, as amended.*(15)

Exhibit No.	Description

10.13	Employment Agreement, dated as of May 28, 2004, between the Company and Philip K. Yachmetz.*(16)

10.14	Employment Agreement, dated as of February 15, 2006, by and between the Company and Robert Lamm.*(17)

10.15	Amendment, dated February 15, 2006, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.*(17)

10.16	Amendment, dated July 12, 2004, to Employment Agreement dated May 14, 2002 by and between the Company and Christopher Clement.*(17)

10.17	Amendment, dated December 7, 2006, to Employment Agreement dated as of March 24, 2003 by and between the Company and Zebulun D. Horowitz, M.D.*(18)

10.18	Form of Savient Pharmaceuticals, Inc. Senior Management Incentive Stock Option Agreement.*(18)

10.19	Form of Savient Pharmaceuticals, Inc. Senior Management Non-Qualified Stock Agreement.*(18)

10.20	Form of Savient Pharmaceuticals, Inc. Senior Management Restricted Stock Agreement.*(18)

10.21	Form of Savient Pharmaceuticals, Inc. Senior Management Performance Share Agreement.*(18)

10.22	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Agreement.*(18)

10.23++	License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University, and the Company, as amended on November 12, 2001.*(18)

10.24++	Supply Agreement, dated as of June 12, 2006, by and between Watson Pharma Inc. and the Company.*(18)

10.25++	Commercial Supply Agreement, dated October 16, 2008, by and between Enzon Pharmaceuticals, Inc. and the Company.*(19)

10.26++	Commercial Supply Agreement, dated March 20, 2007, between the Company and Bio-Technology General (Israel) Ltd.*(20)

10.27++	Supply Agreement, dated May 23, 2007, between the Company and NOF Corporation.*(20)

10.28	Amendment, dated December 19, 2008, to Employment Agreement dated March 23, 2006, by and between the Company and Paul Hamelin, as amended.*(21)

10.29	Amendment, dated February 15, 2008, to Employment Agreement dated March 23, 2006 by and between the Company and Paul Hamelin.* (22)

10.30	Amendment, dated February 15, 2008, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.* (22)

10.31	Amendment, dated February 15, 2008, to Employment Agreement dated March 23, 2003 by and between the Company and Zebulun D. Horowitz, M.D.* (22)

10.32	Amendment, dated February 15, 2008, to Employment Agreement dated May 14, 2002 by and between the Company and Christopher Clement.* (22)

10.33	Amendment, dated February 15, 2008, to Employment Agreement dated July 5, 2006 by and between the Company and Brian Hayden.* (22)

10.34	Amendment, dated February 15, 2008, to Employment Agreement dated February 15, 2006 by and between the Company and Robert Lamm.* (22)

10.35	Amended and Restated Employment Agreement dated February 12, 2009 by and between the Company and David Gionco.* (23)

Exhibit No.	Description

10.36	Consulting Services Agreement between the Company and Lee S. Simon, MD.* (24)

10.37	Form of Subscription Agreement executed in connection with the Company’s April 2009 registered direct offering.* (25)

10.38	Form of Warrant issued in connection with the Company’s April 2009 registered direct offering.* (25)

10.39	Savient Pharmaceuticals, Inc. 2004 Incentive Plan.*(27)

10.40	Employment Agreement, dated as of May 23, 2006, between the Company and Paul Hamelin.*(28)

10.41	Employment Agreement, effective as of January 24, 2011, by and between the Company and John H. Johnson.*(29)

10.42	Employment Agreement, effective as of February 7, 2011, by and between the Company and Lou Ferrari.

21.1	Subsidiaries of the Company.

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

++	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.
*	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the following documents:
(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.
(2)	Company’s Current Report on Form 8-K, dated September 30, 2002.
(3)	Company’s Current Report on Form 8-K, dated March 23, 2005.
(4)	Registration Statement on Form S-3 (File No. 333-146257).
(5)	Company’s Current Report on Form 8-K, dated October 9, 1998.
(6)	Registration Statement on Form S-1 (File No. 2-84690).
(7)	Registration Statement on Form S-1 (File No. 033-02597).
(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(13)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(14)	Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(16)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(17)	Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(18)	Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(19)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(20)	Company’s Current Report on Form 8-K, filed February 10, 2009.
(21)	Company’s Current Report on Form 8-K, dated December 29, 2008.
(22)	Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(23)	Company’s Current Report on Form 8-K, dated February 19, 2009.
(24)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(25)	Company’s Current Report on Form 8-K, dated April 2, 2009.
(26)	Company’s Current Report on Form 8-K, dated February 4, 2011.
(27)	Company’s Proxy Statement on Schedule 14A, dated June 14, 2004.
(28)	Company’s Current Report on Form 8-K , dated May 25, 2006.
(29)	Company’s Current Report on Form 8-K, dated January 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC. (Registrant)

BY:	/s/ JOHN JOHNSON
John Johnson
Chief Executive Officer

March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN JOHNSON John Johnson	Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/S/ HERBERT CONRAD Herbert Conrad	Director	March 1, 2011

/S/ GINGER D. CONSTANTINE Ginger D. Constantine	Director	March 1, 2011

/S/ ALAN L. HELLER Alan L. Heller	Director	March 1, 2011

/S/ STEPHEN O. JAEGER Stephen O. Jaeger	Director	March 1, 2011

/S/ JOSEPH KLEIN III Joseph Klein III	Director	March 1, 2011

/S/ LEE S. SIMON , M.D. Lee S. Simon, M.D.	Director	March 1, 2011

/S/ VIRGIL THOMPSON Virgil Thompson	Director	March 1, 2011

/S/ DAVID G. GIONCO David G. Gionco	Group Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2011