Form 10-Q
period 2011-03-31
SAVIENT PHARMACEUTICALS INC
filed 2011-05-10
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-15313

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of May 5, 2011 was 71,039,000.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$238,458	$44,791
Short-term investments	29,549	20,070
Accounts receivable, net	1,377	909
Inventories, net	5,372	3,140
Prepaid expenses and other current assets	3,193	2,415

Total current assets	277,949	71,325

Deferred income taxes, net	—	4,200
Property and equipment, net	740	809
Deferred financing costs, net	4,491	—
Other assets (including restricted cash)	1,282	1,284

Total assets	$284,462	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,168	$1,601
Deferred revenues	294	428
Deferred income taxes	16,825	—
Other current liabilities	18,009	16,023

Total current liabilities	37,296	18,052

Convertible notes, net of discount of $58,829	171,171	—
Other liabilities	3,410	10,299
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 71,032,000 issued and outstanding at March 31, 2011 and 70,259,000 shares issued and outstanding at December 31, 2010	710	703
Additional paid-in-capital	400,980	364,139
Accumulated deficit	(329,106)	(315,576)
Accumulated other comprehensive income	1	1

Total stockholders’ equity	72,585	49,267

Total liabilities and stockholders’ equity	$284,462	$77,618

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales, net	$1,290	$1,093

Cost and expenses:
Cost of goods sold	416	196
Research and development	3,728	6,330
Selling, general and administrative	16,637	4,946

	20,781	11,472

Operating loss	(19,491)	(10,379)
Interest expense on convertible notes	(3,111)	—
Investment income, net	30	18
Other income, net	1,632	2,065

Loss before income taxes	(20,940)	(8,296)
Income tax benefit	7,410	—

Net loss	$(13,530)	$(8,296)

Loss per common share:
Basic and diluted	$(0.19)	$(0.13)

Weighted-average number of common and common equivalent shares:
Basic and diluted	69,995	66,359

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2010	70,259	$703	$364,139	$(315,576)	$ 1	$49,267

Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(13,530)	—	(13,530)

Total comprehensive loss	—	—	—	—	—	(13,530)

Restricted stock grants	763	7	(7)	—	—	—
Amortization of deferred compensation	—	—	593	—	—	593
Forfeiture of restricted stock grants	(15)	—	—	—	—	—
Exercise of stock options	15	—	80	—	—	80
Issuance of common stock	10	—	85	—	—	85
ESPP compensation expense	—	—	57	—	—	57
Stock option compensation expense	—	—	1,018	—	—	1,018
Convertible note conversion option, net of tax of $23,335	—	—	35,015	—	—	35,015

Balance March 31, 2011	71,032	$710	$400,980	$(329,106)	$ 1	$72,585

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(13,530)	$(8,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	115
Amortization of discount on convertible notes	1,435
Change in valuation of warrant liability	—	(2,127)
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	593	564
Amortization of deferred financing costs	128	—
Unrecognized tax benefit liability	(6,872)	65
Deferred income taxes	(2,310)	—
Stock compensation expense	1,075	932
Changes in:
Accounts receivable, net	(468)	(706)
Inventories, net	(2,232)	(134)
Recoverable income taxes	—	2,006
Prepaid expenses and other current assets	(8)	212
Accounts payable	567	(6,574)
Other current liabilities	1,986	(417)
Deferred revenues	(134)	450

Net cash used in operating activities	(19,672)	(13,910)

Cash flows from investing activities:

Purchases of held-to-maturity securities (investments—short-term)	(9,479)	(15,728)
Purchases of held-to-maturity securities (investments—long-term)	—	(393)
Capital expenditures	(29)	(22)
Changes in other long-term assets	2	2

Net cash used in investing activities	(9,506)	(16,141)

Cash flows from financing activities:

Proceeds from issuance of common stock	165	1,110
Proceeds from issuance of convertible notes, net of expenses	222,697	—
Changes in other long-term liabilities	(17)	(5)

Net cash provided by financing activities	222,845	1,105

Net increase (decrease) in cash and cash equivalents	193,667	(28,946)
Cash and cash equivalents at beginning of period	44,791	108,172

Cash and cash equivalents at end of period	$238,458	$79,226

Supplementary Information

Other information:
Income tax paid	$—	$—
Interest paid	$6	$4

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements at that date and does not include all of the information and notes required by GAAP for complete financial statements. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Investments

The Company classifies investments as “available-for-sale securities,” “held-to-maturity securities” or “trading securities.” Investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity securities. Investments not classified as trading securities or held-to-maturity securities are considered to be available-for-sale securities. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity and are not reflected in the consolidated statements of operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary (“OTT”).

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value. These reserves are determined based on estimates.

Convertible debt

The debt and equity components of our convertible debt instruments are bifurcated and accounted for separately. The debt component of the convertible notes, which excludes the associated equity conversion feature, is recorded at fair value as of the issuance date. The equity component, representing the difference between the amount allocated to the debt component and the proceeds received upon issuance of the debt, is recorded in additional paid-in-capital in the Consolidated Balance Sheets. The carrying value of the convertible notes resulting from bifurcation is subsequently accreted back to its principal amount through the recognition of non-cash interest expense. See Note 14 to the consolidated financial statements for more details.

Deferred Financing Costs, net

The Company incurred $7.3 million in financing costs related to the issuance of $230 million principal amount of 4.75% Convertible Senior Notes (“the 2018 Convertible Notes”) due on February 1, 2018, which is allocated to the debt and equity components of the Company’s convertible debt instruments. The Company allocated $5.4 million to the debt component and recorded it as deferred finance cost. The Company allocated the remaining $1.9 million to the equity component and recorded it against additional paid-in-capital. As of March 31, 2011, the Company had $5.3 million of net deferred financing costs recorded on the consolidated balance sheets, $4.5 million of which was recorded as a long-term asset. These costs are being amortized using the effective interest rate method over the expected period that the 2018 Convertible Notes are outstanding.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 2—Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The Company does not expect ASU 2010-29 to have an effect on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The Company does not expect ASU 2010-28 to have an effect on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. These statutes impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company does not expect ASU 2010-27 to have a material effect on its consolidated financial statements.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The following table presents the Company’s cash and cash equivalents, and investments and including the hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2011:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$12,012	$12,012	$12,012	$12,012	$—	$—
Certificates of deposit	1,555	1,552	—	—	—	—
Money market funds	224,891	224,891	224,891	224,891	—	—

Total cash and cash equivalents	238,458	238,455	236,903	236,903	—	—
Short-term investments (available-for-sale):
Equity securities	1	1	1	—	1	—
Short-term investments (held-to-maturity):
Certificates of deposit	29,548	29,463	—	—	—	—

Total short-term investments	29,549	29,464	1	—	1	—

Total cash and cash equivalents and short-term investments	268,007	267,919	236,904	236,903	1	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,280	1,280	—	—	—	—

Total long-term investments	1,280	1,280	—	—	—	—

Total	$269,287	$269,199	$236,904	$236,903	$1	$—

The debt component of the 2018 Convertible Notes was recorded at fair value as of the issuance date of February 4, 2011 of $169.8 million based on a Level 3 input. The carrying value of the notes is subsequently accreted back to its principal amount through the recognition of amortization expense. The carrying amount of the notes as of March 31, 2011 of $171.2 million includes amortization expense subsequent to the issuance date of $1.4 million. See Note 14 to the consolidated financial statements for more details.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 4—Investments

As of March 31, 2011 and December 31, 2010, the Company held no trading securities, and available-for-sale and held-to-maturity securities consisted of the following:

	March 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$—	$1

Total available-for-sale securities	—	1	—	1

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	32,383	—	(88)	32,295

Total held-to-maturity securities	32,383	—	(88)	32,295

Total	$32,383	$1	$(88)	$32,296

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$—	$1

Total available-for-sale securities	—	1	—	1

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	21,350	—	(1)	21,349

Total held-to-maturity securities	21,350	—	(1)	21,349

Total	$21,350	$1	$(1)	$21,350

(1)	Short-term investments at March 31, 2011 and December 31, 2010 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	March 31, 2011		December 31, 2010
	Available- for-sale securities:	Held-to- maturity securities:	Available- for-sale securities	Held-to- maturity securities:
	(In thousands)
Short-term investments	$1	$31,103	$1	$20,070

Other long-term assets (including investments and restricted cash)	—	1,280	—	1,280

	$1	$32,383	$1	$21,350

As of March 31, 2011, the Company’s available-for-sale and held-to-maturity securities had the following maturity dates:

	March 31, 2011
	Available- for-sale securities	Held-to- maturity securities
	(In thousands)
One-year or less	$—	$32,383
Over one-year to five years	—	—
Over five years to ten years	—	—
More than ten years	—	—
Equity securities	1	—

Total	$1	$32,383

Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities.

As of March 31, 2011 and December 31, 2010, there was $0 and $2,000 net unrealized loss, respectively, included in accumulated other comprehensive income, net of taxes.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the three months ended March 31, 2011 and 2010 were as follows:

March 31,
	2011	2010
(In thousands)
Proceeds	$—	$—
Gross realized investment gains	$—	$—
Gross realized investment losses	$—	$—

The specific identification method was used to determine the cost of the sold securities.

Note 5—Inventories

At March 31, 2011 and December 31, 2010, inventories at cost, net of reserves, were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Raw materials	$888	$888
Work-in-progress	4,943	2,605
Finished goods	807	913

Inventory at cost	6,638	4,406
Inventory reserves	(1,266)	(1,266)

Total	$5,372	$3,140

An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based on estimates of expected sales demand for the Company’s products which include Oxandrin® and oxandrolone.

Note 6—Property and Equipment, Net

Property and equipment, net at March 31, 2011 and December 31, 2010 is summarized below:

	March 31, 2011	December 31, 2010
	(In thousands)
Office equipment	$2,657	$2,628
Office equipment—capital leases	332	332
Leasehold improvements	1,546	1,546

	4,535	4,506
Accumulated depreciation and amortization	(3,795)	(3,697)

Total	$740	$809

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended March 31, 2011 and 2010, respectively.

Capital lease obligations associated with capital lease office equipment are included in Other Current Liabilities and non-current Other Liabilities. See Note 13 to the consolidated financial statements for more details.

Note 7—Revenue Recognition

The Company generates revenue from product sales. Revenue is not recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the Company’s price is fixed and determinable, and (iv) collectability is reasonably assured.

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

Given the Company’s limited sales history for KRYSTEXXA® (pegloticase), coupled with the products’ new entry into its market, the Company is currently unable to reasonably estimate future product returns. Therefore, the Company has determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, the Company invoices the specialty distributor and records deferred revenue equal to the gross invoice price. The Company then recognizes revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty distributors to their customers, including doctors and infusion suites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. The Company also expects to sell KRYSTEXXA to wholesalers whereby the Company will drop ship the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, the Company plans on recording revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

Oxandrin product sales are generally recognized when title to the product has transferred to the Company’s customer in accordance with the terms of the sale. The Company ships its authorized generic oxandrolone product to its distributor and accounts for these shipments on a consignment basis until product is sold into the retail market. The Company defers recognition of revenue related to these shipments until it confirms that the product has been sold into the retail market and all other revenue recognition criteria have been met.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, other rebates, discounts, and distribution fees.

Allowance for returns

The Company’s product sales in the United States are primarily composed of sales of KRYSTEXXA, Oxandrin and its authorized generic oxandrolone product. In general, the Company provides credit for product returns for KRYSTEXXA that are returned six months after the product expiration date. Additionally, the Company provides credit for product returns for Oxandrin and generic oxandrolone that are returned six months prior to and up to 12 months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators.

The allowance for product returns at March 31, 2011 and December 31, 2010 was $0.8 million and $0.5 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System, commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at March 31, 2011 and December 31, 2010 was $0.1 million and $0.3 million, respectively. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

Commercial discounts

The Company sells directly to drug wholesalers and specialty distributors. Terms of these sales vary, but generally provide for invoice discounts for prompt payment to drug wholesalers only. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotion and pricing incentives.

Distribution fees

The Company has a distribution arrangement with a third-party logistics provider which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees as incurred associated with wholesaler distribution services from its three largest wholesaler customers and its four specialty distributors.

Note 8—Research and Development

Research and development costs are expensed as incurred and include salaries and benefits, stock-based compensation, and costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials.

Manufacturing costs are a significant component of research and development expenses and includes costs associated with third-party contractors for validation batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. The Company previously recorded these manufacturing-related expenses, as research and development as incurred because these costs do not meet the definition of an inventory asset. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. Following regulatory approval by the U.S. Food and Drug Administration (“FDA”) of KRYSTEXXA, the Company is capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs meet the definition of an inventory asset. The Company will continue to record as research and development expenses those manufacturing costs incurred at third parties that the Company is in the process of qualifying as secondary source suppliers of pegloticase drug substance, or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA.

Clinical trial cost is another significant component of research and development expenses. Most of the Company’s clinical studies are performed by third-party contract research organizations (“CROs”). The Company accrues costs for clinical studies performed by CROs that are milestone or event driven in nature and based on reports and invoices submitted by the CRO. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical sites, investigators, testing facilities and patients for participating in the Company’s clinical trials.

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. As a result of the FDA approval of KRYSTEXXA for marketing in the United States, the Company now defers and capitalizes all future fees incurred to reserve manufacturing capacity at its third-party service providers. The Company had no deferred research and development costs as of March 31, 2011 or December 31, 2010, respectively, and had no amortization expense for the three months ended March 31, 2011 and 2010, respectively, based on services performed.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company’s basic and diluted weighted-average number of common shares outstanding as of March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Basic	69,995	66,359
Incremental common stock equivalents	—	—

Diluted	69,995	66,359

At March 31, 2011 and 2010, all in-the-money stock options, unvested restricted stock and warrants were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

Note 10—Stockholder’s Equity

In February 2011, the Company issued $230 million principal amount of convertible notes (the “2018 Convertible Notes”) at par that become due on February 1, 2018. As part of the accounting for the convertible notes, the Company bifurcated the conversion feature and recorded $35.0 million to additional paid-in-capital, net of a deferred tax liability of $23.3 million as well as equity issuance cost of $1.9 million. See Note 14 to the consolidated financial statements for more details.

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

During the three months ended March 31, 2010, the Company recorded income of $2.1 million within Other Income, net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants, prior to being exercised.

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

In 2004, the Company adopted its 2004 Incentive Plan which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee of the Company’s Board of Directors to award stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation, in addition to stock options. Under this plan, 156,000 shares remain available for future grant at March 31, 2011.

Total compensation cost that has been charged against income related to the above plans was $1.6 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. The exercise of stock options and the vesting of restricted stock during the three months ended March 31, 2011 and 2010 generated an income tax deduction of approximately $1.1 million and $2.3 million, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Research and development	$323	$581
Selling, general and administrative	1,288	791

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,611	$1,372

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

During the three months ended March 31, 2011, the Company awarded to employees options to purchase an aggregate of approximately 1.3 million shares of common stock. The weighted-average key assumptions used in determining the fair value of options granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Weighted-average volatility	83%	80%
Weighted-average risk-free interest rate	2.6%	3.0%
Weighted-average expected term in years	3.8	6.3
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$5.94	$10.08

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

During the three months ended March 31, 2011 and 2010, the Company issued 14,500 shares and 158,000 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $0.1 million and $1.0 million, respectively. For the three months ended March 31, 2011 and 2010, approximately $0.9 million and $0.8 million, respectively, of stock option compensation cost was charged against income. As of March 31, 2011, there was $6.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock option activity during the three months ended March 31, 2011, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2010	2,183	$8.13	7.13	$8,710
Granted	1,339	9.88	—	—
Exercised	(15)	5.55	—	—
Cancelled	(13)	6.99	—	—

Outstanding at March 31, 2011	3,494	$8.82	7.87	$8,888

Exercisable at March 31, 2011	1,526	$8.21	5.96	$5,658

The weighted-average grant date per share fair value for options granted during the three months ended March 31, 2011 and 2010 was $5.94 and $10.08, respectively. The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the three months ended March 31, 2011 was approximately $0.1 million. The closing price per share of the Company’s common stock was $10.60 and $14.45 on March 31, 2011 and 2010, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Stock Options that Contain Performance and Market-Based Conditions

Performance or Market Conditions

During the three months ended March 31, 2011, the Company recorded $0.1 million compensation expense related to the vesting of stock option awards to senior management personnel and a consultant acting in a senior management role that contained performance or market conditions, the vesting of which was contingent upon the achievement of various specific strategic objectives by March 31, 2011. At March 31, 2011, approximately 365,000 potential option shares with performance or market conditions remain unvested.

During the three months ended March 31, 2011, the Company granted 350,000 stock options that may potentially vest with performance or market conditions that were only established after March 31, 2011. Since the performance conditions were not established by the end of the quarter, these awards are not treated as grants that occurred during the three months ended March 31, 2011. These stock option awards with performance or market conditions encompass performance targets set for senior management personnel through 2013 and could result in approximately $1.8 million of additional compensation expense if the performance targets are met or expected to be attained.

The weighted-average key assumptions used in determining the fair value of stock option awards with performance or market conditions granted during the quarter ended March 31, 2011 were as follows:

Three Months Ended March 31,
2011
Weighted-average volatility	83%
Weighted-average risk-free interest rate	2.5%
Weighted-average expected term in years	3.1
Dividend yield	0.0%
Weighted-average grant date fair value	$5.24

A summary of the status of the Company’s non-vested stock option awards that contain performance or market conditions as of December 31, 2010 and changes during the three months ended March 31, 2011, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Non-vested at December 31, 2010	15	$8.43
Granted	350	5.24
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2011	365	$5.37

The weighted-average grant date per share fair value for stock option awards that contain performance or market conditions granted during the three months ended March 31, 2011 was $5.24. During the three months ended March 31, 2011, no stock options containing performance or market conditions vested.

Restricted Stock

The Company grants restricted stock and restricted stock unit (“RSU”) awards to its employees and to its directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one-year and thirty-one days. Compensation cost for restricted stock and RSU awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the three-months ended March 31, 2011, the Company issued 463,000 shares of restricted stock amounting to $4.4 million in total aggregate fair market value. For both three-month periods ended March 31, 2011 and 2010, approximately $0.6 million of deferred restricted stock compensation cost was charged against income. At March 31, 2011, approximately 657,000 shares remained unvested and there was approximately $5.5 million of unrecognized compensation cost related to restricted stock and RSUs.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

A summary of the status of the Company’s unvested restricted stock and RSUs as of December 31, 2010 and changes during the three months ended March 31, 2011, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2010	315	$11.56
Granted	463	9.49
Vested	(106)	12.36
Forfeited	(15)	9.93

Unvested at March 31, 2011	657	$10.01

The weighted-average grant date fair value for restricted stock awards granted during the three months ended March 31, 2011 and 2010 was $9.49 and $14.01 per share, respectively. The total grant date fair value of restricted shares vested during the three months ended March 31, 2011 and 2010, was $1.3 million and $1.0 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

During the three months ended March 31, 2011 and 2010, the Company recorded $9,000 and $25,000, respectively, of compensation expense related to restricted stock awards that contain performance or market conditions. At March 31, 2011, approximately 39,000 shares of restricted stock awards with performance or market conditions that were awarded in 2009 and 2008 remain unvested, and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be attained.

During the three months ended March 31, 2011, the Company granted 300,000 shares of restricted stock that that may potentially vest with performance or market conditions that were only established after March 31, 2011. Since the performance conditions were not established by the end of the quarter, these awards are not treated as grants that occurred during the three months ended March 31, 2011. These restricted stock awards with performance or market conditions encompass performance targets set for senior management personnel through 2013 and could result in approximately $2.8 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2010 and changes during the three months ended March 31, 2011, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2010	39	$19.37
Granted	300	9.23
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2011	339	$10.40

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Employee Stock Purchase Plan

In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For both of the three-month periods ended March 31, 2011 and 2010, approximately $0.1 million of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 12—Other Current Liabilities

The components of Other Current Liabilities at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Manufacturing and technology transfer services	$4,436	$5,076
Selling and marketing expense accrual	2,282	1,317
Salaries and related expenses	2,017	2,460
Accrued interest – convertible notes	1,676	—
Severance	—	271
Legal and professional fees	1,416	1,691
Accrued insurance	1,039	—
Accrued interest – tax	962	962
Allowance for product returns	817	469
Accrued taxes	768	733
Returned product liability	648	679
Sales force recruiting	119	412
Allowance for product rebates	107	318
Clinical research organization expenses	93	687
Other	1,629	948

Total	$18,009	$16,023

Note 13—Other Liabilities

The components of Other Liabilities at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Unrecognized tax benefit (1)	$3,389	$10,261
Capital leases	21	38

Total	$3,410	$10,299

(1)	See Note 15 to the Company’s consolidated financial statements for further discussion of unrecognized tax benefits.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 14—Convertible Notes

2018 Convertible Notes

In February 2011, the Company issued the 2018 Convertible Notes at par that become due on February 1, 2018. The Company received cash proceeds from the sale of the notes of $222.7 million, net of expenses. The aggregate principal amount of the notes sold reflects the full exercise by the underwriters of their option to purchase $30 million principal amount of notes to cover over-allotments. The notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $11.54 per share. The Company may not redeem the notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or part of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. This conversion rate will be adjusted if the Company makes specified types of distributions or enter into certain other transactions with respect to the Company’s common stock.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after March 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. As of March 31, 2011, the 2018 Convertible Notes were not convertible.

As required for cash settled Convertible Notes, the debt and equity components of the 2018 Convertible Notes were bifurcated and accounted for separately. While the 2018 Convertible Notes are outstanding, their discounted carrying values resulting from the bifurcation are accreted back to their principal amounts over periods that end on the scheduled maturity dates, resulting in the recognition of non-cash interest expense. After giving effect to this bifurcation, the effective interest rate on the 2018 Convertible Notes is 12.75%. For the three months ended March 31, 2011, total interest expense for the 2018 Convertible Notes was $3.1 million, consisting of $1.7 million of accrued interest based upon the 4.75% coupon rate coupled with $1.4 million of non-cash interest expense related to the amortization of the discount on the notes.

The principal balance, unamortized discount and net carrying amount of the liability components and the equity components of the 2018 Convertible Notes was as follows as of March 31, 2011 (In thousands):

	Liability component			Equity component
March 31, 2011	Principal balance	Unamortized discount	Net carrying amount	Net carrying Amount

2018 Convertible Notes	$230,000	$58,829	$171,171	$35,015

Debt Discount

The accretion of debt discount expected to be included in the Company’s consolidated financial statements is as follows for each of the following calendar years:

2018 Convertible Notes	(In thousands)
2011	$7,892
2012	$8,609
2013	$8,609
2014	$8,609
2015	$8,609
Thereafter	$17,936

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Financing Costs

Deferred financing costs are amortized to interest expense over the life of the debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $0.1 million for the three months ended March 31, 2011.

Note 15—Income Taxes

The Company recorded an income tax benefit of $7.4 million for the three months ended March 31, 2011. This benefit was partially the result of a reduction in a liability for unrecognized tax benefit of $3.6 million which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $3.8 million of income tax benefit is the result of a book/tax basis difference related to the Convertible Notes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible notes were bifurcated into debt and equity components for accounting purposes. As a result, the company recorded a discount in equity which creates a book carrying value that differs from the tax basis, since tax regulations do not recognize the beneficial conversion feature as an equity element. This basis difference creates a deferred tax liability, ASC 740-10 allows the company to treat the deferred tax liability as a source of future taxable income and the company is able to benefit a portion of its current year net operating loss for the offset of this deferred tax liability.

(in thousands)
Deferred tax liability set-up related to the convertible notes (net of finance costs)	$(23,335)
Decrease in valuation allowance allowing an income tax benefit on current year net operating losses	$3,810
Net deferred tax asset reserved for by a liability for unrecognized tax benefits	$2,700

Net deferred tax liability on consolidated balance sheet	$(16,825)

The total amount of federal, state and local unrecognized tax benefits was $3.4 million at March 31, 2011 and $10.2 million at December 31, 2010, including accrued penalties and interest. The decrease of $6.8 million in the Company’s liability for unrecognized tax benefits from December 31, 2010 to March 31, 2011 is primarily the result of a recently completed state tax audit during the first quarter of 2011. The Company also decreased a portion of its liability for unrecognized tax benefits due to a change in estimate resulting from a recently settled federal tax audit during the first quarter of 2011.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Other Income, net, in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. Since adopting ASC 740-10, Income Taxes, the Company has recorded a decrease in liability of approximately $9,000 and $28,000 for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued liability for interest and penalties for unrecognized tax benefits decreased by $1.2 million and $0.5 million during the three months ended March 31, 2011, respectively, with a corresponding $1.7 million increase recorded to Other Income, Net, within the Companies Statement of Operations for the three months ended March 31, 2011. The decrease in interest and penalty is primarily the result of a recently completed state tax audit during the first quarter of 2011.

The Company has filed income tax returns in the United States and various state jurisdictions for all tax years through 2010. In January 2011, the Company settled the 2006 through 2008 examination by the Internal Revenue Service for no additional liability, although certain tax attributes were adjusted (i.e. NOL carryforwards, Orphan Drug Credit carryforward and Capital Loss carryforwards). However the net results of these adjustments were not material to the company’s financial statements.

State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. In March 2011, the Company settled the examination with the State of New Jersey for an immaterial amount of sales and use tax liability which included interest and penalty expense. The examination encompassed the review of the 2005 through 2008 corporate income tax, the 2007 through 2009 gross employer tax and the April 2006 through March 2010 sales and use tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized.

At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at March 31, 2011, the Company had a valuation allowance against its deferred income tax assets except for the portion of the deferred tax asset that the Company expects to benefit in the current year of $3.8 million and for the deferred income tax assets of $2.7 million that were offset by an unrecognized tax benefit reserve. As of December 31, 2010, the Company had a valuation allowance against its deferred income tax assets except for the deferred tax assets of $4.2 million that were offset by an unrecognized tax benefit reserve.

As of March 31, 2011 and December 31, 2010, $2.7 million and $4.2 million of the net deferred tax assets remaining were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 16—Commitments and Contingencies

Commitments

The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at March, 2011 and December 31, 2010. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense from continuing operations was approximately $0.5 million, for the three-month periods ended March 31, 2011 and 2010, respectively. Rent expense is presented net of the sublease arrangement, within Research and Development and Selling, General and Administrative expense in the consolidated statement of operations for the three-month periods ended March 31, 2011 and 2010.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following calendar years are:

(In thousands)
2011	$1,412
2012	$1,872
2013	$467
2014	$—

At March 31, 2011, the Company had employment agreements with five senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.0 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

In 2007, the Company entered into commercial supply and development agreements with Bio-Technology General (Israel) Ltd, (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to the Company’s biologics license application (“BLA”) for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA and the Company is obligated to purchase from BTG at least 80% of its worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company’s reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers its KRYSTEXXA requirements that exceed BTG’s capacity. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of March 31, 2011, based on the Company’s latest forecast, the Company expected to purchase an aggregate of approximately $7.4 million of pegloticase drug substance over the following 12 months. During 2008, the Company paid to BTG non-refundable fees of $2.2 million to reserve manufacturing capacity relating to the Company’s potential future orders of pegloticase drug substance. The Company recorded these capacity reservation fees, which may be credited as a discount against future orders of pegloticase drug substance, as research and development expenses as they were incurred. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

In 2007, the Company entered into a services agreement with Fujifilm Diosynth Biotechnologies USA LLC (“Fujifilm”), pursuant to which Fujifilm is preparing to serve as the Company’s secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, the Company entered into a revised services agreement with Fujifilm, pursuant to which the Company delayed the 2009 conformance batch production campaign until 2010. During the three months ended March 31, 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated during the three months ended December 31, 2010. The Company and Fujifilm are currently in contract amendment negotiations, subject to which the Company expects Fujifilm’s conformance batch production to re-start later in 2011 and expects the additional costs associated with its re-execution campaign to range between $7 million and $11 million. The timing of the conformance batch production and the expected campaign cost will be dependent on the Company reaching a satisfactory amendment to the service agreement. During 2009, the Company paid to Fujifilm non-refundable fees of $2.0 million to reserve manufacturing capacity relating to the Company’s potential future orders of pegloticase drug substance. The Company recorded these capacity reservation fees, which were credited as a discount against past orders, as research and development expenses as they were incurred. The Company recorded the fees for capacity reservation, idle and down-time and other technology transfer services rendered by Fujifilm as research and development expenses as they were incurred. Either the Company or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon 45 days advance notice. If the Company terminates the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, the Company must pay Fujifilm a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of March 31, 2011, based on current forecasts, the Company expected to purchase mPEG-NPC at an aggregate cost of approximately $1.2 million over the following 12 months. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

In 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010), which replaced its 2006 service agreement with Sigma-Tau. Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, the Company agreed that once KRYSTEXXA received FDA marketing approval from the FDA, the Company would purchase from Sigma-Tau, product support services. As of March 31, 2011, the Company expected to purchase from Sigma-Tau support services at an aggregate cost of approximately $1.7 million over the next 12 months. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma-Tau a fee. Under the agreement, the Company is also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. During the three months ended March 31, 2011 and 2010, the Company did not incur any capacity reservation fees. The Company recorded this capacity reservation fee as research and development expenses as incurred. Either the Company or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s anniversary date of the agreement. If the Company terminates the agreement, it would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either the Company or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party. The Company believes that its current arrangements for the supply of clinical and commercial quantities of pegloticase drug substance and finished form KRYSTEXXA will be adequate to complete its clinical development program and to satisfy its currently forecasted commercial requirements of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The Company is a party to an exclusive royalty bearing license agreement with Mountain View Pharmaceuticals (“MVP”) and Duke University (“Duke”), originally entered into in 1997 and amended in 2001, granting the Company rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, the Company also has the exclusive license to the trademark Puricase®, which is a registered trademark of MVP and was available for potential use as the proprietary name of the product candidate the Company now refers to as KRYSTEXXA. However, if the Company elects not to use the trademark Puricase, or if the Company otherwise fails to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then MVP would retain all rights to use the trademark Puricase. Under the agreement, the Company is required to use best efforts to bring to market and diligently market products that use the licensed technology. The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by the Company or its sub-licensees. Under the agreement, the Company is also required to pay royalties of 20% on any revenues or other consideration it receives from sub-licensees during any quarter. During the year ended December 31, 2010, the Company made aggregate milestone payments of approximately $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States which was one of the five major global markets identified in the agreement. The Company is also required to pay up to an aggregate of approximately $1.8 million to MVP and Duke if it successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. As of March 31, 2011, the Company had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The Company may terminate this agreement in one or more countries with six months prior notice, and it may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either the Company or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement for the other party’s bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to the Company with respect to the terminated countries under the agreement, including regulatory applications and pre-clinical and clinical data, revert to MVP and Duke and the Company is permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

The Company has received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by the Company’s former subsidiary, BTG, and upon the Company’s divestiture of BTG to Ferring, it agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. The Company’s aggregate principal repayment obligation plus interest to OCS and BIRD, if it manufactures more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.2 million and $9.2 million at March 31, 2011.

Contingencies

In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. In May 2010, the Company attended an appeals conference with the Conference and Appeals Branch of the New Jersey Division of Taxation to discuss its case in contesting the Sales & Use Tax assessment. After discussions with the New Jersey appellate division, the Company’s appeal was denied. The previous assessment of $1.2 million was increased by $0.5 million to $1.7 million reflecting additional interest and penalties. The Company filed a timely appeal with the New Jersey Tax Court to continue the appeal process on December 13, 2010.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

In 2007, Joseph R. Berger filed a complaint against the Company in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between the Company and Berger, which Berger alleges the Company breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, Savient filed a motion for summary judgment on Berger’s claims and, thereafter, Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the court issued an order granting the Company’s motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which Savient filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which will extend through the fall of 2010 before the Court determines the best manner to proceed in making its decision. Berger filed his Appeal Brief on May 10, 2010 and the Company filed its Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to the Company’s Cross-Appeal was filed on September 7, 2010, and the Company’s Reply to the appellant’s Response was filed on September 24, 2010. On January 4, 2011, the Court issued an order taking up Berger’s appeal and the Company’s cross-appeal. All briefing submissions have been completed and the Court has indicated that it will not hear oral arguments and that the appeal will be decided on the papers. The Company intends to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al . Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition to the Company’s motion to dismiss and the Company filed its reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit and the briefing on that appeal is scheduled to be completed in June 2011. The Second Circuit in unlikely to issue a decision on the appeal before the fall of 2011. The Company intends to continue to vigorously defend against this action.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2011, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

Note 17—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of KRYSTEXXA, Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 18—Investment Income (Expense), Net

The Company’s investment income (expense), net for the three and three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Interest and dividend income from cash, cash equivalents and investments	$30	$18

Total investment income (expense), net	$30	$18

Note 19—Other Income, Net

The Company’s other income (expense), net for the three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Reversal of interest expense and penalties on unrecognized tax liability	$1,782	$—
Realized gain on change in valuation of warrant liability	—	2,127
Other non-operating income (expense)	(150)	(62)

Total other income (expense), net	$1,632	$2,065

Note 20—Subsequent Event

In April 2011, the Company appointed Richard Crowley as Executive Vice President of Biopharmaceutical Operations, effective April 30, 2011. Mr. Crowley will lead the overall management of the Company’s manufacturing, regulatory, quality, product management and KRYSTEXXA product teams.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, any statements about our ability to obtain necessary foreign regulatory approvals for KRYSTEXXA® (pegloticase), our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, our ability to execute our launch of KRYSTEXXA in the United States, our ability to achieve profitability and raise additional capital needed to achieve our business objectives, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. Additionally, we are also investigating expanded labeling options for KRYSTEXXA. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty distributors and wholesale distributors.

The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated enzyme that converts uric acid to allantoin. KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. Chronic gout that is refractory to conventional therapy occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors, at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of an elevation of blood concentration of uric acid, that is not accompanied by signs or symptoms of gout. This condition is referred to as asymptomatic hyperuricemia.

Gout develops when urate accumulates in the tissues and joints as a result of elevation of blood concentration of uric acid. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and tissue deposits of urate, which may occur in concentrated forms, or gout tophi. Patients with severe gout have an associated increased risk of kidney failure and increased risk of cardiovascular disease. Uricase, an enzyme not naturally expressed in humans but present in other mammals, eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. We believe that treatment with KRYSTEXXA eliminates hyperuricemia and provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

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

The FDA granted KRYSTEXXA an Orphan Drug designation in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications, which we expect will provide patent protection through 2026, assuming issuance of patents from currently pending patent applications.

We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. To support the commercial launch of KRYSTEXXA, we have hired a 60-

person sales force, all with biologics drug experience, six regional business directors, six regional medical scientists and six managed care executives. We have also hired an additional 12 field reimbursement specialists and may increase the number of sales force professionals in the future, if deemed necessary. This sales force will allow us to target the rheumatologists and nephrologists with access to infusion centers that treat adult patients suffering from chronic gout refractory to conventional therapy.

We have built an inventory of finished KRYSTEXXA product as of March 31, 2011, that is packaged and labeled for distribution and additional supplies of bulk product that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. We believe this inventory will be sufficient for us to meet internal estimates of market demand through the first quarter of 2012. To date, several large private managed care organizations have added KRYSTEXXA as a covered medical benefit and other managed care organizations are actively evaluating medical benefits coverage. In December 2010, we filed for a temporary “C” code and a permanent “J” code application with the U.S. Centers for Medicare & Medicaid Services for reimbursement of the cost of treatment with KRYSTEXXA. We also were awarded a contract from the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. We received this contract award from the VA in March 2011 with the contract effective as of April 1, 2011. The contract calls for us to sell KRYSTEXXA to the VA at a price of $1,748 per vial, an approximate 24% discount to our list selling price for our other customers.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011, we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. In December 2010, the Pediatric Committee of the European Medicines Agency approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which is a condition to filing for marketing approval in the European Union.

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

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA. Total revenues from continuing operations were $1.3 million during the three months ended March 31, 2011, an increase of $0.2 million, or 18%, from $1.1 million for the same period in the prior year.

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

During February 2011, Louis Ferrari was appointed as Senior Vice President, North America Commercial. Mr. Ferrari previously served as Vice President of Oncology and Nephrology, Sales and Marketing at Centocor Ortho Biotech. Prior to that he served as Vice President of Clinical Affairs and Executive Director of Clinical Affairs at Centocor Ortho Biotech. Mr. Ferrari has also held positions at Johnson and Johnson, Oxford GlycoSciences, Ortho-McNeil Pharmaceutical and Lilly. Mr. Ferrari earned his Bachelor of Science in Pharmacy from the Brooklyn College of Pharmacy and a Masters of Business Administration from Adelphi University.

In April 2011, the Company appointed Richard Crowley as Executive Vice President of Biopharmaceutical Operations, effective April 30, 2011. Mr. Crowley will lead the overall management of the Company’s manufacturing, regulatory, quality, product management and KRYSTEXXA product teams. Mr. Crowley previously served as Senior Vice President of Biopharmaceutical Operations at ImClone Systems, a wholly-owned subsidiary of Eli Lilly and Company. Prior to that position, Mr. Crowley served as Vice President of Manufacturing and General Manager at ImClone Systems. Mr. Crowley has also held positions at BASF Bioresearch Corporation, Genencor International, Eastman Kodak Company and Monsanto Company.

Results of Operations

During 2010 and the three months ended March 31, 2011, we incurred substantial expenses relating to the commercialization and clinical development of KRYSTEXXA. We expect to continue to incur significant losses in 2011, as we anticipate continued substantial expenses relating to the commercialization and further development of KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

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

During the three months ended March 31, 2011 and 2010, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)
Cost of goods sold	$416	2.0%	$196	1.7%
Research and development	3,728	17.9%	6,330	55.2%
Selling, general and administrative	16,637	80.1%	4,946	43.1%

Total costs and expenses	20,781	100.0%	$11,472	100.0%

Our revenues for the three months ended March 31, 2011 were derived primarily from product sales of KRYSTEXXA, Oxandrin and our authorized generic version of oxandrolone. Following the full commercial launch of KRYSTEXXA in February 2011, we expect sales from KRYSTEXXA to increase in future periods. As a result of increased competition to Oxandrin from generic oxandrolone products, we expect our Oxandrin revenues to remain flat or continue to decrease in future periods, and we also expect Oxandrin revenues to be of diminished significance to our results of operations in future periods.

Our future revenues depend on our success in the commercialization of KRYSTEXXA. The commercial success of KRYSTEXXA will depend on many factors including:

•	whether we are successful in marketing and selling KRYSTEXXA after the full commercial launch of the product,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand, and

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)
Oxandrin	$(33)	-2.6%	$439	40.2%
Oxandrolone	1,064	82.5%	654	59.8%
KRYSTEXXA	259	20.1%	—	—

	$1,290	100.0%	$1,093	100.0%

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

Revenues

Total revenues increased $0.2 million, or 18%, to $1.3 million for the three months ended March 31, 2011, as compared to $1.1 million for the three months ended March 31, 2010. The higher net sales for the three months ended March 31, 2011 resulted from our full commercial launch of KRYSTEXXA during February 2011, generating $0.3 million in net sales during the quarter.

Oxandrolone, our authorized generic version of Oxandrin, also generated higher net sales for the three months ended March 31, 2011, increasing $0.4 from the three months ended March 31, 2010 million to $1.1 million.

Partially offsetting the higher net sales of oxandrolone was a $0.5 million decrease in net sales of our branded product Oxandrin as compared to the three months ended March 31, 2010. The lower net sales of Oxandrin resulted from higher actual experience adjustments relating to reserves for product returns. We expect that sales of Oxandrin and oxandrolone will remain flat or decrease in future periods depending on various factors, including the pricing of competing generic products, the number of competing products and overall demand in the marketplace.

Cost of goods sold

Cost of goods sold increased by $0.2 million, or 112%, to $0.4 million for the three months ended March 31, 2011 versus the three months ended March 31, 2010. This increase is primarily due to higher stability testing costs for Oxandrin and distribution service fees relating to KRYSTEXXA.

Research and development expenses

Research and development expenses decreased by $2.6 million, or 41%, to $3.7 million for the three months ended March 31, 2011, from $6.3 million for the three months ended March 31, 2010. The decrease related to lower costs associated with process validation work at our potential secondary source supplier of pegloticase drug substance and a decrease in clinical trial costs associated with the wind down of an open label extension clinical study in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.7 million, or 236%, to $16.6 million for the three months ended March 31, 2011, from $4.9 million for the three months ended March 31, 2010. The increase was primarily due to increased selling and marketing expenses of $9.9 million associated with the full commercial launch of KRYSTEXXA in March 2011.

Interest expense on convertible notes

Interest expense was $3.1 million for the three months ended March 31, 2011, primarily related to $1.7 million of interest expense from the 4.75% coupon on our Convertible Notes coupled with $1.4 million of non-cash amortization expense also associated with our Convertible Notes.

Other income, net

Other income, net was $1.6 million for the three months ended March 31, 2011 as compared to $2.1 million for the three months ended March 31, 2010. Other income for the three months ended March 31, 2011 consisted of the reversal of a $1.8 million liability for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability.

Income tax benefit

We recorded an income tax benefit of $7.4 million for the three months ended March 31, 2011 as compared to a zero income tax benefit for the three months ended March 31, 2010. This benefit was partially the result of a reduction in a liability for unrecognized tax benefit of $3.6 million which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $3.8 million of income tax benefit is the result of a book/tax basis difference related to the Convertible Notes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the company recorded a discount in equity which creates a book carrying value that differs from the tax basis, since tax regulations do not recognize the beneficial conversion feature as an equity element. This basis difference creates a deferred tax liability, ASC 740-10 allows the company to treat the deferred tax liability as a source of future taxable income and the company is able to benefit a portion of its current year net operating loss for the offset of this deferred tax liability.

Liquidity and Capital Resources

As of March 31, 2011, we had $268.0 million in cash, cash equivalents and short-term investments as compared to $64.9 million as of December 31, 2010. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018. We received cash proceeds from the sale of the notes of $222.7 million, net of expenses. The aggregate principal amount of the notes sold reflects the full exercise by the underwriters of their option to purchase $30 million principal amount of notes to cover over-allotments. The notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The notes will mature on February 1, 2018. The notes are convertible into shares of our common stock under specified circumstances, initially at a rate of 86.6739 shares of common stock per $1,000 principal amount of notes; equivalent to an initial conversion price of approximately $11.54 per share of common stock. We may not redeem the notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, we may redeem for cash all or part of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

We have used or currently intend to use the net proceeds of the issuance of the notes to commercialize KRYSTEXXA in the United States, including for the recruiting and hiring of our sales force during the first quarter of 2011, expand our marketing organization and completing the establishment of a commercial infrastructure, to fund clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States, particularly in the European Union, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from the offering. Pending the application of the net proceeds, we intend to invest the net proceeds in short-term U.S. government security money market funds and bank certificates of deposit in order to preserve principal.

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

On April 8, 2009, we raised $31.0 million through a registered direct offering of our common stock, which yielded $29.0 million in cash net of approximately $2.0 million of offering costs, which were charged to additional paid-in-capital. We issued 5,927,343 shares of our common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of our common stock at an initial exercise price of $10.46 per share. The warrants were exercisable at any time after the date of issuance and on November 2, 2010. During the year ended December 31, 2010, holders of our warrants exercised warrants to purchase an aggregate of 5,038,237 shares of common stock, either through a cashless exercise or cash exercise. We received an aggregate of $8.5 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 812,617 shares of common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As all of the warrants have been exercised and none remain outstanding, our warrant liability had been completely converted into stockholders’ equity as of December 31, 2010.

Based on our current plans for launching KRYSTEXXA, including our anticipated expenses for building a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, and the cost of pursuing additional development and filing for regulatory approval in the European Union and in other countries, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for at least the next two years.

We believe we have sufficient quantities of KRYSTEXXA to complete a commercial launch in accordance with our launch plan. We also believe that this inventory will be sufficient for us to meet market demand through the first quarter of 2012.

Tax Benefits

The Company recorded an income tax benefit of $7.4 million for the three months ended March 31, 2011. This benefit was partially the result of a reduction in a liability for unrecognized tax benefit of $3.6 million which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $3.8 million of income tax benefit is the result of a book/tax basis difference related to the Convertible Notes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the company recorded a discount in equity which creates a book carrying value that differs from the tax basis, since tax regulations do not recognize the beneficial conversion feature as an equity element. This basis difference creates a deferred tax liability, ASC 740-10 allows the company to treat the deferred tax liability as a source of future taxable income and the company is able to benefit a portion of its current year net operating loss for the offset of this deferred tax liability.

In February 2010, we received an additional $2.0 million refund of federal income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

Cash Flows

Cash used in operating activities for the three months ended March 31, 2011 was $19.7 million, which reflects our net loss for the period of $13.5 million, as well as a non-cash gain of $6.9 million as a result of an unrecognized tax benefit. Cash used in investing activities of $9.5 million during the three months ended March 31, 2011 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities for the three months ended March 31, 2011 was $222.8 million mainly due to the cash proceeds received from the issuance of convertible notes of $222.7 million.

Cash used in operating activities for the three months ended March 31, 2010 was $13.9 million, which reflects our net loss for the period of $8.3 million, the reduction in accounts payable of $6.6 million primarily as a result of contractual payments and a non-cash gain of $2.1 million as a result of the mark-to-market valuation of our former warrant liability. Partially offsetting the cash outflows above was the $2.0 million refund received in February 2010 of income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009. Cash used in investing activities of $16.1 million during the three months ended March 31, 2010 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. We received $1.1 million in cash proceeds from financing activities due to the issuance of common stock, primarily resulting from the exercise of stock options.

Funding Requirements

We are now focusing our efforts on commercializing KRYSTEXXA which was made available by prescription in the United States on December 1, 2010, and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union.

Our future capital requirements will depend on many factors, including:

•	whether we are successful in marketing and selling KRYSTEXXA after the full commercial launch of the product,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of clinical trials directed to potential label expansion opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in any countries other than the United States.

As we are independently pursuing the commercialization of KRYSTEXXA, our cash needs will increase, and we may need to seek additional funding. We may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of March 31, 2011:

Payments Due by Period

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$119	$81	$38	$—	$—
Operating lease obligations	4,247	1,896	2,351		—
Purchase commitment obligations (1)	50,179	21,315	17,488	5,688	5,688
Other commitments (2)	3,175	2,175	1,000	—	—

Total	$57,720	$25,467	$20,877	$5,688	$5,688

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments represent obligations related to developmental milestone payments that have been met as of the balance sheet date. Other commitments include an aggregate of approximately $1.8 million in sales-based milestone payments that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, on the attainment of specified KRYSTEXXA sales targets, the timing of which is based on our best estimates and assumptions and could shift from period to period. Sales-based royalty payments to Duke and MVP are not included in the table above due to the contingent nature of such obligations. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. We are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sublicensees during any quarter.

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA if and when commercial sale commences. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of its annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest based upon the percentage of manufacturing that does not occur in Israel. Our aggregate principal repayment obligation plus interest to OCS if we successfully launch KRYSTEXXA and, per our agreements with BTG, manufacture more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.2 million and $9.2 million at March 31, 2011. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

We have a liability for unrecognized tax benefits of $3.4 million as of March 31, 2011. We are unable to estimate the amount or the timing of any future payments for this liability, if any.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, for the year ended December 31, 2010, we believe the following accounting policies include management estimates that are most critical to our reported financial results:

Research and Development. Research and development costs are expensed as incurred and include salaries and benefits, stock-based compensation, and costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials.

Manufacturing costs are a significant component of research and development expenses and include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether KRYSTEXXA would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. Following regulatory approval by the FDA of KRYSTEXXA, we are capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs meet the definition of an inventory asset. We will continue to record as research and development expenses those manufacturing costs incurred at third parties, such as Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, who we are trying to qualify as our secondary source supplier of pegloticase drug substance, or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA.

Clinical trial costs have been another significant component of research and development expenses and most of our clinical studies are performed by third-party contract research organizations, or CROs. We accrue costs for clinical studies performed by CROs that are milestone or event driven in nature and based on reports and invoices submitted by the CRO. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical sites, investigators, testing facilities and patients for participating in our clinical trials.

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. As a result of the FDA’s approval on September 14, 2010 of KRYSTEXXA for marketing in the United States, we will defer and capitalize all future fees incurred to reserve manufacturing capacity at our third-party suppliers. We have not deferred any research and development costs as of March 31, 2011 and December 31, 2010 and had no amortization expense for the three month periods ended March 31, 2011 and 2010, respectively, based on services performed.

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

We grant stock options that contain service conditions to employees and directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the three months ended March 31, 2011 and 2010, we issued 14,500 shares and 158,000 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $0.1 million and $1.0 million, respectively. For the three months ended March 31, 2011 and 2010, approximately $0.9 million and $0.8 million, respectively, of stock option compensation cost was charged against income. As of March 31, 2011, there was $6.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation expense which is expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During the three months ended March 31, 2011, we recorded $0.1 million of compensation expense related to the vesting of stock option awards to senior management personnel and a consultant acting in a senior management role that contained performance or market conditions, the vesting of which was contingent upon the achievement of various specific strategic objectives by March 31, 2011, including the filing of our MAA for KRYSTEXXA in the European Union and other business development objectives. At March 31, 2011, approximately 365,000 shares underlying stock options with performance or market conditions remained unvested.

We grant restricted stock awards that contain service conditions to our employees and to our directors. Additionally, we also grant RSUs to directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the three months ended March 31, 2011, we issued 463,000 shares of restricted stock at a weighted-average grant date fair value of $9.49 per share amounting to $4.4 million in total aggregate fair market value. During the three months ended March 31, 2011 and 2010, approximately $0.6 million, of deferred restricted stock compensation cost was charged against income. At March 31, 2011, approximately 657,000 shares remained unvested and there was approximately $5.5 million of unrecognized compensation cost related to restricted stock and RSUs that contain service conditions.

During the three months ended March 31, 2011 and 2010, we recorded $9,000 and $25,000, respectively, of compensation expense related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of certain specific strategic objectives and other business development objectives. At March 31, 2011, approximately 39,000 shares of restricted stock with performance or market conditions remained unvested and could result in approximately $0.8 million of additional compensation expense if the performance targets are met or expected to be achieved.

Income Taxes. In the three months ended March 31, 2011, we recorded an income tax benefit of $7.4 million for the three months ended March 31, 2011. This benefit was partially the result of a reduction in a liability for unrecognized tax benefit of $3.6 million which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $3.8 million of income tax benefit is the result of a book/tax basis difference related to the Convertible Notes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible notes were bifurcated into debt and equity components for accounting purposes. As a result, the company recorded a discount in equity which creates a book carrying value that differs from the tax basis, since tax regulations do not recognize the beneficial conversion feature as an equity element. This basis difference creates a deferred tax liability, ASC 740-10 allows the company to treat the deferred tax liability as a source of future taxable income and the company is able to benefit a portion of its current year net operating loss for the offset of this deferred tax liability.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of March 31, 2011 of $200.4 million. The increase in the valuation allowance from December 31, 2010 was primarily due to an increase in net operating loss carry forwards and the uncertainty that these additional deferred tax assets will be realized.

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

The total amount of federal, state and local liabilities for unrecognized tax benefits was $3.4 million as of March 31, 2011, including accrued penalties and interest. The decrease of $6.8 million in the Company’s liability for unrecognized tax benefits from December 31, 2010 to March 31, 2011 is primarily the result of a recently completed state tax audit in the first quarter of 2011 which resulted in a decrease to state unrecognized tax positions from prior years that are considered effectively settled. The Company also decreased a portion of its liability for unrecognized tax benefits due to a change in estimate which is the direct result of the recently settled Federal Income Tax Audit in January of 2011

The net decrease of $1.0 million in the liability for unrecognized tax benefits subsequent to adoption of the new accounting guidance on accounting for uncertainties in income taxes as codified under Financial Accounting Standards Board, ASC 640, Income Taxes, resulted in a corresponding increase to the income tax benefit within our consolidated statements of operations as well as a reduction to the interest and penalty expense in our consolidated statements of operations.

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

Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale portfolio to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes determinations relating to recording impairment losses for OTT through the consideration of various factors such as management’s intent to sell an investment before the recovery of its cost basis. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the three months ended March 31, 2011 and 2010, we did not experience or record realized investment losses due to OTT declines in fair value.

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

Given our limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, we believe that we are currently unable to reasonably estimate future product returns. Therefore, we have determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and, accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, we invoice the specialty distributor and record deferred revenue equal to the gross invoice price. We then recognize revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty distributors to their customers, including doctors and infusion suites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. We are also selling KRYSTEXXA to wholesalers whereby we drop ship the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, we are recording revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

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

Allowances for Returns. In general, we provide credit for product returns for KRYSTEXXA that are returned six months after the product expiration date. Additionally, we provide credit for product returns for Oxandrin and generic oxandrolone that are returned six months prior to or up to 12 months after the product expiration date. Our product sales in the United States primarily relate to the following products:

Product	Expiration (in years)

KRYSTEXXA 8mg	2
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg	3-4

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The aggregate net product return allowance reserve was $0.8 million and $0.5 million as of March 31, 2011 and December 31, 2010, respectively.

Allowances for Medicaid and Other Government Rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.1 million as of March 31, 2011 and $0.3 million as of December 31, 2010.

Inventory Valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves as of March 31, 2011 and December 31, 2010 were $1.3 million and $1.3 million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In 2007, Joseph R. Berger filed a complaint against us in the Fayette County Circuit Court in Kentucky alleging breach of contract in connection with the assignment of certain inventions and patent rights related to the method of using oxandrolone to treat HIV/AIDS patients. The complaint alleged several causes of action, each of which was premised on the existence of an oral agreement between us and Berger, which Berger alleges we breached. Berger sought, among other things, damages and rescission of the assignment of the inventions. In March 2008, Berger filed an amended complaint that abandoned several of his claims, but continued to seek damages and rescission of the invention assignments. In March 2009, we filed a motion for summary judgment on Berger’s claims and thereafter Berger filed a cross-motion for summary judgment. Subsequently, oral argument on the summary judgment motions was held and on August 17, 2009, the Court issued an order granting our motion for summary judgment, denying Berger’s cross-motion and dismissing the complaint and amended complaint with prejudice. In September 2009, counsel for Berger filed a notice of appeal of the decision of the trial court, in response to which we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. In March 2010, the matter was certified for appeal and the parties were issued a briefing schedule, a process which extended through the fall of 2010. Berger filed his Appeal Brief on May 10, 2010 and we filed a Response and Cross-Appeal Brief on July 9, 2010. The appellant’s Reply and Response to our Cross-Appeal was filed on September 7, 2010, and our Reply to the appellant’s Response was filed on September 24, 2010. On January 4, 2011, the Court issued an order taking up Berger’s appeal and our cross-appeal. All briefing submissions have been completed and the Court has indicated that it will not hear oral arguments and that the appeal will be decided on the papers. We intend to continue to vigorously defend this action and to contest the appeal by Berger of the granted summary judgment and dismissal.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit, and the briefing on that appeal is scheduled to be completed in June 2011. The Second Circuit in unlikely to issue a decision on the appeal before the fall 2011. We intend to continue to vigorously defend against this action.

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

These forward-looking statements include, among other things, statements about:

•	the success of our marketing efforts and our ability to commercialize KRYSTEXXA® (pegloticase),

•	market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community,

•	our market expansion plans, including our recently filed Marketing Authorization Application, or MAA, with the European Medicine Agency, or EMA,

•	market acceptance of reimbursement risks with third-party payors during the initial phases of market introduction,

•	the risk that the market for KRYSTEXXA is smaller than we have anticipated,

•	our reliance on third parties to manufacture KRYSTEXXA, and

•	risks associated with stringent government regulation of the biopharmaceutical industry.

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

The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2010, and we have denoted with an asterisk (*) in the following discussion those risk factors that are materially revised.

*Risks relating to the commercialization and further development of KRYSTEXXA and our ability to accomplish our future business objectives

*Our business focuses primarily on the commercialization in the United States of a single product, KRYSTEXXA. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U.S. commercialization strategy is unsuccessful, market acceptance of KRYSTEXXA may be harmed, and we will not achieve the revenues that we anticipate and may need additional funding.

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States, the pursuit of regulatory approval in the European Union and other foreign jurisdictions and the investigation of expanded labeling for KRYSTEXXA. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product, much of our near term results and value as a company depends on our ability to execute our commercial strategy for this product in the United States.

We completed the full promotional launch of KRYSTEXXA in the United States in the first quarter of 2011. However, the successful execution of our launch strategy is a complex and ongoing process and will require substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, then market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding.

*Our business also focuses on the worldwide clinical development and commercialization of KRYSTEXXA outside of the United States, particularly in the European Union. If we fail to achieve regulatory approval for KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, or if regulatory approval in those jurisdictions is delayed, then market acceptance of KRYSTEXXA in those markets may be harmed and we will not achieve the revenues that we anticipate.

We intend to market KRYSTEXXA outside the United States. In order to market KRYSTEXXA in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In May 2011 we submitted our MAA for marketing authorization for KRYSTEXXA in the European Union. If our MAA is not validated and approved, or if such approval is delayed, then market acceptance of KRYSTEXXA in the European Union may be harmed and we will not achieve the revenues that we anticipate.

The procedures to obtain marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain U.S. Food and Drug Administration, or FDA, approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. If we pursue commercialization of KRYSTEXXA outside the United States through development and commercialization collaborations, third parties may be responsible for obtaining regulatory approvals outside the United States. If this occurs, we will depend on such third parties to obtain these approvals. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize KRYSTEXXA in any market. If we fail to receive approval in these jurisdictions, we will not generate any revenue from sales of KRYSTEXXA in these jurisdictions.

*We have completed the hiring and training of our sales and marketing personnel and have substantially completed the establishment of our infrastructure and expansion of other capabilities for commercialization of KRYSTEXXA in the United States. If we are not able to successfully recruit and retain sales and marketing personnel in the United States and establish an appropriate infrastructure, our ability to commercialize KRYSTEXXA and generate product sales will be impaired.

Until recently, we had limited marketing and no sales capabilities. We have completed the hiring and training of our sales and marketing personnel and have substantially completed the establishment of our infrastructure and expansion of other capabilities for the commercialization of KRYSTEXXA in the United States. These efforts are difficult, expensive and time consuming. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to maintain a significant or effective sales and marketing force for the sale of KRYSTEXXA, or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing the necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If we do not rapidly succeed in completing these expansion plans and establishing the necessary infrastructure and capabilities, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers will be impaired and result in lower than expected revenues.

Our business may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict. We currently estimate the total addressable market for KRYSTEXXA to be approximately 170,000 patients in the United States. However, the actual number of patients in the U.S. market may be substantially lower than our estimate. In addition, the total addressable market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, the potential success of label expansion activities, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community.

If we have overestimated the market size for KRYSTEXXA, we could incur significant unrecoverable costs from creating excess manufacturing capacity or commercial sales and marketing capabilities and commercial infrastructure, and our revenues will be lower than expected, possibly materially so. Alternatively, if we underestimated the market size for KRYSTEXXA, we may not be able to manufacture sufficient quantities of KRYSTEXXA to enable us to realize full revenue potential from sales of KRYSTEXXA. Any of these results could materially harm our business.

The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by patients in this largely previously untreated adult patient population, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

Those patients who suffer from chronic gout and who are refractory to conventional therapy comprise a largely untreated patient population. KRYSTEXXA may not gain or maintain market acceptance by these patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that potential patients for KRYSTEXXA may be treated by primary care practitioners and we will need to educate these physicians on KRYSTEXXA in order to facilitate referrals of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these primary care practitioners on KRYSTEXXA, or if they do not refer patients to sites of care, we would not expect to achieve an appropriate level of market acceptance for KRYSTEXXA. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit the commercial success of KRYSTEXXA and result in lower than expected future revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

•	its efficacy and potential advantages over alternative treatments,

•

the extent to which physicians are successful in treating patients with alternative products or treatments, such as allopurinol and Uloric® (febuxostat), which, because they are pills, offer greater relative convenience and ease of administration and are substantially less expensive compared to KRYSTEXXA,

•	whether patients receive multiple courses of KRYSTEXXA treatment or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States of approximately $2,300 for a single dose of treatment once every two weeks,

•

the extent to which concern among physicians and patients about anaphylaxis and infusion reactions that affect many patients treated with KRYSTEXXA, and the boxed warning on the approved product labeling for KRYSTEXXA warning of such reactions, limits sales of KRYSTEXXA,

•	the prevalence and severity of other side effects that we have observed to date or that we may observe in the future,

•	the extent to which the risk evaluation and mitigation strategy, or REMS, program required as part of the KRYSTEXXA approval is perceived by physicians to be burdensome,

•	the timing of the release of competitive products or treatments, including potentially competitive products in clinical development,

•	our marketing and sales resources, the quantity of our supplies of KRYSTEXXA and our ability to establish a distribution infrastructure for KRYSTEXXA,

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent and in what amount, and

•	the willingness of the target patient population to be referred by the primary care physicians to rheumatologists, nephrologists or infusion centers.

If market acceptance of KRYSTEXXA is adversely affected by any of these or other factors, then sales of KRYSTEXXA may be reduced and our business may be materially harmed.

*The FDA approved our Biologic License Application with a final label that prescribes safety limits and warnings, including a boxed warning, and we are required to implement post-approval commitments and a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

        In clinical trials of KRYSTEXXA, infusion reactions were reported to occur during or shortly after administration of KRYSTEXXA. As part of its review of our biologic license application, or BLA, the FDA performed a retrospective review and analysis of data from patients enrolled in our clinical trials that had infusion reactions. This FDA analysis identified 14 cases meeting the NIAID/FAAN clinical criteria for anaphylaxis (Sampson HA et al J Allergy Clin Immunol 2006;117:391-7) resulting in an estimated frequency of anaphylaxis, using these criteria, of 5.1% (14 out of 273 patients who received IV pegloticase in the clinical development program). For the KRYSTEXXA 8 mg every 2 weeks, a frequency of 7.3% (9 out of 123) was calculated. The FDA concluded that an estimated rate of anaphylaxis of 5% is not unusually high compared to similar porcine-derived biologic products. In the replicate Phase 3 trials for KRYSTEXXA, the retrospective analysis revealed that 6.5% of patients treated with KRYSTEXXA had an infusion reaction and anaphylaxis, compared to 0% treated with placebo. Infusion reactions in those trials were reported to occur in 26% of patients treated with KRYSTEXXA, compared to 5% of patients treated with placebo. Although no subjects died due to anaphylaxis in the pegloticase development program, physicians may be reluctant to treat patients with KRYSTEXXA because of concern regarding the occurrence of these anaphylactic and infusion reactions.

In addition, the approved United States full prescribing information, or labeling, for KRYSTEXXA contains safety information, including a prominent warning on the full prescription information, or package insert, referred to as “black box warning,” regarding anaphylaxis and infusion reactions, as well as contraindications, warnings and precautions. The prevalence and severity of adverse reactions experienced in the commercial setting and the related labeling for KRYSTEXXA may reduce the market for the product and increase the costs associated with the marketing, sale and use of the product.

We are also required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. The FDA also requires that we conduct an observational trial in 500 patients treated for one year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA therapy. In addition, the FDA is requiring us to conduct several post-approval non-clinical and chemistry, manufacturing and control, or CMC, studies. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised labeling or REMS requirements and result in lower than expected future revenues.

*Although a number of private managed care organizations have added medical benefits coverage for KRYSTEXXA, we are continuing to seek reimbursement arrangements with third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

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

In March 2011, we were awarded a contract from the U.S. Department of Regulatory Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. This contract award is effective on April 1. 2011 and calls for us to sell KRYSTEXXA to the VA at a price of $1,748 per vial, an approximate 24% discount to our list selling price for our other customers.

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

Recently enacted and future legislation may increase the difficulty and cost of commercializing KRYSTEXXA, affect the prices we may obtain and limit reimbursement amounts.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities and affect our ability to profitably sell KRYSTEXXA.

        The Medicare Modernization Act, or MMA, enacted in December 2003, has altered the way in which some physician-administered drugs and biologics, such as KRYSTEXXA, are reimbursed by Medicare Part B. Under this reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This reimbursement methodology has generally led to lower reimbursement levels. This legislation also added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits are provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

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

On September 14, 2010, we received FDA approval for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, a subset of the broader population of patients with gout. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, febuxostat was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, in the event febuxostat is used to treat patients who failed on or were contraindicated to allopurinol, or if patients are otherwise treated with febuxostat prior to being treated with KRYSTEXXA, market demand for KRYSTEXXA could be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center for a four to five hour treatment. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

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

As of March 31, 2011, we had $268.0 million in cash, cash equivalents and short-term investments, as compared to $64.9 million as of December 31, 2010. As of March 31, 2011, we had an accumulated deficit of $329.1 million. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. However, our product sales of Oxandrin and our authorized generic Oxandrin brand equivalent product, oxandrolone, have declined substantially in recent years. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position and we do not have further non-core assets to divest.

Although our Board of Directors expects to continue to evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercial launch of KRYSTEXXA in the United States, have submitted our MAA for KRYSTEXXA in the European Union and are pursuing additional regulatory filings in other jurisdictions. Our future capital requirements will depend on many factors, including:

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

Based on our current plans for completing the commercial launch of KRYSTEXXA, including our anticipated expenses for completing the recruitment of sales and marketing personnel, completing development of a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States and the cost of pursuing additional development and filing for regulatory approval in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that the net proceeds from our issuance of Convertible Senior Notes in February 2011, together with our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations for at least the next two years.

We expect that the cash needed to successfully commercially launch KRYSTEXXA in the United States and seek regulatory approvals in countries other than the United States will be substantial, and we may require additional financing. We may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

        We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the EMA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. For example, in December 2010, the Pediatric Committee of the EMA approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which is a condition to filing for marketing approval in the European Union. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA, including new safety labeling. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to the expansion of our REMS program to include distribution and use restrictions, and could even cause our marketing approval to be revoked.

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

We depend on key members of our management team, including John H. Johnson, who was appointed by our Board of Directors as our Chief Executive Officer effective January 31, 2011. As a result of changes in our senior management, in recent years we have relied more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon, M.D., who has been providing consulting services to us since January 2009. The loss of the services of Mr. Jaeger or Dr. Simon, or any member of our senior management team, particularly Mr. Johnson, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA. We have employment agreements with Mr. Johnson and other key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including:

•	BTG for the production of the pegloticase drug substance,

•	NOF Corporation of Japan, or NOF, for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, or drug substance, and

•	Sigma-Tau PharmaSource, Inc., or Sigma-Tau, for the production of the KRYSTEXXA drug product.

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

We experienced some batch failures of KRYSTEXXA based on one manufacturing specification. If we continue to experience a high rate of batch failures, our gross margin in selling KRYSTEXXA will decrease, we may not have enough product to meet demand and the FDA may require us to take further steps to address these issues, any of which could materially harm our commercialization efforts.

We experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we have completed a review of these batch failures. Although we believe that we have identified the root cause of the batch failures, we may not have done so, or there may be additional factors causing these batch failures. Under our direction, our third-party contract manufacturers are in the process of implementing remediation steps that we believe will minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate these batch failures.

Subsequent to the implementation of these remediation steps, we have successfully completed the manufacture of several batches and continue to pursue scheduled manufacturing. However, if we continue to experience a high rate of batch failures, then our cost of producing KRYSTEXXA will increase and our gross margin in selling KRYSTEXXA will therefore decrease. We also may not have enough product to meet demand. In addition, the FDA could require us to take further steps to reduce this batch failure rate, which could be costly and could require us to stop manufacturing KRYSTEXXA in order to implement these further remediation steps. Any reduction in our gross margin, inability to meet demand or FDA requirement to implement further remediation steps could materially harm our commercialization efforts.

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

We procure mPEG-NPC, a key raw material in the manufacture of drug substance, from a single supplier, NOF, whose manufacturing facilities are in Japan. Our contract with NOF requires us to purchase this material on an exclusive basis from NOF. Although we have a contractual right to procure this material from another supplier in the event of a supply failure, procuring this material from another source would require time and effort which may interrupt the supply of mPEG-NPC and thereby cause an interruption of the supply of drug substance and KRYSTEXXA to the marketplace and for any future clinical trials or other development purposes. For example, the FDA could require that we conduct additional clinical or non-clinical trials in support of the change to a new manufacturer, which could result in significant additional costs or delays.

With the recent earthquake in Japan, NOF’s facilities were not impacted by this natural disaster and their manufacturing facility continues to operate without disruption. Any interruption of supply of mPEG-NPC could cause harm to our business.

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

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin® were introduced to the market in late 2006. As a result, our results of operations have been harmed. The composition of matter, methods of manufacturing and methods of use patents expire and, if issued, patent applications relating to KRYSTEXXA would expire between 2019 and 2026. Changes in either patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the PPACA allows applicants seeking approval of biosimilar or interchangeable versions of biological products like KRYSTEXXA to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition.

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

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing

Lawrence J. Koncelik, Jr. as lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. Thereafter the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The Court heard oral arguments on the motion on February 24, 2010. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The briefing on that appeal is scheduled to be completed June 2011. The second circuit is unlikely to issue a decision for this appeal before fall of 2011. We intend to continue to vigorously defend against this action.

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

In February 2011, we issued $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018. The notes are convertible, under certain circumstances and during certain periods, based on an initial conversion rate of 86.6739 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $11.54 per share of common stock, subject to adjustment in certain circumstances. Upon conversion, the notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We may redeem some or all of the notes for cash under certain circumstances on or after February 1, 2015. The notes bear interest at a rate of 4.75% per year.

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

SAVIENT PHARMACEUTICALS , INC .
(Registrant)
By:	/S/ JOHN H. JOHNSON

John H. Johnson
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ DAVID G. GIONCO

David G. Gionco
Group Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Dated: May 10, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, effective as of April 25, 2011, by and between the Company and Richard Crowley

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document