Form 10-Q
period 2011-06-30
SAVIENT PHARMACEUTICALS INC
filed 2011-08-08
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of August 5, 2011 was 71,398,000.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$198,648	$44,791
Short-term investments	41,698	20,070
Accounts receivable, net	2,050	909
Inventories, net	8,279	3,140
Prepaid expenses and other current assets	3,896	2,415

Total current assets	254,571	71,325

Deferred income taxes, net	—	4,200
Property and equipment, net	706	809
Deferred financing costs, net	4,299	—
Other assets (including restricted cash)	1,280	1,284

Total assets	$260,856	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,112	$1,601
Deferred revenues	252	428
Deferred income taxes	12,014	—
Accrued interest on convertible notes	4,400	—
Other current liabilities	15,414	16,023

Total current liabilities	40,192	18,052

Convertible notes, net of discount of $56,677	173,323	—
Other liabilities	3,404	10,299
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 71,349,000 issued and outstanding at June 30, 2011 and 70,259,000 shares issued and outstanding at December 31, 2010	713	703
Additional paid-in-capital	402,579	364,139
Accumulated deficit	(359,355)	(315,576)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	43,937	49,267

Total liabilities and stockholders’ equity	$260,856	$77,618

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$1,984	$987	$3,274	$2,080

Cost and expenses:
Cost of goods sold	1,008	381	1,424	577
Research and development	7,729	7,233	11,457	13,563
Selling, general and administrative	23,856	4,553	40,493	9,499

	32,593	12,167	53,374	23,639

Operating loss	(30,609)	(11,180)	(50,100)	(21,559)
Investment income, net	38	31	68	49
Interest expense on convertible notes	(4,876)	—	(7,987)	—
Other (expense) income, net	(202)	6,139	1,430	8,204

Loss before income taxes	(35,649)	(5,010)	(56,589)	(13,306)
Income tax benefit	(5,400)	—	(12,810)	—

Net loss	$(30,249)	$(5,010)	$(43,779)	$(13,306)

Loss per common share:
Basic and diluted	$(0.43)	$(0.07)	$(0.63)	$(0.20)

Weighted-average number of common and common equivalent shares:
Basic and diluted	70,075	66,906	70,035	66,634

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2010	70,259	$703	$364,139	$(315,576)	$1	$49,267

Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(43,779)	—	(43,779)

Unrealized loss on marketable securities, net	—	—	—	—	(1)	(1)
Total comprehensive loss	—	—	—	—	—	(43,780)

Restricted stock grants	1,069	10	(10)	—	—	—
Amortization of deferred compensation	—	—	1,410	—	—	1,410
Forfeiture of restricted stock grants	(54)	—	—	—	—	—
Exercise of stock options	34	—	168	—	—	168
Issuance of common stock	41	—	309	—	—	309
ESPP compensation expense	—	—	284	—	—	284
Stock option compensation expense	—	—	1,852	—	—	1,852
Convertible note conversion option, net of tax of $23,924	—	—	34,427	—	—	34,427

Balance June 30, 2011	71,349	$713	$402,579	$(359,355)	$—	$43,937

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(43,779)	$(13,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	221
Accretion of discount on convertible notes	3,587	—
Change in valuation of warrant liability	—	(10,193)
Warrant liability transferred to APIC upon exercise of warrant	—	1,866
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	1,410	1,105
Amortization of deferred financing costs	320	—
Unrecognized tax benefit liability	(6,863)	131
Deferred income taxes	(7,710)	—
Stock compensation expense	2,136	1,434
Changes in:
Accounts receivable, net	(1,141)	(720)
Inventories, net	(5,139)	11
Recoverable income taxes	—	2,006
Prepaid expenses and other current assets	(711)	(72)
Accounts payable	6,511	(6,156)
Accrued interest on convertible notes	4,400	—
Other current liabilities	(609)	(1,460)
Deferred revenues	(176)	358

Net cash used in operating activities	(47,570)	(24,775)

Cash flows from investing activities:

Purchases of held-to-maturity securities (investments—short-term)	(21,628)	(19,871)
Capital expenditures	(91)	(21)
Changes in other long-term assets	4	5

Net cash used in investing activities	(21,715)	(19,887)

Cash flows from financing activities:

Proceeds from issuance of common stock	477	1,372
Proceeds from issuance of convertible notes, net of expenses	222,697	4,250
Changes in other long-term liabilities	(32)	(25)

Net cash provided by financing activities	223,142	5,597

Net increase (decrease) in cash and cash equivalents	153,857	(39,065)
Cash and cash equivalents at beginning of period	44,791	108,172

Cash and cash equivalents at end of period	$198,648	$69,107

Supplementary Information

Other information:
Income tax paid	$—	$—
Interest paid	$20	$70

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at June 30, 2011, the results of its operations for the six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Savient Pharma Holdings, Inc. and Savient Pharma Ireland Limited. Certain prior period amounts have been reclassified to conform to current period presentations. There was no effect on net loss or equity related to these reclassifications.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Deferred Financing Costs, net

The Company incurred $7.3 million in financing costs related to the issuance of $230 million principal amount of 4.75% Convertible Senior Notes (“the 2018 Convertible Notes”) due on February 1, 2018, which is allocated to the debt and equity components of the Company’s convertible debt instruments. The Company allocated $5.4 million to the debt component and recorded it as deferred finance cost. The Company allocated the remaining $1.9 million to the equity component and recorded it against additional paid-in-capital. As of June 30, 2011, the Company had $5.1 million of net deferred financing costs recorded on the consolidated balance sheets, $4.3 million of which was recorded as a long-term asset. These costs are being amortized using the effective interest rate method over the expected period that the 2018 Convertible Notes are outstanding.

Note 2—Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective prospectively for the Company’s consolidated financial statements for the year beginning January 1, 2012 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which represents clarifications of ASC Topic 820, Fair Value Measurement, and includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011–04 is effective prospectively for the Company’s consolidated financial statements for the year beginning January 1, 2012. The Company is currently assessing the potential impact from its future adoption of ASU 2011-04 on its consolidated financial statements.

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

The following table presents the Company’s cash and cash equivalents, and investments and including the hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2011:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$4,315	$4,315	$4,315	$4,315	$—	$—
Certificates of deposit	1,307	1,307	—	—	—	—
Money market funds	193,026	193,026	193,026	193,026	—	—

Total cash and cash equivalents	198,648	198,648	197,341	197,341	—	—
Short-term investments (available-for-sale):
Equity securities	—	—	—	—	—	—
Short-term investments (held-to-maturity):
Certificates of deposit	41,698	41,698	—	—	—	—

Total short-term investments	41,698	41,698	—	—	—	—

Total cash and cash equivalents and short-term investments	240,346	240,346	197,341	197,341	—	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,280	1,280	—	—	—	—

Total long-term investments	1,280	1,280	—	—	—	—

Total	$241,626	$241,626	$197,341	$197,341	$—	$—

The $169.8 million debt component of the 2018 Convertible Notes was recorded at fair value as of the issuance date of February 4, 2011 based on a Level 3 input. The carrying value of the notes is subsequently accreted back to its principal. The $173.3 million carrying amount of the notes as of June 30, 2011 includes accretion of the discount on the convertible notes subsequent to the issuance date of $3.6 million. See Note 14 to the consolidated financial statements for more details.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 4—Investments

At June 30, 2011 and December 31, 2010, the Company held no trading securities. Available-for-sale and held-to-maturity securities consisted of the following:

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$(1)	$—

Total available-for-sale securities	—	1	(1)	—

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	44,285	—	—	44,285

Total held-to-maturity securities	44,285	—	—	44,285

Total	$44,285	$1	$(1)	$44,285

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$—	$1

Total available-for-sale securities	—	1	—	1

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	21,350	—	(1)	21,349

Total held-to-maturity securities	21,350	—	(1)	21,349

Total	$21,350	$1	$(1)	$21,350

(1)	Equity securities at June 30, 2011 and December 31, 2010 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	June 30, 2011		December 31, 2010
	Available- for-Sale Securities:	Held-to- Maturity Securities:	Available- for-Sale Securities	Held-to- Maturity Securities:
	(In thousands)
Cash and cash equivalents	$—	$1,307	$—	$6,200
Short-term investments	—	41,698	1	13,870

Other long-term assets (including investments and restricted cash)	—	1,280	—	1,280

	$—	$44,285	$1	$21,350

At June 30, 2011, all of the Company’s held-to-maturity securities classified as short-term investments had maturity dates of one year or less. Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities. At June 30, 2011 and December 31, 2010, there was $1,000 and $2,000 net unrealized loss, respectively, included in comprehensive loss, net of taxes. Other long-term assets represent the Company’s rent security deposit, which is secured by a cash deposit.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 5—Inventories

At June 30, 2011 and December 31, 2010, inventories at cost, net of reserves, were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Raw materials	$899	$888
Work-in-progress	7,590	2,605
Finished goods	798	913

Inventory at cost	9,287	4,406
Inventory reserves	(1,008)	(1,266)

Total	$8,279	$3,140

An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based on estimates of expected sales demand for the Company’s products which include KRYSTEXXA® (pegloticase), Oxandrin® and oxandrolone.

Note 6—Property and Equipment, Net

Property and equipment, net at June 30, 2011 and December 31, 2010 is summarized below:

	June 30, 2011	December 31, 2010
	(In thousands)
Office equipment	$2,691	$2,628
Office equipment—capital leases	332	332
Leasehold improvements	1,574	1,546

	4,597	4,506
Accumulated depreciation and amortization	(3,891)	(3,697)

Total	$706	$809

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended June 30, 2011 and 2010 and $0.2 million for each of the six-month periods ended June 30, 2011 and 2010, respectively.

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

Given the Company’s limited sales history for KRYSTEXXA, coupled with the products’ new entry into its market, the Company is currently unable to reasonably estimate future product returns. Therefore, the Company has determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, the Company invoices the specialty distributor and records deferred revenue equal to the gross invoice price. The Company then recognizes revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty distributors to their customers, including doctors and infusion suites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. The Company also expects to sell KRYSTEXXA to wholesalers whereby the Company will drop-ship the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, the Company records revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

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

The allowance for product returns at June 30, 2011 and December 31, 2010 was $0.8 million and $0.5 million, respectively. This allowance is included in Other Current Liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System, commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at June 30, 2011 and December 31, 2010 was $0.2 million and $0.3 million, respectively. This allowance is included in Other Current Liabilities within the Company’s consolidated balance sheets.

Commercial discounts

The Company sells directly to drug wholesalers and specialty distributors. Terms of these sales vary, but generally provide for invoice discounts for prompt payment to drug wholesalers only. These discounts are recorded by the Company at the time of sale. Gross product revenue is also reduced for promotion and pricing incentives.

Distribution fees

The Company has a distribution arrangement with a third-party logistics provider which includes payment terms equal to a flat monthly fee plus a per transaction fee for specified services. The Company also records distribution fees as incurred associated with wholesaler distribution services from its three largest wholesaler customers and its five specialty distributors.

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. As a result of the FDA approval of KRYSTEXXA for marketing in the United States, the Company now defers and capitalizes all future fees incurred to reserve manufacturing capacity at its third-party service providers. The Company had no deferred research and development costs as of June 30, 2011 or December 31, 2010, respectively, and had no amortization expense for the six months ended June 30, 2011 and 2010, respectively, based on services performed.

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

The Company’s basic and diluted weighted-average number of common shares outstanding as of June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Basic	70,035	66,634
Incremental common stock equivalents	—	—

Diluted	70,035	66,634

At June 30, 2011 and 2010, all in-the-money stock options, unvested restricted stock and warrants amounting to 2,552,000 and 6,989,000, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

Note 10—Stockholder’s Equity

In February 2011, the Company issued $230 million principal amount of the 2018 Convertible Notes at par that become due on February 1, 2018. As part of the accounting for the convertible notes, the Company bifurcated the conversion feature and recorded $34.4 million to additional paid-in-capital, net of a deferred tax liability of $23.9 million as well as equity issuance costs of $1.9 million. See Note 14 to the consolidated financial statements for more details.

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

During the six months ended June 30, 2010, the Company recorded income of $8.3 million within Other Income, net on its consolidated statement of operations to reflect the decrease in the valuation of the warrants, prior to being exercised.

During the year ended December 31, 2010, holders of the Company’s warrants exercised warrants to purchase an aggregate of 5,038,237 shares of the Company’s common stock, either through a cashless exercise or cash exercise. The Company received an aggregate of $8.5 million of cash proceeds from the cash exercises of warrants to purchase an aggregate of 812,617 shares of common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 4,225,620 shares of common stock were exercised, resulting in the forfeiture of 1,997,657 shares in satisfaction of the warrant exercise price, and the issuance of 2,227,963 shares of common stock. As of December 31, 2010, all of the warrants had been exercised and no warrants to purchase shares of the Company’s common stock remained outstanding. As all of the warrants have been exercised and are no longer outstanding, the Company’s warrant liability was completely converted into stockholders’ equity as of December 31, 2010.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation

The Company’s 2004 Incentive Plan expired by its terms on April 30, 2011 and no further awards may be granted under it. In 2011, the Company adopted its 2011 Incentive Plan. Up to an aggregate of 7.75 million shares of the Company’s common stock may be issued pursuant to awards granted by the Company under the 2011 Incentive Plan. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 7,264,000 shares remain available for issuance pursuant to future grants at June 30, 2011.

Total compensation cost that has been charged against income related to the above plans was $1.7 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $3.3 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. The exercise of stock options and the vesting of restricted stock during the three and six months ended June 30, 2011 generated an income tax deduction of approximately $1.1 million and $1.3 million, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$329	$399	$651	$979
Selling, general and administrative	1,322	561	2,611	1,353

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,651	$960	$3,262	$2,332

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

During the six months ended June 30, 2011, the Company awarded to employees options to purchase an aggregate of approximately 1.5 million shares of common stock. In addition, on April 29, 2011, the Company made an inducement grant outside of the above mentioned plans, pursuant to the NASDAQ inducement grant exception, for the purchase of 50,000 shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the grant date. The option has a ten-year term, will vest and become exercisable as to 12,500 shares on April 29, 2012, and as to an additional 3,125 shares at the end of each successive three-month period thereafter until April 29, 2015. In the event of the termination by the Company without cause or for good reason, the time-based stock option will immediately accelerate and become fully vested.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The weighted-average key assumptions used in determining the fair value of options granted during the six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average volatility	100%	77%	92%	78%
Weighted-average risk-free interest rate	2.5%	2.8%	2.5%	2.9%
Weighted-average expected life in years	3.7	7.2	3.7	6.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$6.57	$8.28	$6.27	$8.87

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

During the six months ended June 30, 2011 and 2010, the Company issued 33,000 shares and 188,000 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $0.2 million and $1.2 million, respectively. For the three months ended June 30, 2011 and 2010, approximately $0.7 million and $0.5 million, respectively, of stock option compensation cost was charged against income. For the six months ended June 30, 2011 and 2010, approximately $1.6 million and $1.3 million, respectively, of stock option compensation cost was charged against income. As of June 30, 2011, there was $5.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock option activity during the six months ended June 30, 2011, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2010	2,183	$8.13	7.13	$8,710
Granted	1,487	9.62	—	—
Exercised	(33)	5.08	—	—
Cancelled	(81)	10.10	—	—

Outstanding at June 30, 2011	3,556	$8.74	7.74	$3,683

Exercisable at June 30, 2011	1,519	$8.18	5.82	$2,732

The weighted-average grant date per share fair value for options granted during the six months ended June 30, 2011 and 2010 was $6.27 and $8.87, respectively. The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the six months ended June 30, 2011 was approximately $0.1 million. The closing price per share of the Company’s common stock was $7.49 and $12.60 on June 30, 2011 and 2010, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Stock Options that Contain Performance or Market-Based Conditions

Performance or Market Conditions

During the six months ended June 30, 2011, the Company recorded $0.3 million compensation expense related to stock option awards that contained performance or market conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives by June 30, 2013. At June 30, 2011, approximately 400,000 potential option shares with performance or market conditions remain unvested. These stock option awards with performance or market conditions encompass performance targets set for senior management personnel through 2013 and could result in approximately $2.7 million of additional compensation expense if the performance targets are met or expected to be attained. In addition, during the six months ended June 30, 2011, the Company made two inducement grants outside of the above mentioned plans, pursuant to the NASDAQ inducement grant exception, to recruit key positions within the Company. On January 31, 2011, the Company awarded a performance-based stock option grant to purchase 250,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the Company’s common stock on the date of grant, a ten-year term, and that will vest and become exercisable upon the satisfaction of certain performance conditions. In the event that any performance condition is not met, the portion of the option subject to the performance condition will remain outstanding and will vest (subject to the employees continued employment by the Company) upon the earlier of the fourth anniversary of the date of grant and a change of control of the Company. On April 29, 2011, the Company granted performance-based stock options to purchase 50,000 shares of the Company’s common stock.

The weighted-average key assumptions used in determining the fair value of stock option awards with performance or market conditions granted during the period ended June 30, 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average volatility	108%	—	86%	—
Weighted-average risk-free interest rate	1.1%	—	2.4%	—
Weighted-average expected term in years	3.1	—	3.1	—
Dividend yield	0.0%	—	0.0%	—
Weighted-average grant date fair value	$5.01	—	$5.21	—

A summary of the status of the Company’s non-vested stock option awards that contain performance or market conditions as of December 31, 2010 and changes during the six months ended June 30, 2011, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Non-vested at December 31, 2010	15	$8.43
Granted	400	5.21
Vested	—	—
Forfeited	(15)	8.43

Non-vested at June 30, 2011	400	$5.21

The weighted-average grant date per share fair value for stock option awards that contain performance or market conditions granted during the six months ended June 30, 2011 was $5.21. During the six months ended June 30, 2011, no stock options containing performance or market conditions vested.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Restricted Stock

The Company grants restricted stock and restricted stock unit (“RSU”) awards to its employees and to its directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one-year and thirty-one days. Compensation cost for restricted stock and RSU awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the six months ended June 30, 2011, the Company issued 751,000 shares of restricted stock amounting to $6.6 million in total aggregate fair market value. For the six months ended June 30, 2011 and 2010, approximately $1.2 million and $1.1 million, respectively, of deferred restricted stock compensation cost was charged against income. At June 30, 2011, approximately 917,000 shares remained unvested and there was approximately $6.9 million of unrecognized compensation cost related to restricted stock and RSUs.

A summary of the status of the Company’s unvested restricted stock and RSUs as of December 31, 2010 and changes during the six months ended June 30, 2011, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2010	315	$11.56
Granted	751	8.74
Vested	(110)	12.46
Forfeited	(39)	10.82

Unvested at June 30, 2011	917	$9.17

The weighted-average grant date fair value for restricted stock awards granted during the six months ended June 30, 2011 and 2010 was $8.74 and $11.65 per share, respectively. The total grant date fair value of restricted shares vested during the six months ended June 30, 2011 and 2010, was $1.4 million and $1.5 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

During the six months ended June 30, 2011 and 2010, the Company recorded $187,000 and $50,000, respectively, of compensation expense related to restricted stock awards that contain performance or market conditions. At June 30, 2011, approximately 317,000 shares of restricted stock awards with performance or market conditions remain unvested, and could result in approximately $3.1 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions as of December 31, 2010 and changes during the six months ended June 30, 2011, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2010	39	$19.37
Granted	300	9.23
Vested	(7)	13.95
Forfeited	(15)	20.59

Unvested at June 30, 2011	317	$9.82

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Employee Stock Purchase Plan

In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For each of the six-month periods ended June 30, 2011 and 2010, approximately $0.2 million of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 12—Other Current Liabilities

The components of Other Current Liabilities at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Manufacturing and technology transfer services	$2,416	$5,076
Selling and marketing expense accrual	1,030	1,317
Salaries and related expenses	3,170	2,460
Severance	1,765	271
Legal and professional fees	1,238	1,691
Accrued interest – tax	962	962
Allowance for product returns	849	469
Accrued taxes	821	733
Clinical research organization expenses	684	687
Returned product liability	546	679
Sales force recruiting	222	412
Allowance for product rebates	155	318
Other	1,556	948

Total	$15,414	$16,023

Note 13—Other Liabilities

The components of Other Liabilities at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Unrecognized tax benefit (1)	$3,398	$10,261
Capital leases	6	38

Total	$3,404	$10,299

(1)	See Note 15 to the Company’s consolidated financial statements for further discussion of unrecognized tax benefits.

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

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. As of June 30, 2011, the 2018 Convertible Notes were not convertible.

As required for cash settled convertible notes, the debt and equity components of the 2018 Convertible Notes were bifurcated and accounted for separately. While the 2018 Convertible Notes are outstanding, their discounted carrying values resulting from the bifurcation are accreted back to their principal amounts over periods that end on the scheduled maturity dates, resulting in the recognition of non-cash interest expense. For the three months ended June 30, 2011, total interest expense for the 2018 Convertible Notes was $4.9 million, consisting of $2.7 million of accrued interest based upon the 4.75% coupon rate coupled with $2.2 million of non-cash interest expense related to the amortization of the discount on the notes. For the six months ended June 30, 2011, total interest expense for the 2018 Convertible Notes was $8.0 million, consisting of $4.4 million of accrued interest based upon the 4.75% coupon rate coupled with $3.6 million of non-cash interest expense related to the accretion of the discount on the note.

The principal balance, unamortized discount and net carrying amount of the liability components and the equity components of the 2018 Convertible Notes was as follows as of June 30, 2011 (In thousands):

	Liability Component			Equity Component
June 30, 2011	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount

2018 Convertible Notes	$230,000	$56,677	$173,323	$34,427

Debt Discount

The accretion of debt discount expected to be included in the Company’s consolidated financial statements is as follows for each of the following calendar years:

2018 Convertible Notes	(In thousands)
Remainder of 2011	$4,305
2012	$8,609
2013	$8,609
2014	$8,609
2015	$8,609
Thereafter	$17,936

Financing Costs

Deferred financing costs are amortized to interest expense over the life of the debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $0.2 million and $0.3 million for the three and six months ended June 30, 2011.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 15—Income Taxes

The Company recorded a non-cash income tax benefit of $12.8 million for the six months ended June 30, 2011. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $9.2 million of income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45, Income Taxes. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $9.2 million tax benefit to continuing operations. The Company expects the full year tax benefit allocated to continuing operations for this item to be approximately $23.9 million. A deferred tax liability was also recorded as a result of the 2018 Convertible Notes creating a book carrying value that differs from the tax basis, since tax regulations do not recognize the beneficial conversion feature as an equity element.

(In thousands)
Deferred tax liability set-up related to the convertible notes (net of finance costs)	$23,924
Decrease in valuation allowance allowing an income tax benefit on current year net operating losses	(9,210)
Net deferred tax asset reserved for by a liability for unrecognized tax benefits	(2,700)

Net deferred tax liability on consolidated balance sheet	$12,014

The total amount of federal, state and local unrecognized tax benefits was $3.4 million at June 30, 2011 and $10.2 million at December 31, 2010, including accrued penalties and interest. The decrease of $6.8 million in the Company’s liability for unrecognized tax benefits from December 31, 2010 to June 30, 2011 is primarily the result of a recently completed state tax audit during the first quarter of 2011. The Company also decreased a portion of its liability for unrecognized tax benefits due to a change in estimate resulting from a recently settled federal tax audit during the first quarter of 2011.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Other Income, net, in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. Since adopting ASC 740-10, Income Taxes, the Company has recorded a decrease in liability of approximately $3,000 and $25,000 for the payment of interest and penalties, respectively, which is included as a component of the liability for unrecognized tax benefits within Other Liabilities on its consolidated balance sheets. The accrued liability for interest and penalties for unrecognized tax benefits decreased by $1.2 million and $0.5 million during the six months ended June 30, 2011, respectively, with a corresponding $1.7 million increase recorded to Other Income, net, within the Company‘s statement of operations for the six months ended June 30, 2011. The decrease in interest and penalty is primarily the result of a recently completed state tax audit during the first quarter of 2011.

The Company has filed income tax returns in the United States and various state jurisdictions for all tax years through 2009. In January 2011, the Company settled the 2006 through 2008 examination by the Internal Revenue Service for no additional liability, although certain tax attributes were adjusted (i.e. NOL carryforwards, Orphan Drug Credit carryforward and Capital Loss carryforwards). However, the net results of these adjustments were not material to the Company’s financial statements.

State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. In March 2011, the Company settled the examination with the State of New Jersey for an immaterial amount of sales and use tax liability which included interest and penalty expense. The examination encompassed the review of the Company’s 2005 through 2008 corporate income tax returns, the 2007 through 2009 gross employer tax returns and the April 2006 through March 2010 sales and use tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized.

At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at June 30, 2011, the Company had a valuation allowance against its deferred income tax assets except for the portion of the deferred tax asset that the Company expects to benefit from in the current year of $9.2 million and for the deferred income tax assets of $2.7 million that were offset by an unrecognized tax benefit reserve. As of December 31, 2010, the Company had a valuation allowance against its deferred income tax assets except for the deferred tax assets of $4.2 million that were offset by an unrecognized tax benefit reserve.

As of June 30, 2011 and December 31, 2010, $2.7 million and $4.2 million, respectively, of the net deferred tax assets remaining were offset by an unrecognized tax benefit reserve recorded as components of Long-Term Liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 16—Commitments and Contingencies

Commitments

The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in Other Assets (as restricted cash) on the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense from continuing operations was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2010, respectively. Rent expense is presented net of the sublease arrangement, within Research and Development and Selling, General and Administrative expense in the consolidated statement of operations.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following calendar years are:

(In thousands)
Remainder of 2011	$941
2012	$1,883
2013	$472
2014	$—

At June 30, 2011, the Company had employment agreements with seven senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.6 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In addition, the Company currently has in place severance agreements with three former employees including our former President, which aggregate to approximately $1.8 million, of which $1.4 million will be paid in equal installments over a the next twelve months and $0.4 million will be paid over the next two years.

In 2007, the Company entered into commercial supply and development agreements with Bio-Technology General (Israel) Ltd, (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to the Company’s biologics license application (“BLA”) for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA and the Company is obligated to purchase from BTG at least 80% of its worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company’s reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers it’s KRYSTEXXA requirements that exceed BTG’s capacity. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of June 30, 2011, based on the Company’s latest forecast, the Company expected to purchase an aggregate of approximately $4.9 million of pegloticase drug substance over the following 12 months. During 2008, the Company paid to BTG non-refundable fees of $2.2 million to reserve manufacturing capacity relating to the Company’s potential future orders of pegloticase drug substance. The Company recorded these capacity reservation fees, which may be credited as a discount against future orders of pegloticase drug substance, as research and development expenses as they were incurred. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

In 2007, the Company entered into a services agreement with Fujifilm Diosynth Biotechnologies USA LLC (“Fujifilm”), pursuant to which Fujifilm is preparing to serve as the Company’s secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, the Company entered into a revised services agreement with Fujifilm, pursuant to which the Company delayed the 2009 conformance batch production campaign until 2010. During the first quarter of 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated in December 2010. The Company and Fujifilm renegotiated the agreement in June 2011 and conformance batch production is planned to re-start during the second half of 2011. The Company expects the additional costs associated with its conformance campaign to approximate $10.0 million, which includes non-refundable fees of $1.0 million to reserve manufacturing capacity for the conformance batch campaign. The Company records the fees for capacity reservation, idle and down-time and other technology transfer services rendered by Fujifilm as research and development expenses as they are incurred. Either the Company or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon 45 days advance notice. If the Company terminates the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, the Company must pay Fujifilm a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of June 30, 2011, based on current forecasts, the Company expected to purchase mPEG-NPC at an aggregate cost of approximately $2.8 million over the following 12 months. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or if NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

In 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010). Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, the Company agreed that once KRYSTEXXA received FDA marketing approval, the Company would purchase, product support services from Sigma-Tau. As of June 30, 2011, the Company expected to purchase from Sigma-Tau support services at an aggregate cost of approximately $1.7 million over the next 12 months. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma-Tau a fee. Under the agreement, the Company is also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. During the six months ended June 30, 2011 and 2010, the Company did not incur any capacity reservation fees because such amounts were credited against purchases of final product from Sigma-Tau. Either the Company or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s anniversary date of the agreement. If the Company terminates the agreement, it would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either the Company or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party.

The Company believes that its current arrangements for the supply of clinical and commercial quantities of pegloticase drug substance and finished form KRYSTEXXA will be adequate to satisfy its currently forecasted commercial requirements of KRYSTEXXA and any currently planned future clinical studies.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The Company is a party to an exclusive royalty bearing license agreement with Mountain View Pharmaceuticals (“MVP”) and Duke University (“Duke”), originally entered into in 1997 and amended in 2001, granting the Company rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, the Company also has the exclusive license to the trademark Puricase®, which is a registered trademark of MVP and was available for potential use as the proprietary name of the product candidate the Company now refers to as KRYSTEXXA. However, if the Company elects not to use the trademark Puricase, or if the Company otherwise fails to use the trademark Puricase within one year after the first sale of any product which uses the licensed technology, then MVP would retain all rights to use the trademark Puricase. Under the agreement, the Company is required to use best efforts to diligently market products that use the licensed technology. The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by the Company. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by the Company. Also under the agreement, for sales made by sub-licensees and not by the Company, the Company is required to pay royalties of 20% on any revenues or other consideration it receives from sub-licensees during any quarter. During the year ended December 31, 2010, the Company made aggregate milestone payments of approximately $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States which was one of the five major global markets identified in the agreement. The Company is also required to pay up to an aggregate of approximately $1.8 million to MVP and Duke if it successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. As of June 30, 2011, the Company had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The Company may terminate this agreement in one or more countries with six months prior notice, and it may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either the Company or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement for the other party’s bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to the Company with respect to the terminated countries under the agreement, including regulatory applications and pre-clinical and clinical data, revert to MVP and Duke and the Company is permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

The Company has received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants plus interest are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by the Company’s former subsidiary, BTG, and upon the Company’s divestiture of BTG to Ferring, it agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest, based upon the percentage of manufacturing that does not occur in Israel. The Company’s aggregate principal repayment obligation plus interest to OCS and BIRD, if it manufactures more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.2 million and $9.2 million at June 30, 2011.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 (Joseph R. Berger vs. Savient Pharmaceuticals, Inc.), Dr. Joseph Berger alleged that he had entered into an agreement with the Company in December 1993, under which he assigned an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the “Invention”, to the Company in exchange for its agreement to use him as a researcher in certain clinical trials relating to the Invention, and that the Company had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, the Company uncovered an April 6, 1992 Consulting Agreement between Berger and Savient’s predecessor, Gynex Pharmaceuticals (“Gynex”), wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 agreement, but contended that the $20,000 paid to him under the Agreement was not consideration for the assignment of the Invention. The Company filed a motion for summary judgment on Berger’s claims and, on August 17, 2009, the Court issued an order granting the Company’s motion and dismissing Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting the Company’s motion for summary judgment, and the Company filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and the Company’s cross-appeal on the papers. The Company intends to vigorously defend this action.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition to the Company’s motion to dismiss and the Company filed its reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit and the briefing on that appeal was completed in June 2011. The Second Circuit is unlikely to issue a decision on the appeal before the fall of 2011. The Company intends to continue to vigorously defend against this action.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officers insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2011, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 17—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of KRYSTEXXA, Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA.

Note 18—Investment Income, Net

The Company’s investment income, net for the three and six months ended June 30, 2011 and 2010, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Interest and dividend income from cash, cash equivalents and investments	$38	$31	$68	$49

Note 19—Other (Expense) Income, Net

The Company’s other (expense), income net for three and six months ended June 30, 2011 and 2010, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Realized gain on change in valuation of warrant liability	$—	$6,200	$—	$8,327
Reversal of interest expense and penalties on unrecognized tax liability	—	—	1,782	—
Amortization of deferred financing costs on convertible debt	(193)	—	(320)	—
Other non-operating expenses	(9)	(61)	(32)	(123)

Total other (expense) income, net	$(202)	$6,139	$1,430	$8,204

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, development of products, strategic alliances, intellectual property, competitive position, plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, any statements about our ability to obtain necessary foreign regulatory approvals for KRYSTEXXA® (pegloticase), our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, our ability to achieve profitability and raise additional capital needed to achieve our business objectives, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. Additionally, we are also investigating the expansion of the clinical utility for KRYSTEXXA. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors.

The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated enzyme that converts uric acid to allantoin. KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. Chronic gout that is refractory to conventional therapy occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors, at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of an elevation of blood concentration of uric acid that is not accompanied by signs or symptoms of gout. This condition is referred to as asymptomatic hyperuricemia.

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

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of patients in the United States who are refractory to conventional therapy, thereby suffering from Refractory Chronic Gout, or RCG. This study was conducted using both secondary data sources and primary market research. The secondary data was used to quantify the diagnosed prevalent gout population and the treated gout population. This included a review of all available published literature, NHANES, the nationally representative survey sponsored by the United States Centers for Disease Control and Prevention, Medicare claims data and commercial claims data. The study was completed in July 2011 and indicated that there are approximately 120,000 RCG patients in the U.S., which represents approximately 4.2% of the overall annual treated gout population in the U.S. The total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement and market acceptance by physicians, infusion site personnel, healthcare pavers and others in the medical community.

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

We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. To support the commercial launch of KRYSTEXXA, we have hired a 62-person sales force, all with biologics drug experience, six regional business directors, six regional medical scientists and six managed care executives. We have also hired an additional 12 field reimbursement specialists and may increase the number of sales force professionals in the future, if deemed necessary. This sales force will allow us to target the rheumatologists and nephrologists with access to infusion centers that treat adult patients suffering from chronic gout refractory to conventional therapy. To date, our sales force has reached over 90% of our key rheumatologists, and 57% of key nephrologists. On June 20, 2011, the Company implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provides patients with RCG with two free doses of KRYSTEXXA. We believe this initiative may be a way for patients and physicians to begin therapy and have the opportunity to experience the potential benefits of KRYSTEXXA.

We have built an inventory of finished KRYSTEXXA product as of June 30, 2011, that is packaged and labeled for distribution and additional supplies of bulk product that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. We believe this inventory will be sufficient for us to meet internal estimates of market demand through the second quarter of 2012. To date, several large private managed care organizations have added KRYSTEXXA as a covered medical benefit and other managed care organizations are actively evaluating medical benefits coverage. In December 2010, we filed for a temporary “C” code and a permanent “J” code application with the U.S. Centers for Medicare & Medicaid Services, or CMS, for reimbursement of the cost of treatment with KRYSTEXXA. On April 1, 2011, we received a notice from CMS that a temporary “C” code was assigned to KRYSTEXXA. We also were awarded a contract from the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. We received this contract award from the VA in March 2011 with the contract effective as of April 1, 2011. The contract calls for us to sell KRYSTEXXA to the VA at a price of $1,748 per vial, an approximate 24% discount to our list selling price for our other customers.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011 we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. We received validation of the MAA that was filed with the European Medicines Agency, or EMA, for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, which results in the initiation of the EMA’s regulatory review process. In December 2010, the Pediatric Committee of the European Medicines Agency approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which is a condition to filing for marketing approval in the European Union.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will decrease in future periods.

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the sales and research and development activities of KRYSTEXXA. Total revenues from continuing operations were $3.3 million for the six months ended June 30, 2011, an increase of $1.2 million, or 57%, from $2.1 million for the same period in the prior year.

Recent Changes in Our Senior Management

In April 2011, we appointed Richard Crowley as Executive Vice President of Biopharmaceutical Operations, effective April 30, 2011. Mr. Crowley will lead the overall management of the Company’s manufacturing, regulatory, quality, product management and KRYSTEXXA product teams. Mr. Crowley previously served as Senior Vice President of Biopharmaceutical Operations at ImClone Systems, a wholly-owned subsidiary of Eli Lilly and Company. Prior to that, Mr. Crowley served as Vice President of Manufacturing and General Manager at ImClone Systems. Mr. Crowley has also held positions at BASF Bioresearch Corporation, Genencor International, Eastman Kodak Company and Monsanto Company.

On May 30, 2011, we entered into an agreement with Paul Hamelin, our former President, providing for the termination of his employment on mutually agreed terms. Mr. Hamelin’s termination is deemed an “involuntary termination by us without Cause” (as defined in the Employment Agreement dated as of May 23, 2006 between Mr. Hamelin and us, as amended on February 15, 2008 and on December 19, 2008 (as so amended, the “Employment Agreement”)), and as a result, Mr. Hamelin is entitled to receive the compensation and benefits required under the Employment Agreement in the event of an involuntary termination by us without Cause. Mr. Hamelin is not entitled to any payments or benefits, except those required by the terms of the Employment Agreement. Mr. Hamelin’s options to purchase shares of our common stock will be exercisable until November 30, 2011, after which their exercisability will terminate. In addition, the vesting of 37,500 stock options previously granted to Mr. Hamelin and scheduled to vest on December 19, 2011 was accelerated and such options vested immediately on May 30, 2011. In consideration for receiving accelerated stock option vesting and extended exercisability, Mr. Hamelin has released the Company from all claims and causes of action that he may have had against us.

On August 1, 2011 we appointed Dr. Kenneth M. Bahrt Executive Vice President and Chief Medical Officer of the Company. Dr. Bahrt will report directly to Mr. John H. Johnson, Chief Executive Officer and President of Savient, and will lead the overall management of Savient’s clinical development, drug safety and medical affairs teams. Dr. Bahrt previously served as Therapeutic Area Head for US Medical Affairs (Immunology) at Genentech. He also previously served as Global Medical Director (Inflammation and Immunology) for F. Hoffmann - La Roche, Inc. Additionally, Dr. Bahrt worked in leadership positions of increasing breadth and responsibility at Bristol Meyers Squibb Co., where he was the Executive Director of Global Medical Affairs (Immunology), and Pfizer, where he served as Medical Director and Team Leader for rheumatology portfolio products. Prior to joining the pharmaceutical industry, Dr. Bahrt had a rheumatology practice for 15 years. Dr. Bahrt is board certified rheumatologist.

Results of Operations

During 2010 and the six months ended June 30, 2011, we incurred substantial expenses relating to the commercialization and clinical development of KRYSTEXXA. We expect to continue to incur significant losses in 2011, as we anticipate continued substantial expenses relating to the commercialization and further development of KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

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

During the three and six months ended June 30, 2011 and 2010, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(In thousands)
Cost of goods sold	$1,008	3.1%	$381	3.1%	$1,424	2.6%	$577	2.4%
Research and development	7,729	23.7%	7,233	59.5%	11,457	21.5%	13,563	57.4%
Selling, general & administrative	23,856	73.2%	4,553	37.4%	40,493	75.9%	9,499	40.2%

Total costs and expenses	$32,593	100.0%	$12,167	100.0%	$53,374	100.0%	$23,639	100.0%

Our revenues for the three and six months ended June 30, 2011 were derived primarily from product sales of KRYSTEXXA, Oxandrin and our authorized generic version of oxandrolone. Following the full commercial launch of KRYSTEXXA in February 2011, we expect sales from KRYSTEXXA to increase in future periods. As a result of increased competition to Oxandrin and oxandrolone from generics, we expect our Oxandrin and oxandrolone revenues to decrease in future periods and be of diminished significance to our results of operations in future periods.

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

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(In thousands)
KRYSTEXXA	$1,091	55.0%	$—	—	$1,350	41.2%	$—	—
Oxandrolone	748	37.7%	648	65.7%	1,812	55.4%	1,302	62.6%
Oxandrin	145	7.3%	339	34.3%	112	3.4%	778	37.4%

	$1,984	100.0%	$987	100.0%	$3,274	100.0%	$2,080	100.0%

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

Revenues

Total revenues increased $1.0 million, or 101%, to $2.0 million for the three months ended June 30, 2011, as compared to $1.0 million for the three months ended June 30, 2010. The higher net sales for the three months ended June 30, 2011 resulted from our full commercial launch of KRYSTEXXA in February 2011 generating approximately $1.1 million in incremental net sales during the period.

Oxandrolone, our authorized generic version of Oxandrin, also generated higher net sales for the three months ended June 30, 2011, increasing $0.1 million from the three months ended June 30, 2010 to $0.7 million.

Offsetting the higher net sales of oxandrolone was a $0.2 million decrease in net sales of our branded product Oxandrin as compared to the three months ended June 30, 2010. We expect that sales of Oxandrin and oxandrolone will decrease in future periods depending on various factors, including the pricing of competing generic products, the number of competing products and overall demand in the marketplace.

Cost of goods sold

Cost of goods sold increased by $0.6 million to $1.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase is primarily due to higher stability testing expenses and manufacturing indirect overhead costs relating to KRYSTEXXA.

Research and development expenses

Research and development expenses increased by $0.5 million, or 6.9%, to $7.7 million for the three months ended June 30, 2011, from $7.2 million for the three months ended June 30, 2010. The increase is primarily due to fees paid to our potential secondary source supplier of pegloticase drug substance during the current quarter to reserve manufacturing capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $19.3 million to $23.9 million for the three months ended June 30, 2011, from $4.6 million for the three months ended June 30, 2010. The increase in costs was primarily due to increased selling and marketing expenses associated with the full commercial launch of KRYSTEXXA coupled with increased headcount as a result of the hiring of our KRYSTEXXA sales force and reimbursement specialists.

Interest expense on convertible notes

Interest expense was $4.9 million for the three months ended June 30, 2011, consisting of $2.7 million of interest expense from the 4.75% coupon on our 2018 Convertible Notes and $2.2 million of non-cash accretion of the debt discount also associated with our 2018 Convertible Notes.

Other (expense) income, net

Other (expense) income, net reflected an expense of $0.2 million for the three months ended June 30, 2011 as compared to income of $6.1 million for the three months ended June 30, 2010. The $0.2 million expense in the current period represents the amortization of deferred financing costs on our convertible notes. The income for the three months ended June 30, 2010 reflects the mark-to-market adjustment on our previous warrant liability which was settled in its entirety during the fourth quarter of 2010.

Income tax benefit

We recorded an income tax benefit of $5.4 million for the three months ended June 30, 2011 as compared to a zero income tax benefit for the three months ended June 30, 2010. This income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $5.4 million tax benefit to continuing operations. The $5.4 million tax benefit for the three months ended June 30, 2011 does not result in additional cash flow for the Company.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

Revenues

Total revenues increased $1.2 million, or 57%, to $3.3 million for the six months ended June 30, 2011, as compared to $2.1 million for the six months ended June 30, 2010. The higher net sales for the six months ended June 30, 2011 resulted from our full commercial launch of KRYSTEXXA during February 2011, generating approximately $1.4 million in incremental net sales during the period.

Cost of goods sold

Cost of goods sold increased by $0.8 million, or 147%, to $1.4 million for the six months ended June 30, 2011 as compared to $0.6 million for the six months ended June 30, 2010. This increase is primarily due to higher stability testing expenses and manufacturing indirect overhead costs relating to KRYSTEXXA.

Research and development expenses

Research and development expenses decreased by $2.1 million, or 16%, to $11.5 million for the six months ended June 30, 2011, from $13.6 million for the six months ended June 30, 2010. The decrease related to lower costs associated with the technology transfer process at our potential secondary source supplier of pegloticase drug substance and a decrease in outside laboratory costs associated with the wind down of our open label extension clinical study in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $31.0 million to $40.5 million for the six months ended June 30, 2011, from $9.5 million for the six months ended June 30, 2010. The increase was primarily due to increased selling and marketing expenses associated with the full commercial launch of KRYSTEXXA coupled with increased headcount as a result of the hiring of our KRYSTEXXA sales force and reimbursement specialists.

Interest expense on convertible notes

Interest expense was $8.0 million for the six months ended June 30, 2011, consisting of $4.4 million of interest expense from the 4.75% coupon on our 2018 Convertible Notes and $3.6 million of non-cash accretion of the debt discount also associated with our 2018 Convertible Notes.

Other income, net

Other income, net was $1.4 million for the six months ended June 30, 2011 as compared to $8.2 million for the six months ended June 30, 2010. Other income for the six months ended June 30, 2011 reflects a benefit received as a result of the reversal of a $1.8 million liability for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability offset by $0.3 million of expense as a result of the amortization of deferred financing costs on our convertible notes. The income for the six months ended June 30, 2010 represents the mark-to-market adjustment on our previous warrant liability, which was settled in its entirety during the fourth quarter of 2010.

Income tax benefit

We recorded an income tax benefit of $12.8 million for the six months ended June 30, 2011 as compared to a zero income tax benefit for the six months ended June 30, 2010. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $9.2 million income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45 Income Taxes. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $9.2 million tax benefit to continuing operations. The $12.8 million tax benefit for the six months ended June 30, 2011 does not result in additional cash flow for the Company.

Liquidity and Capital Resources

As of June 30, 2011, we had $240.3 million in cash, cash equivalents and short-term investments as compared to $64.9 million as of December 31, 2010. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018. We received cash proceeds from the sale of the notes of $222.7 million, net of expenses. The aggregate principal amount of the notes sold reflects the full exercise by the underwriters of their option to purchase $30 million principal amount of notes to cover over-allotments. The notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The notes will mature on February 1, 2018. The notes are convertible into shares of our common stock under specified circumstances, initially at a rate of 86.6739 shares of common stock per $1,000 principal amount of notes; equivalent to an initial conversion price of approximately $11.54 per share of common stock. We may not redeem the notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, we may redeem for cash all or part of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

We are using the net proceeds of the issuance of the notes to commercialize KRYSTEXXA in the United States, including for the recruiting and hiring of our sales force, expanding our marketing organization and completing the establishment of a commercial infrastructure, funding of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States, particularly in the European Union, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from the offering. Pending the application of the net proceeds, we intend to invest the net proceeds in short-term U.S. government security money market funds and bank certificates of deposit.

In October 2009, we completed an underwritten public offering of 4,945,000 shares of our common stock for net proceeds of $61.4 million. We are continuing to use the net proceeds from the offering to develop a program of regulatory filings and review of KRYSTEXXA in other countries, to explore the expansion of the clinical utility of KRYSTEXXA, to engage a global secondary source supplier and a secondary fill and finish manufacturer for KRYSTEXXA and for working capital and other general corporate purposes.

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

Based on our current plans for completing the commercial launch of KRYSTEXXA, including our anticipated expenses for the continued build of a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, and the cost of pursuing additional development and filing for regulatory approval in the European Union and in other countries, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations for at least the next twenty-one months.

We believe we have sufficient quantities of KRYSTEXXA to complete a commercial launch in accordance with our launch plan. We also believe that this inventory will be sufficient for us to meet market demand through the second quarter of 2012.

Tax Benefits

        The Company recorded an income tax benefit of $12.8 million for the six months ended June 30, 2011 as compared to a zero income tax benefit for the six months ended June 30, 2010. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $9.2 million income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45 Income Taxes. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $9.2 million tax benefit to continuing operations. The $12.8 million tax benefit for the six months ended June 30, 2011 does not result in additional cash flow for the Company. The Company expects the full year tax benefit allocated to continuing operations for this item to be approximately $23.9 million.

In February 2010, we received an additional $2.0 million refund of federal income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

Cash Flows

Cash used in operating activities for the six months ended June 30, 2011 was $47.6 million, which reflects our net loss for the period of $43.8 million, as well as a non-cash gain of $1.8 million as a result of an unrecognized tax benefit. Cash used in investing activities of $21.7 million during the six months ended June 30, 2011 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities for the six months ended June 30, 2011 was $223.1 million mainly due to the cash proceeds received from the issuance of the convertible notes of $222.7 million.

Cash used in operating activities for the six months ended June 30, 2010 was $24.8 million, which reflects our net loss for the period of $13.3 million and a non-cash gain of $8.3 million as a result of the mark-to-market valuation of our former warrant liability. Cash used in investing activities of $19.9 million during the six months ended June 30, 2010 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. We received $5.6 million in cash proceeds from financing activities due to the issuance of common stock, primarily resulting from the exercise of stock options of $1.4 million and $4.3 million from the exercise of a warrant.

Funding Requirements

We are now focusing our efforts on commercializing KRYSTEXXA which was made available by prescription in the United States on December 1, 2010, and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union.

Our future capital requirements will depend on many factors, including:

•	whether we are successful in marketing and selling KRYSTEXXA after the full commercial launch of the product,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of clinical trials directed to potential expansion of clinical utility opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the United States.

As we are independently pursuing the commercialization of KRYSTEXXA, our cash needs will increase, and we may need to seek additional funding through customary methods, or to explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

The below table presents our contractual obligations and commitments as of June 30, 2011:

Payments Due by Period

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$76	$69	$7	$—	$—
Operating lease obligations	3,315	962	2,353		—
Purchase commitment obligations (1)	55,339	28,395	15,568	5,688	5,688
Other commitments (2)	3,486	1,870	1,616	—	—

Total	$62,216	$31,296	$19,544	$5,688	$5,688

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments represent obligations related to developmental milestone payments that have been met as of the balance sheet date. Other commitments include an aggregate of approximately $1.8 million in sales-based milestone payments that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, on the attainment of specified KRYSTEXXA sales targets, the timing of which is based on our best estimates and assumptions and could shift from period to period. Sales-based royalty payments to Duke and MVP are not included in the table above due to the contingent nature of such obligations. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. We are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sublicensees during any quarter. Other commitments also reflects employment agreements with seven senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $2.6 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In addition, we currently have in place severance agreements with three former employees including our former President, which aggregate to approximately $1.8 million, of which $1.4 million will be paid in equal installments over a the next twelve months and $0.4 million will be paid over the next two years.

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA if and when commercial sale commences. The OCS grants were received by our former subsidiary, BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of its annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest based upon the percentage of manufacturing that does not occur in Israel. Our aggregate principal repayment obligation plus interest to OCS if we successfully launch KRYSTEXXA and, per our agreements with BTG, manufacture more than 20% of its annual worldwide bulk product requirements outside of Israel, would be between $4.2 million and $9.2 million at June 30, 2011. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

We have a liability for unrecognized tax benefits of $3.4 million as of June 30, 2011. We are unable to estimate the amount or the timing of any future payments for this liability, if any.

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

Manufacturing costs are a significant component of research and development expenses and include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether KRYSTEXXA would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. Following regulatory approval by the FDA of KRYSTEXXA, we are capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs in cases where the manufacturing costs meet the definition of an inventory asset. We will continue to record as research and development expenses those manufacturing costs incurred at third parties, such as Fujifilm Diosynth USA LLC, or Fujifilm, who we are trying to qualify as our secondary source supplier of pegloticase drug substance, or in jurisdictions that have not received regulatory approval for the commercialization of KRYSTEXXA.

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. As a result of the FDA’s approval on September 14, 2010 of KRYSTEXXA for marketing in the United States, we will defer and capitalize all future fees incurred to reserve manufacturing capacity at our third-party suppliers. We have not deferred any research and development costs as of June 30, 2011 and December 31, 2010 and had no amortization expense for the six-month periods ended June 30, 2011 and 2010, respectively, based on services performed.

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

We grant stock options that contain service conditions to employees and directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. During the six months ended June 30, 2011 and 2010, we issued 33,000 shares and 188,000 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds of $0.2 million and $1.2 million, respectively. For the six months ended June 30, 2011 and 2010, approximately $1.6 million and $1.3 million, respectively, of stock option compensation cost was charged against income. As of June 30, 2011, there was $5.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation expense which is expected to be recognized over a weighted-average period of approximately 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During the six months ended June 30, 2011, we recorded $0.3 million of compensation expense related to the vesting of stock option awards that contained performance or market conditions, the vesting of which was contingent upon the achievement of various specific strategic objectives by June 30, 2011, including the filing of our MAA for KRYSTEXXA in the European Union and other business development objectives. At June 30, 2011, approximately 400,000 shares underlying stock options with performance or market conditions remained unvested.

We grant restricted stock awards that contain service conditions to our employees and to our directors. Additionally, we also grant RSUs to directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU awards that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the six months ended June 30, 2011, we issued 751,000 shares of restricted stock at a weighted-average grant date fair value of $8.74 per share amounting to $6.6 million in total aggregate fair market value. During the six months ended June 30, 2011 and 2010, approximately $1.2 million and $1.1 million, respectively, of deferred restricted stock compensation cost was charged against income. At June 30, 2011, approximately 917,000 shares remained unvested and there was approximately $6.9 million of unrecognized compensation cost related to restricted stock and RSUs that contain service conditions.

During the six months ended June 30, 2011 and 2010, we recorded $187,000 and $50,000, respectively, of compensation expense related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of certain specific strategic objectives and other business development objectives. At June 30, 2011, approximately 317,000 shares of restricted stock with performance or market conditions remained unvested and could result in approximately $3.1 million of additional compensation expense if the performance targets are met or expected to be achieved.

Income Taxes. In the six months ended June 30, 2011, we recorded an income tax benefit of $12.8 million for the six months ended June 30, 2011 as compared to a zero income tax benefit for the six months ended June 30, 2010. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $9.2 million income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45 Income Taxes. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $9.2 million tax benefit to continuing operations. The $12.8 million tax benefit for the six months ended June 30, 2011 does not result in additional cash flow for the Company. The Company expects the full year tax benefit allocated to continuing operations for this item to be approximately $23.9 million.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of June 30, 2011 of $202 million. The increase in the valuation allowance from December 31, 2010 was primarily due to an increase in net operating loss carry forwards and the uncertainty that these additional deferred tax assets will be realized.

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

The total amount of federal, state and local liabilities for unrecognized tax benefits was $3.4 million as of June 30, 2011, including accrued penalties and interest. The decrease of $6.8 million in the Company’s liability for unrecognized tax benefits from December 31, 2010 to June 30, 2011 is primarily the result of a recently completed state tax audit in the first quarter of 2011 which resulted in a decrease to state unrecognized tax positions from prior years that are considered effectively settled. The Company also decreased a portion of its liability for unrecognized tax benefits due to a change in estimate which is the direct result of the recently settled Federal Income Tax Audit in January of 2011

The net decrease of $1.0 million in the liability for unrecognized tax benefits subsequent to adoption of the new accounting guidance on accounting for uncertainties in income taxes as codified under ASC 740-10, Income Taxes, resulted in a corresponding increase to the income tax benefit within our consolidated statements of operations as well as a reduction to the interest and penalty expense in our consolidated statements of operations.

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

Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale and held-to-maturity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes determinations relating to recording impairment losses for OTT through the consideration of various factors such as management’s intent to sell an investment before the recovery of its cost basis. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the six months ended June 30, 2011 and 2010, we did not experience or record realized investment losses due to OTT declines in fair value.

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

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The aggregate net product return allowance reserve was $0.8 million and $0.5 million as of June 30, 2011 and December 31, 2010, respectively.

Allowances for Medicaid and Other Government Rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.2 million as of June 30, 2011 and $0.3 million as of December 31, 2010.

Inventory Valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves as of June 30, 2011 and December 31, 2010 were $1.0 million and $1.3 million, respectively.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective prospectively for our consolidated financial statements for the year beginning January 1, 2012 and is not expected to have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard, or IFRS, which represents clarifications of ASC Topic 820, Fair Value Measurement, and includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011.04 is effective prospectively for our consolidated financial statements for the year beginning January 1, 2012. We are currently assessing the potential impact from the adoption of ASU 2011-04 on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is not expected to have a significant effect on our consolidated financial statements.In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and President, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and President and our CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and President and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 (Joseph R. Berger vs. Savient Pharmaceuticals, Inc.), Dr. Joseph Berger alleged that he had entered into an agreement with us in December 1993, under which he assigned to us an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the Invention, in exchange for our agreement to use him as a researcher in certain clinical trials relating to the Invention, and that we had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, we uncovered an April 6, 1992 Consulting Agreement between Berger and our predecessor, Gynex Pharmaceuticals (“Gynex”), wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 Agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 Agreement, but contended that the $20,000 paid to him under the agreement was not consideration for the assignment of the Invention. We filed a motion for summary judgment on Dr. Berger’s claims and, on August 17, 2009, the Court issued an order granting our motion and dismissing Dr. Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting our motion for summary judgment, and we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and the our cross-appeal on the papers. We intend to vigorously defend this action.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit, and the briefing on that appeal was completed in June 2011. The Second Circuit is unlikely to issue a decision on the appeal before the fall 2011. We intend to continue to vigorously defend against this action.

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

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. The secondary focus of our business is the pursuit of regulatory approval for KRYSTEXXA in the European Union and other foreign jurisdictions and the investigation of the expansion of the clinical utility for KRYSTEXXA. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product and our primary focus on the United States market in the near term, much of our near term results and value as a company depend on our ability to execute our commercial strategy for KRYSTEXXA in the United States.

We completed the full promotional launch of KRYSTEXXA in the United States in the first quarter of 2011. However, the successful execution of our launch strategy is a complex and ongoing process and will require substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding or seek a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding.

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

We intend to market KRYSTEXXA outside the United States either by ourselves or with third-party collaborators. In order to market KRYSTEXXA in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In early May 2011 we submitted our MAA for marketing authorization for KRYSTEXXA in the European Union. In late May 2011, the EMA validated and accepted for review our MAA and initiated the regulatory review process of KRYSTEXXA in the European Union. Our MAA could fail to be approved by the EMA, or such approval could be delayed. If our MAA is not approved, or if such approval is delayed, then market acceptance of KRYSTEXXA in the European Union may be harmed and we will not achieve the revenues that we anticipate.

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

Until recently, we had limited marketing and no sales capabilities. We have completed the hiring and training of our sales and marketing personnel and have substantially completed the establishment of our infrastructure and expansion of other capabilities for the commercialization of KRYSTEXXA in the United States. These efforts have been and will continue to be difficult, expensive and time consuming. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA and may not be able to attract, hire and train qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA, or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing the necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If we do not rapidly succeed in establishing the necessary infrastructure and capabilities, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers will be impaired and result in lower than expected revenues.

*Our business may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict. We currently estimate the total addressable market for KRYSTEXXA to be approximately 120,000 patients in the United States, which we are basing on a market sizing study that was completed in July 2011. However, the actual number of patients in the U.S. market may be substantially lower than our estimate. In addition, the total addressable market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, the potential success of label expansion activities, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community.

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

The commercial success of KRYSTEXXA will depend upon the degree of market acceptance by patients in this largely previously untreated adult patient population, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

Those patients who suffer from chronic gout and who are refractory to conventional therapy comprise a largely previously untreated patient population. KRYSTEXXA may not gain or maintain market acceptance by these patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that a significant number of potential patients for KRYSTEXXA may be treated by primary care practitioners and we will need to educate these physicians about KRYSTEXXA in order to facilitate referrals of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these primary care practitioners about KRYSTEXXA, or if they do not refer patients to sites of care, we would not expect to achieve an appropriate level of market acceptance for KRYSTEXXA. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit the commercial success of KRYSTEXXA and result in lower than expected future revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

•	its efficacy and potential advantages over alternative treatments,

•

the extent to which physicians are successful in treating patients with alternative products or treatments, such as allopurinol and Uloric® (febuxostat), which, because they are pills, offer greater relative convenience and ease of administration and are substantially less expensive compared to KRYSTEXXA,

•	whether patients receive multiple courses of KRYSTEXXA treatment or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	the extent to which physicians and patients experience similar or better clinical results and experience to that reported on the approved product labeling.

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States of approximately $2,300 for a single dose of treatment once every two weeks,

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

*Although a number of private managed care organizations and government payors have added medical benefits coverage for KRYSTEXXA, we are continuing to seek reimbursement arrangements with them and additional third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

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

For instance, Medicaid coverage for KRYSTEXXA is currently pending. If state-specific Medicaid programs do not provide adequate coverage and reimbursement, if any, for KRYSTEXXA, it may have a negative impact on our operations. Recently enacted legislation has increased the amount that pharmaceutical manufacturers are required to rebate to Medicaid and this may have a negative effect on our revenues. Specifically, the minimum rebate for single-source covered outpatient drugs in the Medicaid program has been increased from 15.1% to 23.1% of average manufacturer price effective January 1, 2010.

In March 2011, we were awarded a contract from the U.S. Department of Regulatory Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. This contract award is effective on April 1, 2011 and calls for us to sell KRYSTEXXA to the VA at a price of $1,748 per vial, an approximate 24% discount to our list selling price for our other customers. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our profitability will be materially and adversely affected.

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance and which would lower our revenues. Where third-party payors require substantial co-insurance or co-pay amounts, we subsidize these amounts for some needy patients, which reduces our profit margin on KRYSTEXXA for those patients. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that KRYSTEXXA will be reimbursed in all cases or at a rate that allows us to sell KRYSTEXXA at an acceptable price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for KRYSTEXXA, our ability to generate revenues and become profitable will be compromised.

The scope of coverage and payment policies varies among private third-party payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries, which are traditionally at a substantially discounted rate. Furthermore, many such payors are investigating or implementing methods for reducing healthcare costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by healthcare providers. If third-party payors do not provide adequate coverage or reimbursement for KRYSTEXXA, it could have a negative effect on our revenues and results of operations.

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

In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety and/or efficacy, as well as a commitment for an observational trial in patients treated for one year to further evaluate the identification of any serious adverse events associated with the administration of KRYSTEXXA therapy. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

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

*We may need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA, including completing the further development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

As of June 30, 2011, we had $240.3 million in cash, cash equivalents and short-term investments, as compared to $64.9 million as of December 31, 2010. As of June 30, 2011, we had an accumulated deficit of $359.4 million. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, we have increased our cash position through the offer and sale of our 4.75% Convertible Senior Notes due 2018. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position and we do not have further non-core assets to divest.

Although our Board of Directors expects to continue to evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercial launch of KRYSTEXXA in the United States, have submitted and had validated and accepted for review by the EMA our MAA for KRYSTEXXA in the European Union and are pursuing additional regulatory filings in other jurisdictions. Our future capital requirements will depend on many factors, including:

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

Based on our current plans for completing the commercial launch of KRYSTEXXA, including our anticipated expenses for completing the recruitment of sales and marketing personnel and completing development of a commercial infrastructure, sales and marketing expenses, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States and the cost of pursuing additional development regulatory approval in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations for at least the next twenty-one months.

We expect that the cash needed to successfully complete the commercial launch of KRYSTEXXA in the United States and seek regulatory approvals in countries other than the United States will be substantial, and we may require the need to seek additional funding through customary methods or explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

We participate in the federal Medicaid Rebate Program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service Act pharmaceutical pricing program, which requires us to sell our products to certain customers at prices lower than we otherwise might be able to charge. If products are made available to authorized users of the Federal Supply Schedule, additional pricing laws and requirements apply. Pharmaceutical companies have been prosecuted under federal and state false claims laws in connection with allegedly inaccurate information submitted to the Medicaid Rebate Program, for knowingly submitting or using allegedly inaccurate pricing information in connection with federal pricing and discount programs or for failing to file or timely file periodic drug pricing reports to the Medicaid Rebate Program.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, determining whether a revision is necessary or we or our contractors may fail to timely file such calculations which could result in retroactive rebates (and interest, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If this were to occur or if we were to fail to file or timely file periodic drug pricing reports as required, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or the entry into a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

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

We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the EMA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. For example, in December 2010, the Pediatric Committee of the EMA approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which was a condition to our ability to file for marketing approval in the European Union. Any requirements to conduct supplemental trials would add to the cost of developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in additional restrictions on the marketing approval of KRYSTEXXA, including new safety labeling. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to the expansion of our REMS program to include distribution and use restrictions, and could even cause our marketing approval to be revoked.

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

We depend on key members of our management team, including John H. Johnson, who was appointed by our Board of Directors as our Chief Executive Officer effective January 31, 2011 and Chief Executive Officer and President effective May 30, 2011 As a result of changes in our senior management, in recent years we have relied more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and Lee S. Simon, M.D., who has been providing consulting services to us since January 2009. The loss of the services of Mr. Jaeger or Dr. Simon, or any member of our senior management team, particularly Mr. Johnson, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA. We have employment agreements with Mr. Johnson and other key members of our management team and a consulting agreement with Dr. Simon, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including:

•	Bio-Technology General (Israel) Ltd., or BTG, for the production of the pegloticase drug substance,

•	NOF Corporation of Japan, or NOF, for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, or drug substance, and

•	Sigma-Tau PharmaSource, Inc., or Sigma-Tau, for the production of the KRYSTEXXA drug product.

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

In the second half of 2010, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we have completed a review of these batch failures. Although we believe that we have identified the root cause of the batch failures, we may not have done so, or there may be additional factors causing these batch failures. Under our direction, our third-party contract manufacturers are in the process of implementing remediation steps that we believe will minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate these batch failures.

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

We have engaged a secondary source supplier of the drug substance used in the manufacture of KRYSTEXXA. In connection with the FDA’s consideration of this secondary source supplier of drug substance, this supplier is required to produce validation batches of the drug substance to demonstrate to the FDA that the materials produced by this supplier are comparable to those produced at BTG. If we cannot establish to the satisfaction of the FDA that the drug substance manufactured by the secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in the United States. During the first quarter of 2010, the performance batch production campaign commenced, and as a result of batch failures, based on one manufacturing specification, the campaign was terminated in December 2010. The Company renegotiated the agreement in June 2011 and conformance batch production is planned to re-start during the second half of 2011. The Company expects the additional costs associated with its conformance campaign to approximate $10.0 million, which includes non-refundable fees of $1.0 million to reserve manufacturing capacity for the conformance batch campaign. The timing of the conformance batch production and the expected campaign cost will be dependent on us reaching a satisfactory amendment to the service agreement. We do not expect FDA approval of the secondary source manufacturing facility to be completed until the second half of 2012, at the earliest. If the FDA requires that we conduct clinical or non-clinical trials to demonstrate that the drug substance manufactured by the secondary source supplier is equivalent to the drug substance manufactured by BTG, we could incur significant additional costs or delays in qualifying the secondary source supplier for the drug substance.

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

We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or MVP, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide MVP and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. Under the agreement, we are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sub-licensees during any quarter. As of June 30, 2011 we had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement, including the approval of our biologics license application, or BLA, for KRYSTEXXA.

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

Our stock price has been, and will likely continue to be, volatile. Since January 1, 2009, our common stock has traded as high as $23.46 per share and as low as $3.45 per share. The stock market in general, and the market for biotechnology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States,

•	the timing of any future capital raising transactions by us, and the structure of such transactions and amount of capital raised,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries, and

•	other factors described in this “Risk Factors” section.

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

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing Lawrence J. Koncelik, Jr. as lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. Thereafter the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The Court heard oral arguments on the motion on February 24, 2010. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The briefing on that appeal was completed June 2011. The second circuit is unlikely to issue a decision for this appeal before fall of 2011. We intend to continue to vigorously defend against this action.

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

We face an inherent risk of product liability exposure related to product sales of Oxandrin, oxandrolone and KRYSTEXXA. We also face the risk of product liability exposure related to the testing of KRYSTEXXA. If we cannot successfully defend ourselves against claims that our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By:	/ S / JOHN H. JOHNSON

John H. Johnson
Chief Executive Officer & President
(Principal Executive Officer)

By:	/ S / DAVID G. GIONCO

David G. Gionco
Group Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Dated: August 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of Jul 1, 2011, by and between the Company and Dr. Kenneth M. Bahrt

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment