Form 10-Q/A
period 2011-06-30
SAVIENT PHARMACEUTICALS INC
filed 2011-09-07
CIK 722104

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as originally filed with the Securities and Exchange Commission on August 8, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 provides the following financial information from Savient Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets at June 30, 2011 and December 31, 2010

(ii)	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010

(iii)	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011

(iv)	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010

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
David G. Gionco
Group Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Dated: September 7, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement, dated as of July 1, 2011, by and between the Company and Dr. Kenneth M. Bahrt

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Statement pursuant to 18 U.S.C. §1350

32.2*	Statement pursuant to 18 U.S.C. §1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Submitted electronically herewith