Form 10-Q
period 2011-09-30
SAVIENT PHARMACEUTICALS INC
filed 2011-11-08
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of November 5, 2011 was 71,471,431.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,773	$44,791
Short-term investments	47,935	20,070
Accounts receivable, net	3,709	909
Inventories, net	8,004	3,140
Prepaid expenses and other current assets	5,295	2,415

Total current assets	219,716	71,325

Deferred income taxes, net	—	4,200
Property and equipment, net	680	809
Deferred financing costs, net	4,246	—
Other assets (including restricted cash)	1,280	1,284

Total assets	$225,922	$77,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,947	$1,601
Deferred revenues	335	428
Deferred income taxes	5,769	—
Accrued interest on convertible notes	1,912	—
Other current liabilities	14,861	16,023

Total current liabilities	29,824	18,052

Convertible notes, net of discount of $56,155	173,845	—
Other liabilities	3,412	10,299
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 71,473,000 issued and outstanding at September 30, 2011 and 70,259,000 shares issued and outstanding at December 31, 2010	715	703
Additional paid-in-capital	404,873	364,139
Accumulated deficit	(386,747)	(315,576)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	18,841	49,267

Total liabilities and stockholders’ equity	$225,922	$77,618

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$2,581	$988	$5,855	$3,068

Cost and expenses:
Cost of goods sold	4,584	421	6,008	998
Research and development	5,858	8,958	17,315	22,521
Selling, general and administrative	22,268	7,265	62,761	16,764

	32,710	16,644	86,084	40,283

Operating loss	(30,129)	(15,656)	(80,229)	(37,215)
Investment income, net	39	33	107	82
Interest expense on convertible notes	(3,406)	—	(11,393)	—
Other (expense) income, net	(141)	(43,729)	1,289	(35,525)

Loss before income taxes	(33,637)	(59,352)	(90,226)	(72,658)
Income tax benefit	(6,245)	—	(19,055)	—

Net loss	$(27,392)	$(59,352)	$(71,171)	$(72,658)

Loss per common share:
Basic and diluted	$(0.39)	$(0.89)	$(1.02)	$(1.09)

Weighted-average number of common and common equivalent shares:
Basic and diluted	70,122	67,047	70,037	66,773

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2010	70,259	$703	$364,139	$(315,576)	$1	$49,267

Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(71,171)	—	(71,171)

Unrealized loss on marketable securities, net	—	—	—	—	(1)	(1)
Total comprehensive loss	—	—	—	—	—	(71,172)

Restricted stock grants	1,174	11	(11)	—	—	—
Amortization of deferred compensation	—	—	2,440	—	—	2,440
Forfeiture of restricted stock grants	(87)	—	—	—	—	—
Exercise of stock options	34	—	168	—	—	168
Issuance of common stock	93	1	499	—	—	500
ESPP compensation expense	—	—	504	—	—	504
Stock option compensation expense	—	—	2,707	—	—	2,707
Convertible note conversion option, net of tax of $23,924	—	—	34,427	—	—	34,427

Balance September 30, 2011	71,473	$715	$404,873	$(386,747)	$—	$18,841

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(71,171)	$(72,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	321
Accretion of discount on convertible notes	4,109	—
Change in valuation of warrant liability	—	32,224
Warrant liability transferred to APIC upon exercise of warrant	—	2,682
Amortization of deferred compensation related to restricted stock (including restricted stock awards that contain performance conditions)	2,440	3,818
Amortization of deferred financing costs	449	—
Stock compensation expense	3,211	2,680
Recoverable income taxes	—	2,006
Unrecognized tax benefit liability	(6,853)	196
Deferred income taxes	(13,955)	—
Accrued interest on convertible notes	1,912	—
Changes in:
Accounts receivable, net	(2,800)	(246)
Inventories, net	(4,864)	91
Prepaid expenses and other current assets	(2,185)	(467)
Accounts payable	5,346	(3,283)
Other current liabilities	(1,162)	(3,581)
Deferred revenues	(93)	286

Net cash used in operating activities	(85,322)	(35,931)

Cash flows from investing activities:

Reclassification to cash and cash equivalents	—	5,095
Purchases of held-to-maturity securities (investments—short-term)	(27,865)	(19,859)
Capital expenditures	(165)	(22)
Changes in other long-term assets	4	8

Net cash used in investing activities	(28,026)	(14,778)

Cash flows from financing activities:

Proceeds from issuance of common stock	667	2,069
Stock repurchase and cancellation	—	(1,282)
Proceeds from issuance of convertible notes, net of expenses	222,697	—
Proceeds from the issuance of common stock from the exercise of warrants	—	5,100
Changes in other long-term liabilities	(34)	(43)

Net cash provided by financing activities	223,330	5,844

Net increase (decrease) in cash and cash equivalents	109,982	(44,865)
Cash and cash equivalents at beginning of period	44,791	108,172

Cash and cash equivalents at end of period	$154,773	$63,307

Supplementary Information
Other information:
Income tax paid	$—	$—
Interest paid	$5,393	$73

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at September 30, 2011, the results of its operations for the nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

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

Convertible debt

The debt and equity components of the Company’s 4.75% Convertible Senior Notes (“the 2018 Convertible Notes”) due on February 1, 2018 are bifurcated and accounted for separately. The debt component of the 2018 Convertible Notes, which excludes the associated equity conversion feature, is recorded at fair value as of the issuance date. The equity component, representing the difference between the amount allocated to the debt component and the proceeds received upon issuance of the 2018 Convertible Notes, is recorded in additional paid-in-capital in the consolidated balance sheets. The carrying value of the 2018 Convertible Notes resulting from bifurcation is subsequently accreted back to its principal amount through the recognition of non-cash interest expense. See Note 14 to the consolidated financial statements for more details.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Deferred Financing Costs, net

The Company incurred $7.3 million in financing costs related to the issuance of $230 million principal amount of the 2018 Convertible Notes, which is allocated to the debt and equity components of the Company’s convertible debt instruments. The Company allocated $5.4 million to the debt component and recorded it as deferred finance costs. The Company allocated the remaining $1.9 million to the equity component and recorded it against additional paid-in-capital. At September 30, 2011, the Company had $4.9 million of net deferred financing costs recorded with respect to the Convertible Notes on the consolidated balance sheets, $4.2 million of which was recorded as a long-term asset. These costs are being amortized using the effective interest rate method over the seven-year contract term that the 2018 Convertible Notes are outstanding.

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

The following table presents the Company’s cash and cash equivalents, and investments, including the hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2011:

	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$6,640	$6,640	$6,640	$6,640	$—	$—
Money market funds	148,133	148,133	148,133	148,133	—	—

Total cash and cash equivalents	154,773	154,773	154,773	154,773	—	—
Short-term investments (available-for-sale):
Equity securities	—	—	—	—	—	—
Short-term investments (held-to-maturity):
Certificates of deposit	47,935	47,935	—	—	—	—

Total short-term investments	47,935	47,935	—	—	—	—

Total cash and cash equivalents and short-term investments	202,708	202,708	154,773	154,773	—	—
Long-term investments (held-to-maturity)
Certificates of deposit	1,280	1,280	—	—	—	—

Total long-term investments	1,280	1,280	—	—	—	—

Total	$203,988	$203,988	$154,773	$154,773	$—	$—

The $169.7 million debt component of the 2018 Convertible Notes was recorded at fair value as of the issuance date of February 4, 2011 based on a Level 3 input. The carrying value of the 2018 Convertible Notes is subsequently accreted back to its principal. The $173.8 million carrying amount of the 2018 Convertible Notes at September 30, 2011 includes accretion of the discount on the Convertible Notes subsequent to the issuance date of $4.1 million. See Note 14 to the consolidated financial statements for more details.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 4—Investments

At September 30, 2011 and December 31, 2010, the Company held no trading securities. Available-for-sale and held-to-maturity securities consisted of the following:

	September 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$(1)	$—

Total available-for-sale securities	—	1	(1)	—

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	49,215	—	—	49,215

Total held-to-maturity securities	49,215	—	—	49,215

Total	$49,215	$1	$(1)	$49,215

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities:
Equity securities (1)	$—	$1	$—	$1

Total available-for-sale securities	—	1	—	1

Held-to-maturity securities:
Fixed maturities:
Bank deposits and certificates of deposit	21,350	—	(1)	21,349

Total held-to-maturity securities	21,350	—	(1)	21,349

Total	$21,350	$1	$(1)	$21,350

(1)	Equity securities at September 30, 2011 and December 31, 2010 were comprised of the Company’s investment in common shares of Neuro-Hitech, Inc. The fair value of this investment is obtained from quoted prices in an inactive market. The Company considers the market for Neuro-Hitech, Inc. shares to be inactive due to its low trading volume and infrequency of trading.

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	September 30, 2011		December 31, 2010
	Available- for-Sale Securities:	Held-to- Maturity Securities:	Available- for-Sale Securities	Held-to- Maturity Securities:
	(In thousands)
Cash and cash equivalents	$—	$—	$—	$6,200
Short-term investments	—	47,935	1	13,870

Other long-term assets (including investments and restricted cash)	—	1,280	—	1,280

	$—	$49,215	$1	$21,350

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

At September 30, 2011, all of the Company’s held-to-maturity securities classified as short-term investments had maturity dates of one-year or less. Since available-for-sale securities are made up exclusively of equity securities, there are no maturity dates associated with available-for-sale securities. At September 30, 2011 and December 31, 2010, there was $1,000 and $2,000 of net unrealized losses, respectively, included as a component of accumulated other comprehensive income, net of taxes. Additionally, the amount included as a component of other long-term assets reflects the Company’s office rent-related security deposit, which is secured by a $1.3 million cash deposit.

Note 5—Inventories

At September 30, 2011 and December 31, 2010, inventories at cost, net of reserves, were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials	$3,776	$888
Work-in-progress	6,930	2,605
Finished goods	1,713	913

Inventory at cost	12,419	4,406
Inventory reserves	(4,415)	(1,266)

Total	$8,004	$3,140

An allowance is established when management determines that certain inventories may not be saleable. The Company states inventories at the lower of cost or market. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based upon various factors for the Company’s products, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected product demand, and the expected shelf life of the product. For the three and nine months ended September 30, 2011 the Company recorded a $3.4 million charge against income to reserve for excess KRYSTEXXA inventory that had expiration dates such that it was unlikely the product will be sold.

Note 6—Property and Equipment, Net

Property and equipment, net at September 30, 2011 and December 31, 2010 is summarized below:

	September 30, 2011	December 31, 2010
	(In thousands)
Office equipment	$2,793	$2,628
Office equipment—capital leases	332	332
Leasehold improvements	1,546	1,546

	4,671	4,506
Accumulated depreciation and amortization	(3,991)	(3,697)

Total	$680	$809

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended September 30, 2011 and 2010 and $0.3 million for each of the nine-month periods ended September 30, 2011 and 2010, respectively.

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

Given the Company’s limited sales history for KRYSTEXXA, coupled with the products’ new entry into its market, the Company is currently unable to reasonably estimate future product returns. Therefore, the Company has determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, the Company invoices the specialty distributor and records deferred revenue equal to the gross invoice price. The Company then recognizes revenue when the product is sold through, or shipped from the specialty distributors to their customers, including doctors and infusion suites. Because of the price of KRYSTEXXA, the short period from sale of the product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. The Company also sells KRYSTEXXA to wholesalers whereby the Company drop-ships the product directly to hospitals. As there is limited risk of returns from hospitals as infusions take place in their facilities, the Company records revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

Oxandrin product sales are generally recognized when title to the product has transferred to the Company’s customer in accordance with the terms of the sale. The Company ships its authorized generic oxandrolone product to its distributor and accounts for these shipments on a consignment basis until product is sold into the retail market. The Company defers recognition of revenue related to these shipments until it confirms that the product has been sold into the retail market and all other revenue recognition criteria have been met. Deferred revenue at September 30, 2011 and December 31, 2010 was $0.3 million and $0.4 million, respectively. Deferred revenue at September 30, 2011 reflected $0.2 million and $0.1 million for KRYSTEXXA and Oxandrin, respectively.

The Company’s net product revenues represent total product revenues less allowances for returns, Medicaid rebates, other government rebates, other rebates, discounts, and distribution fees.

Allowance for returns

The Company’s product sales in the United States are primarily composed of sales of KRYSTEXXA, Oxandrin and its authorized generic oxandrolone product. In general, the Company provides credit for product returns for KRYSTEXXA that are returned six months after the product expiration date. Additionally, the Company provides credit for product returns for Oxandrin and generic oxandrolone that are returned six months prior to and up to 12 months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot production, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators.

The allowance for product returns at September 30, 2011 and December 31, 2010 was $0.9 million and $0.5 million, respectively. This allowance is included in other current liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System, commit it to providing those entities with the Company’s most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these programs. Based upon the Company’s contracts and the most recent experience with respect to sales through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience. The allowance for rebates at September 30, 2011 and December 31, 2010 was $0.5 million and $0.3 million, respectively. This allowance is included in other current liabilities within the Company’s consolidated balance sheets.

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

Note 8—Research and Development

The Company’s research and development includes costs associated with the research and development of the Company’s KRYSTEXXA product prior to U.S. Food and Drug Administration (“FDA”) approval and FDA-related post-marketing commitments for approved products (KRYSTEXXA post-approval). These costs primarily include pre-clinical and clinical studies and trials, personnel costs, including compensation, consultants and contract research organizations, quality control and assurance costs, regulatory costs and costs related to the development of commercial scale manufacturing capabilities for KRYSTEXXA. These manufacturing capabilities also include the costs of preparing Fujifilm Diosynth Biotechnologies USA LLC (“Fujifilm”) to serve as the Company’s secondary source supplier of pegloticase drug substance for KRYSTEXXA in the United States. Costs associated with the Company’s Medical Affairs function are also currently classified as research and development. Currently, the focus of the Company’s Medical Affairs function is to support the Company’s post-approval clinical trials. Additionally, the Company includes the legal costs associated with new patents and existing patent maintenance for products (KRYSTEXXA) that have not yet been approved in countries outside the United States as research and development. Research and development costs are expensed as incurred.

Prior to the FDA approval of KRYSTEXXA, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there was uncertainty surrounding FDA approval of KRYSTEXXA for marketing in the United States. Following regulatory approval of KRYSTEXXA by the FDA, the Company capitalizes certain manufacturing costs as inventory in cases where the manufacturing costs meet the definition of an inventoriable asset.

Clinical trial costs have been another significant component of research and development expenses and all of the Company’s clinical studies are performed by third-party contract research organizations (“CROs”). The Company accrues costs for clinical studies performed by CROs that are milestone or event driven in nature and based on reports and invoices submitted by the CRO. These expenses are based on patient enrollment as well as costs consisting primarily of payments made to the CRO, clinical sites, investigators, testing facilities and patients for participating in the Company’s clinical trials.

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. The Company has not deferred any research and development costs as of September 30, 2011 and December 31, 2010 and therefore had no amortization expense for the nine-month periods ended September 30, 2011 and 2010, respectively, based on services performed.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 9—Earnings (Loss) per Share of Common Stock

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. The dilutive effect of convertible debt is computed using the “as-if” converted method. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options, non-vested restricted stock and non-vested restricted stock units.

The Company’s basic and diluted weighted-average number of common shares outstanding as of September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Basic	70,122	67,047	70,037	66,773
Incremental common stock equivalents	—	—	—	—

Diluted	70,122	67,047	70,037	66,773

At September 30, 2011 and 2010, all in-the-money stock options, unvested restricted stock and warrants amounting to 1,851,782 and 7,116,919 shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. At September 30, 2011, 19,934,997 shares related to the Company’s Convertible Notes, calculated “as-if” the Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period.

Note 10—Stockholder’s Equity

In February 2011, the Company issued $230 million principal amount of the 2018 Convertible Notes at par that become due on February 1, 2018. As part of the accounting for the 2018 Convertible Notes, the Company bifurcated the conversion feature and recorded $34.4 million to additional paid-in-capital, net of a deferred tax liability of $23.9 million as well as equity issuance costs of $1.9 million. See Note 14 to the consolidated financial statements for more details.

On April 8, 2009, the Company raised $31.0 million from a registered direct offering, which yielded approximately $29.0 million in cash, net of approximately $2.0 million of offering costs which were charged to additional paid-in-capital. The Company issued 5,927,343 shares of its common stock to existing and new institutional investors as part of the offering. The investors also received warrants to purchase up to 5,038,237 shares of the Company’s common stock at an initial exercise price of $10.46 per share. The Company’s warrant liability was marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other expense, net on the Company’s consolidated statement of operations until the warrants were exercised, expire or other facts and circumstances led the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability was determined at each reporting period by utilizing a Monte Carlo simulation model that takes into account estimated probabilities of possible outcomes provided by the Company. The fair value of the warrant liability on the date of the offering was $12.6 million.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation

The Company’s 2004 Incentive Plan expired by its terms on April 30, 2011 and no further awards were granted under this plan. In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 6,387,749 shares remain available for issuance pursuant to future grants at September 30, 2011.

Total compensation cost that has been charged against income related to the above plans was $1.9 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively, and $5.1 million and $6.2 million for the nine months ended September 30, 2011 and 2010, respectively. The exercise of stock options and the vesting of restricted stock during the three and nine months ended September 30, 2011 generated income tax deductions of approximately $0.2 million and $1.5 million, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$375	$1,674	$1,028	$2,673
Selling, general and administrative	1,510	2,208	4,119	3,541

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,885	$3,882	$5,147	$6,214

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

During the nine months ended September 30, 2011, the Company awarded to employees options to purchase an aggregate of approximately 2.1 million shares of common stock. In addition, on April 29, 2011, the Company made an inducement grant outside of the above mentioned plans, pursuant to the NASDAQ inducement grant exception, for the purchase of 50,000 shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the grant date. The option has a ten-year term, will vest and become exercisable as to 12,500 shares on April 29, 2012, and as to an additional 3,125 shares at the end of each successive three-month period thereafter until April 29, 2015. In the event of the termination by the Company without cause or for good reason, the time-based stock option will immediately accelerate and become fully vested.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The weighted-average key assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average volatility	95%	—	88%	78%
Weighted-average risk-free interest rate	1.4%	—	2.1%	2.9%
Weighted-average expected life in years	5.4	—	4.4	6.9
Dividend yield	0.0%	—	0.0%	0.0%
Weighted-average grant date fair value per share	$3.59	—	$5.16	$8.87

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three months ended September 30, 2011. During the three months ended September 30, 2010, the Company issued 85,000 shares of common stock upon the exercise of stock options and received proceeds of $0.6 million. For the nine months ended September 30, 2011 and 2010 the Company issued 33,000 and 273,000 shares respectively, of common stock upon the exercise of stock options and received proceeds of $0.2 million and $1.8 million, respectively. For the three months ended September 30, 2011 and 2010, approximately $0.7 million and $0.4 million, respectively, of stock option compensation cost was charged against income. For the nine months ended September 30, 2011 and 2010, approximately $2.3 million and $1.6 million, respectively, of stock option compensation cost was charged against income. As of September 30, 2011, there was $7.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock option activity during the nine months ended September 30, 2011, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2010	2,183	$8.13	7.13	$8,710
Granted	2,149	8.16	—	—
Exercised	(33)	5.08	—	—
Cancelled	(314)	8.37	—	—

Outstanding at September 30, 2011	3,985	$8.15	7.86	$363

Exercisable at September 30, 2011	1,584	$8.14	5.66	$272

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) for the nine months ended September 30, 2011 was approximately $0.1 million. The closing price per share of the Company’s common stock was $4.10 and $22.87 on September 30, 2011 and 2010, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Stock Options that Contain Performance or Market-Based Conditions

Performance or Market Conditions

Compensation cost charged against income related to stock option awards that contain performance or market conditions (“performance awards”) was $0.2 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, approximately 400,000 performance awards, which encompass performance targets set for senior management personnel through 2013, remain unvested and non-exercisable, and could result in approximately $2.7 million of additional compensation expense if the performance targets are met or expected to be attained. Included in the unvested performance awards total noted above are two inducement grants, described below, that the Company made outside of the above mentioned plans, pursuant to the NASDAQ inducement grant exception, to recruit key positions within the Company during the nine months ended September 30, 2011. The Company made the first of these inducement grants on January 31, 2011, with the Company award of a performance option to purchase 250,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the Company’s common stock on the date of grant, a ten-year term, and that will vest and become exercisable upon the satisfaction of certain performance conditions. In the event that any performance condition is not met, the portion of the option subject to the performance condition will remain outstanding and will vest (subject to the employees’ continued employment by the Company) upon the earlier of the fourth anniversary of the date of grant or a change of control of the Company. The Company made the second of these inducement grants on April 29, 2011, with the award of a performance option, with similar terms as the first to purchase 50,000 shares of the Company’s common stock.

The weighted-average key assumptions used in determining the fair value of stock option awards with performance or market conditions granted during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average volatility	—	—	83.8%	—
Weighted-average risk-free interest rate	—	—	3.0%	—
Weighted-average expected term in years	—	—	7.5	—
Dividend yield	—	—	0.0%	—
Weighted-average grant date fair value per share	—	—	$8.10	—

For performance options, the Company utilizes a Monte Carlo simulation model which incorporates the expected exercise and termination behavior of optionees into a model of the Company’s future stock price.

Stock option activity for options that contain performance or market conditions during the nine months ended September 30, 2011, was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2010	117	$13.57	9.04	$—
Granted	400	9.21	—	—
Exercised	—	—	—	—
Cancelled	(15)	11.91	—	—

Outstanding at September 30, 2011	502	$10.14	9.14	$—

Exercisable at September 30, 2011	102	$13.81	8.16	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Restricted Stock

The Company grants restricted stock and restricted stock unit (“RSU”) awards to its employees and directors. Restricted stock and RSU awards are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU awards to directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one-year and thirty-one days. Compensation cost for restricted stock and RSU awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. During the three months ended September 30, 2011, the Company issued 105,000 shares of restricted stock with an aggregate fair market value of $0.6 million. The Company did not issue any shares of restricted stock during the three months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, the Company issued 856,000 shares and 31,000 shares of restricted stock, respectively, with an aggregate fair market value of $7.1 million and $0.4 million, respectively. For the three months ended September 30, 2011 and 2010, approximately $0.8 million and $0.5 million, respectively, of deferred restricted stock compensation cost was charged against income. For the nine months ended September 30, 2011 and 2010, approximately $2.0 million and $1.6 million, respectively, of deferred restricted stock compensation cost was charged against income. At September 30, 2011, approximately 958,000 shares remained unvested and there was approximately $8.4 million of unrecognized compensation cost related to restricted stock and RSUs.

A summary of the status of the Company’s unvested restricted stock and RSUs at December 31, 2010 and changes during the nine months ended September 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2010	315	$11.56
Granted	856	8.35
Vested	(141)	11.97
Forfeited	(72)	9.73

Unvested at September 30, 2011	958	$8.77

The weighted-average grant date fair value for restricted stock awards granted during the nine months ended September 30, 2011 and 2010 was $8.35 and $11.65 per share, respectively. The total grant date fair value of restricted shares vested during the nine months ended September 30, 2011 and 2010, was $1.7 million for each respective period.

Restricted Stock Awards that Contain Performance or Market Conditions

During the three months ended September 30, 2011 and 2010, the Company recorded $0.3 million and $2.1 million, respectively, of compensation expense related to restricted stock awards that contain performance or market conditions. During the nine months ended September 30, 2011 and 2010, the Company recorded $0.4 million and $2.1 million, respectively, of compensation expense related to restricted stock awards that contain performance or market conditions. At September 30, 2011, approximately 317,000 shares of restricted stock awards with performance or market conditions remain unvested, and could result in approximately $3.1 million of additional compensation expense if the performance targets are met or expected to be attained.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

A summary of the status of the Company’s unvested restricted stock awards that contain performance or market conditions at December 31, 2010 and changes during the nine months ended September 30, 2011, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2010	39	$19.37
Granted	300	9.23
Vested	(7)	13.95
Forfeited	(15)	20.59

Unvested at September 30, 2011	317	$9.82

Employee Stock Purchase Plan

In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For the three months ended September 30, 2011 and 2010, approximately $0.2 million and $0.1 million, respectively, was charged against income related to participation in the 1998 ESPP. For the nine months ended September 30, 2011 and 2010, approximately $0.5 million and $0.3 million, respectively, was charged against income related to participation in the 1998 ESPP.

Note 12—Other Current Liabilities

The components of other current liabilities at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Salaries and related expenses	$3,870	$2,460
Legal and professional fees	1,477	1,691
Severance	1,399	271
Selling and marketing expense accrual	1,367	1,317
Accrued interest – tax	962	962
Allowance for product returns	887	469
Accrued taxes	865	733
Manufacturing and technology transfer services	789	5,076
Returned product liability	545	679
Allowance for product rebates	452	318
Other	2,248	2,047

Total	$14,861	$16,023

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 13—Other Liabilities

The components of other liabilities at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Unrecognized tax benefit (1)	$3,408	$10,261
Capital leases	4	38

Total	$3,412	$10,299

(1)	See Note 15 to the Company’s consolidated financial statements for further discussion of unrecognized tax benefits.

Note 14—Convertible Notes

2018 Convertible Notes

In February 2011, the Company issued the 2018 Convertible Notes at par that become due on February 1, 2018. The Company received cash proceeds from the sale of the Notes of $222.7 million, net of expenses. The aggregate principal amount of the Convertible Notes sold reflects the full exercise by the underwriters of their option to purchase $30 million principal amount of Convertible Notes to cover over-allotments. The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $11.54 per share. The Company may not redeem the Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. This conversion rate will be adjusted if the Company makes specified types of distributions or enter into certain other transactions with respect to the Company’s common stock.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after March 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. As of September 30, 2011, the 2018 Convertible Notes were not convertible.

As required for cash settled Convertible Notes, the debt and equity components of the 2018 Convertible Notes were bifurcated and accounted for separately. While the 2018 Convertible Notes are outstanding, their discounted carrying values resulting from the bifurcation are accreted back to their principal amounts over periods that end on the scheduled maturity dates, resulting in the recognition of non-cash interest expense. For the three months ended September 30, 2011, total interest expense for the 2018 Convertible Notes was $3.4 million, consisting of $2.9 million of interest based upon the 4.75% coupon rate coupled with $0.5 million of non-cash interest expense related to the accretion of the discount on the Convertible Notes. For the nine months ended September 30, 2011, total interest expense for the 2018 Convertible Notes was $11.4 million, consisting of $7.3 million of accrued interest based upon the 4.75% coupon rate coupled with $4.1 million of non-cash interest expense related to the accretion of the discount on the Note.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The principal balance, unamortized discount and net carrying amount of the liability components and the equity components of the 2018 Convertible Notes was as follows as of September 30, 2011:

	Liability Component			Equity Component
September 30, 2011	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
	(In thousands)

2018 Convertible Notes	$230,000	$56,155	$173,845	$34,427

Debt Discount

The accretion of debt discount expected to be included in the Company’s consolidated financial statements is as follows for each of the following calendar years:

2018 Convertible Notes	(In thousands)
Remainder of 2011	$1,613
2012	$6,865
2013	$7,582
2014	$8,372
2015	$9,246
Thereafter	$22,477

Financing Costs

Deferred financing costs are amortized to interest expense over the seven-year contract term of the debt using the effective-interest method. Amortization of deferred financing costs is included as a component of interest expense and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2011.

Note 15—Income Taxes

The Company recorded a non-cash income tax benefit of $19.1 million for the nine months ended September 30, 2011. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $15.5 million of income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45, Income Taxes. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $15.5 million tax benefit to continuing operations. The Company expects the full year tax benefit allocated to continuing operations for this item to be approximately $23.9 million. A deferred tax liability was also recorded as a result of the 2018 Convertible Notes creating a book carrying value that differs from the tax basis, since tax regulations do not recognize the beneficial conversion feature as an equity element.

(In thousands)
Deferred tax liability set-up related to the convertible notes (net of finance costs)	$23,924
Decrease in valuation allowance allowing an income tax benefit on current year net operating losses	(15,455)
Net deferred tax asset reserved for by a liability for unrecognized tax benefits	(2,700)

Net deferred tax liability on consolidated balance sheet	$5,769

The total amount of federal, state and local unrecognized tax benefits was $3.4 million at September 30, 2011 and $10.3 million at December 31, 2010, including accrued penalties and interest. The decrease of $6.9 million in the Company’s liability for unrecognized tax benefits from December 31, 2010 to September 30, 2011 is primarily the result of a recently completed state tax audit during the first quarter of 2011. The Company also decreased a portion of its liability for unrecognized tax benefits due to a change in estimate resulting from a recently settled federal tax audit during the first quarter of 2011.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of other (expense) income, net, in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrued liability for interest and penalties for unrecognized tax benefits decreased by $1.2 million and $0.5 million during the nine months ended September 30, 2011, respectively, with a corresponding $1.7 million increase to income recorded to other (expense) income, net, within the Company‘s statement of operations for the nine months ended September 30, 2011. The decrease in interest and penalty is primarily the result of a recently completed state tax audit during the first quarter of 2011.

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

The initial Irish tax return for the Company’s newly established Irish subsidiary, Savient Pharma Ireland Limited will be filed in 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized.

At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. Accordingly, at September 30, 2011, the Company had a valuation allowance against its deferred income tax assets except for the portion of the deferred tax asset that the Company expects to benefit from in the current year of $15.5 million and for the deferred income tax assets of $2.7 million that were offset by an unrecognized tax benefit reserve. As of December 31, 2010, the Company had a valuation allowance against its deferred income tax assets except for the deferred tax assets of $4.2 million that were offset by an unrecognized tax benefit reserve.

As of September 30, 2011 and December 31, 2010, $2.7 million and $4.2 million, respectively, of the net deferred tax assets remaining were offset by an unrecognized tax benefit reserve recorded as components of long-term liabilities on the Company’s consolidated balance sheets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 16—Commitments and Contingencies

Commitments

The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in other assets (as restricted cash) on the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense from continuing operations was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2010, respectively. Rent expense is presented within research and development and selling, general and administrative expense in the consolidated statement of operations.

The future annual minimum rentals (exclusive of amounts for real estate taxes, maintenance, etc.) for each of the following calendar years are:

(In thousands)
Remainder of 2011	$467
2012	$1,867
2013	$467

At September 30, 2011, the Company had employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In addition, the Company currently has in place severance agreements with four former employees including the Company’s former President, which aggregate to approximately $1.4 million, of which $1.3 million will be paid in equal installments over a the next twelve months and $0.1 million will be paid after one-year.

In 2007, the Company entered into commercial supply and development agreements with Bio-Technology General (Israel) Ltd, (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to the Company’s biologics license application (“BLA”) for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA and the Company is obligated to purchase from BTG at least 80% of its worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company’s reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers the KRYSTEXXA requirements that exceed BTG’s capacity. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of September 30, 2011, based on the Company’s latest forecast, the Company expected to purchase an aggregate of approximately $4.1 million of pegloticase drug substance over the following 12 months. During 2008, the Company paid to BTG non-refundable fees of $2.2 million to reserve manufacturing capacity relating to the Company’s potential future orders of pegloticase drug substance. The Company recorded these capacity reservation fees, which may be credited as a discount against future orders of pegloticase drug substance, as research and development expenses as they were incurred. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

In 2007, the Company entered into a services agreement with Fujifilm, pursuant to which Fujifilm is preparing to serve as the Company’s secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, the Company entered into a revised services agreement with Fujifilm, pursuant to which the Company delayed the 2009 conformance batch production campaign until 2010. During the first quarter of 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated in December 2010. The Company and Fujifilm renegotiated the agreement in June 2011 and the conformance campaign is planned to re-start during the second half of 2011. The Company expects the additional costs associated with its conformance campaign to approximate $10.0 million, which includes non-refundable fees of $1.0 million to reserve manufacturing capacity for the conformance batch campaign. The Company records the fees for capacity reservation, idle and down-time and other technology transfer services rendered by Fujifilm as research and development expenses as they are incurred. Either the Company or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon 45 days advance notice. If the Company terminates the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, the Company must pay Fujifilm a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project; it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of September 30, 2011, based on current forecasts, the Company expected to purchase mPEG-NPC at an aggregate cost of approximately $2.8 million in 2013. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or if NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

In 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010). Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, the Company agreed that once KRYSTEXXA received FDA marketing approval, the Company would purchase product support services from Sigma-Tau. As of September 30, 2011, the Company expected to purchase from Sigma-Tau support services at an aggregate cost of approximately $1.1 million over the next 12 months. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma-Tau a fee. Under the agreement, the Company is also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. During the nine months ended September 30, 2011 and 2010, the Company did not incur any capacity reservation fees because such amounts were credited against purchases of final product from Sigma-Tau. Either the Company or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

anniversary date of the agreement. If the Company terminates the agreement, it would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either the Company or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party.

The Company believes that its current arrangements for the supply of clinical and commercial quantities of pegloticase drug substance and finished form KRYSTEXXA will be adequate to satisfy its currently forecasted commercial requirements of KRYSTEXXA and any currently planned future clinical studies.

The Company is a party to an exclusive royalty bearing license agreement with Mountain View Pharmaceuticals (“MVP”) and Duke University (“Duke”), originally entered into in 1997 and amended in 2001, granting the Company rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under this agreement, the Company also has the exclusive license to the trademark Puricase®, which is a registered trademark of MVP and was available for potential use as the proprietary name of the product candidate the Company now refers to as KRYSTEXXA. However, if the Company elects not to use the trademark Puricase, or if the Company otherwise fails to use the trademark Puricase within one-year after the first sale of any product which uses the licensed technology, then MVP would retain all rights to use the trademark Puricase. Under the agreement, the Company is required to use best efforts to diligently market products that use the licensed technology. The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by the Company. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by the Company. Also under the agreement, for sales made by sub-licensees and not by the Company, the Company is required to pay royalties of 20% on any revenues or other consideration it receives from sub-licensees during any quarter. During the year ended December 31, 2010, the Company made aggregate milestone payments of approximately $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States which was one of the five major global markets identified in the agreement. The Company is also required to pay up to an aggregate of approximately $1.8 million to MVP and Duke if it successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. As of September 30, 2011, the Company had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. The agreement remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country, or the date of expiration of the last-to-expire patent covered by the agreement in such country. The Company may terminate this agreement in one or more countries with six months prior notice, and it may also terminate the agreement with respect to any country in which the licensed patents are infringed by a third party or in which the manufacture, use or sale of KRYSTEXXA infringes a third party’s intellectual property rights. Either the Company or the licensors may also terminate the agreement, with respect to the countries affected, upon the other party’s material breach, if not cured within a specified period of time, or immediately upon the other party’s third or subsequent material breach of the agreement or the other party’s fraud, willful misconduct or illegal conduct. Either party may also terminate the agreement for the other party’s bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights conveyed to the Company with respect to the terminated countries under the agreement, including regulatory applications and pre-clinical and clinical data, revert to MVP and Duke and the Company is permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 ( Joseph R. Berger vs. Savient Pharmaceuticals, Inc.), Dr. Joseph Berger alleged that he had entered into an agreement with the Company in December 1993, under which he assigned an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the “Invention”, to the Company in exchange for its agreement to use him as a researcher in certain clinical trials relating to the Invention, and that the Company had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, the Company uncovered an April 6, 1992 Consulting Agreement between Berger and Savient’s predecessor, Gynex Pharmaceuticals (“Gynex”), wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 agreement, but contended that the $20,000 paid to him under the Agreement was not consideration for the assignment of the Invention. The Company filed a motion for summary judgment on Berger’s claims and, on August 17, 2009, the Court issued an order granting the Company’s motion and dismissing Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting the Company’s motion for summary judgment, and the Company filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and the Company’s cross-appeal on the papers, and on October 14, 2011, the Court upheld the lower court’s decision.

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al . Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition to the Company’s motion to dismiss and the Company filed its reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit and the briefing on that appeal was completed in June 2011. Oral arguments have been scheduled for November 8, 2011. The Second Circuit is unlikely to issue a decision on the appeal before late 2011. The Company intends to continue to vigorously defend against this action.

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

Note 18—Investment Income, Net

The Company’s investment income, net for the three and nine months ended September 30, 2011 and 2010, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest and dividend income from cash, cash equivalents and short-term investments	$39	$33	$107	$82

Note 19—Other (Expense) Income, Net

The Company’s other (expense) income, net for three and nine months ended September 30, 2011 and 2010, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Realized gain on change in valuation of warrant liability	$—	$(43,232)	$—	$(34,905)
Reversal of interest expense and penalties on unrecognized tax liability	(10)	—	1,753	—
Amortization of deferred financing costs on convertible debt	(129)	—	(449)	—
Other non-operating expenses	(2)	(497)	(15)	(620)

Total other (expense) income, net	$(141)	$(43,729)	$1,289	$(35,525)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA in the United States and completing the development and seeking regulatory approval for the product outside of the United States, particularly in the European Union. Additionally, we are also investigating the expansion of the clinical utility for KRYSTEXXA. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors.

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

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of patients in the United States who are refractory to conventional therapy, thereby suffering from Refractory Chronic Gout, or RCG. This study was conducted using both secondary data sources and primary market research. The secondary data was used to quantify the diagnosed prevalent gout population and the treated gout population. This included a review of all available published literature, NHANES, the nationally representative survey sponsored by the United States Centers for Disease Control and Prevention, Medicare claims data and commercial claims data. The study was completed in July 2011 and indicated that there are approximately 120,000 RCG patients in the United States, which represents approximately 4.2% of the overall annual treated gout population in the United States. The total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community.

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

We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. To support the commercial launch of KRYSTEXXA, we have hired a 62-person sales force, all with biologics drug experience, six regional business directors, 12 regional medical scientists, six managed care executives, 12 nurse educators and 12 field reimbursement specialists. As we proceed forward through the promotional launch, we may increase the number of sales force professionals in the future, if deemed necessary. This sales force will allow us to target the rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from chronic gout refractory to conventional therapy. To date, our sales force has reached over 90% of our key rheumatologists, and 57% of key nephrologists. On June 20, 2011, the Company implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided patients with RCG with two free doses of KRYSTEXXA for a short-term period through September 30, 2011. We believe that this initiative was a way for patients to begin therapy and have the opportunity to experience the potential benefits of KRYSTEXXA. We may re-introduce the KPIP at a future date based upon market conditions.

During August 2011, data from our two pivotal KRYSTEXXA phase 3 clinical trials in patients with RCG was published in the Journal of the American Medical Association, or JAMA. The data that were published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial proportion of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with tophi receiving KRYSTEXXA every two weeks experience complete resolution of one or more tophi, which are deposits of crystalline urate in joints, skin or cartilage, by the final study visit, compared to 7% of patients on placebo. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flare, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting.

We have built an inventory of finished KRYSTEXXA product as of September 30, 2011, that is packaged and labeled for distribution and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. We believe our inventory of finished KRYSTEXXA product, excluding the bulk API drug substance currently included in work-in-process inventory, will be sufficient for us to meet internal estimates of market demand at least through the first quarter of 2013. To date, several large private managed care organizations have added KRYSTEXXA as a covered medical benefit and other managed care organizations are actively evaluating medical benefits coverage. In December 2010, we filed for a temporary “C” code and a permanent “J” code application with the U.S. Centers for Medicare & Medicaid Services, or CMS, for reimbursement of the cost of treatment with KRYSTEXXA. On April 1, 2011, we received a notice from CMS that a temporary “C” code was assigned to KRYSTEXXA. Additionally, in November 2011, we received a notice from CMS that a permanent “J” code was assigned for KRYSTEXXA, effective on January 1, 2012. The “J” code should facilitate reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We also were awarded a contract from the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. We received this contract award from the VA in March 2011 with the contract effective as of April 1, 2011. The contract calls for us to sell KRYSTEXXA to the VA at an approximate 24% discount to our list selling price.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011 we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. We received validation of the MAA that was filed with the European Medicines Agency, or EMA, for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, which resulted in the initiation of the EMA’s regulatory review process. In December 2010, the Pediatric Committee of the European Medicines Agency approved our pediatric investigation plan for the treatment and prevention of hyperuricemia in pediatric patients undergoing chemotherapy for hematologic malignancies, which is a condition to filing for marketing approval in the European Union.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not plan on seeking a new third-party manufacturer of Oxandrin or oxandrolone.

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the sales and research and development activities of KRYSTEXXA. Total revenues from continuing operations were $5.9 million for the nine months ended September 30, 2011, an increase of $2.8 million, or 91%, from $3.1 million for the same period in the prior year.

Recent Changes in Our Senior Management

On September 12, 2011, Kenneth J. Zuerblis was appointed as our Executive Vice President, Chief Financial Officer & Treasurer and principal financial and accounting officer. Mr. Zuerblis replaced David G. Gionco as Chief Financial Officer & Treasurer of the Company. Mr. Gionco remains with the Company as Group Vice President of Finance. Mr. Zuerblis served as Chief Financial Officer and Senior Vice President of ImClone Systems, which develops targeted biologic cancer treatments, from March 2008 through 2009. Prior to joining ImClone, Mr. Zuerblis served as Chief Financial Officer of Enzon Pharmaceuticals Inc., a biotechnology company, from 1994 through 2005, and as Enzon’s Corporate Controller from 1991 through 1994. Mr. Zuerblis currently serves as a director of Immunomedics Inc., a biopharmaceutical company, and sits on its Audit and Compensation Committees, and as a director of Resverlogix Corporation, a biotechnology company, and is chair of its Audit Committee.

On August 1, 2011, we appointed Dr. Kenneth M. Bahrt as our Senior Vice President and Chief Medical Officer. Dr. Bahrt leads the overall management of Savient’s clinical development, drug safety and medical affairs teams. Dr. Bahrt previously served as Therapeutic Area Head for US Medical Affairs (Immunology) at Genentech, a biotechnology company. He also previously served as Global Medical Director (Inflammation and Immunology) for F. Hoffmann - La Roche, Inc, a pharmaceutical and diagnostics company. Additionally, Dr. Bahrt worked in leadership positions of increasing breadth and responsibility at Bristol Meyers Squibb Co., a global biopharmaceutical company, where he was the Executive Director of Global Medical Affairs (Immunology), and Pfizer, a biopharmaceutical company, where he served as Medical Director and Team Leader for rheumatology portfolio products. Prior to joining the pharmaceutical industry, Dr. Bahrt had a rheumatology practice for 15 years. Dr. Bahrt is board certified rheumatologist.

On May 30, 2011, we entered into an agreement with Paul Hamelin, our former President, providing for the termination of his employment on mutually agreed terms. Mr. Hamelin’s termination is deemed an “involuntary termination by us without cause” (as defined in the Employment Agreement dated as of May 23, 2006 between Mr. Hamelin and us, as amended on February 15, 2008 and on December 19, 2008 (as so amended, the “Employment Agreement”)), and as a result, Mr. Hamelin is entitled to receive the compensation and benefits required under the Employment Agreement in the event of an involuntary termination by us without cause. Mr. Hamelin is not entitled to any payments or benefits, except those required by the terms of the Employment Agreement. Mr. Hamelin’s options to purchase shares of our common stock will be exercisable until November 30, 2011, after which their exercisability will terminate. In addition, the vesting of 37,500 stock options previously granted to Mr. Hamelin and scheduled to vest on December 19, 2011 was accelerated and such options vested immediately on May 30, 2011. In consideration for receiving accelerated stock option vesting and extended exercisability, Mr. Hamelin has released us from all claims and causes of action that he may have had against us.

Results of Operations

During 2010 and the nine months ended September 30, 2011, our operating results were driven by substantial expenses relating to the commercialization of KRYSTEXXA resulting in net operating losses for the periods. We anticipate continued substantial expenses relating to the commercialization and further development of KRYSTEXXA for the remainder of 2011 and into 2012. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution.

•	the cost of manufacturing activities,

•	the cost of our post-approval commitments to the FDA, including an observational study and a risk evaluation and mitigation strategy, or REMS, program, and

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the United States,

During the three and nine months ended September 30, 2011 and 2010, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations. The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(In thousands)
Cost of goods sold	$4,584	14.0%	$421	2.5%	$6,008	7.0%	$998	2.5%
Research and development	5,858	17.9%	8,958	53.8%	17,315	20.1%	22,521	55.9%
Selling, general & administrative	22,268	68.1%	7,265	43.7%	62,761	72.9%	16,764	41.6%

Total costs and expenses	$32,710	100.0%	$16,644	100.0%	$86,084	100.0%	$40,283	100.0%

Our revenues for the three and nine months ended September 30, 2011 were derived primarily from product sales of KRYSTEXXA and to a lesser extent, sales of Oxandrin and oxandrolone, our authorized generic version of Oxandrin. Following the full commercial launch of KRYSTEXXA in February 2011, we expect sales from KRYSTEXXA to increase for the remainder of 2011 and in future periods. As a result of increased competition from generics and the expiration of our contract agreement with our third-party manufacturer of Oxandrin and oxandrolone, we expect our Oxandrin and oxandrolone revenues to decrease in future periods and diminish in proportion to our total revenues and in significance to our overall results of operations.

Our future revenues depend on our success in the commercialization of KRYSTEXXA. The commercial success of KRYSTEXXA will depend on many factors including:

•	whether we are successful in marketing and selling KRYSTEXXA after the full commercial launch of the product,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States, and

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(In thousands)
KRYSTEXXA	$1,850	71.6%	$—	—	$3,200	54.7%	$—	—
Oxandrolone	771	29.9%	632	64.0%	2,583	44.1%	1,933	63.0%
Oxandrin	(40)	-1.5%	356	36.0%	72	1.2%	1,135	37.0%

	$2,581	100.0%	$988	100.0%	$5,855	100.0%	$3,068	100.0%

Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010

Revenues

Total revenues increased $1.6 million, or 161%, to $2.6 million for the three months ended September 30, 2011, from $1.0 million for the three months ended September 30, 2010. The increase is primarily due to incremental KRYSTEXXA sales of $1.9 million resulting from the full commercial launch of KRYSTEXXA in February of 2011. We expect sales of KRYSTEXXA to continue to increase in future periods as a result of our investments in marketing related to the product.

Sales of oxandrolone, our authorized generic version of Oxandrin, increased $0.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 offset by a $0.4 million decrease in net sales of our branded product, Oxandrin, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. While gross sales of Oxandrin remained consistent from period-to-period, net sales in the prior year quarter benefited from recoveries in our sales allowances resulting in lower sales allowances for the three months ended September 30, 2010 as compared to the three months ended September 30, 2011. We expect that sales of Oxandrin and oxandrolone will decrease in future periods depending on various factors, including the pricing and number of competing products, overall demand in the marketplace and due to the expiration of our contract agreement with our third-party manufacturer which has manufactured both products on our behalf.

Cost of goods sold

Cost of goods sold increased by $4.2 million to $4.6 million for the three months ended September 30, 2011, from $0.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we recorded a $3.4 million charge against income to reserve for excess KRYSTEXXA inventory that had expiration dates such that the product was unlikely to be sold. In addition, royalty payments on commercialized products are recorded as a component of cost of goods sold and these costs increased by $0.4 million as a result of the commencement of sales of KRYSTEXXA.

Research and development expenses

Research and development expenses decreased by $3.1 million, or 35%, to $5.9 million for the three months ended September 30, 2011, from $9.0 million for the three months ended September 30, 2010. The decrease was primarily due to costs related to the manufacture of KRYSTEXXA commercial batches that were included in research and development expenses prior to FDA approval of the product on September 14, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $15.0 million to $22.3 million for the three months ended September 30, 2011, from $7.3 million for the three months ended September 30, 2010. The increase was primarily due to higher selling and marketing expenses associated with the full commercial launch of KRYSTEXXA as we continue to ramp up our marketing efforts for KRYSTEXXA, and increased headcount as a result of the hiring of our KRYSTEXXA sales force and reimbursement specialists.

Interest expense on convertible notes

Interest expense was $3.4 million for the three months ended September 30, 2011, consisting of $2.9 million of interest expense from the 4.75% coupon on our 2018 Convertible Notes issued in February 2011 and $0.5 million of non-cash accretion of the debt discount, also associated with our 2018 Convertible Notes.

Other (expense) income, net

Other expense, net decreased by $43.6 million to $0.1 million for the three months ended September 30, 2011 from $43.7 million for the three months ended September 30, 2010. The $0.1 million expense in the current period represents the amortization of deferred financing costs on our 2018 Convertible Notes. The expense for the three months ended September 30, 2010 reflects the mark-to-market adjustment on our previous warrant liability which was settled in its entirety during the fourth quarter of 2010.

Income tax benefit

We recorded an income tax benefit of $6.2 million for the three months ended September 30, 2011, as compared to a zero income tax benefit for the three months ended September 30, 2010. This income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45, Income Taxes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, we recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $6.2 million tax benefit to continuing operations. The $6.2 million tax benefit for the three months ended September 30, 2011 does not result in additional cash flow for us.

Results of Operations for the Nine months ended September 30, 2011 and September 30, 2010

Revenues

Total revenues increased $2.8 million, or 91%, to $5.9 million for the nine months ended September 30, 2011, from $3.1 million for the nine months ended September 30, 2010. The increase is primarily due to incremental KRYSTEXXA sales of $3.2 million resulting from the full commercial launch of KRYSTEXXA in February of 2011.

Sales of oxandrolone, our authorized generic version of Oxandrin, increased $0.6 million to $2.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. These higher sales were offset by a $1.0 million decrease in net sales of our branded product Oxandrin as compared to the three months ended September 30, 2010, primarily due to increased generic competition.

Cost of goods sold

Cost of goods sold increased by $5.0 million to $6.0 million for the nine months ended September 30, 2011, from $1.0 million for the nine months ended September 30, 2010, as the current period includes a $3.4 million charge against income to reserve for excess KRYSTEXXA inventory that had expiration dates such that it was unlikely the product will be sold. In addition, royalty payments on commercialized products are recorded as a component of cost of goods sold and these costs increased by $0.8 million as a result of the commercialization of KRYSTEXXA.

Research and development expenses

Research and development expenses decreased by $5.2 million, or 23%, to $17.3 million for the nine months ended September 30, 2011, from $22.5 million for the nine months ended September 30, 2010. The decrease is primarily due to $2.5 million in costs incurred in the prior year related to commercial batches of KRYSTEXXA manufactured prior to the FDA approval of the product on September 14, 2010. Additionally, the lower costs are due to $1.7 million in prior year expenses associated with our conformance batch campaign at our potential secondary source supplier of pegloticase drug substance coupled with a decrease in outside laboratory costs associated with the wind down of our open label extension clinical study in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $46.0 million to $62.8 million for the nine months ended September 30, 2011, from $16.8 million for the nine months ended September 30, 2010. The increase was primarily due to increased selling and marketing expenses associated with the full commercial launch of KRYSTEXXA as we continue to ramp up our marketing efforts for the product, and increased headcount as a result of the hiring of our KRYSTEXXA sales force and reimbursement specialists.

Interest expense on convertible notes

Interest expense was $11.4 million for the nine months ended September 30, 2011, consisting of $7.3 million of interest expense from the 4.75% coupon on our 2018 Convertible Notes issued in February 2011 and $4.1 million of non-cash accretion of the debt discount, also associated with our 2018 Convertible Notes.

Other income (expense), net

Other income (expense), net reflects $1.3 million of income for the nine months ended September 30, 2011 as compared to $35.5 million of expense for the nine months ended September 30, 2010, a change of $36.8 million. Other income for the nine months ended September 30, 2011 reflects a current year benefit to income as a result of the reversal of a $1.8 million liability for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability, partially offset by $0.4 million of expense as a result of the amortization of deferred financing costs on our 2018 Convertible Notes. The expense for the nine months ended September 30, 2010 represents the mark-to-market adjustment on our previous warrant liability, which was settled in its entirety during the fourth quarter of 2010.

Income tax benefit

We recorded an income tax benefit of $19.1 million for the nine months ended September 30, 2011, as compared to a zero income tax benefit for the nine months ended September 30, 2010. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $15.5 million income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45, Income Taxes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, we recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $15.5 million tax benefit to continuing operations. The $19.1 million tax benefit for the nine months ended September 30, 2011 does not result in additional cash flow.

Liquidity and Capital Resources

As of September 30, 2011, we had $202.7 million in cash, cash equivalents and short-term investments as compared to $64.9 million as of December 31, 2010. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018. We received cash proceeds from the sale of the Convertible Notes of $222.7 million, net of expenses.

We are using the net proceeds of the issuance of the Convertible Notes to commercialize KRYSTEXXA in the United States, including for the recruiting and hiring of our sales force, expanding our marketing organization and completing the establishment of a commercial infrastructure, funding of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States particularly in the European Union, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from the offering. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. government security money market funds and bank certificates of deposit.

Based on our current plans for completing the commercial launch of KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, the cost of pursuing regulatory approval in the European Union and the cost of building a commercial infrastructure in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations until April 30, 2013.

We believe we have sufficient quantities of KRYSTEXXA to complete a commercial launch in accordance with our launch plan. We also believe that our current inventory, excluding bulk API drug substance currently included in work-in-process inventory, will be sufficient for us to meet market demand at least through the first quarter of 2013.

Tax Benefits

We recorded an income tax benefit of $19.1 million for the nine months ended September 30, 2011 as compared to a zero income tax benefit for the nine months ended September 30, 2010. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $15.5 million income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45 Income Taxes. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, we recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $15.5 million tax benefit to continuing operations. The $19.1 million tax benefit for the nine months ended September 30, 2011 does not result in additional cash flow. We expect the full year tax benefit allocated to continuing operations for this item to be approximately $23.9 million.

In February 2010, we received an additional $2.0 million refund of federal income taxes paid in prior years. The recovery in February 2010 of prior alternative minimum income taxes is the result of an amendment of Section 172(b)(1)(H) and 810(b) of the Internal Revenue Code, which was amended under Section 13 of the Worker, Homeownership, and Business Assistance Act of 2009.

Cash Flows

Cash used in operating activities for the nine months ended September 30, 2011 was $85.3 million, which reflects our net loss for the period of $71.2 million, as well as a non-cash gain of $1.8 million as a result of an unrecognized tax benefit. Cash used in investing activities of $28.0 million during the nine months ended September 30, 2011 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities for the nine months ended September 30, 2011 was $223.3 million mainly due to the cash proceeds received from the issuance of our Convertible Notes of $222.7 million.

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

Our future capital requirements will depend on many factors, including:

•	whether we are successful in marketing and selling KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of clinical trials directed to potential expansion of clinical utility opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the United States.

As we continue with the commercialization of KRYSTEXXA, we expect that our cash needs will increase, and we may need to seek additional funding through customary methods, or to explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

The below table presents our contractual obligations and commitments as of September 30, 2011:

Payments Due by Period

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$57	$52	$5	$—	$—
Operating lease obligations	2,842	497	2,345		—
Purchase commitment obligations (1)	58,436	42,487	7,417	5,688	2,844
Other commitments (2)	3,151	2,007	1,144	—	—

Total	$64,486	$45,043	$10,911	$5,688	$2,844

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments include an aggregate of approximately $1.8 million in sales-based milestone payments that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, on the attainment of specified KRYSTEXXA sales targets, the timing of which is based on our best estimates and assumptions and could shift from period to period. Other commitments also reflects severance agreements with four former employees including our former President, which aggregate to approximately $1.4 million, of which $1.3 million will be paid in equal installments over a the next twelve months and $0.1 million will be paid after one year.

Excluded from the above table are employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

Also excluded from the above table are sales-based royalty payments to Duke and MVP due to the contingent nature of such obligations. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. We are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sub-licensees during any quarter.

In addition, we have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by our former subsidiary, Bio-Technology General (Israel) Ltd, or BTG, and upon our divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of its annual worldwide bulk product requirements in Israel, we may be subject to total payments ranging from 120% to 300% of the repayment obligation plus interest based upon the percentage of manufacturing that does not occur in Israel. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

We have a liability for unrecognized tax benefits of $3.4 million as of September 30, 2011. We are unable to estimate the amount or the timing of any future payments for this liability, if any.

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

Research and Development. Our research and development includes costs associated with the research and development of our KRYSTEXXA product prior to FDA approval and FDA-related post-marketing commitments for approved products (KRYSTEXXA post-approval). These costs primarily include pre-clinical and clinical studies and trials, personnel costs including compensation, consultants and contract research organizations, quality control and assurance costs, regulatory costs and costs related to the development of commercial scale manufacturing capabilities for KRYSTEXXA, which also includes the costs of preparing Fujifilm Diosynth Biotechnologies USA LLC (“Fujifilm”) to serve as our secondary source supplier of pegloticase drug substance for KRYSTEXXA in the United States. Costs associated with our medical affairs function are currently recorded in research and development. Currently the focus of our medical affairs function is the support of our post-marketing trails. Costs within the Medical Affairs function, such as investigator grants that could potentially improve or advance the commercial potential of KRYSTEXXA, are also recorded as research and development. We include the legal costs associated with patents for products (KRYSTEXXA) that have not yet been approved in countries outside the United Sates as research and development. Research and development costs are expensed as incurred.

Prior to the FDA approval of KRYSTEXXA, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there was uncertainty surrounding FDA approval of KRYSTEXXA for marketing in the United States. Following regulatory approval of KRYSTEXXA by the FDA, we capitalize certain manufacturing costs as inventory in cases where the manufacturing costs meet the definition of an inventoriable asset.

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

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We have not deferred any research and development costs as of September 30, 2011 and December 31, 2010 and had no amortization expense for the nine-month periods ended September 30, 2011 and 2010, respectively, based on services performed.

Selling, General and Administrative. Our selling, general and administrative expense primarily includes expenses associated with the commercialization of approved products (KRYSTEXXA) and general and administrative costs to support our operations. These expenses include product marketing and sales, operations personnel, corporate facility operating expenses and depreciation and core corporate support functions including human resources, finance and legal, and other external corporate costs such as insurance, audit and legal fees. We also include legal work in connection with patent applications or litigation, and the sale or licensing of patents within general and administrative expenses.

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

Restricted stock and restricted stock units, or RSU’s, that contain service conditions are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Compensation cost for restricted stock and RSU’s that contain service conditions is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded.

Compensation cost for restricted stock and stock option awards that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the implicit or explicit requisite service period. For purposes of recording compensation expense, we consider performance conditions that depend on a change in control event or an FDA approval, once the transaction is consummated or the event occurs. Previously recognized compensation expense is fully reversed if performance targets are not satisfied. We assess the probability of the performance indicators being met on a continuous basis and record compensation expense from that date, over the remainder of the requisite service period.

Compensation cost for restricted stock and stock option awards that contain a market condition is based on the grant date fair value of the award. Compensation expense is recorded over the implicit, explicit requisite or derived service period. Previously recognized compensation expense is not reversed if performance targets are not satisfied.

We grant stock options that contain service conditions to employees and directors with exercise prices equal to the fair market value of the underlying shares of our common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period, from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against income on a straight-line basis between the grant date for the option and each vesting date. We estimate the fair value of all stock option awards at the closing price of our common stock on the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. We did not issue any shares of common stock upon the exercise of stock options for the three months ended September 30, 2011. During the three months ended September 30, 2010, we issued 85,000 shares of common stock upon the exercise of stock options and received proceeds of $0.6 million. For the nine months ended September 30, 2011 and 2010, we issued 33,000 shares and 273,000 shares, respectively, of common stock upon the exercise of stock options and received proceeds of $0.2 million and $1.8 million, respectively. For the three months ended September 30, 2011 and 2010, approximately $0.7 million and $0.4 million, respectively, of stock option compensation cost was charged against income. For the nine months ended September 30, 2011 and 2010, approximately $2.3 million and $1.6 million, respectively, of stock option compensation cost was charged against income. As of September 30, 2011, there was $7.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation expense which is expected to be recognized over a weighted-average period of approximately 2.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Compensation cost charged against income related to stock option awards that contain performance or market conditions, which we refer to as performance awards, was $0.2 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively, the vesting of which was contingent upon the achievement of various specific strategic objectives by September 30, 2011, including the filing of our MAA for KRYSTEXXA in the European Union and other business development objectives. At September 30, 2011, approximately 400,000 performance awards, which encompass performance targets set for senior management through 2013 remained unvested and non-exercisable and could result in approximately $2.7 million of additional compensation expense if the performance targets are met or are expected to be attained.

We grant restricted stock awards that contain service conditions to our employees and directors. Additionally, we also grant RSU’s to directors. Restricted stock and RSU’s are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU’s awarded to directors are granted on a yearly basis and represent compensation for services performed on the Board of Directors. Restricted stock awards to directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one year and thirty-one days. Compensation cost for restricted stock and RSU’s that contain service conditions is based on the award’s grant date fair value, which is the closing market price of our common stock on the grant date, multiplied by the number of shares awarded. For the three months ended September 30, 2011, we issued 105,000 shares of restricted stock with an aggregate fair market value of $0.6 million. We did not issue any shares of restricted stock during the three months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we issued 856,000 shares and 31,000 shares of restricted stock, respectively with an aggregate fair market value of $7.1 million and $0.4 million, respectively. For the three months ended September 30, 2011and 2010, approximately $0.8 million and $0.5 million, respectively, of deferred restricted stock compensation cost was charged against income. For the nine months ended September 30, 2011 and 2010, approximately $2.0 million and $1.6 million, respectively, of deferred restricted stock compensation cost was charged against income. At September 30, 2011, approximately 958,000 shares remained unvested and there was approximately $8.4 million of unrecognized compensation cost related to restricted stock and RSUs that contain service conditions.

During the three months ended September 30, 2011 and 2010, we recorded $0.3 million and $2.1 million, respectively of compensation expense related to restricted stock awards that contain performance or market conditions. During the nine months ended September 30, 2011 and 2010, we recorded $0.4 million and $2.1 million, respectively, of compensation expense related to restricted stock awards to senior management personnel that contain performance or market conditions, the vesting of which is contingent upon the achievement of certain specific strategic objectives and other business development objectives. At September 30, 2011, approximately 317,000 shares of restricted stock with performance or market conditions remained unvested and could result in approximately $3.1 million of additional compensation expense if the performance targets are met or expected to be achieved.

Income Taxes. In the nine months ended September 30, 2011, we recorded an income tax benefit of $19.1 million for the nine months ended September 30, 2011 as compared to a zero income tax benefit for the nine months ended September 30, 2010. This benefit was partially the result of a reduction in a liability for an unrecognized tax benefit of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter of 2011. The remaining $15.5 million income tax benefit resulted from the allocation of a tax benefit to continuing operations pursuant to ASC 740-30-45, Income Taxes. This guidance requires that amounts credited to capital in excess of par value, other comprehensive income or discontinued operations during the year are considered sources of income that enable a company to recognize a tax benefit on its loss from continuing operations. As discussed in Note 14 – Convertible Notes, the 2018 Convertible Notes were bifurcated into debt and equity components for accounting purposes. As a result, the Company recorded a credit to the capital in excess of par value account of $34.4 million, which caused the allocation of the $15.5 million tax benefit to continuing operations. The $19.1 million tax benefit for the nine months ended September 30, 2011 does not result in additional cash flow for the Company. The Company expects the full year tax benefit allocated to continuing operations for this item to be approximately $23.9 million.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carry forwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature. In 2010, based on the net operating loss generated in 2010 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets except those assets that are reserved by a liability for unrecognized tax benefits. We maintained a valuation allowance as of September 30, 2011 of $212.7 million. The increase in the valuation allowance from December 31, 2010 was primarily due to an increase in net operating loss carry forwards and the uncertainty that these additional deferred tax assets will be realized.

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

The total amount of federal, state and local liabilities for unrecognized tax benefits was $3.4 million as of September 30, 2011, including accrued penalties and interest. The decrease of $6.8 million in the Company’s liability for unrecognized tax benefits from December 31, 2010 to September 30, 2011 is primarily the result of a recently completed state tax audit in the first quarter of 2011 which resulted in a decrease to state unrecognized tax positions from prior years that are considered effectively settled. The Company also decreased a portion of its liability for unrecognized tax benefits due to a change in estimate which is the direct result of the recently settled Federal Income Tax Audit in January of 2011

The net decrease of $1.1 million in the liability for unrecognized tax benefits subsequent to adoption of the new accounting guidance on accounting for uncertainties in income taxes as codified under ASC 740-10, Income Taxes, resulted in a corresponding increase to the income tax benefit within our consolidated statements of operations as well as a reduction to the interest and penalty expense in our consolidated statements of operations.

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

Other-Than-Temporary Impairment Losses on Investments. We regularly monitor our available-for-sale and held-to-maturity portfolios to evaluate the necessity of recording impairment losses for other-than-temporary, or OTT, decreases in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes determinations relating to recording impairment losses for OTT through the consideration of various factors such as management’s intent to sell an investment before the recovery of its cost basis. OTT impairment losses result in a permanent reduction to the cost basis of the investment. For the nine months ended September 30, 2011 and 2010, we did not experience or record realized investment losses due to OTT declines in fair value.

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

Upon sale, we estimate an allowance for future returns. We provide additional reserves for contemporaneous events that were not known or knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators. The aggregate net product return allowance reserve was $0.9 million and $0.5 million at of September 30, 2011 and December 31, 2010, respectively.

Allowances for Medicaid and Other Government Rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to providing those agencies with our most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances were $0.5 million as of September 30, 2011 and $0.3 million at of December 31, 2010.

Inventory Valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and market value. We determine these reserves based on estimates. For the three and nine months ended September 30, 2011, we recorded a $3.4 million charge against income to reserve for excess KRYSTEXXA inventory that had expiration dates such that the product was unlikely to be sold. We did not record any such charges against income for the three and nine months ended September 30, 2010.

We continually analyze the impact of generic competition on our inventory reserves considering the Oxandrin inventory currently on hand, inclusive of raw materials and finished goods, and the current demand forecasts. The aggregate net inventory valuation reserves as of September 30, 2011 and December 31, 2010 were $4.4 million and $1.3 million, respectively.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification, or ASC, Topic 220, Comprehensive Income. The amendments give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective prospectively for our consolidated financial statements for the year beginning January 1, 2012 and is not expected to have a significant impact on our consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is not expected to have a significant effect on our consolidated financial statements. In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December  15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC’s, rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and President, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 ( Joseph R. Berger vs. Savient Pharmaceuticals, Inc.), Dr. Joseph Berger alleged that he had entered into an agreement with us in December 1993, under which he assigned to us an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the Invention, in exchange for our agreement to use him as a researcher in certain clinical trials relating to the Invention, and that we had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, we uncovered an April 6, 1992 Consulting Agreement between Berger and our predecessor, Gynex Pharmaceuticals, or Gynex, wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 Agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 Agreement, but contended that the $20,000 paid to him under the agreement was not consideration for the assignment of the Invention. We filed a motion for summary judgment on Dr. Berger’s claims and, on August 17, 2009, the Court issued an order granting our motion and dismissing Dr. Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting our motion for summary judgment, and we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and our cross-appeal on the papers and on October 14, 2011, the Court upheld the lower court’s decision.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit, and the briefing on that appeal was completed in June 2011. Oral arguments have been scheduled for November 8, 2011. The Second Circuit is unlikely to issue a decision on the appeal before late 2011. We intend to continue to vigorously defend against this action.

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

These forward-looking statements include, among other things, statements about:

•	the success of our marketing efforts and our ability to commercialize KRYSTEXXA® (pegloticase),

•	market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community,

•	our market expansion plans, including our Marketing Authorization Application, or MAA, which we filed with the European Medicine Agency, or EMA, earlier this year,

•	market acceptance of reimbursement risks with third-party payors during the initial phases of market introduction,

•	the risk that the market for KRYSTEXXA is smaller than we have anticipated,

•	our reliance on third parties to manufacture KRYSTEXXA, and

•	risks associated with stringent government regulation of the biopharmaceutical industry.

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

* Risks relating to the commercialization and further development of KRYSTEXXA and our ability to accomplish our future business objectives

*Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U.S. commercialization strategy is unsuccessful, market acceptance of KRYSTEXXA may be harmed, and we will not achieve the revenues that we anticipate and may need additional funding.

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. The secondary focus of our business is the pursuit of regulatory approval for KRYSTEXXA in the European Union and other foreign jurisdictions, and the investigation of the expansion of the clinical utility for KRYSTEXXA. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depend on our ability to execute our commercial strategy for KRYSTEXXA in the United States.

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

*Our business also focuses on the worldwide clinical development and commercialization of KRYSTEXXA outside of the United States, particularly in the European Union. If we fail to achieve regulatory approval for KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, or if regulatory approval in those jurisdictions is delayed, market acceptance of KRYSTEXXA in those markets will be harmed and we will not achieve the revenues that we anticipate.

We intend to market KRYSTEXXA outside the United States either by ourselves or with third-party collaborators. In order to market KRYSTEXXA in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In early May 2011, we submitted our MAA for marketing authorization for KRYSTEXXA in the European Union. In late May 2011, the EMA validated and accepted for review our MAA and initiated the regulatory review process of KRYSTEXXA in the European Union. Our MAA could fail to be approved by the EMA, or such approval could be delayed. If our MAA is not approved, or if such approval is delayed, market acceptance of KRYSTEXXA in the European Union will be harmed and we will not achieve the revenues that we anticipate.

The procedures for obtaining foreign marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain U.S. Food and Drug Administration, or FDA, approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. If we pursue commercialization of KRYSTEXXA outside the United States through development and commercialization collaborations, third parties may be responsible for obtaining such foreign regulatory approvals. If this occurs, we will depend on such third parties to obtain these approvals. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize KRYSTEXXA in any foreign market. If we fail to receive approval in these jurisdictions, we will not generate revenue from sales of KRYSTEXXA in these jurisdictions.

*We have recently re-established our internal sales, marketing and commercialization infrastructure and capabilities directed toward our commercialization of KRYSTEXXA in the United States. If we are not successful in recruiting and retaining sales and marketing personnel in the United States and maintaining an appropriate infrastructure, our ability to commercialize KRYSTEXXA and generate product sales will be impaired.

From December 2006 until recently, we had limited marketing and no sales capabilities. We have recently re-established our internal sales, marketing and commercialization infrastructure and capabilities, directed toward our commercialization of KRYSTEXXA in the United States. These efforts have been and will continue to be difficult, expensive and time consuming. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA and may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA, or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers will be impaired and result in lower than expected revenues.

*Our business may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict with accuracy. We currently estimate the total addressable market for KRYSTEXXA to be approximately 120,000 patients in the United States, based on a market sizing study that was completed in July 2011. However, the actual number of patients in the U.S. market may be substantially lower than our estimate. In addition, the total addressable market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, the potential success of label expansion activities, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community.

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

*The commercial success of KRYSTEXXA will depend upon the degree of its market acceptance by refractory chronic gout patients, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

Those patients who suffer from chronic gout and who are refractory to conventional therapy comprise a largely previously untreated patient population. KRYSTEXXA may not gain or maintain market acceptance by these refractory chronic gout patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that a significant number of potential patients for KRYSTEXXA may be treated by primary care practitioners and we will need to educate these physicians about KRYSTEXXA in order to facilitate referrals of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these primary care practitioners about KRYSTEXXA, or if they do not refer patients to sites of care, we do not expect to achieve an appropriate level of market acceptance for KRYSTEXXA. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit its commercial success and result in lower than expected revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

•	its efficacy and potential advantages over other treatments,

•

the extent to which physicians are successful in treating patients with other products or treatments, such as allopurinol and Uloric® (febuxostat), which, because they are pills, offer greater convenience and ease of administration and are substantially less expensive compared to KRYSTEXXA,

•	whether patients remain on KRYSTEXXA or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	the extent to which physicians and patients experience similar or improved clinical results to that reported on the approved product labeling.

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States of approximately $2,300 for a single dose of treatment once every two weeks,

•

the extent to which concern among physicians and patients about anaphylaxis and infusion reactions that affect many patients treated with KRYSTEXXA, and the boxed warning on the approved product labeling for KRYSTEXXA warning of such reactions, limits sales of KRYSTEXXA,

•	the prevalence and severity of other side effects that we have observed to date or that we may observe in the future,

•	the extent to which the risk evaluation and mitigation strategy, or REMS, program required as part of the FDA’s approval of KRYSTEXXA is perceived by physicians to be burdensome,

•	the timing of the release of competitive products or treatments,

•	our marketing and sales resources, the quantity of our supplies of KRYSTEXXA and our ability to establish a distribution infrastructure for KRYSTEXXA,

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent and in what amount, and

•	the willingness of the target patient population to be referred by primary care physicians to rheumatologists, nephrologists or infusion centers.

If market acceptance of KRYSTEXXA is adversely affected by any of these or other factors, then sales of KRYSTEXXA may be reduced and our business will be materially harmed.

*The FDA approved our Biologics License Application or BLA, with a final label that prescribes safety limits and warnings, including a boxed warning, and we are required to implement post-approval commitments and a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

In clinical trials of KRYSTEXXA, anaphylaxis and infusion reactions in patients were reported to occur during and after administration of KRYSTEXXA. In the Phase 3 trial for KRYSTEXXA, anaphylactic reactions were reported in 6.5% of patients treated with KRYSTEXXA, compared to 0% with placebo, and infusion reactions were reported to occur in 26% of patients treated with KRYSTEXXA, compared to 5% of patients treated with placebo. Physicians may be reluctant to treat patients with KRYSTEXXA because of concern regarding the occurrence of these anaphylactic and infusion reactions. In addition, the approved United States full prescribing information, or labeling, for KRYSTEXXA contains safety information, including a prominent warning on the full prescription information, or package insert, referred to as a “black box warning,” regarding anaphylaxis and infusion reactions, as well as contraindications, warnings and precautions. The prevalence and severity of these adverse reactions and the related labeling for KRYSTEXXA may reduce the market for the product and increase the costs associated with the marketing, sale and use of the product.

We are also required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. The FDA is also requiring that we conduct an observational trial in 500 patients treated with KRYSTEXXA for one year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA. In addition, the FDA is requiring us to conduct several post-approval non-clinical and chemistry, manufacturing and control, or CMC, studies. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised safety labeling or REMS requirements and result in lower than expected future revenues.

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

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of KRYSTEXXA from government-funded and private third-party payors. Reimbursement by a third-party payor depends on a number of factors, including the third-party payor’s determination that use of a product is:

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

In March 2011, we were awarded a contract from the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. This contract award is effective on April 1, 2011 and calls for us to sell KRYSTEXXA to the VA at an approximate 24% discount to our list price. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our profitability will be materially and adversely affected.

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance and which would lower our revenues. Where third-party payors require substantial co-insurance or co-pay amounts, we subsidize these amounts for some economically disadvantaged patients, which reduces our profit margin on KRYSTEXXA for those patients. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that KRYSTEXXA will be reimbursed in all cases or at a rate that allows us to sell KRYSTEXXA at an acceptable price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for KRYSTEXXA, our ability to generate revenues and become profitable will be compromised.

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

In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval of KRYSTEXXA also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety and/or efficacy, as well as a commitment for an observational trial in 500 patients treated with KRYSTEXXA for one year to further evaluate the identification of any serious adverse events associated with the administration of KRYSTEXXA. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

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

On September 14, 2010, we received FDA approval for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, a subset of the broader population of patients with gout. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, febuxostat was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, in the event febuxostat is used to treat patients who failed on or were contraindicated to allopurinol, or if patients are otherwise treated with febuxostat prior to being treated with KRYSTEXXA, market demand for KRYSTEXXA could be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center for a four to five-hour treatment. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

There are also a number of companies developing new treatments for gout. Some of these development stage treatments are currently in late stage clinical trials. Depending on their cost, safety, efficacy and convenience, one or more of these new therapies, if approved, could provide substantial competition for KRYSTEXXA.

Moreover, the Patient Protection and Affordable Care Act of 2010, or the PPACA, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

At September 30, 2011, we had $202.7 million in cash, cash equivalents and short-term investments, as compared to $64.9 million at December 31, 2010. At September 30, 2011, we had an accumulated deficit of $386.7 million. The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, we have increased our cash position through the offer and sale of our 4.75% Convertible Senior Notes due 2018, which we refer to as the 2018 Convertible Notes. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position and we do not have further non-core assets to divest.

Although our Board of Directors may from time-to-time evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercial launch of KRYSTEXXA in the United States, have submitted and had validated and accepted for review by the EMA our MAA for KRYSTEXXA in the European Union and are pursuing additional regulatory filings in other jurisdictions. Our future capital requirements will depend on many factors, including:

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

Based on our current plans for completing the commercial launch of KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, the cost of pursuing regulatory approval in the European Union and the cost of building a commercial infrastructure in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations until April 30, 2013.

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

*If we market KRYSTEXXA in a manner that violates healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our conduct of the observational study in a commercial patient population contemplates that participating clinical sites will bill third-party payors for the cost of KRYSTEXXA and physician and infusion services which are incidental to the normal and ordinary therapeutic use of KRYSTEXXA. The clinical trial sites will separately bill us, and we will pay for, any additional tests and services which are required by the study protocol and not incidental to the normal and ordinary use of KRYSTEXXA. Under certain circumstances a payment being made to a physician or other healthcare provider who is using a commercially available product and billing third parties for its use may be found to be in violation of the federal Anti-Kickback Statute, the federal False Claims Act, and various other federal and state laws. If our conduct of the observational study for KRYSTEXXA is found to be in violation of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, or exclusion from government funded healthcare programs, such as Medicare and Medicaid, which could result in the curtailment or restructuring of our operations.

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

Moreover, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of certain drugs from Canada, where there are government price controls. Controlled substances, biological products and certain other drugs that are infused, inhaled or intravenously injected are exempt from these provisions, but it is possible that changes to the law could be made that would impact the ability to import these types of products. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services, or HHS, certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. This certification has not yet been made, and the Secretary of HHS has not announced any plans to do so. Even if the importation provisions of the MMA do not become effective, a number of other federal legislative proposals have been offered to implement similar changes to U.S. importation laws and to broaden permissible imports in other ways, such as expanding the number of countries from which importation is allowed. If the MMA importation provisions become effective, or if similar legislation or regulatory changes are enacted, this could permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results and our overall financial condition.

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

*If we fail to attract and retain senior management and key personnel, we may not be able to complete the development of or execute upon our commercial strategy for KRYSTEXXA.

We depend on key members of our management team, including John H. Johnson, who was appointed by our Board of Directors as our Chief Executive Officer effective January 31, 2011 and Chief Executive Officer and President effective May 30, 2011. In addition, in recent years, due to challenges we faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger. The loss of the services of Mr. Jaeger, or any member of our senior management team, particularly Mr. Johnson, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA. We have employment agreements with Mr. Johnson and other key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

*As we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties, such as consultants, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA. Any interactions with any such parties or individuals where compensation is provided which are found to be in violation of the FCPA could result in substantial fines and penalties and could materially harm our business. If our business practices outside the United States are found to be in violation of the FCPA, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operation and growth prospects.

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

*Qualifying a global secondary source supplier of drug substance, any other change to any of our third-party manufacturers for KRYSTEXXA or any change in the location where KRYSTEXXA is manufactured would require prior FDA review, approval of the manufacturing process and procedures for KRYSTEXXA manufacture. This qualification and FDA review and approval will be costly and time consuming and could delay or prevent the manufacture of KRYSTEXXA at such facility.

We have engaged a secondary source supplier of the drug substance used in the manufacture of KRYSTEXXA. In connection with the FDA’s consideration of this secondary source supplier of drug substance, this supplier is required to produce validation batches of the drug substance to demonstrate to the FDA that the materials produced by this supplier are comparable to those produced at BTG. If we cannot establish to the satisfaction of the FDA that the drug substance manufactured by the secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in the United States. During the first quarter of 2010, the performance batch production campaign commenced, and as a result of batch failures, based on one manufacturing specification, the campaign was terminated in December 2010. The Company renegotiated the agreement in June 2011 and the conformance campaign is planned to re-start during the second half of 2011. The

Company expects the additional costs associated with its conformance campaign to approximate $10.0 million, which includes non-refundable fees of $1.0 million to reserve manufacturing capacity for the conformance batch campaign. We do not expect FDA approval of the secondary source manufacturing facility to be completed until the first quarter of 2013, at the earliest. If the FDA requires that we conduct clinical or non-clinical trials to demonstrate that the drug substance manufactured by the secondary source supplier is equivalent to the drug substance manufactured by BTG, we could incur significant additional costs or delays in qualifying the secondary source supplier for the drug substance. If we elect to manufacture the drug substance used in KRYSTEXXA at the facility of another third-party supplier, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMPs and obtain prior FDA approval. Any such new facility could also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation of the manufacturing process would be required by the FDA, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand and our needs for any future clinical trials or other development purposes.

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

We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license exclusive worldwide rights to patents and pending patent applications that constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA from Mountain View Pharmaceuticals, Inc., or MVP, and Duke University, or Duke. Under the agreement, we are required to use best efforts to bring to market and diligently market products that use the licensed technology. We also must provide MVP and Duke with specified information relating to the development of KRYSTEXXA. The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales we make in that quarter. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. Under the agreement, we are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sub-licensees during any quarter. As of September 30, 2011 we had made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement, including the approval of our BLA for KRYSTEXXA.

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

Risks relating to our results of operations and our common stock

We have incurred losses from continuing operations since 2004 and we have incurred and anticipate that we will continue to incur substantial expenses in connection with our commercial launch of KRYSTEXXA in the United States and further development and efforts to obtain regulatory approval for KRYSTEXXA outside of the United States. If we do not generate significant revenues from the sale of KRYSTEXXA, we will not be able to achieve profitability.

Our ability to achieve operating profitability in the future depends on the successful commercialization and further development of KRYSTEXXA. We have incurred and expect to continue to incur significant expenditures in connection with the commercialization of KRYSTEXXA in the United States and further development and effort to seek regulatory approval for KRYSTEXXA outside of the United States. If sales revenue from KRYSTEXXA is insufficient, we may never achieve operating profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 Phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing Lawrence J. Koncelik, Jr. as lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. Thereafter the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The Court heard oral arguments on the motion on February 24, 2010. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit. The briefing on that appeal was completed June 2011 and oral arguments have been scheduled for November 8, 2011. The second circuit is unlikely to issue a decision for this appeal before late 2011. We intend to continue to vigorously defend against this action.

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

In February 2011, we issued $230 million aggregate principal amount of 4.75% 2018 Convertible Senior Notes. The Convertible Notes are convertible, under certain circumstances and during certain periods, based on an initial conversion rate of 86.6739 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $11.54 per share of common stock, subject to adjustment in certain circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We may redeem some or all of the Convertible Notes for cash under certain circumstances on or after February 1, 2015. The Convertible Notes bear interest at a rate of 4.75% per year.

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

SAVIENT PHARMACEUTICALS, INC.
(Registrant)

By:	/S/ JOHN H. JOHNSON

John H. Johnson
Chief Executive Officer & President
(Principal Executive Officer)

By:	/s/ KENNETH J. ZUERBLIS

Kenneth J. Zuerblis
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

Dated: November 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document