Form 10-K
period 2011-12-31
SAVIENT PHARMACEUTICALS INC
filed 2012-02-29
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of these securities as reported by The NASDAQ Global Market on June 30, 2011) was approximately $528,419,000. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

As of February 24, 2012, the number of shares of Common Stock outstanding was 71,761,310.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements. In particular, any statements about our ability to obtain necessary foreign regulatory approvals for KRYSTEXXA, our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, our ability to execute our launch of KRYSTEXXA in the United States, our ability to execute on our plans for the expansion of clinical utility for KRYSTEXXA, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

PART I

ITEM 1. BUSINESS

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® in the United States, completing the development and seeking regulatory approval for this product outside of the United States, particularly in the European Union, and investigating the expansion of the clinical utility for KRYSTEXXA. In Europe and the rest of the world we continue to see significant opportunity and great interest in KRYSTEXXA. At the current time we do not plan to launch KRYSTEXXA on our own in Europe or other foreign markets, but will instead explore partnership opportunities in those regions. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011.

KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition referred to as Refractory Chronic Gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of an elevation of blood concentration of uric acid that is not accompanied by signs or symptoms of gout. This condition is referred to as asymptomatic hyperuricemia.

Gout develops when urate accumulates in the tissues and joints as a result of the elevation of the blood concentration of uric acid. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and deposits of crystalline urate in joints, skin or cartilage, which may occur in concentrated forms, or gout tophi. Uricase, an enzyme not naturally expressed in humans but present in other mammals, eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. We believe that treatment with KRYSTEXXA, which is a PEGylated form of uricase, eliminates hyperuricemia and provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. This study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, the National Health and Nutrition Examination Survey, or NHANES, the nationally representative survey sponsored by the United States Centers for Disease Control and Prevention, Medicare claims data and commercial claims data. The KRYSTEXXA Market Study was completed in July 2011 and indicated that there are approximately 120,000 RCG patients in the United States, which represents approximately 4.2% of the overall annual treated gout population in the United States. The total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians.

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

To support the commercial launch of KRYSTEXXA, we have hired a sales force consisting of 62 experienced biologic sales professionals, six regional business directors, six managed care executives, 12 nurse educators and 12 field reimbursement specialists. To support the safe and effective use of KRYSTEXXA in the commercial setting, we expanded our medical affairs function with the hiring of 12 field-based Regional Medical Scientists, or RMSs, who educate clinicians through reactive presentations of the clinical data. As we proceed forward through the promotional launch, we may increase the size of our sales force or medical affairs professionals, if necessary. Our sales force will allow us to target rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG.

To date, our sales force has reached over 90% of our key rheumatologists, and 57% of key nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that 2011 sales of KRYSTEXXA have been hampered by the lack of information available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011 we published in the Journal of the American Medical Association, or JAMA, data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG. The data that were published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial proportion of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gout tophi receiving KRYSTEXXA every two weeks experience complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting.

When we commenced sales of KRYSTEXXA, KRYSTEXXA was reimbursed under a temporary Medicare Part B reimbursement code, which can cause delays in Medicare reimbursement to prescribers. However, we received a permanent Medicare Part B reimbursement code, which is called a “J” code, in November 2011, which became effective on January 1, 2012. The permanent “J” code, J2507, should facilitate reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We also were awarded a contract from the VA, which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011. at an approximate 24% discount to our list selling price. In addition, currently KRYSTEXXA enjoys broad coverage for RCG patients through managed care and private payor organizations.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA for through September 30, 2011. We believe that this initiative allowed patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense. We may re-introduce the KPIP at a future date based on market conditions.

We implemented during 2011 various prescriber education programs, and we trained 140 Key Opinion Leaders, or KOLs, to educate other physicians and healthcare professionals on the safe and appropriate use of KRYSTEXXA. In 2011, we also completed 141 speaker programs reaching approximately 2,000 healthcare professionals.

We have built an inventory of finished KRYSTEXXA product at December 31, 2011, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least 2014.

In December 2010, the Pediatric Committee of the European Medicines Agency, or EMA, approved our pediatric investigation plan for the treatment and prevention of hyperuricemia in pediatric patients undergoing chemotherapy for hematologic malignancies, which is a condition to filing for marketing approval for KRYSTEXXA in the European Union.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011 we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. Also in May 2011, we received validation of the MAA that was filed with the EMA for KRYSTEXXA for the treatment of RCG in adult patients, which resulted in the initiation of the EMA’s regulatory review process. We anticipate an EMA approval of our MAA for KRYSTEXXA during the second half of 2012. We expect KRYSTEXXA to be available in the European Union on a named patient basis by the end of the first quarter of 2012.

In further support of our efforts to launch KRYSTEXXA in Europe, we have engaged RMS’s for our European region, commenced KOL interactions and advanced the development of reimbursement and pricing plans for the region. In addition, in January of 2012, we announced the appointment of David Veitch as President of our European subsidiary, Savient Pharma Ireland Limited. Mr. Veitch will lead our European organization and efforts focused on KOL development in key European markets, pre-launch market and reimbursement development activities and commercial launch planning, as well as assisting us with our exploration of partnership opportunities in Europe and the rest of the world.

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

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the sales and research and development activities of KRYSTEXXA. Total revenues were $9.6 million for year ended December 31, 2011, an increase of $5.6 million, or 137%, from $4.0 million for year ended December 31, 2010.

KRYSTEXXA® (pegloticase)

The API in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid into allantoin, which is readily eliminated primarily through the kidney. KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition referred to as Refractory Chronic Gout, or RCG. We produce the uric acid degrading enzyme uricase using a third-party manufacturer, through a recombinant process in which genetically engineered bacteria produce uricase. We then produce the API, pegloticase, by PEGylating the purified uricase in order to decrease the rate at which the human body would otherwise clear the uricase. PEGylation refers to a process in which a polyethylene glycol polymer is attached to a molecule. The KRYSTEXXA uricase is PEGylated by attaching methoxypolyethylene glycol, or mPEG, to it.

KRYSTEXXA received “orphan drug” designation from the FDA in 2001. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity for a defined period and offers some financial benefits, including specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the use for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications by other companies to market the same drug for the same use may not be approved in the United States for a period of seven years from the date of approval of the orphan drug by the FDA, except in limited circumstances, such as if a competitive product is shown to be clinically superior to the original product. Orphan drug designation of KRYSTEXXA does not prevent competitors from introducing different competing drugs for the same orphan indication that is covered by KRYSTEXXA’s orphan designation or the same drug for a different indication.

Clinical Development and Data

From 2001 through June 2006, we advanced the clinical development of KRYSTEXXA through Phase 1 and 2 clinical trials, which allowed us to determine the appropriate dose and dose regimen to support further testing in pivotal Phase 3 trials.

In June 2006, after the FDA concurrence with our Special Protocol Assessment, or SPA, for our Phase 3 clinical trials for KRYSTEXXA for the treatment of RCG, we began patient dosing in our two replicate Phase 3 trials, and patient recruitment was completed in March 2007.

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

The most common adverse events in the trials were gout flares, which occurred in 76% of patients in the every two weeks dose group, 83% of patients in the every four weeks dose group, and 81% of patients in the placebo group. An initial increase in gout flares (followed by a later decrease in gout flares) is an expected side effect of urate-lowering therapies. Standard gout flare medicines, such as colchicine or non-steroidal anti-inflammatory drugs, were administered to help prevent gout flares. The second most common adverse event in the trials was infusion reactions, which occurred in 26% of patients in the every two weeks dose group, 40% of patients in the every four weeks dose group and 5% in the placebo group. Most infusion reactions were managed by slowing the infusion or by stopping and restarting the infusion at a slower rate. Sometimes the physician also administered intravenous fluid or additional antihistamine or anti-inflammatory drugs to treat the infusion reaction. As a prophylactic measure, all patients received a standardized regimen of glucocorticoids, antihistamines and acetaminophen to help mitigate the occurrence and severity of infusion reactions. Eleven of 169 KRYSTEXXA-treated patients in the Phase 3 clinical trials, or 6.5%, had an infusion reaction reported as a severe adverse event, and 12% withdrew because of infusion reactions.

In October 2008 we filed a Biologics License Application, or BLA, with the FDA seeking marketing approval for KRYSTEXXA. During the pendency of the FDA’s review, and in preparation for an anticipated FDA Advisory Panel, we continued to perform various analyses of the KRYSTEXXA clinical data. In late January 2009 we completed the first of three formal blinded and unblinded post-hoc adjudications of all cardiovascular events included in reports of serious adverse events and serious infusion reactions from the Phase 3 trial. Our evaluation was predicated on the Anti-Platelet Trialist Collaborative, or APTC, assessment criteria, which is a standardized approach that the FDA has widely accepted as a method of evaluating cardiovascular risk. APTC cardiovascular events include deaths, non-fatal myocardial infarction and non-fatal stroke. As a result of the review, we concluded that there were three APTC cardiovascular events in the KRYSTEXXA treatment arms of the Phase 3 trials (not including the OLE study) and none in the comparator placebo treatment arm. We also found that there were 10 non-APTC cardiovascular events in the treatment arms and no non-APTC cardiovascular events in the comparator placebo treatment arm. In addition, we evaluated cardiovascular events in the Phase 2 trial and the OLE study. However, because there was no placebo arm in the Phase 2 trial or the OLE study, there were no comparative results between the treatment group and the placebo group.

Also in late January 2009, we completed an additional analysis which reviewed all cause mortality in the Phase 3 trials and the then on-going OLE study. In that review, we noted that in the Phase 3 trials, there was a 2:2:1 randomization used, meaning that four times as many patients were receiving KRYSTEXXA treatment than placebo. We determined that five deaths occurred in the KRYSTEXXA treatment arm of the combined Phase 3 trials and the OLE study, and three deaths occurred in the placebo comparator arm of the Phase 3 trials, with none of these deaths being causally connected to treatment with KRYSTEXXA or participation in the clinical trial.

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

Regulatory Approval History

In response to our BLA filing in October 2008, on July 31, 2009, the FDA issued a Complete Response Letter, or CRL, notifying us that it was not in a position to approve the BLA as a treatment for chronic gout in patients refractory to conventional therapy unless and until a resubmission was provided to the FDA that addressed certain specified deficiencies with the chemistry, manufacturing and controls, or CMC, section of the BLA, and we addressed additional requests from the FDA regarding observations made at a pre-approval inspection of our API manufacturer, a risk evaluation and mitigation strategy, or REMS, program and we provided an additional safety update focused on new clinical and pre-clinical data of KRYSTEXXA since the initial 120 day safety update. We obtained clarity and guidance around various aspects of the CRL during a “Type A” meeting with the FDA in September 2009 and proceeded thereafter to implement our plan to address the deficiencies highlighted in the CRL.

On March 15, 2010, we resubmitted our BLA for KRYSTEXXA to the FDA. The resubmission included data which addressed the deficiencies with the CMC section of the BLA cited by the FDA and other data which were designed to address all the issues raised by the FDA in its July 31, 2009 CRL. Our submission also included a safety update from the remaining studies that were ongoing at the time of the previous 120-day safety update and additional documentation on prescribing and product labeling information, REMS program materials and a patient medication guide.

On September 14, 2010, the FDA approved KRYSTEXXA for marketing for the treatment of chronic gout in adult patients refractory to conventional therapy. The approved United States full prescribing information, or labeling, for KRYSTEXXA contains safety information, including a prominent warning on the full prescription information, or package insert, referred to as a “black box warning,” regarding anaphylaxis and infusion reactions, as well as contraindications, warnings and precautions. The black box warning and other precautions are based on the clinical trials experience in which anaphylaxis and infusion reactions in patients were reported to occur during and after administration of KRYSTEXXA. In the Phase 3 trial for KRYSTEXXA, anaphylactic reactions were reported in 6.5% of patients treated with KRYSTEXXA, compared to 0% with placebo, and infusion reactions were reported to occur in 26% of patients treated with KRYSTEXXA, compared to 5% of patients treated with placebo.

As part of our approval we are also required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA is also requiring that we conduct an observational trial in 500 patients treated with KRYSTEXXA for one year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA.

We have received acceptance by the EMA of the trade name KRYSTEXXA for the European Union.

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

The manufacturing process for pegloticase, which is the API drug substance of KRYSTEXXA, consists of the production of uricase through a recombinant process in which a genetically-engineered bacteria produces uricase, followed by its purification, PEGylation, further purification and formulation to produce the bulk API, pegloticase, which we also refer to as the pegloticase drug substance. Pegloticase is then sterilized by filtration and is aseptically filled into sterile, single dose vials. The manufacturing process and the analytical methods used to test KRYSTEXXA and its intermediates have been validated as required by regulatory agencies. We have commercially launched KRYSTEXXA with pegloticase drug substance produced at our primary third-party API manufacturer, Bio-Technology General (Israel) Ltd, or BTG, and with aseptic fill and finish performed by Sigma-Tau PharmaSource, Inc., or Sigma-Tau, (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010). BTG and Sigma-Tau commenced manufacturing of pegloticase drug substance and KRYSTEXXA drug product, respectively, during the second half of 2010 pursuant to regularly scheduled commercial manufacturing campaigns.

The production of the pegloticase drug substance is based on a recombinant micro-organism, the subject of an issued patent owned by Duke University, or Duke, and licensed exclusively to us, as well as published patent applications owned directly by us. The manufacturing processes used in the production of the pegloticase drug substance consist in most part of standard biotechnological techniques, except for the PEGylation step. The manufacturing process steps are covered by published patent applications owned directly by us and by an issued patent exclusively licensed to us by Mountain View Pharmaceuticals, Inc., or MVP.

We are continuing our efforts to complete the validation of manufacturing processes for the pegloticase drug substance by a second contract manufacturing organization, Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, which is located in the United States. However, we will continue to rely on a single source of supply, BTG, for the pegloticase drug substance and NOF Corporation of Japan, or NOF, for mPEG-NPC, the PEGylation reagent. We have commenced efforts to engage a secondary fill and finish manufacturer for KRYSTEXXA, but at this time no contract agreement is in place for this function. As such, we also plan to continue to rely on a single provider of fill and finish services, Sigma-Tau, for the foreseeable future. In support of our commercialization of KRYSTEXXA, we have entered into agreements with BTG and Sigma-Tau for the supply of commercial materials and with NOF for supply of the PEGylation reagent.

For more information on our agreements with BTG, Fujifilm, NOF and Sigma-Tau, please see “Manufacturing, Supply, Distribution and Other Arrangements”.

Sales and Marketing

KRYSTEXXA became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. To support the commercial launch of KRYSTEXXA, we have hired a 62-person sales force, most of whom have biologics drug experience, six regional business directors, six managed care executives, 12 nurse educators and 12 field reimbursement specialists. As we proceed forward through the promotional launch, we may increase the number of sales force professionals in the future, if deemed necessary. This sales force allows us to target rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG.

As KRYSTEXXA is an infused biologic, to date, we have targeted rheumatologists as our primary audience for our marketing and sales activities relating to KRYSTEXXA. Although the majority of gout patients are seen in primary care settings, many patients prefer specialized care by the rheumatologists. We currently cover approximately 4,500 rheumatologists in the United States within our sales force call plan, including the KOLs in the treatment of RCG. Administration of biologic therapy via intravenous infusion is well-established in clinical practice in the rheumatology setting as there are four widely used pharmaceutical products for the treatment of rheumatoid arthritis that are administered via intravenous infusion. The KOLs in the gout field are rheumatologists, many of whom have been involved in the clinical development program for KRYSTEXXA.

Nephrologists see a high volume of complicated gout patients due to the association between the deposition of urate crystals in the kidney and renal disease. In some patients who undergo renal transplants, there can be an exacerbation of hyperuricemia and gout due to the use of medications to prevent organ rejection. A subset of nephrologists infuse biologics and do so in the hospital setting. Our sales force call plan also includes and targets approximately 1,000 specialized nephrologists who we have determined have potential for adoption of KRYSTEXXA.

The results of the KRYSTEXXA Market Study demonstrates that approximately 10% of RCG patients reside with rheumatologists and a similar amount with nephrologists. The remainder of RCG patients are treated by primary care physicians, or PCPs. With our advances on the first phase of our launch program and the evidence that the majority of RCG patients currently reside in the care of PCPs, our sales force is now focusing on strategies and methods to create opportunities to generate increased referrals from PCPs to rheumatologists who are viewed as the experts in the treatment of gout and RCG and are well established to administer infusions.

Our commercial staff regularly attends major rheumatology and nephrology congresses to educate these doctors on the benefits to patients of KRYSTEXXA treatment. One recent such congress was the American College of Rheumatology which was held in Chicago, Illinois in November 2011. We staffed a booth at this congress where we were able to conduct meetings with doctors and industry KOLs.

Infusion nurses play a critical role in the administration of any infused biologic product as they both perform the administration of a drug and are with the patient throughout the entire time of the infusion, providing a potential educational channel to patients. The 12 nurse educators on our commercial team have been marketing to infusion nurses on field force calls since the commencement of our commercial launch activities for KRYSTEXXA.

We have always strived to ensure availability of KRYSTEXXA to all RCG patients who are in need of this transformational drug. In conjunction with the commercial availability of KRYSTEXXA, on November 22, 2010, through partnerships with experienced third-party vendors, we launched our reimbursement and pharmacovigilance hotline services for the benefit and use of prescribers and patients. To support the payors, physicians and patients, we have also contracted for reimbursement services with an external organization that specializes in providing telephonic and web-based services in the area of insurance coverage and patient reimbursement. This company also administers our Patient Assistance Program, or PAP, pursuant to which we provide, through The Health Well Foundation, free prescriptions for patients who meet pre-established financial necessity criteria. In the first quarter of 2011, we also introduced a co-pay/co-insurance assistance program, pursuant to which we offer need-based financial assistance to qualifying patients to help offset the costs associated with KRYSTEXXA treatment. This program is administrated by a third-party company that provides similar services for other biologic pharmaceutical companies. With our PAP, Co-Pay Assistance Program and the assistance of The Health Well Foundation, we believe that any patient who is in need of KRYSTEXXA is assured of treatment regardless of their financial means.

Medical Affairs & Clinical Development

Currently the primary focus of our medical affairs function is to support the safe and effective use of KRYSTEXXA. This is accomplished by focusing on the scientific communication of existing clinical data and the generation of new clinical data through our post-marketing trials. Our group of 12 field-based RMSs further educate clinicians through reactive presentations of the clinical data. Costs within the Medical Affairs function, such as investigator grants that could potentially expand the clinical utility of KRYSTEXXA, are recorded as research and development.

In a commercial setting safety data collection is fraught with some degree of uncertainty since adverse events are not required to be reported as they are in clinical trials. Also, when adverse events are reported they may be reported to us or directly to the FDA without copying us, resulting in some level of uncertainty as to whether the data available to us at the time of an assessment of the incidence of adverse events is the total universe of adverse events. Within that context, we believe that the safety profile of KRYSTEXXA during its first year of commercial availability has been consistent with what was seen during the clinical trial period and no new safety signals have been noted to date.

We have recently completed a review of our clinical development plan for KRYSTEXXA and are undertaking a targeted and focused approach to expanding the clinical utility of KRYSTEXXA into populations beyond RCG. For example, a significant number of severe gout patients have underlying chronic renal disease that can affect treatment options. Clinicians are reluctant to use conventional urate lowering agents in patients with significant renal disease and when they do use them it is often in doses that have little effect on serum uric acid levels. Patients with gout on renal dialysis present even more challenges for the use of conventional urate lowering therapy, with most clinicians reluctant to use them at all. Further, in patients with gout who have undergone solid organ transplantation, including renal transplantation, the use of conventional urate lowering treatments is actually contraindicated in many of those patients receiving certain types of immunosuppressive agents. Certain results observed in the Phase 3 clinical trials for KRYSTEXXA support effective treatment with KRYSTEXXA in these circumstances. One observation from our Phase 3 clinical trials of KRYSTEXXA in support of this conclusion is that over 50% of the patients treated with KRYSTEXXA had a significant degree of renal compromise (Stage 3 or greater ( < 60 ml/min)). These patients had similar efficacy and safety profiles as the patients without significant renal disease. In view of these findings, a key area of focus for our clinical development plan will be to confirm the efficacy and safety of KRYSTEXXA in patients with severe kidney disease and to generate data on efficacy and safety in a dialysis population that has severe gout. We will also explore whether KRYSTEXXA can be used safely and effectively in patients with gout who have undergone solid organ transplantation. We believe these are areas of significant unmet medical need in view of the difficulties with conventional uric lowering therapies, or ULT’s, in these populations.

In addition, there is a large pool of patients who have severe tophaceous gout who fall outside of the RCG population primarily because their conventional ULT therapy is not at a maximum dose. The KRYSTEXXA Market Study indicated that approximately 500,000 to 700,000 patients currently have tophaceous gout and uncontrolled uric acid levels but were not considered in the RCG market because their conventional ULT therapy is not at a maximum dose. However, because of the size and/or location of their tophi, their physical functioning is impaired. Because KRYSTEXXA rapidly lowers serum uric acid levels and has a significant and rapid effect on reducing tophi and total body urate stores, we believe these patients can benefit from an induction / maintenance therapy with KRYSTEXXA. Thus, we are considering initiation of a Phase 4 clinical study this year to examine the use of KRYSTEXXA as an induction (debulking) therapy in patients with severe tophaceous gout. These patients will have significant tophaceous disease that impairs their ability to function normally. The study will determine if the use of KRYSTEXXA as an induction therapy for a period of time followed by maintenance by oral ULT will provide better control of the disease than just oral ULT therapy alone. Endpoints being considered include time to improvement in physical functioning, tophi resolution, and overall disease control.

Sales of KRYSTEXXA accounted for 64.8%, 0.4% and zero of our 2011, 2010 and 2009 revenues, respectively.

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

Our financial results have been partially dependent on sales of Oxandrin since its launch in December 1995. Generic competition for Oxandrin began in December 2006. The introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse effect on our financial results and cash flow. In response to the generic competition, we scaled back some of our business activities and eliminated our sales force related to the product. As a result, Oxandrin has become a less significant product for our future operating results.

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

Sales of Oxandrin and our authorized generic version of oxandrolone accounted for 35.2%, 99.6% and 100% of our 2011, 2010 and 2009 revenues, respectively.

Manufacturing, Supply, Distribution and Other Arrangements

KRYSTEXXA

Bio-Technology General (Israel) Ltd. (a subsidiary of Ferring Pharmaceuticals)

In 2007, we entered into commercial supply and development agreements with BTG, pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to our BLA for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture our firmly forecasted commercial supply of KRYSTEXXA and we are obligated to purchase from BTG at least 80% of our worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then we may purchase all of our KRYSTEXXA requirements from other suppliers until BTG demonstrates to our reasonable satisfaction that it has remedied its supply failure. In addition, if our product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then we may purchase from other suppliers the KRYSTEXXA requirements that exceed BTG’s capacity. We are obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance we expect to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 12 months within specified limits. As of December 31, 2011, based on our most current forecast, we expected to purchase an aggregate of approximately $4.9 million of pegloticase drug substance through 2013. We have cumulatively paid BTG non-refundable fees of $6.7 million to reserve manufacturing capacity relating to potential future orders of pegloticase drug substance; of which $1.3 remain unapplied at December 31, 2011. We recorded these capacity reservation fees, which were incurred prior to FDA approval for KRYSTEXXA and may be credited as a discount against future orders of pegloticase drug substance, as research and development expenses as incurred. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either we or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

Fujifilm Diosynth Biotechnologies USA LLC

In 2007, we entered into a services agreement with Fujifilm, pursuant to which Fujifilm is preparing to serve as our secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, we were obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, we entered into a revised services agreement with Fujifilm, pursuant to which we delayed the 2009 conformance batch production campaign until 2010. During the first quarter of 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated in December 2010. We renegotiated the agreement with Fujifilm in June 2011. We expect the additional costs associated with the conformance campaign for the next 12 months to approximate $0.8 million. Either we or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement at any time upon 45 days advance notice. If we terminate the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, we must pay Fujifilm a termination fee based on the value of the remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project; it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

NOF Corporation (Japan)

In 2007, we entered into a supply agreement with NOF pursuant to which NOF serves as our exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. We must purchase our entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of our firm orders, in which case we may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to our reasonable satisfaction. Under the agreement, we are obligated to make specified minimum purchases of mPEG-NPC from NOF. We must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that we expect to require in the following 18 months. The first six months of each forecast represents a rolling firm irrevocable order, and we may only increase or decrease the forecast for the next 12 months within specified limits. As December 31, 2011, based on current forecasts, we expected to purchase mPEG-NPC at an aggregate cost of approximately $12.6 million through 2017. For any given year, upon three months advance notice, we may terminate our minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the European Union. Our agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either we or NOF may terminate the agreement for convenience upon 24 months advance notice. Either we or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if we terminate the agreement for NOF’s breach or bankruptcy, we may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If we terminate the agreement for convenience or if NOF terminates the agreement for our breach, we must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

Sigma-Tau PharmaSource, Inc.

In 2008, we entered into a non-exclusive commercial supply agreement with Sigma-Tau. Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, we agreed that once KRYSTEXXA received FDA marketing approval, we would purchase product support services from Sigma-Tau. As of December 31, 2011, we expect to purchase from Sigma-Tau support services at an aggregate cost of approximately $1.3 million over the next 12 months. These purchase obligations are based on a rolling forecast that we have agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that we expect to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 18 months within specified limits. If we cancel batches subject to a firm order, we must pay Sigma-Tau a fee. Under the agreement, we are also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. Either we or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s anniversary date of the agreement. If we terminate the agreement, we would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either we or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party.

We believe that our current arrangements for the supply of clinical and commercial quantities of pegloticase drug substance and finished form KRYSTEXXA will be adequate to satisfy our currently forecasted commercial requirements of KRYSTEXXA and any currently planned future clinical studies.

Mountain View Pharmaceuticals, Inc. and Duke University

We are party to an exclusive royalty bearing license agreement with MVP and Duke, originally entered into on August 12, 1998 and amended in 2001, granting us rights under technology relating to mammalian and non-mammalian uricases, and MVP’s technology relating to mPEG conjugates of these uricases, as well as patents and pending patent applications covering this technology, to make, use and sell, for human treatment, products that use this technology. These patents and pending patent applications constitute the fundamental composition of matter and underlying manufacturing patents for KRYSTEXXA. Under the agreement, we are required to use our best efforts to diligently market products that use the licensed technology.

The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by us. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. In addition, and pursuant to the agreement, we are required to make potential separate milestone payments to MVP and Duke if we successfully commercialize KRYSTEXXA and attain specified KRYSTEXXA sales targets. As of December 31, 2011, we have made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. During the years ended December 31, 2011 and 2009, we did not make any milestone payments to MVP and Duke under the agreement. For the year ended December 31, 2010 we made payments aggregating to $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States, which was one of the five major global markets identified in the agreement. During the year ended December 31, 2011, we achieved the first sales milestone pursuant to the agreement and accordingly accrued $0.8 million with a corresponding charge against income, which will be paid in cash in early 2012. We also expect to achieve the second and final sales-based milestone in the late second or third quarter of 2012, which will require us to pay MVP and Duke approximately $1.0 million. Also under the agreement, for sales made by sub-licensees and not by us, we are required to pay royalties of 20% on any revenues or other consideration we receive from sub-licensees during any quarter. We record the royalty and sales-based milestone payments pursuant to the MVP and Duke agreement as a component of cost of goods sold in our consolidated statements of operations.

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

Research and Development Grants

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel or OCS, and the Israel-United States Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants plus interest are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by our former subsidiary, BTG, and upon the divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. As a result of the commercialization and commencement of KRYSTEXXA sales in 2011, we have incurred royalties and expensed approximately $0.9 million for OCS and BIRD pursuant to the agreements for the year ended December 31, 2011. We record these payments as a component of cost of goods sold in our consolidated statements of operations. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of our annual worldwide bulk product requirements in Israel, we may be subject to total payments, based upon the percentage of manufacturing that does not occur in Israel.

Oxandrin

Gedeon Richter Ltd.

In February 1999, we entered into a supply agreement for oxandrolone bulk API with Gedeon Richter Ltd., or GRL, pursuant to which GRL served as our exclusive manufacturer and distributor of oxandrolone bulk API in the United States. Under the agreement, we were required to make specified minimum purchases. In April 2007, in response to the introduction of generic forms of oxandrolone tablets by competitors, we and GRL mutually agreed to amend the supply agreement. Under the terms of the amended agreement, we and GRL eliminated our future purchase commitment obligations and the provisions for supply exclusivity, and we purchased GRL’s remaining inventory of oxandrolone bulk API. The initial term of the amended agreement expired in December 2010 and automatically renewed for a successive one-year period. The Agreement will continue to renew for successive one-year periods until such time as we or GRL terminate the agreement with advance notice of one-year.

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

At this time, we do not intend to seek an alternative manufacturer for Oxandrin and authorized generic oxandrolone tablets. DSM has manufactured sufficient quantities of Oxandrin and authorized generic oxandrolone during 2010 prior to the termination of the supply agreement to adequately supply the products to our customers until April 2014 and June 2013, respectively.

Oxandrolone

Watson Pharma, Inc.

In June 2006, we entered into a supply and distribution agreement with Watson, pursuant to which Watson serves as the exclusive United States distributor of our authorized generic version of oxandrolone, an Oxandrin-brand equivalent product that we supply to Watson. Under the agreement, we began providing oxandrolone to Watson for United States distribution in December 2006. We receive a significant portion of the gross margin earned by Watson on the sale of the product.

The agreement has an initial term ending in June 2016, and either we or Watson may terminate the agreement upon one year’s advance notice. Additionally, either we or Watson may terminate the agreement at any time in the event of insolvency or uncured material breach by the other party.

Sales and Distribution

We sell our products mainly to three drug wholesaler customers; AmerisourceBergen Corp., Cardinal Health and McKesson Corp. Our gross sales to AmerisourceBergen Corp were 33%, 15%, and 30% of total gross sales in 2011, 2010 and 2009, respectively. Our gross sales to Cardinal Health were 22%, 23%, and 19% of total gross sales in 2011, 2010 and 2009, respectively. Our gross sales to McKesson Corp. were 29%, 42%, and 25% of total gross sales in 2011, 2010 and 2009, respectively.

Research and Development

Our research and development includes costs associated with the research and development of our KRYSTEXXA product prior to FDA approval and FDA-related post-marketing commitments for approved products (KRYSTEXXA post-approval). These costs primarily include pre-clinical and clinical studies and trials, personnel costs including compensation, consultants and contract research organizations, or CROs, quality control and assurance costs, regulatory costs and costs related to the development of commercial scale manufacturing capabilities for KRYSTEXXA, which also includes the costs of preparing Fujifilm to serve as our secondary source supplier of pegloticase drug substance for KRYSTEXXA in the United States. In addition, costs within the Medical Affairs function, such as investigator grants that could potentially expand the clinical utility of KRYSTEXXA, are recorded as research and development. We also include the legal costs associated with patents for products (KRYSTEXXA) that have not yet been approved in countries outside the United Sates as research and development. Research and development costs are expensed as incurred.

Prior to FDA approval of KRYSTEXXA, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there was uncertainty surrounding FDA approval of KRYSTEXXA for marketing in the United States. Following regulatory approval of KRYSTEXXA by the FDA, we capitalize certain manufacturing costs as inventory in cases where the manufacturing costs meet the definition of an inventoriable asset.

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

Governmental Regulation

Regulatory Compliance

Regulation by United States and foreign governmental authorities is a significant factor affecting our ability to commercialize KRYSTEXXA, the timing of such commercialization and our ongoing research and development activities. The commercialization of KRYSTEXXA requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packing, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing, and post-marketing commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

Pharmaceutical products such as KRYSTEXXA may not be commercially marketed for specific indications without prior approval from the FDA and comparable agencies in foreign countries. In the United States, the process for obtaining FDA approval for products like KRYSTEXXA typically includes pre-clinical studies, the filing of an Investigational New Drug application, or IND, human clinical trials and filing and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a BLA for biological pharmaceutical products. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent institutional review board, or IRB, for approval covering each institution at which a clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials, during which time the FDA has an opportunity to review the IND and raise concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, they must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or we may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Our non-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the National Institutes of Health, or NIH.

Typically, clinical testing involves a three-phase process, however, the phases may overlap or be combined:

•

Phase 1 clinical trials typically are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism,

•

Phase 2 clinical trials typically are conducted in a limited patient population afflicted with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy, and

•

Phase 3 clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product for approval, as required by the FDA, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a CRL, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a REMS. Any approval required from the FDA might not be obtained on a timely basis, if at all. KRYSTEXXA was approved for marketing by the FDA on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practices, or cGMPs. In complying with cGMPs, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing laboratories. A successful inspection of the manufacturing facility by the FDA is a prerequisite for final approval of a biological product like KRYSTEXXA. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA to assess compliance with cGMP requirements and the conditions of approval. We also face similar inspections coordinated by the EMA by inspectors from particular European Union member countries that conduct inspections on behalf of the European Union and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

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

We use and plan to continue to use third-party manufacturers to produce our products in clinical and commercial quantities. Future Health Authority, or HA, inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, including new safety risks, or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, BLA or other HA application, including withdrawal or recall of the product from the market or other voluntary or HA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, the imposition of additional mandatory post-market studies or clinical trials, or the imposition of or revisions to a REMS program, including distribution and/or use restrictions. Also, new government requirements may be established that could affect the regulatory approval of KRYSTEXXA.

Once an NDA, BLA or other HA application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports to the FDA, recordkeeping, product sampling and distribution, and, as discussed above, may be subject to mandatory post-market study and REMS requirements. In addition, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, a drug or biologic may not be promoted for uses that are not approved by the FDA and EMA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The FDA also requires substantiation of any claims of superiority of one product over another, including the requirement that such claims be proven by adequate and well-controlled head-to-head clinical trials. The FDA also requires all promotional materials that discuss the use or effectiveness of a prescription drug or biologic to disclose in a balanced manner the risks and safety profile of the product.

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

On September 14, 2010, the FDA approved KRYSTEXXA for marketing for the treatment of chronic gout in adult patients refractory to conventional therapy. We also received acceptance by the EMA of the trade name KRYSTEXXA for the European Union.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011 we submitted an MAA for the approval of KRYSTEXXA for the treatment of RCG in adult patients to the EMA for centralized review in the European Union. Also in May 2011, we received validation of the MAA, which resulted in the initiation of the EMA’s regulatory review process. We anticipate an EMA approval of our MAA for KRYSTEXXA during the second half of 2012. We also expect KRYSTEXXA to be available in the European Union on a named patient basis by the end of the first quarter of 2012.

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

In the European Union governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

As of February 22, 2012, we maintained 30 issued U.S. patents either owned or exclusively licensed by us, and 150 foreign issued patents in a number of jurisdictions. Additionally, as of February 22, 2012, we owned or have exclusively licensed to us, 10 issued U.S. patents, 13 pending U.S. patent applications, 119 issued foreign patents and 153 pending foreign patent applications in a number of jurisdictions in support of KRYSTEXXA. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. The expiration or loss of patent protection resulting from legal challenge normally results in significant competition from generic products against the originally patented product and can result in significant reduction in sales of that product in a very short time. For example, generic competition for Oxandrin began in December 2006 and the introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse effect on our financial results and cash flow. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others proprietary rights. Such litigation may consume substantial amounts of our resources.

We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.

In the aggregate, our patents, patent applications and related rights are of material importance to our business. We have exclusively licensed from MVP and Duke issued patents and pending patent applications in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, directed to PEGylated urate oxidase, as well as methods for making and using PEGylated urate oxidase. We have also jointly filed United States patent applications with Duke directed to administration of PEGylated urate oxidase. In addition, we are the sole owner of several pending patent applications filed in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, directed to urate oxidase. Our licensed, co-owned and solely-owned issued patents and pending patent applications relating to PEGylated urate oxidase, if issued, would expire between 2019 and 2026, not including any possible patent term extensions that may be available as a result of FDA approval on September 14, 2010 of KRYSTEXXA for marketing in the United States.

Trademarks

We currently own U. S. and several foreign registrations or applications for trademarks for Savient, KRYSTEXXA, Oxandrin and URIXIV, which are used or proposed for use in connection with pharmaceutical products containing the drugs oxandrolone and PEG-uricase. All of these trademarks are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in the patent and trademark offices of many other countries. The U. S. registrations for issued trademarks will be valid and will not expire for so long as we continue to use and properly maintain the registrations, for example, by obtaining renewals at the appropriate times and paying appropriate fees, and provided they are not otherwise successfully challenged.

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

On September 14, 2010, we received FDA approval for marketing of KRYSTEXXA in the United States as a treatment for chronic gout in adult patients refractory to conventional therapy. There is no other drug or biologic approved for this patient population. Currently, by far the most prevalent conventional treatment for patients with gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Additionally, a small number of gout patients are treated with probenecid, which can lower uric acid levels by increasing excretion of uric acid. Febuxostat is another treatment for gout that received FDA approval in February 2009 and was launched in the United States market in March 2009 under the trade name Uloric®. Febuxostat can lower uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat at the 80 mg dose has demonstrated superior uric acid control as compared to the most commonly used dose of allopurinol in randomized head-to-head clinical trials, febuxostat has not demonstrated superior clinical benefits in comparison to allopurinol. If febuxostat is able to adequately treat some gout patients who are unable to be adequately treated by allopurinol, it will reduce the population of patients with chronic gout that is refractory to conventional therapy and therefore our target market. Febuxostat was developed by Teijin Pharma Limited in Japan and licensed to Takeda Pharmaceuticals North America, Inc. in the United States and to Ipsen Pharmaceuticals, or Ipsen, in Europe. In October 2009, Ipsen subsequently granted exclusive license rights in 41 countries to the Menarini Group.

In addition to the drugs which are currently on the market that treat patients with gout, there are companies who are developing new medications for the gout market. Ardea Biosciences is currently developing RDEA594 for the treatment of hyperuricemia and gout. This product candidate recently generated positive results from a Phase 2a study showing normalization of serum uric acid in gout patients previously classified as under-excretors. As this product is still in mid-stage development, it is uncertain if this drug candidate will be approved for marketing by the FDA alone, or in combination with other products, in the future.

Legislation has been introduced in the U.S. Congress that, if enacted or implemented, would permit more widespread reimportation of drugs and biologics from foreign countries into the United States. This may include reimportation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, if enacted, could be an additional competitive factor for any approved products that we market. Moreover, in 2010, the Patient Protection and Affordable Care Act, or the PPACA, was enacted that, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. In the United States, Oxandrin and our authorized generic version of oxandrolone compete against several other anabolic agents and appetite stimulants. Each of these competing products has different strategies and resources allocated to its promotion as compared to Oxandrin and oxandrolone. In addition, Oxandrin faces competition from oxandrolone generics, including our authorized generic version of oxandrolone. Generic competition for Oxandrin began in December 2006. Our generic competitors are Sandoz Pharmaceuticals, Upsher-Smith Laboratories, Par Pharmaceuticals and Roxane Laboratories.

Working Capital

The following is a discussion of our working capital:

	2011	2010	2011 Increase
	(In thousands)
Cash, cash equivalents and marketable securities	$169,788	$64,861	$104,927
Working capital(1)	$159,570	$53,273	$106,297

(1)	Our working capital includes cash, cash equivalents and short-term investments, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, and other current liabilities.

The increase in working capital of $106.3 million from December 31, 2010 to December 31, 2011 was due to the cash proceeds received from the issuance of our 4.75% Senior Convertible Notes due 2018, or 2018 Convertible Notes, ($230 million), offset by cash used to fund operations.

Recent Changes in Our Senior Management

On January 31, 2012, John Johnson resigned his position as our Chief Executive Officer & President. Our Board of Directors appointed David Y. Norton, a current member of our Board of Directors, to the role of Interim Chief Executive Officer. Our Board of Directors is currently in the process of conducting a search for a permanent Chief Executive Officer.

In addition, in January of 2012, we announced the appointment of David Veitch as President of our European subsidiary, Savient Pharma Ireland Limited. Mr. Veitch will lead our European operations and be responsible for establishing, building and leading the Company’s European regional organization to commercially launch and drive the future growth of KRYSTEXXA in the region.

Our Employees

As of February 22, 2012, we had 173 employees. There are 41 employees engaged in research and development activities including clinical, regulatory, quality assurance and control, and manufacturing or production activities; 35 employees are engaged in general and administrative activities including executive, finance, legal, human resources, investor relations, information technology, and operations; and 97 employees are engaged in sales and marketing activities including commercial operations, sales operations and marketing.

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

Our Internet website is http://www.savient.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We have made these reports available through our website during the period covered by this report at the same time that they become available from the SEC. Our Internet website is not incorporated by reference into this Annual Report on Form 10-K.

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

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions
David Y. Norton	60	Interim Chief Executive Officer
Kenneth Zuerblis	53	Executive Vice President, Chief Financial Officer and Treasurer
Philip K. Yachmetz	55	Senior Vice President, General Counsel and Secretary
Dr. Kenneth M. Bahrt	59	Senior Vice President and Chief Medical Officer
Louis Ferrari	59	Executive Vice President, President North America Commercial Operations
Richard Crowley	55	Executive Vice President of Biopharmaceutical Operations
David Veitch	47	President Savient Pharma Ireland Limited

David Y. Norton, a member of our Board of Directors, was appointed as our Interim Chief Executive Officer on February 1, 2012. Prior to joining the Company, from May 2009 to September 2011, Mr. Norton served as Company Group Chairman, Global Pharmaceuticals for Johnson & Johnson where he was responsible for leading and developing the strategic growth agenda, including the strategy for licensing, acquisitions and divestments, and ensuring alignment with global strategic functions, research and development and the commercial organization. From June 2006 to April 2009, Mr. Norton served as Johnson & Johnson’s Company Group Chairman, Worldwide Commercial and Operations for the CNS, Internal Medicine Franchise and had held the position of Company Group Chairman for the pharmaceutical businesses in Europe, Middle East, and Africa, as well as for North America and Canada. During his thirty-two year career at Johnson & Johnson, Mr. Norton held a wide range of management positions of increasing responsibility in Europe, Australia, New Zealand and the United States.

Kenneth J. Zuerblis was appointed as our Executive Vice President, Chief Financial Officer & Treasurer and principal financial and accounting officer on September 12, 2011. Mr. Zuerblis served as Chief Financial Officer and Senior Vice President of ImClone Systems, which develops targeted biologic cancer treatments, from March 2008 through 2009. Prior to joining ImClone, Mr. Zuerblis served as Chief Financial Officer of Enzon Pharmaceuticals Inc., a biotechnology company, from 1994 through 2005, and as Enzon’s Corporate Controller from 1991 through 1994. Mr. Zuerblis currently serves as a director of Immunomedics Inc., a biopharmaceutical company, and sits on its Audit and Compensation Committees, and as a director of Resverlogix Corporation, a biotechnology company, and is chair of its Audit Committee.

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

Louis Ferrari was appointed as our Executive Vice President, President North American Commercial Operations on February 1, 2012, having previously served as our Senior Vice President, North America Commercial since February 2011. Mr. Ferrari previously served as Vice President of Oncology and Nephrology, Sales and Marketing at Centocor Ortho Biotech. Prior to that he served as Vice President of Clinical Affairs and Executive Director of Clinical Affairs at Centocor Ortho Biotech. Mr. Ferrari has also held positions at Johnson and Johnson, Oxford GlycoSciences, Ortho-McNeil Pharmaceutical and Lilly. Mr. Ferrari earned his Bachelor of Science in Pharmacy from the Brooklyn College of Pharmacy and a Masters of Business Administration from Adelphi University.

Dr. Kenneth M. Bahrt was appointed as our Senior Vice President and Chief Medical Officer on July 31, 2011. Dr. Bahrt leads the overall management of Savient’s clinical development, drug safety and medical affairs teams. Dr. Bahrt previously served as Therapeutic Area Head for US Medical Affairs (Immunology) at Genentech, a biotechnology company. He also previously served as Global Medical Director (Inflammation and Immunology) for F. Hoffmann—La Roche, Inc, a pharmaceutical and diagnostics company. Additionally, Dr. Bahrt worked in leadership positions of increasing breadth and responsibility at Bristol Meyers Squibb Co., a global biopharmaceutical company, where he was the Executive Director of Global Medical Affairs (Immunology), and Pfizer, a biopharmaceutical company, where he served as Medical Director and Team Leader for rheumatology portfolio products. Prior to joining the pharmaceutical industry, Dr. Bahrt had a rheumatology practice for 15 years. Dr. Bahrt is board certified rheumatologist.

Richard Crowley, was appointed as our Executive Vice President of Biopharmaceutical Operations, in April 2011. Mr. Crowley leads the overall management of the Company’s manufacturing, regulatory, quality, product management and KRYSTEXXA product teams. Mr. Crowley previously served as Senior Vice President of Biopharmaceutical Operations at ImClone Systems, a wholly-owned subsidiary of Eli Lilly and Company. Prior to that, Mr. Crowley served as Vice President of Manufacturing and General Manager at ImClone Systems. Mr. Crowley has also held positions at BASF Bioresearch Corporation, Genencor International, Eastman Kodak Company and Monsanto Company.

David Veitch, was appointed as our President of our subsidiary, Savient Pharma Ireland Limited in January 2012. Mr. Veitch is responsible for establishing, building and leading the Company’s European regional organization to commercially launch and drive the future growth of KRYSTEXXA. Mr. Veitch joins Savient with over 24 years of pharmaceutical industry experience at Bristol-Myers Squibb and SmithKline Beecham Pharmaceuticals, and has extensive knowledge across many therapy areas including: oncology, virology, CV-Metabolism, CNS and Immunology. Most recently he served as Senior Vice President of European Marketing & Brand Commercialization at Bristol-Myers Squibb, where he was responsible for leading the brand commercial organization for Europe across all disease areas and generating sales of $4 to $5 billion. Prior to that, Mr. Veitch spent ten years serving in a number of leadership positions at Bristol-Myers Squibb. Before his time at Bristol, Mr. Veitch spent ten years in a variety of managerial roles at SmithKline Beecham Pharmaceuticals. He received his Bachelor of Science degree from Bristol University in Bristol, England.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements. In particular, any statements about our ability to obtain necessary foreign regulatory approvals for KRYSTEXXA, our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, our ability to execute our launch of KRYSTEXXA in the United States, our ability to execute on our plans for the expansion of clinical utility for KRYSTEXXA, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Risks relating to the commercialization and further development of KRYSTEXXA and our ability to accomplish our future business objectives

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U. S. commercialization strategy is unsuccessful, market acceptance of KRYSTEXXA may be harmed, and we will not achieve the revenues that we anticipate and may need additional funding.

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. The secondary focus of our business is the pursuit of regulatory approval, pre-launch market, reimbursement and development activities for KRYSTEXXA in the European Union and other foreign jurisdictions, and the investigation of the expansion of the clinical utility for KRYSTEXXA. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product and our primary focus on the U. S. market in the near-term, much of our near-term results and value as a company depend on our ability to execute our commercial strategy for KRYSTEXXA in the United States.

During 2011 we completed the promotional launch of KRYSTEXXA in the United States with our sales force commencing field promotion to physicians on February 28, 2011. However, the successful execution of our launch strategy is a complex and ongoing process and will require substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding or seek a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funds.

Our business also focuses on the worldwide clinical development and commercialization of KRYSTEXXA outside of the United States, particularly in the European Union. If we fail to achieve regulatory approval for KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, or if regulatory approval in those jurisdictions is delayed, market acceptance of KRYSTEXXA in those markets will be harmed and we will not achieve the revenues that we anticipate.

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

We re-established our internal sales, marketing and commercialization infrastructure and capabilities directed toward our commercialization of KRYSTEXXA in the United States in 2011. If we are not successful in recruiting additional, and retaining existing, sales and marketing personnel in the United States and maintaining an appropriate infrastructure, our ability to commercialize KRYSTEXXA and generate product sales will be impaired.

From December 2006 until 2011, we had limited marketing and no sales capabilities. We have recently re-established our internal sales, marketing and commercialization infrastructure and capabilities, directed toward our commercialization of KRYSTEXXA in the United States. These efforts have been and will continue to be difficult, expensive and time consuming. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA and may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA, or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers will be impaired and result in lower than expected revenues.

Our business may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict with accuracy. We currently estimate the total addressable market for KRYSTEXXA to be approximately 120,000 patients in the United States, based on a market sizing study that was completed in July 2011. However, the actual number of adult patients with chronic gout refractory to conventional therapy, a condition referred to as Refractory Chronic Gout, or RCG, in the United States market may be substantially lower than our estimate. In addition, the total addressable market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, the potential success of label expansion activities, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community.

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

The commercial success of KRYSTEXXA will depend upon the degree of its market acceptance by refractory chronic gout patients, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

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

•	whether patients remain on KRYSTEXXA or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	the extent to which physicians and patients experience similar or improved clinical results to that reported on the approved product labeling,

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States of approximately $2,300 for a single dose of treatment once every two weeks,

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

The FDA approved our Biologics License Application, or BLA, with a final label that prescribes safety limits and warnings, including a boxed warning, and we are required to implement post-approval commitments and a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

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

Although a number of private managed care organizations and government payors have added medical benefits coverage for KRYSTEXXA, we are continuing to seek reimbursement arrangements with them and additional third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

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

On November 3, 2011, the Centers for Medicare and Medicaid Services, or CMS, assigned a product-specific billing code, or J-code, for KRYSTEXXA.

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

The scope of coverage and payment policies varies among private third-party payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries, which are traditionally at a substantially discounted rate. Furthermore, many such payors are investigating or implementing methods for reducing healthcare costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by healthcare providers. If third-party payors do not provide adequate coverage or reimbursement for KRYSTEXXA, it could have a negative effect on our revenues, results of operations and liquidity.

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

If we fail to comply with regulatory requirements or experience unanticipated problems with KRYSTEXXA, the product could be subject to restrictions and be withdrawn from the United States market and we may be subject to penalties, which would materially harm our business.

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

In September 2010, we received FDA approval for KRYSTEXXA for the treatment of chronic gout in adult patients refractory to conventional therapy, a subset of the broader population of patients with gout. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, febuxostat was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through a similar mechanism of action as allopurinol. Although febuxostat (Uloric) is labeled for the chronic management of hyperuricemia in patients with gout, febuxostat (Uloric) is also used in patients who cannot tolerate allopurinol or where allopurinol is contraindicated, if patients are given febuxostat (Uloric) prior to treatment with KRYSTEXXA, the market demand for KRYSTEXXA may be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center for a four to five-hour treatment. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

There are also a number of companies developing new treatments for gout. Some of these development stage treatments are currently in late stage clinical trials. Depending on their cost, safety, efficacy and convenience, one or more of these new therapies, if approved, could provide substantial competition for KRYSTEXXA.

Moreover, the Patient Protection and Affordable Care Act of 2010, or the PPACA, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results, our overall financial condition and liquidity.

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

We believe that KRYSTEXXA is a “reference product” that is entitled to both four-year and twelve-year exclusivity under the PPACA. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the PPACA, including the exclusivity provisions for reference products. In February 2012, the FDA issued three draft guidance documents that provide its preliminary thoughts on how to interpret and implement the abbreviated BLA provisions of the PPACA. The FDA has requested public comments on these draft guidance documents, including the proper interpretation of PPACA’s exclusivity provisions for reference. It is thus possible that the FDA will decide to interpret the PPACA in such a way that KRYSTEXXA is not considered to be a reference product for purposes of the PPACA or be entitled to any period of data or marketing exclusivity. Even if KRYSTEXXA is considered to be a reference product and obtains exclusivity under the PPACA, another company nevertheless could also market another version of the biologic if such company can complete, and the FDA permits the submission of and approves, a full BLA with a complete human clinical data package. Although protection under PPACA will not prevent the submission or approval of another “full” BLA, the applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to demonstrate safety, purity, and potency (i.e., effectiveness). The market entry of such competing products could decrease the revenue we receive for KRYSTEXXA, which, in turn, could adversely affect our operating results and our overall financial condition.

We may need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA, including pursuing regulatory approval, pre-launch market, reimbursement and key opinion leader, or KOL, development activities in the European Union. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

At December 31, 2011, we had $169.8 million in cash, cash equivalents and short-term investments, as compared to $64.9 million at December 31, 2010. At December 31, 2011, we had an accumulated deficit of $417.6 million.

The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, we have increased our cash position through the net proceeds received from the offer and sale of our 4.75% Senior Convertible Notes due 2018, which we refer to as the 2018 Convertible Notes. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin ® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our capital position and we do not have further non-core assets to divest.

Although our Board of Directors may from time-to-time evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercial launch of KRYSTEXXA in the United States, have submitted and had validated and accepted for review by the EMA our MAA for KRYSTEXXA in the European Union and exploring partnership opportunities in the European Union and other foreign jurisdictions. Our future capital requirements will depend on many factors, including:

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

Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, the cost of pursuing regulatory approval, pre-launch market, reimbursement and KOL development activities in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations until April 30, 2013.

We expect that the cash needed to successfully commercialize KRYSTEXXA in the United States and seek regulatory approvals in countries other than the United States will be substantial, and we may need to seek additional funding through customary methods or explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we pursue a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

Current economic conditions may adversely affect our liquidity and financial condition.

The economies of the United States and other countries, particularly in the European Union, continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions began to improve during fiscal 2011, there continues to be significant uncertainty as to whether this improvement is sustainable. Furthermore, energy costs, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect our stock price, liquidity and overall financial condition.

Our business partners, including the suppliers on which we depend, may be adversely affected by a worsening of the current economic conditions. We cannot fully predict to what extent our business partners and suppliers may be negatively affected and thus to what extent our operations would in turn be affected. We invest our cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, we have maintained a balance between objectives of safety of principal, liquidity and return by investing primarily in United States Treasury obligations.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement in order to have a claim paid. In recent years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers, reporting inflated average wholesale prices to pricing services that were then used by federal programs to set reimbursement rates and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses. Such activities have been alleged to cause the resulting claims for reimbursement to be “false” claims. Most states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Moreover, the MMA contains provisions that may change United States importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of certain drugs from Canada, where there are government price controls. Controlled substances, biological products and certain other drugs that are infused, inhaled or intravenously injected are exempt from these provisions, but it is possible that changes to the law could be made that would impact the ability to import these types of products. These changes to United States importation laws will not take effect unless and until the Secretary of Health and Human Services, or HHS, certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. This certification has not yet been made, and the Secretary of HHS has not announced any plans to do so. Even if the importation provisions of the MMA do not become effective, a number of other federal legislative proposals have been offered to implement similar changes to United States importation laws and to broaden permissible imports in other ways, such as expanding the number of countries from which importation is allowed. If the MMA importation provisions become effective, or if similar legislation or regulatory changes are enacted, this could permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results, our overall financial condition and liquidity.

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

Any of these results would materially harm our business and impair our ability to generate revenues and achieve or maintain profitability and adversely effect our liquidity.

If we receive regulatory approval for the sale of KRYSTEXXA in the European Union and other foreign jurisdictions in which we intend to market KRYSTEXXA, our commercial success in these foreign jurisdictions will depend on our ability to either conduct commercial activities in such countries ourselves or enter into collaborative arrangements relating to the commercialization of KRYSTEXXA.

We are in the process of establishing our foreign operations for the sales, marketing and distribution of KRYSTEXXA will be difficult, time consuming, require a significant capital commitment and is subject to foreign regulations. Moreover, our efforts to establish commercial operations in the European Union or other foreign jurisdictions may not be successful.

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

If we fail to attract and retain senior management and key personnel, we may not be able to complete the development of or execute upon our commercial and worldwide strategy for KRYSTEXXA.

We depend on key members of our management team. In addition, in recent years, due to challenges we faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and more recently, David Norton, who is acting as our interim Chief Executive Officer, or CEO, as of February 1, 2012, when John Johnson resigned as our CEO and President. While we have commenced the search for a permanent CEO, the loss of the services of either of Messrs. Jaeger or Norton, or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA and the strategic objectives for our company. We have employment agreements with key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

As we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties, such as consultants, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA. Any interactions with any such parties or individuals where compensation is provided which are found to be in violation of the FCPA could result in substantial fines and penalties and could materially harm our business. If our business practices outside the United States are found to be in violation of the FCPA, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operations, liquidity and growth prospects.

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

In the past, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. If we experience additional batch failure in the future, our gross margin in selling KRYSTEXXA will decrease and we may not have enough product to meet demand and the FDA may require us to take further steps to address issues related to our manufacturing process, any of which could materially harm our commercialization efforts.

In the second half of 2010, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we have completed a review of these batch failures. Although we believe that we have identified the root cause of the batch failures and have not had any batch failures since 2010, we may experience further batch failures. Under our direction, our third-party contract manufacturers have implemented remediation steps that we believe will continue to minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate future batch failures.

If we again experience rates of batch failures above levels that are acceptable for normal ongoing manufacturing operations, then our cost of producing KRYSTEXXA will increase and our gross margin in selling KRYSTEXXA will therefore decrease. We also may then not have enough product to meet demand. In addition, the FDA could require us to take further steps to reduce this batch failure rate, which could be costly and could require us to stop manufacturing KRYSTEXXA in order to implement these further remediation steps. Any reduction in our gross margin, inability to meet demand or FDA requirement to implement further remediation steps could materially harm our commercialization efforts.

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

A significant disruption at any of our main manufacturing facilities could materially and adversely affect our business, financial position and results of operations.

We have concentrated third-party manufacturing facilities in Israel. A significant disruption resulting from, but not limited to, fire, tornado, storm, flood, cyber-attacks, geopolitical unrest, terror attacks, acts of war or pandemic could impair the facilities’ abilities to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on our business, financial position, liquidity and operating results.

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

We have engaged a potential secondary source supplier of the drug substance used in the manufacture of KRYSTEXXA. In connection with the FDA’s consideration of this potential secondary source supplier of drug substance, this supplier is required to produce validation batches of the drug substance to demonstrate to the FDA that the materials produced by this supplier are comparable to those produced at BTG. If we cannot establish to the satisfaction of the FDA that the drug substance manufactured by the potential secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in the United States. During the first quarter of 2010, the conformance batch production campaign commenced, and as a result of batch failures, based on one manufacturing specification, the campaign was terminated in December 2010. We renegotiated the agreement with Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, in June 2011. We expect the additional costs associated with the conformance campaign for the next twelve months to approximate $0.8 million. Either we or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party.

We do not expect FDA approval of the potential secondary source manufacturing facility to be completed until the first quarter of 2013, at the earliest. If the FDA requires that we conduct clinical or non-clinical trials to demonstrate that the drug substance manufactured by the secondary source supplier is equivalent to the drug substance manufactured by BTG, we could incur significant additional costs or delays in qualifying the secondary source supplier for the drug substance. If we elect to manufacture the drug substance used in KRYSTEXXA at the facility of another third-party supplier, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMPs and obtain prior FDA approval. Any such new facility could also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation of the manufacturing process would be required by the FDA, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand and our needs for any future clinical trials or other development purposes.

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

We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as contact research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA is requiring that we implement as part of its approval of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We also will rely on these third parties to perform the post-approval non-clinical studies that the FDA is requiring us to conduct for KRYSTEXXA. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities and non-clinical studies reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial and in accordance with agreed upon deadlines. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

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

We do not plan to launch KRYSTEXXA on our own in Europe or other markets but will instead explore partnership opportunities in those regions. However, we may be unsuccessful in identifying such partnerships on favorable terms or consummating such partnerships. If we are not successful in these efforts, we may fail to meet our business objectives.

We do not plan to launch KRYSTEXXA on our own in Europe or other markets but will instead explore partnership opportunities in those regions. We may seek a development and commercialization for KRYSTEXXA outside the United States. We face significant competition in seeking appropriate partners. In addition, such arrangements may not be scientifically or commercially successful or we may not be able to enter into such partnerships on favorable terms. If we are unable to reach agreement with a development and commercialization partner on favorable terms, or if such an arrangement is terminated, our ability to develop, commercialize and market KRYSTEXXA may be harmed and we may fail to meet our business objectives for KRYSTEXXA.

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

The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by us. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. In addition, and pursuant to the agreement, we are required to make potential separate milestone payments to MVP and Duke if we successfully commercialize KRYSTEXXA and attain specified KRYSTEXXA sales targets. As of December 31, 2011, we have made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. During the years ended December 31, 2011 and 2009, we did not make any milestone payments to MVP and Duke under the agreement. For the year ended December 31, 2010 we made payments aggregating to $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States, which was one of the five major global markets identified in the agreement. During the year ended December 31, 2011, we achieved the first sales milestone pursuant to the agreement and accordingly accrued $0.8 million. We also expect to achieve the second and final sales-based milestone in the late second or third quarter of 2012, which will require us to pay MVP and Duke approximately $1.0 million. Also under the agreement, for sales made by sub-licensees and not by us, we are required to pay royalties of 20% on any revenues or other consideration we receive from sub-licensees during any quarter. We record the royalty and sales-based milestone payments pursuant to the MVP and Duke agreement as a component of cost of goods sold in our consolidated statements of operations.

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

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The composition of matter, methods of manufacturing and methods of use patents expire and, if issued, patent applications relating to KRYSTEXXA would expire between 2019 and 2026. Changes in either patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the PPACA allows applicants seeking approval of biosimilar or interchangeable versions of biological products like KRYSTEXXA to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition and liquidity.

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

We have been involved in several lawsuits and disputes regarding intellectual property in the past. We could be involved in similar disputes or litigation in the future. An adverse decision in any intellectual property litigation could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Risks relating to our results of operations and our common stock

We have incurred operating losses since 2004 and we have incurred and anticipate that we will continue to incur substantial expenses in connection with our commercial launch of KRYSTEXXA in the United States and further development and efforts to obtain regulatory approval for KRYSTEXXA outside of the United States. If we do not generate significant revenues from the sale of KRYSTEXXA, we will not be able to achieve profitability.

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

We incurred substantial indebtedness that may adversely affect our cash flow and otherwise negatively affect our operations.

In February 2011, we issued $230 million aggregate principal amount of our 2018 Convertible Notes. The 2018 Convertible Notes are convertible, under certain circumstances and during certain periods, based on an initial conversion rate of 86.6739 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, which is equivalent to an initial conversion price of approximately $11.54 per share of common stock, subject to adjustment in certain circumstances. Upon conversion, the 2018 Convertible Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We may redeem some or all of the 2018 Convertible Notes for cash under certain circumstances on or after February 1, 2015. The 2018 Convertible Notes bear interest at a rate of 4.75% per year.

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

Our indebtedness could have significant additional negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•

requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures and research and development,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We expect sales of Oxandrin and oxandrolone to continue to decrease, which may continue to harm our results of operations.

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

Our stock price has been, and will likely continue to be, volatile. Since January 1, 2010, our common stock has traded as high as $23.46 per share and as low as $2.04 per share. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

The volatility of our common stock imposes a greater risk of capital losses for our stockholders than a less volatile stock would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock. This volatility may affect the price at which our investors can sell their common stock, and any sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

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

Our certificate of incorporation also authorizes us to issue up to 4,000,000 shares of preferred stock in one or more different series with terms fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of our company. No shares of our preferred stock are currently outstanding. Although our Board of Directors has no current intention or plan to issue any preferred stock, issuance of these shares could be used as an anti-takeover device.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. We have two five-year renewal options under the lease. In connection with this lease arrangement, we were required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected in other assets (as restricted cash) on our consolidated balance sheets at December 31, 2011 and 2010.

On January 23, 2012, we entered into a lease agreement for new premises located in Bridgewater New Jersey. The premises, consisting of approximately 48,469 rentable square feet of office facilities, will be used as our principal offices and corporate headquarters. The term of the new lease is 123 months, and we have right to extend the term for two additional five year lease terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123 month term of the new lease is approximately $15.2 million. We have provided the landlord a letter of credit of $1.5 million to secure our obligations under the lease. The landlord has provided us with a tenant improvement allowance of up to $2.0 million. We will maintain the existing lease for our corporate headquarters located in East Brunswick, NJ until expiration in the first quarter of 2013.

ITEM 3. LEGAL PROCEEDINGS

Intellectual Property-Related Litigation

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 (Joseph R. Berger vs. Savient Pharmaceuticals, Inc.), Dr. Joseph Berger alleged that he had entered into an agreement with us in December 1993, under which he assigned to us an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the Invention, in exchange for our agreement to use him as a researcher in certain clinical trials relating to the Invention, and that we had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, we uncovered an April 6, 1992 Consulting Agreement between Berger and our predecessor, Gynex Pharmaceuticals, or Gynex, wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 Agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 Agreement, but contended that the $20,000 paid to him under the agreement was not consideration for the assignment of the Invention. We filed a motion for summary judgment on Berger’s claims and, on August 17, 2009, the Court issued an order granting our motion and dismissing Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting our motion for summary judgment, and we filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and our cross-appeal on the papers and on October 14, 2011, the Court upheld the lower court’s decision dismissing Berger’s complaint and amended complaint with prejudice.

Other Litigation

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that we made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials and that we failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al. Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, we and the other named defendants moved to dismiss the complaint. The lead plaintiff subsequently filed an opposition of the motion to dismiss and we filed our reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to our motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting our motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit, and the briefing on that appeal was completed in June 2011. Oral arguments on the appeal were heard on November 8, 2011 and on January 13, 2012 the Second Circuit issued a summary order affirming dismissal.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “SVNT”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock from January 1, 2010 through December 31, 2011 as reported by The NASDAQ Global Market.

	High	Low
2010
First Quarter	$15.25	$12.00
Second Quarter	15.40	11.20
Third Quarter	23.46	12.06
Fourth Quarter	23.10	10.43
2011
First Quarter	$11.60	$9.06
Second Quarter	11.91	6.56
Third Quarter	8.03	3.53
Fourth Quarter	4.20	2.04

The number of stockholders of record of our common stock on February 24, 2012 was approximately 697.

We have never declared or paid a cash dividend on our common stock, and we do not expect to pay cash dividends to the holders of our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock with the cumulative total returns on the (i) NASDAQ Composite, (ii) Nasdaq Pharmaceutical and (iii) Nasdaq Biotechnology indices for the period from December 31, 2006 through December 31, 2011. The graph assumes (a) $100 was invested on December 31, 2006 in our common stock and the stocks in each of the indices and (b) the reinvestment of dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our common stock.

Fiscal year ending December 31,

	12/06	12/07	12/08	12/09	12/10	12/11
Savient Pharmaceuticals, Inc.	100.00	204.91	51.65	121.41	99.38	19.89
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
NASDAQ Pharmaceutical	100.00	95.32	90.11	99.36	105.18	114.32
NASDAQ Biotechnology	100.00	102.49	96.54	109.94	116.84	121.41

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for each of the years in the five-year period ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the Notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Product sales, net	$9,565	$4,028	$2,956	$3,028	$13,825
Other revenues	0	0	4	153	199

Total revenues	9,565	4,028	2,960	3,181	14,024
Cost of goods sold and expenses	125,001	60,012	84,122	92,192	83,198

Operating loss from continuing operations	(115,436)	(55,984)	(81,162)	(89,011)	(69,174)
Other (expense) income, net and investment income	(13,379)	(17,134)	(11,762)	753	8,212
Income tax benefit	(26,788)	(9)	(2,071)	(5,017)	(11,807)

Loss from continuing operations	(102,027)	(73,109)	(90,853)	(83,241)	(49,155)
Income (loss) from discontinued operations	—	—	—	(928)	487

Net loss	$(102,027)	$(73,109)	$(90,853)	$(84,169)	$(48,668)

Loss per common share from continuing operations:
Basic and diluted	$(1.46)	$(1.08)	$(1.51)	$(1.55)	$(0.94)

Earnings (loss) per common share from discontinued operations:
Basic and diluted	$—	$—	$—	$(0.02)	$0.01

Loss per common share:
Basic and diluted	$(1.46)	$(1.08)	$(1.51)	$(1.57)	$(0.93)

Weighted-average number of common and common equivalent shares:
Basic and diluted	70,117	67,435	59,997	53,533	52,461

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$169,788	$64,861	$108,175	$78,597	$142,422
Accounts receivable, net	4,737	909	352	822	1,490
Inventories, net.	10,924	3,140	585	1,892	2,636
Total current assets.	189,635	71,325	112,520	89,619	158,934
Total assets	197,116	73,418	114,808	94,022	163,615
Total current liabilities	30,065	18,052	44,700	24,989	19,184
Long-term liabilities	175,461	6,099	5,909	5,609	5,366
Accumulated deficit	(417,603)	(315,576)	(242,467)	(151,614)	(67,445)
Stockholders’ equity	(8,410)	49,267	64,199	63,424	139,065

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® in the United States, completing the development and seeking regulatory approval for this product outside of the United States, particularly in the European Union, and investigating the expansion of the clinical utility for KRYSTEXXA. In Europe and the rest of the world we continue to see significant opportunity and great interest in KRYSTEXXA. At the current time we do not plan to launch KRYSTEXXA on our own in Europe or other markets, but will instead explore partnership opportunities in those regions. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011.

KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition referred to as Refractory Chronic Gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of an elevation of blood concentration of uric acid that is not accompanied by signs or symptoms of gout. This condition is referred to as asymptomatic hyperuricemia.

Gout develops when urate accumulates in the tissues and joints as a result of the elevation of the blood concentration of uric acid. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. Gout is usually associated with bouts of severe joint pain and disability, or gout flares, and deposits of crystalline urate in joints, skin or cartilage, which may occur in concentrated forms, or gout tophi. Uricase, an enzyme not naturally expressed in humans but present in other mammals, eliminates uric acid from the body by converting uric acid to allantoin, which is easily excreted by the kidney. We believe that treatment with KRYSTEXXA, which is a PEGylated form of uricase, eliminates hyperuricemia and provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. This study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, the National Health and Nutrition Examination Survey, or NHANES, the nationally representative survey sponsored by the United States Centers for Disease Control and Prevention, Medicare claims data and commercial claims data. The KRYSTEXXA Market Study was completed in July 2011 and indicated that there are approximately 120,000 RCG patients in the United States, which represents approximately 4.2% of the overall annual treated gout population in the United States. The total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians.

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

To support the commercial launch of KRYSTEXXA, we have hired a sales force consisting of 62 experienced biologic sales professionals, six regional business directors, six managed care executives, 12 nurse educators and 12 field reimbursement specialists. To support the safe and effective use of KRYSTEXXA in the commercial setting, we expanded our medical affairs function with the hiring of 12 field-based Regional Medical Scientists, or RMSs, who educate clinicians through reactive presentations of the clinical data. As we proceed forward through the promotional launch, we may increase the size of our sales force or medical affairs professionals, if necessary. Our sales force will allow us to target rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG.

To date, our sales force has reached over 90% of our key rheumatologists, and 57% of key nephrologists located in private practices, infusion centers, hospitals, academic institutions and the U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that 2011 sales of KRYSTEXXA have been hampered by the lack of information available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011 we published in the Journal of the American Medical Association, or JAMA, data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG. The data that were published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial proportion of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gout tophi receiving KRYSTEXXA every two weeks experience complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting.

When we commenced sales of KRYSTEXXA, KRYSTEXXA was reimbursed under a temporary Medicare Part B reimbursement code, which can cause delays in Medicare reimbursement to prescribers. However, we received a permanent Medicare Part B reimbursement code, which is called a “J” code, in November 2011, which became effective on January 1, 2012. The permanent “J” code, J2507, should facilitate reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We also were awarded a contract from the VA, which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011. at an approximate 24% discount to our list selling price. In addition, currently KRYSTEXXA enjoys broad coverage for RCG patients through managed care and private payor organizations.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA for through September 30, 2011. We believe that this initiative allowed patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense. We may re-introduce the KPIP at a future date based on market conditions.

We implemented during 2011 various prescriber education programs, and we trained 140 Key Opinion Leaders, or KOLs, to educate other physicians and healthcare professionals on the safe and appropriate use of KRYSTEXXA. In 2011, we also completed 141 speaker programs reaching approximately 2,000 healthcare professionals.

We have built an inventory of finished KRYSTEXXA product at December 31, 2011, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least 2014.

In December 2010, the Pediatric Committee of the European Medicines Agency, or EMA, approved our pediatric investigation plan for the treatment and prevention of hyperuricemia in pediatric patients undergoing chemotherapy for hematologic malignancies, which is a condition to filing for marketing approval for KRYSTEXXA in the European Union.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011 we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. Also in May 2011, we received validation of the MAA that was filed with the EMA for KRYSTEXXA for the treatment of RCG in adult patients, which resulted in the initiation of the EMA’s regulatory review process. We anticipate an EMA approval of our MAA for KRYSTEXXA during the second half of 2012. We expect KRYSTEXXA to be available in the European Union on a named patient basis by the end of the first quarter of 2012.

In further support of our efforts to launch KRYSTEXXA in Europe, we have engaged RMS’s for our European region, commenced KOL interactions and advanced the development of reimbursement and pricing plans for the region. In addition, in January of 2012, we announced the appointment of David Veitch as President of our European subsidiary, Savient Pharma Ireland Limited. Mr. Veitch will lead our organization and efforts focused on KOL development in key European markets, pre-launch market and reimbursement development activities and commercial launch planning, as well as assisting us with our exploration of partnership opportunities in Europe and the rest of the world.

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

We currently operate within one “Specialty Pharmaceutical” segment, which includes sales of Oxandrin and oxandrolone and the sales and research and development activities of KRYSTEXXA. Total revenues were $9.6 million for year ended December 31, 2011, an increase of $5.6 million, or 137%, from $4.0 million for year ended December 31, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. Our consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with fair value determinations of assets and liabilities including the provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, amounts recorded for contingencies, share-based compensation assumptions, impairments of long-lived assets and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. While our accounting policies are more fully described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe that the application of the following accounting policies result in accounting estimates having the potential for the most significant impact on the financial statements.

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

Impairments of Long-Lived Assets. We assess changes in economic, regulatory and legal conditions and makes assumptions regarding estimated future cash flows in evaluating the value of our property, plant and equipment. We periodically evaluate whether current facts or circumstances indicate that the carrying values our long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For the years ended December 31, 2011, 2010 and 2009, we did not experience or record any charges to operations related to impairments of long-lived assets.

Inventory valuation. We state inventories at the lower of cost or market. Cost is determined based on actual cost. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we record reserves for the difference between the cost and the market value. These reserves are recorded based upon various factors for our products, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected product demand, the expected shelf life of the product and firm inventory purchase commitments. For year ended December 31, 2011 we recorded a $4.7 million charge for KRYSTEXXA inventory that we do not currently believe we will be able to sell prior to its expiration.

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

Given our limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, we believe that we are currently unable to reasonably estimate future product returns. Therefore, we have determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and, accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, we do not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, we invoice the specialty distributor and record deferred revenue equal to the gross invoice price. We then recognize revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty distributors to their customers, including doctors and infusion sites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. We are also selling KRYSTEXXA to wholesalers whereby we drop ship the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, we are recording revenue when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

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

Our net product revenues represent gross product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, and distribution fees.

Allowances for returns. In general, it is our policy to provide credit for product returns for KRYSTEXXA that are returned six months after the product expiration date and for Oxandrin and generic oxandrolone that are returned six months prior to the product expiration date and twelve months after the product expiration date. As noted above in our revenue recognition discussion, given our limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, we are currently unable to reasonably estimate future product returns. Our product sales in the United States primarily relate to the following products:

Product	Expiration (In years)
KRYSTEXXA 8 mg	2
Oxandrin and oxandrolone 2.5 mg	5
Oxandrin and oxandrolone 10 mg	3-4

Upon sale of Oxandrin and oxandrolone, we estimate an allowance for future returns. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators.

The aggregate net product return allowance reserve for Oxandrin and oxandrolone was $0.9 million and $0.5 million at December 31, 2011 and 2010, respectively. A tabular roll-forward of the activity related to the allowance for product returns is as follows:

		Expense Provisions		Actual Deductions
Description	Balance at Beginning of Period	Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales	Other Deductions	Balance at End of Period
	(In thousands)
Allowance for sales returns:
2011	$469	132	268	—	(17)	—	$852
2010	$1,033	128	(363)	—	(329)	—	$469

Allowances for Medicaid and other government rebates. Our contracts with Medicaid and other government agencies such as the Federal Supply System commit us to provide those agencies with its most favorable pricing. This ensures that our products remain eligible for purchase or reimbursement under these government-funded programs. Based upon our contracts and the most recent experience with respect to sales of KRYSTEXXA and Oxandrin and oxandrolone through each of these channels, we provide an allowance for rebates. We monitor the sales trends and adjust the rebate percentages on a regular basis to reflect the most recent rebate experience. The aggregate net rebate accrual balances for KRYSTEXXA and Oxandrin and oxandrolone were $0.3 million at each respective year ended December 31, 2011 and 2010.

A tabular roll-forward of the activity related to the allowances for Medicaid and other government rebates for Oxandrin and oxandrolone is as follows:

		Expense Provisions		Actual Deductions
Description	Balance at Beginning of Period	Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales	Other Deductions	Balance at End of Period
	(In thousands)
Allowance for rebates:
2011	$295	617	(66)	(278)	(229)	—	$339
2010	$261	561	—	(266)	(261)	—	$295

Share-Based Compensation. We have share-based compensation plans in place and record the associated share-based compensation expense over the requisite service period. The share-based compensation plans and related compensation expense are discussed more fully in Note 13 to the consolidated financial statements.

Compensation expense for service-based stock options is charged against operations on a straight-line basis between the grant date for the option and the vesting period, which is generally four years. We estimate the fair value of all service-based stock option awards as of the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Compensation cost is adjusted for estimated pre-vesting forfeitures. Options granted have a term of 10 years from the grant date.

Restricted stock and restricted stock units, or RSU’s, that are service-based are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from three to four years in duration. Compensation cost for service-based restricted stock and RSU’s is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded.

Compensation expense for restricted stock and stock option awards that contain performance conditions, the vesting of which is contingent upon the achievement of various sales and other specific strategic objectives for senior management, is based on the grant date fair value of the award. The grant date fair value of restricted stock awards that contain performance conditions is equal to the closing market price of our common stock on the grant date multiplied by the number of shares awarded. For performance stock options, we utilize a Monte Carlo simulation model to estimate the grant date fair value. Compensation expense for restricted stock and stock option awards that contain performance conditions is recorded over the implicit or explicit requisite service period based on management’s assumptions of when the awards are expected to vest. Previously recognized compensation expense for restricted stock and stock option awards that contain performance conditions is fully reversed if performance targets are not satisfied. We continually assess the probability of the attainment of performance conditions and adjust compensation expense accordingly over the remainder of the requisite service period.

Compensation cost for restricted stock and stock option awards that contain a market condition is based on the grant date fair value of the award. We utilize a Monte Carlo simulation model to estimate the grant date fair value. Compensation expense is recorded over the implicit, explicit or derived service period.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2011, based on the net operating loss generated in 2011 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets net of deferred tax liabilities and those assets that are reserved by a liability for unrecognized tax benefits. We use judgment in determining income tax provisions and in evaluating our tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. We are examined by Federal and state tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Results of Operations

During 2011, 2010 and 2009, our operating results were driven by substantial expenses relating to the research and development related to and the commercialization of KRYSTEXXA resulting in net operating losses. We anticipate continued substantial expenses relating to the commercialization and further development of KRYSTEXXA through 2012. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	the cost of post-approval marketing-related clinical studies,

•	the cost of our post-approval commitments to the FDA, including an observational study and a risk evaluation and mitigation strategy, or REMS, program, and

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the United States.

During 2011, 2010 and 2009, the expenses associated with our regulatory, clinical, manufacturing and commercial development of KRYSTEXXA were the most significant factors affecting our results of operations.

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(Dollar amounts in thousands)
Cost of goods sold	$9,313	7.5%	$2,673	4.5%	$1,606	1.9%
Research and development	24,790	19.8%	32,358	53.9%	51,726	61.5%
Selling, general and administrative	90,898	72.7%	24,981	41.6%	30,790	36.6%

Total costs and expenses	$125,001	100.0%	$60,012	100.0%	$84,122	100.0%

Our revenues of $9.6 million for 2011 were derived primarily from product sales of KRYSTEXXA and to a lesser extent, sales of Oxandrin and oxandrolone. Our authorized generic version of Oxandrin, our revenues of $4.0 million for 2010 were derived primarily from Oxandrin and oxandrolone and our revenues in 2009 were derived exclusively from Oxandrin and oxandrolone. Following the full commercial launch of KRYSTEXXA in February 2011, sales levels have increased and we expect sales of KRYSTEXXA to continue to drive increases in overall revenues during 2012 and in future years. As a result of the increased competition to Oxandrin and oxandrolone from other generic oxandrolone products and our decision not to renew our manufacturing agreements related to those products, we expect our Oxandrin and authorized generic oxandrolone products to decrease in 2012 and in future periods, and we expect Oxandrin revenues to be of diminished significance to our results of operations.

Our future revenues depend on our success in the commercialization of KRYSTEXXA including:

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

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(Dollar amounts in thousands)
KRYSTEXXA	$6,199	64.8%	$18	0.4%	$—	—%
Oxandrolone	3,027	31.7	2,686	66.7	3,322	112.4
Oxandrin	339	3.5	1,324	32.9	(366)	(-12.4)

	$9,565	100.0%	$4,028	100.0%	$2,956	100.0%

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

Revenues

Total revenues increased $5.6 million, or 137%, to $9.6 million for the year ended December 31, 2011, from $4.0 million for the year ended December 31, 2010. The increase is primarily due to incremental KRYSTEXXA sales of $6.2 million resulting from the full commercial launch of KRYSTEXXA in February of 2011.

Sales of oxandrolone, our authorized generic version of Oxandrin, increased $0.3 million, or 13%, to $3.0 million for the year ended December 31, 2011, as compared to $2.7 million for the year ended December 31, 2010. The higher sales of oxandrolone were offset by a $1.0 million decrease in net sales of our branded product Oxandrin as compared to the prior year, due to lower overall demand for the product as a result of increased generic competition.

We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone.

Cost of goods sold

Cost of goods sold increased $6.6 million, or 248%, to $9.3 million for the year ended December 31, 2011, from $2.7 million for the year ended December 31, 2010. The increase in cost of goods sold is primarily due to a $4.7 million charge to reserve for KRYSTEXXA inventory that we do not currently believe we will be able to sell prior to its expiration. In addition, as a result of the commercialization and commencement of sales of KRYSTEXXA in 2011, we are required to make royalty and sales-based milestone payments under our third-party supply and license and agreements. Royalty and sales-based milestone payments pursuant to these agreements resulted in approximately $2.3 million of incremental expense for the year ended December 31, 2011.

Research and development expenses

Research and development expenses decreased by $7.6 million, or 23%, to $24.8 million for the year ended December 31, 2011, from $32.4 million for the year ended December 31, 2010. The decrease is primarily because of the non-recurrence of the $6.8 million in costs resulting from our conformance batch campaign at our potential secondary source supplier of pegloticase drug substance that we incurred in the year ended December 31, 2010. Partially offsetting the above decreases in costs are higher expenses associated with our KRYSTEXXA FDA post-marketing commitment studies.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $65.9 million, or 265%, to $90.9 million for the year ended December 31, 2011, from $25.0 million for the year ended December 31, 2010. The increase was primarily due to increased selling and marketing expenses associated with the commercial launch of KRYSTEXXA as we continue our marketing efforts for the product. Also contributing to the increase in costs is higher headcount compared to the prior year primarily as a result of the hiring of our KRYSTEXXA sales force, reimbursement specialists, nurse educators and managed care specialists.

Interest expense on Convertible Notes

Interest expense was $15.7 million for the year ended December 31, 2011, consisting of $10.0 million of interest expense from the 4.75% coupon on our Senior Convertible Notes due 2018, or the 2018 Convertible Notes, issued in February 2011 and $5.7 million of non-cash accretion of the debt discount, also associated with our 2018 Convertible Notes.

Other income (expense), net

Other income (expense), net reflects $2.2 million of income for the year ended December 31, 2011 as compared to $17.3 million of expense for the year ended December 31, 2010, a net positive change of $19.5 million. Other income, net for the year ended December 31, 2011 reflects a current year benefit to income as a result of a $2.0 million benefit for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability and a $0.8 million reversal of a liability for accrued interest and penalties relating to a state sales and use tax audit. Partially offsetting these benefits to income is a charge against income of $0.6 million as a result of the amortization of deferred financing costs on our 2018 Convertible Notes. The $17.3 million of expense for the year ended December 31, 2010 substantially represents the mark-to-market adjustment on our previous warrant liability, which was settled in its entirety during the fourth quarter of 2010.

Income tax benefit

The income tax benefit of $26.8 million for the year ended December 31, 2011 as compared to approximately zero for the year ended December 31, 2010, was primarily comprised of a $22.7 million income tax benefit that was the result of the recognition of a deferred tax asset equal to the deferred tax liability associated with the issuance of the 2018 Convertible Notes. The balance of the net income tax benefit was the result of a reduction in a liability for unrecognized state tax benefits of $3.6 million, which was considered effectively settled due to the completion of a state corporate income tax audit in the first quarter 2011 and a liability reduction of $0.5 million for other related state tax matters. The $26.8 million tax benefit recorded does not result in additional cash flow for the Company.

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

We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party supplier of these products.

KRYSTEXXA generated minimal sales during 2010 primarily because it was only made available to the marketplace during the month of December 2010.

Cost of goods sold

Cost of goods sold increased $1.1 million, or 66%, to $2.7 million for the year ended December 31, 2010, from $1.6 million for the year ended December 31, 2009, mainly due to failed batches of KRYSTEXXA produced at Bio-Technology General (Israel) Ltd, or BTG, during the fourth quarter of 2010.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $5.8 million, or 19%, to $25 million for the year ended December 31, 2010, from $30.8 million for the year ended December 31, 2009. The decrease was partially due to certain marketing costs incurred during the year ended December 31, 2009 that did not recur in the year ended December 31, 2010, including $2.1 million associated with the preparation for a possible commercial launch of KRYSTEXXA in 2009. Additionally, the lower costs reflected a decrease of $2.3 million in compensation-related and severance expenses as a result of the reduction in force implemented in September 2009. Additionally, our outside legal costs in support of the shareholder class action litigation decreased by $0.8 million in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Investment income (expense), net

Investment income decreased $0.2 million, or 60%, to $0.1 million for the year ended December 31, 2010 as compared to $0.3 million for the year ended December 31, 2009. The decrease was primarily attributable to a realized gain of $0.2 million recorded during the year ended December 31, 2009 resulting from redemptions of our investment in the Columbia Strategic Cash Portfolio.

Other income (expense), net

Other expense increased $5.2 million, or 43%, to $17.3 million for the year ended December 31, 2010 as compared to $12.1 million for the year ended December 31, 2009. This increase was primarily due to the mark-to-market valuation adjustment to our warrant liability in the current year which resulted in a $16.8 million loss due to the appreciation in fair market value of our warrants. The appreciation in fair market value of the warrants during the year ended December 31, 2010 resulted from a higher price per share of our common stock. Additionally, we recorded a $11.7 million loss on the mark-to-market valuation adjustment to our warrant liability during the year ended December 31, 2009 resulting from appreciation in the fair market value of our warrants during the prior year. All of the warrants have been exercised and none remained outstanding as of December 31, 2010.

Income tax benefit

Income tax benefit decreased $2.1 million to zero for the year ended December 31, 2010, from a benefit of $2.1 million for the year ended December 31, 2009. The decrease of benefit in 2010 is a direct result of our inability to carry back losses to previous years to recover previously paid taxes. It is uncertain whether we will be able to utilize the net operating losses generated in 2010 against future income.

Liquidity and Capital Resources

At December 31, 2011, we had $169.8 million in cash, cash equivalents and short-term investments as compared to $64.9 million as of December 31, 2010. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Senior Convertible Notes due 2018. We received cash proceeds from the sale of the Convertible Notes of $222.7 million, net of expenses.

We have used and will continue to use in the future, the net proceeds of the issuance of the Convertible Notes to commercialize KRYSTEXXA in the United States, including for the recruiting and hiring of our sales force, expanding our marketing organization and completing the establishment of a commercial infrastructure, increasing our promotional activities, funding of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States particularly in the European Union, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from the offering. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, the cost of pursuing regulatory approval in the European Union, and the cost of pre-launch market, reimbursement and KOL development activities in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting but excluding any cash which may be generated from the consummation of a partnership transaction for Europe or other markets, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations at least through April 30, 2013. Our management has broad discretion in the use of our financial resources and may adjust our anticipated plans as circumstances warrant.

We believe we have sufficient quantities of KRYSTEXXA to complete a commercial launch in accordance with our launch plan. We have built an inventory of finished KRYSTEXXA product at December 31, 2011, that is packaged and labeled for distribution and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we now believe we have sufficient inventory to meet our internal market estimates until at least 2014.

Cash Flows

Cash used in operating activities of $116.8 million for the year ended December 31, 2011 primarily reflects our net loss for the period of $102 million. Cash used in investing activities of $37.3 million during the year ended December 31, 2011 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities for the year ended December 31, 2011 was $223.5 million mainly due to the cash proceeds received from the issuance of our 2018 Convertible Notes of $222.7 million.

Cash used in operating activities of $52.4 million for the year ended December 31, 2010 reflects our net loss for the period of $73.1 million partially offset by a net non-cash adjustment of $16.8 million as a result of the mark-to-market valuation of our warrant liability. We used $20.3 million of cash in investment activities relating primarily to the purchase of held-to-maturity securities encompassing bank certificates of deposit. We also received $9.3 million in cash from financing activities, mainly due to the issuance of common stock, including $8.5 million in proceeds from the exercise of warrants.

Funding Requirements

We are now focusing our efforts on commercializing KRYSTEXXA, completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union, undertaking clinical trials and other research and development activities to pursue label expansion for KRYSTEXXA and building our commercial infrastructure in Europe:.

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

As we continue with the commercialization of KRYSTEXXA, we expect that our cash needs will increase, and we may need to seek additional funding through customary methods, or to explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$38	$35	$3	$—	$—
Operating lease obligations	2,359	1,883	476	—	—
Purchase commitment obligations (1)	67,770	41,991	8,984	8,984	7,811
Other Commitments (2)	2,703	2,703	—	—	—

Total	$72,870	$46,612	$9,463	$8,984	$7,811

(1)	Purchase commitment obligations represent our contractually obligated purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments include an aggregate of approximately $1.8 million in sales-based milestone payments that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, on the attainment of specified KRYSTEXXA sales targets.

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

Also excluded from the above table are sales-based royalty payments to Duke and MVP due to the contingent nature of such obligations as the amounts and timing of these payments cannot be reasonably predicted. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. As of December 31, 2011 we have made approximately $0.5 million in royalty payments to MVP and Duke pursuant to the agreement. We record these royalty payments as a component of cost of goods sold in our consolidated statements of operations. We are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sub-licensees during any quarter.

In addition, we have previously received financial support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.6 million for the development of KRYSTEXXA. The potential royalty payments pursuant to these grant agreements are excluded from the above table due to the contingent nature of such obligations as the amounts and timing of these payments cannot be reasonably predicted. As of December 31, 2011 we incurred approximately $0.9 million in royalty payments to OCS and BIRD. In addition, under The Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of funding received from OCS, if we do not manufacture 100% of our annual worldwide bulk product requirements in Israel, we may be subject to total payments, based upon the percentage of manufacturing that does not occur in Israel. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

Also excluded from the above table is the lease agreement entered into by us on January 23, 2012. See Note 21 to our consolidated financial statements for additional information regarding the lease obligations.

We have a liability for unrecognized tax benefits of $2.7 million at December 31, 2011. We are unable to estimate the amount or the timing of any future payments for this liability, if any.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Senior Convertible Notes due 2018. For details as to the conversion options under these notes, see Item 8 of this Annual Report on Form 10-K and Note 9 to our consolidated financial statements. These 2018 Convertible Notes bear interest at a fixed rate of 4.75%, and as such, we are not exposed to changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment under the framework in the Internal Control—Integrated Framework, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated within their report included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Savient Pharmaceuticals, Inc.:

We have audited Savient Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Savient Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Savient Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Savient Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheet of Savient Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule, “Schedule II—Valuation and Qualifying Accounts,” for the year ended December 31, 2011. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Savient Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. Our audits also included the financial statement schedule of Savient Pharmaceuticals, Inc. listed in Item 15(a) for the years ended December 31, 2010 and 2009. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals, Inc and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

New York, NY

March 1, 2011

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$114,094	$44,791
Short-term investments	55,694	20,070
Accounts receivable, net	4,737	909
Inventories, net	10,924	3,140
Prepaid expenses and other current assets	4,186	2,415

Total current assets	189,635	71,325

Property and equipment, net	833	809
Deferred financing costs, net	4,068	—
Restricted cash	2,580	1,284

Total assets	$197,116	$73,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,046	$1,601
Deferred revenues	414	428
Accrued interest on Convertible Notes	4,643	—
Other current liabilities	17,962	16,023

Total current liabilities	30,065	18,052

Convertible Notes, net of discount of $54,542	175,458	—
Other liabilities	3	6,099
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock—$.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value; 150,000,000 shares authorized; issued and outstanding 71,502,000 shares in 2011and 70,259,000 shares in 2010	715	703
Additional paid-in-capital	408,463	364,139
Accumulated deficit	(417,603)	(315,576)
Accumulated other comprehensive income	15	1

Total stockholders’ equity	(8,410)	49,267

Total liabilities and stockholders’ equity	$197,116	$73,418

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales, net	$9,565	$4,028	$2,956
Other revenues	—	—	4

	9,565	4,028	2,960

Cost and expenses:
Cost of goods sold	9,313	2,673	1,606
Research and development	24,790	32,358	51,726
Selling, general and administrative	90,898	24,981	30,790

	125,001	60,012	84,122

Operating loss	(115,436)	(55,984)	(81,162)
Investment income, net	150	116	289
Interest expense on Convertible Notes	(15,737)	—	—
Other income (expense), net	2,208	(17,250)	(12,051)

Loss before income taxes	(128,815)	(73,118)	(92,924)
Income tax benefit	(26,788)	(9)	(2,071)

Net loss	$(102,027)	$(73,109)	$(90,853)

Loss per common share:
Basic and diluted	$(1.46)	$(1.08)	$(1.51)
Weighted-average number of common and common equivalent shares:
Basic and diluted	70,117	67,435	59,997

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(102,027)	$(73,109)	$(90,853)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(1)	(2)	(21)
Foreign currency translation, net	15	—	—

Other comprehensive loss, net	14	(2)	(21)

Comprehensive loss	$(102,013)	$(73,111)	$(90,874)

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2008	54,654	$547	$214,467	$(151,614)	$24	$63,424
Net loss	—	—	—	(90,853)	—	(90,853)
Restricted stock grants	723	7	(7)	—	—	—
Amortization of deferred compensation	—	—	2,661	—	—	2,661
Forfeiture of restricted stock grants	(507)	(5)	5	—	—	—
Issuance of common stock	81	1	352	—	—	353
ESPP compensation expense	—	—	82	—	—	82
Stock option compensation expense	—	—	3,983	—	—	3,983
Issuance of common stock for cash with underwritten public offering, net of expenses	4,945	50	61,316	—	—	61,366
Issuance of common stock for cash on registered direct offering, net of expenses	5,927	59	28,960	—	—	29,019
Issuance of warrants in connection with registered direct offering, net of expenses	—	—	(12,561)	—	—	(12,561)
Exercise of stock options	1,110	10	6,736	—	—	6,746
Other comprehensive loss	—	—	—	—	(21)	(21)

Balance, December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199

(continued on next page)

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199
Net loss	—	—	—	(73,109)	—	(73,109)
Restricted stock grants	69	1	—	—	—	1
Amortization of deferred compensation	—	—	4,374	—	—	4,374
Forfeiture of restricted stock grants	(6)	—	—	—	—	—
Shares repurchased and cancelled	(80)	(1)	(1,281)	—	—	(1,282)
Issuance of common stock	30	—	326	—	—	326
ESPP compensation expense	—	—	341	—	—	341
Stock option compensation expense	—	—	3,069	—	—	3,069
Warrant exercise	3,040	31	49,516	—	—	49,547
Exercise of stock options	273	3	1,800	—	—	1,803
Other comprehensive loss	—	—	—	—	(2)	(2)

Balance, December 31, 2010	70,259	$703	$364,139	$(315,576)	$1	$49,267

(continued on next page)

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital

Balance, December 31, 2010	70,259	$703	$364,139	$(315,576)	$1	$49,267
Net loss	—	—	—	(102,027)	—	(102,027)
Restricted stock grants	1,174	11	(11)	—	—	—
Amortization of deferred compensation	—	—	3,317	—	—	3,317
Forfeiture of restricted stock grants	(119)	—	1	—	—	1
Issuance of common stock	155	1	631	—	—	632
ESPP compensation expense	—	—	795	—	—	795
Stock option compensation expense	—	—	3,788	—	—	3,788
Exercise of stock options	33	—	169	—	—	169
Convertible Note conversion option, net of tax of $22,717	—	—	35,634	—	—	35,634
Other comprehensive loss	—	—	—	—	14	14

Balance, December 31, 2011	71,502	$715	$408,463	$(417,603)	$15	$(8,410)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(102,027)	$(73,109)	$(90,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	418	471
Accretion of discount on Convertible Notes	5,722	—	—
Change in valuation of warrant liability	—	16,807	11,678
Amortization of deferred financing costs	620	—	—
Amortization of restricted stock awards	3,317	4,374	2,661
Stock compensation expense	4,583	3,410	4,065
Net realized gains from sale of investments	—	—	(182)
Foreign exchange loss on intercompany loan	9	—	—
Deferred income taxes	(22,717)	—	—
Changes in:
Accounts receivable, net	(3,828)	(557)	470
Inventories, net	(7,784)	(2,555)	1,307
Recoverable income taxes	—	2,006	3,520
Prepaid expenses and other current assets	(1,079)	(1,013)	1,380
Other long-term assets	4	11	10
Accounts payable	5,445	(6,314)	2,027
Accrued interest on Convertible Notes	4,643	—	—
Other current liabilities	1,939	3,550	(4,612)
Deferred revenues	(14)	355	(378)
Other liabilities	(6,061)	250	(1,199)

Net cash used in operating activities	(116,836)	(52,367)	(69,635)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	30,413	13,348	—
Purchases of held-to-maturity securities	(66,038)	(33,417)	—
Capital expenditures	(416)	(234)	(71)
Changes in restricted cash	(1,300)	—	—
Proceeds from sale of available-for-sale securities (restricted)	—	—	4,170
Purchases of available-for-sale securities (restricted)	—	—	(25)

Net cash (used in) provided by investing activities	(37,341)	(20,303)	4,074

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from warrant exercises	$—	$8,501	$—
Proceeds from issuance of common stock	803	2,130	7,099
Proceeds from issuance of Convertible Notes, net of expenses	222,697	—	—
Proceeds from issuance of common stock for cash on registered direct offering, net of expenses	—	—	29,019
Proceeds from issuance of common stock for cash on underwritten public offering, net of expenses	—	—	61,366
Repurchase and retirement of common stock	—	(1,282)	—
Changes in other long-term liabilities	(35)	(60)	(66)

Net cash provided by financing activities	223,465	9,289	97,418
Effect of exchange rate changes	15	—	—

Net increase (decrease) in cash and cash equivalents	69,303	(63,381)	31,857
Cash and cash equivalents at beginning of period	44,791	108,172	76,315

Cash and cash equivalents at end of period	$114,094	$44,791	$108,172

Supplementary Information
Other information:
Income tax paid	$—	$—	$1,237
Interest paid	$5,395	$79	$365
Reclassification from warrant liability to APIC on exercise of warrants	$—	$41,046	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc., and its wholly-owned Subsidiaries (“Savient” or “the Company”), is a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® (pegloticase) in the United States and completing the development and seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration (the “FDA”) on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when the Company commenced sales and shipments to its network of specialty and wholesale distributors. The Company completed a promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with its sales force commencing field promotion to health care providers on February 28, 2011.

The Company also sells and distributes branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. The Company launched its authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and the Company’s authorized generic version of oxandrolone. The Company believes that revenues from Oxandrin and its authorized generic version of oxandrolone will continue to decrease in future periods.

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

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, property and equipment, share-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Results may differ from these estimates due to actual outcomes differing from those on which the Company bases its assumptions.

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, which include cash on hand and money market funds with weighted-average maturities at the date of purchase of 90 days or less.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash

The Company’s restricted cash of $2.6 million and $1.3 million at December 31, 2011 and 2010, respectively represents required security deposits in connection with the Company’s lease arrangements for its administrative offices.

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. See Note 3 to the consolidated financial statements for further discussion of the fair value of financial instruments.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. The impairment of a debt security is considered OTT if an entity concludes that it intends to sell the impaired security, that it is more likely than not that it will be required to sell the security before the recovery of its cost basis or that it does not otherwise expect to recover the entire cost basis of the security. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2011, 2010 and 2009, we did not experience or record any charges to operations related OTT impairments.

Accounts receivable, net

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. In general, the Company has experienced minimal collection issues with its large customers. At December 31, 2011 and 2010, the balance of the Company’s allowance for doubtful accounts was $28,000 and $25,000, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories, net

The Company states inventories at the lower of cost or market. Cost is determined based on actual cost. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company records reserves for the difference between the cost and the market value. These reserves are recorded based upon various factors for the Company’s products, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected product demand, the expected shelf life of the product and firm inventory purchase commitments. For the year ended December 31, 2011 the Company recorded a $4.7 million charge for KRYSTEXXA inventory that had expiration dates such that it was unlikely the product will be sold.

Property and equipment, net of accumulated depreciation and amortization

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful lives.

Impairments of Long-Lived Assets

The Company assesses changes in economic, regulatory and legal conditions and makes assumptions regarding estimated future cash flows in evaluating the value of its property, plant and equipment. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For the years ended December 31, 2011, 2010 and 2009, the Company did not experience or record any charges to operations related to impairments of long-lived assets.

Convertible debt

The debt and equity components of the Company’s 4.75% Senior Convertible Notes (“the 2018 Convertible Notes”) due on February 1, 2018 are bifurcated and accounted for separately based on the authoritative accounting guidance as set forth in ASC 470-20, Debt with Conversion and Other Options, as the Convertible Notes can be cash settled upon the occurrence of specific corporate events. The debt component of the 2018 Convertible Notes, which excludes the associated equity conversion feature, was recorded at fair value on the issuance date. The equity component, representing the difference between the amount allocated to the debt component and the proceeds received upon issuance of the 2018 Convertible Notes, is recorded in additional paid-in-capital in the consolidated balance sheets. The discounted carrying value of the 2018 Convertible Notes resulting from the bifurcation is subsequently accreted back to its principal amount through the recognition of non-cash interest expense. See Note 9 to the consolidated financial statements for further discussion of the Company’s convertible debt.

Deferred Financing Costs, net

The Company incurred $7.3 million in financing costs related to the issuance of $230 million principal amount of the 2018 Convertible Notes, which is allocated to the debt and equity components of the Company’s convertible debt instruments. The Company allocated $5.4 million to the debt component and recorded it as

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred financing costs. The Company allocated the remaining $1.9 million to the equity component and recorded it against additional paid-in-capital. At December 31, 2011, the Company had $4.8 million of net deferred financing costs recorded with respect to the Convertible Notes on the consolidated balance sheets, $4.1 million of which was recorded as a long-term asset. These costs are being amortized using the effective interest rate method over the seven-year contract term that the 2018 Convertible Notes are outstanding.

Revenue recognition

The Company generates revenue from product sales. Revenue is not recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Given the Company’s limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, the Company has determined that the shipments of KRYSTEXXA made to specialty distributors do not meet the criteria for revenue recognition at the time of shipment, and, accordingly, such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of KRYSTEXXA to specialty distributors. For these product sales, the Company invoices the specialty distributor and records deferred revenue equal to the gross invoice price. The Company then recognizes revenue when KRYSTEXXA is sold through, or upon shipment of the product from the specialty distributors to their customers, including doctors and infusion sites. Because of the price of KRYSTEXXA, the short period from sale of product to patient infusion and limited product return rights, KRYSTEXXA distributors and their customers generally carry limited inventory. The Company also sells KRYSTEXXA to wholesalers whereby the Company drop ships the product directly to hospitals. As there is limited risk of returns from hospitals as infusions will be taking place in their facilities, revenue is recorded when KRYSTEXXA has been received at the hospital and title has transferred in accordance with the terms of sale.

Oxandrin product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company ships it’s authorized generic, oxandrolone, to its distributor and accounts for these shipments on a consignment basis until product is sold into the retail market. The Company defers the recognition of revenue related to these shipments until it confirms that the product has been sold into the retail market and all other revenue recognition criteria have been met.

The Company’s net product revenues represent gross product revenues less allowances for returns, Medicaid rebates, other government rebates, discounts, and distribution fees.

Allowance for Product returns

In general, the Company provides credit for product returns for KRYSTEXXA that are returned six months after the product expiration date and for Oxandrin and generic oxandrolone that are returned six months prior to the product expiration date and twelve months after the product expiration date.

Upon sale of Oxandrin and oxandrolone, the Company estimates an allowance for future returns. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates by lot productions, the level of product manufactured by the

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry-wide indicators.

The aggregate net product return allowance reserve for Oxandrin and oxandrolone was $0.9 million and $0.5 million at December 31, 2011 and 2010, respectively.

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System commit the Company to providing those agencies with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these government-funded programs. Based upon the Company’s contracts and the most recent experience with respect to sales of KRYSTEXXA and Oxandrin and oxandrolone through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

Other revenues

Other revenues primarily represent royalty income which is recognized as earned upon receipt of confirmation of the income amount or payment from contracting third parties.

Research and Development.

The Company’s research and development includes costs associated with the research and development of the Company’s KRYSTEXXA product prior to FDA approval and FDA-related post-marketing commitments for approved products (KRYSTEXXA post-approval).

Prior to the FDA approval of KRYSTEXXA, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there was uncertainty surrounding FDA approval. Following regulatory approval of KRYSTEXXA by the FDA, the Company capitalizes certain manufacturing costs as inventory.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, General and Administrative.

The Company’s selling, general and administrative expense primarily includes expenses associated with the commercialization of approved products (KRYSTEXXA) and general and administrative costs to support the Company’s operations.

Share-based compensation

The Company has share-based compensation plans in place and records the associated stock-based compensation expense over the requisite service period. These share-based compensation plans and related compensation expense are discussed more fully in Note 13 to the consolidated financial statements.

Compensation expense for service-based stock options is charged against operations on a straight-line basis between the grant date for the option and the vesting period, which is generally four years. The Company estimates the fair value of all service-based stock option awards as of the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Compensation cost is adjusted for estimated pre-vesting forfeitures. Options granted have a term of 10 years from the grant date.

Restricted stock and restricted stock units (“RSU’s”), that are service-based are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from three to four years in duration. Compensation cost for service-based restricted stock and RSU’s is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

Compensation expense for restricted stock and stock option awards that contain performance conditions, the vesting of which is contingent upon the achievement of various sales and other specific strategic objectives for senior management, is based on the grant date fair value of the award. The grant date fair value of restricted stock awards that contain performance conditions is equal to the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded. For performance stock options, the Company utilizes a Monte Carlo simulation model to estimate the grant date fair value. Compensation expense for restricted stock and stock option awards that contain performance conditions is recorded over the implicit or explicit requisite service period based on management’s assumptions of when the awards are expected to vest. Previously recognized compensation expense for restricted stock and stock option awards that contain performance conditions is fully reversed if performance targets are not satisfied. The Company continually assesses the probability of the attainment of performance conditions and adjusts compensation expense accordingly over the remainder of the requisite service period.

Compensation cost for restricted stock awards and stock options that contain a market condition is based on the grant date fair value of the award. The Company utilizes a Monte Carlo simulation model to estimate the grant date fair value of these awards. Compensation expense is recorded over the implicit, explicit requisite or derived service period.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2011, based on the net operating loss generated in 2011 and historical losses and the uncertainty of profitability in the near future, the Company concluded that it would maintain a full valuation allowance on its deferred tax assets net of deferred tax liabilities and those assets that are reserved by a liability for unrecognized tax benefits. The Company maintained a valuation allowance as of December 31, 2011 of $181.5 million. The increase in valuation allowance from 2011 compared to 2010 of $28.5 million is primarily due to an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

The Company uses judgment in determining income tax provisions and in evaluating its tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company is examined by Federal and state tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Earnings (loss) per common share

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted loss per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and non-vested restricted stock and restricted stock units. See Note 12 to the consolidated financial statements for further discussion of the Company’s earnings (loss) per common share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high quality financial institutions and limits the amount of credit exposure to any one institution, except for U.S. Treasury or Government Agency issues. In addition, the Company’s cash balances held at any one institution are within the insured and guaranteed Federal Deposit Insurance Corporation (“FDIC”) limits. Concentration of credit risk with respect to accounts receivable is discussed in Note 18 to the consolidated financial statements. Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered necessary.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its Irish foreign subsidiary is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted-average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the consolidated statements of operations.

Note 2—Recently Issued Accounting Pronouncements

In December 2011 Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. The Company does not expect the adoption of ASU 2011-12 to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective prospectively for the Company’s consolidated financial statements for the year beginning January 1, 2012. The Company early adopted ASU 2011-05 as of December 31, 2011, and presented its consolidated statements of comprehensive loss as a separate statement.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s cash and cash equivalents and investments including the hierarchy for its financial instruments measured at fair value on a recurring basis at December 31, 2011 and 2010:

December 31, 2011	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$8,680	$8,680	$8,680	$8,680	$—	$—
Money market funds	105,414	105,414	105,414	105,414	—	—

Total cash and cash equivalents	114,094	114,094	114,094	114,094	—	—

Short-term investments:
Certificates of deposit	55,694	55,694	—	55,694	—	—

Total short-term investments	55,694	55,694	—	55,694	—	—

Total cash and cash equivalents and short-term investments	169,788	169,788	114,094	169,788	—	—
Restricted cash:
Certificates of deposit	2,580	2,580	—	2,580	—	—

Total restricted cash	2,580	2,580	—	2,580	—	—

Total	$172,368	$172,368	$114,094	$172,368	$—	$—

December 31, 2010	Carrying Amount	Estimated Fair Value	Assets and Liabilities Measured at Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$6,824	$6,824	$6,824	$6,824	$—	$—
Money market funds	37,967	37,967	37,967	37,967	—	—

Total cash and cash equivalents	44,791	44,791	44,791	44,791	—	—

Short-term investments (available-for-sale):
Equity securities	—	1	1	—	1	—
Short-term investments:
Certificates of deposit	20,069	19,992	—	19,992	—	—

Total short-term investments	20,069	19,993	1	19,992	1	—

Total cash and cash equivalents and short-term investments	64,860	64,784	44,792	64,783	1	—
Restricted cash:
Certificates of deposit	1,280	1,280	—	1,280	—	—

Total restricted cash	1,280	1,280	—	1,280	—	—

Total	$66,140	$66,064	$44,792	$66,063	$1	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

On April 8, 2009, the Company raised $31.0 million from a registered direct offering. The investors also received warrants to purchase up to 5,038,237 shares of the Company’s common stock at an initial exercise price of $10.46 per share.

The Company’s warrant liability was marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other income (expense), net on the Company’s consolidated statement of operations until the warrants were exercised, expire or other facts and circumstances led the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability was determined at each reporting period by utilizing a Monte Carlo simulation model. As of December 31, 2010, all of the warrants had been exercised and no warrants to purchase shares of the Company’s common stock remained outstanding, accordingly, the Company’s warrant liability had been completely converted into stockholders’ equity as of December 31, 2010.

The Company did not carry any financial assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011. The following table provides a summary of the changes in fair value of the Company’s warrant liability (financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010:

Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)
Balance, December 31, 2009	$24,239
Mark-to-market of warrant liability	(2,127)

Balance, March 31, 2010	$22,112
Exercise of warrants	(1,866)
Mark-to-market of warrant liability	(6,200)

Balance, June 30, 2010	$14,046
Exercise of warrants	(816)
Mark-to-market of warrant liability	43,233

Balance, September 30, 2010	$56,463
Exercise of warrants	(38,365)
Mark-to-market of warrant liability at exercise dates	(18,098)

Balance, December 31, 2010	$—

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value. At December 31, 2011, the Company’s Senior Convertible Notes due 2018 had a carrying value of $175.5 million and a fair value of $116.4 million. The fair value of the Company’s 2018 Convertible Notes is based upon the quoted market price at December 31, 2011.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments

The Company’s held-to-maturity securities at December 31, 2011 and 2010 consisted of certificates of deposit as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011	$55,694	$—	$—	$55,694

December 31, 2010	$20,069	$—	$—	$20,069

The Company’s available-for-sale and held-to-maturity securities were included in the following captions in its consolidated balance sheets:

	December 31, 2011		December 31, 2010
	Available- for-sale securities:	Held-to- maturity securities:	Available- for-sale securities	Held-to- maturity securities:
	(In thousands)
Short-term investments	$—	$55,694	$1	$20,069

The Company’s held-to-maturity securities had the following maturity dates:

	December 31, 2011	December 31, 2010
	(In thousands)
One year or less	$55,694	$20,069

Proceeds from the sales of available-for-sale securities and the gross realized investment gains and losses on those sales reclassified out of accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds	$—	$—	$4,170
Gross realized investment gains	—	—	834
Gross realized investment losses	$—	$—	$652

The specific identification method was used to determine the cost of the sold securities.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Inventories, Net

At December 31, 2011 and 2010, inventories at cost, net of reserves, were as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Raw materials	$3,146	$888
Work in progress	10,828	2,605
Finished goods	1,621	913

Inventory at cost	15,595	4,406
Inventory reserves	(4,671)	(1,266)

Total	$10,924	$3,140

Note 6—Property and Equipment, Net

	December 31,
	2011	2010
	(In thousands)
Office equipment	$3,044	$2,628
Office equipment—capital leases	332	332
Leasehold improvements	1,546	1,546

	4,922	4,506
Accumulated depreciation and amortization	(4,089)	(3,697)

Total	$833	$809

Depreciation and amortization expense was $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital lease obligations associated with the capital lease office equipment are included in other liabilities. See Note 8 to the consolidated financial statements for more details.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Other Current Liabilities

The components of other current liabilities for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Salaries and related expenses	$4,086	$2,460
Legal and professional fees	2,776	1,691
Manufacturing and technology transfer services	2,577	5,076
Royalties	1,783	—
Returned product liability	1,087	679
Severance	1,006	271
Allowance for product returns	852	469
Selling and marketing expense accrual	721	1,317
Accrued interest expense	—	962
Other	3,074	3,098

Total	$17,962	$16,023

Note 8—Other Liabilities (Non-Current)

The components of other liabilities for the periods ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Income taxes (1)	$—	$6,061
Capital leases (2)	3	38

Total	$3	$6,099

(1)	See Note 17 to consolidated financial statement for further discussion of income taxes.
(2)	The Company maintains capital leases for office equipment used at its corporate headquarters in East Brunswick, New Jersey. The leases range in terms from 34 to 60 months.

Note 9—Convertible Notes

2018 Convertible Notes

In February 2011, the Company issued the 2018 Convertible Notes at par ($230 million), that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At December 31, 2011, the 2018 Convertible Notes could be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or part of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enter into certain other transactions with respect to the Company’s common stock.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after March 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At December 31, 2011, the 2018 Convertible Notes were not convertible.

Due to the fact that the 2018 Convertible Notes can be cash settled upon conversion, the debt and equity components of the 2018 Convertible Notes were bifurcated and accounted for separately. While the 2018 Convertible Notes are outstanding, their discounted carrying values resulting from the bifurcation are accreted back to their principal amounts over periods that end on the scheduled maturity dates, resulting in the recognition of non-cash interest expense. For the year ended December 31, 2011, total interest expense for the 2018 Convertible Notes was $15.7 million, consisting of $10.0 million of accrued interest based upon the 4.75% coupon rate coupled with $5.7 million of non-cash interest expense related to the accretion of the discount on the Note.

The principal balance, unamortized discount and net carrying amount of the liability components and the equity components of the 2018 Convertible Notes was as follows at December 31, 2011:

	Liability Component
December 31, 2011	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
2018 Convertible Notes	$230,000	$54,542	$175,458

Note 10—Commitments and Contingencies

Commitments

The Company’s corporate headquarters are located in East Brunswick, New Jersey, where it leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013. The Company has two five-year renewal options under the lease. In connection with this lease arrangement, the Company was required to provide a $1.3 million security deposit by way of an irrevocable letter of credit, which is secured by a cash deposit of $1.3 million and is reflected as restricted cash on the Company’s consolidated balance sheets at December 31, 2011 and 2010. The Company is also obligated to pay its share of operating maintenance and real estate taxes with respect to its leased property.

Rent expense charged to operations was approximately $2.0 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense is presented within research and development and selling, general and administrative expense in the consolidated statements of operations.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future annual minimum lease payments (exclusive of amounts for real estate taxes, maintenance etc.) for each of the following calendar years are:

Year Ending December 31:	(In thousands)
2012	$1,883
2013	476
Thereafter	—

Total minimum payments	$2,359

At December 31, 2011, the Company has employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.1 million plus other fringe benefits and bonuses. These employment agreements generally have an initial term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In addition, the Company currently has in place severance agreements with two former employees, which aggregate to approximately $0.9 million of liabilities on the consolidated balance sheet at December 31, 2011, which will be paid in equal installments over the next twelve months.

In 2007, the Company entered into commercial supply and development agreements with Bio-Technology General (Israel) Ltd, (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to the Company’s biologics license application (“BLA”) for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA and the Company is obligated to purchase from BTG at least 80% of its worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company’s reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers the KRYSTEXXA requirements that exceed BTG’s capacity. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As of December 31, 2011, based on the current forecast, the Company expects to purchase an aggregate of approximately $4.9 million of pegloticase drug substance over the next 12 months. The Company has cumulatively paid BTG non-refundable fees of $6.7 million to reserve manufacturing capacity relating to potential future orders of pegloticase drug substance, of which $1.3 remain unapplied at December 31, 2011. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

In 2007, the Company entered into a services agreement with Fujifilm Diosynth Biotechnologies USA LLC (“Fujifilm”), pursuant to which Fujifilm is preparing to serve as the Company’s secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, the Company entered into a revised services agreement with Fujifilm, pursuant to which the Company delayed the 2009 conformance batch production campaign until 2010. During the first quarter of 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated in December 2010. The Company and Fujifilm renegotiated the agreement in June 2011. The Company expects the additional costs associated with the conformance campaign for the twelve months ended December 31, 2012 to approximate $0.8 million. Either the Company or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon 45 days advance notice. If the Company terminates the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, the Company must pay Fujifilm a termination fee based on the value of then remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project; it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project.

In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. As December 31, 2011, based on current forecasts, the Company expects to purchase mPEG-NPC at an aggregate cost of approximately $12.6 million through 2017. For any given year, upon three months advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the European Union. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or if NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired.

In 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010). Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, the Company agreed that once KRYSTEXXA received FDA marketing approval, the Company would purchase product support services from Sigma-Tau. As of December 31, 2011, the Company expects to purchase from

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sigma-Tau support services at an aggregate cost of approximately $1.3 million over the next 12 months. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma-Tau a fee. Under the agreement, the Company is also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. Either the Company or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s anniversary date of the agreement. If the Company terminates the agreement, it would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either the Company or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party.

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

The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by us. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. As of December 31, 2011 the Company has made $0.5 million in royalty payments pursuant to the agreement. In addition, and pursuant to the agreement, the Company is required to make potential separate milestone payments to MVP and Duke if the Company successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. As of December 31, 2011, the Company has made aggregate payments of approximately $2.5 million to MVP and Duke for the achievement of milestones under this agreement. During the years ended December 31, 2011 and 2009, the Company did not make any milestone payments to MVP and Duke under the agreement. For the year ended December 31, 2010 the Company made payments aggregating to $0.8 million to MVP and Duke upon obtaining regulatory approval for KRYSTEXXA in the United States, which was one of the five major global markets identified in the agreement. During the year ended December 31, 2011, the Company achieved the first sales milestone pursuant to the agreement and accordingly accrued $0.8 million. The Company also expects to achieve the second and final sales-based milestone in 2012, which will require the Company to pay MVP and Duke approximately $1.0 million. Also under the agreement, for sales made by sub-licensees and not by the Company, the Company is required to pay royalties of 20% on any revenues or other consideration we receive from sub-licensees during any quarter. The Company records the royalty and sales-based milestone payments pursuant to the MVP and Duke agreement as a component of cost of goods sold in its consolidated statements of operations.

The Company previously received financial support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.6 million for the development of KRYSTEXXA. As a result of the commercialization and commencement of KRYSTEXXA sales in 2011, the Company has incurred

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

royalties of approximately $0.9 million for OCS and BIRD for the year ended December 31, 2011. The Company records these payments as a component of cost of goods sold in its consolidated statements of operations. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments, based upon the percentage of manufacturing that does not occur in Israel.

Contingencies

In May 2007, the Company filed a notice of appeal with the New Jersey Division of Taxation contesting a New Jersey Sales & Use Tax assessment of $1.2 million for the tax periods 1999 through 2003. The Company believes it is not subject to taxes on services that were provided to the Company. In May 2010, the Company attended an appeals conference with the Conference and Appeals Branch of the New Jersey Division of Taxation to discuss its case in contesting the Sales & Use Tax assessment. After discussions with the New Jersey appellate division, the Company’s appeal was denied. The previous assessment of $1.2 million was increased by $0.5 million to $1.7 million reflecting additional interest and penalties. The Company filed a timely appeal with the New Jersey Tax Court to continue the appeal process on December 13, 2010. Settlement discussions took place throughout 2011 and in December a settlement agreement was reached with New Jersey Division of Taxation in which the Company paid $327,000 that included penalty and interest. This matter is now considered closed and the lawsuit has been dismissed.

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

In November 2008, Richard Sagall, an alleged stockholder, commenced an action in the U.S. District Court for the Southern District of New York seeking to certify a class of shareholders who held Savient securities between December 13, 2007 and October 24, 2008. The suit alleges that the Company made false and misleading statements relating to the GOUT1 and GOUT2 phase 3 clinical trials, and that the Company failed to disclose in a timely manner serious adverse events which occurred in five patients in these trials. In March 2009, the Court issued an order appointing a lead plaintiff and the law firm Pomerantz Haudek Block Grossman & Gross LLP as lead counsel. The action was also re-captioned as Lawrence J. Koncelik vs. Savient Pharmaceuticals, et al . Thereafter, the lead plaintiff filed his amended complaint in April 2009, seeking unspecified monetary damages. In June 2009, Savient and the other named defendants moved to dismiss the complaint. The lead plaintiff

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently filed an opposition to the Company’s motion to dismiss and the Company filed its reply in October 2009. Oral arguments were heard by the Court in February 2010 relating to the Company’s motion to dismiss. On September 29, 2010, the Court issued a memorandum decision and order granting the Company’s motion to dismiss the amended complaint in its entirety. On October 28, 2010, the lead plaintiff timely filed a notice of appeal of the Court’s decision with the United States Court of Appeals for the Second Circuit and the briefing on that appeal was completed in June 2011 with oral arguments scheduled for November 8, 2011. On January 13, 2012, the Second Circuit issued a summary order affirming the dismissal.

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

The Company is obligated under certain circumstances to indemnify certain customers for certain or all expenses incurred and damages suffered by them as a result of any infringement of third-party patents. In addition, the Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officer’s insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.

Note 11—Stockholders’ Equity

In February 2011, the Company issued $230 million principal amount of the 2018 Convertible Notes at par that becomes due on February 1, 2018. As part of the accounting for the 2018 Convertible Notes, the Company bifurcated the conversion feature and recorded $35.6 million to additional paid-in-capital, net of a deferred tax liability of $22.7 million and equity issuance costs of $1.9 million. See Note 9 to the consolidated financial statements for further discussion of the 2018 Convertible Notes.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s warrant liability was marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other income (expense), net until the warrants were exercised, expire or other facts and circumstances led the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability was determined at each reporting period by utilizing a Monte Carlo simulation model. At the date of the transaction, April 8, 2009, the fair value of the warrant liability was $12.6 million.

During the year ended December 31, 2010, the Company recorded a charge of $16.8 million within other income (expense), net to reflect the net increase in the valuation of the warrants, prior to being exercised.

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

Note 12—Earnings (Loss) per Common Share

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

The numerators and denominators of the basic and diluted EPS computations for operations are as follows:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts	Income (Numerator)	Shares (Denominator)	Per Share Amounts
				(In thousands, except per share data)
Loss from operations
Basic and Diluted EPS	$(102,027)	70,117	$(1.46)	$(73,109)	67,435	$(1.08)	$(90,853)	59,997	$(1.51)

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, 2010 and 2009, all in-the-money stock options and unvested restricted stock amounting to 1.1 million, 2.7 million and 3.2 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. At December 31, 2011, approximately 19.9 million shares related to the Company’s Convertible Notes, calculated “as if” the Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period.

Note 13—Share-Based Compensation

In 2001, the Company adopted its 2001 Stock Option Plan (the “2001 Stock Option Plan”). The 2001 Stock Option Plan permits the granting of options to purchase up to an aggregate of 10 million shares of the Company’s common stock to employees (including employees who are directors), non-employee directors (“Directors”) and consultants of the Company. Under the 2001 Stock Option Plan, the Company may grant either incentive stock options, at an exercise price of not less than 100% of the fair value of the underlying shares on the date of grant, or non-qualified stock options, at an exercise price not less than 85% of the fair value of the underlying shares on the date of grant. Options generally become exercisable ratably over two or four-year periods, with unexercised options expiring after the earlier of 10 years or shortly after termination of employment. Terminated options are available for reissuance.

In 2004, the Company adopted its 2004 Incentive Plan (the “2004 Incentive Plan”) which superseded the 2001 Stock Option Plan. The 2004 Incentive Plan allows the Compensation Committee of the Company’s Board of Directors to award stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards and other forms of equity-based and cash incentive compensation, in addition to stock options. The Company’s 2004 Incentive Plan expired by its terms on April 30, 2011 and no further awards were granted under this plan.

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 6,252,099 shares remain available for issuance pursuant to future grants at December 31, 2011.

During the year ended December 31, 2011, the Company made three inducement grants outside of the above mentioned plans, pursuant to the NASDAQ inducement grant exception to recruit key positions within the Company. The Company made the first of these inducement grants on January 31, 2011, with the award of a performance option to purchase 250,000 shares of the Company’s common stock. The Company made the second of these inducement grants on April 29, 2011, with the award of a performance option, to purchase 50,000 shares of the Company’s common stock. In addition, on April 29, 2011, the Company made a third inducement grant, for the purchase of 50,000 shares of the Company’s common stock. All of these awards had an exercise price equal to the closing price of the Company’s common stock on the grant date.

Total compensation cost that has been charged against operations related to the above plans was $7.1 million, $7.4 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2011 generated an income tax deduction of approximately $1.8 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Research and development	$1,418	$3,167	$3,188
Selling, general and administrative	5,687	4,277	3,456

Total non-cash compensation expense related to share-based compensation included in operating expenses	$7,105	$7,444	$6,644

Stock Options

The Company grants stock options to employees and Directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period and options granted to directors vest in equal quarterly installments over a one-year period from the date of grant. Options to Directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against operations on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average volatility	88%	80%	77%
Weighted-average risk-free interest rate	2.1%	2.3%	2.5%
Weighted-average expected term in years	4.4	6.5	6.6
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$5.05	$8.52	$5.75

Historical information is the primary basis for the selection of the expected volatility of options granted. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected life of the option being valued. The expected term of options granted is derived from the output of a lattice option valuation model and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and employee termination within the valuation model.

For the years ended December 31, 2011, 2010 and 2009, the Company issued 33,000 shares, 273,000 shares, and 1,110,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $0.2 million, $1.8 million, and $6.7 million, respectively. For the year ended

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, the Company realized no tax benefit from the exercise of stock options. For the years ended December 31, 2011, 2010 and 2009, approximately $3.2 million, $2.3 million, and $4.0 million, respectively, of stock option compensation cost has been charged against operations. As of December 31, 2011, there was $5.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company’s stock options at December 31, 2011 and 2010, and changes during the year ended December 31, 2011, are presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2010	2,183	$8.13	7.13	$8,710
Granted	2,234	7.97
Exercised	(33)	5.08
Cancelled	(736)	8.49

Outstanding at December 31, 2011	3,648	$7.98	7.81	$—

Exercisable at December 31, 2011	1,334	$7.86	5.50	$—

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.1 million, $2.3 million, and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The closing price per share of the Company’s common stock was $2.23, $11.14, and $13.61 on December 31, 2011, 2010 and 2009, respectively.

In 2009, the Company completed a plan of termination pursuant to which it reduced its workforce by 34 employees. In connection with the plan of termination, the Company charged $1.1 million in stock-based compensation expense against income for the year ended December 31, 2009. The modifications included extending the term of exercisability of the vested position of the stock options and accelerating the vesting to immediately vest any unvested stock options.

Stock Options Awards that Contain Performance or Market Conditions

Performance or Market Conditions

The Company grants stock options that contain performance or market conditions (“performance options”) to members of senior management with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. The vesting of performance options is contingent upon the achievement of various specific business milestones, including sales targets, and other

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategic objectives. Performance options granted have a term of 10 years from the grant date. Compensation expense for performance options is charged against operations over the implicit, explicit or derived requisite service period. Previously recognized compensation expense is fully reversed if performance targets are not met. For performance options that contain market conditions, compensation cost is charged against operations regardless of whether the market condition is ever achieved. The Company utilizes a Monte Carlo simulation model, which incorporates the expected exercise and termination behavior of optionees into a model of the Company’s future stock price for the valuation of performance options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of performance options granted for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average volatility	88%	80%	111%
Weighted-average risk-free interest rate	2.6%	2.0%	1.3%
Weighted-average expected life in years	6.6	6.3	3.1
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$7.43	$8.43	$7.43

There were no exercises of performance options for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011 and 2010, approximately $0.6 million and $0.8 million, respectively, of performance option compensation cost has been charged against operations. There was no compensation cost charged against operations for the year ended December 31, 2009 as the satisfaction of the 2009 performance targets were uncertain at that time. At December 31, 2011, approximately 440,000 potential performance option shares remain unvested, which could result in approximately $0.7 million of additional compensation expense if the performance targets are met or expected to be attained.

The Company’s performance options at December 31, 2011 and 2010, and changes during the year ended December 31, 2011, are presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2010	117	$13.57	9.04	$—
Granted	450	9.41
Exercised	—	—
Cancelled	(127)	12.08

Outstanding at December 31, 2011	440	$9.75	9.07	$—

Exercisable at December 31, 2011	40	$13.81	7.91	$—

Restricted Stock

The Company grants restricted stock and RSU’s to its employees and Directors. Restricted stock and RSU’s are recorded as deferred compensation and charged against income on a straight-line basis over the vesting

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, which ranges from one to four years in duration. Restricted stock and RSU’s to Directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one-year and thirty-one days. Compensation cost for restricted stock and RSU’s is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The Company’s non-vested restricted stock, including RSU’s, at December 31, 2011, 2010 and 2009, and changes during the year ended December 31, 2011, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value per share
	(In thousands)
Non-vested at December 31, 2009	500	$10.55
Granted	43	11.72
Vested	(222)	9.41
Forfeited	(6)	8.61

Non-vested at December 31, 2010	315	$11.56
Granted	856	8.35
Vested	(268)	10.45
Forfeited	(92)	9.69

Non-vested at December 31, 2011	811	$8.75

For the years ended December 31, 2011, 2010 and 2009, the Company granted 856,000 shares, 43,000 shares and 244,000 shares, respectively, of restricted stock, including RSU’s, at a weighted-average grant date fair value of $8.35 per share, $11.72 per share and $9.28 per share, respectively, amounting to $7.1 million, $0.5 million and $2.3 million in total aggregate fair value, respectively. For the years ended December 31, 2011, 2010 and 2009, approximately $2.6 million, $2.1 million, and $2.7 million, respectively, of deferred restricted stock compensation cost has been charged against operations. At December 31, 2011, approximately 811,000 shares remained unvested and there was approximately $4.0 million of unrecognized compensation cost related to restricted stock.

The total fair value of restricted stock and RSU’s vested during the years ended December 31, 2011, 2010 and 2009, was $1.6 million, $2.8 million, and $3.6 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

Performance Conditions

The Company grants restricted stock awards that contain performance or market conditions (“performance awards”) to members of senior management. Compensation cost for performance awards is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded. The vesting of performance awards is contingent upon the achievement of various specific business milestones, including sales targets, and other strategic objectives. Performance awards granted have a term of 10 years from the grant date. Compensation expense for performance awards is charged against operations over the implicit, explicit or derived requisite service period. Previously recognized compensation expense is fully reversed if performance targets are not met. For performance awards that contain market conditions, compensation cost is charged against operations regardless of whether the market condition is ever achieved.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s non-vested performance awards at December 31, 2011, 2010 and 2009, and changes during the year ended December 31, 2011, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2009	217	$14.67
Granted	—	—
Vested	(161)	13.54
Forfeited	(17)	14.43

Non-vested at December 31, 2010	39	$19.37
Granted	300	9.23
Vested	(7)	13.95
Forfeited	(26)	20.59

Non-vested at December 31, 2011	306	$9.44

For the years ended December 31, 2011 and 2009, the Company granted 300,000, and 168,000 performance awards, respectively, at a weighted-average grant date fair value of $9.23 per share and $13.56 per share, respectively, amounting to $2.8 million and $2.3 million in total aggregate fair value, respectively. The Company did not grant any performance awards during the year ended December 31, 2010. For the years ended December 31, 2011 and 2010 approximately $0.7 million, and $2.3 million, respectively, of deferred restricted stock compensation cost has been charged against operations. There was no compensation cost charged against operations for the year ended December 31, 2009 as the satisfaction of the 2009 performance targets were uncertain at that time. At December 31, 2011, approximately 306,000 performance awards remain unvested, which could result in approximately $2.1 million of additional compensation expense if the performance targets are met or expected to be attained.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the years ended December 31, 2011, 2010 and 2009 the Company granted rights to employees to purchase 155,097, 29,738 and 80,995 shares of the Company’s common stock, respectively, and recorded approximately $0.8 million, $0.3 million, and $0.1 million, of compensation expense, respectively, related to participation in the 1998 ESPP.

Additional Paid-In-Capital Excess Tax Benefit Pool

Excess tax benefits are used to create an additional paid-in-capital pool and any tax deficiencies are used to offset the pool, if available, or recorded as an additional charge to tax expense during the year. At December 31, 2011, the additional paid-in-capital excess tax benefit pool available to absorb future tax deficiencies was approximately $2.5 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Employee Benefits

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan. During 2011, the 401(k) plan permitted employees who meet age and service requirements to contribute up to $16,500 of their total compensation on a pretax basis, which was 50% Company matched. The Company’s contribution to the plan amounted to approximately $1.1 million, $0.4 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15—Investment Income, Net

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest and dividend income from cash equivalents	$150	$116	$107
Realized gains on sales of short-term investments	—	—	834
Realized losses on redemptions of short-term investments	—	—	(652)

Total investment income, net	$150	$116	$289

Note 16—Other Income (expense), Net

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Realized loss on change in valuation of warrant liability	$—	$(16,807)	$(11,678)
Reversal of interest expense and penalties on unrecognized tax liability settled	1,989	—	—
Reversal of accrued interest and penalty on state use tax audit	771	—	—
Amortization of deferred financing costs on convertible debt	(620)	—	—
Foreign exchange	(9)	—	—
Other non-operating income (expenses)	77	(443)	(373)

Total other Income (expense), net	$2,208	$(17,250)	$(12,051)

Note 17—Income Taxes

The domestic and international components of loss before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Loss before income taxes
U.S.	$(127,969)	$(73,118)	$(92,924)
Foreign	(846)	—	—

Loss before income taxes	$(128,815)	$(73,118)	$(92,924)

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of current and deferred income tax benefit from operations are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current
Federal	$—	$—	$(2,006)
State	(4,071)	(9)	(65)
Foreign	—	—	—

Total current (benefit)	$(4,071)	$(9)	$(2,071)
Deferred
Federal	(20,423)	—	—
State	(2,294)	—	—
Foreign	—	—	—

Total deferred (benefit)	(22,717)	—	—

Total income tax benefit	$(26,788)	$(9)	$(2,071)

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets/liabilities are as follows:

	Year Ended December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforward	$106,288	$—	$64,291	$—
Research and experimental credits	44,765	—	48,511	—
State NOL carryforward	36,203	—	25,158	—
Foreign NOL carryforward	106	—	—	—
Stock-based compensation	5,155	—	3,425	—
Foreign tax credits	4,026	—	4,026	—
Inventories	2,895	—	1,999	—
State tax reserves	—	—	1,425	—
Accrued amounts	494	—	1,618	—
Capital loss carryforwards	232	—	1,008	—
Other tax credits	838	—	702	—
Other	939	—	905	—
Prepaids	—	(29)	—	(116)
Convertible Notes	—	(20,391)	—	—

	$201,941	$(20,420)	$153,068	$(116)
Valuation allowance	(181,521)	—	(152,952)	—

Total deferred income tax assets/(liabilities)	20,420	(20,420)	116	(116)

Net deferred income tax asset	$—		$—

Reconciliation of income taxes between the Company’s effective tax rate on loss before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax at US statutory rate	$(45,085)	$(25,591)	$(32,523)
State and local income taxes (net of federal benefit)	(5,571)	(4,285)	(5,366)
Non-deductible expenses	1,209	6,731	6,806
Research and experimental credits	—	(3,258)	(9,948)
Foreign rate differential	190	—	—
Benefit for unrecognized tax benefits	(4,071)	(9)	(64)
Change in valuation allowance	27,268	26,403	39,024
Other	(728)	—	—

Income tax benefit	$(26,788)	$(9)	$(2,071)

In 2011, the Company generated a net operating loss of approximately $114.6 million for federal income tax purposes and recorded an income tax benefit of $26.8 million. This benefit was partially the result of a reduction in liabilities for unrecognized tax benefits of $3.6 million, which was considered effectively settled due to the recent completion of a state tax audit in the first quarter 2011 and $0.5 million for other related state matters. The remaining $22.7 million income tax benefit was the result of the recognition of a deferred tax asset up to the deferred tax liability associated with the issuance of the 2018 Convertible Notes. The $26.8 million tax benefit recorded does not result in additional cash flow for the Company.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company generating a net operating loss (“NOL”) of approximately $114.6 million for the year ended December 31, 2011, the Company had federal net operating loss carryforwards of approximately $303.7 million and combined state operating loss carryforwards of approximately $390.4 million. During the 2011 tax year, the Company completed a study pursuant to Section 382 of the IRC to determine if an “ownership change” (for Section 382 purposes) occurred and, if so, whether there was a limitation on the Company’s ability to use NOL’s and other tax attributes as a result of a potential “ownership change”. It was determined that there was an ownership change on December 31, 2010 and as a result, the ability to use any NOL’s or other tax attributes may be limited. Management does not believe that these limitations will have a material impact on the Company’s ability to use its tax attributes in the event the Company’s subsequent operations are profitable. Any NOL’s or tax attributes generated after December 31, 2010 are not subject to the limitation.

The federal and state net operating loss carryforwards expire at various dates from 2012 through 2031. Included in the net operating loss deferred tax assets above is approximately $7.2 million of deferred tax assets attributable to excess stock option deductions. Pursuant to ASC 718 concerning when tax benefits related to excess stock option deductions are credited to paid-in-capital, subject to a valuation allowance, the related valuation allowance cannot be reversed even if the facts and circumstances indicate that it is more likely than not that the deferred tax assets can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable. The Company follows FASB ASC 740 ordering to determine when such net operating losses will be realized.

At December 31, 2011, the Company also had federal tax credit carryforwards of approximately $52.3 million, which are comprised primarily of credits related to orphan drug and research and development expenses and foreign tax payments. These credits are available to reduce future income taxes and expire at various times through 2031.

Based upon the uncertainty of the Company’s business and history of operating losses, the likelihood that the Company will be able to realize a benefit on its deferred tax assets is uncertain. Due to this uncertainty, the Company maintained a valuation allowance as of December 31, 2011 of $181.5 million against its deferred tax assets net of deferred tax liabilities and those assets that are reserved by a liability for unrecognized tax benefits. The increase in valuation allowance from 2011 compared to 2010 of approximately $28.5 million is primarily due to an increase in NOL carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

The Company files income tax returns in the United States, Ireland and various state jurisdictions. In January 2011, the Company settled an Internal Revenue Service examination for tax years 2006 through 2008 without incurring any additional tax liability. Certain tax attributes were adjusted in connection with the exam, but the adjustments were not significant and will not have a material impact on the company’s financial statements. State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. In 2011, the Company settled a State of New Jersey income tax examination for the 2005 through 2008 tax years without incurring any additional income tax liability. The audit also encompassed a review of the payroll tax and sales and use tax returns for those tax years. The Company was assessed additional sales and use tax during the audit but the liability was immaterial to the financial statements. While the Company believes that its reserves reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. The Company is not currently under audit in any tax jurisdiction.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. The Company believes that its accrual for tax liabilities is adequate for all open years. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. In making these estimates and assumptions, the Company relies on advice from industry and subject matter experts, analyzes actions taken by taxing authorities, as well as the Company’s industry and audit experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted.

Reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2011	2010	2009
	(In thousands)
Unrecognized tax benefits—January 1,	$10,261	$10,011	$11,211
Increases related to tax positions in prior period	29	259	471
Decreases related to tax positions in prior period	(1,500)	—	(5)
Settlements/lapses	(6,090)	(9)	(1,666)

Unrecognized tax benefits—December 31	$2,700	$10,261	$10,011

Included in the unrecognized tax benefit liability of $2.7 million as of December 31, 2011, $10.3 million as of December 31, 2010 and $10 million as of December 31, 2009, is zero, $4.1 million and $4.1 million, respectively, of tax benefit that if recognized would impact the Company’s effective tax rate. The Company doesn’t expect the unrecognized tax benefits to decrease in the next 12 months.

The Company accounts for interest and penalties related to unrecognized tax benefits as part of other income (expense). During the year ended December 31, 2011, the Company recorded a decrease in interest and penalty expense of $1.4 million and $0.6 million, respectfully. This decrease was the result of the Company deeming various issues effectively settled due to recently completed state tax audits and the re-measurement of liabilities due to recently settled Internal Revenue Service audit. As of December 31, 2011, the Company does not have any interest expense or penalties accrued relating to the unrecognized tax benefit liability.

Note 18—Concentrations

The Company sells its products in the United States mainly to three drug wholesaler customers; AmerisourceBergen Corp., Cardinal Health and McKesson Corp. The Company’s gross sales to AmerisourceBergen Corp were 33%, 15%, and 30% of total gross sales in 2011, 2010 and 2009, respectively. The Company’s gross sales to Cardinal Health were 22%, 23%, and 19% of total gross sales in 2011, 2010 and 2009, respectively. The Company’s gross sales to McKesson Corp. were 29%, 42%, and 25% of total gross sales in 2011, 2010 and 2009, respectively.

If for any reason the Company is unable to retain these third-party distributors and manufacturers, or obtain alternate third-party distributors and manufacturers on commercially acceptable terms, the Company may not be able to distribute its products as planned. If the Company encounters delays or difficulties with contract manufacturers in producing KRYSTEXXA, the sale of this product would be adversely affected.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Segment Information

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of KRYSTEXXA, Oxandrin and oxandrolone and the research and development activities of KRYSTEXXA.

Note 20—Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2011 and 2010.

2011	1Q	2Q	3Q	4Q	Year
	(In thousands, except per share data)
Total revenue	$1,290	$1,984	$2,581	$3,710	$9,565
Gross profit	874	976	(2,003)	405	252
Income tax benefit	(7,410)	(5,400)	(6,245)	(7,733)	(26,788)
Net loss	(13,530)	(30,249)	(27,392)	(30,856)	(102,027)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.43)	$(0.39)	$(0.44)	$(1.46)
Weighted average shares
Basic and diluted	69,995	70,075	70,122	70,235	70,117

2010	1Q	2Q	3Q	4Q	Year
	(In thousands, except per share data)
Total revenue	$1,093	$987	$988	$960	$4,028
Gross profit	897	606	567	(715)	1,355
Income tax benefit	—	—	—	(9)	(9)
Net loss	(8,296)	(5,010)	(59,352)	(451)	(73,109)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.07)	$(0.89)	$(0.01)	$(1.08)
Weighted average shares
Basic and diluted	66,359	66,906	67,047	69,399	67,435

Note 21—Subsequent Events

On January 31, 2012, the Company’s Chief Executive Officer (“CEO”) resigned his position and on February 1, 2012, the Company’s Board of Directors appointed David Y. Norton, a member of the Savient Board and former Company Group Chairman, Global Pharmaceuticals for Johnson & Johnson, to the role of Interim CEO. Mr. Norton joined the Savient Board in September 2011. The Company’s Board of Directors is currently in the process of conducting a search for a permanent CEO.

On January 23, 2012, the Company entered into a lease agreement for new premises located in Bridgewater, New Jersey. The premises, consisting of approximately 48,469 rentable square feet of office facilities, will be used as the Company’s principal offices and corporate headquarters. The Company intends to relocate all of its operations presently conducted in East Brunswick, New Jersey to the new facility by the third quarter of 2012. The term of the new lease is 123 months, and the Company has rights to extend the term for two additional five-year lease terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123 month term of the new lease is approximately $15.2 million. The Company has provided the landlord a letter of credit of $1.5 million, to secure its obligations under the lease.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The lease agreement includes fixed escalations of minimum annual lease payments and accordingly, the Company will recognize rent expense on a straight-line basis over the lease term and record the difference between rent expense and current cash rent payments as deferred rent, which will be reflected in the Company’s consolidated balance sheets as a deferred lease liability included as a component of other liabilities.

Additionally, in connection with the lease, the property owner provided a lease inducement to the Company in the form of a $2.0 million tenant improvement allowance.

The minimum annual payments under the new lease are as follows:

(In thousands)
Year Ending December 31:
2012	$799
2013	1,383
2014	1,408
2015	1,432
2016	1,456
Thereafter	8,708

Total minimum payments	$15,186

SAVIENT PHARMACEUTICALS, INC.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for inventory obsolescence
2011	$1,266	$4,588	$(345)	$(838)	$4,671
2010	1,257	217	—	(208)	1,266
2009	6,323	88	—	(5,154)	1,257
Allowance for sales returns(1)
2011	469	400	—	(17)	852
2010	1,033	(235)	—	(329)	469
2009	1,163	2,166	—	(2,296)	1,033
Allowance for rebates(1)
2011	295	551		(507)	339
2010	261	543	18	(527)	295
2009	643	374	126	(882)	261
Allowance for doubtful accounts
2011	25	3	—	—	28
2010	18	7	—	—	25
2009	2	16	—	—	18

(1)	Included within other current liabilities in the Company’s consolidated balance sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in our filing on form 8-K on December 2, 2011, on November 30, 2011, Savient Pharmaceuticals, Inc. (the “Registrant”) dismissed McGladrey & Pullen, LLP (“McGladrey & Pullen”) as its independent registered public accounting firm. The Registrant’s Audit & Finance Committee of the Board of Directors (the “Committee”) approved McGladrey & Pullen’s dismissal. In addition, on November 30, 2011, the Committee engaged KPMG LLP (“KPMG”) as the Registrant’s new independent registered public accounting firm for the fiscal year ending December 31, 2011.

During the Registrant’s past two fiscal years ended December 31, 2010 and December 31, 2009 and through November 30, 2011, neither the Registrant, nor anyone acting on its behalf, consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; nor was a written report or oral advice provided to the Registrant which KPMG concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

None of the reports of McGladrey & Pullen on the Registrant’s financial statements for either of the past two fiscal years ended December 31, 2010 and December 31, 2009 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

In each of the Registrant’s past two fiscal years ended December 31, 2010 and December 31, 2009 and through November 30, 2011, there were no (i) disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, with McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement would have caused it to make reference to the subject matter of the disagreement in its report on the Registrant’s financial statements; or (ii) reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On November 30, 2011, the Registrant requested that McGladrey & Pullen furnish it with a letter addressed to the SEC stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of the letter received from McGladrey & Pullen in response to such request, which is dated December 2, 2011, is filed as Exhibit 16.1 in our filing on Form 8-K on December 2, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

(a). Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Company’s CEO and CFO concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

(b). Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in Item 8 of this Form 10-K and is incorporated herein by reference.

(c). Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning our Directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2012 Annual Meeting of Stockholders to be held on May 22, 2012 (our “2012 Proxy Statement”).

Information regarding our director nomination process, audit committee and audit committee financial expert as required by the SEC’s Regulation S-K 407(c)(3), 407(d)(4) and 407(d)(5) is set forth in our 2012 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers required under this Item is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2012 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other Savient employees performing similar functions. This code of ethics has been posted on our website, which can be found at http://www.savient.com. We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to or waiver from a provision of our code of ethics by posting such information on our website at the address specified above.

We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Annual Report on

Form 10-K.

(b) Exhibits

Certain exhibits below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.4 through 10.9, 10.11 through 10.17 and 10.23 through 10.36 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited between NED-INT Holdings Ltd, Akzo Nobel N.V. and the Company.*(2)

2.3	Share Purchase Agreement, dated March 23, 2005, between the Company and Ferring B.V.*(3)

2.4	Asset Purchase Agreement, dated March 23, 2005, between the Company and Ferring International Centre SA.*(3)

3.1	Certificate of Incorporation of the Company, as amended.*(4)

3.2	By-laws of the Company, as amended.*(5)

4.1	Certificate of Designations of the Series A Junior Participating Cumulative Preferred Stock.*(5)

4.2	Indenture, dated February 4, 2011, between the Company and U.S. Bank National Association, as trustee.*(22)

10.1	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)

10.2	Agreement, dated January 20, 1984, between Bio-Technology General (Israel) Ltd. and the Chief Scientist with regard to certain projects.*(7)

10.3	Form of Indemnity Agreement between the Company and its directors and officers.*(8)

10.4	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)

10.5	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)

10.6	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)

10.7	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)

10.8	Savient Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan Amended and Restated as of May 23, 2006.*(11)

10.9	Bio-Technology General Corp. 2001 Stock Option Plan.*(12)

10.10	Lease and Lease Agreement, dated as of June 11, 2002, between SCV Partners and the Company, as amended.*(13)

10.11	Employment Agreement, dated as of May 28, 2004, between the Company and Philip K. Yachmetz.*(14)

10.12	Amendment, dated February 15, 2006, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.*(15)

10.13	Form of Savient Pharmaceuticals, Inc. Senior Management Incentive Stock Option Agreement.*(16)

Exhibit No.	Description

10.14	Form of Savient Pharmaceuticals, Inc. Senior Management Non-Qualified Stock Agreement.*(16)

10.15	Form of Savient Pharmaceuticals, Inc. Senior Management Restricted Stock Agreement.*(16)

10.16	Form of Savient Pharmaceuticals, Inc. Senior Management Performance Share Agreement.*(16)

10.17	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Agreement.*(16)

10.18++	License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University, and the Company, as amended on November 12, 2001.*(16)

10.19++	Supply Agreement, dated as of June 12, 2006, by and between Watson Pharma Inc. and the Company.*(16)

10.20++	Commercial Supply Agreement, dated October 16, 2008, by and between Enzon Pharmaceuticals, Inc. and the Company.*(17)

10.21++	Commercial Supply Agreement, dated March 20, 2007, between the Company and Bio-Technology General (Israel) Ltd.*(18)

10.22++	Supply Agreement, dated May 23, 2007, between the Company and NOF Corporation.*(18)

10.23	Amendment, dated December 19, 2008, to Employment Agreement dated March 23, 2006, by and between the Company and Paul Hamelin, as amended.*(19)

10.24	Amendment, dated February 15, 2008, to Employment Agreement dated March 23, 2006 by and between the Company and Paul Hamelin.* (20)

10.25	Amendment, dated February 15, 2008, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.* (20)

10.26	Consulting Services Agreement between the Company and Lee S. Simon, MD.* (21)

10.29	Savient Pharmaceuticals, Inc. 2004 Incentive Plan.*(23)

10.30	Employment Agreement, dated as of May 23, 2006, between the Company and Paul Hamelin.*(24)

10.31	Employment Agreement, effective as of January 24, 2011, by and between the Company and John H. Johnson.*(25)

10.32	Employment Agreement, effective as of February 7, 2011, by and between the Company and Lou Ferrari.

10.33	Employment Agreement, effective as of April 25, 2011, by and between the Company and Richard Crowley.

10.34	Employment Agreement, effective as of July 1, 2011, by and between the Company and Kenneth M. Bahrt.

10.35	Employment Agreement, effective as of September 12, 2011, by and between the Company and Kenneth J. Zuerblis.*(26)

10.36	Savient Pharmaceuticals, Inc. 2011 Incentive Plan.*(27)

10.37	Service Agreement, effective as of 11 January 2012, by and between Savient Pharma Ireland Limited and David Veitch

10.38	Office Lease Agreement by And between Wells Reit – Multi-State Owner, Llc and the Company, dated January 23, 2012

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG, LLP

23.2	Consent of McGladrey & Pullen, LLP

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

++	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.
*	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the following documents:
(1)	Company’s Current Report on Form 8-K, dated March 19, 2001.
(2)	Company’s Current Report on Form 8-K, dated September 30, 2002.
(3)	Company’s Current Report on Form 8-K, dated March 23, 2005.
(4)	Registration Statement on Form S-3 (File No. 333-146257).
(5)	Company’s Current Report on Form 8-K, dated October 9, 1998.
(6)	Registration Statement on Form S-1 (File No. 2-84690).
(7)	Registration Statement on Form S-1 (File No. 033-02597).
(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(13)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(14)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(15)	Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(18)	Company’s Current Report on Form 8-K, filed February 10, 2009.
(19)	Company’s Current Report on Form 8-K, dated December 29, 2008.
(20)	Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(21)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(22)	Company’s Current Report on Form 8-K, dated February 4, 2011.
(23)	Company’s Proxy Statement on Schedule 14A, dated June 14, 2004.
(24)	Company’s Current Report on Form 8-K , dated May 25, 2006.

(25)	Company’s Current Report on Form 8-K, dated January 27, 2011.
(26)	Company’s Current Report on Form 8-K, dated September 15, 2011.
(27)	Company’s Proxy Statement on Schedule 14A, dated April 12, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC. (Registrant)

BY:	/S/ DAVID Y. NORTON
David Y. Norton
Chief Executive Officer

February 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID Y. NORTON David Y. Norton	Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ GINGER D. CONSTANTINE Ginger D. Constantine	Director	February 29, 2012

/S/ ALAN L. HELLER Alan L. Heller	Director	February 29, 2012

/S/ STEPHEN O. JAEGER Stephen O. Jaeger	Director	February 29, 2012

/S/ WILLIAM F. OWEN, JR., M.D. William F. Owen, Jr., M.D.	Director	February 29, 2012

/S/ LEE S. SIMON, M.D. Lee S. Simon, M.D.	Director	February 29, 2012

/S/ VIRGIL THOMPSON Virgil Thompson	Director	February 29, 2012

/S/ KENNETH ZUERBLIS Kenneth. Zuerblis	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012